Form 10-Q
period 1999-09-30
PXRE GROUP LTD
filed 1999-11-12
CIK 1091748

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________________to _______________

                         Commission File Number 1-15259

                                PXRE GROUP LTD.*
             (Exact name of registrant as specified in its charter)

                  Bermuda                                       Applied For
    (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
     incorporation or organization)

         99 Front Street                                        Suite 231
         Hamilton HM 12                                         12 Church Street
         Bermuda                                                Hamilton HM 11
                                                                Bermuda
(Address, including zip code, of principal executive offices)   (Mailing address)
                      (441) 296-5858

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ * No___

     As of November 10, 1999, 11,750,929 common shares, $1.00 par value per share, of the Registrant were outstanding.*

*PXRE Group Ltd. ("PXRE Group") is the parent corporation of PXRE
Corporation ("PXRE Delaware") (Commission File No. 001-12595; I.R.S. Employer Identification No. 06-1183996) which became an indirect wholly owned subsidiary of PXRE Group at the close of business on October 5, 1999 in connection with the reorganization of PXRE Delaware. Simultaneously therewith, holders of PXRE Delaware common stock, $.01 par value per share; automatically became holders of the same number of PXRE Group common shares, $1.00 par value per share which shares continue to trade under the same New York Stock Exchange ticker symbol PXT. In connection with the reorganization, PXRE Group has become subject to the reporting requirements of the Securities Exchange Act of 1934 and has filed all reports required to be filed thereafter.
-------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX


PART I.  FINANCIAL INFORMATION

A)   PXRE CORPORATION

     Consolidated Balance Sheets at September 30, 1999
        and December 31, 1998                                                  3

     Consolidated Statements of Operations for the three and nine months
        ended September 30, 1999 and 1998                                      4

     Consolidated Statements of Stockholders' Equity for the three and nine
        months ended September 30, 1999 and 1998                               5

     Consolidated Statements of Cash Flow for the three and nine months
        ended September 30, 1999 and 1998                                      6

     Notes to Consolidated Interim Financial Statements                        7

     Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

B)   PXRE GROUP LTD. (PARENT COMPANY ONLY)

     Balance Sheet at September 30, 1999                                      31

     Statement of Operations from Date of Inception June 1, 1999 to
        September 30, 1999                                                    32

     Statement of Changes in Stockholders' Equity from Date of
        Inception June 1, 1999 to September 30, 1999                          33

     Statement of Changes in Cash Flow from Date of Inception
        June 1, 1999 to September 30, 1999                                    34

     Notes to Interim Financial Statements                                    35

PART II.  OTHER INFORMATION                                                   36


PXRE                  CONSOLIDATED BALANCE SHEETS
CORPORATION           (Unaudited)
--------------------------------------------------------------------------------

                                                                                                September 30,      December 31,
                                                                                                    1999               1998
                                                                                                    ----               ----
Assets                Investments:

                        Fixed maturities, available-for-sale, at fair value (amortized
                          cost $323,879,000 and $308,658,000, respectively)                      $ 317,889,236      $ 309,477,075
                        Equity securities, at fair value (cost $30,468,000 and $41,146,000)         26,435,122         40,974,283
                        Short-term investments                                                      51,495,057         58,861,983
                        Other invested assets, at equity (cost $57,894,000 and $66,588,000)         65,081,863         65,163,581
                                                                                               ----------------   ----------------
                            Total investments                                                      460,901,278        474,476,922
                      Cash                                                                           7,637,525         16,117,473
                      Accrued investment income                                                      4,804,523          5,330,419
                      Receivables:
                        Unreported premiums                                                         30,015,397         18,440,954
                        Balances due from intermediaries and brokers                                23,950,556         14,631,140
                        Other receivables                                                           36,110,208         21,293,256
                      Reinsurance recoverable                                                       49,239,415         41,260,657
                      Ceded unearned premiums                                                       23,653,073          8,231,130
                      Deferred acquisition costs                                                     8,071,647          4,122,603
                      Income tax recoverable                                                        11,274,354         19,569,364
                      Other assets                                                                  10,842,907          9,217,218
                                                                                               ================   ================
                            Total assets                                                         $ 666,500,883      $ 632,691,136
                                                                                               ================   ================

Liabilities           Losses and loss expenses                                                   $ 130,962,113      $ 102,592,394
                      Unearned premiums                                                             50,540,100         20,541,326
                      Debt payable                                                                  50,000,000         50,000,000
                      Other liabilities                                                             32,250,942         25,664,972
                                                                                               ----------------   ----------------
                            Total liabilities                                                      263,753,155        198,798,692
                                                                                               ----------------   ----------------

                      Minority interest in consolidated subsidiary:
                          Company-obligated mandatorily redeemable capital trust
                          pass-through securities of subsidiary trust holding solely a
                          company-guaranteed related subordinated debt                              99,520,021         99,516,938

Stockholders'         Serial preferred stock, $.01 par value -- 500,000 shares authorized;
Equity                  0 shares issued and outstanding                                                      0                  0
                      Common stock, $.01 par value -- 40,000,000 shares authorized;
                      15,170,527 and 14,938,262 shares issued, respectively                            151,705            149,382
                      Additional paid-in capital                                                   263,599,528        259,147,554
                      Accumulated other comprehensive income:
                        Net unrealized (depreciation) appreciation on investments, net of
                          deferred income tax (benefit) expense of $(3,505,000) and $3,400          (6,742,247)             6,253
                      Retained earnings                                                            129,639,541        139,842,939
                      Treasury stock at cost ( 3,426,201 and 2,614,498 shares)                     (77,678,209)       (61,420,025)
                      Restricted stock at cost (362,635 and 167,832 shares)                         (5,742,611)        (3,350,597)
                                                                                               ----------------   ----------------
                            Total stockholders' equity                                             303,227,707        334,375,506
                                                                                               ----------------   ----------------
                            Total liabilities and stockholders' equity                           $ 666,500,883      $ 632,691,136
                                                                                               ================   ================


        The accompanying notes are an integral part of these statements.

PXRE           CONSOLIDATED STATEMENTS OF OPERATIONS
CORPORATION    (Unaudited)
--------------------------------------------------------------------------------

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                         September 30,

                                                                   1999            1998              1999               1998
                                                                   ----            ----              ----               ----
Revenues       Net premiums earned                               $ 32,458,734    $ 27,644,965      $ 84,984,167       $ 68,737,319
               Net investment income (loss)                         9,466,325        (851,792)       27,589,037         11,145,988
               Net realized investment (losses) gains              (2,194,302)      1,328,034        (3,576,814)         2,980,132
               Management fees                                        528,151         (33,227)        1,828,466          1,471,401
                                                               ---------------  --------------  ----------------   ----------------
                                                                   40,258,908      28,087,980       110,824,856         84,334,840
                                                               ---------------  --------------  ----------------   ----------------

Losses and     Losses and loss expenses incurred                   29,327,207      32,936,993        66,195,129         39,459,454
Expenses       Commissions and brokerage                            7,871,366       7,376,058        20,417,117         15,656,171
               Other operating expenses                             6,713,948       5,414,708        20,031,661         13,365,429
               Interest expense                                       885,254         248,641         2,559,239          1,394,811
               Minority interest in consolidated subsidiary         2,220,046       2,232,051         6,546,815          6,695,858
                                                               ---------------  --------------  ----------------   ----------------
                                                                   47,017,821      48,208,451       115,749,961         76,571,723
                                                               ---------------  --------------  ----------------   ----------------

               (Loss) income before income taxes and
                 extraordinary item                                (6,758,913)    (20,120,471)       (4,925,105)         7,763,117
               Income tax (benefit) provision                      (1,196,130)     (7,484,000)       (1,646,130)         1,224,000
                                                               ---------------  --------------  ----------------   ----------------
               (Loss) income before extraordinary loss             (5,562,783)    (12,636,471)       (3,278,975)         6,539,117
               Extraordinary loss on debt redemption,
                 net of $454,000 income tax benefit                         0         843,000                 0            843,000
                                                               ---------------  --------------  ----------------   ----------------
               Net (loss) income                                 $ (5,562,783)  $ (13,479,471)     $ (3,278,975)       $ 5,696,117
                                                               ===============  ==============  ================   ================

Comprehensive  Other comprehensive (loss) income, net of tax:
Income         Net unrealized depreciation on investments            (244,161)     (9,135,867)       (6,748,500)       (11,748,032)
                                                               ---------------  --------------  ----------------   ----------------
               Comprehensive (loss) income                       $ (5,806,944)  $ (22,615,338)     $(10,027,475)      $ (6,051,915)
                                                               ===============  ==============  ================   ================

Per Share      Basic:
                    (Loss) income before extraordinary item           $ (0.49)        $ (0.93)          $ (0.28)            $ 0.48
                    Extraordinary loss                                   0.00            0.06              0.00               0.06
                                                               ---------------  --------------  ----------------   ----------------
                    Net (loss) income                                 $ (0.49)        $ (0.99)          $ (0.28)            $ 0.42
                                                               ===============  ==============  ================   ================
                    Average shares outstanding                     11,441,979      13,596,222        11,611,408         13,599,922
                                                               ===============  ==============  ================   ================

               Diluted:
                    (Loss) income before extraordinary item           $ (0.49)        $ (0.93)          $ (0.28)            $ 0.48
                    Extraordinary loss                                   0.00            0.06              0.00               0.06
                                                               ---------------  --------------  ----------------   ----------------
                    Net (loss) income                                 $ (0.49)        $ (0.99)          $ (0.28)            $ 0.42
                                                               ===============  ==============  ================   ================
                         Average shares outstanding                11,441,979      13,596,222        11,611,408         13,706,155
                                                               ===============  ==============  ================   ================


        The accompanying notes are an integral part of these statements.

PXRE                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CORPORATION          (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                   September 30,

                                                                    1999             1998              1999            1998
                                                                    ----             ----              ----            ----

Common Stock:      Balance at beginning of period                 $ 151,628        $ 149,345         $ 149,382        $ 148,063
                   Issuance of shares                                    77               18             2,323            1,300
                                                              ==============   ==============   ===============  ===============
                       Balance at end of period                   $ 151,705        $ 149,363         $ 151,705        $ 149,363
                                                              ==============   ==============   ===============  ===============

Additional         Balance at beginning of period              $263,494,315     $259,062,191     $ 259,147,554    $ 255,060,792
Paid-in Capital:   Issuance of common shares                        123,158           44,593         4,627,331        4,029,170
                   Other                                            (17,945)               0          (175,357)          16,822
                                                              ==============   ==============   ===============  ===============
                       Balance at end of period                $263,599,528     $259,106,784     $ 263,599,528    $ 259,106,784
                                                              ==============   ==============   ===============  ===============
Unrealized
Appreciation       Balance at beginning of period              $ (6,498,086)       $ 560,841           $ 6,253      $ 3,173,006
(Depreciation)     Change in fair value for the period             (244,161)      (9,135,867)       (6,748,500)     (11,748,032)
                                                              ==============   ==============   ===============  ===============
on Investments:        Balance at end of period                $ (6,742,247)    $ (8,575,026)     $ (6,742,247)    $ (8,575,026)
                                                              ==============   ==============   ===============  ===============
Retained           Balance at beginning of period              $135,908,176     $163,056,187     $ 139,842,939    $ 150,749,451
Earnings:          Net (loss) income                             (5,562,783)     (13,479,471)       (3,278,975)       5,696,117
                   Dividends paid to common stockholders           (705,853)      (3,391,497)       (6,924,424)     (10,260,349)
                                                              ==============   ==============   ===============  ===============
                       Balance at end of period                $129,639,541     $146,185,219     $ 129,639,541    $ 146,185,219
                                                              ==============   ==============   ===============  ===============
Treasury Stock:    Balance at beginning of period              $(77,662,302)    $(26,003,590)    $ (61,420,025)   $ (21,660,108)
                   Repurchase of common stock                             0      (12,078,148)      (16,195,677)     (16,390,277)
                   Other                                            (15,907)               0           (62,507)         (31,353)
                                                              ==============   ==============   ===============  ===============
                       Balance at end of period                $(77,678,209)    $(38,081,738)    $ (77,678,209)   $ (38,081,738)
                                                              ==============   ==============   ===============  ===============
Restricted Stock:  Balance at beginning of period              $ (6,390,996)    $ (4,159,471)     $ (3,350,597)      $ (782,808)
                   Issuance of restricted stock                           0                0        (4,224,844)      (3,838,227)
                   Amortization of restricted stock                 632,478          404,437         1,770,323          834,648
                   Other                                             15,907                0            62,507           31,353
                                                              ==============   ==============   ===============  ===============
                       Balance at end of period                $ (5,742,611)    $ (3,755,034)     $ (5,742,611)    $ (3,755,034)
                                                              ==============   ==============   ===============  ===============
Total              Balance at beginning of period              $309,002,735     $392,665,503     $ 334,375,506    $ 386,688,396
Stockholders'      Issuance of common shares                        123,235           44,611         4,629,654        4,030,470
Equity:            Repurchase of common stock                             0      (12,078,148)      (16,195,677)     (16,390,277)
                   Restricted stock, net                            632,478          404,437        (2,454,521)      (3,003,579)
                   Unrealized (depreciation) appreciation on
                     investments net of deferred income tax        (244,161)      (9,135,867)       (6,748,500)     (11,748,032)
                   Net (loss) income                             (5,562,783)     (13,479,471)       (3,278,975)       5,696,117
                   Dividends                                       (705,853)      (3,391,497)       (6,924,424)     (10,260,349)
                   Other                                            (17,945)               0          (175,357)          16,822
                                                              --------------   --------------   ---------------  ---------------
                       Balance at end of period                $303,227,707     $355,029,568     $ 303,227,707    $ 355,029,568
                                                              ==============   ==============   ===============  ===============


              The accompanying notes are an integral part of these statements.

PXRE             CONSOLIDATED STATEMENTS OF CASH FLOW
CORPORATION      (Unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended           Nine Months Ended
                                                                                   September 30,                September 30,
                                                                              1999            1998          1999           1998
                                                                              ----            ----          ----           ----
Cash Flow        Net (loss) income                                       $  (5,562,783)  $ (13,479,471)  $ (3,278,975) $ 5,696,117
from Operating   Adjustments to reconcile net income to net cash
Activities         provided by operating activities:

                 Losses and loss expenses                                   29,321,744      49,725,415    28,369,719     38,945,450
                 Unearned premiums                                            (499,050)     (3,049,148)   14,576,831      (367,155)
                 Deferred acquisition costs                                         78        (429,939)   (3,949,044)   (1,135,288)
                 Receivables                                               (22,361,290)    (15,160,219)  (33,633,129)  (27,159,209)
                 Reinsurance balances payable                                8,731,895       3,363,007     7,416,332    10,490,639
                 Reinsurance recoverable                                   (11,565,246)    (23,156,450)   (7,978,758)  (23,343,759)
                 Income tax recoverable                                      2,695,096      (7,318,944)   13,171,474    (6,124,404)
                 Other                                                      (3,727,173)      2,680,368   (13,997,908)      815,297
                                                                         --------------  -------------- -------------  ------------
                       Net cash (used) provided by operating activities     (2,966,729)     (6,825,381)      696,542    (2,182,312)
                                                                         --------------  -------------- -------------  ------------

Cash Flow        Cost of fixed maturity investments                        (19,974,505)     (2,735,569)  102,585,750)  (96,848,837)
from Investing   Fixed maturity investments matured/disposed                29,441,960      53,126,927    82,245,774   186,572,930
Activities       Payable for securities                                    (10,161,726)     (2,893,162)       59,264     1,326,425
                 Cost of equity securities                                  (1,621,089)     (1,885,732)   (8,571,487)   (8,097,692)
                 Equity securities disposed                                    930,535       1,293,245    23,230,225     1,478,073
                 Net change in short-term investments                       (3,995,737)     (2,098,106)   10,450,067    (4,209,808)
                 Other invested assets purchased                            (4,176,805)       (687,351)  (18,460,747)  (28,855,884)
                 Other invested assets disposed                             15,991,107               0    27,236,819             0
                                                                         --------------  -------------- -------------  ------------
                       Net cash provided by investing activities             6,433,741      44,120,252    13,604,166    51,365,207
                                                                         --------------  -------------- -------------  ------------

Cash Flow        Proceeds from issuance of common stock                        123,236          44,611       339,446       192,246
from Financing   Cash dividends paid to common stockholders                   (705,853)     (3,391,497)   (6,924,425)  (10,260,349)
Activities       Repurchase of debt                                                  0     (21,487,690)            0   (22,527,860)
                 Cost of treasury stock                                              0     (12,078,148)  (16,195,677)  (16,390,277)
                                                                         --------------  -------------- -------------  ------------
                       Net cash used by financing activities                  (582,617)    (36,912,724)  (22,780,656)  (48,986,240)
                                                                         --------------  -------------- -------------  ------------

                 Net change in cash                                          2,884,395         382,147    (8,479,948)      196,655
                 Cash, beginning of period                                   4,753,130       6,092,384    16,117,473     6,277,876
                                                                         --------------  -------------  ------------   ------------
                 Cash, end of period                                     $   7,637,525     $ 6,474,531   $ 7,637,525   $ 6,474,531
                                                                         ==============  ============== =============  ============

        The accompanying notes are an integral part of these statements.

PXRE                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Corporation and its subsidiaries (collectively referred to as "PXRE"), including PXRE Reinsurance Company ("PXRE Reinsurance"), Transnational Insurance Company ("Transnational Insurance"), PXRE Solutions Inc., PXRE Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Ltd., PXRE Managing Agency Limited, PXRE Direct Underwriting Managers, Inc. and PXRE Underwriting Managers, Inc. The U.K. operations of PXRE Ltd. and PXRE Managing Agency Limited are included in the consolidated results on a one quarter lag period. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

        Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1998 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

        Certain amounts in 1998 were reclassified to be consistent with the 1999 presentation.

PXRE                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------


2.      REINSURANCE

        PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of reinsurance on premiums written and earned are as follows:


                                Premiums Written
                                     (000's)

                 Three Months Ended                Nine Months Ended
                   September 30,                      September 30,
                  1999         1998               1999          1998
                  ----         ----               ----          ----
Direct        $   530       $   553            $  1,664    $   1,077
Assumed        60,109        43,055             160,427      107,794
Ceded         (28,679)      (19,607)            (62,530)     (41,145)
             --------     ---------            --------    ---------
Net           $31,960       $24,001            $ 99,561    $  67,726
             ========     =========            ========    =========



                                 Premiums Earned
                                     (000's)

                 Three Months Ended                Nine Months Ended
                   September 30,                      September 30,
                  1999         1998               1999          1998
                  ----         ----               ----          ----

Direct        $   552       $    61            $  1,258    $     119
Assumed        53,180        41,074             130,786       98,599
Ceded         (21,273)      (13,490)            (47,060)     (29,981)
             --------     ---------            --------    ---------
Net           $32,459       $27,645             $84,984      $68,737
             ========     =========            ========    =========

PXRE                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------


3.      EARNINGS PER SHARE

        The table below presents the computation of basic and diluted earnings per share:

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                                1999           1998           1999             1998
                                                ----           ----           ----             ----

Net (loss) income available to common
stockholders:                              $(5,562,783)   $(13,479,471)   $(3,278,975)       $5,696,117

Weighted average shares of common
 stock outstanding:
   Weighted average common shares
      outstanding (basic)                   11,441,979     13,596,222      11,611,408        13,599,922
   Equivalent shares of stock options           20,497         60,440          25,670            74,776
   Equivalent shares of restricted stock       133,230         81,819         119,212            31,457
                                           -----------    -----------     -----------       -----------
   Weighted average common equivalent
     shares (diluted)                       11,595,706     13,738,481      11,756,290        13,706,155
                                           ===========    ===========     ===========       ===========
Weighted average common equivalent
   shares when anti-dilutive                11,441,979     13,596,222      11,611,408        13,706,155
                                           ===========    ===========     ===========       ===========
Per Share amounts:

  Basic net (loss) income                     $ (0.49)      $ (0.99)        $ (0.28)           $ 0.42

  Diluted net (loss)income                    $ (0.49)      $ (0.99)        $ (0.28)           $ 0.42


4.      INCOME TAXES

        The income tax (benefit) provision for each of the periods differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income or loss due to the amount of net income or loss, tax exempt income, and negative goodwill. In addition, the tax benefit in the three months ended September 30, 1999 includes a one-time income tax charge of approximately $1.8 million in connection with the reorganization related to the cancellation of shares of PXRE Corporation held by its subsidiary.

5.      CREDIT FACILITY

        Under the $75 million bank credit facility, PXRE continued its borrowing of $50 million through March 31, 2000 at a rate of interest of 6.94%. Against this amount, PXRE has an interest rate SWAP that fixes the rate at 6.3%.

        On October 6, 1999, PXRE drew down the remaining $25 million of the credit facility at a rate of 7.12% maturing on January 6, 2000 for liquidity purposes.

PXRE                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CORPORATION
--------------------------------------------------------------------------------


6.      SUBSEQUENT EVENT

        On October 5, 1999 PXRE completed a reorganization that resulted in the formation of a Bermuda based holding company, PXRE Group Ltd. ("PXRE Group") which became the ultimate parent holding company of PXRE. Holders of PXRE common stock automatically became holders of the same number of PXRE Group common shares. The reorganization also involved the establishment of a Bermuda based reinsurance subsidiary, PXRE Reinsurance Ltd., and operations in Barbados through PXRE (Barbados) Ltd.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General

     PXRE Corporation ("PXRE") is a Delaware holding company, with national and international underwriting and service operations, which conducts its business primarily through its principal operating subsidiaries, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Managing Agency Limited ("PXRE Managing Agency"), PXRE Limited, the sole member of PG Butler Syndicate 1224 ("PXRE Lloyd's Syndicate") and Transnational Insurance Company ("Transnational Insurance"). The term "PXRE" as used herein, refers to one or more of PXRE Reinsurance, PXRE Managing Agency, PXRE Lloyd's Syndicate and Transnational Insurance in discussions of these entities' businesses and refers to PXRE Corporation in all other circumstances.

     The property and casualty reinsurance industry has been experiencing an extended period of soft market conditions characterized by inadequate pricing. The industry is also consolidating through mergers and other acquisitions. PXRE competes with numerous companies, many of which have substantially greater financial, marketing and management resources.

     Since its formation more than a decade ago, PXRE has specialized in property reinsurance, including a strong focus on catastrophe-related products. Coverage terms for these products have been deteriorating in recent years, and PXRE has reduced commitments on marginally priced business.

     Meanwhile, PXRE has adopted an ambitious, diversification strategy involving:

       the establishment of a direct presence in the Lloyds's of London ("Lloyd's") market;

       the addition of a reinsurance platform offering primarily casualty products directly to customers:

       the addition of an international broker market reinsurance platform for property and casualty risks;

       the start-up of an excess and surplus lines insurance company;

       an acceleration of business offerings to one of its managed business participants;and the formation of a finite reinsurance unit.

These steps are expected over time to reduce the financial statement volatility associated with PXRE's catastrophe coverages which are expected to fall below 50% of gross premiums written in 1999.

     At September 30, 1999, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., was renegotiated in 1998, and involves a five-year (commencing 1998) fee based undertaking to produce and underwrite business with Select Re. The Board of Directors of Select Re includes PXRE's Chief Executive Officer.

     PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE has significantly increased its purchases of such coverage in 1998 and 1999 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in recent years.

Reorganization

     On October 5, 1999 PXRE completed a reorganization that resulted in the formation of a Bermuda based holding company, PXRE Group Ltd. ("PXRE Group") which became the ultimate parent holding company of PXRE. Holders of PXRE common stock automatically became holders of the same number of PXRE Group common shares, which continue to be traded on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd., and operations in Barbados through PXRE ( Barbados) Ltd.

Certain Risks and Uncertainties

     As a reinsurer of property catastrophe-related coverages in both the national and international markets, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions. While PXRE may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

     The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis on property reinsurance, PXRE may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

     In addition, the potential for uncertainty for the 1999 underwriting year is greater than in past years because of the increased casualty exposures assumed by PXRE. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given its recent expansion of casualty business, PXRE does not have an established historical loss pattern that can be used to establish casualty loss liabilities. PXRE must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating its liabilities.

     As PXRE underwrites risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. PXRE has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic events based on historical data; however, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

     Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers, which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

     PXRE's invested assets consist primarily of fixed maturities and short-term investments, but also include equities and investments in limited partnerships, real estate investment trusts ("REITS"), emerging market debt and other high yield bonds. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Additionally, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

PXRE's investment guidelines stress conservation of principal, diversification of risk and liquidity.

     Premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. PXRE is exposed to the possibility of significant claims in currencies other than U.S. dollars. While PXRE holds positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations, it currently does not hedge its currency exposures before a catastrophic event which may produce a claim.

     PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE, and by Transnational Insurance to PXRE Reinsurance, is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE's outstanding indebtedness.

     In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service, its other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Insurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

     The reinsurance business is increasingly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major national and international reinsurance and insurance companies, many of which have substantially greater financial, marketing and management resources than PXRE.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Comparison of Third Quarter Results for
1999 with 1998

                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                                                      Increase
                                                    1999                1998          (Decrease)
                                                    ----                ----          ----------
                                                             (000's)                      %
Gross premiums written                            $  60,639          $  43,608            39.1
Ceded premiums written:
  Managed business participants                       8,785              8,192             7.2
  Catastrophe coverage and other reinsurance         19,894             11,415            74.3
                                                  ---------          ---------
     Total reinsurance premiums ceded                28,679             19,607            46.3
                                                  ---------          ---------
Net premiums written                              $  31,960          $  24,001            33.2
                                                  =========          =========

     Gross premiums written for the three months ended September 30, 1999, increased 39.1% to $60,639,000 from $43,608,000 for the corresponding period of 1998. Net premiums written for the third quarter of 1999 increased 33.2% to $31,960,000 from $24,001,000 for the corresponding period of 1998. Net premiums earned for the third quarter of 1999 increased 17.4% to $32,459,000 from $27,645,000 for the comparable period of 1998. Gross written, net written and net earned premiums for the three months ended September 30, 1999 increased from prior-year levels reflecting new international, casualty and direct writing business written by PXRE's new teams of underwriters and by PXRE Lloyd's Syndicate. Underwriting results related to PXRE Lloyd's Syndicate are included in the consolidated results on a one quarter lag basis.

     Premiums ceded by PXRE to its managed business participants increased 7.2% to $8,785,000 for the third quarter of 1999 compared with $8,192,000 for the corresponding period of 1998. The increase in premiums ceded to these programs was due primarily to the increase in gross premiums written.

     Catastrophe coverage and other reinsurance increased as PXRE fronted certain business on behalf of other reinsurers.

     Management fee income from all sources for the three months ended September 30, 1999 increased to $528,000 from $(33,000) for the corresponding period of 1998, primarily due to fee income directly related to premium growth.

     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of statutory accounting practices ("SAP") and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

     The loss ratio was 90.4% for the third quarter of 1999 compared with 119.1% for the comparable period of 1998, primarily due to third quarter 1999 loss events and the impact of new business units, including PXRE Lloyd's Syndicate, established in connection with PXRE's recent diversification efforts (approximately $15.0 million), all of which was less than the effect of third quarter 1998 events on the third quarter 1998 loss ratio. The loss ratio for the third quarter of 1999 reflected incurred catastrophe losses of $25,165,000 gross and $10,187,000 net for 1999 and prior accident years. As previously noted, results including catastrophe losses for PXRE Lloyd's Syndicate are included in the consolidated results on a one quarter lag basis. In comparison, the loss ratio for the third quarter of 1998 reflected incurred catastrophe losses of $43,333,000 gross and $22,286,000 net for 1998 and prior accident years.

     The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $292,000 for the three months ended September 30, 1999 compared to a loss of $399,000 for the corresponding period of 1998.

     During the third quarter of 1999, PXRE experienced adverse development of $3,370,000 net for prior-year loss and loss expenses primarily due to medical and facultative reserve strengthening in PXRE's Lloyd's Syndicate and various satellite losses compared to adverse development of $104,000 net in the third quarter of 1998 for prior-year losses and loss expenses.

         The underwriting expense ratio was 43.3% for the third quarter of 1999 compared with 46.4% for the comparable period of 1998. The decrease in underwriting expense ratio was substantially due to higher commission rates and overhead associated with the newer operations, more than offset by the effect of the increase in premiums earned and profit commissions.

     As a result of the above, the combined ratio was 133.7% for the third quarter of 1999 compared with 165.5% for the corresponding period of 1998.

     Other operating expenses increased to $6,714,000 for the three months ended September 30, 1999 from $5,415,000 in the comparable period of 1998. The increase was mainly due to expenses associated with salary and benefits for new operations. Included in other operating

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

expenses were foreign currency exchange gains of $238,000 for the three months ended September 30, 1999 compared to gains of $301,000 for the corresponding period of 1998.

     During the third quarter of 1999, interest expense increased to $885,000 as compared to $249,000 in the corresponding period of 1998. Interest for the three months ended September 30, 1999 reflected the drawdown of $50 million principal balance at a rate of 6.3%. This is part of PXRE's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). Interest in the three months ended September 30, 1998, reflected $20.4 million of PXRE's 9.75% Senior Debt which was retired in August, 1998. In addition, in the third quarter of 1999 and 1998, PXRE incurred minority interest expense amounting to $2,220,000 and $2,232,000 respectively related to the $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources").

     In the third quarter of 1998, PXRE recorded an extraordinary loss of $843,000, net of tax, in connection with the redemption of the remaining $20.4 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

     Net investment income for the three months ended September 30, 1999 increased substantially to $9,466,000 from $(852,000) for the comparable period of 1998. The increase in net investment income was caused primarily by strong limited partnership investment returns amounting to $3.9 million (which are carried on the equity method) compared to a loss of $6,787,000 on these investments in the prior comparable period. PXRE's pre-tax annualized investment yield was 8.4% for the third quarter of 1999 compared with (0.7)% for the corresponding period in 1998, both calculated using amortized cost and investment income before investment expenses. During the third quarter of 1999 PXRE reduced its emerging market bond portfolio by $10.2 million. As a result of these planned dispositions, net realized investment losses for the third quarter of 1999 were $2,195,000 compared to gains of $1,328,000 for the corresponding period of 1998.

     The net effects of foreign currency exchange fluctuations were losses of $54,000 in the third quarter of 1999 and losses of $98,000 for the comparable quarter of 1998. See "Liquidity and Capital Resources."

     The tax benefit for the third quarter includes a one time income tax charge in connection with the reorganization of approximately $1.8 million related to the cancellation of shares of PXRE Corporation held by its subsidiary.

     For the reasons discussed above, net loss was $5,563,000 or $.49 per diluted share for the three months ended September 30, 1999 compared to a net loss of $13,479,000 or $0.99 per diluted share (and $0.93 before extraordinary loss) for the comparable period of 1998. The diluted average shares outstanding were approximately 11,442,000 in 1999 and 13,596,000 in the corresponding period of 1998.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Comparison of Year-to-Date Results for
1999 with 1998

                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                                                      Increase
                                                    1999                1998          (Decrease)
                                                    ----                ----          ----------
                                                             (000's)                        %
     Gross premiums written                       $162,091           $ 108,871            48.9
     Ceded premiums written:
       Managed business participants                21,436              18,162            18.0
       Catastrophe coverage and other
        reinsurance                                 41,094              22,983            78.8
                                                   -------            --------
          Total reinsurance premiums ceded          62,530              41,145            52.0
                                                   -------            --------
     Net premiums written                          $99,561            $ 67,726            47.0
                                                   =======            ========


     Gross premiums written for the first nine months of 1999 increased 48.9% to $162,091,000 from $108,871,000 for the comparable period of 1998. Net premiums written for the nine months ended September 30, 1999 increased 47.0% to $99,561,000 from $67,726,000 for the corresponding period of 1998. Net premiums earned for the first nine months of 1999 increased 23.6% to $84,984,000 from $68,737,000 in the corresponding period of 1998. Gross written, net written and net earned premiums for the nine months ended September 30,1999 increased from prior-year levels reflecting new international, casualty and direct writing business written by PXRE's new teams of underwriters and by PXRE Lloyd's Syndicate. Underwriting results related to PXRE Lloyd's Syndicate are included in the consolidated results on a one-quarter lag basis.

     Catastrophe ceded premiums written increased in part due to additional coverage associated with new operations and in part due to opportunistic purchases of catastrophe protection. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller more frequent loss occurrences.

     Other reinsurance increased as PXRE fronted certain business on behalf of other reinsurers.

     Premiums ceded by PXRE to its managed business participants increased 18.0% to $21,436,000 for the first nine months of 1999 compared with $18,162,000 for the corresponding period of 1998. The increase in premiums ceded to these programs was due primarily to increased amounts of premiums written by PXRE.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     Management fee income from all sources for the nine months ended September 30, 1999 increased to $1,828,000 from $1,471,000 for the corresponding period of 1998 reflecting both increased fees in 1999 directly associated with premium growth, and in 1998 reflecting the impact of Hurricane Georges on profit commissions.

     The loss ratio was 77.9% for the nine months ended September 30, 1999 compared with 57.4% for the corresponding period of 1998 primarily due to the impact of new business units, including PXRE Lloyd's Syndicate (approximately $32.2 million), continued loss development related to Hurricane Georges, Mitch and other 1998 events developing in 1999 as well as third quarter 1999 events discussed above. The loss ratio for the first nine months of 1999 reflected incurred catastrophe losses of $48,951,000 gross and $23,615,000 net for 1999 and prior accident years. In comparison, the loss ratio for the first nine months of 1998 reflected incurred catastrophe losses of $43,253,000 gross and $21,040,000 net for 1998 and prior accident years.

     The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $239,000 for the first nine months of 1999 compared to a loss of $766,000 for the corresponding period of 1998.

     During 1999, PXRE experienced adverse development of $17,475,000 net for prior-year loss and loss expenses primarily related to the Hurricane Georges, Hurricane Mitch and other 1998 events. The loss ratio for the comparable period of 1998 experienced savings of $1,592,000 net for prior-year loss and loss expenses primarily related to the triggering of a recovery on a 1994 aviation loss offset in part by adverse development in the first quarter of 1998 due to German, Poland and Czech floods.

     The underwriting expense ratio was 45.4% for the nine months ended September 30, 1999 compared with 40.1% for the comparable period of 1998. The increase in underwriting expense ratio was substantially due to an increase in salary and benefits incurred in building the diversified business. The combined ratio was 123.3% for the first nine months of 1999 compared with 97.5% for the corresponding period of 1998.

     Other operating expenses increased to $20,032,000 for the nine months ended September 30, 1999 from $13,365,000 in the comparable period of 1998. The increase was mainly due to expenses associated with salary and benefits from new operations. Included in other operating expenses were foreign currency exchange losses of $394,000 for the first nine months of 1999 compared to gains of $254,000 for the corresponding period of 1998.

         During the first nine months of 1999, interest expense increased to $2,559,000 as compared to $1,395,000 in the corresponding period in 1998. The increase in interest expense relates to a drawdown of $50 million principal balance at a rate of 6.3%. This is part of PXRE's

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). Interest in the first nine months of 1998 reflected $21.4 million of PXRE's 9.75% Senior Debt which was retired in August, 1998. In addition in the first nine months of 1999, PXRE incurred minority interest expense amounting to $6,547,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $6,696,000 in the similar period of 1998.

     Net investment income for the nine months ended September 30, 1999 increased 147.5% to $27,589,000 from $11,146,000 for the same period of 1998. The increase in net investment income was caused primarily by strong limited partnership investment returns amounting to $11.7 million (which are carried on the equity method) offset in part by a $3.1 million decrease in investment income on fixed income securities due to a reduction in average assets invested in such assets during the period. PXRE's pre-tax annualized investment yield was 8.3% for the nine months ended September 30, 1999 compared with 3.2% for the corresponding period in 1998, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the nine months ended September 30, 1999 were $3,577,000 compared to gains of $2,980,000 for the corresponding period of 1998 reflecting losses from trading of weather contracts in the first quarter of 1999 and losses from the planned disposition of volatile emerging market bonds offset, in part, by net gains from sale of securities.

     The net effects of foreign currency exchange fluctuations were losses of $155,000 in the nine months ended September 30, 1999, as compared to losses of $512,000 for the comparable period of 1998.

     For the reasons discussed above, the net loss was $3,279,000 for the nine months ended September 30, 1999 compared to net income of $5,696,000 for the corresponding period of 1998. Diluted net income per common share before extraordinary loss was a loss of $0.28 for the first nine months of 1999 compared to income of $0.48 for the prior comparable period. Diluted net income per common share was a loss of $0.28 for the nine months ended September 30, 1999 compared to income of $0.42 for the corresponding period of 1998 based on diluted average shares outstanding of approximately 11,611,000 in the first nine months of 1999 and 13,706,000 in the comparable period of 1998.

Liquidity and Capital Resources

     PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries PXRE Reinsurance and Transnational Insurance to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay to PXRE, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 1999, without regulatory approval, is $44,722,900 The maximum amount of dividends or distributions that Transnational Insurance may declare and pay to PXRE Reinsurance in 1999, without regulatory approval, is $2,901,000. During the first nine months of 1999, $21,962,000 in dividends were paid by PXRE Reinsurance to PXRE and authorization was obtained from the Connecticut Insurance Department to pay a dividend of $10,000,000 by Transnational Insurance to PXRE Reinsurance which was paid in the first quarter of 1999.

     In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Insurance). If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

     In December 1998 PXRE entered into a Credit Agreement dated as of December 30, 1998 (the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and The First National Bank of Chicago as additional lenders (collectively with First Union, the "Lenders"). As at September 30, 1999, PXRE had outstanding borrowings under the Credit Agreement of $50,000,000, the net

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

proceeds of which were contributed to the capital of PXRE Reinsurance. Subsequent to September 30, 1999, the remaining $25,000,000 was borrowed.

     The terms of the Credit Agreement have been amended three times pursuant to a First Amendment and Waiver to Credit Agreement, dated May 18, 1999, and a second Amendment and Waiver to Credit Agreement, dated June 25, 1999 and the First Amended and Restated Credit Agreement dated August 31, 1999. The First Amendment increased the applicable margin percentage for LIBOR loans under the Credit Agreement by 1/8% and changed the governing law from North Carolina to New York law. The Second Amendment modified various convenants related to the investments that PXRE and its subsidiaries are permitted to make under the Credit Agreement. The First Amended and Restated Credit Agreement was undertaken to address the reorganization and to provide for PXRE Group Ltd. and PXRE (Barbados) Ltd. as guarantors of the loan obligation.

     As amended, loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (1.00% as of September 30, 1999) over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE and First Union entered into an interest rate swap which, effective December 31,1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE into a fixed rate borrowing at an annual interest of 6.34%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

     The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any business other than (1) the businesses engaged in on the date of the Credit Agreement and businesses and activities reasonably related thereto or (2) in the case of any Insurance Subsidiary, the sale of any property and casualty insurance or reinsurance products; (h) to enter into or remain a party to certain ceded reinsurance agreements (1) with certain reinsurers that are neither rated "A-" or better by A.M. Best Company ("A.M. Best") nor have financial strength ratings of "A-" or better by Standard & Poor's Corporation ("S&P") or Moody's Investors Services Inc. ("Moody's") unless such reinsurers are Lloyd's syndicates and Lloyd's maintains a rating of "A-" or better by A.M. Best or S&P or such reinsurers have

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

provided appropriate collateral in respect of their obligations, or (2) which constitute Surplus Relief Agreements and which increase Combined Statutory Capital and Surplus by more than 5% as of the most recent fiscal year end; or
(i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE Group Ltd. is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at September 30, 1999, there was no default under the Credit Agreement.

     The Credit Agreement enumerates various Events of Default, including but not limited to, if: (1) any Person or group becomes the "beneficial owner" of securities of PXRE Group Ltd. representing 20% or more of the combined voting power of the then outstanding securities of PXRE Group Ltd. ordinarily having the right to vote in the election of directors; or (2) the Board of Directors of PXRE Group Ltd. ceases to consist of a majority of the individuals who constituted the Board as of the date of the Credit Agreement or who subsequently become members after having been nominated, or otherwise approved in writing, by at least a majority of individuals who constituted the Board as of the date of the Credit Agreement (or their approved replacements). A copy of the Credit Agreement is filed as Exhibit 4.8 to PXRE's 1998 10-K and is incorporated herein by reference. Copies of the Joinder Agreements, dated May 18, 1999, Assignment and Acceptance Agreements, dated May 18, 1999, the First Amendment and Waiver to Credit Agreement, dated May 18, 1999, and the Second Amendment and Waiver to Credit Agreement, dated September 30, 1999, are filed as Exhibit 4.9 to PXRE's June 30, 1999 10Q and are incorporated herein by reference. A copy of the First Amended and Restated Credit Agreement dated August 31, 1999 is filed as Exhibit
4.5 herein.

     On January 29, 1997, PXRE Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of PXRE ("PXRE Capital Trust") issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the nine months ended September 30, 1999 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $6,547,000. On or after February 1, 2007, PXRE has the right to redeem the Subordinated Debt Securities, in whole at

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE's extension of the interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE shall not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE may commence a new Extension Period, subject to certain requirements.

     PXRE has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption and the purchase of outstanding indebtedness and common stock of PXRE.

     PXRE files federal income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). PXRE is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each domestic Subsidiary makes tax payments to PXRE in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a domestic Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency to PXRE (or will be entitled to receive a credit if payments exceed the separate return tax liability) of the Subsidiary.

     The primary sources of liquidity for PXRE's principal operating subsidiaries are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances from PXRE or PXRE Reinsurance and in the case of PXRE Reinsurance, dividends from Transnational Insurance. Funds are applied primarily to the payment of claims, operating expenses and, income taxes

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

and to the purchase of investments. Premiums are typically received in advance of related claim payments.

     Net cash flow used by operations was $2,967,000 during the third quarter of 1999 compared with $6,825,000 during the corresponding period of 1998, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

     PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by selected other investment managers. PXRE's invested assets consist primarily of fixed maturities and short-term investments, but also include equities and investments in limited partnerships, REITS, emerging market debt and other high yield bonds. PXRE investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at September 30, 1999, 80.1% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in other invested assets primarily in the form of investments in various mutual funds, limited partnerships and equity securities. The investment policies and all investments of PXRE are approved by its Board of Directors.

     Of PXRE's fixed maturities portfolio at September 30, 1999, 85.7% of the fair value was in obligations rated "A3" or "A-" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 27.2% of fixed maturities based on fair value at September 30, 1999. At September 30, 1999 PXRE had no investments in real estate or commercial mortgage loans; however, PXRE has invested in common and preferred shares of publicly traded REITS. The average market yield to maturity of PXRE's fixed maturities portfolio at September 30, 1999 and 1998, was 6.5% in each period.

     Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $6,742,000 after-tax unrealized loss in the value of its investment portfolio ($0.57 book value per share) at September 30,1999 primarily due to the realization of certain gains (which at December 31, 1998 were unrealized).

     Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, U.S. Treasury bills and investments in limited partnerships which invest primarily in U.S. Treasury bills, were $51,495,000 at September 30, 1999 compared to $58,862,000 at December 31, 1998. Other invested assets amounting to $65,082,000 at September 30, 1999, which were comprised of limited partnerships, were accounted for under the equity method. The amount of equity income included in short-term investments and other invested assets as of September 30, 1999 amounted to $11,713,000.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     Dividends incurred in the nine months ended September 30, 1999 were $6,924,000 compared to $10,260,000 in the corresponding period of 1998, as a result of the decrease in the per share quarterly dividend from $.26 to $.06 in the third quarter of 1999 in anticipation of the reorganization. The expected annual dividend based on shares outstanding at September 30, 1999 is approximately $2,818,638.

     Book value per common share was $25.82 at September 30, 1999.

     During the first nine months of 1999, PXRE acquired 799,700 shares of common stock under its stock repurchase program. Subsequent to April, 1999, PXRE did not purchase any additional shares of common stock. PXRE had approximately 11,744,300 common shares outstanding as of September 30, 1999.

     PXRE may be subject to gains and losses resulting from currency fluctuations because substantially all of its investments are denominated in U.S. dollars, while some of its net liability exposure is in currencies other than U.S. dollars. PXRE holds, and expects to continue to hold, currency positions and has made, and expects to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of PXRE's investment portfolio and, in the opinion of PXRE's management, are sufficiently liquid for its needs.

     In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,287,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds for approximately $17,835,000. In addition, PXRE has provided a 'L'5,000,000 ($8,236,500 at September 30, 1999 exchange rates) line of credit to PXRE Managing Agency for liquidity purposes. There has been no drawdown of these amounts through September 30, 1999. Additionally, PXRE has made loans to PXRE Managing Agency, PXRE Ltd. and PXRE Lloyd's Syndicate in the amount of approximately $11,252,000 to provide liquidity for those operations.

     In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophic events or meteorological conditions.

     All amounts classified as reinsurance recoverable at September 30, 1999 are considered by management of PXRE to be collectible in all material respects.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Market Risk

     PXRE reviewed the change in its exposure to market risks since December 31, 1998. The components of PXRE's holdings in derivatives and other financial instruments have not materially changed. PXRE's risk management strategy and objectives have not materially changed. PXRE believes that the potential for loss in each market risk sector described at year-end has not materially changed.

Income Taxes

     PXRE recognized a tax benefit of $1,196,000 for the three-month period ending September 30, 1999 compared to a tax benefit of $7,484,000 in the corresponding period of 1998. The tax benefit in the three months ended September 30, 1999 includes a one-time income tax charge in connection with the reorganization of approximately $1.8 million related to the cancellation of shares of PXRE Corporation held by its subsidiary.

     For the nine-month period ended September 30, 1999, the company recognized a tax benefit of $1,646,000 compared to a tax expense of $1,224,000 for the comparable period in 1998. The tax benefit reported by PXRE in 1999 is attributable primarily to the amount of net income or loss, tax-exempt income and amortization of negative goodwill.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Year 2000 Update

     PXRE's Year 2000 Project is proceeding on schedule. The Project is addressing the potential vulnerability that PXRE may have to computer chips and programs inside or outside PXRE that may fail to properly process dates associated with the coming millennial year change. PXRE believes that the impact of Year 2000 issues on its internal computer systems will not be material.

     All of PXRE's internal computer servers operate in Oracle database and Sun Microsystems' computing environments that have been certified as Year 2000 compliant. The critical application software packages running on these database servers were all developed in-house with the exception of PXRE's general ledger/accounts payable system. This latter system was identified as not being Year 2000 compliant and was replaced with a new compliant system in December 1998 to attain various business objectives, including Year 2000 compliance.

     All personal computers and related desktop and network equipment and software have been inventoried and their Year 2000 compliance status reviewed. Remediation of these non-compliant smaller devices was begun in January 1999 and by September 30, 1999, was 99% complete. The task of replacing and upgrading the remaining non-compliant equipment is not expected to be difficult, nor is the cost expected to be material. PXRE budgeted $100,000 for 1999 for Year 2000 compliance expenditures.

     PXRE has been in contact with its other material business partners to determine their state of readiness with regard to the Year 2000 issue and the potential impact on PXRE. PXRE has identified the following categories of business partners as material to PXRE's ability to conduct its operations: banks and investment advisors, reinsurance intermediaries, major reinsurance clients, reinsurance providers, telecommunications providers, utilities and office space providers.

     In connection with reinsurance intermediaries and reinsurance clients, PXRE has the ability to verify their calculations of reinsurance transactions so that material errors brought on by a failure of their systems are capable of being detected.

     Where PXRE has determined that the relationship with a business partner is material to its ability to conduct normal operations, PXRE has sent letters to that partner requesting a statement of its Year 2000 initiative. Where deemed necessary, PXRE is following up with the business partner to obtain additional information. Based on these assurances and PXRE's internal reviews of the information provided, PXRE has not currently identified a material business partner that will not be compliant. However, there can be no assurance that all business partners will supply accurate or up-to-date information regarding their preparedness for the Year 2000, and, in general, there can be no assurance that all material business partners will be compliant. Such non-compliance could have a material effect on PXRE's financial position and results of operations.

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     PXRE has made the decision to evaluate the potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE requires that an exclusion be added to the reinsurance contract or letter of intent be received. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position, in common with others in the industry that Year 2000 exposures in and of themselves are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by causing courts to reinterpret reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

     PXRE is reviewing its disaster recovery procedures and testing its ability to redeploy its computer and staff operations to a remote hot site location in the event of failure on the part of public utilities to provide electrical power or communication links following a Year 2000 problem. Additional formal contingency plans will not be formulated until PXRE has identified specific areas where there is a substantial risk of Year 2000 problems occurring, and no such other areas have been identified as of this date.

     Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend", "believe", or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) the frequency and severity of catastrophic events; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of the property-casualty reinsurance business (these changes include, but are not limited to, the intensity of price competition, the entry of new competitors, existing

PXRE                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

competitors exiting the market and the development of new products by new and existing competitors); (iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions and changes in the demand for excess and surplus lines insurance coverages; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (viii) decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (ix) market fluctuations in equity securities and securities underlying limited partnership investments; (x) changes in the composition of PXRE's investment portfolio;(xi) changes in tax laws and (xii) changes in management's evaluation of the impact of the Year 2000 problem on its operations.

     In addition to the factors outlined above that are directly related to PXRE's business, PXRE is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

PXRE            BALANCE SHEET (PARENT COMPANY ONLY)
GROUP LTD.     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            September 30,
                                                                                                                1999
                                                                                                                ----
Assets
               Cash                                                                                            $144,885
               Prepaid expenses                                                                                  56,302
                                                                                                           -------------
                     Total assets                                                                              $201,187
                                                                                                           =============

Liabilities          Total liabilities                                                                               $0



Stockholders'  Preferred shares, $1.00 par value, 10,000,000 authorized; 0 issued and outstanding
Equity         Common shares, $1.00 par value, 50,000,000 authorized, 12,000 issued and outstanding              12,000
               Additional paid in capital                                                                       865,000
               Accumulated deficit                                                                             (675,813)
                                                                                                           -------------
                     Total stockholders' equity                                                                 201,187
                                                                                                           -------------
                     Total liabilities and stockholders' equity                                                $201,187
                                                                                                           =============


               The accompanying notes are an integral part of these statements.

PXRE           STATEMENTS OF OPERATION (PARENT COMPANY ONLY)
GROUP LTD.     (Unaudited)
--------------------------------------------------------------------------------

                                                                      For the period
                                                                      from inception
                                                                      June 1, 1999 to
                                                                      September 30,
                                                                            1999
                                                                            ----
Revenues       Net investment income                                            $1,231


Expenses       Other operating expenses                                        677,044
                                                                      -----------------
               Net loss                                                      ($675,813)
                                                                      =================


               The accompanying notes are an integral part of these statements.

PXRE                 STATEMENTS OF STOCKHOLDERS' EQUITY (PARENT COMPANY ONLY)
GROUP LTD.          (Unaudited)
--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                       September 30,
                                                                            1999
                                                                            ----
Common Shares:        Balance at beginning of period                      $        0
                      Issuance of shares                                      12,000
                                                                      ===============
                          Balance at end of period                        $   12,000
                                                                      ===============

Additional Paid In    Balance at beginning of period                      $        0
Capital:              Capital contribution                                   865,000
                                                                      ===============
                          Balance at end of period                        $  865,000
                                                                      ===============


Retained              Balance at beginning of period                      $        0
Earnings:             Net loss                                              (675,813)
                                                                      ===============
                          Balance at end of period                        $ (675,813)
                                                                      ===============


Total                 Balance at beginning of period                      $        0
Stockholders'         Issuance of common shares                               12,000
Equity                Capital contribution                                   865,000
                      Net loss                                              (675,813)
                                                                      ---------------
                          Balance at end of period                        $  201,187
                                                                      ===============


               The accompanying notes are an integral part of these statements.

PXRE                  STATEMENTS OF CASH FLOW (PARENT COMPANY ONLY)
GROUP LTD.            (Unaudited)
--------------------------------------------------------------------------------

                                                                              Period from
                                                                              inception June 1,
                                                                                   1999
                                                                              to September 30,
                                                                                   1999
                                                                                   ----
Cash Flow          Net loss                                                        $ (675,813)
from Operating     Adjustments to reconcile net income to net cash
Activities           provided by operating activities:
                   Increase in other assets                                           (56,302)
                                                                              ----------------  -
                         Net cash used by operating activities                       (732,115)
                                                                              ----------------  -



Cash Flow
from Investing
Activities               Net cash provided by investing activities                          0
                                                                                                -

                                                                                                -



Cash Flow          Proceeds from issuance of common stock                              12,000
from Financing     Proceeds from capital contribution                                 865,000
                                                                              ----------------
Activities                Net cash provided by financing activities                   877,000



                   Net change in cash                                                 144,885
                   Cash, beginning of period                                                0
                                                                              ----------------
                   Cash, end of period                                               $144,885
                                                                              ================


                The accompanying notes are an integral part of these statements.

PXRE
GROUP LTD.        (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. ORGANIZATION AND PROPOSED REORGANIZATION

     PXRE Group Ltd. (the "Company") was incorporated on June 1, 1999 as a Bermuda holding company and a wholly owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda.

     On October 5, 1999 PXRE Corporation, a publicly held Delaware holding company ("PXRE Delaware") completed a reorganization pursuant to which the Company became the ultimate parent holding company of PXRE Delaware. PXRE Delaware and its subsidiaries provide property and casualty reinsurance and insurance products to a national and international market place.

     In connection with the reorganization, the Company repurchased for $1.00 per share 100% of the common shares owned by PXRE Purpose Trust, and each outstanding share of PXRE Delaware common stock (other than shares held by PXRE Delaware and its subsidiaries) was converted into one common share of the Company.

     After the consummation of the reorganization, the Company commenced carrying on the holding company functions previously conducted by PXRE Delaware. The Company also intends to commence underwriting and service operations in Bermuda and Barbados through PXRE Reinsurance Ltd., a Bermuda domiciled company and PXRE (Barbados) Ltd., a Barbados domiciled company, both of which are wholly-owned subsidiaries of the Company.

     On August 9, 1999, the Company's Board of Directors unanimously approved a resolution to increase the number of authorized shares from 12,000 to 60,000,000 consisting of 50,000,000 common shares and 10,000,000 preferred shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) All amounts are reported in US dollars.

     b) Organizational and start up costs in connection with the reorganization are being expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5 which is effective for 1999.

3. COMMON STOCK RESTRICTION

     The Company's bye-laws restrict the ownership and voting rights of any shareholder who directly or indirectly would own more than 9.9% of the outstanding common shares of the Company. The restriction requires the prompt disposition of any shares held in violation of the provision and limits the voting power of a shareholder with more than 9.9% of the outstanding shares to the voting power of a shareholder with 9.9% or less of the outstanding common shares.

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At a special meeting of the stockholders of PXRE Corporation on October 5, 1999, the holders of Common Stock approved the following:

          (1) The approval and adoption of the Agreement and Plan of Merger, dated July 7, 1999 (the "Merger Agreement") among PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp.:

                                    Votes For    Votes Against    Abstentions
                                    ---------    -------------    -----------
               Approval of the
               Merger Agreement     6,989,981      2,065,714        18,941


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 4.5
          First Amended and Restated Credit Agreement dated August 31, 1999 (attached hereto as Exhibit 4.5)

          (a)  Reports on Form 8-K
          8-K Report dated October 5, 1999
          8-K Report dated October 6, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PXRE GROUP LTD.


November 12, 1999                        By: /s/ James F. Dore
                                             --------------------------
                                             James F. Dore
                                             Executive Vice President &
                                             Chief Financial Officer

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'
The service mark symbol shall be expressed as............................. 'sm'
The British pound sterling sign shall be expressed as..................... 'L'