Form 10-K
period 1999-12-31
PXRE GROUP LTD
filed 2000-03-29
CIK 1091748

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            -------------------------


For the fiscal year ended December 31, 1999       Commission File Number 1-15259


                                PXRE GROUP LTD.*
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            BERMUDA                                           98-0214719
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

     99 FRONT STREET                                          SUITE 231
     HAMILTON HM 12                                       12 CHURCH STREET
        BERMUDA                                             HAMILTON HM 11
 (ADDRESS, INCLUDING ZIP CODE,                                 BERMUDA
OF PRINCIPAL EXECUTIVE OFFICES)                           (MAILING ADDRESS)

                                 (441) 296-5858
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:  COMMON SHARES, PAR VALUE $1.00 PER SHARE
                                                             NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X *                 No
                       -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2000 computed by reference to the closing price of such common equity as of the close of business on March 24, 2000 was $151,427,255. As of March 24, 2000, 11,758,174 of the registrant's common shares were issued and outstanding.

*PXRE Group Ltd. ("PXRE") is the parent corporation of PXRE Corporation
("PXRE Delaware") (Commission File No. 001-12595; I.R.S. Employer
Identification No. 06-1183996) which became an indirect wholly owned subsidiary of PXRE at the close of business on October 5, 1999 in connection with the reorganization of PXRE Delaware. Simultaneously therewith, holders of PXRE Delaware common stock, $.01 par value per share, automatically became holders of the same number of PXRE common shares, $1.00 par value per share, which shares continue to trade under the same New York Stock Exchange ticker symbol PXT. In connection with the reorganization, PXRE has become subject to the reporting requirements of the Securities Exchange Act of 1934 and has filed all reports required to be filed thereafter.

--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of PXRE's definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 16, 2000.

Part IV     Portions of PXRE Corporation's Proxy Statement dated April 12, 1991.

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

         PXRE Group Ltd. ("PXRE" or the "Company") -- with operations principally in Bermuda, Barbados, the United States, the United Kingdom and Europe -- provides reinsurance products and services to a worldwide market place. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks, and it offers both broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. The Company's shares trade on the New York Stock Exchange under the symbol PXT. On October 5, 1999 PXRE Corporation, a Delaware holding company ("PXRE Delaware") completed a reorganization that resulted in the Company becoming the ultimate parent holding company of PXRE Delaware. Holders of PXRE Delaware common stock automatically became holders of the same number of PXRE common shares. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), and operations in Barbados through PXRE (Barbados) Ltd. ("PXRE Barbados").

         The Company conducts its business primarily through its principal operating subsidiaries, PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Bermuda, PXRE Barbados, PXRE Managing Agency Limited ("PXRE Managing Agency"), PXRE Limited, the sole member of PG Butler Syndicate 1224 ("PXRE Lloyd's Syndicate") and Transnational Insurance Company ("Transnational Insurance"). The term "PXRE," as used herein, refers to one or more of PXRE Delaware, PXRE Reinsurance, PXRE Solutions, PXRE Bermuda, PXRE Barbados, PXRE Managing Agency, PXRE Lloyd's Syndicate and Transnational Insurance in discussions of these entities' business and refers to PXRE Group Ltd. in all other circumstances.

         PXRE Reinsurance is both a brokerage market reinsurer and a direct writing reinsurer, with approximately $399 million of statutory capital and surplus, which principally underwrites treaty and facultative reinsurance for property (including marine and aerospace) and casualty risks. PXRE Reinsurance is licensed or authorized to transact business in 46 states and the District of Columbia, Puerto Rico, Columbia and Mexico and operates a branch in Belgium ("PXRE's Brussels Branch").

         PXRE Bermuda is a quota share reinsurer of PXRE Reinsurance (30% in the fourth quarter of 1999) and PXRE Reinsurance provides aggregate excess of loss reinsurance protection for PXRE Bermuda. PXRE Bermuda, with approximately $25.2 million of statutory capital and surplus, also provides structured/finite coverages. PXRE Bermuda is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. PXRE Solutions performs certain limited reinsurance intermediary activities on behalf of a number of Bermuda reinsurers, including PXRE Bermuda.

         PXRE Managing Agency manages PXRE Lloyd's Syndicate, which has an underwriting capacity of approximately 'L'35 million ($57 million at December 31, 1999 exchange rates), and manages, on a fee basis, other syndicates at Lloyd's of London ("Lloyds") with an aggregate underwriting capacity of approximately 'L'250 million ($402 million at December 31, 1999 exchange rates). PXRE Limited, which carries on business as a corporate member of Lloyd's, is the sole member of PXRE Lloyd's Syndicate. PXRE Lloyd's Syndicate underwrites specialty types of property and casualty insurance and reinsurance (including certain accident and health coverages as well as catastrophe-type coverages, aerospace reinsurance and facultative reinsurance) on a worldwide basis. Underwriting premium volume and loss experience related to the business of PXRE Lloyd's Syndicate is included in PXRE's consolidated results on a one quarter lag basis, from 1997 through the third quarter of 1999. Beginning with the fourth quarter of 1999, PXRE Lloyd's Syndicate reports its results currently.

         Transnational Insurance is an excess and surplus lines carrier which has specialized in non-standard and excess property insurance risks. Transnational Insurance, which is a wholly-owned subsidiary of PXRE Reinsurance, has approximately $99 million of capital and is eligible to write business on a surplus lines basis in 45 states and the District of Columbia, Guam and the U.S. Virgin Islands.

         The property and casualty reinsurance industry has been experiencing an extended period of soft market conditions characterized by inadequate pricing. The industry is also consolidating through mergers and other acquisitions. PXRE competes with numerous companies, many of which have substantially greater financial, marketing and management resources.

         PXRE has specialized in property reinsurance, including a strong focus on catastrophe-type products. Coverage terms for these products have deteriorated in recent years, and PXRE has reduced commitments on marginally priced business.

         Meanwhile, PXRE has adopted an ambitious diversification strategy involving:

            the establishment of a direct presence in the Lloyd's market;

            the addition of a reinsurance platform offering primarily casualty products directly to customers;

            the enhancement of its international broker market reinsurance platform to include additional lines of business including casualty risks;

            the start-up of an excess and surplus lines insurance company;

            an acceleration of business offerings to one of its managed business participants;

            the formation of a finite reinsurance unit; and

            the establishment of a direct presence in the Bermuda market.

         At December 31, 1999, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business with Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1998 and 1999 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in previous years.

HISTORY

         PXRE Delaware was organized in July 1986 by Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of February 29, 2000, Phoenix Home Life owned 1,131,700 PXRE common shares.

         In November 1993, PXRE Delaware sponsored the initial public offering of Transnational Re Corporation ("TREX") to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE Delaware, through PXRE Reinsurance, retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of its subsidiary, Transnational Reinsurance Company ("Transnational Reinsurance").

         On December 11, 1996, TREX merged into PXRE Delaware (the "Merger"), and each share of common stock of TREX was converted into the right to receive
1.0575 shares of PXRE Delaware common stock. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance and was re-named Transnational Insurance Company. The Merger has been accounted for using the purchase method of accounting; therefore net income of TREX (including Transnational Reinsurance/Transnational Insurance) has been included in PXRE Delaware's consolidated results of operations from the date of the Merger.

         In December 1996, PXRE Delaware completed the organization of PXRE Managing Agency and PXRE Lloyd's Syndicate, thereby establishing a direct presence in the Lloyd's market. In 1999, PXRE Managing Agency expanded its operations to managing for a fee other syndicates at Lloyd's.

         In June 1998, PXRE Delaware added direct writing and international teams, composed of eight direct writing reinsurance professionals and three international reinsurance executives, respectively. The direct writing team operates as the Direct Treaty Division of PXRE Reinsurance which provides reinsurance on a direct basis (directly with the primary company) primarily on casualty and, to a lesser extent, non-catastrophe type property business.

         The international team's focus is property and casualty reinsurance in the brokerage market. Subsequently in 1998, PXRE Delaware further strengthened its Direct Treaty Division, and has also strengthened PXRE Managing Agency with the recruitment of additional reinsurance professionals.

         In mid 1999, PXRE Reinsurance formed a finite reinsurance unit to provide structured/finite coverages combining elements of risk transfer and managing the impact of such risks on a cedent's financial statements and cash flow.

         On October 5, 1999, PXRE Delaware completed a reorganization that resulted in the Company becoming the ultimate parent holding company of PXRE Delaware. The reorganization also involved the establishment of PXRE Bermuda, a Bermuda based reinsurance company, operations in Barbados through PXRE (Barbados) Ltd., and PXRE Solutions, a reinsurance intermediary.

RATINGS

         PXRE Reinsurance is rated "A" (Excellent) by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization. Transnational Insurance also is rated "A" (Excellent) by A.M. Best. PXRE Bermuda is not rated by A.M. Best, although it and PXRE Reinsurance and Transnational
Insurance have been assigned an A+ financial strength rating by Standard & Poor's Corporation ("S&P"). PXRE Lloyd's Syndicate enjoys the benefit of ratings of Lloyd's, which has been rated "A" (Excellent) by A.M. Best and has been assigned an A+ financial strength rating by S&P. These ratings are based upon factors that may be of concern to policyholders, agents and intermediaries, but may not reflect the considerations applicable to an investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

GENERAL

         Reinsurance is an arrangement in which a reinsurer agrees to indemnify a primary insurer or another reinsurer (also known as a ceding company) against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in exposure on individual risks, protection against catastrophic losses and assistance in maintaining acceptable financial ratios. Reinsurance, however, does not legally discharge the ceding company from its liability to policyholders.

         There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the reinsurer and the ceding company negotiate a contractual arrangement which reinsures a specified portion of a type or category of risk. Treaty reinsurers, including PXRE, do not separately evaluate each individual risk assumed, and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects reinsurers in general, including PXRE, to the risk that the primary insurer has not adequately determined the risks to be reinsured and, accordingly, that the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance contributed approximately 97.4% of PXRE's gross premiums written in 1999.

         Treaty reinsurance can be written on either a pro rata basis or an excess of loss basis. In pro rata reinsurance, the reinsurer agrees, in return for a percentage of the premiums, to share in a proportional amount of the losses up to the limit, if any, of the reinsurance agreement. Premiums that the ceding company pays to the reinsurer are proportional to the premiums that the ceding company receives, and the reinsurer generally pays the ceding company a ceding commission to reimburse the ceding company for the expenses incurred in obtaining the business. In excess of loss treaty reinsurance, the reinsurer indemnifies the ceding company for a portion of the losses and expenses on underlying policies which exceed a specified dollar amount (known as the ceding company's retention or the reinsurer's attachment point) generally subject to a negotiated reinsurance contract limit. Premiums paid by the ceding company for excess of loss coverage may not be directly proportional to the premiums on the underlying policies because the reinsurer does not assume a proportional share of the underlying risk.

         Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the ceding company against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a ceding company from an accumulation of a large number of related losses resulting from a variety of risks which may occur in a given catastrophe, and hence is a highly volatile business. Catastrophe-type coverages include catastrophe coverage provided to ceding insurance companies and retrocessional catastrophe coverage provided to other reinsurers. Catastrophe-type coverages have represented the majority of PXRE's net premiums written during the past three fiscal years, although they have declined in percentage terms from 84% in 1997 to 52% in 1999. See "Underwriting Operations."

         Facultative reinsurance is the reinsurance of individual risks; rather than an agreement to reinsure a specified portion of a type or category of risk, the reinsurer separately rates and underwrites each risk. In some cases, risks covered by facultative reinsurance are those excluded from coverage by treaty reinsurance. Facultative reinsurance contributed only approximately 2.6% of PXRE's net premiums written in 1999.

         Reinsurers typically purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause ceding companies to purchase reinsurance.

         Reinsurance can be written through professional reinsurance brokers or directly for ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one market over the other will be influenced by its perceptions of such advantages and disadvantages relative to the reinsurance coverage being placed. PXRE writes property and casualty treaty and property facultative business both through professional reinsurance brokers and on a direct basis.

UNDERWRITING OPERATIONS

         PXRE, through its subsidiaries, is principally engaged in providing treaty and facultative reinsurance to primary insurers and other reinsurers of commercial and personal property and casualty risks. PXRE also provides marine and aerospace reinsurance products and services. PXRE has specialized in property reinsurance, including a strong focus on catastrophe-type products. In mid-1998, PXRE added new reinsurance lines and expanded its capabilities in existing areas, including establishing a direct-writing reinsurance unit to complement its existing brokerage-based reinsurance operations and offering excess of loss casualty products (including general liability, commercial auto and personal auto) for casualty markets in which PXRE had not previously had a significant presence. In late 1999, PXRE established Bermuda underwriting operations.

         PXRE operates in four reportable property and casualty segments -- catastrophe and risk excess, casualty, structured/finite business and all other lines -- based on the Company's method of internal management reporting. In addition, the Company operates in two geographic segments -- North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and Asia) representing all other premiums written. The reportable segments were redefined during 1999 once the platform for the diversification strategy was largely in place. The prior year segment information has been restated to be consistent with the 1999 segments. The following tables present the distribution of PXRE's net premiums written, net premiums earned and underwriting operations for the years ended December 31, 1999, 1998 and 1997:

                            Net Premiums Written (1)


                                               Year Ended December 31,

                                           1999            1998            1997
                                          ------          ------          -----

                                    Amount  Percent  Amount Percent  Amount   Percent
                                 ---------------------------------------------------------
                                           (in thousands, except percentages)

Catastrophe and Risk Excess
   North American                $  26,704        $  12,795        $  21,724
   International                    63,957           58,595           63,154
   Excess of loss cessions         (18,883)          (3,938)            (409)
                                 ---------        ---------        ---------
     Subtotal                       71,778    52%    67,452   76%     84,469   84%
                                 ---------        ---------        ---------

Casualty
  North American                    13,148              650               --
  International                     12,851            4,433               --
                                 ---------        ---------        ---------
                                    25,999    19%     5,083    6%         --
                                 ---------        ---------        ---------

Structured/Finite Business
  North American                        --               --               --
  International                         --               --               --
                                 ---------        ---------        ---------
                                        --               --               --
                                 ---------        ---------        ---------

Other Lines
  North American                    12,073            2,054            4,848
  International                     28,995           14,105           10,738
                                 ---------        ---------        ---------
                                    41,068    29%    16,159   18%     15,586   16%
                                 ---------   ---  ---------  ---   ---------  ---

Total                            $ 138,845   100% $  88,694  100%  $ 100,055  100%
                                 =========   ===  =========  ===   =========  ===

                             Net Premiums Earned (1)


                                                        Year Ended December 31,

                                             1999                 1998                           1997
                                            ------               ------                         -------

                                      Amount    Percent    Amount         Percent         Amount        Percent
                                  ----------------------------------------------------------------------------
                                                (in thousands, except percentages)

Catastrophe and Risk Excess
  North American                    $  26,155              $ 13,561                       $ 21,877
  International                        61,241                63,830                         60,148
  Excess of loss cessions             (14,958)               (2,869)                          (353)
                                    ---------              --------                       --------
     Subtotal                          72,438       56%      74,522             81%         81,672       89%
                                    ---------              --------                       --------

Casualty
  North American                       11,593                  (152)                            --
  International                         9,794                 2,207                             --
                                    ---------              --------                       --------
                                       21,387       17%       2,055              2%             --
                                    ---------              --------                       --------

Structured/Finite Business
  North American                           --                    --                             --
  International                            --                    --                             --
                                    ---------              --------                       --------
                                           --                    --                             --
                                    ---------              --------                       --------

Other Lines
  North American                       11,296                 3,234                          5,650
  International                        23,383                12,575                          4,093
                                    ---------              --------                       --------
                                       34,679       27%      15,809             17%          9,743       11%
                                    ---------      ---     --------            ---        --------      ---

Total                               $ 128,504      100%    $ 92,386            100%       $ 91,415      100%
                                    =========      ===     ========            ===        ========      ===

                           Underwriting Operations (2)


                                                           Year Ended December 31,

                                             1999                     1998                     1997
                                            ------                   ------                   -------

                                    Amount       Percent     Amount         Percent     Amount        Percent
                                 ----------------------------------------------------------------------------
                                                (in thousands, except percentages)

Catastrophe and Risk Excess
  North American                 $  (31,591)               $  6,970                   $  13,655
  International                     (32,039)                  7,081                      48,197
  Excess of loss cessions            15,476                   8,372                       2,407
                                  ---------                --------                    --------
     Subtotal                       (48,154)        87%      22,423            141%      64,259      102%
                                  ---------                --------                    --------

Casualty
  North American                      (279)                    (409)                         --
  International                       (242)                      87                          --
                                 ---------                 --------                    --------
                                      (521)          1%        (322)            (2)%         --
                                 ---------                 --------                    --------

Structured/Finite Business
  North American                        --                       --                          --
  International                        411                       --                          --
                                 ---------                 --------                    --------
                                       411          (1)%         --             --           --
                                 ---------                 --------                    --------

Other Lines
  North American                      (715)                  (1,442)                     (2,075)
  International                     (6,166)                  (4,794)                        573
                                 ---------                 --------                    --------
                                    (6,881)         13%      (6,236)           (39)%     (1,502)      (2)%
                                 ---------         ---     --------            ---     --------      ---

Total                            $ (55,145)        100%    $ 15,865            100%    $ 62,757      100%
                                 =========         ===     ========            ===     ========      ===

------------------

(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) to reflect more accurately business written for PXRE's own account.

(2) Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred or management fees on weather contracts.

         The catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property retrocessional, property risk excess, property London Market Excess ("LMX") and marine and aerospace excess reinsurance coverages. This portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by the Company. In 1999, $90,661,000 of net premiums written were attributable to the catastrophe and risk excess portfolio, or $71,778,000 net of excess of loss retrocessional reinsurance ceded to other reinsurers. Over the periods indicated pricing and other coverage terms deteriorated and in response PXRE moved to layers of risk less affected by competitive pressures, or reduced commitments. Notwithstanding these moves, in 1999 this portfolio produced an underwriting loss of $48,154,000 as a consequence of major events. In contrast, this portfolio produced underwriting profits of $22,423,000 and $64,259,000 in 1998 and 1997, respectively. The increase in premium volume for catastrophe and risk excess coverages in 1999 was attributable to reinstatement premiums on 1999 catastrophe activity, offset, in part, by the purchase of increased amounts of retrocessional protection. The exposures underlying the North American portion of this portfolio emanate from East Coast and Gulf hurricanes, Midwest and West Coast earthquakes, major oil rig explosions, cruise ship disasters, satellite failures, commercial airplane crashes and similar risks. The exposures underlying the International portion of this portfolio emanate from European, Japanese and Carribbean windstorm, flood and earthquake.

         The casualty portfolio consists principally of North American general liability, commercial and personal auto liability risk excess and other liability coverages and International pro rata casualty coverages. This portfolio can be characterized on a longer term basis as being comprised of coverages involving lower margins and less volatility than the Company's catastrophe and risk excess portfolio. Casualty accounted for $25,999,000 of net premiums written in 1999, split approximately equally between the Company's North American and International geographical segments. Premiums written in 1999 represented a substantial increase over 1998, when PXRE entered the market in the latter half of the year. In 1999, the casualty portfolio produced an underwriting loss of $521,000 before investment income, realized gains and losses and overhead expenses.

         PXRE entered the structured/finite business in the latter part of 1999 with products combining elements of risk transfer and managing the impact of such risk on a cedent's financial statements and cash flow. Premiums in this segment are expected to vary widely from period to period.

         PXRE's other lines portfolio consists of many different coverages, principally accident and health coverages, of which North American and International accounted for $6,980,000 and $13,324,000, respectively, of net premiums written in 1999, property pro rata business and binding and lineslip authorities written through PXRE Lloyd's Syndicate. The Company's other lines portfolio produced a North American underwriting loss of $715,000 and International underwriting loss of $6,166,000, up modestly in the aggregate from 1998.

         See Note 10 of Notes to Consolidated Financial Statements for additional information regarding PXRE's reportable segments and geographic areas.

         PXRE's treaty underwriting process emphasizes a team approach among the Company's underwriters, actuaries and claims staff. Treaties are reviewed for compliance with PXRE's general underwriting standards and certain treaties are evaluated in part based upon actuarial analyses conducted by the Company. PXRE's facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposure. The Company manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage and retrocessional agreements. As PXRE underwrites risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. The Company has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic event based on historical data. However, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

MARKETING

         PXRE provides reinsurance for international insurance and reinsurance companies principally headquartered in the United Kingdom, Continental Europe, Australia and Asia. In the United States, PXRE currently reinsures both national and regional insurance and reinsurance companies and specialty insurance companies.

         Historically, PXRE has obtained most of its facultative and substantially all of its treaty reinsurance business through reinsurance intermediaries which represent reinsureds in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through which PXRE obtains this business are authorized to arrange any business in the name of PXRE without PXRE's approval. PXRE pays such intermediaries or brokers commissions based on the amount of premiums and type of business ceded. These payments constitute part of PXRE's total acquisition costs and are included in its underwriting expenses. PXRE generally pays reinsurance brokerage fees believed to be comparable to industry norms.

         Approximately 19.1%, 10.7% and 13.2% of gross premiums written in fiscal year 1999 were arranged through the worldwide branch offices of Aon Group Ltd., Guy Carpenter & Company, Inc. (subsidiary of Marsh & McLennan Companies, Inc.) and Benfield Greig Ltd., respectively. The commissions paid by PXRE to these intermediaries are generally at the same rates as those paid to other intermediaries.

         In mid-1998 PXRE established a U.S. based direct writing reinsurance unit to complement its existing brokerage-based reinsurance operations. Approximately 88.1% and 11.9% of PXRE's 1999 net premiums written were written in the broker and direct markets, respectively. PXRE's U.S. based direct writings are comprised principally of casualty business. PXRE's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

COMPETITION

         Competitive forces in the property and casualty reinsurance and insurance business are substantial. PXRE operates in a reinsurance industry which is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than PXRE, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. PXRE also may face competition from new market entrants or from market participants that determine to devote greater amounts of capital to the types of business written by PXRE.

         Although PXRE historically has obtained most of its facultative and substantially all of its treaty reinsurance business through reinsurance intermediaries or brokers, it competes indirectly with reinsurers who obtain business directly from primary insurers because PXRE's brokers must compete with direct reinsurers for business to be forwarded to PXRE. PXRE's recently established direct writing reinsurance unit competes directly with other direct reinsurers. PXRE therefore competes both with reinsurers that obtain business directly from reinsureds and with reinsurers that obtain their business through intermediaries and brokers.

         Competition in the types of reinsurance business which PXRE underwrites is based on many factors, including the perceived overall financial strength of the reinsurers, premiums charged, other terms and conditions, ratings of A.M. Best, S&P and Moody's Investors Service, Inc. ("Moody's"), service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states (except Arkansas, Minnesota, Oklahoma and Washington) and the District of Columbia, Puerto Rico, Columbia and Mexico, and PXRE's Brussels Branch operates from Belgium. PXRE Bermuda is licensed to do business only in Bermuda.

RETROCESSIONAL AGREEMENTS

         The following table sets forth certain information regarding the volume of premiums PXRE has ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:


                                                       Year Ended December 31,
                                              -----------------------------------------
                                                1999            1998            1997
                                                         (in thousands)
Gross premiums written                          $221,349       $136,215        $126,232

Reinsurance premiums ceded:
  Managed business participants                   42,549         21,542          16,534
  Catastrophe coverage and other
     reinsurance                                  39,955         25,979           9,643
    Total reinsurance premiums
    ceded                                         82,504         47,521          26,177
                                                --------       --------        --------

Net premiums written                            $138,845       $ 88,694        $100,055
                                                ========       ========        ========


         PXRE has been able to increase its underwriting commitments and to generate management fee income by retroceding some of its underwritten risks to other reinsurers through various retrocessional arrangements whereby it manages business for such participants. In 1999, PXRE was a party to three such arrangements. The first such arrangement, which is subject to renewal each January 1 and which has been renewed effective January 1, 2000, is referred to as the AMA. The AMA is a pool consisting of a number of insurance companies (the "Pool"), for which PXRE acts as reinsurance manager. In 1999, the Pool was comprised of Merrimack Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company, NRMA Insurance Limited, Auto-Owners Insurance Company and the Kyoei Mutual Fire & Marine Insurance Company. It is PXRE's policy that in order to join the Pool, companies must have a rating by A.M. Best of "A-" or better, other than foreign companies, most of which (including the foreign participants in the AMA) are not rated by A.M. Best. Under the terms of the agreements governing the Pool, if a participating company's rating falls below "A-", it generally will be required to withdraw from the Pool in the following year. PXRE receives, as reinsurance manager, a commission based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience.

         The second such retrocessional arrangement, which was not renewed upon its expiration December 31, 1999, was with Trenwick America Reinsurance Corporation ("Trenwick Group"). Under this arrangement PXRE receives, as reinsurance manager, a management fee based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated "A" (Excellent) by A.M. Best.

         The third such retrocessional arrangement is with Select Re. This arrangement involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business with Select Re. The undertaking, which is subject to adjustment based on Select Re's shareholders' equity, was approximately $29.5 million in aggregate premium for 1999. PXRE receives an override commission on premiums ceded to Select Re. Because Select Re is not licensed in any jurisdiction in the United States, the retrocessional arrangement provides that a trust fund and/or letter of credit be established by Select Re for the benefit of PXRE to secure Select Re's obligations. Net assets due from Select Re at December 31, 1999 of $14,932,000 is secured by a trust agreement and letter of credit. As previously discussed, the Chief Executive Officer and an Executive Officer of PXRE are on the Board of Directors and are shareholders of Select Re. The Chief Executive Officer of PXRE is Co-Vice Chairman of Select Re and the Executive Officer of PXRE was formerly the President of Select Re.

         The following table sets forth PXRE's earned commissions from retrocessionaires pursuant to its three managed business arrangements for the periods indicated:

                                                Year Ended December 31,
                                       ------------------------------------------
                                         1999           1998              1997
                                       ---------      ----------        ---------
                                                     (in thousands)
Commission                               $3,851         $2,247             $  879
Contingent profit commission(1)            (761)           (75)             2,127
                                         ------         ------             ------
   Total                                 $3,090         $2,172             $3,006
                                         ======         ======             ======

-------------------
(1) Contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience under the AMA and Trenwick Group arrangements and prior to 1998 under the arrangement with Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1998 and 1999. In 1999 and 1998, catastrophe and other reinsurance ceded premiums written increased due to additional coverage associated with new operations and to opportunistic purchases of catastrophe retrocessional protection. Certain business fronted on behalf of other reinsurers also contributed to the 1999 increase in catastrophe and other reinsurance ceded premiums written. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller, more frequent loss occurrences.

         PXRE has a committee consisting of its chief executive officer and senior underwriting executives responsible for the selection of reinsurers as managed business participants or as participating reinsurers in the catastrophe coverage protecting PXRE. Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer. This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization. All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to approval by PXRE.

         At December 31, 1999, estimated losses recoverable (including incurred but not reported losses ("IBNR")) from retrocessionaires were $106,702,000 including $5,667,000 of paid loss recoverables. Although management carefully selects its retrocessionaires, PXRE is subject to credit risk with respect to its retrocessions because the ceding of risk to retrocessionaires does not relieve the Company of its liability to ceding companies.

LOSS LIABILITIES AND CLAIMS

         PXRE establishes loss and loss expense liabilities (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for losses, including claims that have been reported to it by its reinsureds and claims for losses that have occurred but have not yet been reported to PXRE. Under United States generally accepted accounting principles ("GAAP"), PXRE is not permitted to establish loss reserves until an event which may give rise to a claim occurs.

         For reported losses, PXRE establishes liabilities when it receives notice of the claim. It is PXRE's general policy to establish liabilities for reported losses in an amount equal to the liability set by the reinsured. In certain instances, PXRE will conduct an investigation to determine if the amount established by the reinsured is appropriate or if it should be adjusted.

         For incurred but not reported losses, a variety of methods have been developed in the insurance industry for use in determining such liabilities. In general, these methods involve the extrapolation of reported loss data to estimate ultimate losses. PXRE's loss calculation methods generally rely upon a projection of ultimate losses based upon the historical patterns of reported loss development. Additionally, PXRE makes provision through its liabilities for incurred but not reported losses for any identified deficiencies in the liabilities for reported losses set by its reinsureds.

         PXRE's management believes that its overall liability for losses and loss expenses maintained as of December 31, 1999 is adequate. Because of the inherent uncertainty in the reserving process, however, there is a risk that PXRE's liability for losses and loss expenses could prove to be greater than expected in any year, with a consequent adverse impact on future earnings and shareholders' equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. Historically, PXRE has focused on property related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as, with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data.

         Although historically PXRE has written a small amount of casualty reinsurance, in 1998 PXRE began underwriting new casualty lines of business and PXRE substantially expanded its casualty business in 1999. With respect to casualty business, significant delay, ranging up to several years or more, can be expected between the reporting of a loss to PXRE and the settlement of PXRE's liability for that loss. As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in PXRE's claims handling procedures. While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

         PXRE's difficulty in accurately predicting casualty losses may also be exacerbated by the limited amount of statistically significant historical data regarding losses on PXRE's new casualty lines of business. PXRE must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating its casualty reserves. Thus, the actual casualty losses and loss expenses may deviate, perhaps substantially, from estimates of liabilities reflected in PXRE's consolidated financial statements.

         The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 1999, 1998 and 1997. PXRE does not discount such liabilities; that is, it does not calculate them on a present value basis.


                                                                                 Year Ended December 31,
                                                                           1999          1998          1997
                                                                         --------      --------      --------
                                                                                      (in thousands)
Gross GAAP liability for losses and
  loss expenses at beginning of year.................................   $ 102,592      $ 57,189      $ 70,978
Add:  Gross provision for losses and loss expenses--
  Occurring in current year..........................................     200,132        94,003        19,344
  Occurring in prior years...........................................      57,129            90        (4,721)
                                                                         --------      --------      --------
    Total gross provision(1).........................................     257,261        94,093        14,623
                                                                         --------      --------      --------
Less:  Gross payments for losses and loss expenses--
  Occurring in current year..........................................      17,508        19,582         4,705
  Occurring in prior years...........................................      80,794        29,108        23,707
                                                                         --------      --------      --------
    Total gross payments.............................................      98,302        48,690        28,412
                                                                         --------      --------      --------
Gross GAAP liability for losses
  and loss expenses at end of year...................................   $ 261,551      $102,592      $ 57,189
                                                                        =========      ========      ========
Ceded GAAP liability for losses
  and loss expenses at end of year...................................    (101,035)      (33,350)      (12,734)
                                                                         --------      --------      --------
Net GAAP liability for losses
  and loss expenses at end of year...................................   $ 160,516      $ 69,242      $ 44,455
                                                                        =========      ========      ========
Foreign currency adjustment..........................................         249          (193)          482
                                                                        =========      ========      ========
Gross SAP liability for losses and
  loss expenses at end of year(2)....................................   $ 261,800      $102,399      $ 57,671
                                                                        =========      ========      ========

----------------
(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange (losses) gains of $442,000, ($675,000) and $627,000 for 1999, 1998 and 1997, respectively.

(2)  SAP is U.S. statutory accounting principles.

         The following table presents the development of PXRE's GAAP balance sheet liability for losses and loss expenses for the period 1989 through 1999. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to PXRE. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

         Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1992 to be $150,000 was first reserved in 1989 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1989-1991 shown below. This table does not present accident or policy year development data.

         Loss and loss expense liabilities for fiscal years 1991 through 1999 are presented on a gross basis (excluding the effects of losses recoverable from retrocessionaires). Loss and loss expense liabilities for December 31, 1990 and prior periods are stated on a net basis (after deduction for losses recoverable from retrocessionaires) because gross incurred but not reported liability data were not developed by PXRE at any date prior to December 31, 1991 as it was not required for reporting purposes. Furthermore, it is not practicable for PXRE currently to reconstruct this information.

                                                                       Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                     1999      1998     1997       1996     1995     1994     1993     1992     1991    1990    1989
                                   -------   -------   -------   ------   ------   ------   ------   ------   ------  ------  ------
                                                                (in thousands, except percentages)
Liabilities for losses and
  loss expenses.................  $261,551  $102,592   $57,189  $61,389  $72,719  $81,836  $71,442  $88,668  $62,664 $31,632 $37,963

Cumulative amount of
  liability paid through:
  One year later................              75,814    29,108   23,708   42,698   41,601   37,820   59,773   35,575  15,688  18,421
  Two years later...............                        39,853   40,673   55,620   58,968   54,400   79,926   48,393  25,466  28,178
  Three years later.............                                 46,545   67,296   67,630   60,850   89,519   52,301  29,066  31,852
  Four years later..............                                          70,676   76,762   64,566   94,261   55,022  30,117  33,980
  Five years later..............                                                   79,433   69,414   96,895   56,976  31,528  34,434
  Six years later...............                                                            70,392   99,864   58,822  32,137  35,408
  Seven years later.............                                                                    100,724   61,235  33,202  36,003
  Eight years later.............                                                                              62,130  33,624  36,980
  Nine years later..............                                                                                      33,956  37,301
  Ten years later...............                                                                                              37,485

Liabilities reestimated as of:
  One year later................             135,227    57,280   66,257   83,228   87,818   78,188  101,423   67,165  33,874  37,211
  Two years later...............                        55,271   63,292   85,162   87,750   76,902  103,632   62,262  33,726  37,800
  Three years later.............                                 61,178   83,178   90,409   74,683  105,165   62,827  33,488  36,588
  Four years later..............                                          82,129   89,284   75,392  103,801   63,032  33,682  36,881
  Five years later..............                                                   88,326   74,880  104,330   62,593  34,310  37,023
  Six years later...............                                                            74,173  104,222   63,632  33,777  37,667
  Seven years later.............                                                                    103,854   63,792  34,714  37,166
  Eight years later.............                                                                              63,633  34,815  37,998
  Nine years later..............                                                                                      34,777  38,124
  Ten years later...............                                                                                              38,084

Gross reserves of TREX at date
  of merger.....................                                  9,589    5,242    2,067      26

Gross reserves for elimination
  of one quarter lag for
  U.K. subsidiary...............             (1,191)
Gross cumulative redundancy
 (deficiency) through
 December 31, 1999:
  Amount........................            (33,826)     1,918    9,800  (4,168)  (4,423)  (2,705) (15,186)    (969)      NA      NA
  Percentage....................               (33%)        3%      14%     (5%)     (5%)     (4%)    (17%)     (2%)      NA      NA
Retrocessional recoveries.......              14,045     (749)  (1,517)    6,796    2,500      726    2,689    1,936      NA      NA

Net cumulative redundancy
  (deficiency) through
  December 31, 1999:
                                            -------      -----   ------  ------   ------   ------   ------    -----   ------   -----
  Amount.......................             (19,781)     1,169    8,283    2,628  (1,923)  (1,979) (12,497)  (2,905) (3,145)   (111)
  Percentage...................                (29%)        3%      15%       5%     (4%)     (5%)    (35%)     (8%)   (10%)      0%



         During 1999, PXRE incurred development from prior year losses amounting to $19,781,000 net as a result of changes in estimates of insured events in prior years, primarily Hurricanes Georges and Mitch and accident and health and facultative reserve strengthening in PXRE Lloyd's Syndicate.

         During 1998, PXRE experienced savings of $532,000 net, for prior year losses and loss expenses primarily related to the triggering of a retrocessional recovery on a 1994 aviation loss offset in part by adverse development due to the 1997 German, Polish and Czech floods.

         During 1997, PXRE experienced savings of $3,917,000 net, for prior-year losses and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in 1997 of approximately $1,644,000 and $1,440,000, respectively. In addition, included in the savings of $3,917,000 were prior-year losses originally thought to have triggered market loss coverage thresholds which proved to be redundant by approximately $1,800,000 offset, in part, by development on prior-year facultative losses.

         During 1996, PXRE incurred development from prior year losses amounting to $3,249,000 primarily due to Hurricanes Marilyn and Luis. During 1995, PXRE incurred development from prior year losses amounting to $4,311,000 primarily as a result of losses from the Northridge earthquake. During 1994, PXRE incurred development from prior year losses amounting to $3,261,000 primarily as a result of marine pro rata losses and 1993 Midwest flood activity. During 1993, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $10,499,000, of which approximately $5,394,000 was the result of additional information received with respect to Hurricanes Andrew and Iniki and approximately $3,330,000 was the result of losses under a number of pro rata reinsurance treaties. During 1992, PXRE's management strengthened the liability for incurred but not reported losses occurring in prior years by $2,355,000 of which $2,036,000 was the result of additional information received with respect to losses under a number of pro rata reinsurance treaties. In 1991, PXRE's management strengthened the liability for losses and loss expenses occurring in prior years by $2,242,000, of which $1,196,000 was due to unfavorable development experienced on PXRE's marine and aerospace reinsurance business. PXRE commenced writing marine and aerospace reinsurance in 1988 and estimated the amounts of losses and loss expenses for claims on such business during 1988 and subsequent periods based on cumulative experience as of such time. As more information became available, prior estimates were revised. Approximately $740,000 of the balance of the liability strengthening in 1991 was attributable to changes in 1991 in the loss amounts applicable to catastrophes which occurred in 1989 and 1990, years impacted by high levels of catastrophe loss activity.

         Management of PXRE believes that the cumulative reserve redundancies in 1995, 1996 and 1997 demonstrated by the above table, and that the strengthening of reserves in 1989-1994 and 1998, is attributable to the factors described above and not to any material changes in reserving methods or assumptions.

         Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the foregoing.

INVESTMENTS

         PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life, and by Mariner Investment Group, Inc. ("Mariner") the sole shareholder of which is the Chairman of the Board and a founding shareholder of Select Re. PXRE's invested assets consist primarily of fixed maturities and limited partnerships, but also include equities, real estate investment trusts ("REITS") and short-term investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1999, PXRE had $26,214,000 in equity securities (at cost) and $93,147,000 in various limited partnerships (at cost). The limited partnerships primarily include a fund of funds investing in a multiple number of hedge strategies. Short-term investments includes one limited partnership which invests primarily in marketable fixed income securities and provides for fund withdrawals upon 30 days' notice. Limited partnership investments are accounted for under the equity method, whereby both the investment income and any change in the market value are recorded through the investment income line of the income statement. Included in investments in limited partnerships are investments (at cost) aggregating $55,517,000 in various limited partnerships affiliated with Mariner, including an investment of $17,517,000 in Mariner Select, L.P., which provided approximately $10,618,000 of investment income for PXRE in 1999. See Note 3 of Notes to Consolidated Financial Statements. The investment policies of PXRE stress conservation of principal, diversification of risk and liquidity.

         The following table summarizes the investments of PXRE at December 31, 1999 and 1998:

                             ANALYSIS OF INVESTMENTS

                                                             December 31, 1999                       December 31, 1998
                                                        -----------------------------          ---------------------------
                                                        Amount                Percent          Amount              Percent
                                                        ------                -------          ------              -------
                                                               (in thousands, except percentages)
Fixed maturities (at amortized cost):

   United States government securities                  $104,034                21.1           $113,030              23.9

   Foreign government securities                          10,116                 2.0             43,815               9.3

   United States government agency
     mortgage and asset-backed securities                 25,417                 5.1              1,087               0.2

   Other mortgage and asset-backed
      securities                                          69,105                14.0             43,175               9.1

   Obligations of states and political
     subdivisions                                         94,692                19.2             97,470              20.6

   Public utilities, industrial and
     miscellaneous securities                             26,598                 5.4             10,081               2.1
                                                        --------               -----           --------              ----
        Total fixed maturities                           329,962                66.8            308,658              65.2

Equity securities (at cost)                               26,214                 5.3             41,146               8.7

Short-term investments (at cost)                          44,384                 9.0             57,244              12.1

Limited Partnership assets (at cost)                      93,147                18.9             66,588              14.0
                                                        --------                ----           --------              ----
        Total investments                               $493,707                 100           $473,636               100
                                                        ========                ====           ========              ====

         At December 31, 1999, the fair value of PXRE's investment portfolio exceeded its amortized cost by $15,861,000 due to equity accounting on the limited partnerships amounting to $25,949,000, offset in part by unrealized depreciation on fixed maturities and equity securities amounting to $10,088,000. At December 31, 1998, the fair value of PXRE's investment portfolio exceeded its amortized cost by $841,000.

         The following table indicates the composition of PXRE's fixed maturity investments (at amortized cost), including short-term investments (at cost), by time to maturity at December 31, 1999 and 1998:

                     COMPOSITION OF INVESTMENTS BY MATURITY

                                                       December 31, 1999               December 31, 1998
                                                      ------------------             --------------------
                                                       Amount    Percent              Amount      Percent
                                                       ------    -------              ------      -------
                                                            (in thousands, except percentages)
Maturity(1)
One year or less                                      $ 50,963     13.6               $73,955        20.2
Over 1 year through 5 years                            118,566     31.7               121,627        33.2
Over 5 years through 10 years                           79,630     21.3                65,077        17.8
Over 10 years through 20 years                          10,659      2.8                27,777         7.6
Over 20 years                                           18,929      5.1                33,204         9.1
                                                      --------     ----              --------       -----
                                                       278,747     74.5               321,640        87.9
United States government agency
   and other mortgage and asset-backed
   securities                                           95,599     25.5                44,262        12.1
                                                      --------     ----              --------        ----
       Total                                          $374,346      100              $365,902         100
                                                      ========     ====              ========        ====

------------------------
(1) Based on stated maturity dates with no prepayment assumptions.

         The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1999 and December 31, 1998 was 6.6% and 5.9%, respectively. At December 31, 1999, the fair value of PXRE's fixed maturities portfolio was less than its amortized cost by $8,714,000. At December 31, 1998, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $819,000.

       The following table indicates the composition of PXRE's fixed maturities portfolio (at amortized cost), excluding short-term investments, by rating at December 31, 1999 and 1998:

               COMPOSITION OF FIXED MATURITIES PORTFOLIO BY RATING

                                                         December 31, 1999              December 31, 1998
                                                        -------------------            -------------------
                                                        Amount     Percent              Amount    Percent
                                                        ------     -------              ------    -------
                                                                  (in thousands, except percentages)
Ratings(1)
-----------
United States government securities                   $104,034             31.5       $113,030             36.6
United States government agency
  mortgage and asset-backed securities                  25,416              7.7          1,087              0.4
Other mortgage and asset-backed securities
  Aaa and/or AAA                                        57,321             17.4         34,558             11.2
  Aa2 and/or AA                                          3,168              1.0             --               --
  A2 and/or A                                            8,000              2.4          8,000              2.6
  Baa2 and/or BBB                                          615              0.1            616              0.2
Obligations of states and political
   subdivisions
  Aaa and/or AAA                                        70,053             21.2         64,883             21.0
  Aa2 and/or AA                                         24,639              7.5         32,587             10.6
Public utilities and industrial and
  miscellaneous securities
  Aaa and/or AAA                                         2,499              0.8             --               --
  Aa2 and/or AA                                          5,871              1.8             --               --
  A2 and/or A                                            3,379              1.0            749              0.2
  Baa2 and/or BBB                                        4,549              1.4          4,226              1.4
  Ba2 and/or BB                                          7,444              2.3          3,117              1.0
  B2 and/or B                                            2,856              0.9          1,989              0.6
Foreign government securities
  Baa2 and/or BBB                                        2,908              0.9          3,820              1.2
  Ba2 and/or BB                                          4,873              1.5         30,196              9.8
  B2 and/or B                                            2,337              0.6          8,618              2.8
  Ca and/or CC                                              --               --          1,182              0.4
                                                      --------              ---       --------              ---
       Total                                          $329,962              100       $308,658              100
                                                      ========              ===       ========              ===


----------------------------
(1) Ratings as assigned by Moody's and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

         PXRE's management continually evaluates the composition of the investment portfolio and repositions the portfolio in response to market conditions in order to improve total returns while maintaining liquidity and superior credit quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources -- Market Risk."

REGULATION

         PXRE, PXRE Reinsurance and Transnational Insurance are subject to regulation under the insurance statutes of various U.S. states, including Connecticut, the domiciliary state of PXRE Reinsurance and Transnational Insurance. The regulation and supervision to which PXRE Reinsurance and Transnational Insurance are subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers and insurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured or insured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers and insurers, the form and content of reports of financial condition required to be filed, reserves for losses, and other purposes. In general, such regulation is for the protection of the reinsureds and policyholders, rather than investors.

         In addition, PXRE, PXRE Reinsurance and Transnational Insurance are subject to regulation by U.S. state insurance authorities under the insurance holding company statutes of various states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and insurers and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance and Transnational Insurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of their insurance holding company system, unless they have first notified the Connecticut Insurance Commissioner of their intention to enter into any such transaction and the Connecticut Insurance Commissioner has not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

         U.S. state laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires shares representing or convertible into more than 10% of the voting power of the securities of PXRE would become subject to at least some of such regulations, would be subject to approval by the Connecticut Insurance Commissioner prior to acquiring such shares, and would be required to file certain notices and reports with the Commissioner prior to such acquisition. See "Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of other limitations on voting and ownership of PXRE securities contained in PXRE's Bye-Laws.

         The principal sources of cash for the payment of operating expenses and income taxes, debt service obligations, and dividends by PXRE are the receipt of dividends and net tax allocation payments from PXRE Reinsurance, Transnational Insurance and PXRE Bermuda. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with U.S. statutory accounting principles ("SAP"). Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2000, without regulatory approval, is limited to approximately $39,901,000. Transnational Insurance may not declare or pay any dividend to PXRE Reinsurance in 2000, without regulatory approval. During 1999, $35,525,695 in dividends were paid by PXRE Reinsurance, including extraordinary dividends and $10,000,000 was paid by Transnational Insurance to PXRE Reinsurance, including extraordinary dividends. In both cases authorization was obtained from the Insurance Department of the State of Connecticut. See below for a discussion of Bermuda dividend restrictions applicable to PXRE Bermuda.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The risk-based capital regulations provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 1999, PXRE Reinsurance's surplus and Transnational Insurance's surplus substantially exceeded their respective calculated risk-based capital.

         In addition, from time to time various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, the initiative to create a federally guaranteed disaster reinsurance pool prefunded by insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Furthermore, the NAIC has commenced a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to take affect in 2001, will likely change the definitions of what constitutes prescribed versus permitted statutory accounting practices and will likely result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. See also, "Taxation of PXRE and its Subsidiaries -- Legislation" PXRE is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 1999, 1998 and 1997, PXRE Reinsurance's results were within the usual values for each of the eleven ratios, except for one ratio in each of 1999 and 1998. PXRE's management believes that the ratio fell outside the usual range in 1999 due to the unusual level of catastrophe losses in 1999 and in 1998 due to the substantial turmoil in global securities markets and the resulting decline in the value of certain limited partnership investments. In 1999, Transnational Insurance's results were within the usual values for each of the eleven ratios except for one due to the increase in net writings arising from an intercompany pooling agreement in 1999 with its parent PXRE Reinsurance. In 1998 one ratio was outside the usual range due primarily to the change in net writings associated with business written in 1994 to 1996. In 1997, two ratios were outside the usual range, when Transnational Insurance did not write any business and paid a dividend, including an extraordinary dividend, of $58,877,000 to PXRE Reinsurance, affecting the change in net writings ratio and change in surplus ratio.

         PXRE Limited, PXRE Managing Agency and PXRE Lloyd's Syndicate are subject to regulation by Lloyd's. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory by-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities and a letter of credit with Lloyd's to support its underwriting) and methods of accounting. PXRE Managing Agency must satisfy a solvency requirement, methods of accounting and periodic examinations of compliance with Lloyd's by-laws and other purposes. PXRE Lloyd's Syndicate has to comply with accounting regulation, internal reporting and periodic examinations of compliance. The Lloyd's market is regulated externally by the Financial Services Authority, although the day to day regulation of the market remains the responsibility of the Council of Lloyd's. All invested assets of PXRE Lloyd's Syndicate amounting to approximately $11,253,000 at December 31, 1999, are restricted from being paid as a dividend for at least three years.

         The Insurance Act 1978 of Bermuda and related regulations (collectively, the "Act") imposes on Bermuda insurance companies, including PXRE Bermuda, solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies.

         The Act provides that the value of the general business assets of a Class 3 insurer must exceed the amount of its general business liabilities by at least the prescribed minimum solvency margin. PXRE Bermuda, as a Class 3 insurer, is required to maintain a minimum solvency margin equal to the greatest of: (A) $1,000,000, (B) 20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000, and (C) 15% of loss reserves. In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year).

         As a Class 3 insurer, PXRE Reinsurance also is prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements, and if it appears to the Minister that there is a risk of the insurer becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Minister may think fit.

         The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

         Under Bermuda law, PXRE Bermuda may not lawfully declare or pay a dividend unless there are reasonable grounds for believing that it is, or will after payment of the dividend be, able to pay its liabilities as they become due, and that the realizable value of its assets will, after payment of the dividend, be greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, the directors of PXRE Bermuda are, as a matter of prudence, required to ensure that any dividend declared or paid is not of an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business.

         At December 31, 1999 PXRE Bermuda's solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by Bermuda regulations.

TAXATION OF PXRE AND ITS SUBSIDIARIES

         The following summary of the taxation of PXRE, PXRE Bermuda, PXRE Barbados and PXRE's U.S. subsidiaries, including PXRE Reinsurance, Transnational Insurance, PXRE Trading Corporation, TREX Trading Corporation, PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc. and PXRE Underwriting Managers,

Inc. (collectively, the "PXRE U.S. Companies") is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. See, for example, "Legislation" below. Certain subsidiaries and branch offices of PXRE are subject to taxation related to operations in the United Kingdom and Belgium.

Bermuda

         PXRE and PXRE Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to PXRE or PXRE Bermuda or to any of their operations or the shares, debentures or other obligations of PXRE or PXRE Bermuda until March 28, 2016. These assurances are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (PXRE and PXRE Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act of 1967 of Bermuda or otherwise payable in relation to the land leased to PXRE or PXRE Bermuda.

Barbados

         PXRE Barbados is subject to a Barbados corporation tax, assessed at a rate of 2.5% on profits and gains of up to 10 million Barbados Dollars (approximately U.S. $5 million), and at declining rates on profits and gains exceeding 10 million Barbados Dollars. PXRE Barbados may elect to take a credit in respect of taxes paid to a country other than Barbados provided that such an election does not reduce the tax payable in Barbados to a rate less than 1% of the profits and gains of PXRE Barbados in any income year.

United States

         The PXRE U.S. Companies carry on business in, and are subject to taxation in, the United States. PXRE believes that it and its subsidiaries, other than the PXRE U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. Tax conventions between the United States and Bermuda or Barbados may provide relief to PXRE Bermuda and PXRE Barbados, respectively, if either such company is deemed to be engaged in the conduct of a U.S. trade or business. Under the tax convention between Bermuda and the United States (the "Bermuda Treaty"), a Bermuda company predominantly engaged in the insurance business, such as PXRE Bermuda, is subject to U.S. income tax on its insurance income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States. (As a holding company that is not predominantly engaged directly in an insurance business, PXRE Group Ltd. is not entitled to the benefits of the Bermuda Treaty.) Similarly, under the tax convention between Barbados and the United States (the "Barbados Treaty"), a corporation that is a Barbados resident will not be subject to U.S. income tax on income that is effectively connected with a U.S. business, unless such business is conducted through a permanent establishment in the United States. Each of PXRE Group Ltd., PXRE Bermuda and PXRE Barbados will operate under guidelines that are intended to minimize the risk that it will be treated as engaged in a U.S. trade or business, and each of PXRE Bermuda and PXRE Barbados will operate under guidelines that are intended to minimize the risk that it will be found to have a U.S. permanent establishment.

         On this basis, PXRE does not expect that it and its subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below). However, irrespective of such guidelines, there can be no assurance that PXRE Bermuda and PXRE Barbados will qualify for the Bermuda Treaty and the Barbados Treaty, respectively, now or in the future, or that the Bermuda Treaty or the Barbados Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that it currently provides. In addition, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that PXRE or a non-U.S. subsidiary is engaged in a trade or business in the United States. The maximum federal tax rates currently are 35% for a corporation's income which is effectively connected with being engaged in a trade or business in the United States. In addition, the U.S. branch profits tax of 30% is imposed each year on a corporation's earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business deemed repatriated out of the United States, for a potential maximum effective tax rate of approximately 54% on the net business connected with a U.S. trade or business.

         Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payor, on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in Section 881(a) of the U.S. Internal Revenue Code (the "Code").

         The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to PXRE Bermuda is 1% of gross premiums.

Legislation

         PXRE understands that certain U.S.-based insurance companies are advocating an amendment to the Code which would impose federal income tax on a domestic insurer which is controlled by a foreign reinsurer on the deemed investment income on its reserves on U.S. risks ceded to one or more foreign reinsurers. At this point, the Company is unable to predict whether this legislative effort will be successful, what form any such legislation may ultimately take and what impact any such legislation would have on the Company.

EMPLOYEES

         PXRE employed 103 full-time employees as at December 31, 1999. None of PXRE's employees is represented by a labor union, and management considers its relationship with its employees to be excellent.

         Bermuda based employees of PXRE, including senior management of PXRE Group Ltd. and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next few years. The Company has no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

ITEM 2. PROPERTIES

         PXRE leases a total of approximately 69,500 square feet of office space in Hamilton, Bermuda (PXRE's corporate headquarters), Edison, New Jersey, Norwalk, Connecticut, New York, New York, Richmond, Virginia, San Francisco, California, London, England and Brussels, Belgium. The Hamilton, Bermuda lease, which covers approximately 2,618 square feet of office space, was signed in 1999 and is for a term of two (2) years at a fixed annual rent of approximately $102,000 and additional rents on account of PXRE's proportionate share of services. The Edison, New Jersey space is comprised of (i) a 1994 lease of approximately 24,000 square feet of office space, for a term of 15 years at a fixed annual rent of approximately $370,000 (inclusive of basic electricity) and additional rents on account of PXRE Corporation's proportionate share of increases in building operating expenses and property taxes over calendar year 1994, and (ii) a November 1999 lease of approximately 24,000 square feet of additional office space for a term of 10 years expiring on October 31, 2009 at fixed rentals of approximately $582,000 for years 1-5 of the term and $676,000 for years 6-10 of the term, in each case plus additional rents on account of PXRE Corporation's proportionate share of taxes and operating expenses attributable to the building. Relatedly, in February 2000 PXRE Corporation subleased approximately 11,000 square feet of the additional space for a three year term ending on the

36th month next following the date that the premises are delivered to the subtenant. The sublease provides for the subtenant to pay fixed rent to PXRE Corporation at the rate of approximately $274,000 per annum, together with electricity at the rate of approximately $16,500 per annum. The subtenant is additionally required to pay its proportionate share of taxes and operating expenses payable by PXRE Corporation under the lease.

ITEM 3. PENDING LEGAL PROCEEDINGS

         PXRE is subject to litigation and arbitration in the ordinary course of its business. Management does not believe that the eventual outcome of any such pending litigation or arbitration is likely to have a material adverse effect on the Company's financial condition or business. Pursuant to PXRE's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of the stockholders of PXRE Corporation on October 5, 1999, the holders of PXRE Corporation common stock approved the following:

         (1) The approval and adoption of the Agreement and Plan of Merger, dated July 7, 1999 (the "Merger Agreement") among PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp.

                                                                                                    Broker
                                          Votes For         Votes Against         Abstentions       Non-Votes
                                          ---------         -------------        ------------       ----------
                  Approval of the
                  Merger Agreement        6,989,981           2,065,714             18,941           2,549,966


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         PXRE's common shares are listed on the New York Stock Exchange under the symbol "PXT". The following table sets forth for the periods indicated the high and low bid quotations for PXRE's common shares as reported by the New York Stock Exchange and cash dividends per common share declared and subsequently paid:


                                        Bid Price
                                    ---------------
                                  High             Low                Dividends
                                  ----             ---                ---------

1998:
First Quarter                 $    35.25          $ 29.375              $  0.25
Second Quarter                    32.875             29.00                 0.25
Third Quarter                      30.50            25.625                 0.25
Fourth Quarter                    26.688            20.625                 0.26

1999:
First Quarter                 $    26.25          $  18.00              $  0.26
Second Quarter                     21.25             16.00                 0.26
Third Quarter                    19.0625           14.3125                 0.06
Fourth Quarter                     14.50             10.00                 0.06





         These prices represent quotations by dealers and do not include markups, markdowns, or commissions, and do not necessarily represent actual transactions. As of March 24, 2000, there were 11,758,174 common shares issued and outstanding, which shares were held by approximately 90 shareholders of record and, based on PXRE's best information, by approximately 2200 beneficial owners of the common shares. See Notes 8 and 9 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

         The payment of dividends on the common shares is subject to the discretion of the Board of Directors which will consider, among other factors, PXRE's operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future.

         As a holding company, PXRE is largely dependent upon dividends and net tax allocation payments from its subsidiaries including PXRE Reinsurance, Transnational Insurance and PXRE Bermuda, to pay dividends to PXRE's shareholders. PXRE Reinsurance and Transnational Insurance are subject to U.S. state laws, and PXRE Bermuda is subject to Bermuda law, that may restrict their ability to distribute dividends. In addition, certain covenants in PXRE's bank credit agreement may restrict PXRE's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Regulation" for further information concerning restrictions contained in PXRE's bank credit agreement and under U.S. and Bermuda law.

         Under PXRE's Bye-Laws, subject to certain exceptions and to waiver by PXRE's board of directors on a case by case basis, no transfer of PXRE shares is permitted if such transfer would result in a shareholder owning, directly or indirectly, more than 9.9% of the voting power of the outstanding shares, including common shares, of

PXRE or more than 9.9% of the outstanding shares of any class of PXRE's stock. Ownership is broadly defined in PXRE's Bye-Laws.

         PXRE may refuse to register any such transfer on PXRE's share transfer records. A transferee will be permitted to promptly dispose of any PXRE shares purchased which violate the restriction and as to the transfer of which registration is refused. The transferor of such PXRE shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such shares has been so registered.

         In addition, in the event that PXRE becomes aware of a shareholder owning more than 9.9% of the voting power of PXRE's outstanding shares after a transfer of shares has been registered, PXRE's Bye-Laws provide that, subject to the same exceptions and waiver procedures, the voting rights with respect to PXRE shares owned by any such shareholder will be limited to a voting power of 9.9%. The voting rights with respect to all shares held by such person in excess of the 9.9% limitation will be allocated to the other holders of PXRE common shares. Such allocation will be pro rata based on the number of PXRE common shares held by all such other holders of PXRE common shares, subject only to the further limitation that no shareholder allocated any such voting rights may exceed the 9.9% limitation as a result of such allocation.

Recent Sales of Unregistered Securities (Information required by Item 701 of Regulation S-K):

(a)      On June 4, 1999, 12,000 PXRE common shares were issued.

(b) The securities were issued to the PXRE Purpose Trust in connection with the Bermuda redomestication.

(c) The securities were issued for $12,000 and the PXRE Purpose Trust made subsequent capital contributions, of $865,000 in respect of such shares.

(d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transaction were the Company and the PXRE Purpose Trust, a trust established and funded by PXRE Corporation in connection with that corporation's Bermuda redomestication.

(e)      Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                             1999           1998           1997           1996          1995
                                                            (1)(2)         (1)(2)         (1)(2)          (3)
                                                            ------        -------         ------        -------        ------
                                                                (in thousands, except per share data and ratios)
INCOME STATEMENT DATA:

Gross premiums written                                    $221,349       $136,215       $126,232       $114,348      $155,380
Premiums ceded                                             (82,504)       (47,521)       (26,177)       (46,630)      (57,744)
                                                         ---------      ---------      ---------      ---------     ---------
Net premiums written                                       138,845         88,694        100,055         67,718        97,636
Change in unearned premiums                                (10,341)         3,692         (8,640)         5,078          (494)
                                                         ---------      ---------     ----------     ----------    ----------
Net premiums earned                                        128,503         92,386         91,415         72,796        97,142
Net investment income                                       47,173         19,612         31,191         16,782        14,730
Net realized investment (losses) gains                      (3,766)        (3,862)         2,467             94            85




Management fees(3)                                           3,590          2,172          3,006          6,032         6,417
                                                         ---------      ---------     ----------     ----------    ----------
          Total revenues                                   175,500        110,308        128,079         95,704       118,374
                                                           -------        -------       --------      ---------      --------
Losses and loss expenses incurred                          159,259         57,793         12,491         18,564        34,716
Commissions and brokerage                                   27,703         20,563         19,138         12,874        13,251
Other operating expenses                                    30,052         19,313         15,716         12,262        11,237
Interest expense                                             3,915          1,395          3,325          6,957         7,143
Minority interest in consolidated subsidiary                 8,790          8,928          8,184             --            --
                                                          --------      ---------      ---------    ----------- -------------
          Total losses and expenses                        229,719        107,992         58,854         50,657        66,347
                                                           -------        -------       --------       --------     ---------
(Loss) income before income taxes, cumulative effect
   of accounting change, extraordinary                     (54,219)         2,316         69,225         45,047        52,027
   item and equity in net earnings of TREX
Equity in net earnings of TREX(3)                                0              0              0          3,898         5,948
Income tax (benefit) provision                             (12,775)        (1,206)        22,198         15,644        18,189
                                                          --------        -------     ----------       --------      --------
(Loss) income before cumulative effect of                  (41,444)         3,522         47,027         33,301        39,786
accounting change and extraordinary loss
Cumulative effect of accounting change, net of tax             695             --             --             --            --
Extraordinary loss on debt redemption, net of tax                0            843          2,774             --            --
                                                         ---------         ------       --------       --------      --------
Net (loss) income                                         $(42,139)        $2,679       $ 44,253       $ 33,301      $ 39,786
                                                         =========         ======       ========       ========      ========
Preferred stock dividend(4)                                      0              0              0              0           599
                                                         =========         ======       ========       ========      ========
Net (loss) income available to common
   stockholders                                           $(42,139)        $2,679       $ 44,253       $ 33,301      $ 39,187
                                                         =========         ======       ========       ========      ========


                                                             1999           1998           1997           1996          1995
                                                            (1)(2)         (1)(2)         (1)(2)           (3)
                                                            ------        -------        -------         ------         ------
                                                                (in thousands, except per share data and ratios)

Ratio of earnings to fixed charges(5)                           --           1.09           6.59           7.15          7.90
Ratio of earnings to combined fixed charges                     --
   and preferred dividends(5)                                                1.09           6.59           7.15          7.04
Basic earnings per common share:
   (Loss) income before cumulative effect of
   accounting change and extraordinary item               $ (3.58)       $   0.26        $  3.41        $  3.73       $  4.81
   Cumulative effect of accounting change                   (0.06)             --             --             --            --
   Extraordinary loss                                           --           0.06           0.20             --            --
                                                          --------       --------        -------        -------       -------
   Net (loss) income                                      $ (3.64)        $  0.20        $  3.21        $  3.73       $  4.81
                                                          ========        =======        =======        =======       =======
   Average common shares outstanding(3)(4)                  11,568         13,339         13,776          8,922         8,150
                                                            ======         ======       ========        =======       =======
Diluted earnings per common share:
   (Loss) income before cumulative effect of
   accounting change and extraordinary item               $ (3.58)        $  0.26        $  3.39        $  3.69       $  4.52
   Cumulative effect of accounting change                   (0.06)             --             --             --            --
   Extraordinary loss                                           --           0.06           0.20             --            --
                                                          --------       --------        -------        -------       -------
   Net (loss) income                                      $ (3.64)        $  0.20        $  3.19        $  3.69       $  4.52
                                                          ========        =======        =======        =======       =======
   Average common shares outstanding(3)                     11,568         13,452         13,893          9,020         8,812
                                                            ======         ======         ======        =======      ========

Cash dividends per common share                             $ 0.64        $  1.01        $  0.88        $  0.75       $  0.63

OTHER OPERATING DATA:
GAAP loss ratio(6)                                          123.9%          62.6%          13.7%          25.5%         35.7%
GAAP underwriting expense ratio(6)                           43.0%          40.9%          34.8%          26.2%         18.6%
                                                           -------        -------        -------          -----         -----
GAAP combined ratio(6)                                      166.9%         103.5%          48.5%          51.7%         54.3%
                                                            ======         ======        =======          =====         =====



                                                                                    As of December 31,
                                                          -----------------------------------------------------------------
                                                            1999           1998           1997           1996          1995
                                                          --------       --------       --------       --------      ------
BALANCE SHEET DATA:                                             (in thousands, except per share data and ratios)

Cash and investments                                      $524,303       $490,594       $527,738       $467,078      $269,089
Total assets                                               780,180        632,691        608,172        543,324       396,084
Losses and loss expenses                                   261,551        102,592         57,189         70,977        72,719
Minority interest in consolidated subsidiary                99,521         99,517         99,513             --            --
Debt payable                                                75,000         50,000         21,414         64,725        67,775
Total stockholders' equity                                 263,279        334,376        386,688        357,678       211,162
Book value per common share                                $ 22.54       $  27.13       $  28.10       $  25.63      $  24.15
Statutory capital and surplus of
   PXRE Reinsurance                                       $399,007       $447,229       $451,321       $400,133      $250,231
Statutory capital and surplus of PXRE Bermuda(1)           $25,200             --             --             --            --


-------------------
(1) PXRE Group Ltd. was incorporated on June 1, 1999 as a Bermuda holding company and a wholly owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda. On October 5, 1999, PXRE Corporation, a publicly held Delaware holding company ("PXRE Delaware") completed a reorganization pursuant to which the Company became the ultimate parent holding company of PXRE Delaware. PXRE Delaware and its subsidiaries provide property and casualty reinsurance and insurance products to a national and international market place. In connection with the reorganization, the Company repurchased for $1.00 per share 100% of the common shares owned by PXRE Purpose Trust and each outstanding share of PXRE Delaware common stock (other than shares held by PXRE Delaware and its subsidiaries) was converted into one common share of the Company. After the consummation of the reorganization the Company commenced carrying on the holding company functions previously conducted by PXRE Delaware.

(2) In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998 amounted to a loss of approximately $140,000. This loss was charged to retained earnings during the year in order to report only twelve months operating results. The U.K. operations of PXRE Limited and PXRE Managing Agency are included in the consolidated results on a one quarter lag basis from 1997 through the third quarter of 1999.

(3) On December 11, 1996, PXRE merged with TREX. The Merger has been accounted for as a purchase. Accordingly, TREX has been included in PXRE's consolidated results of operations from the date of acquisition, which resulted in incremental earnings of $1,253,000 in 1996. For 1994 and 1995 and for the period from January 1, 1996 until December 11, 1996, PXRE recorded equity in net earnings of TREX. Diluted average shares outstanding reflects the 5,680,256 weighted shares issued to holders of TREX common shares in connection with the Merger. Included in management fee was $2,512,000, $3,526,000 and $3,364,000 in 1996,
         1995 and 1994, respectively, earned from TREX prior to the Merger. If the Merger had taken place at the beginning of 1996 and 1995, consolidated revenues would have been $153,410,000 and $193,972,000 for 1996 and 1995, respectively. Consolidated pro forma net income and diluted net income per share would have been $49,161,000 and $3.42 in 1996 and $60,755,000 and $4.19 in 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results might have been if the Merger had been effected prior to December 11, 1996.

(4) During 1995, all of PXRE's outstanding shares of Series A Cumulative Convertible Preferred Stock were converted into shares of PXRE's common stock.

(5) The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest and (ii) fixed charges consist of interest on indebtedness and that portion of rentals which is deemed by PXRE's management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $55,288,000 for the year ended December 31, 1999. The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $55,288,000 for the year ended December 31, 1999.

(6) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of PXRE prepared in accordance with U.S. GAAP.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         PXRE Group Ltd. ("PXRE" or the "Company") - with operations principally in Bermuda, Barbados, the United States, the United Kingdom and Europe - provides reinsurance products and services to a worldwide market place. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks and it offers both brokerbased and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. The Company's shares trade on the New York Stock Exchange under the symbol PXT. On October 5, 1999 PXRE Corporation, a Delaware holding company ("PXRE Delaware") completed a reorganization that resulted in the formation of the Company which became the ultimate parent holding company of PXRE Delaware. Holders of PXRE Delaware common stock automatically became holders of the same number of PXRE common shares. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), and operations in Barbados through PXRE (Barbados) Ltd ("PXRE Barbados").

         The Company conducts its business primarily through its principal operating subsidiaries, PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Bermuda, PXRE Barbados, PXRE Managing Agency Limited ("PXRE Managing Agency"), PXRE Limited, the sole member of PG Butler Syndicate 1224 ("PXRE Lloyd's Syndicate"), and Transnational Insurance Company ("Transnational Insurance"). The term "PXRE" as used herein, refers to one or more of PXRE Delaware, PXRE Reinsurance, PXRE Solutions, PXRE Bermuda, PXRE Barbados, PXRE Managing Agency, PXRE Lloyd's Syndicate and Transnational Insurance in discussions of these entities' businesses and refers to PXRE Group Ltd. in all other circumstances.

         The property and casualty reinsurance industry has been experiencing an extended period of soft market conditions characterized by inadequate pricing. The industry is also consolidating through mergers and other acquisitions. PXRE competes with numerous companies, many of which have substantially greater financial, marketing and management resources.

         Since its formation more than a decade ago, PXRE has specialized in property reinsurance, including a strong focus on catastrophe-type products. Coverage terms for these products have deteriorated in recent years, and PXRE has reduced commitments on marginally priced business.

         Meanwhile, PXRE has adopted an ambitious diversification strategy involving:

      -  the establishment of a direct presence in the Lloyd's market;

      - the addition of a reinsurance platform offering primarily casualty products directly to customers;

      - the enhancement of its international broker market reinsurance platform to include additional lines of business including casualty risks;

      -  the start-up of an excess and surplus lines insurance company;

      - an acceleration of business offerings to one of its managed business participants;

      -  the formation of a finite reinsurance unit; and

      -  the establishment of a direct presence in the Bermuda market.

         At December 31, 1999, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business with Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1998 and 1999 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in previous years.

CERTAIN RISKS AND UNCERTAINTIES

         As a reinsurer of property catastrophe-type coverages in the worldwide market place, PXRE's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions. While PXRE may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on PXRE's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

         In addition, the potential for uncertainty for recent underwriting years is greater than in past years because of the increased casualty exposures assumed by PXRE. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given its recent expansion of casualty business, PXRE does not have an established historical loss pattern that can be used to establish casualty loss liabilities. PXRE must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating its liabilities.

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

         PXRE's invested assets consist primarily of fixed maturities and limited partnerships, but also include equities, real estate investment trusts ("REITS") and short-term investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Additionally, the estimated fair value of PXRE's investments does not necessarily represent the amount which could be realized upon future sale particularly if PXRE were required to liquidate a substantial portion of its portfolio to fund catastrophic losses. PXRE's investment guidelines stress conservation of principal, diversification of risk and liquidity.

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

         PXRE and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not require them to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that PXRE Group or a non-U.S. subsidiary is engaged in a trade or business in the United States. The company understands that certain U.S.-based insurance companies are advocating an amendment to the U.S. Internal Revenue Code which would impose federal income tax on a domestic insurer which is controlled by a foreign reinsurer on the deemed investment income on its reserves on U.S. risks ceded to one or more foreign reinsurers. At this point, the Company is unable to predict whether this legislative effort will be successful, what form any such legislation may ultimately take and what impact any such legislation would have on the Company. If PXRE Group or any of its non-U.S. subsidiaries were subject to U.S. income tax, PXRE Group's shareholders' equity and earnings could be materially adversely affected.

COMPARISON OF 1999 WITH 1998

                                                        Year Ended December 31,
                                                                           Increase
                                               1999            1998       (Decrease)
                                               ----            ----       ----------
                                                      (000's)                 %
Gross premiums written                        $221,349       $136,215         62.5

Ceded premiums:
  Managed business participants                 42,549         21,542         97.5
  Catastrophe coverage and other
     reinsurance                                39,955         25,979         53.8
                                              --------       --------
     Total reinsurance premiums ceded           82,504         47,521         73.6
                                              --------       --------
Net premiums written                          $138,845       $ 88,694         56.5
                                              ========       ========


         Gross premiums written for 1999 increased 62.5% to $221,349,000 from $136,215,000 for 1998. Net premiums written for the year ended December 31, 1999 increased 56.5% to $138,845,000 from $88,694,000 for 1998. Net premiums earned for the year ended December 31, 1999 increased 39.1% to $128,503,000 from $92,386,000 in 1998. Gross written, net written and net earned premiums for 1999 increased from prior year levels reflecting new business written through PXRE's diversification program and approximately $7,548,000 of additional reinstatement premiums generated by 1999 loss activity.

         Premiums ceded by PXRE to its managed business participants increased 97.5% to $42,549,000 for 1999 compared with $21,542,000 for 1998. The increase in premiums ceded to these programs was due primarily to the increase in gross premiums written, including reinstatement premiums on 1999 catastrophe losses, and to fronting certain businesses on behalf of other reinsurers.

         In 1999, catastrophe coverage and other reinsurance ceded premiums written increased due to PXRE fronting certain business on behalf of other reinsurers, to additional coverage associated with new operations and to opportunistic purchases of catastrophe retrocessional protection. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller, more frequent loss occurrences.

         The following tables summarize the 1999 and 1998 net written and earned premium by PXRE's business segments:

Net Premiums Written
 (000's except %'s)
                                                1999         1999         1998          1998
                                                ----         ----         ----          ----
                                               Amount          %          Amount          %
                                               ------         ---         ------         ---
Catastrophe and Risk Excess
  North American                             $ 26,704                  $  12,795
  International                                63,957                     58,595
  Excess of loss cessions                     (18,883)                    (3,938)
                                             --------                  ---------
    Subtotal                                   71,778        52%          67,452         76%
                                             --------                  ---------
Casualty
  North American                               13,148                        650
  International                                12,851                      4,433
                                             --------                  ---------
                                               25,999        19%           5,083          6%
                                             --------                  ---------
Structured/Finite Business
  North American                                    0                          0
  International                                     0                          0
                                             --------                  ---------
                                                    0         0%               0          0%
                                             --------                  ---------
Other Lines
  North American                               12,073                      2,054
  International                                28,995                     14,105
                                             --------                  ---------
                                               41,068        29%          16,159         18%
                                             --------                  ---------
Total                                        $138,845       100%       $  88,694        100%
                                             ========       ====       =========        ====

Net Premiums Earned
(000's except %'s)                             1999         1999          1998          1998
                                               ----         ----          ----          ----
                                               Amount         %           Amount          %
                                               ------        ---          ------         ---
Catastrophe- and Risk Excess
  North American                             $   26,155                 $   13,561
  International                                  61,241                     63,830
  Excess of loss cessions                       (14,958)                    (2,869)
                                             ----------                 -----------
    Subtotal                                     72,438         56%         74,522           81%
                                             ----------                 -----------
Casualty
  North American                                 11,593                       (152)
  International                                   9,794                      2,207
                                             ----------                 ----------
                                                 21,387         17%          2,055            2%
                                             ----------                 ----------
Structured /Finite Business
  North American                                      0                          0
  International                                       0                          0
                                             ----------                 ----------
                                                      0          0%              0            0%
                                             ----------                 ----------
Other Lines
  North American                                 11,296                      3,234
  International                                  23,383                     12,575
                                             ----------                 ----------
                                                 34,679         27%         15,809           17%
                                             ----------         ---     ----------          ----
Total                                        $  128,504        100%     $   92,386          100%
                                             ==========        ====     ==========          ====

         Management fee income from all sources for the year ended December 31, 1999 increased 65.3% to $3,590,000 from $2,172,000 for 1998, reflecting higher ceded premiums written, including higher management fee income earned from Select Re, offset in part by reduced profit commission from 1999 catastrophe losses.

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of U.S. SAP and net premiums earned for purposes of U.S. GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a U.S. GAAP basis.

         The loss ratio was 123.9% for 1999 compared with 62.6% for 1998 largely due to fifteen catastrophe events in 1999, primarily in the fourth quarter when $59,635,000 of the $79,465,000 in net catastrophe losses for 1999 occurred. The loss ratio for 1999 reflected incurred catastrophe losses of $170,477,000 gross and $92,687,000 net. In comparison, the loss ratio for 1998 reflected incurred catastrophe losses of $55,564,000 gross and $29,437,000 net largely due to Hurricane Georges and two aerospace catastrophes.

         Significant catastrophe and risk losses affecting the year ended December 31, 1999 loss ratio are as follows:

                                                            Amount of Losses
                                                            ----------------
Loss Event                                              Gross                Net
----------                                              -----                ---
                                                             (in thousands)
French Storm Martin                                   $31,300               $24,000
French Storm Lothar                                    51,900                20,600
Hurricane Floyd                                        20,900                13,700
Danish Storms                                          14,800                11,400
Hurricane Lenny                                         4,300                 3,300
Hurricane Bart                                          5,800                 2,500
Three Risk Losses                                      11,300                 3,500

         Significant catastrophe and satellite losses affecting the year ended December 31, 1998 loss ratio are as follows:

                                                            Amount of Losses
                                                             ----------------
Loss Event                                               Gross                Net
----------                                               -----                ---
                                                              (in thousands)
Hurricane Georges                                     $49,106              $ 25,753
Hailstorms                                              4,521                 3,597
Swissair and Delta 3 Satellites                         4,087                 3,399

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $442,000 for 1999 compared to a loss of $675,000 for 1998.

         During 1999, PXRE experienced adverse development of $19,781,000 net for prior-year loss and loss expenses primarily related to $8,400,000 of Hurricane Georges, $1,400,000 of Hurricane Mitch and other 1998 events, including $3,381,000 in PXRE Lloyd's Syndicate, primarily due to accident and health and facultative reserve strengthening. During 1998, PXRE experienced savings of $532,000 net for prior-year loss and loss expenses primarily related to the triggering of a retrocessional recovery on a 1994 aviation loss offset in part by adverse development due to the 1997 German, Polish and Czech floods.

         The underwriting expense ratio was 43.0% for 1999 compared with 40.9% for 1998. The increase in underwriting expense ratio was substantially due to an increase in salary and benefits incurred in building the diversified business.

         As a result of the above, the combined ratio was 166.9% for 1999 compared with 103.5% for 1998. The increase in PXRE's GAAP combined ratio was primarily caused by the catastrophe activity previously discussed.

         The following table summarizes the 1999 and 1998 underwriting profit and loss by segment:

Underwriting
(000's except %'s)
                                                    1999           1999               1998              1998
                                                    ----           ----               ----              ----
                                                   Amount            %               Amount              %
                                                   ------          ----              ------             ----
Catastrophe and Risk Excess
  North American                                   $(31,591)                       $   6,970
  International                                     (32,039)                           7,081
  Excess of loss cessions                            15,476                            8,372
                                                   ---------                         -------
    Subtotal                                        (48,154)         87%              22,423            141%
                                                   ---------                         -------
Casualty
  North American                                       (279)                            (409)
  International                                        (242)          1%                  87
                                                   ---------                         -------
                                                       (521)                            (322)            (2%)
                                                   ---------                         -------
Structured/Finite Business
  North American                                          0                                0
  International                                         411                                0
                                                   ---------                         -------
                                                        411          (1%)                  0             (0%)
                                                   ---------                         -------
Other Lines
  North American                                       (715)                          (1,442)
  International                                      (6,166)                          (4,794)
                                                   ---------                         -------
                                                     (6,881)         13%              (6,236)           (39%)
                                                   ---------         ---             -------            ----
Total                                              $(55,145)        100%           $  15,865            100%
                                                   =========        ====           ==========           ====


         Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses incurred or management fees on weather contracts.

         The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE. Over the periods indicated pricing and other coverage terms deteriorated and in response PXRE moved to layers of risk less affected by competitive pressure; or reduced commitments. Notwithstanding these moves, in 1999 this portfolio produced an underwriting loss as a result of major events.

         Other operating expenses increased to $30,052,000 for the year ended December 31, 1999 from $19,313,000 in 1998, as a result of the costs incurred to implement PXRE's planned diversification including an increase in salary and related benefit costs of $6,329,000 and data processing costs of $1,462,000. Included in other operating expenses were foreign currency exchange losses of $836,000 for 1999 compared to gains of $204,000 for the corresponding period of 1998. In addition, PXRE incurred charges of approximately $1,087,000 after-tax in connection with the redomestication as well as tax charges discussed below. Also in 1999, PXRE incurred $695,000 in after-tax expenses associated with a change in accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, for organizational and start-up costs capitalized in prior years.

         During 1999, interest expense increased to $3,915,000 as compared to $1,395,000 in 1998. The increase in interest expense relates to a drawdown of $50,000,000 under a credit facility at a fixed rate of 6.34% on December 30, 1998, and a drawdown of the remaining $25,000,000 of this facility in the fourth quarter of 1999, at a variable annual rate of 7.12%. See "Liquidity and Capital Resources". Interest in 1998 reflected $21,400,000 of PXRE's 9.75% Senior Debt which was retired in August 1998. In addition, during 1999
PXRE incurred minority interest expense amounting to $8,790,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm')

(as described below under "Liquidity and Capital Resources") compared to $8,928,000 in 1998.

         Net investment income for the year ended December 31, 1999 increased, 140.5% to $47,173,000 from $19,612,000 for 1998. The increase in net investment income was caused primarily by strong limited partnership investment returns amounting to $25,700,000 (which are carried on the equity method). PXRE's pre-tax investment yield was 10.4% for 1999 compared with 4.3% for 1998, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for 1999 were $3,766,000, reflecting losses from trading of weather contracts compared to losses of $3,862,000 for 1998 from volatile emerging market bonds offset, in part, by net gains from sale of other securities.

         The net effects of foreign currency exchange fluctuations were losses of $394,000 in 1999, as compared to losses of $471,000 for 1998.

         In 1999, PXRE changed the reporting period for its UK operations from a fiscal year ending September 30, to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998, amounted to a loss of approximately $140,000. This loss was charged to retained earnings during the year in order to report only 12 months of operating results. The increase in losses in the fourth quarter of 1999 amounted to $3,517,000, primarily related to the European storms.

         The tax benefit includes a one-time income tax charge in connection with the Bermuda redomestication of approximately $1.8 million related to the cancellation of shares of PXRE Delaware held by its subsidiary. In addition, PXRE incurred a tax charge of $2,314,000 upon payment of a dividend by PXRE Delaware in connection with the redomestication.

         For the reasons discussed above, the net loss was $42,139,000 for 1999 compared to net income of $2,679,000 for 1998. The diluted loss per common share before cumulative effect of accounting change and extraordinary loss was $3.58 for 1999 compared to net income of $0.26 for the prior year. The diluted net loss per common share was $3.64 for 1999 compared to net income of $0.20 for 1998 based on diluted average shares outstanding of approximately 11,568,000 in 1999 and 13,452,000 in 1998.

COMPARISON OF 1998 AND 1997

                                                             Year Ended December 31,

                                                                                Increase
                                                    1998            1997       (Decrease)
                                                    ----            ----       ----------
                                                            (000's)                 %
                                                            ------                 ---
Gross premiums written                             $136,215       $126,232          7.9

Ceded premiums:
  Managed business participants                      21,542         16,534         30.3
  Catastrophe coverage                               25,979          9,643        169.4
                                                  ---------      ---------       ------
     Total reinsurance premiums ceded                47,521         26,177         81.5
                                                  ---------      ---------      -------
Net premiums written                               $ 88,694       $100,055        (11.4)
                                                   ========       ========        ======


         Gross premiums written for 1998 increased 7.9% to $136,215,000 from $126,232,000 for 1997. Net premiums written for the year ended December 31, 1998 decreased 11.4% to $88,694,000 from $100,055,000 as PXRE increased the purchase of reinsurance and retrocessional coverage in 1998. Net premiums earned for the year ended December 31, 1998, increased 1.1% to $92,386,000 from $91,415,000 in 1997. The contribution of PXRE Lloyd's Syndicate operation, which commenced in the first quarter of 1997, together with PXRE's new business initiatives commenced in 1998, more than offset the continued impact of an intensely competitive market on PXRE's other business lines and helped PXRE increase its premium volume during the fourth quarter of 1998. New business expansion in 1998 included an international treaty underwriting team, excess and surplus lines written by Transnational Insurance, new international facultative business, and PXRE's new direct writing team.

         Premiums ceded by PXRE to its managed business participants increased 30.3% to $21,542,000 for 1998 compared with $16,534,000 for 1997. The increase in premiums ceded to these programs was due primarily to an increased cession rate to Select Re and cessions from new operations offset in part by the effect of declines in gross premiums written in PXRE's traditional operations.

         In 1998, opportunistic purchases of catastrophe retrocessional protection and additional coverage associated with new operations increased catastrophe written premiums ceded.

         Management fee income from all sources for the year ended December 31, 1998 decreased 27.7% to $2,172,000 from $3,006,000 for 1997, reflecting a reduced profit commission primarily associated with Hurricane Georges and the two aerospace catastrophes discussed below and a higher combined ratio on the change in business mix reflected in the higher ceded premiums written, offset, in part, by an increase in management fee income earned from Select Re.

         The loss ratio was 62.6% for 1998 compared with 13.7% for 1997 largely due to Hurricane Georges, two aerospace catastrophes and the higher average loss ratio from the PXRE Lloyd's Syndicate operation, the new excess and surplus lines business and new international operations. The loss ratio for 1998 reflected incurred catastrophe losses of $55,564,000 gross and $29,437,000 net for 1998 and prior accident years. In comparison, the loss ratio for 1997 reflected a re-estimation, which reduced catastrophe losses by $1,457,000 gross and $964,000 net for 1997 and prior accident years, after taking into account, among other things, the German, Polish and Czech flood losses referred to below.

         Significant catastrophe and satellite losses affecting the year ended December 31, 1998 loss ratio are as follows:

                                                                     Amount of Losses
                                                                     ----------------
Loss Event                                                     Gross                  Net
                                                               -----                  ---
                                                                      (in thousands)
Hurricane Georges                                      $49,106                    $25,753
Hailstorms                                               4,521                      3,597
Swissair and Delta 3 Satellites                          4,087                      3,399


         Significant catastrophe and risk losses affecting the year ended December 31, 1997 loss ratio are as follows:

                                                              Amount of Losses
                                                              -----------------
Loss Event                                              Gross                  Net
                                                        -----                  ----
                                                                (in thousands)
German, Polish and Czech Floods                         $1,739                $1,457



        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $675,000 for 1998 compared to a gain of $627,000 for 1997.

         During 1998, PXRE experienced savings of $532,000 net for prior-year loss and loss expenses primarily related to the triggering of a retrocessional recovery on a 1994 aviation loss offset in part by adverse development due to the 1997 German, Polish and Czech floods. The loss ratio for 1997 was favorably affected by decreases to reserves of $3,917,000 net for prior-year loss and loss expenses primarily related to the Eurotunnel fire and Hurricane Fran where redundant reserves were recognized in 1997 of approximately $1,644,000 and $1,440,000 respectively. In addition, included in the savings of $3,917,000 were prior-year losses originally thought to have triggered market loss coverage thresholds which proved to be redundant by approximately $1,800,000, offset in part by development on prior year facultative losses.

         The underwriting expense ratio was 40.9% for 1998 compared with 34.8% for 1997. The increase in underwriting expense ratio was substantially due to higher acquisition expenses and contingent commissions on certain business. In addition, PXRE's diversification strategy announced in the second quarter of 1998, involving the addition of direct writing and international teams, and PXRE's strengthening of its Lloyd's and Brussels' units contributed a significant portion of the $3,597,000 of additional overhead expenses in 1998 in addition to expenses associated with the first year of underwriting operations for Transnational Insurance.

         As a result of the above, the combined ratio was 103.5% for 1998 compared with 48.5% for 1997.

         Other operating expenses increased to $19,313,000 for the year ended December 31, 1998 from $15,716,000 in 1997. The increase was mainly due to salary and benefits expenses associated with new operations. Included in other operating expenses were foreign currency exchange gains of $204,000 for 1998 compared to losses of $1,221,000 for the corresponding period of 1997.

         During 1998, interest expense decreased to $1,395,000 as compared to $3,325,000 in 1997 due to the effect of repurchases of PXRE's 9.75% Senior Notes in open market purchases and the redemption of the remaining Senior Notes on August 15, 1998 (see "Liquidity and Capital Resources"). In addition, during 1998 PXRE incurred minority interest expense amounting to $8,928,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') (as described below under "Liquidity and Capital Resources") compared to $8,184,000 in 1997. The increase in 1998 reflects the fact that the obligation was only outstanding during a portion of 1997.

         In 1998, PXRE recorded an extraordinary loss of $843,000, net of tax, in connection with the redemption of $20.4 million of PXRE's 9.75% Senior Notes and the associated write-off of the pro rata share of the unamortized debt issuance costs.

         Net investment income for the year ended December 31, 1998 decreased 37.1% to $19,612,000 from $31,191,000 for 1997. The decrease in net investment income was largely due to the substantial turmoil witnessed in global securities markets during the third and fourth quarters of 1998 and the resulting decline in value of certain of PXRE's limited partnership investments. PXRE's pre-tax investment yield was 4.3% for 1998 compared with 6.3% for 1997, both calculated using amortized cost and investment income before investment expenses. The decline in yield was primarily due to returns on the limited partnership investments. Net realized investment losses for 1998 were $3,862,000 compared to gains of $2,467,000 for 1997, which included trading in investment products having characteristics similar to the types of reinsurance PXRE traditionally assumes. In 1998, PXRE recorded the markdown of a Russian bond that was in technical default. This loss was recorded as realized which resulted in a pre-tax loss of $6,600,000.

         The net effects of foreign currency exchange fluctuations were losses of $471,000 in 1998, as compared to losses of $594,000 for 1997.

         For the reasons discussed above, net income was $2,679,000 for 1998 compared to net income of $44,253,000 for 1997. Diluted income per common share before extraordinary loss was $0.26 for 1998 compared to $3.39 for the prior year. Diluted net income per common share was $0.20 for 1998 compared to $3.19 for 1997 based on diluted average shares outstanding of approximately 13,452,000 in 1998 and 13,893,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries, including PXRE Reinsurance, Transnational Insurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2000, without regulatory approval, is $39,901,000. Transnational Insurance may not declare or pay any dividend to PXRE Reinsurance in 2000 without regulatory approval. During 1999, $35,525,695 in dividends was paid by PXRE Reinsurance, including extraordinary dividends and $10,000,000 was paid by Transnational Insurance to PXRE Reinsurance, including extraordinary dividends. In both cases authorization was obtained from the Insurance Department of the State of Connecticut. Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, any dividend paid cannot be in an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business.

         Dividends and other permitted payments from PXRE Delaware to PXRE Barbados are expected to be subject to U.S. withholding taxes at the rate of 5% (reduced from 30% under the tax convention between the United States and Barbados) and a 2 1/2 % Barbados corporate income tax.

         In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance (or Transnational Insurance) or the approval of the Bermuda Minister of Finance prior to the payment of additional dividends by PXRE Bermuda. If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50,000,000, and in October 1999, the remaining $25,000,000 was borrowed.

         The terms of the Credit Agreement have been amended three times pursuant to a First Amendment and Waiver to Credit Agreement, dated May 18, 1999, and a second Amendment and Waiver to Credit Agreement, dated June 25, 1999 and the First Amended and Restated Credit Agreement dated August 31, 1999. The First Amendment increased the applicable margin percentage for LIBOR loans under the Credit Agreement by 1/8% and changed the governing law from North Carolina to New York law. The Second Amendment modified various covenants related to the investments that PXRE and its subsidiaries are permitted to make under the Credit Agreement. The First Amended and Restated Credit Agreement was undertaken to address the Bermuda redomestication and to provide for PXRE Group Ltd. and PXRE (Barbados) Ltd. as guarantors of the loan obligation.

         As amended, loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (1.00% as of December 31, 1999) over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest of 6.34%. The remaining $25,000,000, was borrowed at a variable annual rate of 7.12%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and,
unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments

(other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business (h) to enter into or remain a party to certain ceded reinsurance agreements or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE Group Ltd. is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at December 31, 1999, there was no default under the Credit Agreement.

         The Credit Agreement enumerates various Events of Default, including but not limited to, if: (1) any Person or group becomes the "beneficial owner" of securities of PXRE Group Ltd. representing 20% or more of the combined voting power of the then outstanding securities of PXRE Group Ltd. ordinarily having the right to vote in the election of directors; or (2) the Board of Directors of PXRE Group Ltd. ceases to consist of a majority of the individuals who constituted the Board as of the date of the Credit Agreement or who subsequently become members after having been nominated, or otherwise approved in writing, by at least a majority of individuals who constituted the Board as of the date of the Credit Agreement (or their approved replacements). A copy of the First Amended and Restated Credit Agreement dated August 31, 1999 is filed as Exhibit
4.5 and is incorporated herein by reference.

         On January 29, 1997, PXRE Capital Trust I, ("PXRE Capital Trust") a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware issued $100,000,000 principal amount of its 8.85% TRUPS'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the twelve months ended December 31, 1999 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $8,790,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

         PXRE Delaware has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption and the purchase of outstanding indebtedness and common stock of PXRE Delaware.

         PXRE Delaware files U.S. income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation (collectively, the "Subsidiaries"). PXRE Delaware is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each U.S. Subsidiary makes tax payments to PXRE Delaware in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE Delaware is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a U.S. Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency to PXRE Delaware (or will be entitled to receive a credit if payments exceed the separate return tax liability) of the Subsidiary.

         The primary sources of liquidity for PXRE's principal operating subsidiaries are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances and in the case of PXRE Reinsurance, dividends from Transnational Insurance. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

         Net cash flow provided by operations was $17,512,000 in 1999 compared with $4,955,000 during 1998, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by Mariner Investment Group, Inc. ("Mariner") the sole shareholder of which is the Chairman of the Board and a founding shareholder of Select Re. PXRE's invested assets consist primarily of fixed maturities and limited partnerships, but also include equities, REITS and short term investments. PXRE investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at December 31, 1999, 72.9% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in various mutual funds, limited partnerships and equity securities.
The limited partnerships primarily include a fund of funds investing in a multiple number of hedge strategies. The investment policies of PXRE are approved by its Board of Directors.

         Of PXRE's fixed maturities portfolio at December 31, 1999, 89.0% of the fair value was in obligations rated "A2" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 28.9% of fixed maturities based on fair value at December 31, 1999. At December 31, 1999, PXRE had no investments in real estate or commercial mortgage loans; however, PXRE has invested in common and preferred shares of publicly traded REITS. The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 1999 and 1998, was 6.6% and 5.9%, respectively.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. PXRE recorded directly to stockholders' equity a $6,752,000 after-tax unrealized loss in the value of its investment portfolio at December 31,1999 primarily due to an increase in interest rates.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and investments in limited partnerships which invest primarily in marketable fixed income securities, were $50,004,000 at December 31, 1999 compared to $58,862,000 at December 31, 1998.
Limited partnership assets amounting to $113,476,000 at December 31, 1999, were accounted for under the equity method. The amount of equity income included in short-term investments and limited partnership assets as of December 31, 1999 amounted to $25,740,000.

         Dividends declared in 1999 were $7,629,925 compared to $13,585,333 in 1998, as a result of the decrease in the per share quarterly dividend from $.26 to $.06 in the third quarter of 1999 in anticipation of the Bermuda redomestication as well as share repurchases in 1999. The expected annual dividend based on shares outstanding at December 31, 1999 is approximately $2,803,000.

         Book value per common share was $22.54 at December 31, 1999.

         During 1999, PXRE acquired 884,700 shares of common stock under its stock repurchase program. In December 1999, PXRE announced a new stock repurchase program of up to 1,000,000 shares. PXRE had approximately 11,680,000 common shares outstanding as of December 31, 1999.

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

         In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,587,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds of approximately $17,835,000. All invested assets of PXRE Lloyd's Syndicate amounting to $11,253,000 at December 31, 1999 are restricted from being paid as a dividend for at least three years. In addition, PXRE Reinsurance has provided a 'L'5,000,000 ($8,091,000 at December 31, 1999 exchange rates) line of credit to PXRE Managing Agency for liquidity purposes of which $7,111,000 had been drawn.

         In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophe events or meteorological conditions.

         All amounts classified as reinsurance recoverable at December 31, 1999 are considered by management of PXRE to be collectible in all material respects.

MARKET RISK

         PXRE is exposed to market risks that are principally interest rate and equity price risks. The potential for losses from changes in interest rates with respect to its investments, borrowings, and a related interest rate swap exists. PXRE is exposed to potential losses from changes in equity prices with respect to its investments. However, PXRE believes its exposure to foreign exchange risk and exposures to other market risks represented by weather contracts, are not currently material. PXRE has no open weather contracts as of December 31, 1999.

         PXRE risk management strategy is to accept certain levels of market risks, principally through its investment activities, in order to offset its insurance exposures that may be considered actuarial rather than financial. The objectives of PXRE's investment activities are to generate the required return from selected market sectors and limit its exposures to market risks that may prevent PXRE from servicing its insurance obligations. PXRE's Board of Directors approves investment guidelines and the selection of external investment advisers who manage PXRE's portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisers through written reports that are reviewed and approved by the Board of Directors. Management also manages diversification strategies across the portfolios in order to limit PXRE's potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, the Board of Directors, rating agencies, regulators, and to shareholders.

         The investment portfolio of PXRE is summarized in the Notes to the Financial Statements, Item 7, Management's Discussion and Analysis and Item 1, Business.

INTEREST RATE RISK

         PXRE's principal fixed maturity market risk exposure is to changes in U.S. interest rates. Changes in interest rates may affect the fair value of PXRE's fixed-income portfolio, borrowings (Bank Debt and Trust Preferred) and a related interest rate swap. PXRE's holdings subject it to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate, credit and prepayment risk. All investment positions are long with no 'short' or derivative positions.

         PXRE's investments in emerging market debt securities are subject to interest rate risk which is included in the analysis below. During 1999, PXRE substantially reduced its investment in emerging market debt securities to less than 4% of the fixed maturity portfolio. Therefore, the level of credit exposure associated with these securities has been substantially reduced.

         PXRE believes that reinsurance receivables and payables do not expose it to significant interest rate risk and are excluded from the analysis below.

         In order to measure PXRE's exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value. The fair value of the fixed income portfolio, borrowings and related interest rate swap at year-end was re-measured from the fair values reported in the financial statements assuming a 10% increase in interest rates. The potential loss in fair value due to interest rate exposure was estimated at $3 million at December 31, 1999 and $1 million at December 31, 1998.

         The estimated potential loss is net of prepayment risk associated with the mortgage-related securities. The mortgage sector is a minor portion of the portfolio at year-end. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk. The interest rate risk related to the investments of PXRE Lloyd's Syndicate is diminimus. The average maturity of these investments is under one year.

CREDIT RISK

         PXRE's exposure to potential loss due to changes in credit spreads was simulated through a sensitivity analysis assuming an increase in credit spreads of 200 basis points with respect to the emerging market securities holdings.

The estimated potential loss in fair value due to changes in credit spreads was estimated at $5 million at December 31, 1998. This analysis excluded the impact of changes in credit spreads on other portfolio sectors and borrowings that may be offsetting. PXRE has significantly reduced its investments in emerging market securities in 1999. Therefore the credit risk related to the investment is diminimus at December 31, 1999.

FOREIGN EXCHANGE RISK

         PXRE's exposure to foreign exchange risk from its foreign denominated securities is not material. Only a small portion of PXRE's investment portfolio is denominated in currencies other than U.S. dollars. Additionally the carrying value of certain receivables and payables denominated in foreign currencies are carried at fair value. For these reasons, these items have been excluded from the market risk disclosure.

EQUITY PRICE RISK

         PXRE is exposed to equity price risk in the form of a limited number of equity investments, including holdings in the common stock of U.S. REIT's. Based on a 10% decrease in equity prices the potential loss in fair value is estimated to be $2.4 million and $4 million at December 31, 1999 and 1998, respectively. The decrease reflects the reduction in the size of the equity portfolio at December 31, 1999.

DIVERSIFICATION BENEFIT

         PXRE's risk management strategy includes investments that are expected to reflect offsetting changes in fair value in response to various changes in market risks. PXRE's exposure to interest risk in its fixed income portfolio is expected to be offset in part by the change in value of its REIT's. PXRE also invests in REIT's to limit the potential loss due to exposures to changes in interest rates; this loss limit is based on the expected minimum value of the real estate holdings of the trusts.

         PXRE also holds other investments that are excluded from this disclosure that are expected to provide positive returns under most market conditions representing adverse changes in interest rates and other market factors (See Note 3 of Notes to Consolidated Financial Statements).

         To compare the magnitude of changes in fair value due to interest rate changes with those of other risk factors in the investment portfolio, reference is made to Note 3 of Notes to Consolidated Financial Statements related to realized and unrealized gains and losses on investments.

INCOME TAXES

         PXRE recognized a tax benefit in 1999 and 1998 of $13,149,000, and $1,660,000, respectively, compared to tax expense in 1997 of $20,705,000. The tax benefit reported by PXRE for 1999 and 1998 is primarily attributable to underwriting losses, tax-exempt income and amortization of negative goodwill.

The tax benefit in 1999 was offset, in part, by non recurring charges including approximately $1.8 million in connection with the Bermuda redomestication related to the cancellation of shares of PXRE Delaware held by its subsidiary and by $2.3 million in connection with the redomestication related to dividends paid by PXRE Delaware. Tax expense in 1997 differed from the statutory rate principally due to the relative proportion of underwriting and taxable income versus tax exempt income and negative goodwill amortization. See Note 5 of Notes to Consolidated Financial Statements.

YEAR 2000 UPDATE

         PXRE's Year 2000 Readiness Project was successfully concluded prior to December 31, 1999. The Company did not experience any Y2K-related problems at year-end or thereafter.

         PXRE contacted and where appropriate re-contacted its material business partners to determine their Year 2000 date processing capabilities. To date none of these partners has reported or evidenced any date-related difficulty.

         PXRE continues to maintain disaster recovery procedures and the ability to re-deploy computer and staff to a remote hot site.

         PXRE continues to evaluate potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE requires that an exclusion be added to the reinsurance contract or that a letter of intent be received. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position, in common with others in the industry, that Year 2000 exposures in and of themselves are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by causing courts to reinterpret reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

         Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend", "believe", or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) the frequency and severity of catastrophic events; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of business (these changes include, but are not limited to, the intensity of price competition, the entry of new competitors, existing competitors exiting the market and competitors'development of new products);
(iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions and changes in the demand for excess and surplus lines insurance coverages; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (viii) decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (ix) market fluctuations in equity securities and securities underlying limited partnership investments; (x) foreign currency fluctuations resulting in exchange gains or losses; (xi) changes in the composition of PXRE's investment portfolio; (xii) changes in tax laws, tax treaties, tax rules and interpretations; and (xiii) changes in management's evaluation of the impact of the Year 2000 problem on its operations.

         In addition to the factors outlined above that are directly related to PXRE's business, PXRE is also subject to general business risks, including, but not limited to, adverse U.S. state and federal or non-U.S. legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as part of this Form 10-K:

                                                                          Page
PXRE Group Ltd.:

               Report of Independent Accountants                           F-1

               Consolidated Balance Sheets
                 at December 31, 1999 and 1998                             F-2

               Consolidated Statements of Operations and
                 Comprehensive Income for the years
                 ended December 31, 1999, 1998 and 1997                    F-3

               Consolidated Statements of
                 Stockholders' Equity for the years
                 ended December 31, 1999, 1998 and 1997                    F-4

               Consolidated Statements of Cash Flow
                 for the years ended December 31,
                 1999, 1998 and 1997                                       F-5

               Notes to Consolidated Financial
                 Statements                                                F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure hereunder is required as PXRE has not changed its accountants since December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1999 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1999 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is contained in PXRE's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of PXRE's 1999 fiscal year.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of this Form 10-K:

                 (1)   Financial Statements

                                                                                         Page
         PXRE Group Ltd.:

         Report of Independent Accountants                                                F-1

         Consolidated Balance Sheets at
           December 31, 1999 and 1998                                                     F-2

         Consolidated Statements of Operations and
           Comprehensive Income for the years
           ended December 31, 1999, 1998 and 1997                                         F-3

         Consolidated Statements of  Stockholders' Equity
           for the years ended December 31, 1999, 1998 and 1997                           F-4

         Consolidated Statements of Cash Flow for the years
           ended December 31, 1999, 1998 and 1997                                         F-5

         Notes to Consolidated Financial Statements                                       F-6

                  (2)      Financial Statements Schedules

         Schedule I - Summary of Investments
         (The information required by this Schedule is presented in the financial statements and the notes thereto included in this
         Form 10-K.)                                                     --

         Schedule II - Condensed Financial Information of Registrant                      F-31

         Schedule III - Supplementary Insurance Information                               F-32

         Schedule IV - Reinsurance
         (The information required by this Schedule is presented
         in the financial statements and the notes thereto included
         in this Form 10-K.)                                                               ---

         Schedule VI -- Supplemental Information Concerning
         Property/Casualty Insurance Operations                                           F-32

         Report of Independent Accountants on the Financial Statement
         Schedules and Consent of Independent Accountants                                 F-33

         All other financial statement schedules have been omitted as inapplicable.

             (3)      Exhibits

         3.1 Memorandum of Association and Bye-laws of PXRE Group Ltd. (Exhibits
3.1 and 3.2, respectively, to PXRE's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

             (4)      Instruments Defining the Rights of Security Holders.

         4.1 Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE (Exhibit 4.1 to PXRE's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

         4.2 Credit Agreement dated as of December 30, 1998 among PXRE Corporation, the banks and financial institutions listed on the signature pages thereto or that subsequently become parties thereto (collectively, the "Lenders") and First Union National Bank ("First Union") as agent for the Lenders (Exhibit 4.8 to PXRE Corporation's Form 8-K dated January 8, 1999 (File No. 0-15428), and incorporated herein by reference).

         4.3 First Amendment and Waiver to Credit Agreement dated as of May 18, 1999 among PXRE Corporation, the Lenders and First Union, Joinder Agreements dated May 18, 1999 by Fleet National Bank and Credit Lyonnais New York Branch, Assignments and Acceptances dated May 18, 1999 between First Union and Fleet National Bank and between First Union and The First National Bank of Chicago, respectively (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 0-15428), and incorporated herein by reference).

         4.4 Second Amendment and Waiver to Credit Agreement dated as of June 25, 1999 among PXRE Corporation, the Lenders and First Union, (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 0-15428), and incorporated herein by reference).

         4.5 First Amended and Restated Credit Agreement among PXRE Corporation, as borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as guarantors, the Lenders named therein and First Union as agent (Exhibit 4.5 to PXRE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-15259) and incorporated herein by reference).

         4.6 Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee (Exhibit 4.3 to PXRE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.7 First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.8 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.9 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No.0-15428), and incorporated herein by reference).

         4.10 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.11 Registration Rights Agreement, dated January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.12 Purchase Agreement among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, dated January 24, 1997 (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

               (10) Material Contracts. The material contracts of PXRE are as follows:

         10.1 PXRE Reinsurance Company Management Agreement among PXRE Reinsurance Company and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE Corporation's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); cover notes respecting January 1997 renewals by Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company ("Auto-Owners") (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); cover notes respecting January 1999 renewals by NRMA, Pennsylvania Lumbermens, Auto-Owners and The Andover Companies (a Merrimack company) (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference);
and cover note respecting participation commencing January 1, 1999 by the Kyoei Mutual Fire & Marine Insurance Company.

         10.2 Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Trenwick America Reinsurance Corporation ("Trenwick Group") (Exhibit
10.21 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); cover note respecting January 1999 renewal by Trenwick Group (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference).

         10.3 Undertaking dated September 1, 1998 between PXRE Reinsurance Company and Select Reinsurance Ltd., Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual Report on Form

10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference); letter dated November 1, 1999 regarding Undertaking extension; and endorsement regarding Select Reinsurance Ltd. participation for 2000.

         10.4 Tax Settlement Agreement dated June 21, 1991 between PXRE Corporation, PXRE Reinsurance Company and PM Holdings, Inc. (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).

         10.5 Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated February 25, 1987 and effective as of January 1, 1987 (Exhibit 10.10 to Amendment No. 1 dated February 19, 1987 to PXRE Corporation's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference); Amendment to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 2 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective as of November 1, 1989 (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference).

         10.6 Investment Management Agreement, effective January 29, 1997 between PXRE Corporation and Phoenix Investment Counsel, Inc. (Exhibit 10.29 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         10.7 Amended and Restated Investment Advisory Agreement between Transnational Reinsurance Company and Phoenix Investment Counsel, Inc., dated November 8, 1993 (Exhibit 10.4 to Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-22376) and incorporated herein by reference), as amended by the Amendment thereto, effective June 1, 1995 (Exhibit 10.11 to Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-22376) and incorporated herein by reference).

         10.8 Investment Management Agreement effective October 15, 1999 between PXRE Group Ltd. and Phoenix Investment Counsel, Inc.

         10.9 Investment Management Agreement effective October 15, 1999 between PXRE Reinsurance Ltd. and Phoenix Investment Counsel, Inc.

         10.10 Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc. dated October 1, 1999.

         10.11 Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns dated as of August 23, 1993 between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); Addendum No. 2 dated November 10, 1994 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference); and Addendum No. 3 dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal

Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         10.12 Employee Stock Purchase Plan, as amended (Appendix C to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference). (M)

         10.13 Executive Severance Plan (Exhibit 10.10 to PXRE's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451) and incorporated herein by reference). (M)

         10.14 1988 Stock Option Plan, as amended (Exhibit A to the first Prospectus forming part of PXRE's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521), and incorporated herein by reference). (M)

         10.15 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

         10.16 1992 Officer Incentive Plan, as amended (Appendix B to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders and incorporated herein by reference).(M)

         10.17 Director Stock Plan (Appendix D to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders and incorporated herein by reference).(M)

         10.18 Director Equity and Deferred Compensation Plan (Appendix E to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

         10.19 Non-Employee Director Deferred Stock Plan (Appendix A to PXRE Corporation's Proxy Statement dated April 12, 1991, and incorporated herein by reference).(M)

         10.20 Management Agreement dated as of November 8, 1993 among PXRE Reinsurance Company, Transnational Re Corporation and Transnational Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference), as amended by Amendment No. 1 thereto, dated December 1, 1994 (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

         10.21 Agreement and Plan of Merger dated as of August 22, 1996 between PXRE Corporation and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE Corporation's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

         10.22 Excess of Loss Reinsurance Agreement, effective as of January 1, 1998, between PXRE Reinsurance Company and Transnational Insurance Company.

--------
(M) INDICATES A MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT IN WHICH THE DIRECTORS AND/OR EXECUTIVE OFFICERS OF PXRE PARTICIPATE.

         10.23 Reinsurance Pooling Agreement, effective as of January 1, 1999, between PXRE Reinsurance Company and Transnational Insurance Company. (Exhibit
10.21 to PXRE's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

         10.24 Agreement and Plan of Merger dated as of July 7, 1999 among PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp. (Annex A to PXRE's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

         10.25 Facultative Obligatory Quota Share Retrocessional Agreement effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. and Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company.

         10.26 Lease dated May 9, 1994 between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference) and Lease dated November 1, 1999 between Thornall Associates, L.P. and PXRE Corporation.

         10.27 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.28 Letter of Credit dated November 22, 1996 issued by The Chase Manhattan Bank by order of PXRE Reinsurance Company for the benefit of Lloyd's (Exhibit 10.33 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.29 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997 between PXRE Limited and Lloyd's (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.30 Operating Agreement of Cat Bond Investors, effective as of June 9, 1997 among Cat Bond Investors, Phoenix Home Life and PXRE Corporation (Exhibit 10.35 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.31 Employment Agreement dated July 16, 1998 between PXRE Managing Agency Limited and Peter G. Butler (Exhibit 10.37 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428) and incorporated herein by reference). (M)

         10.32 Employment Agreement dated June 8, 1998 between PXRE Corporation and Michael J. Toman (Exhibit 10.38 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428) and incorporated herein by reference). (M)

         10.33 Employment Agreement dated April 14, 1999 between PXRE Reinsurance Company and Jeffrey Mayer (Exhibit 10.39 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 0- 15428) and incorporated herein by reference). (M)

         10.34 Investment Advisory Services Agreement between PXRE Corporation and Mariner Investment Group, Inc. dated March 14, 2000.

--------
(M) INDICATES A MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT IN WHICH THE DIRECTORS AND/OR EXECUTIVE OFFICERS OF PXRE PARTICIPATE.

          (11) Statement re computation of earnings per share (The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.)

          (12) Statement re computation of ratios (attached hereto as Exhibit 12).

         (21) List of Subsidiaries. At December 31, 1999, PXRE had the following subsidiaries: PXRE Reinsurance Ltd., a Bermuda insurance company; PXRE (Barbados) Ltd., a Barbados company; PXRE Corporation, a Delaware corporation; PXRE Reinsurance Company, a Connecticut insurance company; Transnational Insurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Limited., an English company (the sole member of PG Butler Syndicate 1224 at Lloyd's); PXRE Managing Agency Limited (the managing agency for PG Butler Syndicate 1224 at Lloyd's); PXRE Trading Corporation, a Delaware corporation; TREX Trading Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); CAT Fund, L.P., a Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading and TREX Trading are the only limited partners); Cat Bond Investors L.L.C. (of which PXRE Delaware and Phoenix Home Life are the only members); PXRE Solutions Inc., a Connecticut corporation; PXRE Direct Underwriting Managers, Inc., a Connecticut corporation; and PXRE Underwriting Managers, Inc., a Virginia corporation. (See the discussion in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         (23) Consents of Experts and Counsel. The consent of
PricewaterhouseCoopers, independent accountants to PXRE, is included as part of
Item 14(a)(2) of this Form 10-K.

         (24) Power of Attorney. Copies of the powers of attorney executed by each of F. Sedgwick Browne, Robert W. Fiondella, Franklin D. Haftl, Bernard Kelly, Wendy Luscombe, Philip R. McLoughlin, David W. Searfoss and Wilson Wilde are attached hereto as Exhibit 24.

         (27) Financial Data Schedule. Exhibit 27 included in electronic filing only.

         (28) Information from reports furnished to state insurance regulatory authorities. Filed in paper under cover of Form SE.

                           (b)      Current Reports.

                                    None.

                           (c)      See Item 14(a)(3) above.

                           (d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PXRE Group Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PXRE GROUP LTD.

                                            By: /s/ Gerald L. Radke
                                                Gerald L. Radke
                                                Its Chairman of the Board,
                                                President and Chief
                                                Executive Officer

                                            Date: March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:

By:/s/ Gerald L. Radke                     By:/s/ James F. Dore
         Gerald L. Radke                            James F. Dore
         Its Chairman of the Board,                 Its Executive Vice President
         President and Chief                        and Chief Financial
         Executive Officer                          Officer
         (Principal Executive                       (Principal Financial
         Officer) and Director                      Officer and Principal
                                                    Accounting Officer)

Date:  March 29, 2000                       Date:  March 29, 2000



By*_______________________                  By*______________________
         F. Sedgwick Browne                      Franklin D. Haftl
         Director                                Director

Date:  March 29, 2000                       Date:  March 29, 2000



By*_______________________                  By*______________________
         Robert W. Fiondella                     Wendy Luscombe
         Director                                Director

Date:  March 29, 2000                       Date:  March 29, 2000

By*_______________________                         By*______________________
         Bernard Kelly                                  Philip R. McLoughlin
         Director                                       Director

Date:  March 29, 2000                              Date:  March 29, 2000


By*_______________________                         By*_______________________
         David W. Searfoss                              Wilson Wilde
         Director                                       Director

Date:  March 29, 2000                              Date:  March 29, 2000



                              *By:/s/ Gerald L. Radke
                                     Gerald L. Radke
                                     Attorney-in-Fact

                                   Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PXRE GROUP LTD. (Successor Registrant of PXRE Corporation)

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers
Hamilton, Bermuda
February 7, 2000

PXRE
Group Ltd.      Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                                             December 31,
                                                                                                     1999                   1998
                                                                                                     ----                   ----
Assets          Investments:
                  Fixed maturities, available-for-sale, at fair value (amortized
                    cost $329,962,000 and $308,658,000, respectively)                          $ 321,247,527          $ 309,477,075
                  Equity securities, at fair value (cost $26,214,000 and $41,146,000)             24,840,360             40,974,283
                  Short-term investments                                                          50,004,473             58,861,983
                  Limited partnerships, at equity (cost $93,147,000 and $66,588,000)             113,475,717             65,163,581
                                                                                               -------------          -------------
                      Total investments                                                          509,568,077            474,476,922
                Cash                                                                              14,735,040             16,117,473
                Accrued investment income                                                          4,186,849              5,330,419
                Receivables:
                  Unreported premiums                                                             40,216,340             18,440,954
                  Balances due from intermediaries and brokers, net                               21,549,113             14,631,140
                  Other receivables                                                               22,971,088             21,293,256
                Reinsurance recoverable                                                          106,702,307             41,260,657
                Ceded unearned premiums                                                           19,582,260              8,231,130
                Deferred acquisition costs                                                         7,809,971              4,122,603
                Current income tax recoverable                                                    12,628,414             14,095,364
                Deferred tax asset                                                                11,531,000              5,474,000
                Other assets                                                                       8,699,650              9,217,218
                                                                                               -------------          -------------
                      Total assets                                                             $ 780,180,109          $ 632,691,136
                                                                                               =============          =============
Liabilities     Losses and loss expenses                                                       $ 261,551,353          $ 102,592,394
                Unearned premiums                                                                 42,218,837             20,541,326
                Debt payable                                                                      75,000,000             50,000,000
                Other liabilities                                                                 38,609,857             25,664,972
                                                                                               -------------          -------------
                      Total liabilities                                                          417,380,047            198,798,692
                                                                                               -------------          -------------
                Minority interest in consolidated subsidiary:
                    Company-obligated mandatorily redeemable capital trust
                    pass-through securities of subsidiary trust holding solely a
                    company-guaranteed related subordinated debt                                  99,521,079             99,516,938

Stockholders'   Serial preferred stock, $1.00 par value -- 10,000,000 shares authorized
Equity            respectively; 0 shares issued and outstanding                                            0                      0
                Common stock, $1.00 par value and $.01 respectively -- 50,000,000 shares
                authorized 11,679,769 and 14,938,262 shares issued                                11,679,769                149,382
                Additional paid-in capital                                                       173,682,802            259,147,554
                Treasury stock at cost ( 0 and 2,614,498 shares)                                           0            (61,420,025)
                Accumulated other comprehensive income:
                  Net unrealized (depreciation) appreciation on investments, net of
                    deferred income tax (benefit) expense of $3,520,000 and $3,400                (6,752,002)                 6,253
                Retained earnings                                                                 89,932,620            139,842,939
                Restricted stock at cost (369,483 and 167,832 shares)                             (5,264,206)            (3,350,597)
                                                                                               -------------          -------------
                      Total stockholders' equity                                                 263,278,983            334,375,506
                                                                                               -------------          -------------
                      Total liabilities and stockholders' equity                               $ 780,180,109          $ 632,691,136
                                                                                               =============          =============


        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.      Consolidated Statements of Operations and Comprehensive Income
--------------------------------------------------------------------------------

                                                                                                Years Ended December 31,
                                                                                           1999              1998         1997
                                                                                           ----              ----         ---
Revenues        Net premiums earned                                                    $ 128,503,110   $ 92,386,326   $ 91,415,240
                Net investment income                                                     47,172,616     19,611,889     31,190,625
                Net realized investment (losses) gains                                    (3,765,816)    (3,862,189)     2,467,338
                Management fees                                                            3,590,337      2,172,131      3,005,657
                                                                                     ----------------  -------------  ------------
                                                                                         175,500,247    110,308,157    128,078,860
                                                                                     ----------------  -------------  ------------
Losses and      Losses and loss expenses incurred                                        159,259,413     57,793,626     12,491,324
Expenses        Commissions and brokerage                                                 27,701,644     20,562,688     19,137,822
                Other operating expenses                                                  30,052,310     19,313,425     15,716,150
                Interest expense                                                           3,915,098      1,394,811      3,324,900
                Minority interest in consolidated subsidiary                               8,790,106      8,927,863      8,183,514
                                                                                     ---------------   -------------  ------------
                                                                                         229,718,571    107,992,413     58,853,710
                                                                                     ----------------  -------------  ------------
                (Loss) income before income taxes, cumulative effect of accounting
                 change, and extraordinary item                                          (54,218,324)     2,315,744     69,225,150
                Income tax benefit (provision)                                            12,774,971      1,206,077    (22,198,000)
                                                                                     ----------------  -------------  ------------
                (Loss) income before cumulative effect of accounting change
                 and extraordinary loss                                                  (41,443,353)     3,521,821     47,027,150
                Cumulative effect of accounting change, net of $374,381 tax benefit          695,278              0              0
                Extraordinary loss on debt redemption, net of $454,000
                  income tax benefit                                                               0        843,000      2,773,690
                                                                                     ================  =============  ============
                Net (loss) income                                                      $ (42,138,631)   $ 2,678,821   $ 44,253,460
                                                                                     ================  =============  ============
Comprehensive   Other comprehensive (loss) income, net of tax:
Income           Net unrealized (depreciation) appreciation on investments                (6,758,255)    (3,166,753)     2,604,601
                                                                                     ================  =============  ============
                 Comprehensive (loss) income                                           $ (48,896,886)    $ (487,932)  $ 46,858,061
                                                                                     ================  =============  ============
Per Share       Basic:
                     (Loss) income before cumulative effect of accounting change
                      and extraordinary item                                                 $ (3.58)        $ 0.26         $ 3.41
                     Cumulative effect of accounting change                                    (0.06)          0.00           0.00
                     Extraordinary loss                                                         0.00          (0.06)         (0.20)
                                                                                     ----------------  -------------  ------------
                     Net (loss) income                                                       $ (3.64)        $ 0.20         $ 3.21
                                                                                     ================  =============  ============
                     Average shares outstanding                                           11,568,494     13,339,479     13,775,844
                                                                                     ================  =============  ============
                Diluted:
                     (Loss) income before cumulative effect of accounting change
                       and extraordinary item                                                $ (3.58)        $ 0.26         $ 3.39
                     Cumulative effect of accounting change                                    (0.06)          0.00           0.00
                     Extraordinary loss                                                         0.00          (0.06)         (0.20)
                                                                                     ----------------  -------------  ------------
                     Net (loss) income                                                       $ (3.64)        $ 0.20         $ 3.19
                                                                                     ================  =============  ============
                     Average shares outstanding                                           11,568,494      13,451,731    13,892,760
                                                                                     ===============   =============  ============


        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.       Consolidated Statements of Stockholders' Equity
------------------------------------------------------------------------------

                                                            Years Ended December 31, 1999, 1998 and 1997
                                                                                                       Accumulated
                                                                      Additional                           Other
                                           Preferred     Common         Paid-in           Treasury     Comprehensive    Retained
                                             Stock        Stock         Capital            Stock          Income        Earnings
                                             -----        -----         -------            -----          ------        --------

Balance at December 31, 1996                  $0       $   147,058    $ 252,978,182   $ (14,090,289)   $   568,405     $118,705,257
  Net income                                                                                                             44,253,460
Unrealized appreciation on investments, net                                                              2,604,601
Issuance of common stock                                     1,005        1,748,520
Repurchase of treasury stock                                                             (7,464,583)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders                                                                                   (12,209,266)
Other                                                                       334,090        (105,236)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1997                   0           148,063      255,060,792     (21,660,108)     3,173,006      150,749,451

Net income                                                                                                                2,678,821
Unrealized depreciation on investments, net                                                             (3,166,753)
Issuance of common stock                                     1,319        4,069,940
Repurchase of treasury stock                                                            (39,728,564)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders                                                                                   (13,585,333)
Other                                                                        16,822         (31,353)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998                   0           149,382      259,147,554     (61,420,025)         6,253      139,842,939

Net loss                                                                                                                (42,138,631)
Unrealized depreciation on investments, net                                                             (6,758,255)
Increase in par value upon redomestication              11,501,792      (11,501,792)
Issuance of common stock                                    28,595        4,928,345
Repurchase of common stock                                                              (17,169,725)
Cancellation of treasury stock                                          (78,697,992)     78,697,992
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders                                                                                    (7,629,924)
Elimination of quarter lag in results of
  UK subsidiary                                                                                                            (141,764)
Other                                                                      (193,313)       (108,242)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1999                  $0       $11,679,769    $ 173,682,802   $           0    $(6,752,002)   $  89,932,620
                                              =====================================================================================


                                                                                Total
                                                      Restricted             Stockholders'
                                                         Stock                   Equity
                                                         -----                   ------

Balance at December 31, 1996                          $   (630,835)   $ 357,677,778
Net income                                                               44,253,460
Unrealized appreciation on investments, net                               2,604,601
Issuance of common stock                                                  1,749,525
Repurchase of treasury stock                                             (7,464,583)
Issuance of restricted stock                              (741,988)        (741,988)
Amortization of restricted stock                           585,263          585,263
Dividends paid to common stockholders                                   (12,209,266)
Other                                                        4,752          233,606
                                                        ---------------------------
Balance at December 31, 1997                              (782,808)     386,688,396

Net income                                                                2,678,821
Unrealized depreciation on investments, net                              (3,166,753)
Issuance of common stock                                                  4,071,259
Repurchase of treasury stock                                            (39,728,564)
Issuance of restricted stock                            (3,838,227)      (3,838,227)
Amortization of restricted stock                         1,239,085        1,239,085
Dividends paid to common stockholders                                   (13,585,333)
Other                                                       31,353           16,822
                                                        ---------------------------
Balance at December 31, 1998                            (3,350,597)     334,375,506

Net loss                                                                (42,138,631)
Unrealized depreciation on investments, net                              (6,758,255)
Increase in par value upon redomestication                                        0
Issuance of common stock                                                  4,956,940
Repurchase of common stock                                              (17,169,725)
Cancellation of treasury stock                                                    0
Issuance of restricted stock                            (4,385,780)      (4,385,780)
Amortization of restricted stock                         2,409,665        2,409,665
Dividends paid to common stockholders                                    (7,629,924)
Elimination of quarter lag in results of
  UK subsidiary                                                            (141,764)
Other                                                       62,506         (239,049)
                                                      -----------------------------
Balance at December 31, 1999                          $ (5,264,206)   $ 263,278,983
                                                      =============================

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

PXRE
Group Ltd.            Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              Years Ended December 31,
                                                                                      1999               1998             1997
                                                                                      ----               ----             ----
Cash Flows         Net (loss) income                                         $ (42,138,631)      $ 2,678,821        $ 44,253,460
from Operating     Adjustments to reconcile net income to net cash
Activities           provided by operating activities:
                        Losses and loss expenses                               158,958,959        45,402,940         (13,787,994)
                        Unearned premiums                                       15,512,597        (3,643,393)          8,639,753
                        Deferred acquisition costs                              (3,687,368)       (1,156,862)         (1,516,691)
                        Receivables                                            (29,151,184)      (16,603,791)        (12,764,637)
                        Reinsurance balances payable                            10,385,580        10,021,725          (5,082,885)
                        Reinsurance recoverable                                (70,627,866)      (27,018,379)          3,822,847
                   Income tax recoverable                                        3,132,135        (7,591,759)         (3,139,559)
                   Equity in earnings of limited partnerships                  (23,608,098)        5,059,230          (2,298,232)
                   Other                                                        (1,263,685)       (2,193,466)          1,500,427
                                                                            ---------------  ----------------  ------------------
                         Net cash provided by operating activities              17,512,439         4,955,067          19,626,489
                                                                            ---------------  ----------------  ------------------



Cash Flows         Cost of fixed maturity investments                         (129,792,417)     (178,648,802)       (294,637,213)
from Investing     Fixed maturity investments matured/disposed                 103,388,412       262,534,237         290,013,188
Activities         Payable for securities                                        2,076,557                 0                   0
                   Cost of equity securities                                    (9,835,512)      (22,871,893)        (17,372,574)
                   Equity securities disposed                                   28,382,068         2,817,183           3,172,678
                   Net change in short-term investments                         12,717,651        (6,053,033)          8,742,789
                   Limited partnerships disposed                                30,391,215         7,040,660                   0
                   Limited partnerships purchased                              (56,883,257)      (34,325,097)        (42,375,000)
                                                                            ---------------  ----------------  ------------------
                         Net cash (used) provided by investing activities      (19,555,283)       30,493,255         (52,456,132)
                                                                            ---------------  ----------------  ------------------



Cash Flows         Proceeds from issuance of common stock                          505,795           233,032             855,570
from Financing     Cash dividends paid to common stockholders                   (7,629,924)      (13,585,333)        (12,209,266)
Activities         Issuance of minority interest in consolidated subsidiary              0                 0          99,509,000
                   Repurchase of debt                                                    0       (22,527,860)        (46,521,683)
                   Proceeds of debt                                             25,000,000        50,000,000                   0
                   Cost of stock repurchased                                   (17,215,460)      (39,728,564)         (7,464,583)
                                                                            ---------------  ----------------  ------------------
                          Net cash provided(used) by financing activities          660,411       (25,608,725)         34,169,038
                                                                            ---------------  ----------------  ------------------

                   Net change in cash                                           (1,382,433)        9,839,597           1,339,395
                   Cash, beginning of period                                    16,117,473         6,277,876           4,938,481
                                                                            ---------------  ----------------  ------------------
                   Cash, end of period                                        $ 14,735,040      $ 16,117,473         $ 6,277,876
                                                                            ==================  ================  ===============

        The accompanying notes are an integral part of these statements.

PXRE                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GROUP LTD.                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION
         On October 5, 1999, PXRE completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Corporation and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd., and operations in Barbados through PXRE (Barbados) Ltd. The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with generally accepted accounting principles ("GAAP") in the United States. The 1999 financial statements reflect the consolidated operations of PXRE Group Ltd. (collectively referred to as "PXRE"), and its subsidiaries PXRE Corporation, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., Transnational Insurance Company ("Transnational"), PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Managing Agency Limited, PXRE Reinsurance Ltd., and PXRE (Barbados) Ltd. The 1998 and 1997 financial statements reflect the financial position and results of operations of PXRE Corporation and subsidiaries.

         PXRE, through its wholly-owned subsidiaries, principally provides property and casualty reinsurance products and services through broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made for 1998 and 1997 to conform to the 1999 presentation.

      PREMIUMS ASSUMED AND CEDED

         Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based on estimated subject premiums. Adjustments based on actual subject premium are recorded once ascertained. The portion of premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums. Reinsurance premiums ceded are recorded as incurred on a pro rata basis over the contract period.

     DEFERRED ACQUISITION COSTS

         Acquisition costs consist of commission and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

     MANAGEMENT FEES

         Management fees are recorded as earned under various arrangements whereby PXRE Reinsurance acts as underwriting manager for other insurers and reinsurers. These fees are initially based on premium volume, but are adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years.

     LOSSES AND LOSS EXPENSE LIABILITIES

         Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. Losses and loss expense liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates. Any adjustments to these estimates are reflected in income when known. Reinsurance recoverable on paid losses and reinsurance recoverable on unpaid losses are reported as assets. Reinsurance recoverable on paid losses represent amounts recoverable from retrocessionaires at the end of the period for gross losses previously paid. Provisions are established for all reinsurance recoveries which are considered doubtful.

     INVESTMENTS

         Fixed maturity investments and equity securities are considered available-for-sale and are reported at fair value. Unrealized gains and losses, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are deemed other than temporary are charged to operations. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates fair value. Short-term investments also includes a limited partnership that invests primarily in marketable fixed income securities and provides for fund withdrawals upon 30 days notice; this partnership is reported under the equity method. Investments in limited partnerships are reported under the equity method, which includes the cost of the investment and subsequent proportional share of the partnership earnings. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments. Investments in weather indexed contracts are carried at estimated fair value and such adjustments to estimated fair value are included in realized gains and losses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 3 and 4.

     DEBT ISSUANCE COSTS

         Debt issuance costs associated with the issuance of $100 million 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') and the issuance of a note under a $75 million Credit Agreement are being amortized over the term of the related outstanding debt on the interest method.

     EXCESS OF FAIR MARKET VALUE OF NET ASSETS OF BUSINESS ACQUIRED OVER COST

         The excess of fair market value of net assets of business acquired over cost is included in other liabilities and is amortized on a straight-line basis over three years.

     FOREIGN EXCHANGE

         Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting gains and losses are reflected in income for the period.

     FEDERAL INCOME TAXES

         Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

     COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation or depreciation of investments, net of tax.

     EARNINGS PER SHARE

         Basic earnings per share are determined by dividing net earnings (after deducting cumulative preferred stock dividends) by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive.

     STOCK-BASED COMPENSATION

         PXRE accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB").

     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Effective December 31, 1998, PXRE adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments, including information about the products and services from which the revenues are derived, the geographic areas of operation, and information about major customers. The statement defines operating segments based on internal management reporting and management's method of allocating resources and assessing performance.

     REPORTING YEAR FOR U.K. OPERATIONS

         In 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998 amounted to a loss of approximately $140,000. This loss was charged to retained earnings during the year in order to report only 12 months' operating results.

     ORGANIZATIONAL AND START-UP COSTS

         Effective for 1999, PXRE adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" issued by the American Institute of Certified Public Accountants. This statement requires that companies expense organizational and start-up costs as incurred, and that initial application be reported as the cumulative effect of a change in accounting principle. As a result, PXRE expensed $695,000 in such expenses, net after tax, 1999.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting.

         The statement has been deferred and is now effective for all fiscal periods beginning after June 15, 2000. PXRE is currently assessing the effect of adopting this statement. It is not expected, however, that the adoption of this statement will have a material effect on PXRE's financial position or results of operations.

2. UNDERWRITING PROGRAMS

         Premiums written and earned for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                      1999                 1998                1997
                                                      ----                 ----                ----
      Premiums written
      Assumed                                      $218,507,032         $133,143,629        $126,231,727
      Direct                                          2,842,139            3,071,559                   0
                                                  -------------        --------------      -------------
      Gross premiums written                        221,349,171          136,215,188         126,231,727
      Ceded premiums written                        (82,504,050)         (47,521,377)        (26,176,733)
                                                  --------------       -------------       -------------
      Net premiums written                         $138,845,121        $  88,693,811        $100,054,994
                                                  =============        =============       =============

                                                      1999                 1998                1997
                                                      ----                 ----                ----
      Premiums earned
      Assumed                                      $198,342,728         $133,010,858        $119,609,970
      Direct                                          2,113,403              424,822                   0
      Ceded                                         (71,953,021)         (41,049,354)        (28,194,730)
                                                  --------------       -------------       -------------
      Net premiums earned                          $128,503,110         $ 92,386,326        $ 91,415,240
                                                  ==============       =============       =============

         Premiums written were assumed principally through reinsurance brokers or intermediaries. In 1999, 1998 and 1997 three reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 43%, 47% and 55% of gross premiums written, respectively.

         Included in ceded premiums written to managed business participants is $29,466,000, $10,565,000 and $3,023,000 of premiums ceded to a reinsurer, Select Reinsurance Ltd., whose Board of Directors includes PXRE's Chief Executive Officer and an Executive Officer, both of whom are shareholders of the reinsurer. Net assets due from the reinsurer at December 31, 1999, are $14,932,000 which is secured by a trust agreement and letter of credit.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

         Activity in the net losses and loss expense liability for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                    1999                1998                1997
                                                                    ----                ----                ----

Net balance January 1                                           $ 69,242,355         $44,455,998        $55,309,304

Adjustment to eliminate quarter lag on U.K. subsidiary            (1,677,529)                  0                  0

Incurred related to:
    Current year                                                 139,478,230          58,325,429         16,443,586
    Prior years                                                   19,781,183            (531,903)        (3,917,410)
                                                                ------------          ----------         ----------
    Total incurred                                               159,259,413          57,793,526         12,526,176
                                                                ------------          ----------         ----------

Paid related to:
    Current year                                                  17,855,659          11,112,999          4,295,293
    Prior years                                                   48,452,350          21,894,173         19,084,189
                                                                ------------          ----------         ----------
    Total paid                                                    66,308,009          33,007,172         23,379,482
                                                                ------------          ----------         ----------

Net balance at December 31                                       160,516,230          69,242,352         44,455,998

Reinsurance recoverable on unpaid losses and loss expenses       101,035,123          33,350,042         12,733,456
                                                                ------------       -------------         ----------
Gross balance at December 31                                    $261,551,353        $102,592,394        $57,189,454
                                                                ============        ============         ==========

         As a result of changes in estimates of insured events in prior years, the provision for losses and loss expenses experienced deficiencies of $19,781,000 on a net basis in 1999, primarily due to Hurricanes Georges and Mitch and accidents and health and facultative reserve strengthening in PXRE Lloyd's Syndicate. The net loss ratio was favorably affected by a savings to reserves of $532,000 in 1998 and $3,917,000 in 1997.

3.  INVESTMENTS

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 1999 and 1998 are shown below:

                                                                            Gross              Gross             Estimated
                                                   Amortized             Unrealized          Unrealized             Fair
                                                     Cost                   Gains              Losses              Value
                                                     ----                   -----              ------              -----

1999
United States government securities             $  104,034,363        $        54,370    $  2,568,969         $   101,519,764
Foreign government securities                       10,115,674                      0       1,373,084               8,742,590
United States government agency
  mortgage-backed securities                        25,416,497                      0         817,661              24,598,836
Other mortgage and asset-backed
  securities                                        69,105,382                  8,288       1,900,332              67,213,338
Obligations of states and political
  subdivisions                                      94,691,998                422,315       1,163,694              93,950,619
Public utilities and industrial and
  miscellaneous securities                          26,598,316                  9,120       1,385,056              25,222,380
                                               ---------------        ---------------    ------------         ---------------
     Total fixed maturities                    $   329,962,230        $       494,093    $  9,208,796         $   321,247,527
                                               ===============        ===============    ============         ===============
Equity securities                              $    26,214,265        $             0    $  1,373,905         $    24,840,360
                                               ===============        ================   ============         ===============

                                                                            Gross              Gross             Estimated
                                                   Amortized             Unrealized          Unrealized             Fair
                                                     Cost                   Gains              Losses              Value
                                                     ----                   -----             --------           --------
1998
United States government securities              $ 113,029,756         $    1,771,592    $    159,367         $   114,641,981
Foreign government securities                       43,815,569                242,591       5,286,056              38,772,104
United States government agency
  mortgage-backed securities                         1,087,492                 17,031               0               1,104,523
Other mortgage-backed securities                    43,174,814              1,271,787         181,569              44,265,032
Obligations of states and political
  subdivisions                                      97,469,857              4,467,662          27,311             101,910,208
Public utilities and industrial and
  miscellaneous securities                          10,080,619                      0       1,297,392               8,783,227
                                               ---------------        ---------------    ------------         ---------------
     Total fixed maturities                     $  308,658,107         $    7,770,663    $  6,951,695         $   309,477,075
                                               ===============        ================   ============         ===============
Equity securities                               $   41,146,001         $    3,661,597    $  3,833,315         $    40,974,283
                                               ===============        ================   ============         ===============

         Included in other comprehensive income in 1999 is $6,758,000 of net unrealized depreciation on investments which includes $10,524,000 of unrealized net losses arising during the year less $3,766,000 of reclassification adjustments for net losses, included in net income.

         Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

                                                         1999                 1998                  1997
                                                         ----                 ----                  ----
      Proceeds from Sale
         Fixed maturities                           $ 86,040,075      $ 234,195,041         $281,200,500
                                                    ============      =============         ============
         Equity securities                          $ 28,382,068        $ 3,871,056          $ 3,883,703
                                                    ============      =============         ============
      Gross Gains
         Fixed maturities                            $ 1,936,898        $ 4,298,138          $ 3,443,425
         Equity securities                             4,307,178          1,046,699              807,238
         Other                                         3,661,831          2,346,612                    0
                                                    ------------      -------------         ------------
                                                       9,905,907          7,691,449            4,250,663
                                                    ------------      -------------         ------------
      Gross Losses
         Fixed maturities                             (6,316,161)       (10,615,978)          (1,621,134)
         Equity Securities                              (687,055)           (23,056)                   0
         Other                                        (6,668,507)          (914,604)            (162,191)
                                                    ------------      -------------         ------------
                                                     (13,671,723)       (11,553,638)          (1,783,325)
                                                    ------------      -------------         ------------
      Net realized (losses) gains                   $ (3,765,816)      $ (3,862,189)        $  2,467,338
                                                    ============      =============         ============


         Included in gross losses on fixed maturities for 1998 is a realized loss on the permanent write down of a bond in technical default in the amount of $6,600,000, which was sold in 1999 at a gain of $596,000.

         The components of net investment income were as follows:

                                                       1999                  1998                 1997
                                                       ----                  ----                 ----
    Fixed maturity investments                  $    19,096,242        $  22,654,993         $25,835,051
    Equity securities                                 1,282,199              579,718             180,956
    Short-term investments                            1,984,366            2,044,876           5,646,704
    Limited partnerships                             25,703,702           (4,933,361)            442,504
                                                  -------------        -------------         -----------
                                                     48,066,509           20,346,226          32,105,215
    Less investment expenses                            893,893              734,337             914,590
                                                  -------------        -------------         -----------
    Net investment income                         $  47,172,616        $  19,611,889         $31,190,625
                                                  =============        =============         ===========


        Investment expenses primarily represent fees paid to Phoenix Investment Partners, Limited (formerly Phoenix Duff & Phelps Corporation), a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company which owned 7.8%, 5.17% and 4.6% of the outstanding common stock of PXRE at December 31, 1999, 1998 and 1997, respectively.

  INVESTMENT MATURITY DISTRIBUTIONS

         The amortized cost and estimated fair value of fixed maturity investments at December 31, 1999 by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Estimated
                                                      Amortized                    Fair
                                                         Cost                      Value
                                                         ----                      -----

Maturity

One year or less                                   $     6,578,422            $     6,659,434
Over 1 through 5 years                                 118,566,069                116,668,834
Over 5 through 10 years                                 79,630,444                 76,727,334
Over 10 through 20 years                                10,659,376                 11,300,517
Over 20 years                                           18,928,560                 17,204,092
United States government agency and
  other mortgage and asset-backed securities            95,599,359                 92,687,316
                                                      ------------              -------------
     Total                                            $329,962,230              $ 321,247,527
                                                      ============              =============


         In addition to fixed maturities, PXRE held $50,004,000 and $58,862,000 of short-term investments at December 31, 1999 and 1998, respectively, comprised principally of high-grade commercial paper, U.S. Treasury bills and other investments with original maturities of one year or less. PXRE also held $113,476,000 and $65,164,000 of limited partnership assets at December 31, 1999 and 1998, respectively, accounted for under the equity method, as follows:

                                                                 1999                              1998
                                                                 ----                              ----
                                                           $         Ownership %            $           Ownership %
                                                           -         ------------           -           -----------

Mariner Select L.P.                                   27,229,000         47.35          26,652,967         51.62
Other                                                 86,246,717                        38,510,614
                                                      ----------                        ----------
    Total                                            113,475,717                        65,163,581
                                                     ===========                        ==========

         Total net assets and net income of the Mariner Select L.P. Fund amounted to $57,511,000 and $16,795,000 in 1999, and $51,621,000 and $2,456,000
in 1998. Mariner Partners L.P., which is included in short-term investments, has total net assets and net income of $41,493,000 and $7,250,000 in 1999, and $51,440,000 and net loss of $408,000 in 1998.

          The sole shareholder of Mariner Investment Group is the Chairman of the Board and a founding shareholder of Select Reinsurance Ltd. which owns approximately 9.5% of PXRE.

     RESTRICTED ASSETS

         Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $480,000 were issued at December 31, 1999, in respect of reported loss reserves and unearned premiums. Investments with a par value of $4,000,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $15,376,000 at December 31, 1999 were on deposit with various state insurance departments in order to comply with insurance laws.

         PXRE, in connection with the startup of PXRE Ltd.'s Syndicate No. 1224, has placed on deposit $46,587,000 par value of United States government securities and municipal securities as collateral for Lloyd's of London. In addition, PXRE issued a letter of credit for the benefit of Lloyd's of London in the amount of $15,355,000. The letter of credit is collateralized by municipal bonds of approximately $17,835,000. All invested assets of Syndicate 1224 amounting to $11,253,000 at December 31, 1999 are restricted from being paid as a dividend for at least three years.

         PXRE has $25 million in commitments for funding certain investments in certain limited partnerships of which $18.5 million has been funded at December 31, 1999.

4. NOTES PAYABLE AND CREDIT ARRANGEMENTS

         In January 1997, PXRE Corporation issued $100,000,000 of 8.85% TRUPS. The fair value of the TRUPS is $87,677,919 and $99,086,425 at December 31, 1999 and 1998, respectively. Interest is payable on the TRUPS semi-annually. The notes are redeemable on or after February 1, 2007 at the option of PXRE Corporation, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter.

         On August 15, 1998, PXRE Corporation redeemed the remaining balance of $20,414,000 of its 9.75% Senior Notes due August 15, 2003 at a premium of 103.656%. In connection with the redemption of the Senior Notes, PXRE Corporation recorded an extraordinary charge of $843,000, net of tax reflecting the write-off of the remaining unamortized debt issuance costs and related redemption premium.

         Interest paid, including the minority interest in consolidated subsidiary, was $12,705,000, $11,687,000, and $8,707,000 for 1999, 1998 and
1997, respectively.

         On December 30, 1998 PXRE Corporation entered into a Credit Agreement with First Union National Bank ("First Union") to arrange and syndicate for it a revolving credit facility of up to $75 million. At December 31, 1998, $50 million of the total $75 million was underwritten and committed to by First Union. The additional $25 million of the revolving credit facility was drawn down October 6, 1999 and PXRE Group Ltd. and PXRE (Barbados) Ltd. were added as guarantors under the Credit Agreement. First Union syndicated the $75 million revolving credit facility, joining Fleet National Bank, Credit Lyonnais, New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). The $75 million borrowings under the Credit Agreement bear interest at First Union's base rate or at the financial institution's LIBOR rate for periods of 30, 60, 90 or 180 days plus a 1% credit margin. The interest rate as of December 31, 1999, was 7.12% on the $25 million loan. The interest rate charged on the $50 million portion of the loan at December 31, 1999 and 1998 was 6.936% and 7.75%, respectively. In addition, the Credit Agreement requires PXRE and certain subsidiaries, where applicable, to maintain certain financial ratios including minimum fixed charge coverage, maximum consolidated debt to total capitalization, minimum statutory capital and surplus, and minimum risk based capital ratios. Commitments under this Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10 million commencing March 31, 2000 and $25 million on March 31, 2005. At December 31, 1999 and 1998, $75 million and $50 million was outstanding under this Credit Agreement. The Credit Agreement requires that PXRE Corporation pay a commitment fee of 25 basis points on any unused portion of the loan.

     PXRE Corporation entered into an interest rate swap agreement with First Union that locks in the interest rate on the $50 million portion of the loan to 5.34% plus a 1.00% credit margin or 6.34%. The swap agreement coincides with the maturity of the Credit Agreement. The fair value of the loan and the interest rate swap agreement at December 31, 1999 and 1998 was approximately $72,908,000 and $50,084,000, respectively.

5. INCOME TAXES

         PXRE is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the company, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

         PXRE does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation.

         The United States subsidiaries of PXRE file a consolidated U.S. federal income tax return.

         Pretax (loss) income from operations before cumulative effect of accounting change for the years ended December 31, was taxed under the following jurisdictions;

                                                     1999              1998            1997
                                                     ----              ----            ----
      U.S.                                      $(43,808,000)      $2,316,000      $69,225,000
      Bermuda                                    (11,437,000)               0                0
      Barbados                                     1,027,000                0                0
                                                ------------       ----------      -----------
      Total                                     $(54,218,000)      $2,316,000      $69,225,000
                                                ============       ==========      ===========

         The components of the (benefit) provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                    1999                     1998                        1997
                                                    ----                     ----                        ----
Current
  U.S.                                          $(12,819,000)             $  3,321,000              $ 18,014,000
  State and local                                          0                    21,000                   515,000
  Foreign                                          2,314,000                         0                   706,000
                                                ------------              ------------                ----------
Subtotal                                         (10,505,000)                3,342,000                19,235,000
Deferred U.S.                                     (2,270,000)               (2,396,000)                2,963,000
Deferred foreign                                           0                (2,152,000)                        0
                                                ------------              ------------                ----------

Income tax (benefit) provision
  before extraordinary loss and
    change in accounting                         (12,775,000)               (1,206,000)               22,198,000
Income tax benefit from
  extraordinary loss                                       0                   454,000                 1,493,000
Income tax benefit from change in
   accounting                                       (374,000)                        0                         0
                                                ------------              ------------                ----------
Income tax (benefit) provision                  $(13,149,000)             $ (1,660,000)             $ 20,705,000
                                                ============              ============              ============
Income taxes paid                               $  1,930,000              $ 10,900,000              $ 23,460,000
                                                ============              ============              ============


        The entire 1999 net operating loss will be carried back to 1997.

        The significant components of the net deferred income tax asset (liability) are as follows:


     Deferred tax asset:                                1999                    1998
                                                        ----                    ----
  Discounted reserves and unearned
   premiums                                        $  7,177,000            $  3,116,000
  U.K. losses not currently deductible                6,478,000               1,027,000
  Unrealized depreciation on investments              3,550,000                       0
  Deferred compensation and benefits                  1,020,000                 500,000
  Credit carryforwards                                1,433,000               3,434,000
  Other, net                                            265,000                       0
                                                   ------------            ------------
  Total deferred income tax asset                    19,923,000               8,077,000
                                                   ------------            ------------
Deferred income tax liability:
   Deferred acquisition costs                        (1,969,000)               (678,000)

   Unrealized
     appreciation on investments                     (4,690,000)               (236,000)

   Investments and unrealized foreign
     exchange                                        (1,587,000)               (621,000)

   Other, net                                          (146,000)             (1,068,000)
                                                   ------------            ------------
   Total deferred income tax liability               (8,392,000)             (2,603,000)
                                                   ------------            ------------
Net deferred income tax asset                      $ 11,531,000            $  5,474,000
                                                   ============            ============

Management has reviewed PXRE's deferred tax asset, and has concluded that it is realizable and no valuation allowance is necessary.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from operations as a result of the following differences.

                                        1999                     1998                        1997
                                        ----                     ----                        ----
 Statutory U.S. rate               $(18,976,000)              $    357,000               $ 22,735,000
 Tax exempt interest                 (1,781,000)                (1,231,000)                (1,284,000)
 Amortization of intangibles           (753,000)                  (753,000)                  (753,000)
 Reciprocal shares                    1,815,000                          0                          0
 Foreign tax credit expiration          920,000                          0                          0
 Bermuda loss                         4,003,000                          0                          0
 Foreign Income - Barbados             (359,000)                         0                          0
 Barbados tax                         2,314,000                          0                          0
 Other net                             (332,000)                   (33,000)                     7,000
                                   ------------               ------------               ------------
 Total provision                   $(13,149,000)              $ (1,660,000)              $ 20,705,000
                                   ============               ============               ============

6.   STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

     STOCKHOLDERS' EQUITY

PXRE was incorporated on June 1, 1999 as a Bermuda holding company and a wholly owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda.

In connection with the reorganization, PXRE repurchased for $1.00 per share, 100% of the common shares owned by PXRE Purpose Trust and each outstanding share of PXRE Corporation common stock (other than shares held by PXRE Corporation and its subsidiaries) was converted into one common share of PXRE. In addition, PXRE retired all of its treasury shares.

On August 9, 1999 PXRE's Board of Directors unanimously approved a resolution to increase the number of authorized shares from 12,000 to 60,000,000 consisting of 50,000,000 common shares and 10,000,000 preferred shares. In addition, PXRE's Board of Directors authorized an increase in par value of its common shares from $0.01 per share to $1.00 per share.

The Company's bye-laws restrict the ownership and voting rights of any shareholder who directly or indirectly would own more that 9.9% of the outstanding common shares of the Company. The restriction requires the prompt disposition of any shares held in violation of the provision and limits the voting power of a shareholder with more than 9.9% of the outstanding shares to the voting power of a shareholder with 9.9% or less of the outstanding common shares.

     DIVIDEND RESTRICTIONS

         The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus (stockholders' equity) those amounts determined in conformity with statutory accounting practices ("SAP") prescribed or permitted by the department, which differ in certain respects from U.S. GAAP. The amount of statutory capital and surplus at December 31, and statutory net income of PXRE Reinsurance for the years then ended, as filed with insurance regulatory authorities are as follows:

                                               1999                 1998                1997
                                               ----                ----                ----
                                              (Unaudited)
PXRE Reinsurance
  Statutory capital and surplus             $ 399,007,000       $ 447,229,000      $ 451,321,000
  Statutory net (loss) income               $  (1,327,000)      $   4,835,000      $  57,388,000

         PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

         As of December 31, 1999, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 2000 without prior approval is limited to approximately $39,901,000. Accordingly, the remaining amount of its capital and surplus is considered restricted. Under the terms of the Credit Agreement, dividends to PXRE shareholders in any year are limited as described in Note 4.

7. EARNINGS PER SHARE

         A reconciliation of income before extraordinary item and change in accounting, and shares, which affect basic and diluted earnings per share, is as follows:

                                                                    1999               1998              1997
                                                                    ----               ----              ----
     (Loss) income available to common stockholders:

     (Loss) income before extraordinary loss and
        change in accounting                                $(41,443,353)         $  3,521,821         $ 47,027,150
     Extraordinary loss                                          695,278               843,000            2,773,690
     Change in accounting                                              0                     0                    0
                                                            ------------           ------------        ------------
     Net (loss) income available to stockholders            $(42,138,631)         $  2,678,821         $ 44,253,460
                                                            ============          ============         ============

     Weighted average shares of common stock outstanding:
     Weighted average common shares
        outstanding (basic)                                   11,568,494            13,339,479           13,775,844
     Equivalent shares of stock options                                0                62,218               70,770
     Equivalent shares of restricted stock                             0                50,034               46,146
                                                            ------------          ------------         ------------
     Weighted average common equivalent shares
        (diluted)                                             11,568,494            13,451,731           13,892,760
                                                            ============          ============         ============

     Per share amounts:
     Basic
     (Loss) income before extraordinary loss and
        change in accounting                                $      (3.58)         $        .26         $       3.41
     Net (loss) income                                      $      (3.64)         $        .20         $       3.21

     Diluted
     (Loss) income before extraordinary loss and
        change in accounting                                $      (3.58)         $        .26         $       3.39
     Net (loss) income                                      $      (3.64)         $        .20         $       3.19

8. EMPLOYEE BENEFITS

   BENEFIT PLANS

         Effective January 1, 1993, PXRE adopted a non-contributory defined benefit pension plan covering all U.S. employees with one year or more of service and who had attained age 21. Benefits are generally based on years of service and compensation. PXRE funds the plan in amounts not less than the minimum statutory funding requirement nor more than the maximum amount that can be deducted for U.S. income tax purposes.

         PXRE also sponsors a supplemental executive retirement plan. This plan is non-qualified and provides certain key employees benefits in excess of normal pension benefits.

         The net pension expenses for the company-sponsored plans included the following components at December 31, based on a January 1 valuation date (the latest actuarial estimate):

                                             1999                     1998                     1997
                                             ----                     ----                     ----
Components of net periodic cost
Service cost                              $ 455,892                $ 308,916                $ 265,216
Interest cost                               352,348                  247,025                  220,404
Expected return on
  assets                                    (44,166)                 (29,802)                  (9,680)
Amortization of prior
  service costs                             110,301                   94,147                   94,996
Recognized net
  actuarial costs                            75,280                    8,734                     (401)
                                          ---------                ---------                ---------
Net periodic benefit
  costs                                   $ 949,655                $ 629,020                $ 570,535
                                          =========                =========                =========

         The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets:

                                                            1999                        1998
                                                            ----                        ----
  Reconciliation of benefit obligation
  Benefit obligation
  January 1                                             $ 4,297,331                  $ 3,784,732
  Service cost                                              455,892                      308,916
  Interest cost                                             352,348                      247,025
  Amendments                                                199,305                            0
  Actuarial loss                                           (137,982)                     (43,342)
                                                        -----------                  -----------
  Benefit obligation
    December 31                                         $ 5,166,894                  $ 4,297,331
                                                        ===========                  ===========
  Reconciliation of plan assets
  Fair value of plan
    assets as of January 1                              $   453,518                  $   315,222
  Return on plan assets                                      40,327                       33,459
  Employer contributions                                    308,942                      104,837
                                                        -----------                  -----------
  Fair value of plan
    assets December 31                                  $   802,787                  $   453,518
                                                        ===========                  ===========
  Reconciliation of funded status
  Funded status                                         $(4,364,107)                 $(3,843,813)
  Unrecognized prior
    service cost                                          1,256,350                    1,167,346
  Unrecognized net
    gain                                                    277,257                      486,680
                                                        -----------                  -----------
   Prepaid cost                                         $(2,830,500)                 $(2,189,787)
                                                        ===========                  ===========
  Weighted average assumptions as of December 31,
  Discount rate                                                7.75%                        6.75%
  Expected return on
    plan assets                                                8.00%                        8.00%
  Rate of compensation
    increase                                                   5.00%                        4.50%

         The Brussels and London operations cover employees under a defined contribution type plan. The provision for such plans is $326,000, $246,000 and $131,000 for 1999, 1998 and 1997 respectively.

     EMPLOYEE STOCK PURCHASE PLAN

         PXRE maintains an Employee Stock Purchase Plan under which it has reserved 6,029 common shares for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised.

9. STOCK OPTIONS AND GRANTS

         In 1988, PXRE adopted a stock option plan (the "1988 Stock Option Plan") which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common shares on the date the option is granted. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992. At December 31, 1999 and 1998, 73,380 and 86,674 options are exercisable under this plan.

         In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation to employees is based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee.

         In 1992, PXRE adopted a 1992 Officer Incentive Plan that provides for the grant of incentive stock options, non-qualified stock options and awards of shares subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive shares options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. At December 31, 1999 and 1998, options for 256,631 and 220,743 shares respectively, were exercisable under this plan.

         In 1999, 1998, and 1997, $3,170,000, $1,240,000, and $1,553,000,
respectively was incurred under these plans, including 30% of any bonus granted to certain levels of employees paid in restricted shares which vest in 36 months.

Information regarding the option plans described above is as follows:

                                                       Number                Option Price
                                                     of Shares              Per Share Range
                                                    ----------              ---------------
     Outstanding at December 31, 1996                 373,023               $8.00 - $25.00
       Options granted                                 82,166                   $26.688
       Options exercised                               64,504               $8.00 - $25.00
                                                      -------
     Outstanding at December 31, 1997                 390,688
       Options granted                                 91,586               $30.72 - $32.94
       Options exercised                                4,626              $10.875 - $24.88
       Options canceled                                 4,624               $24.75 - $26.69
                                                      -------
     Outstanding at December 31, 1998                 473,024                $8.75 - $32.94
       Options granted                                      0                     $0
       Options exercised                               13,294              $10.625 - $11.50
       Options canceled                                 7,256              $24.75 - $32.938
                                                      -------
     Outstanding at December 31, 1999                 452,474               $8.75 - $32.938
                                                      =======

         In 1995, PXRE adopted a non-employee Director Stock Option Plan, which provided for an annual grant of 1,000 options per director from 1995 to 1996 and provides for 3,000 options per director from 1997 to 2005 inclusive as amended. Options granted under the plan have a term of 10 years from the date of grant and are vested and exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 1999, options for 250,000 shares were authorized and 91,191 were exercisable.

         Beginning January 1, 1998, PXRE allowed its directors to elect to convert their Board of Directors retainer fee to options. At December 31, 1999, ten year options for 48,461 shares were granted at prices ranging from $17.704 to $33.455 which are 100% vested and immediately exercisable.

         Total authorized common shares reserved for grants of stock options and restricted stock under the above plans is 2,141,754 shares. Total shares of 415,452 relate to stock options which are vested and exercisable at December 31, 1999, at exercise prices between $8.75 and $33.455. All options become exercisable upon a change of control of PXRE as defined by the plans.

         As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:

                                                  1999             1998               1997
                                                  ----             ----               ----
Net income
  As reported                                  $(42,138,631)      $ 2,678,821       $ 44,253,460
  Pro forma                                     (42,612,003)        1,987,264         43,789,779
Basic income per share
  As reported                                  $      (3.64)      $      0.20       $       3.21
  Pro forma                                           (3.68)             0.15               3.18
Diluted income per share
  As reported                                  $      (3.64)      $      0.20       $       3.19
  Pro forma                                           (3.68)             0.15               3.15


         The fair value of each option granted in 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       1999            1998               1997
                                                       ----            ----               ----
Risk-free rate                                         6.72%           5.07%              5.89%
Dividend yield                                         1.85%           4.01%              2.63%
Volatility factor                                     26.71%          24.94%             30.70%
Weighted average expected life                             5               5                  5

         A summary of the status of the employee and director stock option plans at December 31, 1999 and 1998 and changes during the years then ended is presented below:

                                                                           1999                              1998
                                                                           ----                              ----
                                                                                Weighted                         Weighted
                                                                                Average                           Average
                                                                 Shares      Exercise Price     Shares        Exercise Price
                                                                 ------      --------------     ------        --------------
Options outstanding at beginning of year                          561,475        24.58            433,688       20.49
Options granted                                                    58,146        25.87            137,037       32.42
Options exercised                                                  13,294        11.11              4,626       20.25
Options canceled                                                    7,259        28.62              4,624       25.46
                                                                ---------                       ---------
Options outstanding at end of year                                599,068        24.80            561,475       24.58
                                                                ---------                       ---------
Options exercisable at end of year                                421,202        21.33            307,417       21.19
                                                                ---------                       ---------
Weighted average fair value per share of options granted                         10.68                           7.50

         Options outstanding at December 31, 1999 included:

                                                 Weighted          Weighted                                       Weighted
Range of                                         Average           Average                                        Average
Exercise                Number Outstanding at    Remaining         Exercise            Number Exercisable at      Exercise
Prices                  December 31, 1999        Life              Price               December 31, 1999          Price
------                  -----------------        ----              -----               -----------------          ---------

$8.75 to $11.50                 73,380              1.61              9.80                   73,380                 9.80
$23.25 to $33.455              525,688              6.69             26.89                  347,822                25.79

         In 1990, PXRE adopted a non-employee Director Deferred Stock Plan granting 2,000 shares to each non-employee Board member at the time specified in the plan. The 12,000 shares granted to Board members who are not employees of PXRE or Phoenix Home Life Mutual Insurance Company will be issued to Board members at or after their retirement according to the option selected from those defined in the plan. The 6,000 shares granted to Board members who are employees of Phoenix Home Life Mutual Insurance Company were issued on August 24, 1993.

10. SEGMENT INFORMATION

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess casualty structured / finite business and all other lines based on the Company's method of internal management reporting. In addition, the Company operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and Asia) representing all other premiums written.

         The reportable segments were redefined during 1999. Segment information for 1998 and 1997 was restated to be consistent with 1999 segments.

         There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Net Premiums Written
(000's except  %'s)
                                             1999         1999        1998       1998         1997        1997
                                             ----         ----        ----       ----         ----        ----
                                             Amount         %         Amount        %         Amount         %
                                             ------         -         ------        -         ------         -
Catastrophe and Risk Excess
  North American                          $    26,704              $   12,795              $    21,724
  International                                63,957                  58,595                   63,154
  Excess of loss cessions                     (18,883)                 (3,938)                    (409)
                                             --------                 -------                    -----
    Subtotal                                   71,778       52%        67,452     76%           84,469      84%
                                             --------                 -------                   ------
Casualty
  North American                               13,148                     650                        0
  International                                12,851                   4,433                        0
                                              -------                  ------                   -------
                                               25,999       19%         5,083      6%                0       0%
                                              -------                  ------                   -------
Structured/Finite Business
  North American                                    0                       0                        0
  International                                     0                       0                        0
                                               -------                  ------                  --------
                                                    0        0%             0      0%                0       0%
                                               -------                  ------                  --------
Other Lines
  North American                               12,073                   2,054                    4,848
  International                                28,995                  14,105                   10,738
                                               ------                  ------                   ------
                                               41,068       29%        16,159      18%          15,586      16%
                                               ------       --         ------      --           ------     ----
Total                                       $ 138,845      100%      $ 88,694     100%       $ 100,055     100%
                                            ==========     ====      ========     ====       =========     ====


Net Premiums Earned
 (000's except %'s)

                                          1999        1999         1998         1998         1997         1997
                                          ----        ----         ----         ----         ----         ----
                                         Amount        %          Amount          %         Amount         %

Catastrophe- and Risk Excess
  North American                         $  26,155                $  13,561              $  21,877
  International                             61,241                   63,830                 60,148
  Excess of loss cessions                  (14,958)                  (2,869)                  (353)
                                           --------                 --------                ------
    Subtotal                                72,438     56%           74,522      81%        81,672        89%
                                           -------                  --------                ------

Casualty
  North American                            11,593                     (152)                     0
  International                              9,794                    2,207                      0
                                            ------                  -------                 ------
                                            21,387     17%            2,055       2%             0         0%
                                            -------                 -------                 ------
Structured /Finite Business
  North American                                 0                        0                      0
  International                                  0                        0                      0
                                            -------                 -------                 ------
                                                 0      0%                0       0%             0          0%
                                            -------                 -------                 ------
Other Lines
  North American                            11,296                    3,234                  5,650
  International                             23,383                   12,575                  4,093

                                            34,679     27%           15,809      17%         9,743         11%
                                           -------     ---          -------      ---        ------         ---
Total                                     $128,504    100%        $  92,386     100%     $  91,415        100%
                                          ========    ====        =========     ====     =========        ====

Underwriting Profit (Loss)
 (000's except %'s)
                                        1999          1999        1998        1998        1997         1997
                                        ----          ----        ----        ----        ----         ----
                                       Amount          %         Amount         %        Amount         %
                                       ------          -         ------         -        ------         -
Catastrophe and Risk Excess
  North American                  $     (31,591)               $    6,970             $    13,655
  International                         (32,039)                    7,081                  48,197
  Excess of loss cessions                15,476                     8,372                   2,407
                                    -----------                 ------------              ---------
    Subtotal                            (48,154)      87%          22,423      141%        64,259     102%
                                    -----------                 ------------              ---------
Casualty

  North American                           (279)                     (409)                      0
  International                            (242)                       87                       0
                                    -----------                 ------------               -------
                                           (521)       1%            (322)      (2%)            0       0%
                                    -----------                 ------------               -------
Structured/Finite Business

  North American                              0                         0                       0
  International                             411                         0                       0
                                    -----------                 ------------          -------------
                                            411       (1%)              0        0%             0       0%
                                    -----------                 ------------          -------------
Other Lines
  North American                           (715)                   (1,442)                 (2,075)
  International                          (6,166)                   (4,794)                    573
                                    -----------                ------------           ------------
                                         (6,881)      13%          (6,236)     (39%)       (1,502)     (2%)
                                    -----------      ---      ------------    -----   ------------    ----

Total                               $   (55,145)     100%       $  15,865      100%      $ 62,757     100%
                                    ===========      ====       ============   ====     ===========   ====

         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

      (000's)                                         1999            1998            1997
                                                      ----            ----            ----

      Underwriting (loss) profit                     $(55,145)       $ 15,865   $    62,757
      Net investment income                            47,173          19,612        31,191
      Net realized investment (losses) gains           (3,766)         (3,862)        2,467
      Interest expense                                 (3,915)         (1,395)       (3,325)
      Minority interest in consolidated
         subsidiary                                    (8,790)         (8,928)       (8,184)
      Operating expenses                              (30,052)        (19,313)      (15,716)
      Other income                                        277             336            35
                                                       -------        -------        -------
      (Loss) income before income taxes,
         cumulative effect of accounting change,
         and extraordinary item                      $(54,218)      $   2,315   $    69,225
                                                      =========     ==========      ========

11. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

         The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 1999 and 1998. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

         The common share price ranges are bid quotations as reported by the New York Stock Exchange.

         Results for the quarter ended September 30, 1999, includes results of operations of PXRE prior to the redomestication of PXRE Corporation and subsidiaries.

                                                                    THREE MONTHS ENDED
                                                                    ------------------

                                              MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                              --------           -------        ------------       -----------
1999
----

Net premiums written                       $   38,828,000     $   28,774,000    $ 31,960,000     $   39,283,000
                                           ==============     ==============    ============     ==============

Revenues:
  Net premiums earned                      $   23,830,950     $   28,694,483    $ 32,458,734     $   43,518,943
  Net investment income                         7,200,592         10,922,120       9,466,325         19,583,579
  Realized investment (losses) gains           (2,576,011)         1,193,499      (2,194,302)          (189,002)
  Management fees                                 896,616            403,699         528,151          1,761,871
                                           --------------     --------------    ------------      --------------
      Total revenues                           29,352,147         41,213,801      40,258,908         64,675,391
                                           --------------     --------------    ------------      --------------
Losses and expenses:
  Losses and loss expenses incurred            18,898,062         17,969,860      29,327,207         93,064,284

  Commissions and brokerage                     6,406,928          6,138,823       7,871,366          7,284,527

  Other operating expenses                      6,237,793          7,079,920       7,389,761          9,344,836

  Interest expense                                831,285            842,700         885,254          1,355,859

  Minority interest in consolidated
    subsidiary                                  2,108,441          2,218,328       2,220,046          2,243,291
                                           --------------     --------------    ------------      --------------
      Total expenses                           34,482,509         34,249,631      47,693,634        113,292,797
                                           --------------     --------------    ------------      --------------
(Loss) income before income taxes and
  change in accounting                         (5,130,362)         6,964,170      (7,434,726)       (48,617,406)
Income tax benefit (provision)                  2,368,000         (1,918,000)      1,196,130         11,128,841
                                           --------------     --------------    ------------      --------------
(Loss) income before change in
  accounting                                   (2,762,362)         5,046,170      (6,238,596)       (37,488,565)

Cumulative effect of accounting
  change, net of $374,381 tax benefit                   0                  0               0            695,278
                                           --------------     --------------    ------------      --------------
      Net (loss) income                    $   (2,762,362)    $    5,046,170    $ (6,238,596)     $ (38,183,843)
                                           ==============     ==============    ============      ==============
Basic (loss) earnings per common share:
      Net (loss) income                    $        (0.23)    $         0.44    $      (0.55)     $       (3.28)
                                           ==============     ==============    ============      ==============
      Average shares outstanding               11,889,636         11,439,018      11,441,979      $  11,449,872
                                           ==============     ==============    ============      ==============
Diluted (loss) earnings per common share:
      Net (loss) income                    $        (0.23)    $         0.44    $      (0.55)     $       (3.34)
                                           ==============     ==============    ============      ==============
      Average shares outstanding               11,889,636         11,584,551      11,441,979         11,449,872
                                           ==============     ==============    ============      ==============
  Dividends paid per common share          $         0.26     $         0.26    $       0.06      $        0.06
  Price Range of Common Share:
      High                                 $        26.25     $        21.25    $    19.0625      $       14.50
      Low                                  $        18.00     $        16.00    $    14.3125      $       10.00


                                                                    THREE MONTHS ENDED
                                                                    ------------------

                                              MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                              --------           -------        ------------       -----------
1998
----

Net premiums written                      $   28,357,000    $   15,368,000    $   24,001,000    $   20,968,000
                                          ==============    ==============    ==============    ==============
Revenues:
  Net premiums earned                     $   19,713,968    $   21,378,386    $   27,644,965    $    23,649,007
  Net investment income                        7,561,058         4,436,722          (851,792)         8,465,901
  Realized investment gains (losses)           1,224,643           427,454         1,328,034         (6,842,320)
  Management fees                                825,681           678,947           (33,227)           700,730
                                          --------------    --------------     -------------    ---------------
     Total revenues                           29,325,350        26,921,509        28,087,980        25,973,318
                                          --------------    --------------     -------------    ---------------
Losses and expenses:
  Losses and loss expenses incurred            3,570,797         2,951,664        32,936,993         18,334,172
  Commissions and brokerage                    3,992,016         4,288,096         7,376,058          4,906,518
  Other operating expenses                     4,349,853         3,600,868         5,414,708          5,947,996
  Interest expense                               544,280           601,890           248,641                  0
  Minority interest in consolidated
    subsidiary                                 2,231,884         2,231,923         2,232,051         2,232,005
                                          --------------    --------------     -------------    ---------------
      Total expenses                          14,688,830        13,674,441        48,208,451         31,420,691
                                          --------------    --------------     -------------    ---------------
Income (loss) before income taxes and
  extraordinary item                          14,636,520        13,247,068       (20,120,471)        (5,447,374)
Income tax provision (benefit)                 4,650,000         4,058,000        (7,484,000)        (2,430,077)
                                          --------------    --------------     -------------    ---------------
Income (loss) before extraordinary loss        9,986,520         9,189,068       (12,636,471)        (3,017,297)
                                          --------------    --------------     -------------    ---------------
Extraordinary loss on debt redemption
  net of income tax benefit                            0                 0           843,000                  0
                                          ----------------  ----------------  ---------------   ----------------
      Net income (loss)                   $    9,986,520    $    9,189,068    $  (13,479,471)   $    (3,017,297)
                                          ----------------  ----------------  ---------------   ----------------

Basic earnings (loss) per common share:
  Income (loss) before extraordinary
      item                                $         0.73    $         0.67    $        (0.93)   $         (0.24)
  Extraordinary loss                                0.00              0.00              0.06               0.00
                                          --------------    --------------     -------------    ---------------
  Net income (loss)                       $         0.73    $         0.67        $    (0.99)   $         (0.24)
                                          ==============    ==============     =============    ===============
  Average shares outstanding                  13,744,975        13,650,563        13,596,222        12,691,058
                                          ==============    ==============     =============    ===============
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary
      item                                $         0.72  $           0.67     $       (0.93)   $         (0.24)
  Extraordinary loss                                0.00              0.00              0.06               0.00
                                          --------------    --------------     -------------    ---------------
  Net income (loss)                       $         0.72  $           0.67     $       (0.99)   $         (0.24)
                                          ==============    ==============     =============    ===============
  Average shares outstanding                  13,862,678        13,722,006        13,596,222         12,691,058
                                          ==============    ==============     =============    ===============
Dividends paid per common share           $         0.25  $           0.25     $        0.25    $          0.26
Price Range of Common Share:
    High                                  $        35.25  $         32.875     $      30.500    $       26.6875
    Low                                   $       29.375  $          29.00     $      25.625    $       20.6250


Parent Company Information                                          Schedule II

     PXRE Group Ltd.'s (successor registrant to PXRE Corporation) summarized financial information (parent company only) is as follows:


                                                               December 31,     December 31,
                                                                   1999              1998
                                                              --------------  ---------------
BALANCE SHEET
Assets
  Short-term investments                                      $           -      $ 1,012,031
  Equity securities(market Value)                                         -        3,069,554
  Other invested assets                                                   -        5,490,561
  Cash                                                              391,934          232,157
  Receivable from subsidiaries                                    1,066,356        3,384,100
  Other receivables                                                       0            1,621
  Income tax recoverable                                                  0       10,402,439
  Deferred income tax benefits                                            0        6,741,946
  Equity in subsidiaries                                        263,737,568      457,193,174
  Other assets                                                            0        7,106,953
                                                              --------------  ---------------
     Total assets                                             $ 265,195,858    $ 494,634,536
                                                              ==============  ===============

Liabilities
  Debt payable                                                $           0     $ 50,000,000
  Income tax payable                                                      0                0
  Loan from subsidiary                                            1,877,000        3,416,886
  Deferred income tax liabilities                                         0                0
  Excess of fair market value over cost                                   0        2,550,671
  Other liabilities                                                  39,875        4,774,535
                                                              --------------  ---------------
     Total Liabilities                                            1,916,875       60,742,092
                                                              --------------  ---------------
Minority Interest in Consolidated Subsidiary                              0       99,516,938
Stockholders' equity                                            263,278,983      334,375,506
                                                              --------------  ---------------
     Total liabilities and stockholders' equity               $ 265,195,858    $ 494,634,536
                                                              ==============  ===============

INCOME STATEMENT                                                            Years ended December 31,
                                                              ------------------------------------------------
                                                                   1999              1998            1997
                                                              --------------  --------------    --------------
  Investment  income (loss)                                   $       6,361    $  (1,839,856)    $   2,799,937
  Realized (loss)/gain on investment                                      0        1,458,142           433,966
  Management fee                                                     44,178          300,380                 0
  Interest expense                                                        0      (11,046,269)      (12,005,863)
  Other operating expenses                                       (1,105,792)         (36,349)          154,757
                                                              --------------  --------------     -------------
  Loss before tax benefit, cumulative effect
     of accounting change and extraordinary
     item                                                        (1,055,253)     (11,163,952)       (8,617,203)
  Income tax benefit                                                      0        5,505,896         4,713,952
                                                              --------------  --------------     -------------
                                                                 (1,055,253)      (5,658,056)       (3,903,251)
  Equity in earnings of subsidiary                              (40,388,100)       9,179,877        50,930,401
                                                              --------------  --------------     -------------
  Net (loss) income before cumulative effect                    (41,443,353)       3,521,821        47,027,150
   of accounting change and extraordinary loss
  Cumulative effect of accounting change, net of tax                695,278                0                 0
  Extraordinary loss, net of tax                                          0          843,000         2,773,690
                                                              --------------  --------------     -------------
  Net (loss) income                                           $ (42,138,631)   $   2,678,821     $  44,253,460
                                                              ==============  ==============     =============

CASH FLOW STATEMENT
 Cash from operating activities:
  Net (loss) income                                           $ (42,138,631)   $   2,678,821     $  44,253,460
  Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in earnings of subsidiaries                             41,083,378       (9,179,877)      (50,930,401)
  Cash dividends from subsidiaries                               36,235,000       57,388,000                 0
  Contribution of capital to subsidiaries                       (35,000,000)     (49,745,731)                0
  Investment income receivable                                            0          377,245          (377,245)
  Loan from subsidiary                                           (1,539,886)               0                 0
  Intercompany accounts                                           2,317,744        2,053,111        (2,314,302)
  Deferred income taxes                                           6,741,946       (1,580,912)       (4,165,649)
  Income tax recoverable                                         10,402,439       (1,907,459)       (5,074,049)
  Other                                                          (3,174,770)      (4,716,339)        4,025,593
                                                              --------------  --------------     -------------
  Net cash provided (used) by operating activities               14,927,220       (4,633,141)      (14,582,593)
                                                              --------------  --------------     -------------
Cash flow from investing activities:
  Investment in equity of PXRE Trading Corporation                        0        3,444,305                 0
  Net change in short-term investments                            1,012,031        4,114,797        13,372,334
  Cost of fixed maturity investments                                      0                0       (32,981,953)
  Equity securities redomesticated/disposed                       3,069,554
  Cost of equity securities acquired                                      0          (45,688)       (3,023,866)
  Fixed maturity investments matured/disposed                             0       18,482,376        16,428,816
  Net change in other invested assets                             5,490,561        9,193,726       (14,684,287)
                                                              --------------  --------------     -------------
  Net cash provided (used) by investing activities                9,572,146       35,189,516       (20,888,956)
                                                              --------------  --------------     -------------
Cash flow from financing activities:
  Proceeds from issuance of common stock                            505,796          233,032           855,570
  Cash dividends paid to common stockholders                     (7,629,925)     (13,585,333)      (12,209,262)
  Repurchase of debt                                                      0      (27,689,000)      (45,221,683)
  Proceeds from issuance of debt                                          0       50,000,000                 0
  Cost of treasury stock                                        (17,215,460)     (39,728,564)       (7,464,583)
  Issuance of minority interest in consolidated subsidiary                0                0        99,509,000
                                                              --------------  --------------     -------------
  Net cash (used) provided by financing activities              (24,339,589)     (30,769,865)       35,469,042
                                                              --------------  --------------     -------------
Net change in cash                                                  159,777         (213,490)           (2,507)
Cash, beginning of period                                           232,157          445,647           448,154
                                                              --------------  --------------     -------------
Cash, end of period                                               $ 391,934    $     232,157         $ 445,647
                                                              ==============  ==============     =============

                                                                                                                Schedule III

                        PXRE CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

             Column A     Column B     Column C       Column D     Column E         Column F        Column G        Column H
             --------     --------     --------       --------     --------         --------        --------        --------
                                        Future
                                        policy
                                       benefits,                     Other
                                        losses,                     policy                                         Benefits,
             Segment-     Deferred    claims and                  claims and                                        claims,
             property      policy        loss         Unearned     benefits                           Net         losses and
                and      acquisition   expenses       premiums      payable        Premium        investment      settlement
             casualty       cost       (caption       (caption     (caption        revenue          income         expenses
             insurance   (caption 7)    13-a-1)       13-a-2)       13-a-3)      (caption 1)      (caption 2)     (caption 4)
             ---------   -----------    -------       -------       -------      -----------      -----------     -----------
 1999    North American                                                         $ 49,044,000                    $ 91,589,000
         International                                                            94,418,000                      99,237,000
         Corporate Wide                                                          (14,958,000)                    (31,567,000)
                        -----------------------------------------------------------------------------------------------------
           Total          $ 7,810,000 $261,551,000  $42,219,000    $       0    $128,504,000     $45,185,000    $159,259,000

 1998    North American                                                         $ 16,643,000                    $ 36,531,000
         International                                                            78,612,000                      32,903,000
         Corporate Wide                                                           (2,869,000)                    (11,640,000)
                        -----------------------------------------------------------------------------------------------------
           Total          $ 4,123,000 $102,592,000  $20,541,000    $       0    $ 92,386,000     $19,612,000    $ 57,794,000

 1997    North American                                                         $ 27,527,000                    $  8,450,000
         International                                                            64,241,000                       4,684,000
         Corporate Wide                                                             (353,000)                       (643,000)
                        -----------------------------------------------------------------------------------------------------
           Total          $ 2,966,000 $ 57,189,000  $18,485,000    $       0    $ 91,415,000     $31,191,000    $ 12,491,000

                                Column I        Column J         Column K
                                --------        --------         --------
                                Amortiza-
                                 tion of
                                deferred
                                 policy           Other
                               acquisition      operating        Premiums
                                 costs           expense         written
                                 -----           -------         -------
 1999    North American      $ 7,629,000                     $ 51,925,000
         International        15,899,000                      105,803,000
         Corporate Wide        4,174,000                      (18,883,000)
                        --------------------------------------------------
           Total            $ 27,702,000     $28,525,000     $138,845,000

 1998    North American      $ 6,697,000                     $ 15,499,000
         International        12,213,000                       77,133,000
         Corporate Wide        1,653,000                       (3,938,000)
                        --------------------------------------------------
           Total            $ 20,563,000     $19,313,000     $ 88,694,000

 1997    North American     $ 10,968,000                     $ 26,572,000
         International         7,279,000                       73,892,000
         Corporate Wide          891,000                         (409,000)
                        ---------------------------------------------------
           Total            $ 19,138,000     $15,716,000     $100,055,000





                                                                                                              Schedule VI



                        PXRE CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

               Column A        Column B        Column C         Column D       Column E         Column F        Column G
               --------        --------        --------         --------       --------         --------        --------
                                             Reserves for
                                                unpaid
                               Deferred         claims         Discount,
              Affiliation       policy         and claim         if any                                            Net
                 with         acquisition     adjustment      deducted in      Unearned          Earned        investment
              registrant         costs         expenses         Column C       premiums         premiums         income
              ----------         -----         --------         --------       --------         --------         ------
   1999      Consolidated    $ 7,810,000     $ 261,551,000    $         0    $42,219,000     $ 128,503,000    $ 45,185,000
   1998      Consolidated      4,123,000       102,592,000              0     20,541,000        92,386,000      19,612,000
   1997        Property        2,966,000        57,189,000              0     18,485,000        91,415,000      31,191,000






                 Column H                Column I         Column J         Column K
                 --------                --------         --------         --------
             Claims and Claim            Amortiza-
           adjustment expenses            tion of           Paid
           incurred related to           deferred          claims
           (1)             (2)            policy         and claim
         Current          Prior          acquisi-        adjustment         Premiums
          year            years         tion costs        expenses          written
          ----            -----         ----------        --------          -------
1999   $ 139,478,000     $ 19,781,000     $27,702,000     $ 66,308,000     $ 138,845,000
1998      58,326,000         (532,000)     20,563,000       33,007,000        88,694,000
1997      16,408,000       (3,917,000)     19,138,000       23,379,000       100,055,000

                        REPORT OF INDEPENDENT ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of PXRE Group Ltd. (Successor Registrant of PXRE Corporation):

Our audits of the consolidated financial statements referred to in our report dated February 7, 2000 appearing on page F-1 of PXRE Group Ltd.'s (Successor Registrant of PXRE Corporation) Annual Report on Form 10-K for the year ended December 31, 1999, also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
February 7, 2000


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-4 (No. 333-85451) of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) of our report dated February 7, 2000 appearing on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
March 29, 2000

                                INDEX TO EXHIBITS


                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
        3.1          Memorandum of Association and Bye-laws of PXRE Group Ltd.
                     (Exhibits 3.1 and 3.2, respectively, to PXRE's Form S-4
                     Registration Statement dated August 18, 1999 (File No.
                     333-85451), and incorporated herein by reference).

        4.1          Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE (Exhibit 4.1 to PXRE's Form S-4
                     Registration Statement dated August 18, 1999 (File No.
                     333-85451), and incorporated herein by reference).

        4.2          Credit Agreement dated as of December 30, 1998 among PXRE
                     Corporation, the banks and financial institutions listed on the signature pages thereto or that subsequently become parties thereto (collectively, the "Lenders") and First
                     Union National Bank ("First Union") as agent for the
                     Lenders (Exhibit 4.8 to PXRE Corporation's Form 8-K dated
                     January 8, 1999 (File No. 0-15428), and incorporated herein by reference).

        4.3          First Amendment and Waiver to Credit Agreement dated as of
                     May 18, 1999 among PXRE Corporation, the Lenders and First
                     Union, Joinder Agreements dated May 18, 1999 by Fleet
                     National Bank and Credit Lyonnais New York Branch,
                     Assignments and Acceptances dated May 18, 1999 between
                     First Union and Fleet National Bank and between First Union and The First National Bank of Chicago, respectively
                     (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 0-15428), and incorporated herein by reference).

        4.4          Second Amendment and Waiver to Credit Agreement dated as of
                     June 25, 1999 among PXRE Corporation, the Lenders and First
                     Union, (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 0-15428), and incorporated herein by reference).

        4.5          First Amended and Restated Credit Agreement among PXRE
                     Corporation, as borrower, PXRE Group Ltd. and PXRE
                     (Barbados) Ltd., as guarantors, the Lenders named therein and First Union as agent (Exhibit 4.5 to PXRE's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1999 (File No. 1-15259) and incorporated herein by reference).

        4.6          Indenture, dated as of January 29, 1997, between PXRE
                     Corporation and First Union National Bank, as Trustee
                     (Exhibit 4.3 to PXRE Corporation's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1996 (File No.
                     0-15428), and incorporated herein by reference).

        4.7 First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as
                     Trustee, in respect of PXRE Corporation's 8.85% Junior
                     Subordinated Deferrable Interest Debentures due 2027
                     (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE
                     Corporation for the fiscal year ended December 31, 1996
                     (File No. 0-15428), and incorporated herein by reference).

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
        4.8          Amended and Restated Declaration of Trust of PXRE Capital
                     Trust I, dated as of January 29, 1997, among PXRE
                     Corporation, as sponsor, the Administrators thereof, First
                     Union Bank of Delaware, as Delaware Trustee, First Union
                     National Bank, as Institutional Trustee, and the holders
                     from time to time of undivided interests in the assets of
                     PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on
                     Form 10-K of PXRE Corporation for the fiscal year ended
                     December 31, 1996 (File No. 0-15428), and incorporated
                     herein by reference).

        4.9          Capital Securities Guarantee Agreement, dated as of January
                     29, 1997, between PXRE Corporation and First Union National
                     Bank, as Guarantee Trustee (Exhibit 4.6 to the Annual
                     Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No.0-15428), and incorporated herein by reference).

       4.10          Common Securities Guarantee Agreement, dated as of January
                     29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the
                     Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

       4.11 Registration Rights Agreement, dated January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon
                     Brothers Inc, as Representative of the Initial Purchasers
                     (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE
                     Corporation for the fiscal year ended December 31, 1996
                     (File No. 0-15428), and incorporated herein by reference).

       4.12          Purchase Agreement among PXRE Corporation, PXRE Capital
                     Trust I and Salomon Brothers Inc, as Representative of the
                     Initial Purchasers, dated January 24, 1997 (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

                                       2

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       10.1          PXRE Reinsurance Company Management Agreement among PXRE
                     Reinsurance Company and, among others, Merrimack Mutual
                     Fire Insurance Company ("Merrimack"), Pennsylvania
                     Lumbermens Mutual Insurance Company ("Pennsylvania
                     Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit
                     10.1 to the Annual Report on Form 10-K of PXRE Corporation
                     for the fiscal year ended December 31, 1991 (File No.
                     0-15428), and incorporated herein by reference); letter
                     dated November 28, 1990 from Pennsylvania Lumbermens
                     confirming reduced participation (Exhibit 10.7 to PXRE
                     Corporation's Form S-2 Registration Statement dated
                     February 21, 1992, as amended by Amendment No. 1 thereto
                     dated April 1, 1992 and by Amendment No. 2 thereto dated
                     April 13, 1992 and by Amendment No. 3 thereto dated April
                     23, 1992 (File No. 33-45893), and incorporated herein by
                     reference); cover notes respecting January 1997 renewals by
                     Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by
                     Auto-Owners Insurance Company ("Auto-Owners") (Exhibit 10.3
                     to the Annual Report on Form 10-K of PXRE Corporation for
                     the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); cover notes
                     respecting January 1999 renewals by NRMA, Pennsylvania
                     Lumbermens, Auto-Owners and The Andover Companies (a
                     Merrimack company) (Exhibit 10.3 to the Annual Report on
                     Form 10-K of PXRE Corporation for the fiscal year ended
                     December 31, 1998 (File No. 0-15428), and incorporated
                     herein by reference); and cover note respecting
                     participation commencing January 1, 1999 by the Kyoei
                     Mutual Fire & Marine Insurance Company.*

       10.2          Quota Share Retrocessional Agreement between PXRE
                     Reinsurance Company and Trenwick America Reinsurance
                     Corporation ("Trenwick Group") (Exhibit 10.21 to the Annual
                     Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); cover note respecting
                     January 1999 renewal by Trenwick Group (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference).

       10.3          Undertaking dated September 1, 1998 between PXRE
                     Reinsurance Company and Select Reinsurance Ltd., Amended and Restated Facultative Obligatory Quota Share
                     Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share
                     Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual
                     Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference); letter dated November 1, 1999 regarding Undertaking extension; and endorsement regarding Select Reinsurance Ltd. participation for 2000.*

                                       3

-------------------------
* Filed herewith

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       10.4          Tax Settlement Agreement dated June 21, 1991 between PXRE
                     Corporation, PXRE Reinsurance Company and PM Holdings, Inc.
                     (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE
                     Corporation for the fiscal year ended December 31, 1991
                     (File No. 0-15428), and incorporated herein by reference).

       10.5          Investment Advisory Agreement between PXRE Reinsurance
                     Company and Phoenix Investment Counsel, Inc., dated
                     February 25, 1987 and effective as of January 1, 1987
                     (Exhibit 10.10 to Amendment No. 1 dated February 19, 1987 to PXRE Corporation's Form S-1 Registration Statement dated
                     August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference); Amendment to Investment
                     Advisory Agreement between PXRE Reinsurance Company and
                     Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual Report on
                     Form 10-K of PXRE Corporation for the fiscal year ended
                     December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 2 to Investment
                     Advisory Agreement between PXRE Reinsurance Company and
                     Phoenix Investment Counsel, Inc., effective as of November
                     1, 1989 (Exhibit 10.4 to the Annual Report on Form 10-K of
                     PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 3 to Investment Advisory
                     Agreement between PXRE Reinsurance Company and Phoenix
                     Investment Counsel, Inc. effective June 1, 1995 (Exhibit
                     10.26 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1995 (File No.
                     0-15428), and incorporated herein by reference).

       10.6 Investment Management Agreement, effective January 29, 1997 between PXRE Corporation and Phoenix Investment Counsel,
                     Inc. (Exhibit 10.29 to the Annual Report on Form 10-K of
                     PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

       10.7          Amended and Restated Investment Advisory Agreement between
                     Transnational Reinsurance Company and Phoenix Investment
                     Counsel, Inc., dated November 8, 1993 (Exhibit 10.4 to
                     Transnational Re Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No.
                     0-22376) and incorporated herein by reference), as amended by the Amendment thereto, effective June 1, 1995 (Exhibit
                     10.11 to Transnational Re Corporation's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1995 (File
                     No. 0-22376) and incorporated herein by reference).

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       10.8          Investment Management Agreement effective October 15, 1999 between PXRE Group Ltd. and Phoenix Investment Counsel,
                     Inc.*

       10.9 Investment Management Agreement effective October 15, 1999 between PXRE Reinsurance Ltd. and Phoenix Investment
                     Counsel, Inc.*

       10.10         Investment Advisory Services Agreement between PXRE
                     Reinsurance Ltd. and Mariner Investment Group, Inc. dated
                     October 1, 1999.*

       10.11         Amended and Restated Agreement Concerning Filing of
                     Consolidated Federal Income Tax Returns dated as of August
                     23, 1993 between PXRE Corporation and PXRE Reinsurance
                     Company (Exhibit 10.8 to the Annual Report on Form 10-K of
                     PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); Addendum No. 2 dated November 10, 1994 to the
                     PXRE Corporation Amended and Restated Agreement Concerning
                     Filing of Consolidated Federal Income Tax Returns (Exhibit
                     10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No.
                     0-15428), and incorporated herein by reference); and Addendum No. 3 dated as of December 11, 1996 to the PXRE
                     Corporation Amended and Restated Agreement Concerning
                     Filing of Consolidated Federal Income Tax Returns (Exhibit
                     10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No.
                     0-15428), and incorporated herein by reference).

       10.12         Employee Stock Purchase Plan, as amended (Appendix C to
                     PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

       10.13         Executive Severance Plan (Exhibit 10.10 to PXRE's Form S-4
                     Registration Statement dated August 18, 1999 (File No.
                     333-85451) and incorporated herein by reference).(M)

       10.14         1988 Stock Option Plan, as amended (Exhibit A to the first
                     Prospectus forming part of PXRE's Form S-8 and S-3
                     Registration Statement dated June 21, 1990 (File No.
                     33-35521), and incorporated herein by reference).(M)

       10.15         Restated Employee Annual Incentive Bonus Plan, as amended
                     (Appendix A to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

-------------------------
* Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       10.16         1992 Officer Incentive Plan, as amended (Appendix B to
                     PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

       10.17 Director Stock Plan (Appendix D to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

       10.18 Director Equity and Deferred Compensation Plan (Appendix E to PXRE's Proxy Statement for the 2000 annual general meeting of shareholders, and incorporated herein by reference).(M)

       10.19         Non-Employee Director Deferred Stock Plan (Appendix A to
                     PXRE Corporation's Proxy Statement dated April 12, 1991, and incorporated herein by reference).(M)

       10.20         Management Agreement dated as of November 8, 1993 among
                     PXRE Reinsurance Company, Transnational Re Corporation and
                     Transnational Reinsurance Company (Exhibit 10.22 to the
                     Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference), as amended by Amendment
                     No. 1 thereto, dated December 1, 1994 (Exhibit 10.21 to the
                     Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference).

       10.21 Agreement and Plan of Merger dated as of August 22, 1996 between PXRE Corporation and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996
                     (Annex A to PXRE Corporation's Form S-4 Registration
                     Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

       10.22         Excess of Loss Reinsurance Agreement, effective as of
                     January 1, 1998, between PXRE Reinsurance Company and
                     Transnational Insurance Company.*

       10.23         Reinsurance Pooling Agreement, effective as of January 1,
                     1999, between PXRE Reinsurance Company and Transnational
                     Insurance Company. (Exhibit 10.21 to PXRE's Form S-4
                     Registration Statement dated August 18, 1999 (File No.
                     333-85451), and incorporated herein by reference).

-------------------------
* Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       10.24         Agreement and Plan of Merger dated as of July 7, 1999 among
                     PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp.
                     (Annex A to PXRE's Form S-4 Registration Statement dated
                     August 18, 1999 (File No. 333-85451), and incorporated
                     herein by reference).

       10.25 Facultative Obligatory Quota Share Retrocessional Agreement effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. and Aggregate Excess of Loss
                     Agreement effective October 1, 1999 between PXRE
                     Reinsurance Ltd. and PXRE Reinsurance Company.*

       10.26         Lease dated May 9, 1994 between Thornall Associates, L.P.
                     and PXRE Corporation (Exhibit 10.24 to the Annual Report on
                     Form 10-K of PXRE Corporation for the fiscal year ended
                     December 31, 1994 (File No. 0-15428), and incorporated herein by reference) and Lease dated November 1, 1999 between Thornall Associates, L.P. and PXRE Corporation.*

       10.27         Lloyd's Deposit Trust Deed (Third Party Deposit) dated
                     November 29, 1996 between PXRE Limited and PXRE Reinsurance
                     Company (Exhibit 10.32 to the Annual Report on Form 10-K of
                     PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

       10.28         Letter of Credit dated November 22, 1996 issued by The
                     Chase Manhattan Bank by order of PXRE Reinsurance Company for the benefit of Lloyd's (Exhibit 10.33 to the Annual
                     Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

       10.29         Lloyd's Security Trust Deed (Letter of Credit and Bank
                     Guarantee) dated November 29, 1997 between PXRE Limited and
                     Lloyd's (Exhibit 10.34 to the Annual Report on Form 10-K of
                     PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

       10.30         Operating Agreement of Cat Bond Investors, effective as of
                     June 9, 1997 among Cat Bond Investors, Phoenix Home Life and PXRE Corporation (Exhibit 10.35 to the Annual Report on
                     Form 10-K of PXRE Corporation for the fiscal year ended
                     December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

       10.31         Employment Agreement dated July 16, 1998 between PXRE
                     Managing Agency Limited and Peter G. Butler (Exhibit 10.37 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428) and incorporated herein by reference). (M)

-------------------------
* Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       10.32         Employment Agreement dated June 8, 1998 between PXRE
                     Corporation and Michael J. Toman (Exhibit 10.38 to the
                     Annual Report on Form 10-K of PXRE Corporation for the
                     fiscal year ended December 31, 1998 (File No. 0-15428)
                     and incorporated herein by reference). (M)

       10.33         Employment Agreement dated April 14, 1999 between PXRE
                     Reinsurance Company and Jeffrey Mayer (Exhibit 10.39 to
                     PXRE Corporation's Form 10-Q for the quarterly period ended
                     June 30, 1999 (File No. 0-15428) and incorporated herein by reference). (M)

       10.34         Investment Advisory Services Agreement between PXRE
                     Corporation and Mariner Investment Group, Inc. dated March
                     14, 2000.*

        11           Statement re computation of earnings per share.

        12           Statement re computation of ratios.*

        21 List of Subsidiaries. At December 31, 1999, PXRE had the following subsidiaries: PXRE Reinsurance Ltd., a Bermuda insurance company; PXRE (Barbados) Ltd., a Barbados company; PXRE Corporation, a Delaware corporation; PXRE
                     Reinsurance Company, a Connecticut insurance company;
                     Transnational Insurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Limited., an English company (the sole member of PG Butler Syndicate 1224 at Lloyd's); PXRE
                     Managing Agency Limited (the managing agency for PG Butler
                     Syndicate 1224 at Lloyd's); PXRE Trading Corporation, a
                     Delaware corporation; TREX Trading Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); CAT Fund, L.P., a Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading and TREX Trading are the only limited partners); Cat Bond Investors L.L.C. (of which PXRE
                     Delaware and Phoenix Home Life are the only members); PXRE
                     Solutions Inc., a Connecticut corporation; PXRE Direct
                     Underwriting Managers, Inc., a Connecticut corporation; and
                     PXRE Underwriting Managers, Inc., a Virginia corporation.
                     (See the discussion in this Form 10-K under the captions
                     "Business" and "Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.")

        23 Consent of PricewaterhouseCoopers, independent accountants to PXRE. (Included as part of Item 14(a)(2) of this Form
                     10-K.)

        24           Powers of Attorney.*

        27           Financial Data Schedule (electronic filing only).*

-------------------------
* Filed herewith.

(M) Indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                         EXHIBIT                                 PAGE
 --------                                       ---------                               ------
       28            Information from reports furnished to state insurance
                     regulatory authorities.**



-------------------------
* Filed in paper under cover of Form SE.

                              STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................  'r'
The service mark symbol shall be expressed as.............................. 'sm'
The British pound sterling sign shall be expressed as......................  'L'