Form 10-Q
period 2000-03-31
PXRE GROUP LTD
filed 2000-05-12
CIK 1091748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                 --------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________


                         COMMISSION FILE NUMBER 1-15259

                                 PXRE GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            BERMUDA                                                98-0214719
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

99 FRONT STREET                                                  SUITE 231
HAMILTON HM 12                                                   12 CHURCH STREET
BERMUDA                                                          HAMILTON HM 11
                                                                 BERMUDA
(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)    (MAILING ADDRESS)

                                 (441) 296-5858
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---     ---

         As of May 8, 2000, 11,765,053 common shares, $1.00 par value per share, of the Registrant were outstanding.

================================================================================

                                PXRE GROUP LTD.
                                     INDEX

PART I. FINANCIAL INFORMATION

     Consolidated Balance Sheets at March 31, 2000
         and December 31, 1999                                                 3

     Consolidated Statements of Operations and Comprehensive Income
         for the three months ended March 31, 2000 and 1999                    4

     Consolidated Statements of Stockholders' Equity for the three
         months ended March 31, 2000 and 1999                                  5

     Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999                                         6

     Notes to Consolidated Interim Financial Statements                        7

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

PART II. OTHER INFORMATION                                                    26

PXRE            CONSOLIDATED BALANCE SHEETS
GROUP LTD.      (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 March 31,         December 31,
                                                                                                   2000                1999
                                                                                              -------------       -------------
Assets         Investments:
               Fixed maturities, available-for-sale, at fair value (amortized
                       cost $298,502,000 and $329,962,000, respectively) ...............      $ 291,310,542       $ 321,247,527
               Equity securities, at fair value (cost $15,820,000 and $26,214,000) .....         14,720,230          24,840,360
               Short-term investments ..................................................         46,759,571          50,004,473
               Limited partnerships, at equity (cost $100,745,000 and $93,147,000) .....        126,693,455         113,475,717
                                                                                              -------------       -------------
                       Total investments ...............................................        479,483,798         509,568,077
               Cash ....................................................................         36,984,522          14,735,040
               Accrued investment income ...............................................          3,991,704           4,186,849
               Receivables:
                 Unreported premiums ...................................................         45,999,294          40,216,340
                 Balances due from intermediaries and brokers, net .....................         31,228,358          21,549,113
                 Other receivables .....................................................         17,245,944          22,971,088
               Reinsurance recoverable .................................................        106,719,306         106,702,307
               Ceded unearned premiums .................................................         29,873,571          19,582,260
               Deferred acquisition costs ..............................................         11,696,925           7,809,971
               Current income tax recoverable ..........................................         12,363,359          12,628,414
               Deferred tax asset ......................................................         11,266,865          11,531,000
               Other assets ............................................................         10,178,018           8,699,650
                                                                                              -------------       -------------
                       Total assets ....................................................      $ 797,031,664       $ 780,180,109
                                                                                              =============       =============

Liabilities    Losses and loss expenses ................................................      $ 250,578,533       $ 261,551,353
               Unearned premiums .......................................................         67,111,641          42,218,837
               Debt payable ............................................................         65,000,000          75,000,000
               Other liabilities .......................................................         46,655,411          38,609,857
                                                                                              -------------       -------------
                       Total liabilities ...............................................        429,345,585         417,380,047
                                                                                              -------------       -------------

               Minority interest in consolidated subsidiary:
                       Company-obligated mandatorily redeemable capital trust
                       pass-through securities of subsidiary trust holding solely a
                       company-guaranteed related subordinated debt ....................         99,522,122          99,521,079
Stockholders'  Serial preferred stock, $1.00 par value -- 10,000,000 shares authorized
Equity          respectively; 0 shares issued and outstanding ..........................                  0                   0
               Common stock, $1.00 par value - 50,000,000 shares
                authorized, 11,758,174 and 11,679,769 shares issued, respectively                11,758,174          11,679.769
               Additional paid-in capital ..............................................        174,559,921         173,682,802
               Accumulated other comprehensive income:
                Net unrealized depreciation on investments, net of deferred
                income tax benefit of $2,892,000 and $3,520,000, respectively ... ......         (5,568,595)         (6,752,002)
               Retained earnings .......................................................         93,235,211          89,932,620
               Restricted stock at cost ( 391,512 and 369,483 shares) ..................         (5,820,754)         (5,264,206)
                                                                                              -------------       -------------
                        Total stockholders' equity .....................................        268,163,957         263,278,983
                                                                                              -------------       -------------
                        Total liabilities and stockholders' equity .....................      $ 797,031,664       $ 780,180,109
                                                                                              =============       =============


             The accompanying notes are an integral part of these statements.

PXRE         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
GROUP LTD.   (Unaudited)
-------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,

                                                                                  2000                    1999
                                                                                  ----                    ----
Revenues       Net premiums earned ........................................  $35,741,576             $ 23,830,950
               Net investment income ......................................   11,943,818                7,200,592
               Net realized investment losses .............................     (535,862)              (2,576,011)
               Management fees ............................................    1,794,311                  896,616
                                                                             -----------            -------------
                                                                              48,943,843               29,352,147
                                                                             -----------            -------------

Losses and     Losses and loss expenses incurred ..........................   23,695,657               18,898,062
Expenses       Commissions and brokerage ..................................    7,861,401                6,406,928
               Other operating expenses ...................................    9,805,047                6,237,793
               Interest expense ...........................................    1,280,045                  831,285
               Minority interest in consolidated subsidiary ...............    2,218,632                2,108,441
                                                                             -----------            -------------
                                                                              44,860,782               34,482,509
                                                                             -----------            -------------

               Income (loss) before income taxes ..........................    4,083,061               (5,130,362)
               Income tax (provision) benefit .............................      (74,500)               2,368,000

               Net income (loss)
                                                                             -----------            -------------
                                                                               4,008,561               (2,762,362)

Comprehensive  Other comprehensive income (loss), net of tax:
Income         Net unrealized appreciation (depreciation) on investments ..    1,183,407               (3,435,956)
                                                                             -----------            -------------
               Comprehensive income (loss) ................................  $ 5,191,968             $ (6,198,318)
                                                                             ===========            =============

Per Share      Basic:
                 Net income (loss) ........................................  $      0.35             $      (0.23)
                                                                             ===========            =============
                 Average shares outstanding ...............................   11,384,248               11,889,636
                                                                             ===========            =============

               Diluted:
                 Net income (loss) ........................................  $      0.35             $      (0.23)
                                                                             ===========            =============
                 Average shares outstanding ...............................   11,534,771               11,889,636
                                                                             ===========            =============


             The accompanying notes are an integral part of these statements.

PXRE               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GROUP LTD.         (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                    March 31,
                                                             2000                  1999
                                                             ----                  ----
Common Stock:      Balance at beginning of period        $  11,679,769        $     149,382
                   Issuance of shares                           78,405                1,932
                                                         -------------        -------------
                     Balance at end of period            $  11,758,174        $     151,314
                                                         =============        =============

Additional         Balance at beginning of period        $ 173,682,802        $ 259,147,554
Paid-in Capital:   Issuance of common shares                 1,176,581            3,901,077
                   Other                                      (299,462)            (139,466)
                                                         -------------        -------------
                     Balance at end of period            $ 174,559,921        $ 262,909,165
                                                         =============        =============

Treasury Stock:    Balance at beginning of period        $           0        $ (61,420,025)
                   Repurchase of common stock                 (306,906)         (13,906,108)
                   Cancellation of common stock                306,906
                                                         -------------        -------------
                     Balance at end of period            $           0        $ (75,326,133)
                                                         =============        =============
Unrealized
Appreciation       Balance at beginning of period        $  (6,752,002)       $       6,253
(Depreciation)     Change in fair value for the period       1,183,407           (3,435,956)
on Investments:                                          -------------        -------------
                     Balance at end of period            $  (5,568,595)       $  (3,429,703)
                                                         =============        =============

Retained           Balance at beginning of period        $  89,932,620        $ 139,842,939
Earnings:          Net income (loss)                         4,008,561           (2,762,362)
                   Dividends paid to common stockholders      (705,970)          (3,162,862)
                                                         -------------        -------------
                     Balance at end of period             $ 93,235,211        $ 133,917,715
                                                          ============        =============

Restricted Stock:  Balance at beginning of period         $ (5,264,206)       $  (3,350,597)
                   Issuance of restricted stock             (1,158,125)          (3,750,094)
                   Amortization of restricted stock            601,577              521,628
                                                          ------------        -------------
                     Balance at end of period             $ (5,820,754)       $  (6,579,063)
                                                          ============        =============

Total              Balance at beginning of period         $263,278,983        $ 334,375,506
Stockholders'      Issuance of common shares                 1,254,986            3,903,009
Equity:            Repurchase of common stock                 (306,906)         (13,906,108)
                   Restricted stock, net                      (556,548)          (3,228,466)
                   Unrealized appreciation (depreciation)
                     on investments net of deferred income
                     tax                                     1,183,407           (3,435,956)
                   Net income (loss)                         4,008,561           (2,762,362)
                   Dividends                                  (705,970)          (3,162,862)
                   Other                                         7,444             (139,466)
                                                         -------------        -------------
                     Balance at end of period            $ 268,163,957        $ 311,643,295
                                                         =============        =============


             The accompanying notes are an integral part of these statements.

PXRE               CONSOLIDATED STATEMENTS OF CASH FLOWS
GROUP LTD.         (Unaudited)
--------------------------------------------------------------------------------

                                                                            Three Months Ended March 31,

                                                                                2000             1999
                                                                                ----             ----
Cash Flows         Net (loss) income                                        $ 4,008,561      $ (2,762,362)
from Operating     Adjustments to reconcile net income to net cash
Activities           provided by operating activities:
                       Losses and loss expenses                             (10,972,820)      (11,184,503)
                       Unearned premiums                                     14,601,493        14,996,805
                       Deferred acquisition costs                            (3,886,954)       (3,206,029)
                       Receivables                                           (4,695,559)      (31,892,979)
                       Reinsurance balances payable                           5,267,097         6,242,372
                       Reinsurance recoverable                               (5,203,215)        7,577,324
                   Income tax recoverable                                       247,071         7,895,000
                   Equity in earnings of limited partnerships                (6,686,075)      (23,638,098)
                   Other                                                      4,662,437        33,374,680
                                                                             ----------        ----------
                      Net cash used by operating activities                  (2,657,964)       (2,597,790)
                                                                             ----------        ----------


Cash Flows         Cost of fixed maturity investments                        (8,792,522)      (43,314,511)
from Investing     Fixed maturity investments matured/disposed               39,261,086        37,505,132
Activities         Payable for securities                                    (2,024,150)       10,800,088
                   Cost of equity securities                                 (1,269,612)       (5,904,399)
                   Equity securities disposed                                11,921,100        20,695,859
                   Net change in short-term investments                       4,211,348       (15,358,055)
                   Limited partnerships disposed                                750,808        (4,304,740)
                   Limited partnerships purchased                            (8,227,623)       11,022,716
                                                                             ----------        ----------
                      Net cash provided by investing activities              35,830,435        11,142,090
                                                                             ----------        ----------


Cash Flows         Proceeds from issuance of common stock                        89,887           152,915
from Financing     Cash dividends paid to common stockholders                  (705,970)       (3,162,862)
Activities         Proceeds of debt                                         (10,000,000)                0
                   Cost of stock repurchased                                   (306,906)      (13,906,108)
                                                                            -----------       -----------
                      Net cash used by financing activities                 (10,922,989)      (16,916,055)
                                                                            -----------       -----------

                   Net change in cash                                        22,249,482        (8,371,755)
                   Cash, beginning of period                                 14,735,040        16,117,473
                                                                            -----------       -----------
                   Cash, end of period                                      $36,984,522       $ 7,745,718
                                                                            ===========       ===========


        The accompanying notes are an integral part of these statements.

PXRE             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------


1. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION
         On October 5, 1999, PXRE completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Corporation and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd., and operations in Barbados through PXRE (Barbados) Ltd. The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with generally accepted accounting principles ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (collectively referred to as "PXRE"), and its subsidiaries PXRE Corporation, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., Transnational Insurance Company ("Transnational"), PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Managing Agency Limited, PXRE Reinsurance Ltd., and PXRE (Barbados) Ltd. The financial statements for the three months ended March 31, 1999, reflect the financial position and results of operations of PXRE Corporation and subsidiaries.
         In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30, to a calendar year ending December 31. The U.K. operations are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.
         PXRE, through its wholly-owned subsidiaries, principally provides property and casualty reinsurance products and services through broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.
         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1999 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.
         Certain amounts in 1999 were reclassified to be consistent with the 2000 presentation.

PXRE             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------


2. REINSURANCE

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of reinsurance on premiums written and earned are as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                   2000                   1999
                                                   ----                   ----
                                                            ($000's)
Premiums written
Assumed                                          $ 82,067              $ 61,650
Direct                                                277                   558
                                                 --------              --------
Gross premiums written                             82,344                62,208
Ceded premiums written                            (25,459)              (23,380)
                                                 --------              --------
Net premiums written                             $ 56,885              $ 38,828
                                                 ========              ========
Premiums earned
Assumed                                          $ 56,781              $ 35,454
Direct                                                 67                   181
Ceded                                             (21,107)              (11,804)
                                                 --------              --------
Net premiums earned                              $ 35,741              $ 23,831
                                                 ========              ========

3. EARNINGS PER SHARE

         The table below presents the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED MARCH 31,
                                                                2000                1999
                                                                ----                ----
Net income (loss) available to
common stockholders                                         $  4,008,561        $ (2,762,362)

Weighted average shares of common
 stock outstanding:
Weighted average shares of common
 outstanding (basic)                                          11,384,248          11,889,636
Equivalent shares of stock options                                55,866                   0
Equivalent shares of restricted stock                             94,657                   0
                                                            ------------        ------------
Weighted average common
 equivalent shares (diluted)                                  11,534,771          11,889,636
                                                            ============        ============

Weighted average common
 equivalent shares when anti-
  dilutive

Per share amounts:

Basic net income (loss)                                     $       0.35        $      (0.23)
Diluted net income (loss)                                   $       0.35        $      (0.23)


PXRE             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------


4. INCOME TAXES

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

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         PXRE Group Ltd. ("PXRE" or the "Company") - with operations principally in Bermuda, Barbados, the United States, the United Kingdom and Europe - provides reinsurance products and services to a worldwide market place. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks and it offers both broker based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. The Company's shares trade on the New York Stock Exchange under the symbol PXT. On October 5, 1999 PXRE Corporation, a Delaware holding company ("PXRE Delaware") completed a reorganization that resulted in the formation of the Company which became the ultimate parent holding company of PXRE Delaware. Holders of PXRE Delaware common stock automatically became holders of the same number of PXRE common shares. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), and operations in Barbados through PXRE (Barbados) Ltd. ("PXRE Barbados").

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

         Meanwhile, PXRE has adopted an ambitious diversification strategy involving:

       o the establishment of a direct presence in the Lloyd's market;

       o the addition of a reinsurance platform offering primarily casualty products directly to customers;

       o the enhancement of its international broker market reinsurance platform to include additional lines of business including casualty risks;

       o an acceleration of business offerings to one of its managed business participants;

       o the formation of a finite reinsurance unit; and

       o the establishment of a direct presence in the Bermuda market.

         At March 31, 2000, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business with Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1999 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in previous years.

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

         PXRE and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not require them to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that PXRE Group or a non-U.S. subsidiary is engaged in a trade or business in the United States. The Company understands that certain U.S.-based insurance companies are advocating an amendment to the U.S. Internal Revenue Code which would impose U.S. federal income tax on a domestic insurer which is controlled by a foreign reinsurer on the deemed investment income on its reserves on U.S. risks ceded to one or more foreign reinsurers. At this point, the Company is unable to predict whether this legislative effort will be successful, what form any such legislation may ultimately take and what impact any such legislation would have on the Company. If PXRE Group or any of its non-U.S. subsidiaries were subject to U.S. income tax, PXRE Group's shareholders' equity and earnings could be materially adversely affected.

COMPARISON OF FIRST QUARTER RESULTS FOR 2000 WITH 1999

                                                Three Months Ended March 31,
                                                ----------------------------
                                                                       Increase
                                              2000          1999      (Decrease)
                                              ----          ----      ----------
                                                     (000's)               %

GROSS PREMIUMS WRITTEN                      $82,344       $62,208         32.4%

CEDED PREMIUMS:
   Managed business participants             12,000         7,540         59.2
   Catastrophe coverage                      13,459        15,840        (15.0)
                                            -------       -------
      Total reinsurance premiums
         ceded                               25,459        23,380          8.9
                                            -------       -------
NET PREMIUMS WRITTEN                        $56,885       $38,828         46.5
                                            =======       =======

         Gross premiums written for the three months ended March 31, 2000, increased 32.4% to $82,344,000 from $62,208,000 for the corresponding period of 1999. Net premiums written for the first quarter of 2000, increased 46.5% to $56,885,000 from $38,828,000 for the corresponding period of 1999. Net premiums earned for the first quarter of 2000, increased 49.9% to $35,742,000 from $23,831,000 for the comparable period of 1999. Gross written, net written and net earned premium for the three months ended March 31, 2000 increased from prior-year levels reflecting higher premiums in all business segments shown below.

         In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30, to a calendar year ending December 31. The U.K. operations are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.

         PXRE decided during the quarter to withdraw from the excess and surplus lines and property facultative markets. These units were unable to write the planned amounts of profitable, complementary non-catastrophe business without adding unacceptable amounts of uncapped catastrophe exposure. Net premiums earned on this business were not material in 1999.

         Premiums ceded by PXRE to its managed business participants increased 59.2% to $12,000,000 for the first quarter of 2000 compared with $7,540,000 for corresponding period of 1999. The increase in premiums ceded to these programs was due primarily to the increase in gross premiums written, including reinstatement premiums on 1999 catastrophe loss development.

         During the first quarter of 2000, catastrophe coverage and other reinsurance ceded premiums written decreased due to PXRE fronting less business on behalf of other reinsurers. PXRE's property business is protected by a series of retrocessional agreements which currently provide protection principally against unusual severity of loss and are not designed to protect PXRE's exposure to smaller, more frequent loss occurrences.

         The following tables summarize the first quarter of 2000 and 1999 net written and earned premium by PXRE's business segments:

Net Premiums Written                As of                            As of
   ($000's)                        March 31,                        March 31,
                                     2000            %                1999            %
                                     ----           ---               ----           ---
Catastrophe and Risk Excess
   North American                $  4,960                         $  5,300
   International                   28,895                           22,651
   Excess of loss cessions         (5,086)                          (6,460)
                                 --------                         --------
      Subtotal                     28,769           50.6            21,491          55.3
                                 --------                         --------
Casualty
   North American                   8,588                            6,849
   International                    4,059                            3,162
                                 --------                         --------
                                   12,647           22.2            10,011          25.8
                                 --------                         --------
Structured/Finite Business
   North American                       0                                0
   International                    2,580                                0
                                 --------                         --------
                                    2,580            4.5                 0          0.00
                                 --------                         --------
Other Lines
   North American                    (160)                             621
   International                   13,049                            6,705
                                 --------                         --------
                                   12,889           22.7             7,326          18.9
                                 --------          -----          --------         -----
Total                            $ 56,885          100.0%         $ 38,828         100.0%
                                 ========          =====          ========         =====

Net Premiums Earned                 As of                            As of
   ($000's)                        March 31,                        March 31,
                                     2000            %                1999            %
                                     ----           ---               ----           ---
Catastrophe and Risk Excess
   North America                 $  4,812                         $  3,932
   International                   19,706                           13,253
   Excess of loss cessions         (6,315)                          (2,136)
                                 --------                         --------
   Subtotal                        18,203           51.0            15,049          63.1
                                 --------                         --------
Casualty
   North America                    4,097                            2,205
   International                    2,212                            1,060
                                 --------                         --------
                                    6,309           17.7             3,265          13.7
                                 --------                         --------
Structured/Finite Business
   North America                        0                                0
   International                      226                                0
                                 --------                         --------
                                      226            0.6                 0           0.0
                                 --------                         --------
Other Lines
   North American                     356                              769
   International                   10,648                            4,748
                                 --------                         --------
                                   11,004           30.7             5,517          23.2
                                 --------          -----          --------         -----
Total                            $ 35,742          100.0%         $ 23,831         100.0%
                                 ========          =====          ========         =====

         Management fee income from all sources for the three months ended March 31, 2000, increased 100% to $1,794,000 from $897,000 for the corresponding period of 1999, reflecting higher ceded premiums written, including higher management fee income earned from Select Re.

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

The loss ratio was 66.3% for the first quarter of 2000 compared with 79.3% for the comparable period of 1999. The loss ratio for the first three months of 2000 reflected incurred catastrophe losses of $14,504,000 gross and $9,271,000 net. In comparison, the loss ratio for the first quarter of 1999 reflected incurred catastrophe losses of $13,024,000 gross and $7,870,000 net largely due to Hurricanes Georges and Mitch.

         Significant catastrophe losses increasing (decreasing) the three months ended March 31, 2000 loss ratio are as follows:

                                         Amount of Losses
                                         ----------------
Loss Event                    Gross                          Net
----------                    -----                          ---
                                              ($000's)
French Storm Martin          $15,570                       $11,671
French Storm Lothar            3,473                         1,290
Hurricane Floyd               (5,131)                       (3,507)

         Significant catastrophe and risk losses affecting the three months ended March 31, 1999 loss ratio are as follows:


                                         Amount of Losses
                                         ----------------
Loss Event                    Gross                          Net
----------                    -----                          ---
                                              ($000's)
Hurricane Georges            $8,536                        $5,649
Hurricane Mitch               2,072                         1,482
One Risk Loss                 2,145                         1,242
Colombian Earthquake          1,923                           918

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $506,000 for the three months ended March 31, 2000 compared to a gain of $459,000 for the corresponding period of 1999.

         During the first quarter of 2000, PXRE experienced adverse development of $8,249,000 net largely due to the French storm Martin. During 1999, PXRE experienced adverse development of $9,196,000 net for prior-year loss and loss expenses primarily related to Hurricanes Georges and Mitch, some development on other 1998 loss events and continued frequency of 1999 loss events.

         The underwriting expense ratio was 44.4% for the first quarter of 2000 compared with 49.4% for the comparable period of 1999. The decrease in underwriting expense ratio was substantially due to the increase in management fee income.

         As a result of the above, the combined ratio was 110.7% for the first quarter of 2000 compared with 128.7% for the comparable period of 1999. The commission and brokerage ratio net of management fee income was 16.9% in the first quarter of 2000 and 23.2% for the comparable period of 1999. The operating expense ratio was 27.4% in the first quarter of 2000 compared with 26.2% in the year earlier period. The decrease in PXRE's GAAP combined ratio was primarily caused by the lower loss ratio from increased premiums earned.

         The following table summarizes the underwriting (loss) and profit by segment for the three months ended March 31, 2000 and 1999:


Underwriting                        As of                            As of
   ($000's)                        March 31,                        March 31,
                                     2000            %                1999            %
                                     ----           ---               ----           ---
Catastrophe and Risk Excess
   North American                $  2,598                         $   (284)
   International                    5,656                              (10)
   Excess of loss cessions           (199)                            (417)
                                 --------                         --------
      Subtotal                      8,055          134.7              (711)        123.2
                                 --------                         --------
Casualty
   North American                     (11)                            (229)
   International                     (352)                            (114)
                                 --------                         --------
                                     (363)          (6.1)             (343)         59.5
                                 --------                         --------
Structured/Finite Business
   North American                       0                                0
   International                      156                                0
                                 --------                         --------
                                      156            2.6                 0
                                 --------                         --------
Other Lines
   North American                    (689)                            (122)
   International                   (1,180)                             599
                                 --------                         --------
                                   (1,869)         (31.2)              477         (82.7)
                                 --------          -----          --------         -----
Total                            $  5,979          100.0%         $   (577)        100.0%
                                 ========          =====          ========         =====


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

         Other operating expenses increased to $9,805,000 for the three months ended March 31, 2000 from $6,238,000 in 1999, as a result of the costs incurred to implement PXRE's planned diversification including an increase in salary and related benefit costs of $2,147,000 as well as the amortization of negative goodwill in 1999 that did not recur in 2000. Operating expenses in the first three months of 2000 increased 5% over the fourth quarter of 1999. Included in other operating expenses were foreign currency exchange losses of $459,000 for 2000 compared to losses of $465,000 for the corresponding period of 1999.

         During the first quarter of 2000, interest expense increased to $1,280,000 as compared to $831,000 in 1999. The increase in interest expense relates to a drawdown of $50,000,000 under a credit facility at a fixed rate of 6.34% on December 30, 1998, and a drawdown of the remaining $25,000,000 of this facility in the fourth quarter of 1999. The variable annual rate on the $25,000,000 was 7.0425% at March 31, 2000. See "Liquidity and Capital Resources". In addition, during the three months ended March 31, 2000, PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources") compared to $2,108,000 in 1999.

         Net investment income for the three months ended March 31, 2000 increased 65.9% to $11,944,000 from $7,201,000 for the comparable period of 1999. The increase in net investment income was caused by an increase in limited partnership investment coupled with strong returns on these investments amounting to $6,750,000 (which are carried on the equity method). PXRE's pre-tax annualized investment yield was 9.4% for the first quarter of 2000 compared with 6.6% for the corresponding quarter in 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the first quarter of 2000 were $536,000 related to portfolio restructuring compared to losses of $2,576,000 in the first quarter of 1999, the latter reflecting a $5,173,000 loss on weather contracts offset by $2,597,000 in net capital gains on securities sales.

         The net effect of foreign currency exchange fluctuations were gains of $47,000 in the first quarter of 2000, as compared to losses of $6,000 for 1999.

         For the reasons discussed above, net income was $4,009,000 for the three months ended March 31, 2000 compared to a net loss of $2,762,000 for the comparable period of 1999. The diluted income per common share was $0.35 for the first quarter of 2000 compared to a net loss per share of $0.23 for the first quarter of 1999, based on diluted average shares outstanding of approximately 11,535,000 in 2000 and 11,890,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries, including PXRE Reinsurance, Transnational Insurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2000, without regulatory approval, is $39,901,000. Transnational Insurance may not declare or pay any dividend to PXRE Reinsurance in 2000 without regulatory approval. During the first quarter of 2000, $8,000,000 in dividends were paid by PXRE Reinsurance. Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, any dividend paid cannot be in an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business.

         Dividends and other permitted payments from PXRE Delaware to PXRE Barbados are expected to be subject to U.S. withholding taxes at the rate of 5% (reduced from 30% under the tax convention between the United States and Barbados) and a 2.5% Barbados corporate income tax.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National

Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50,000,000, and in October 1999, the remaining $25,000,000 was borrowed. On March 31, 2000, PXRE Delaware fulfilled its commitment and made a principal payment of $10,000,000, reducing the outstanding loan to $65,000,000.

         The terms of the Credit Agreement have been amended four times pursuant to a First Amendment and Waiver to Credit Agreement, dated May 18, 1999, and a second Amendment and Waiver to Credit Agreement, dated June 25, 1999 and the First Amended and Restated Credit Agreement dated August 31, 1999. The First Amendment increased the applicable margin percentage for LIBOR loans under the Credit Agreement by 1/8% and changed the governing law from North Carolina to New York law. The Second Amendment modified various covenants related to the investments that PXRE and its subsidiaries are permitted to make under the Credit Agreement. The First Amended and Restated Credit Agreement was undertaken to address the Bermuda redomestication and to provide for PXRE Group Ltd. and PXRE (Barbados) Ltd. as guarantors of the loan obligation. The First Amendment to the First Amended and Restated Credit Agreement clarified certain definitions.

         As amended, loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (1.00% as of March 31, 2000) over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest of 6.34%. The remaining $25,000,000, was borrowed at a variable annual rate at March 31, 2000 of 7.0425%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements or; (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE Group Ltd. is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at March 31, 2000, there was no default under the Credit Agreement.

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

         On January 29, 1997, PXRE Capital Trust I, ("PXRE Capital Trust") a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS 'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 2000 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $2,219,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

         PXRE Delaware has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption and the purchase of outstanding indebtedness and common stock of PXRE Delaware.

         PXRE Delaware files U.S. income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation (collectively, the "Subsidiaries"). PXRE Delaware is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each U.S. Subsidiary makes tax payments to PXRE Delaware in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE Delaware is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a U.S. Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency to PXRE Delaware (or will be entitled to receive a credit if payments exceed the separate return tax liability of the Subsidiary.

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

         Net cash flow used by operations was $2,658,000 during the first quarter of 2000 compared with $2,598,000 in 1999, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         PXRE's management has established general investment procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by Mariner Investment Group, Inc. ("Mariner") the sole shareholder of which is the Chairman of the Board and a founding shareholder of Select Re. PXRE's invested assets consist primarily of fixed maturities and limited partnerships, but also include equities, REITS and short-term investments. PXRE investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. As at March 31, 2000, 70.5% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments, while the balance was in various limited partnerships, mutual funds and equity securities.

The limited partnerships primarily include a fund of funds investing in a multiple number of hedge strategies. The investment policies of PXRE are approved by its Board of Directors.

         During the first quarter of 2000, PXRE has substantially reduced its investment in equities, therefore, reducing its ownership in equities, other than REITS, to less than 1% of the portfolio.

         Of PXRE's fixed maturities portfolio at March 31, 2000, 88.1% of the fair value was in obligations rated "A2" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 31.7% of fixed maturities based on fair value at March 31, 2000. PXRE had no investments in real estate or commercial mortgage loans as of March 31, 2000; however, PXRE has invested in common and preferred shares of publicly traded REITS. The average market yield to maturity of PXRE's fixed maturities portfolio at March 31, 2000 and 1999, was 6.6% and 6.4%, respectively.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. During the first quarter of 2000, PXRE recorded directly to equity an after-tax unrealized gain of $1,183,000 ($0.10 book value per share) in the value of its investment portfolio.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and investments in limited partnerships which invest primarily in marketable fixed income securities, were $46,760,000 at March 31, 2000, compared to $50,004,000 at December 31, 1999.
Limited partnership assets amounting to $126,693,000 at March 31, 2000, compared to $113,476,000 at December 31, 1999, were accounted for under the equity method. Total investment income for limited partnership assets amounted to $6,750,000 for the quarter ended March 31, 2000.

         Dividends declared in the first quarter of 2000 were $706,000 compared to $3,163,000 in the corresponding period of 1999, as a result of the decrease in the per share quarterly dividend from $.26 to $.06 in the third quarter of 1999 in anticipation of the Bermuda redomestication as well as share repurchases in 1999. The expected annual dividend based on shares outstanding at December 31, 1999 is approximately $2,821,000.

         Book value per common share was $22.81 at March 31, 2000.

         In December 1999, PXRE announced a new stock repurchase program of up to 1,000,000 shares. PXRE had approximately 11,758,000 common shares outstanding as of March 31, 2000.

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

         In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $10,000,000. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophe events or meteorological conditions.

         All amounts classified as reinsurance recoverable at March 31, 2000 are considered by management of PXRE to be collectible in all material respects.

MARKET RISK

         PXRE has reviewed the change in its exposure to market risks since December 31, 1999. The components of PXRE's holdings in derivatives and other financial instruments have not materially changed. PXRE's risk management strategy and objectives have not materially changed. PXRE believes that the potential for loss in each market risk sector described at year-end has not materially changed however, PXRE has sold its remaining exposures to emerging market bonds and reduced its equity holdings, thereby reducing credit, market and interest risk further from 1999 year end levels.

         PXRE has observed significant changes in volatility across many markets during the past two months. The potential loss estimate at March 31, 2000, may not reflect the level of loss PXRE could experience under certain circumstances in this market.

INCOME TAXES

         PXRE recognized a tax expense of $74,500 in the first quarter of 2000 compared to tax benefit of $2,368,000 in the corresponding period of 1999. Tax expense in 2000 differed from the statutory rate primarily due to tax exempt income and the dividends received deduction. The tax benefit reported in 1999 was primarily attributable to underwriting losses, tax exempt income and the amortization of negative goodwill.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend", "believe", or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) the frequency and severity of catastrophic events; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of business (these changes include, but are not limited to, the intensity of price competition, the entry of new competitors, existing competitors exiting the market and competitors' development of new products);
(iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio; (viii) decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments; (ix) market fluctuations in equity securities and securities underlying limited partnership investments; (x) foreign currency fluctuations resulting in exchange gains or losses; (xi) changes in the composition of PXRE's investment portfolio; and (xii) changes in tax laws, tax treaties, tax rules and interpretations. In addition to the factors outlined above that are directly related to PXRE's business, PXRE is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

                               PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             None



Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:
                   None

             (b)   Reports on Form 8-K
                   None

                                      SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.




                                                PXRE GROUP LTD.


May 12, 2000                                    By: \s\ James F. Dore
                                                   ------------------
                                                James F. Dore
                                                Executive Vice President
                                                and Chief Financial Officer



                             STATEMENT OF DIFFERENCES

The service mark symbol shall be expressed as...........................'sm'