Form 10-Q
period 2000-06-30
PXRE GROUP LTD
filed 2000-08-14
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             -------       -------

         As of August 8, 2000, 11,776,859 common shares, $1.00 par value per share, of the Registrant were outstanding.


--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX





PART I.  FINANCIAL INFORMATION


     Consolidated Balance Sheets at June 30, 2000
         and December 31, 1999                                                    3


     Consolidated Statements of Operations and Comprehensive Income
         for the three and six months ended June 30, 2000 and 1999                4


     Consolidated Statements of Stockholders' Equity for the three and six
         months ended June 30, 2000 and 1999                                      5


     Consolidated Statements of Cash Flows for the three and six months
         ended June 30, 2000 and 1999                                             6


     Notes to Consolidated Financial Statements                                   7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               12


PART II.  OTHER INFORMATION                                                      36


PXRE                  CONSOLIDATED BALANCE SHEETS
GROUP LTD.
--------------------------------------------------------------------------------

                                                                                                  June 30,       December 31,
                                                                                                    2000             1999
                                                                                                    ----             ----
                                                                                                 (UNAUDITED)
Assets                Investments:
                      Available for sale:
                        Fixed maturities, available-for-sale, at fair value (amortized
                          cost $285,801,000 and $329,962,000, respectively)                     $278,771,746     $321,247,527
                        Equity securities, at fair value (cost $16,100,000 and $26,214,000)       16,544,657       24,840,360
                      Short-term investments                                                      55,364,224       50,004,473
                      Trading securities (cost $26,000,000 and $26,000,000)                       29,888,465       27,806,209
                      Limited partnerships, at equity (cost $82,083,000 and $67,147,000)         104,594,595       85,669,508
                                                                                               -------------    -------------
                            Total investments                                                    485,163,687      509,568,077
                      Cash                                                                        23,158,005       14,735,040
                      Accrued investment income                                                    4,241,002        4,186,849
                      Receivables:
                        Unreported premiums                                                       50,592,433       40,216,340
                        Balances due from intermediaries and brokers, net                         16,802,885       21,549,113
                        Other receivables                                                         25,698,053       22,971,088
                      Reinsurance recoverable                                                    146,134,920      106,702,307
                      Ceded unearned premiums                                                     19,927,781       19,582,260
                      Deferred acquisition costs                                                  10,461,667        7,809,971
                      Current income tax recoverable                                                       0       12,628,414
                      Deferred tax asset                                                          23,174,542       11,531,000
                      Other assets                                                                17,035,225        8,699,650
                                                                                               -------------    -------------
                            Total assets                                                        $822,390,200     $780,180,109
                                                                                               =============    =============

Liabilities           Losses and loss expenses                                                  $291,321,518     $261,551,353
                      Unearned premiums                                                           66,947,989       42,218,837
                      Debt payable                                                                65,000,000       75,000,000
                      Current income tax payable                                                   1,012,701                0
                      Other liabilities                                                           52,835,150       38,609,857
                                                                                               -------------    -------------
                             Total liabilities                                                   477,117,358      417,380,047
                                                                                               -------------    -------------
                       Minority interest in consolidated subsidiary:
                        Company-obligated mandatorily redeemable capital trust
                        pass-through securities of subsidiary trust holding solely a
                        company-guaranteed related subordinated debt                              99,523,181       99,521,079

Stockholders'         Serial preferred stock, $1.00 par value -- 10,000,000 shares authorized
Equity                  respectively; 0 shares issued and outstanding                                      0                0
                      Common stock, $1.00 par value -- 50,000,000 shares
                        authorized,  11,766,265 and 11,679,769 shares issued, respectively        11,766,265       11,679,769
                      Additional paid-in capital                                                 174,530,456      173,682,802
                      Accumulated other comprehensive income:
                        Net unrealized depreciation on investments, net of deferred
                           income tax benefit of $2,297,000 and $3,520,000, respectively          (4,444,679)      (6,752,002)
                      Retained earnings                                                           69,001,226       89,932,620
                      Restricted stock at cost ( 389,471 and 369,483 shares)                      (5,103,607)      (5,264,206)
                                                                                               -------------    -------------
                            Total stockholders' equity                                           245,749,661      263,278,983
                                                                                               -------------    -------------
                            Total liabilities and stockholders' equity                          $822,390,200     $780,180,109
                                                                                               =============    =============

                      The accompanying notes are an integral part of these statements.

PXRE              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
GROUP LTD.        (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                                    2000           1999           2000           1999
                                                                    ----           ----           ----           ----
Revenues       Net premiums earned                               $ 43,639,562   $ 28,694,483    $ 79,381,138   $ 52,525,433
               Net investment income                                5,738,651     10,922,120      17,682,469     18,122,712
               Net realized investment gains (losses)                  73,765      1,193,499        (462,097)    (1,382,512)
               Management fees                                      1,778,920        403,699       3,573,231      1,300,315
                                                                 ------------    -----------    ------------    -----------
                                                                   51,230,898     41,213,801     100,174,741     70,565,948
                                                                 ------------    -----------    ------------    -----------

Losses and     Losses and loss expenses incurred                   68,659,875     17,969,860      92,355,532     36,867,922
Expenses       Commissions and brokerage                            8,875,475      6,138,823      16,736,876     12,545,751
               Other operating expenses                             8,593,333      7,079,920      18,398,380     13,317,713
               Interest expense                                     1,149,198        842,700       2,429,243      1,673,985
               Minority interest in consolidated subsidiary         2,218,719      2,218,328       4,437,351      4,326,769
                                                                 ------------    -----------    ------------    -----------
                                                                   89,496,600     34,249,631     134,357,382     68,732,140
                                                                 ------------    -----------    ------------    -----------

               (Loss) Income before income taxes                  (38,265,702)     6,964,170     (34,182,641)     1,833,808
               Income tax benefit (provision)                      14,738,500     (1,918,000)     14,664,000        450,000
                                                                 ------------    -----------    ------------    -----------
               Net (loss) income                                 $(23,527,202)   $ 5,046,170    $(19,518,641)   $ 2,283,808

Comprehensive  Other comprehensive income (loss), net of tax:
Income         Net unrealized appreciation (depreciation) on
                 investments                                        1,123,916     (3,068,383)      2,307,323     (6,504,339)
                                                                 ------------    -----------    ------------    -----------
               Compreshensive (loss) income                      $(22,403,286)   $ 1,977,787    $(17,211,318)   $(4,220,531)
                                                                 ============    ===========    ============    ===========

Per Share      Basic:                                            ------------    -----------    ------------    -----------
                 Net (loss) income                               $      (2.07)   $      0.44    $      (1.71)   $      0.20
                                                                 ============    ===========    ============    ===========
                 Average shares outstanding                        11,383,097     11,439,018      11,384,085     11,694,417
                                                                 ============    ===========    ============    ===========

               Diluted:                                          ------------    -----------    ------------    -----------
                 Net (loss) income                               $      (2.07)   $      0.44    $      (1.71)   $      0.19
                                                                 ============    ===========    ============    ===========
                 Average shares outstanding                        11,383,097     11,584,551      11,384,085     11,809,238
                                                                 ============    ===========    ============    ===========

               The accompanying notes are an integral part of these statements.

PXRE                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GROUP LTD.            (UNAUDITED)
--------------------------------------------------------------------------------

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                 June 30,
                                                             2000                1999                2000                 1999
                                                             ----                ----                ----                 ----
Common Stock:      Balance at beginning of period        $ 11,758,174       $    151,314         $ 11,679,769        $     149,382
                   Issuance of shares, net                      8,091                314               86,496                2,246
                                                         ------------       ------------         ------------        -------------
                       Balance at end of period          $ 11,766,265       $    151,628         $ 11,766,265        $     151,628
                                                         ============       ============         ============        =============

Additional         Balance at beginning of period        $174,559,921       $262,909,165         $173,682,802        $ 259,147,554
Paid-in Capital:   Issuance of common shares                  178,596            603,096            1,355,177            4,504,173
                   Other                                     (208,061)           (17,946)            (507,523)            (157,412)
                                                         ------------       ------------         ------------        -------------
                       Balance at end of period          $174,530,456       $263,494,315         $174,530,456        $ 263,494,315
                                                         ============       ============         ============        =============

Treasury Stock:    Balance at beginning of period        $          0       $(75,326,133)        $          0        $ (61,420,025)
                   Repurchase of common stock                  (6,888)        (2,289,569)              (6,888)         (16,195,677)
                   Cancelation of common stock                  6,888            (46,600)               6,888              (46,600)
                                                         ------------          ---------         ------------        -------------
                       Balance at end of period          $          0       $(77,662,302)        $          0        $ (77,662,302)
                                                         =============      ============         ============        =============

Unrealized         Balance at beginning of period        $ (5,568,595)      $ (3,429,703)        $ (6,752,002)             $ 6,253
Appreciation       Change in fair value for the period      1,123,916         (3,068,383)           2,307,323           (6,504,339)
(Depreciation)                                           ------------       ------------         ------------         ------------
on Investments:        Balance at end of period          $ (4,444,679)      $ (6,498,086)        $ (4,444,679)        $ (6,498,086)
                                                         ============       ============         ============         ============

Retained           Balance at beginning of period        $ 93,235,211       $133,917,715         $ 89,932,620         $139,842,939
Earnings:          Net (loss) income                      (23,527,202)         5,046,170          (19,518,641)           2,283,808
                   Dividends paid to common stockholders     (706,783)        (3,055,709)          (1,412,753)          (6,218,571)
                                                         ------------       ------------         ------------         ------------
                       Balance at end of period          $ 69,001,226       $135,908,176         $ 69,001,226         $135,908,176
                                                         ============       ============         ============         ============

Restricted Stock:  Balance at beginning of period        $ (5,820,754)      $ (6,579,063)        $ (5,264,206)        $ (3,350,597)
                   Issuance of restricted stock              (118,320)          (474,750)          (1,276,445)          (4,224,844)
                   Amortization of restricted stock           670,054            616,217            1,271,631            1,137,845
                   Other                                      165,413             46,600              165,413               46,600
                                                         ------------       ------------         ------------         ------------
                       Balance at end of period          $ (5,103,607)      $ (6,390,996)        $ (5,103,607)        $ (6,390,996)
                                                         ============       ============         ============         ============

Total              Balance at beginning of period        $268,163,957       $311,643,295         $263,278,983         $334,375,506
Stockholders'      Issuance of common shares                  186,687            603,410            1,441,673            4,506,419
Equity:            Repurchase of common stock                  (6,888)        (2,289,569)              (6,888)         (16,195,677)
                   Restricted stock, net                      551,734            141,467               (4,814)          (3,086,999)
                   Unrealized (depreciation)
                     appreciation on investments net
                     of deferred income tax                 1,123,916         (3,068,383)           2,307,323           (6,504,339)
                   Net (loss) income                      (23,527,202)         5,046,170          (19,518,641)           2,283,808
                   Dividends                                 (706,783)        (3,055,709)          (1,412,753)          (6,218,571)
                   Other                                      (35,760)           (17,945)            (335,222)            (157,412)
                                                         ------------       ------------         ------------         ------------
                       Balance at end of period          $245,749,661       $309,002,735         $245,749,661         $309,002,735
                                                         ============       ============         ============         ============



        The accompanying notes are an integral part of these statements.

PXRE                  CONSOLIDATED STATEMENTS OF CASH FLOWS
GROUP LTD.            (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     Three Months Ended June 30,      Six Months Ended June 30,

                                                                         2000           1999           2000             1999
                                                                         ----           ----           ----             ----

Cash Flows       Net (loss) income                                   $(23,527,202)  $  5,046,170    $(19,518,641)  $  2,283,808
from Operating   Adjustments to reconcile net income to net cash
Activities         provided by operating activities:
                      Losses and loss expenses                         40,742,981     10,232,478      29,770,161       (952,025)
                      Unearned premiums                                 9,782,138         79,076      24,383,631     15,075,881
                      Deferred acquisition costs                        1,235,258       (743,093)     (2,651,696)    (3,949,122)
                      Receivables                                      11,159,827     20,621,140       6,464,268    (11,271,839)
                      Reinsurance balances payable                     (3,060,035)    (7,557,935)      2,207,062     (1,315,563)
                      Reinsurance recoverable                         (39,415,614)    (3,990,836)    (44,618,829)     3,586,488
                 Income tax recoverable                                 2,539,632      2,581,378       2,786,703     10,476,378
                 Equity in earnings of limited partnerships            (1,134,574)    (5,508,581)     (7,820,649)    (7,634,399)
                 Other                                                 (8,299,743)   (14,498,736)     (3,637,306)    (2,636,336)
                                                                     ------------   ------------    ------------    -----------
                       Net cash (used) provided by operating
                          activities                                   (9,977,332)     6,261,061     (12,635,296)     3,663,271
                                                                     ------------   ------------    ------------    -----------



Cash Flows       Cost of fixed maturity investments                    (8,588,687)   (39,296,734)    (17,381,209)   (82,611,245)
from Investing   Fixed maturity investments matured/disposed           20,785,381     15,298,682      60,046,467     52,803,814
Activities       Payable for securities                                   108,927       (579,098)     (1,915,223)    10,220,990
                 Cost of equity securities                             (1,481,735)    (1,045,999)     (2,751,347)    (6,950,398)
                 Equity securities disposed                             1,278,290      1,603,831      13,199,390     22,299,690
                 Net change in short-term investments                  (7,853,681)    29,803,859      (3,642,333)    14,445,804
                 Limited partnerships disposed                          1,714,006        222,996       2,464,814     11,245,712
                 Limited partnerships purchased                        (9,173,305)    (9,979,202)    (17,400,928)   (14,283,942)
                                                                     ------------   ------------    ------------    -----------
                       Net cash (used) provided by investing
                          activities                                   (3,210,804)    (3,971,665)     32,619,631      7,170,425
                                                                     ------------   ------------    ------------    -----------



Cash Flows       Proceeds from issuance of common stock                    75,290         63,295         165,177        216,210
from Financing   Cash dividends paid to common stockholders              (706,783)    (3,055,710)     (1,412,753)    (6,218,572)
                 Repurchase of debt                                             0              0     (10,000,000)             0
                 Cost of stock repurchased                                 (6,888)    (2,289,569)       (313,794)   (16,195,677)
                                                                     ------------   ------------    ------------    -----------
                        Net cash (used) provided by financing
                          activities                                     (638,381)    (5,281,984)    (11,561,370)   (22,198,039)
                                                                     ------------   ------------    ------------    -----------

                 Net change in cash                                   (13,826,517)    (2,992,588)      8,422,965    (11,364,343)
                 Cash, beginning of period                             36,984,522      7,745,718      14,735,040     16,117,473
                                                                     ------------   ------------    ------------    -----------
                 Cash, end of period                                 $ 23,158,005   $  4,753,130    $ 23,158,005    $ 4,753,130
                                                                     ============   ============    ============    ===========




        The accompanying notes are an integral part of these statements.

PXRE                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION AND CONSOLIDATION

         On October 5, 1999, PXRE completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Corporation and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd., and operations in Barbados through PXRE (Barbados) Ltd. The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with generally accepted accounting principles ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (collectively referred to as "PXRE"), and its subsidiaries PXRE Corporation, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., Transnational Insurance Company ("Transnational"), PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Managing Agency Limited, PXRE Reinsurance Ltd., and PXRE (Barbados) Ltd. The financial statements for the six months ended June 30, 2000, reflect the financial position and results of operations of PXRE Group Ltd. and subsidiaries.

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

PXRE                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

2. REINSURANCE

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of reinsurance on premiums written and earned are as follows:

                                      Three Months Ended                 Six Months Ended
                                      ------------------                 ----------------
                                           June 30,                          June 30,
                                           --------                          --------
                                     2000             1999              2000              1999
                                     ----             ----              ----              ----
                                                             ($000's)
Premiums written
Assumed                              $70,621          $38,669           $152,868          $100,319
Direct                                     1              575                 98             1,133
                                     -------          -------           --------          --------
Gross premiums written                70,622           39,244            152,966           101,452
Ceded premiums written               (26,909)         (10,470)           (52,368)          (33,851)
                                     -------          -------           --------          --------
Net premiums written                 $43,713          $28,774           $100,598          $ 67,601
                                     =======          =======           ========          ========
Premiums earned
Assumed                              $68,099          $42,152           $124,037          $ 77,606
Direct                                   470              525              1,381               706
Ceded                                (24,930)         (13,983)           (46,037)          (25,787)
                                     -------          -------           --------          --------
Net premiums earned                  $43,639          $28,694           $ 79,381          $ 52,525
                                     =======          =======           ========          ========

         In the second quarter of 2000 PXRE assumed a retroactive reinsurance contract. Gross premiums written and earned under the contract were both $20,024,000. The excess of recorded liabilities over premiums assumed of $7,515,000 is recorded as other receivables and is being amortized into income over the expected settlement period of the underlying liabilities using the interest method. Concurrently, PXRE ceded 50% of this contract. The ceded liability in excess of amounts paid for reinsurance coverage, amounting to $3,872,000, is deferred and amortized into income in the same manner as the assumed contract.

PXRE                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

3. EARNINGS PER SHARE

         The table below presents the computation of basic and diluted earnings per share:

                                                    Three Months Ended                     Six Months Ended
                                                    ------------------                     ----------------
                                                         June 30,                              June 30,
                                                         --------                              --------
                                                 2000                1999                2000             1999
                                                 ----                ----                ----             ----
                                                                                (000's)
Net (loss) income  available to
common stockholders                              $(23,527)           $ 5,046             $(19,519)        $ 2,284
                                                 =========           =======             =========        =======
Weighted average shares of common
  stock outstanding:
Weighted average shares of common
  outstanding (basic)                              11,383             11,439               11,384          11,694
Equivalent shares of stock options                    115                 24                   72              27
Equivalent shares of restricted stock                 194                122                  199              88
                                                 --------            -------             --------         -------
Weighted average common
  equivalent shares (diluted)                      11,692             11,585               11,655          11,809
                                                   ======             ======               ======          ======
Weighted average common
  equivalent shares when anti-dilutive             11,383             11,585               11,384          11,809
                                                   ======             ======               ======          ======

Per share amounts:

Basic net (loss) income                          $  (2.07)           $  0.44             $  (1.71)        $  0.20

Diluted net (loss) income                        $  (2.07)           $  0.44             $  (1.71)        $  0.19

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

5. LOSSES AND LOSS EXPENSE LIABILITIES

         In the second quarter of 2000, PXRE commenced assuming structured product contracts in PXRE Reinsurance Ltd, which is a new line of business for PXRE. Such contracts are recorded on a discounted basis. At June 30, 2000 reserves related to these contracts were discounted by $1,663,000.

PXRE                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

6.       SEGMENT INFORMATION

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, casualty, structured/finite business and all other lines - based on PXRE's method of internal management reporting. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and
Asia) representing all other premiums written. The reportable segments were redefined during 1999.

         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.

         The following table summarizes the underwriting (loss) and profit by segment for the three and six months ended June 30, 2000 and 1999:

Underwriting
   ($000's)                                Three Months Ended                      Six Months Ended
                                         June 30,            June 30,           June 30,           June 30,
                                           2000                1999               2000               1999
                                           ----                ----               ----               ----
Catastrophe and Risk Excess
   North American                        $ 3,378              $1,090            $ 6,027               $ 806
   International                         (25,782)              5,487            (20,182)              5,474
   Excess of loss cessions                (3,227)             (1,944)            (3,424)             (2,388)
                                        --------              ------           --------             -------
     Subtotal                            (25,631)              4,633            (17,579)              3,892
                                        --------              ------           --------             -------
Casualty
   North American                           (544)               (187)              (595)               (329)
   International                            (712)                247             (1,063)                133
                                        --------              ------           --------             -------
                                          (1,256)                 60             (1,658)               (196)
                                        --------              ------           --------             -------
Structured/Finite Business
   North American                              0                   0                  0                   0
   International                             202                   0                358                   0
                                        --------              ------           --------             -------
                                             202                   0                358                   0
                                        --------              ------           --------             -------
Other Lines
   North American                         (1,522)                588             (2,137)                383
   International                          (4,544)               (246)            (5,759)                213
                                        --------              ------           --------             -------
                                          (6,066)                342             (7,896)                596
                                        --------              ------           --------             -------
Total                                   $(32,751)             $5,035           $(26,775)            $(4,292)
                                        =========             ======           =========            =======

PXRE                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

                                                      Three Months Ended                 Six Months Ended
                                                      ------------------                 ----------------
                                                           June 30,                          June 30,
                                                           --------                          --------
                                                     2000            1999             2000              1999
                                                     ----            ----             ----              ----
                                                           ($000's)                          ($000's)
Net underwriting (loss) profit                       $(32,751)       $ 5,035          $(26,775)         $ 4,292
Net investment income                                   5,738         10,922            17,682           18,123
Net realized investment gains (losses)                     74          1,193              (462)          (1,383)
Interest expense                                       (1,149)          (843)           (2,429)          (1,674)
Minority interest in consolidated subsidiary           (2,219)        (2,218)           (4,437)          (4,327)
Operating expenses                                     (8,593)        (7,080)          (18,398)         (13,318)
Other income                                              634            (45)              636              121
                                                     ---------       -------          ---------         -------
(Loss) income before income taxes                    $(38,266)       $ 6,964          $(34,183)         $ 1,834
                                                     =========       =======          =========         =======


Premiums written were assumed principally through reinsurance brokers or intermediaries. As of June 30, 2000 four reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 61% of gross premiums written.

7.       CONTINGENCIES

         Lloyd's of London regulators have imposed additional capital requirements on PXRE Managing Agency, PXRE LLoyd's Syndicate and three other syndicates managed by PXRE Managing Agency, and have restricted their ability to expand their respective businesses, effective for the 2001 year of account. Management of PXRE believes these actions by Lloyd's regulators are unwarranted and will endeavor to have the additional requirements and restrictions lifted as soon as practicable as they could adversely impact PXRE's ability to compete in the Lloyd's of London market. No assurance can be given that PXRE will be successful in such endeavors.

         PXRE entered into weather option agreements in May 1999 with two counteparties. In April 2000 these counter parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial
Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issues these policies. PXRE Delaware disagrees with Terra Nova's denial and will pursue its available legal remedies to collect the sums due under these policies.

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

          the establishment of a direct presence in the Bermuda market; and

          the establishment of a direct presence in the Lloyd's market.


         At June 30, 2000, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business with Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1999 and 2000 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in previous years.

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

         The estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to PXRE's retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require PXRE to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that

PXRE's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and shareholders' equity. Additionally, as a consequence of its emphasis on property reinsurance, PXRE may forego potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

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

         PXRE's invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, real estate investment trusts ("REITS") and short term-investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Although PXRE seeks to preserve its capital by investing in a portfolio of hedge funds and other privately held securities designed to provide diversification of risk, such investments entail substantial risks. Portfolio performance may be adversely impacted by equity and credit market conditions. A generally strong equity market in 1999 and 2000 may have resulted in portfolio returns that are unlikely to be achieved prospectively. There can be no assurance that the investment objectives of PXRE will be achieved, and results may vary substantially over time. In addition, although PXRE seeks to employ investment strategies that are not correlated with its reinsurance exposures, losses in PXRE's investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on PXRE. To PXRE's knowledge, other publicly traded reinsurers generally do not follow PXRE's strategy of investing a significant portion of its invested assets in hedge funds and other privately held securities. See "Investments."

         PXRE's portfolio of hedge funds and other privately held securities is subject to some or all of the following categories of risk: leverage; concentration of investments; lack of liquidity; market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility); currency fluctuations; credit risk of the securities issuer; yield curve risk; political risk for emerging market investments; and spread risk between two or more similar securities. In addition, PXRE is subject to counter-party risk, the risk, when transactions settle on foreign exchanges, the protections afforded on U.S. exchanges will be absent, the risk of exchange controls and the risk that one or more of its hedge fund managers mishandles trading, hedging or deviates from the agreed upon strategy, resulting in loss.

         Fair values for PXRE's investments in hedge funds and other privately held securities generally are established on the basis of the valuations provided quarterly by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed and the differences could be material.

         PXRE utilizes the valuations provided to it by managers of its hedge funds and other privately held securities in preparing the financial statements of PXRE. The carrying values used in such financial statements may not reflect the value received by PXRE when liquidating its investment in a hedge fund or other privately held security. If liquidity is by redemption, the valuations supplied quarterly by the manager of the hedge fund or other privately held security will generally be the value used by the manager to set the redemption price. However, to the extent a manager has discretion in pricing holdings, should substantial redemptions occur in a limited period of time that discretion may be used to price at lower values than would otherwise be used, thus reducing the redemption price. If liquidation of PXRE's investment occurs by virtue of a liquidation of a hedge fund or other privately held securities, PXRE may receive substantially less than the valuation method used by the manager since the valuation method used by the manager is unlikely to use liquidation values. Accordingly, the estimated fair value of PXRE's hedge fund and other privately held investments does not necessarily represent the amount which could be realized upon future sale, including in the event PXRE required liquidity to fund catastrophic losses.

         As PXRE's investment strategy is to invest a significant portion of its investment portfolio in hedge funds and other privately held securities, which are accounted for under the equity method, or in some cases as a trading portfolio, net realized and unrealized gains (losses) on such investments may have a greater effect on PXRE's results of operations at the end of any fiscal period than would be the case for other insurance and/or reinsurance companies.

INVESTMENTS

         PXRE's management has established general investment procedures and guidelines for PXRE's investment portfolio carried out by Phoenix Investment Partners, Limited ("Phoenix Investment Partners"), a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, and by Mariner Investment Group, Inc. ("Mariner") the sole shareholder of which is the Chairman of the Board and a founding shareholder of Select Re. The investment policies of PXRE are approved by PXRE's Board of Directors and the performance of Phoenix Investment Partners and Mariner is monitored by the Investment Committee of PXRE's Board of Directors.

         PXRE's invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, REITS and short-term investments. As of June 30, 2000, 68.9% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments.

         Of PXRE's fixed maturities portfolio at June 30, 2000, 87.8% of the fair value was in obligations rated "A2" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 33.0% of fixed maturities based on fair value at June 30, 2000. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 2000 and 1999, was 6.6% in each period.

         PXRE had no investments in real estate or commercial mortgage loans as of June 30, 2000; however, PXRE has invested in common and preferred shares of publicly traded REITS with a market value of $15,911,000 at June 30, 2000.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. During the first six months of 2000, PXRE recorded directly to equity an after-tax unrealized gain of $2,307,000 ($0.20 book value per share) in the value of its investment portfolio.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $55,364,000 at June 30, 2000, compared to $50,004,000 at December 31, 1999 including one hedge fund amounting to $22,315,000 at June 30, 2000 compared to $20,620,000 at December 31, 1999.

         A principal component of PXRE's investment strategy is investing a significant portion of PXRE's invested assets in a diversified portfolio of hedge funds. As at June 30, 2000, hedge fund investments held by PXRE amounted to approximately $109,099,000, representing 44.4% of June 30, 2000 shareholders' equity. As at June 30, 2000, hedge fund investments were allocated among nineteen managers, with market values ranging from $1,260,000 to $28,046,000. At that date, an investment in a "fund-of-funds" entity affiliated with Mariner amounted to approximately $28,046,000, or 25.7% of total hedge fund investments. Hedge funds in which PXRE is invested that utilize a strategy relating to equities are, based on the recent history for such funds, more likely on an aggregate basis to appreciate in upwardly trending markets and more likely to depreciate in downwardly trending markets, whereas hedge funds utilizing fixed income strategies in which PXRE is invested are on an aggregate basis less correlated to the direction of interest rates based on the recent performance of such funds.

         PXRE's hedge fund managers invest in a variety of markets utilizing a variety of strategies, generally through the medium of private investment companies or other entities. Criteria for the selection of hedge fund managers include, among other factors, the historical performance and/or recognizable prospects of the particular manager and a substantial personal investment by the manager in the investment program. However, managers without past trading histories or substantial personal investment may also be considered. Generally, PXRE's hedge fund managers are compensated or receive profit participations on terms that may include fixed and/or performance-based fees or profit participations.

         Through its hedge fund managers, PXRE may invest or trade in any securities or instruments including, but not limited to, U.S. and non-U.S. equities and equity-related instruments, currencies, commodities and fixed-income and other debt-related instruments and derivative instruments. Hedge fund managers may use both over-the-counter and exchange traded instruments (including derivative instruments such as swaps, futures and forward agreements), trade on margin and engage in short sales. Substantially all strategies hedge fund managers are expected to adopt employ leverage, which magnifies both the potential for gain and the exposure to loss, which may be substantial. Leverage may be obtained through margin arrangements, as well as repurchase, reverse repurchase, securities lending and other techniques. Trades may be on or off exchanges and may be in thinly traded securities or instruments, which creates the risk that attempted purchases or sales may adversely affect the price of a particular investment or its liquidation and may increase the difficulty of valuing particular positions.

         While PXRE seeks capital appreciation with respect to its hedge fund investments, it is also concerned with preservation of capital. For that reason, its hedge fund portfolio is designed to take advantage of broad market opportunities and diversify risk. PXRE does not follow a rigid investment policy with respect to its hedge fund investments that would restrict it from participating in particular markets, strategies or investments. In fact, its hedge fund investments may be deployed and redeployed in whatever investment strategies are deemed appropriate under prevailing economic and market conditions in an attempt to achieve capital appreciation, including, if appropriate, a concentration of investments in a small group of strategies or hedge fund managers. Accordingly, the identity and number of hedge fund managers is likely to change over time.

         Mariner, as investment advisor, allocates assets to the hedge fund managers. Mariner monitors hedge fund performance and periodically reallocates assets in its discretion. Mariner is familiar with a number of hedge fund investment strategies utilized by PXRE's hedge fund managers. Mariner has invested in some of these strategies and has a varying level of knowledge of others. New strategies, or strategies not currently known to Mariner, may come to Mariner's attention and may be adopted from time to time.

         As at June 30, 2000 PXRE's investment portfolio also included approximately $47,700,000 of mezzanine bond and equity limited partnership investments, with market values ranging from $6,000,000 to $10,500,000, and remaining aggregate cash call commitments in respect of such investments of $4,559,000. Mariner also monitors the performance of these investments.

         Hedge funds and other privately held securities are accounted for under the equity method or as part of a trading portfolio. Total investment income for the six months ended June 30, 2000 included $7,951,000 attributable to hedge funds and other privately held securities.

         PXRE's hedge fund and other privately held securities program should be viewed as exposing it to the risk of substantial losses, which PXRE seeks to reduce through its multi-asset and multi management strategy. There can be no assurance, however, that this strategy will prove to be successful.

COMPARISON OF SECOND QUARTER RESULTS FOR 2000 WITH 1999

                                                                  Three Months Ended June 30,
                                                                  ----------------------------
                                                                                                   Increase
                                                              2000                1999            (Decrease)
                                                              ----                ----            ----------
                                                                       (000's)                        %
Gross premiums written                                        $70,622            $39,245                 79.9

Ceded premiums:
  Managed business participants                                22,004              5,309                314.5
  Catastrophe coverage and surplus reinsurance                  4,905              5,162                 (5.0)
                                                              -------            -------
     Total reinsurance premiums ceded                          26,909             10,471                156.9
                                                              -------            -------

Net premiums written                                          $43,713            $28,774                 51.9
                                                              =======            =======

         Gross premiums written for the three months ended June 30, 2000, increased 79.9% to $70,622,000 from $39,245,000 for the corresponding period of 1999. Net premiums written for the second quarter of 2000, increased 51.9% to $43,713,000 from $28,774,000 for the corresponding period of 1999. Net premiums earned for the second quarter of 2000, increased 52.1% to $43,640,000 from $28,694,000 for the comparable period of 1999. Gross written, net written and net earned premium for the three months ended June 30, 2000 increased from prior-year levels reflecting higher premiums in all business segments shown below, with the exception of other lines. The increases include one retrospectively rated finite contract written in the second quarter of 2000, which resulted in gross premiums written of $20,024,000, ceded premiums written of $10,012,000 and net premiums written and earned of $10,012,000.

         In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30, to a calendar year ending December 31. The U.K. operations are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.

         Premiums ceded by PXRE to its managed business participants increased 314.5% to $22,004,000 for the second quarter of 2000 compared with $5,309,000 for the corresponding period of 1999. The increase in premiums ceded to these programs was due primarily to the increase in gross premiums written, including the cession of 50% of the finite transaction discussed above.

         During the second quarter of 2000, catastrophe coverage and other reinsurance ceded premiums written decreased due to PXRE fronting less business on behalf of other reinsurers offset by additional retrocessional coverage purchases. PXRE's property business is protected by a series of retrocessional agreements which provide protection against unusual severity of loss. Through June 30, 2000 these protections did not protect PXRE against exposure to smaller, more frequent loss occurrences.

         The following tables summarize the second quarter of 2000 and 1999 net written and earned premium by PXRE's business segments:

Net Premiums Written                  Three Months Ended                         Three Months Ended
   ($000's)                                 June 30,                                   June 30,
                                             2000                 %                     1999                  %
                                             ----                 -                     ----                  -
Catastrophe and Risk Excess
   North American                          $ 4,297                                    $ 3,392
   International                            11,912                                     10,433
   Excess of loss cessions                  (1,701)                                      (605)
                                           -------                                    -------
     Subtotal                               14,508               33.2                  13,220               45.9
                                           -------                                    -------

Casualty
   North American                            4,712                                      3,005
   International                             2,475                                      2,009
                                           -------                                    -------
                                             7,187               16.4                   5,014               17.4
                                           -------                                    -------

Structured/Finite Business
   North American                                0                                          0
   International                            15,346                                          0
                                           -------                                    -------
                                            15,346               35.1                       0                0.0
                                           -------                                    -------

Other Lines
   North American                              183                                      3,549
   International                             6,489                                      6,991
                                           -------                                    -------
                                             6,672               15.3                  10,540               36.7
                                           -------               ----                 -------               ----

Total                                      $43,713                100%                $28,774               100 %
                                           =======                ===                 =======               =====
Net Premiums Earned                   Three Months Ended                          Three Months Ended
($000's)                                    June 30,                                    June 30,
                                             2000                  %                     1999                 %
                                             ----                  -                     ----                 -
Catastrophe and Risk Excess
   North American                          $ 4,730                                    $ 4,540
   International                            17,316                                     13,689
   Excess of loss cessions                  (3,636)                                    (3,199)
                                           -------                                    -------
   Subtotal                                 18,410               42.2                  15,030               52.4
                                           -------                                    -------

Casualty
   North American                            4,458                                      3,394
   International                             2,100                                      1,877
                                           -------                                    -------
                                             6,558               15.0                   5,271               18.4
                                           -------                                    -------

Structured/Finite Business
   North American                                0                                          0
   International                            12,358                                          0
                                           -------                                    -------
                                            12,358               28.3                       0                0.0
                                           -------                                    -------

Other Lines
   North American                              107                                      3,542
   International                             6,207                                      4,851
                                           -------                                    -------
                                             6,314               14.5                   8,393               29.2
                                           -------               ----                 -------              -----

Total                                      $43,640               100 %                $28,694              100 %
                                           =======              =====                 =======              =====

         Management fee income from all sources for the three months ended June 30, 2000, increased to $1,778,000 from $404,000 for the corresponding period of 1999, reflecting higher ceded premiums written, including higher management fee income earned from Select Re.

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

        The loss ratio was 157.3% for the second quarter of 2000 compared with 62.6% for the comparable period of 1999. The loss ratio for the first three months of 2000 reflected incurred catastrophe losses of $54,806,000 gross and $39,535,000 net. In comparison, the loss ratio for the second quarter of 1999 reflected incurred catastrophe losses of $8,977,000 gross and $4,469,000 net for 1999 and prior accident years.

Significant catastrophe losses affecting the three months ended June 30, 2000 loss ratio are as follows:

                                                                   Amount of Losses
                                                                   ----------------
Loss Event                                             Gross                                Net
----------                                             -----                                ---
                                                                     ($000's)
French Storm Lothar                                  $28,448                             $20,427
French Storm Martin                                   10,017                               7,134
Hurricane Floyd                                        6,983                               5,482
Hurricane Lenny                                        2,672                               1,907
Typhoon Bart                                           2,019                               1,559

Significant catastrophe and risk losses affecting the three months ended June 30, 1999 loss ratio are as follows:

                                                                   Amount of Losses
                                                                   ----------------
Loss Event                                             Gross                                Net
----------                                             -----                                ---
                                                                     ($000's)
Hurricane Georges                                     $5,298                             $3,463
One Risk Loss                                          2,735                                802



        The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $448,000 for the three months ended June 30, 2000 compared to a gain of $72,000 for the corresponding period of 1999.

         During the second quarter of 2000, PXRE experienced adverse development of $43,507,000 net largely due to the French storms Lothar and Martin. The loss ratio for the comparable period of 1999 was adversely affected by the development of $4,909,000 net for prior-year loss and loss expenses primarily related to Hurricane Georges.

         The underwriting expense ratio was 36.0% for the second quarter of 2000 compared with 44.7% for the comparable period of 1999. The decrease in underwriting expense ratio was substantially due to the increase in premiums earned and management fee income.

         As a result of the above, the combined ratio was 193.3% for the second quarter of 2000 compared with 107.3% for the comparable period of 1999. The commission and brokerage ratio net of management fee income was 16.2% in the second quarter of 2000 and 20.0% for the comparable period of 1999. The operating expense ratio was 19.8% in the second quarter of 2000 compared with 24.7% in the year earlier period due to higher premiums earned. The increase in PXRE's GAAP combined ratio was primarily caused by the higher loss ratio from prior years loss development.

         The following table summarizes the underwriting (loss) and profit by segment for the three months ended June 30, 2000 and 1999:


Underwriting
   ($000's)                         Three Months Ended                     Three Months Ended
                                         June 30,                               June 30,
                                           2000                 %                 1999                 %
                                           ----                 -                 ----                 -
Catastrophe and Risk Excess
   North American                         $ 3,378                                $1,090
   International                          (25,782)                                5,487
   Excess of loss cessions                 (3,227)                               (1,944)
                                         --------                               -------
     Subtotal                             (25,631)             78.3               4,633              92.0
                                         --------                               -------

Casualty
   North American                            (544)                                 (187)
   International                             (712)                                  247
                                         --------                               -------
                                           (1,256)              3.8                  60               1.2
                                         --------                               -------

Structured/Finite Business
   North American                               0                                     0
   International                              202              (0.6)                  0
                                              ---                               -------
                                              202                                     0               0.0
                                              ---                               -------

Other Lines
   North American                          (1,522)                                  588
   International                           (4,544)                                 (246)
                                         --------                               -------
                                          (6,066)              18.5                 342               6.8
                                         --------              ----             -------               ---

Total                                   $(32,751)             100 %              $5,035              100 %
                                        =========             =====              ======              =====

         Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred or management fees on weather contracts or syndicate agency management.

         The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

         Other operating expenses increased to $8,593,000 for the three months ended June 30, 2000 from $7,080,000 in 1999, as a result of the costs incurred to implement PXRE's planned diversification as well as amortization of negative goodwill in 1999 that did not continue in 2000. Included in other operating expenses were foreign currency exchange gains of $399,000 for 2000 compared to losses of $168,000 for the corresponding period of 1999.

         During the second quarter of 2000, interest expense increased to $1,149,000 compared to $843,000 in the corresponding period in 1999. The increase in interest expense relates to a drawdown of $25,000,000 under a credit facility in the fourth quarter of 1999. The variable annual rate on the $25,000,000 was 7.28% at June 30, 2000. See "Liquidity and Capital Resources". In addition, during the three months ended June 30, 2000, PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $2,218,000 in 1999.

         Net investment income for the three months ended June 30, 2000 decreased 47.5% to $5,739,000 from $10,922,000 for the comparable period of 1999. The decrease in net investment income in the three months ended June 30, 2000 was caused primarily by the non hedge portion of the limited partnership investments and trading portfolio, (which are carried on the equity method or as a trading portfolio, for which the unrealized gains and losses in each case are recorded through the income statement) amounting to a loss of $1,201,000 for the three months ended June 30, 2000 compared to income of $2,319,000 for the three months ended June 30, 1999, reflecting a loss in one partnership primarily from technology issues. PXRE's pre-tax annualized investment yield was 5.1% for the second quarter of 2000 compared with 9.6% for the corresponding quarter in 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the second quarter of 2000 were $74,000 compared to gains of $1,193,000 in the second quarter of 1999.

         The net effect of foreign currency exchange fluctuations were losses of $49,000 in the second quarter of 2000, compared to losses of $96,000 for 1999.

         For the reasons discussed above, net loss was $23,527,000 for the three months ended June 30, 2000 compared to net income of $5,046,000 for the comparable period of 1999. The diluted loss per common share was $2.07 for the second quarter of 2000 compared to a net income per share of $0.44 for the second quarter of 1999, based on diluted average shares outstanding of approximately 11,383,000 in 2000 and 11,585,000 in 1999.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
2000 WITH 1999


                                              Six Months Ended June 30
                                              ------------------------
                                                                          Increase
                                               2000          1999         (Decrease)
                                               ----          ----         ----------
                                                     (000's)                   %

Gross premiums written                       $152,966        $101,452           50.8

Ceded premiums:
  Managed business participants                34,005          12,684          168.1
  Catastrophe coverage and
    surplus reinsurance                        18,363          21,167          (13.2)
                                             --------        --------
     Total reinsurance premiums ceded          52,368          33,851           54.7
                                             --------        --------
Net premiums written                         $100,598        $ 67,601           48.8
                                             ========        ========



         Gross premiums written for the first six months of 2000 increased 50.8% to $152,966,000 from $101,452,000 for the comparable period of 1999. Net premiums written for the six months ended June 30, 2000 increased 48.8% to $100,598,000 from $67,601,000 for the corresponding period of 1999. Net premiums earned for the first six months of 2000 increased 51.1% to $79,381,000 from $52,525,000 in the corresponding period of 1999. Gross written, net written and net earned premium for the six months ended June 30, 2000 increased from prior-year levels reflecting new international, casualty and direct writing business written by PXRE's new teams of underwriters as well as one retrospectively rated finite contract written amounting to $20,024,000 gross premiums written. $10,012,000 of ceded premiums written and net premiums written and earned of $10,012,000. PXRE's decision to buy additional retrocessional coverage reduced the level of increase in net written and net earned premium. Underwriting results related to PXRE Lloyd's Syndicate are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.

         PXRE decided during the first quarter of 2000 to withdraw from the excess and surplus lines and property facultative markets. These units were unable to write the planned amounts of profitable, complementary non-catastrophe business without adding unacceptable amounts of uncapped catastrophe exposure. Net premiums earned on this business were not material in 1999.

         Catastrophe written premiums ceded decreased due to PXRE fronting less business on behalf of other reinsurers offset by additional retrocessional coverage purchases.

         Premiums ceded by PXRE to its managed business participants increased 168.1% to $34,005,000 for the first six months of 2000 compared with $12,684,000 for the corresponding period of 1999. The increase in premiums ceded to these programs was due primarily to increased amounts of premiums written by PXRE as well as the cession of 50% of the finite transaction mentioned earlier.

         The following tables summarize the net written and earned premium by PXRE's business segments for the six months ended June 30, 2000 and 1999:

Net Premiums Written                                          Six Months Ended
   ($000's)                                 June 30,                                   June 30,
                                             2000                 %                     1999                    %
                                             ----                ---                    ----                   ---
Catastrophe and Risk Excess
   North American                         $  9,257                                    $ 8,692
   International                            40,806                                     33,084
   Excess of loss cessions                  (6,783)                                    (7,065)
                                          --------                                    -------
     Subtotal                               43,280               43.0                  34,711                  51.4
                                          --------                                    -------

Casualty
   North American                           13,300                                      9,852
   International                             6,532                                      5,172
                                          --------                                    -------
                                            19,832               19.7                  15,024                  22.2
                                          --------                                    -------

Structured/Finite Business
   North American                                0                                          0
   International                            17,925                                          0
                                          --------                                    -------
                                            17,925               17.8                       0                   0.0
                                          --------                                    -------
Other Lines
   North American                               24                                      4,172
   International                            19,537                                     13,694
                                          --------                                    -------
                                            19,561               19.5                  17,866                  26.4
                                          --------               ----                 -------                  ----

Total                                     $100,598               100%                 $67,601                  100%
                                          ========               ====                 =======                  ====


Net Premiums Earned                                           Six Months Ended
($000's)                                    June 30,                                   June 30,
                                             2000                 %                     1999                   %
                                             ----                ---                    ----                  ---

Catastrophe and Risk Excess
   North American                         $  9,542                                    $ 8,472
   International                            37,020                                     26,942
   Excess of loss cessions                  (9,950)                                    (5,339)
                                          --------                                    -------
   Subtotal                                 36,612               46.1                  30,075                  57.3
                                          --------                                    -------

Casualty
   North American                            8,554                                      5,599
   International                             4,312                                      2,937
                                          --------                                    -------
                                            12,866               16.2                   8,536                  16.3
                                          --------                                    -------

Structured/Finite Business
   North American                                0                                          0
   International                            12,582                                          0
                                          --------                                    -------
                                            12,582               15.9                       0                   0.0
                                          --------                                    -------

Other Lines
   North American                              465                                      4,310
   International                            16,856                                      9,604
                                          --------                                    -------
                                            17,321               21.8                  13,914                  26.4
                                          --------               ----                 -------

Total                                     $ 79,381               100%                 $52,525                  100%
                                          ========               ====                 =======                  ====


         Management fee income from all sources for the six months ended June 30, 2000 increased 174.8% to $3,573,000 from $1,300,000 for the corresponding period of 1999 reflecting higher premiums ceded to managed business participants.

         The loss ratio was 116.3% for the six months ended June 30, 2000 compared with 70.2% for the corresponding period of 1999 largely due to French storms Lothar and Martin. The loss ratio for the first half of 2000 reflected incurred catastrophe losses of $69,417,000 gross and $48,912,000 net for the 2000 and prior accident years. The loss ratio for the corresponding period of 1999 reflected incurred catastrophe losses of $23,786,000 gross and $13,428,000 net for the 1999 and prior accident years.

         Significant catastrophe losses affecting the six months ended June 30, 2000 loss ratio are as follows:

                                                         Amount of Losses
                                                        -----------------
Loss Event                                         Gross                  Net
----------                                         -----                  ---
                                                              (000's)
French Storm Lothar                                $28,443               $19,033
French Storm Martin                                 25,588                18,806
Hurricane Lenny                                      4,936                 3,256
Taiwan Earthquake                                    4,729                 2,547
Hurricane Georges                                    2,648                 2,357
Hurricane Floyd                                      1,852                 1,975

         Significant catastrophe losses affecting the six months ended June 30, 1999 loss ratio are as follows:

                                                         Amount of Losses
                                                         ----------------
Loss Event                                         Gross                  Net
----------                                         -----                  ---
                                                              (000's)
Hurricane Georges                                  $13,834                $9,319
One Risk Loss                                        4,880                 2,044
Hurricane Mitch                                      2,529                 1,329

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $59,000 for the first six months of 2000 compared to a gain of $531,000 for the corresponding period of 1999.

         During 2000, PXRE experienced adverse development of $51,756,000 net for prior-year loss and loss expenses primarily related to the French Storms Lothar and Martin. The loss ratio for the comparable period of 1999 experienced adverse development of $14,105,000 net for prior-year loss and loss expenses primarily related to Hurricane Georges and Mitch.

         The underwriting expense ratio was 39.8% for the six months ended June 30, 2000 compared with 46.8% for the comparable period of 1999. The expense ratio reflects higher commissions from new business as well as an increase in salary and benefits incurred in building the diversified business. The commission and brokerage ratio net of management fee was 16.6% in the first half of 2000, compared with 21.4% in the prior year period reflecting higher management fees in the current period. The operating expense ratio was 23.2% in the first half of 2000, compared to 25.4% in the year earlier period, due to higher premiums earned. The combined ratio was 156.1% for the first six months of 2000 compared with 117.0% for the corresponding period of 1999.

         The following tables summarize the underwriting (loss) and profit by segment for the six months ended June 30, 2000 and 1999:

Underwriting                                               Six Months Ended
   ($000's)                                 June 30,                            June 30,
                                             2000              %                 1999               %
                                             ----             ---                ----              ---
Catastrophe and Risk Excess
   North American                         $  6,027                             $   806
   International                           (20,182)                              5,474
   Excess of loss cessions                  (3,424)                             (2,388)
                                          --------                             -------
     Subtotal                              (17,579)          65.7                3,892            90.7
                                          --------                             -------

Casualty
   North American                             (595)                               (329)
   International                            (1,063)                                133
                                          --------                             -------
                                            (1,658)           6.2                 (196)           (4.6)
                                          --------                             -------

Structured/Finite Business
   North American                                0                                   0
   International                               358                                   0
                                          --------                             -------
                                               358           (1.3)                   0             0.0
                                          --------                             -------

Other Lines
   North American                           (2,137)                                383
   International                            (5,759)                                213
                                          --------                             -------
                                            (7,896)          29.4                  596            13.9
                                          --------           ----
-------            ----

Total                                     $(26,775)          100%              $ 4,292            100%
                                          ========           ====              =======            ====

         Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred or management fees on weather contracts or syndicate agency management.

         The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

         Other operating expenses increased to $18,398,000 for the six months ended June 30, 2000 from $13,318,000 in the comparable period of 1999. The increase was primarily related to salaries and benefits associated with PXRE's new underwriting teams as part of the planned diversification efforts as well amortization of negative goodwill in 1999 that did not continue in 2000. Included in other operating expenses were foreign currency exchange losses of $61,000 for the first six months of 2000 compared to losses of $632,000 for the corresponding period of 1999.

         During the first six months of 2000, interest expense increased to $2,429,000 compared to $1,674,000 in the corresponding period in 1999. The increase in interest expenses relates to a drawdown of $25,000,000 principal balance in the fourth quarter 1999. The variable annual interest rate on this portion was 7.28% at June 30, 2000. This is part of PXRE's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). In addition, in the first six months of 2000 PXRE incurred minority interest expense amounting to $4,437,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $4,327,000 in the similar period of 1999.

         Net investment income for the six months ended June 30, 2000 decreased 2.4% to $17,682,000 from $18,123,000 for the same period of 1999. The decrease in net investment income in the six months ended June 30, 2000 was caused primarily by the non hedge portion of the limited partnership investments and trading portfolio, (which are carried on the equity method or as a trading portfolio, for which the unrealized gains and losses in each case are recorded through the income statement) amounting to an income of $402,000 for the six months ended June 30, 2000 compared to $1,689,000 for the six months ended June 30, 1999, reflecting a loss in one partnership primarily from technology issues. PXRE's pre-tax annualized investment yield was 7.3% for the six months ended June 30, 2000 compared with 8.2% for the corresponding period in 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the first six months of 2000 were $462,000 compared to losses of $1,383,000 for the corresponding period of 1999 reflecting losses from trading of weather contracts in the first quarter of 1999 offset, in part, by net gains from sale of securities.

         The net effects of foreign currency exchange fluctuations were losses of $2,000 in the six months ended June 30, 2000, compared to losses of $101,000 for the comparable period of 1999.

         For the reasons discussed above, net loss was $19,519,000 for the six months ended June 30, 2000 compared to net income of $2,284,000 for the corresponding period of 1999. Diluted net loss per common share was $1.71 for the six months ended June 30, 2000 compared to net income of $0.19 for the corresponding period of 1999 based on diluted average shares outstanding of approximately 11,384,000 in the first six months of 2000 and 11,809,000 in the comparable period of 1999. The decrease in shares outstanding was due to a share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

         PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries, including PXRE Reinsurance, Transnational Insurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2000, without regulatory approval, is $39,901,000. Transnational Insurance may not declare or pay any dividend to PXRE Reinsurance in 2000 without regulatory approval. During the first six months of 2000, $16,252,000 in dividends were paid by PXRE Reinsurance. Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, any dividend paid cannot be in an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business.

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

         The terms of the Credit Agreement have been amended four times. The First Amendment increased the applicable margin percentage for LIBOR loans under the Credit Agreement by 1/8% and changed the governing law from North Carolina to New York law. The Second Amendment modified various covenants related to the investments that PXRE and its subsidiaries are permitted to make under the Credit Agreement. The First Amended and Restated Credit Agreement was undertaken to address the Bermuda redomestication and to provide for PXRE Group Ltd. and PXRE (Barbados) Ltd. as guarantors of the loan obligation. The First Amendment to the First Amended and Restated Credit Agreement clarified certain definitions.

         As amended, loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (1%) as of June 30, 2000, over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest of 6.34%. The remaining $25,000,000 was borrowed at a variable annual rate which at June 30, 2000 was 7.28%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE Group Ltd. is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital

Ratio and Combined Statutory Surplus requirements. As at June 30, 2000, there was no default under the Credit Agreement.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the six months ended June 30, 2000 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $4,437,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

         PXRE Delaware has used the net proceeds from the sale of the Capital Securities for general corporate purposes, including the redemption and the purchase of outstanding indebtedness and common stock of PXRE.

         PXRE Delaware files U.S. income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation (collectively, the "Subsidiaries"). PXRE Delaware is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each U.S. Subsidiary makes tax payments to PXRE Delaware in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. PXRE Delaware is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a U.S. Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency to PXRE Delaware (or will be entitled to receive a credit if payments exceed the separate return tax liability of the Subsidiary).

         The primary sources of liquidity for PXRE's principal operating subsidiaries are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances and in the case of PXRE Reinsurance, dividends (to the extent allowed) from Transnational Insurance. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

         Net cash flow used by operations was $9,977,000 during the second quarter of 2000 compared with net cash flow provided by operations of $6,261,000 during the corresponding period of 1999, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         Dividends declared in the second quarter of 2000 were $707,000 compared to $3,056,000 in the corresponding period of 1999, as a result of the decrease in the per share quarterly dividend from $0.26 to $0.06 in the third quarter of 1999 in anticipation of the Bermuda redomestication as well as share repurchases in 1999. The expected annual dividend based on shares outstanding at June 30, 2000 is approximately $2,824,000.

         Book value per common share was $20.89 at June 30, 2000.

         In December 1999, PXRE announced a new stock repurchase program of up to 1,000,000 shares. PXRE had approximately 11,766,265 common shares outstanding as of June 30, 2000.

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

         In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,584,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds of approximately $17,835,000.

         In September 1997, PXRE and Phoenix Home Life completed the formation of a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophe events or meteorological conditions.

         All amounts classified as reinsurance recoverable at June 30, 2000 are considered by management of PXRE to be collectible in all material respects.

MARKET RISK

                  PXRE has reviewed the change in its exposure to market risks since December 31, 1999. The components of PXRE's holdings in derivatives and other financial instruments have not materially changed. PXRE's risk management strategy and objectives have not materially changed. PXRE believes that the potential for loss in each market risk sector described at year-end has not materially changed; however, PXRE has sold its remaining exposures to emerging market bonds and reduced its equity holdings, thereby reducing credit, market and interest risk further from 1999 year end levels. PXRE's potential for loss on its trading portfolio has not materially changed since year end.

                  PXRE has observed significant changes in volatility across many markets during the past six months. The potential loss estimate at June 30, 2000 may not reflect the level of loss PXRE could experience under certain circumstances in this market.

INCOME TAXES

         PXRE recognized a tax benefit of $14,739,000 in the second quarter of 2000 compared to tax expense of $1,918,000 in the corresponding period of 1999. The tax benefit in 2000 differed from the statutory rate primarily due to underwriting losses, tax exempt income and the dividends received deduction. The tax expense reported in 1999 differed from the statutory rate primarily attributable to tax exempt income and the amortization of negative goodwill.

CONTINGENCIES

         Lloyd's of London regulators have imposed additional capital requirements on PXRE Managing Agency, PXRE Lloyd's Syndicate and three other syndicates managed by PXRE Managing Agency, and have restricted their ability to expand their respective businesses, effective for the 2001 year of account. Management of PXRE believes these actions by Lloyd's regulators are unwarranted and will endeavor to have the additional requirements and restrictions lifted as soon as practicable as they could adversely impact PXRE's ability to compete in the Lloyd's of London market. No assurance can be given that PXRE will be successful in such endeavors.

         PXRE entered into weather option agreements in May 1999 with two counterparties. In April 2000 these counter parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issues these policies. PXRE Delaware disagrees with Terra Nova's denial and will pursue its available legal remedies to collect the sums due under these policies.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend", "believe", or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) significant catastrophe losses or losses under other coverages, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and competitors' development of new products); (iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio and potential underperformance in PXRE's structured/finite coverages; (viii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments and short falls in cash flows necessary to pay fixed rate amounts due to structured contract counterparties; (ix) market fluctuations in equity securities and with respect to PXRE's portfolio of hedge funds and other privately held securities: leverage, concentration of investments, lack of liquidity, market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility thereof) currency fluctuations, credit risk, yield curve risk, spread risk between two or more similar securities, political risk, counterparty risk and risks relating to settlements on foreign exchanges; (x) foreign currency fluctuations resulting in exchange gains or losses; (xi) changes in the composition of PXRE's investment portfolio; and (xii) changes in tax laws, tax treaties, tax rules and interpretations.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At PXRE's Annual Meeting of Shareholders held on May 16, 2000, the holders of Common Shares of PXRE approved the following:

         (i) The election of three Class II directors to serve until the 2003 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

                  Nominee                      Votes For         Votes Withheld
                  -------                      ---------         --------------
                  Robert W. Fiondella          7,954,817             807,154
                  Philip R. McLoughlin         8,533,117             228,854
                  Wilson Wilde                 8,533,018             228,953


         (ii) The appointment of PricewaterhouseCoopers as PXRE's independent auditors for the fiscal year ending December 31, 2000, and referral to the Board of the determination of their remuneration by the vote of 8,596,859 votes for, 161,612 votes against.

         (iii) The adoption of amendments to the PXRE Employee Annual Incentive Bonus Plan, by the vote of 3,126,819 votes for, 2,480,754 votes against.

         (iv) The adoption of amendments to the PXRE 1992 Officer Incentive Plan by a vote of 2,915,332 votes for, 2,541,891 votes against.

         (v) The adoption of amendments to the PXRE Employee Stock Purchase Plan by a vote of 5,438,702 votes for, 168,022 votes against.

         (vi) The adoption of amendments to the PXRE Director Stock Option Plan by a vote of 5,239,328 votes for, 2,426,955 votes against.

         (vii) The adoption of amendments to the PXRE Director Equity and Deferred Compensation Plan by a vote of 5,447,186 votes for, 2,370,147 votes against.


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


                                                     PXRE GROUP LTD.

August 14, 2000                                      By:\s\ James F. Dore
                                                        -----------------
                                                     James F. Dore
                                                     Executive Vice President
                                                     and Chief Financial Officer