Form 10-Q
period 2000-09-30
PXRE GROUP LTD
filed 2000-11-14
CIK 1091748

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (441) 296-5858
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---     ----

         As of November 8, 2000, 11,810,729 common shares, $1.00 par value per share, of the Registrant were outstanding.

================================================================================

                                 PXRE GROUP LTD.

                                      INDEX

PART I.  FINANCIAL INFORMATION
     Consolidated Balance Sheets at September 30, 2000
         and December 31, 1999                                                           3

     Consolidated Statements of Operations and Comprehensive Income
         for the three and nine months ended September 30, 2000 and 1999                 4

     Consolidated Statements of Stockholders' Equity for the three and nine
         months ended September 30, 2000 and 1999                                        5

     Consolidated Statements of Cash Flows for the three and nine months
         ended September 30, 2000 and 1999                                               6

     Notes to Consolidated Financial Statements                                          7

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      12

PART II.  OTHER INFORMATION                                                             37

PXRE              CONSOLIDATED BALANCE SHEETS
Group Ltd.        (Unaudited)
--------------------------------------------------------------------------------

                                                                                               September 30,      December 31,
                                                                                                   2000               1999
                                                                                                   ----               ----
Assets            Investments:
                  Available for sale:
                    Fixed maturities, available-for-sale, at fair value (amortized
                      cost $302,116,000 and $329,962,000, respectively)                        $297,465,503       $321,247,527
                    Equity securities, at fair value (cost $16,728,000 and $26,214,000)          18,427,246         24,840,360
                  Short-term investments                                                         54,775,046         50,004,473
                  Trading securities (cost $24,500,000 and $26,000,000)                          28,586,457         27,806,209
                  Limited partnerships, at equity (cost $67,797,000 and $67,147,000)             90,869,739         85,669,508
                                                                                               ------------       ------------
                        Total investments                                                       490,123,991        509,568,077
                  Cash                                                                           23,877,643         14,735,040
                  Accrued investment income                                                       4,513,446          4,186,849
                  Receivables:
                    Unreported premiums                                                          52,054,556         40,216,340
                    Balances due from intermediaries and brokers, net                            14,619,466         21,549,113
                    Other receivables                                                            27,501,401         22,971,088
                  Reinsurance recoverable                                                       124,589,520        106,702,307
                  Ceded unearned premiums                                                        18,151,279         19,582,260
                  Deferred acquisition costs                                                      9,711,065          7,809,971
                  Current income tax recoverable                                                          0         12,628,414
                  Deferred tax asset                                                             17,111,132         11,531,000
                  Other assets                                                                   17,086,887          8,699,650
                                                                                               ------------       ------------
                        Total assets                                                           $799,340,386       $780,180,109
                                                                                               ============       ============
Liabilities       Losses and loss expenses                                                     $276,920,851       $261,551,353
                  Unearned premiums                                                              63,127,900         42,218,837
                  Debt payable                                                                   65,000,000         75,000,000
                  Current income tax payable                                                        896,791                  0
                  Other liabilities                                                              42,522,332         38,609,857
                                                                                               ------------       ------------
                        Total liabilities                                                       448,467,874        417,380,047
                                                                                               ------------       ------------
                  Minority interest in consolidated subsidiary:
                      Company-obligated mandatorily redeemable capital trust
                       pass-through securities of subsidiary trust holding solely a
                       company-guaranteed related subordinated debt                              99,524,271         99,521,079

Stockholders'     Serial preferred stock, $1.00 par value -- 10,000,000 shares authorized
Equity                respectively; 0 shares issued and outstanding                                       0                  0
                  Common stock, $1.00 par value -- 50,000,000 shares
                      authorized,  11,793,548 and 11,679,769 shares issued, respectively         11,793,548         11,679,769
                  Additional paid-in capital                                                    174,331,418        173,682,802
                  Accumulated other comprehensive income:
                    Net unrealized depreciation on investments, net of deferred
                       income tax benefit of $1,025,000 and $3,520,000, respectively             (2,064,454)        (6,752,002)
                  Retained earnings                                                              71,676,026         89,932,620
                  Restricted stock at cost (387,047 and 369,483 shares)                          (4,388,297)        (5,264,206)
                                                                                               ------------       ------------
                        Total stockholders' equity                                              251,348,241        263,278,983
                                                                                               ------------       ------------
                        Total liabilities and stockholders' equity                             $799,340,386       $780,180,109
                                                                                               ============       ============

        The accompanying notes are an integral part of these statements.

PXRE              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
GROUP LTD.        (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                         2000           1999            2000            1999
                                                         ----           ----            ----            ----
Revenues        Net premiums earned                  $40,508,153    $32,458,734    $119,889,291    $ 84,984,167
                Net investment income                  6,778,407      9,466,325      24,460,876      27,589,037
                Net realized investment losses          (127,731)    (2,194,302)       (589,828)     (3,576,814)
                Management fees                          725,564        528,151       4,298,795       1,828,466
                                                     -----------    -----------    ------------    ------------
                                                      47,884,393     40,258,908     148,059,134     110,824,856
                                                     -----------    -----------    ------------    ------------
Losses and      Losses and loss expenses incurred     19,114,520     29,327,207     111,470,052      66,195,129
Expenses        Commissions and brokerage              9,045,722      7,871,366      25,782,598      20,417,117
                Other operating expenses               8,229,302      7,389,761      26,627,682      20,707,474
                Interest expense                       1,176,581        885,254       3,605,824       2,559,239
                Minority interest in consolidated
                   subsidiary                          2,218,899      2,220,046       6,656,250       6,546,815
                                                     -----------    -----------    ------------    ------------
                                                      39,785,024     47,693,634     174,142,406     116,425,774
                                                     -----------    -----------    ------------    ------------
                Income (loss) before income taxes      8,099,369     (7,434,726)    (26,083,272)     (5,600,918)
                Income tax provision (benefit)         4,716,000     (1,196,130)     (9,948,000)     (1,646,130)
                                                     -----------    -----------    ------------    ------------
                Net income (loss)                    $ 3,383,369    $(6,238,596)   $(16,135,272)   $ (3,954,788)

Comprehensive   Other comprehensive income
Income             (loss), net of tax:
                Net unrealized  appreciation
                   (depreciation) on investments       2,380,225       (244,161)      4,687,548      (6,748,500)
                                                     -----------    -----------    ------------    ------------
                Comprehensive income (loss)          $ 5,763,594    $(6,482,757)   $(11,447,724)   $(10,703,288)
                                                     ===========    ===========    ============    ============
Per Share       Basic:
                                                     -----------    -----------    ------------    ------------
                   Net income (loss)                 $      0.30    $     (0.55)   $      (1.42)   $      (0.34)
                                                     ===========    ===========    ============    ============
                   Average shares outstanding         11,396,150     11,441,979      11,385,234      11,611,408
                                                     ===========    ===========    ============    ============
                Diluted:
                                                     -----------    -----------    ------------    ------------
                  Net income (loss)                  $      0.29    $     (0.55)   $      (1.42)   $      (0.34)
                                                     ===========    ===========    ============    ============
                  Average shares outstanding          11,653,279     11,441,979      11,385,234      11,611,408
                                                     ===========    ===========    ============    ============

        The accompanying notes are an integral part of these statements.

PXRE              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GROUP LTD.        (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                            2000            1999            2000            1999
                                                            ----            ----            ----            ----
Common Stock:       Balance at beginning of period     $ 11,766,265    $    151,628    $ 11,679,769    $    149,382
                    Issuance of shares, net                  27,283              77         113,779           2,323
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $ 11,793,548    $    151,705    $ 11,793,548    $    151,705
                                                       ============    ============    ============    ============
Additional          Balance at beginning of period     $174,530,456    $263,494,315    $173,682,802    $259,147,554
Paid-in Capital:    Issuance of common shares               207,765         123,158       1,562,942       4,627,331
                    Other                                  (406,803)        (17,945)       (914,326)       (175,357)
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $174,331,418    $263,599,528    $174,331,418    $263,599,528
                                                       ============    ============    ============    ============
Treasury Stock:     Balance at beginning of period     $          0    $(77,662,302)   $          0    $(61,420,025)
                    Repurchase of common stock               (2,424)              0          (9,312)    (16,195,677)
                    Cancellation of common stock              2,424         (15,907)          9,312         (62,507)
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $          0    $(77,678,209)   $          0    $(77,678,209)
                                                       ============    ============    ============    ============
Unrealized
Appreciation        Balance at beginning of period     $ (4,444,679)   $ (6,498,086)   $ (6,752,002)   $      6,253
(Depreciation)      Change in fair value for the
on Investments:        period                             2,380,225        (244,161)      4,687,548      (6,748,500)
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $ (2,064,454)   $ (6,742,247)   $ (2,064,454)   $ (6,742,247)
                                                       ============    ============    ============    ============
Retained            Balance at beginning of period     $ 69,001,224    $135,908,176    $ 89,932,620    $139,842,939
Earnings:           Net income (loss)                     3,383,369      (6,238,596)    (16,135,272)     (3,954,788)
                    Dividends paid to common
                       stockholders                        (708,567)       (705,852)     (2,121,322)     (6,924,423)
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $ 71,676,026    $128,963,728    $ 71,676,026    $128,963,728
                                                       ============    ============    ============    ============
Restricted Stock:   Balance at beginning of period     $ (5,103,605)   $ (6,390,996)   $ (5,264,206)   $ (3,350,597)
                    Issuance of restricted stock                  0               0      (1,276,445)     (4,224,844)
                    Amortization of restricted stock        667,708         632,478       1,939,339       1,770,323
                    Other                                    47,600          15,907         213,015          62,507
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $ (4,388,297)   $ (5,742,611)   $ (4,388,297)   $ (5,742,611)
                                                       ============    ============    ============    ============
Total               Balance at beginning of period     $245,749,661    $309,002,735    $263,278,983    $334,375,506
Stockholders'       Issuance of common shares               235,048         123,235       1,676,721       4,629,654
Equity:             Repurchase of common stock               (2,424)              0          (9,312)    (16,195,677)
                    Restricted stock, net                   667,708         632,478         662,894      (2,454,521)
                    Unrealized appreciation
                      (depreciation) on investments
                      net of deferred income tax          2,380,225        (244,161)      4,687,548      (6,748,500)
                    Net income (loss)                     3,383,369      (6,238,596)    (16,135,272)     (3,954,788)
                    Dividends                              (708,567)       (705,852)     (2,121,322)     (6,924,423)
                    Other                                  (356,779)        (17,945)       (691,999)       (175,357)
                                                       ------------    ------------    ------------    ------------
                        Balance at end of period       $251,348,241    $302,551,894    $251,348,241    $302,551,894
                                                       ============    ============    ============    ============


       The accompanying notes are an integral part of these statements.

PXRE              CONSOLIDATED STATEMENTS OF CASH FLOWS
GROUP LTD.        (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                            2000           1999            2000            1999
                                                            ----           ----            ----            ----
Cash Flows       Net income (loss)                     $  3,383,369   $ (6,238,596)   $(16,135,272)   $ (3,954,788)
from Operating   Adjustments to reconcile net income
Activities         to net cash provided by operating
                   activities:
                      Losses and loss expenses          (14,400,664)    29,321,744      15,369,497      28,369,719
                      Unearned premiums                  (2,043,587)      (499,050)     22,340,044      14,576,831
                      Deferred acquisition costs            750,602             78      (1,901,094)     (3,949,044)
                      Receivables                       (12,138,877)   (22,361,290)     (5,674,609)    (33,633,129)
                      Reinsurance balances payable       (3,347,569)     8,731,895      (1,140,507)      7,416,332
                      Reinsurance recoverable            26,731,617    (11,565,246)    (17,887,212)     (7,978,758)
                 Income tax recoverable                  10,720,833      2,695,096      13,507,536      13,171,474
                 Equity in earnings (loss) of
                   limited partnerships                   6,843,155     (4,078,325)       (977,494)    (11,712,724)
                 Other                                  (12,567,843)     1,026,965     (16,205,149)     (1,609,371)
                                                        -----------    -----------    ------------    ------------
                       Net cash provided (used) by
                         operating activities             3,931,036     (2,966,729)     (8,704,260)        696,542
                                                        -----------    -----------    ------------    ------------
Cash Flows       Cost of fixed maturity investments     (35,081,132)   (19,974,505)    (52,462,341)   (102,585,750)
from Investing   Fixed maturity investments
Activities         matured/disposed                      18,428,172     29,441,960      78,474,639      82,245,774
                 Payable for securities                     (21,864)   (10,161,726)     (1,937,087)         59,264
                 Cost of equity securities               (7,152,262)    (1,621,089)     (9,903,609)     (8,571,487)
                 Equity securities disposed               6,563,842        930,535      19,763,232      23,230,225
                 Net change in short-term investments     1,282,997     (3,995,737)     (2,359,336)     10,450,067
                 Limited partnerships disposed           17,243,817     15,991,107      19,708,631      27,236,819
                 Limited partnerships purchased          (4,046,625)    (4,176,805)    (21,447,553)    (18,460,747)
                                                       ------------   ------------    ------------    ------------
                       Net cash (used) provided by
                         investing activities            (2,783,055)     6,433,740      29,836,576      13,604,165
                                                       ------------   ------------    ------------    ------------
Cash Flows       Proceeds from issuance of
from Financing     common stock                             282,648        123,236         447,825         339,446
                 Cash dividends paid to common
                   stockholders                            (708,567)      (705,853)     (2,121,320)     (6,924,425)
                 Repurchase of debt                               0              0     (10,000,000)              0
                 Cost of stock repurchased                   (2,424)             0        (316,218)    (16,195,677)
                                                       ------------   ------------    ------------    ------------
                        Net cash (used) provided by
                          financing activities             (428,343)      (582,617)    (11,989,713)    (22,780,656)
                                                       ------------   ------------    ------------    ------------
                 Net change in cash                         719,638      2,884,394       9,142,603      (8,479,949)
                 Cash, beginning of period               23,158,005      4,753,130      14,735,040      16,117,473
                                                       ------------   ------------    ------------    ------------
                 Cash, end of period                   $ 23,877,643   $  7,637,524    $ 23,877,643    $  7,637,524
                                                       ============   ============    ============    ============

        The accompanying notes are an integral part of these statements.

PXRE                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

1. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION

         On October 5, 1999, PXRE completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Corporation and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd., and operations in Barbados through PXRE (Barbados) Ltd. The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with generally accepted accounting principles ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (collectively referred to as "PXRE"), and its subsidiaries PXRE Corporation, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., Transnational Insurance Company ("Transnational"), PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Managing Agency Limited, PXRE Reinsurance Ltd., and PXRE (Barbados) Ltd. The financial statements for the nine months ended September 30, 2000, reflect the financial position and results of operations of PXRE Group Ltd. and subsidiaries.
         PXRE, through its wholly-owned subsidiaries, principally provides property and casualty reinsurance products and services through broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.
         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1999 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.
         In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30, to a calendar year ending December 31. The U.K. operations are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.
         Certain amounts in 1999 were reclassified to be consistent with the 2000 presentation.

PXRE                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

2. REINSURANCE

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of reinsurance on premiums written and earned are as follows:

                                     Three Months Ended                         Nine Months Ended
                                     ------------------                         -----------------
                                        September 30,                              September 30,
                                        -------------                              -------------
(thousands)                     2000                  1999                  2000                 1999
                                ----                  ----                  ----                 ----
Premiums written
Assumed                       $ 56,187              $ 60,109              $209,055              $160,427
Direct                             (16)                  530                    82                 1,664
                              --------              --------              --------              --------
Gross premiums written          56,171                60,639               209,137               162,091
Ceded premiums written         (19,697)              (28,679)              (72,065)              (62,530)
                              --------              --------              --------              --------
Net premiums written          $ 36,474              $ 31,960              $137,072              $ 99,561
                              ========              ========              ========              ========

Premiums earned
Assumed                       $ 51,590              $ 53,180              $186,738              $130,786
Direct                             109                   552                 1,490                 1,258
Ceded                          (11,191)              (21,273)              (68,339)              (47,060)
                              --------              --------              --------              --------
Net premiums earned           $ 40,508              $ 32,459              $119,889              $ 84,984
                              ========              ========              ========              ========



         In the second quarter of 2000 PXRE assumed a retroactive reinsurance contract. Gross premiums written and earned under the contract were both $20,024,000. The excess of recorded liabilities over premiums assumed of $7,401,000 is recorded as other receivables and is being amortized into income over the expected settlement period of the underlying liabilities using the interest method. Concurrently, PXRE ceded 50% of this contract. The ceded liability in excess of amounts paid for reinsurance coverage, amounting to $3,815,000, is deferred and amortized into income in the same manner as the assumed contract.

PXRE                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

3. EARNINGS PER SHARE

         The table below presents the computation of basic and diluted earnings per share:



                                                       Three Months Ended                       Nine Months Ended
                                                       ------------------                       -----------------
                                                          September 30,                            September 30,
                                                          -------------                            -------------
(thousands)                                         2000                1999                 2000                 1999
                                                    ----                ----                 ----                 ----
Net income (loss) available to
common stockholders                               $  3,383            $ (6,239)            $(16,135)            $ (3,955)
                                                  ========            ========             ========             ========
Weighted average shares of common stock
   outstanding:

Weighted average shares of common
   outstanding (basic)                              11,396              11,442               11,385               11,611
Equivalent shares of stock options                      68                  20                   72                   26
Equivalent shares of restricted stock                  189                 133                  227                  119
                                                  --------            --------             --------             --------
Weighted average common
   equivalent shares (diluted)                      11,653              11,595               11,684               11,756
                                                  ========            ========             ========             ========
Weighted average common
   equivalent shares when anti-dilutive             11,396              11,442               11,385               11,611
                                                  ========            ========             ========             ========

Per share amounts:

Basic net income (loss)                           $   0.30            $  (0.55)            $  (1.42)            $  (0.34)

Diluted net income (loss)                         $   0.29            $  (0.55)            $  (1.42)            $  (0.34)


4 INCOME TAXES

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

5. LOSSES AND LOSS EXPENSE LIABILITIES

         In the second quarter of 2000, PXRE commenced assuming structured product contracts in PXRE Reinsurance Ltd., which is a new line of business for PXRE. Such contracts are recorded on a discounted basis. At September 30, 2000 reserves related to these contracts were discounted by $3,472,000.

PXRE                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

6. SEGMENT INFORMATION

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, casualty, structured/finite business and all other lines - based on PXRE's method of internal management reporting. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and
Asia) representing all other premiums written. The reportable segments were redefined during 1999.
         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.
         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.
         The following table summarizes the underwriting profit and (loss) by segment for the three and nine months ended September 30, 2000 and 1999:

Underwriting

                                            Three Months Ended                         Nine Months Ended
                                     September 30,       September 30,        September 30,        September 30,
(thousands)                              2000                 1999                 2000                 1999
                                         ----                 ----                 ----                 ----
Catastrophe and Risk Excess
  North American                        $ 4,401              $ 2,113             $ 10,429              $ 2,920
  International                           8,288               (1,091)             (15,012)               4,386
  Excess of loss cessions                (1,764)              (3,796)              (2,121)              (6,715)
                                        -------              -------             --------              -------
    Subtotal                             10,925               (2,774)              (6,704)                 591
                                        -------              -------             --------              -------
Casualty
  North American                           (146)                 215                 (740)                (114)
  International                             115                 (273)                (948)                (142)
                                        -------              -------             --------              -------
                                            (31)                 (58)              (1,688)                (256)
                                        -------              -------             --------              -------
Structured/Finite Business
  North American                              0                    0                    0                    0
  International                             253                    0                  609                    0
                                        -------              -------             --------              -------
                                            253                    0                  609                    0
                                        -------              -------             --------              -------
Other Lines
  North American                           (734)                 395               (2,873)                 779
  International                           1,024               (1,471)              (4,734)              (1,328)
                                        -------              -------             --------              -------
                                            290               (1,076)              (7,607)                (549)
                                        -------              -------             --------              -------
Total                                   $11,437              $(3,908)            $(15,390)             $  (214)
                                        =======              =======             ========              =======


PXRE                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GROUP LTD.
--------------------------------------------------------------------------------

         The following table reconciles the underwriting operations for the operating segments to income (loss) before tax as reported in the consolidated statements of operations and comprehensive income:

                                                        Three Months Ended                         Nine Months Ended
                                                        ------------------                         -----------------
                                                            September 30,                             September 30,
                                                            -------------                             -------------
(thousands)                                           2000                1999                 2000                 1999
                                                      ----                ----                 ----                 ----
Net underwriting profit (loss)                      $11,437              $(3,908)            $(15,390)            $   (214)
Net investment income                                 6,778                9,466               24,461               27,589
Net realized investment gains (losses)                 (128)              (2,194)                (590)              (3,577)
Interest expense                                     (1,177)                (886)              (3,606)              (2,559)
Minority interest in consolidated subsidiary         (2,219)              (2,220)              (6,656)              (6,547)
Operating expenses                                   (8,229)              (7,390)             (26,628)             (20,707)
Other income                                          1,637                 (303)               2,326                  414
                                                    -------              -------             --------             --------
Income (loss) before income taxes                   $ 8,099              $(7,435)            $(26,083)            $ (5,601)
                                                    =======              =======             ========             ========


         Premiums written were assumed principally through reinsurance brokers or intermediaries. As of September 30, 2000 four reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 56.4% of gross premiums written.

7. CONTINGENCIES

         PXRE entered into weather option agreements in May 1999 with two counterparties. In April 2000 these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and will aggressively pursue its available legal remedies to collect the sums due under these policies.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         PXRE Group Ltd. ("PXRE" or the "Company") with operations principally in Bermuda, Barbados, the United States, the United Kingdom and Europe provides reinsurance products and services to a worldwide market place. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks and it offers both broker based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services. The Company's shares trade on the New York Stock Exchange under the symbol PXT. On October 5, 1999 PXRE Corporation, a Delaware holding company ("PXRE Delaware") completed a reorganization that resulted in the formation of the Company which became the ultimate parent holding company of PXRE Delaware. Holders of PXRE Delaware common stock automatically became holders of the same number of PXRE common shares. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), and operations in Barbados through PXRE (Barbados) Ltd. ("PXRE Barbados").

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

         The industry is consolidating through mergers and other acquisitions. PXRE competes with numerous companies, many of which have substantially greater financial, marketing and management resources.

         Since its formation more than a decade ago, PXRE has specialized in property reinsurance, including a strong focus on catastrophe-type products. Meanwhile, PXRE has adopted an ambitious diversification strategy including:

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

         At September 30, 2000, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business with Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage in 1999 and 2000 in light of the continued general deterioration in catastrophe reinsurance pricing and the opportunity to buy protection at more favorable terms than in previous years. In the third quarter of 2000, PXRE purchased coverage at lower retentions in light of the unusual frequency and severity of losses in 1999.

        As previously reported, PXRE decided during the first quarter of 2000 to withdraw from the excess and surplus lines and property facultative markets. This business had been conducted through Transnational and Transnational had been unable to write the planned amounts of profitable, complementary non-catastrophe business without adding unacceptable amounts of uncapped catastrophe exposure. Net premiums earned on this business were not material in 1999.

        In light of PXRE's withdrawal from the excess and surplus lines markets, PXRE has decided to transfer all of the assets and liabilities of Transnational to PXRE Reinsurance through a series of transactions intended to qualify as a tax-free liquidation of Transnational pursuant to Section 332 of the U.S. Internal Revenue Code (the "Liquidating Transactions") and leave Transnational with only the minimum capital and surplus necessary to maintain its insurance license and surplus lines authorizations. PXRE will then sell the remaining corporate shell of Transnational to United States Fire Insurance Company ("USFIC") pursuant to a Stock Purchase Agreement, dated as of October 5, 2000, in consideration of a purchase price equal to the remaining net assets of Transnational plus an additional amount as a premium for the value of the insurance licenses and surplus lines authorizations. Both the Liquidating Transactions and the sale of Transnational to USFIC remain subject to the approval of the Insurance Commissioner of the State of Connecticut.

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

         PXRE's invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, real estate investment trusts ("REITS") and short term-investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Although PXRE seeks to preserve its capital by investing in a portfolio of hedge funds and other privately held securities designed to provide diversification of risk, such investments entail substantial risks. Portfolio performance may be adversely impacted by equity and credit market conditions. A generally strong equity market in 1999 and early in 2000 may have resulted in portfolio returns that may not be achieved in subsequent periods. There can be no assurance that the investment objectives of PXRE will be achieved, and results may vary substantially over time. In addition, although PXRE seeks to employ investment strategies that are not correlated with its reinsurance exposures, losses in PXRE's investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on PXRE. To PXRE's knowledge, other publicly traded reinsurers generally do not follow PXRE's strategy of investing a significant portion of its invested assets in hedge funds and other privately held securities. See "Investments".

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

         PXRE's invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, REITS and short-term investments. As of September 30, 2000, 71.9% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments.

         Of PXRE's fixed maturities portfolio at September 30, 2000, 92.2% of the fair value was in obligations rated "A2" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 27.8% of fixed maturities based on fair value at September 30, 2000. The average market yield to maturity of PXRE's fixed maturities portfolio at September 30, 2000 and 1999, was 6.7% and 6.5% respectively.

         PXRE had no investments in real estate or commercial mortgage loans as of September 30, 2000; however, PXRE has invested in common and preferred shares of publicly traded REITS with a market value of $17,266,000 at September 30, 2000.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. During the first nine months of 2000, PXRE recorded directly to equity an after-tax unrealized gain of $4,688,000 ($0.40 book value per share) in the value of its investment portfolio.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $54,775,000 at September 30, 2000, compared to $50,004,000 at December 31, 1999 including one hedge fund amounting to $22,608,000 at September 30, 2000 compared to $20,620,000 at December 31, 1999.

         A principal component of PXRE's investment strategy is investing a significant portion of PXRE's invested assets in a diversified portfolio of hedge funds. As at September 30, 2000, hedge fund investments held by PXRE amounted to approximately $108,298,000, representing 13.5% of September 30, 2000 total assets. As at September 30, 2000, hedge fund investments were allocated among twenty-one managers, with market values ranging from $1,335,000 to $6,626,000. At that date, two investments in "fund-of-funds" entities affiliated with Mariner amounted to approximately $49,281,000, or 45.5% of total hedge fund investments. Hedge funds in which PXRE is invested that utilize a strategy relating to equities are, based on the recent history for such funds, more likely on an aggregate basis to appreciate in upwardly trending markets and more likely to depreciate in downwardly trending markets, whereas hedge funds utilizing fixed income strategies in which PXRE is invested are on an aggregate basis less correlated to the direction of interest rates based on the recent performance of such funds.

         PXRE's hedge fund managers invest in a variety of markets utilizing a variety of strategies, generally through the medium of private investment companies or other entities. Criteria for the selection of hedge fund managers include, among other factors, the historical performance and/or recognizable prospects of the particular manager and a substantial personal investment by the manager in the investment program. However, managers without past trading histories or substantial personal investment may also be considered. Generally, PXRE's hedge fund managers may be compensated or receive profit participations on terms that may include fixed and/or performance-based fees or profit participations.

         Through its hedge fund managers, PXRE may invest or trade in any securities or instruments including, but not limited to, U.S. and non-U.S. equities and equity-related instruments, currencies, commodities and fixed-income and other debt-related instruments and derivative instruments. Hedge fund managers may use both over-the-counter and exchange traded instruments (including derivative instruments such as swaps, futures and forward agreements), trade on margin and engage in short sales. Substantially all strategies hedge fund managers are expected to adopt employ leverage, to varying degrees, which magnifies both the potential for gain and the exposure to loss, which may be substantial. Leverage may be obtained through margin arrangements, as well as repurchase, reverse repurchase, securities lending and other techniques. Trades may be on or off exchanges and may be in thinly traded securities or instruments, which creates the risk that attempted purchases or sales may adversely affect the price of a particular investment or its liquidation and may increase the difficulty of valuing particular positions.

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

         As at September 30, 2000 PXRE's investment portfolio also included approximately $33,765,000 of mezzanine bond and equity limited partnership investments, with market values ranging from $1,033,000 to $9,816,000 and remaining aggregate cash call commitments in respect of such investments of $1,602,000. Mariner also monitors the performance of these investments.

         Hedge funds and other privately held securities are accounted for under the equity method or as part of a trading portfolio. Total investment income for the nine months ended September 30, 2000 included $9,776,000 attributable to hedge funds and other privately held securities.

         PXRE's hedge fund and other privately held securities program should be viewed as exposing it to the risk of substantial losses, which PXRE seeks to reduce through its multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

COMPARISON OF THIRD QUARTER RESULTS FOR 2000 WITH 1999

                                                       Three Months Ended September 30,
                                                     ------------------------------------
                                                                                Increase
  (thousands)                                        2000         1999         (Decrease)
                                                     ----         ----         ----------
                                                                                    %
  Gross premiums written                          $56,171       $60,639           (7.4)

  Ceded premiums:
  Managed business participants                     8,708        19,689          (55.8)
    Catastrophe coverage and surplus reinsurance   10,989         8,990           22.2
                                                  -------       -------
      Total reinsurance premiums ceded             19,697        28,679          (31.3)
                                                  -------       -------

  Net premiums written                            $36,474       $31,960           14.1
                                                  =======       =======

         Gross premiums written for the three months ended September 30, 2000, decreased 7.4% to $56,171,000 from $60,639,000 for the corresponding period of 1999. Net premiums written for the third quarter of 2000, increased 14.1% to $36,474,000 from $31,960,000 for the corresponding period of 1999. Net premiums earned for the third quarter of 2000, increased 24.8% to $40,508,000 from $32,459,000 for the comparable period of 1999. Gross premiums written decreased mainly because of reduced reinstatement premiums in comparison to the prior year comparable period. Net premiums written increased in all segments except "other lines" as the company curtailed underwriting activities at PXRE Lloyd's Syndicate 1224 during the period. The increase in net premiums written in all other segments was a result of the Company retaining more of its premium written.

         In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30, to a calendar year ending December 31. The U.K. operations are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.

         Premiums ceded by PXRE to its managed business participants decreased 55.8% to $8,708,000 for the third quarter of 2000 compared with $19,688,000 for the corresponding period of 1999. The decrease in premiums ceded to these programs was due primarily to the decrease in certain fronted programs.

         During the third quarter of 2000, catastrophe coverage and other reinsurance ceded premiums written increased due to additional retrocessional coverage purchases. PXRE's property business is protected by a series of retrocessional agreements which provide protection against unusual severity of loss. Through June 30, 2000 these protections did not protect PXRE against exposure to smaller, more frequent loss occurrences; however, additional purchases in the third quarter of 2000 provide more protection against smaller, more frequent loss occurrences.

         The following tables summarize the third quarter of 2000 and 1999 net written and earned premium by PXRE's business segments:



Net Premiums Written                Three Months Ended             Three Months Ended
(thousands)                            September 30,                   September 30,
                                   2000           %              1999             %
                                   ----          ---             ----            ---
Catastrophe and Risk Excess
 North American                $  8,037                        $ 6,548
 International                   19,117                         13,586
 Excess of loss cessions         (8,032)                        (4,463)
                                 ------                         ------
  Subtotal                       19,122         52.4            15,671           49.0
                                -------                        -------

Casualty
 North American                    5,568                          1,589
 International                     4,567                          4,227
                                  ------                         ------
                                  10,135         27.8             5,816           18.2
                                  ------                         ------

Structured/Finite Business
 North American                       0                              0
 International                    1,387                              0
                                  -----                         ------
                                  1,387          3.8                 0            0.0
                                  -----                         ------

Other Lines
 North American                     562                          3,877
 International                    5,268                          6,596
                                  -----                          -----
                                  5,830         16.0            10,473           32.8
                                  -----         ----           -------          -----

Total                           $36,474        100.0%          $31,960          100.0%
                                =======        =====           =======          =====

Net Premiums Earned                 Three Months Ended           Three Months Ended
(thousands)                            September 30,                September 30,
                                   2000              %       1999                 %
                                   ----             ---      ----                ---
Catastrophe and Risk Excess
 North American                  $ 5,785                      $5,380
 International                    17,218                      13,035
 Excess of loss cessions          (4,768)                     (1,963)
                                  ------                      ------
  Subtotal                        18,235           45.0       16,452             50.7
                                  ------                     -------
Casualty
 North American                    4,966                       2,768
 International                     4,770                       3,866
                                  ------                      ------
                                   9,736           24.0        6,634             20.4
                                  ------                     -------

Structured/Finite Business
 North American                        0                           0
 International                     3,845                           0
                                  ------                      ------
                                   3,845            9.5            0              0.0
                                  ------                      ------

Other Lines
 North American                      319                       3,729
 International                     8,373                       5,644
                                  ------                      ------
                                   8,692           21.5        9,373             28.9
                                  ------           ----       ------            -----

Total                            $40,508          100.0%     $32,459            100.0%
                                 =======          =====      =======            =====

         Management fee income from all sources for the three months ended September 30, 2000, increased to $726,000 from $528,000 for the corresponding period of 1999, reflecting higher ceded premiums written subject to management fees earned from Select Re.

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

         The loss ratio was 47.2% for the third quarter of 2000 compared with 90.3% for the comparable period of 1999. The loss ratio for the third quarter of 2000 reflected incurred catastrophe losses of $9,329,000 gross and $3,392,000 net. In comparison, the loss ratio for the third quarter of 1999 reflected incurred catastrophe losses of $25,165,000 gross and $10,187,000 net for 1999 and prior accident years. The third quarter of 2000 was affected by two large risk losses, Phillips Electronics / Ericsson and Kuwait National Petroleum which together accounted for $3,000,000 losses.

         Significant catastrophe losses affecting the three months ended September 30, 2000 loss ratio are as follows:

                                           Amount of Losses
                                         -------------------
Loss Event                               Gross           Net
----------                               -----           ---
(thousands)
Anatol - Danish Storms                  $5,883          $4,543
1994 Aviation Loss                       2,242           2,131
2000 Kuwait National Petroleum           7,273           2,121
Phillips Electronics/Ericsson Fire       2,000           1,057
French Storm Martin                      1,827           1,412
Hurricane Lenny                         (2,551)         (1,969)
French Storm Lothar                     (7,341)         (5,931)

         Significant catastrophe and risk losses affecting the three months ended September 30, 1999 loss ratio are as follows:

                                           Amount of Losses
                                         --------------------
Loss Event                               Gross            Net
----------                               -----            ---
(thousands)
Turkish Earthquake                      $6,140          $4,740
Hurricane Floyd                          6,794           3,383
Typhoon Bart                             3,000           1,004

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $1,186,000 for the three months ended September 30, 2000 compared to a loss of $292,000 for the corresponding period of 1999.

         During the third quarter of 2000, PXRE experienced adverse development of $286,000 net largely due to favorable development on the major 1999 catastrophes offset by $2,100,000 market development on a 1994 aviation loss. The loss ratio for the comparable period of 1999 was adversely affected by the development of $3,370,000 net for prior-year loss and loss expenses primarily due to medical and facultative reserve strengthening in PXRE Lloyd's Syndicate and various satellite losses.

         The underwriting expense ratio was 40.9% for the third quarter of 2000 compared with 45.4% for the comparable period of 1999. The decrease in underwriting expense ratio was substantially due to the increase in premiums earned and management fee income. The commission and brokerage ratio net of management fee income was 20.5% in the third quarter of 2000 and 22.6% for the comparable period of 1999. The operating expense ratio was 20.4% in the third quarter of 2000 compared with 22.8% in the year earlier period reflecting the benefit of growth in the Company's new lines of business. The decrease in PXRE's GAAP combined ratio was primarily caused by the lower loss ratio from prior years loss development. As a result of the above, the combined ratio was 88.1% for the third quarter of 2000 compared with 135.7% for the comparable period of 1999.

         The following table summarizes the underwriting profit and (loss) by segment for the three months ended September 30, 2000 and 1999:


                                      Three Months Ended         Three Months Ended
                                         September 30,              September 30,
Underwriting
(thousands)                         2000            %           1999            %
                                    ----           ---          ----           ---
Catastrophe and Risk Excess
 North American                 $  4,401                      $2,113
 International                     8,288                      (1,091)
 Excess of loss cessions          (1,764)                     (3,796)
                                --------                      ------
  Subtotal                        10,925           95.5       (2,774)         71.0
                                --------                      ------
Casualty
 North American                     (146)                        215
 International                       115                        (273)
                                --------                      ------
                                     (31)          (0.2)         (58)          1.5
                                --------                      ------
Structured/Finite Business
 North American                        0                           0
 International                       253                           0
                                --------                      ------
                                     253            2.2            0           0.0
                                --------                      ------
Other Lines
 North American                     (734)                        395
 International                     1,024                      (1,471)
                                --------                      ------
                                     290            2.5       (1,076)         27.5
                                --------          -----       ------          ----

Total                           $ 11,437          100.0%     $(3,908)        100.0%
                               =========          =====      =======         =====



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

         Other operating expenses increased to $8,229,000 for the three months ended September 30, 2000 from $7,390,000 in 1999, as a result of the costs incurred to implement PXRE's planned diversification as well as amortization of negative goodwill in 1999 that did not continue in 2000. Included in other operating expenses were foreign currency exchange losses of $654,000 for 2000 compared to gains of $238,000 for the corresponding period of 1999.

         During the third quarter of 2000, interest expense increased to $1,177,000 compared to $885,000 in the corresponding period in 1999. The increase in interest expense relates to a drawdown of $25,000,000 under a credit facility in the fourth quarter of 1999. The variable annual rate on the $25,000,000 was 7.78% at September 30, 2000. See "Liquidity and Capital Resources". In addition, during the three months ended September 30, 2000, PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources") compared to $2,220,000 in 1999.

         Net investment income for the three months ended September 30, 2000 decreased 28.4% to $6,778,000 from $9,466,000 for the comparable period of 1999. The decrease in net investment income in the three months ended September 30,

2000 was caused primarily by certain alternative technology investments of the limited partnerships, (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement) which produced a loss of $1,401,000 for the three months ended September 30, 2000 compared to income of $1,458,000 for the three months ended September 30, 1999, as well as lower returns from last year's strong performance in PXRE's portfolio of hedge funds. PXRE's pre-tax annualized investment yield was 5.8% for the third quarter of 2000 compared with 7.9% for the corresponding quarter in 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the third quarter of 2000 were $128,000 compared to losses of $2,195,000 in the third quarter of 1999, which were largely driven by last year's decision to dispose of volatile emerging market bonds.

         The net effect of foreign currency exchange fluctuations were gains of $532,000 in the third quarter of 2000, compared to losses of $54,000 for 1999.

         For the reasons discussed above, net income was $3,383,000 for the three months ended September 30, 2000 compared to net loss of $6,239,000 for the comparable period of 1999. The diluted earnings per common share was $0.29 for the third quarter of 2000 compared to a net loss per share of $0.55 for the third quarter of 1999, based on diluted average shares outstanding of approximately 11,653,000 in 2000 and 11,442,000 in 1999.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
2000 WITH 1999


                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                                                             Increase
                                                               2000           1999          (Decrease)
                                                               ----           ----          ----------
      (thousands)                                                                                %
      Gross premiums written                                $209,137       $162,091            29.0

      Ceded premiums:
        Managed business participants                         42,712         32,339            32.0
        Catastrophe coverage and surplus
         Reinsurance                                          29,353         30,191            (2.8)
                                                            --------       --------
           Total reinsurance premiums ceded                   72,065         62,530            15.2
                                                            --------       --------
      Net premiums written                                  $137,072        $99,561            37.7
                                                            ========       ========

         Gross premiums written for the first nine months of 2000 increased 29.0% to $209,137,000 from $162,091,000 for the comparable period of 1999. Net premiums written for the nine months ended September 30, 2000 increased 37.7% to $137,072,000 from $99,561,000 for the corresponding period of 1999. Net premiums earned for the first nine months of 2000 increased 41.0% to $119,889,000 from $84,984,000 in the corresponding period of 1999. Gross written, net written and net earned premium for the nine months ended September 30, 2000 increased from prior-year levels reflecting new international casualty, finite and structured products and direct writing business written by PXRE's new teams of underwriters including one retrospectively rated finite contract written amounting to $20,024,000 gross premiums written, ceded premiums written of $10,012,000 and net premiums written and earned of $10,012,000.

PXRE's decision to buy additional retrocessional coverage reduced the level of increase in net written and net earned premium. Net premiums written increased in all segments except "other lines" as the Company curtailed underwriting activities at PXRE Lloyd's Syndicate 1224 during the third quarter of 2000. Underwriting results related to PXRE Lloyd's Syndicate are included in the consolidated results on a one-quarter lag basis through the end of the third quarter of 1999.

         PXRE decided during the first quarter of 2000 to withdraw from the excess and surplus lines and property facultative markets. These units were unable to write the planned amounts of profitable, complementary non-catastrophe business without adding unacceptable amounts of uncapped catastrophe exposure. Net premiums earned on this business were not material in 1999.

         During the third quarter, PXRE ceased accepting new or renewal risks at Lloyd's as the business being written there lacked the quality and diversification which the Company hoped to achieve by entering this market. Also, expenses of maintaining this operation proved to be excessive. Final disposition of the syndicate and agency has not been determined but the costs of administering the existing book will be incurred over the next three years. The reduction in expenses that will result from actions taken to date, relative to the cost of administering the existing book, is expected to be accretive to earnings in 2001. With the Company's expanded Bermuda presence, PXRE believes it can write the types of business offered in the Lloyd's market without the cost structure associated with Lloyd's.

         Catastrophe written premiums ceded decreased due to PXRE fronting less business on behalf of other reinsurers offset by additional retrocessional coverage purchases.

         Premiums ceded by PXRE to its managed business participants increased 32.0% to $42,712,000 for the first nine months of 2000 compared with $32,339,000 for the corresponding period of 1999. The increase in premiums ceded to these programs was due primarily to increased amounts of premiums written by PXRE as well as the cession of 50% of the finite transaction mentioned earlier.

        The following tables summarize the net written and earned premium by PXRE's business segments for the nine months ended September 30, 2000 and 1999:


Net Premiums Written                          Nine Months Ended
(thousands)                        September 30,              September 30,
                                      2000            %          1999          %
                                      ----           ---         ----         ---
Catastrophe and Risk Excess
  North American                    $ 17,294                   $ 15,240
  International                       59,924                     46,669
  Excess of loss cessions            (14,815)                   (11,527)
                                    --------                   --------
    Subtotal                          62,403         45.5        50,382      50.6
                                    --------                   --------

Casualty
  North American                      18,867                     11,528
  International                       11,100                      9,399
                                    --------                   --------
                                      29,967         21.9        20,927      21.0
                                    --------                   --------

Structured/Finite Business
  North American                           0                          0
  International                       19,313                          0
                                    --------                   --------
                                      19,313         14.1             0       0.0
                                    --------                   --------
Other Lines
  North American                         583                      7,962
  International                       24,806                     20,290
                                    --------                   --------
                                      25,389         18.5        28,252      28.4
                                    --------        -----      --------     -----
Total                               $137,072        100.0%     $ 99,561     100.0%
                                    ========        =====      ========     =====



Net Premiums Earned                           Nine Months Ended
(thousands)                        September 30,              September 30,
                                      2000            %          1999          %
                                      ----           ---         ----         ---
Catastrophe and Risk Excess
  North American                    $ 15,327                   $ 13,852
  International                       54,239                     39,978
  Excess of loss cessions            (14,716)                    (7,302)
                                    --------                   --------
    Subtotal                          54,850         45.8        46,528       54.7
                                    --------                   --------
Casualty
  North American                      13,520                     8,452
  International                        9,082                     6,803
                                    --------                   --------
                                      22,602         18.9        15,255      18.0
                                    --------                   --------

Structured/Finite Business
  North American                           0                          0
  International                       16,426                          0
                                    --------                   --------
                                      16,426         13.6             0       0.0
                                    --------                   --------

Other Lines
  North American                         778                      7,954
  International                       25,233                     15,247
                                    --------                   --------
                                      26,011         21.7        23,201      27.3
                                    --------        -----      --------     -----
Total                               $119,889        100.0%     $ 84,984     100.0%
                                    ========        =====      ========     =====

                                       26

         Management fee income from all sources for the nine months ended September 30, 2000 increased 135% to $4,299,000 from $1,828,000 for the corresponding period of 1999 reflecting higher premiums ceded to managed business participants.

         The loss ratio was 93.0% for the nine months ended September 30, 2000 compared with 77.9% for the corresponding period of 1999 largely due to French storms Lothar and Martin. The loss ratio for the first nine months of 2000 reflected incurred catastrophe losses of $78,720,000 gross and $52,200,000 net for the 2000 and prior accident years. The loss ratio for the corresponding period of 1999 reflected incurred catastrophe losses of $48,951,000 gross and $23,615,000 net for the 1999 and prior accident years.

         Significant catastrophe losses affecting the nine months ended September 30, 2000 loss ratio are as follows:



         Loss Event                                       Amount of Losses
         ----------                                       ----------------
                                                     Gross               Net
                                                     -----               ---
         (thousands)
         French Storm Martin                         $27,415             $20,218
         French Storm Lothar                          21,102              13,102
         Anatol-Danish Storms                          5,319               3,942
         Hurricane Georges                             3,081               2,770
         1994 Aviation Loss                            2,699               2,131
         2000 Kuwait National Petroleum                7,273               2,121
         Swiss Floods                                  1,902               1,468
         Hurricane Lenny                               2,385               1,287
         Phillips Electronics/Ericsson Fire            2,000               1,057



         Significant catastrophe losses affecting the nine months ended September 30, 1999 loss ratio are as follows:


         Loss Event                                       Amount of Losses
         ----------                                       ----------------
                                                     Gross               Net
                                                     -----               ---
         (thousands)
         Hurricane Georges                          $13,928              $9,170
         Turkish Earthquake                           6,140               4,740
         Hurricane Floyd                              6,794               3,383
         Rouge Steel Explosion                        4,880               2,044
         Hurricane Mitch                              2,811               1,390
         Typhoon Bart                                 3,000               1,004



         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $1,244,000 for the first nine months of 2000 compared to a gain of $239,000 for the corresponding period of 1999.

         During 2000, PXRE experienced adverse development of $52,042,000 net for prior-year loss and loss expenses primarily related to the French Storms Lothar and Martin. The loss ratio for the comparable period of 1999 experienced adverse development of $17,475,000 net for prior-year loss and loss expenses primarily related to Hurricane Georges, Mitch, and other 1998 events.

         The underwriting expense ratio was 40.1% for the nine months ended September 30, 2000 compared with 46.2% for the comparable period of 1999. The decrease in underwriting expense ratio was substantially due to the increase in premiums earned and management fee income. The commission and brokerage ratio net of management fee was 17.9% in the first nine months of 2000, compared with 21.8% in the prior year period reflecting higher management fees in the current period. The operating expense ratio was 22.2% in the first nine months of 2000, compared to 24.4% in the year earlier period, due to higher premiums earned. The combined ratio was 133.1% for the first nine months of 2000 compared with 124.1% for the corresponding period of 1999.

         The following tables summarize the underwriting (loss) and profit by segment for the nine months ended September 30, 2000 and 1999:


Underwriting                                         Nine Months Ended
 (thousands)                         September 30,                        September 30,
                                        2000                 %                 1999           %
                                        ----                ---                ----          ---
Catastrophe and Risk Excess
  North American                     $ 10,429                               $ 2,920
  International                       (15,012)                                4,386
  Excess of loss cessions              (2,121)                               (6,715)
                                     --------                               -------
    Subtotal                           (6,704)             43.6                 591        (276.2)
                                     --------                               -------

Casualty
  North American                         (740)                                 (114)
  International                          (948)                                 (142)
                                     --------                               -------
                                       (1,688)             10.9                (256)        119.7
                                     --------                               -------

Structured/Finite Business
  North American                            0                                     0
  International                           609                                     0
                                     --------                               -------
                                          609              (3.9)                  0           0.0
                                     --------                               -------

Other Lines
  North American                       (2,873)                                  779
  International                        (4,734)                               (1,328)
                                     --------                               -------
                                       (7,607)             49.4                (549)        256.5
                                     --------             -----             -------       -------

Total                                $(15,390)            100.0%            $  (214)        100.0%
                                     ========             =====             =======         =====


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

         Other operating expenses increased to $26,628,000 for the nine months ended September 30, 2000 from $20,707,000 in the comparable period of 1999. The increase was primarily related to salaries and benefits associated with PXRE's new underwriting teams as part of the planned diversification efforts as well amortization of negative goodwill in 1999 that did not continue in 2000. Included in other operating expenses were foreign currency exchange losses of $712,000 for the first nine months of 2000 compared to losses of $394,000 for the corresponding period of 1999.

         During the first nine months of 2000, interest expense increased to $3,606,000 compared to $2,559,000 in the corresponding period in 1999. The increase in interest expenses relates to a drawdown of $25,000,000 principal balance in the fourth quarter 1999. The variable annual interest rate on this portion was 7.78% at September 30, 2000. This is part of PXRE's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). In addition, in the first nine months of 2000 PXRE incurred minority interest expense amounting to $6,656,000 related to the $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $6,547,000 in the similar period of 1999.

         Net investment income for the nine months ended September 30, 2000 decreased 11.3% to $24,461,000 from $27,589,000 for the same period of 1999. The decrease in net investment income in the nine months ended September 30, 2000 was caused primarily by certain alternative technology investments of the limited partnerships, (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement) which produced a loss of $1,130,000 for the nine months ended September 30, 2000 compared to income of $3,036,000 for the nine months ended September 30, 1999, as well as lower returns from last year's strong performance in PXRE's portfolio of hedge funds. PXRE's pre-tax annualized investment yield was 6.8% for the nine months ended September 30, 2000 compared with 7.8% for the corresponding period in 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for the first nine months of 2000 were $590,000 compared to losses of $3,577,000 for the corresponding period of 1999 reflecting losses from trading of weather contracts in the first quarter of 1999 offset, in part, by net gains from sale of securities.

         The net effects of foreign currency exchange fluctuations were gains of $532,000 in the nine months ended September 30, 2000, compared to losses of $155,000 for the comparable period of 1999.

         For the reasons discussed above, net loss was $16,135,000 for the nine months ended September 30, 2000 compared to net loss of $3,955,000 for the corresponding period of 1999. Diluted net loss per common share was $1.42 for the nine months ended September 30, 2000 compared to net loss of $0.34 for the corresponding period of 1999 based on diluted average shares outstanding of approximately 11,385,000 in the first nine months of 2000 and 11,611,000 in the comparable period of 1999. The decrease in shares outstanding was due to a share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

         PXRE relies primarily on cash dividends and net tax allocation payments from its subsidiaries, including PXRE Reinsurance, Transnational Insurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware and by Transnational Insurance to PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance and Transnational Insurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, and that Transnational Insurance may declare or pay to PXRE Reinsurance, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance or Transnational Insurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2000, without regulatory approval, is $39,901,000. Transnational Insurance may not declare or pay any dividend to PXRE Reinsurance in 2000 without regulatory approval. During the first nine months of 2000, $16,252,000 in dividends were paid by PXRE Reinsurance. Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, any dividend paid cannot be in an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business.

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

         As amended, loans under the Credit Agreement bear interest at an annual rate equal to First Union's base rate, as in effect from time to time, for base rate loans or at a margin (1%) as of September 30, 2000, over First Union's Eurodollar rate for periods of 30, 60, 90 or 180 days for LIBOR loans. In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest of 6.34%. The remaining $25,000,000 was borrowed at a variable annual rate which at September 30, 2000 was 7.78%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement;
(f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) PXRE Group Ltd. is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio,
Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at September 30, 2000, there was no default under the Credit Agreement.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the nine months ended September 30, 2000 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $6,656,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions,
(i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

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

         Net cash flow provided by operations was $3,931,000 during the third quarter of 2000 compared with net cash flow used by operations of $2,967,000 during the corresponding period of 1999, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         Dividends declared in 2000 were $2,121,000 compared to $6,924,000 in the corresponding period of 1999, as a result of the decrease in the per share quarterly dividend from $0.26 to $0.06 in the third quarter of 1999 in anticipation of the Bermuda redomestication as well as share repurchases in 1999. The expected annual dividend based on shares outstanding at September 30, 2000 is approximately $2,830,000.

         Book value per common share was $21.31 at September 30, 2000.

         In December 1999, PXRE announced a new stock repurchase program of up to 1,000,000 shares. PXRE had approximately 11,794,000 common shares outstanding as of September 30, 2000.

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

         All amounts classified as reinsurance recoverable at September 30, 2000 are considered by management of PXRE to be collectible in all material respects.

MARKET RISK

         PXRE has reviewed the change in its exposure to market risks since December 31, 1999. The components of PXRE's holdings in derivatives and other financial instruments have not materially changed. PXRE's risk management strategy and objectives have not materially changed. PXRE believes that the potential for loss in each market risk sector described at year-end has not materially changed; however, PXRE has sold its remaining exposures to emerging market bonds and reduced its equity holdings, thereby reducing credit, market and interest risk further from 1999 year end levels. PXRE's potential for loss on its trading portfolio has not materially changed since year-end.

         PXRE has observed significant changes in volatility across many markets during the past nine months. The potential loss estimate at September 30, 2000 may not reflect the level of loss PXRE could experience under certain circumstances in this market.

INCOME TAXES

         PXRE recognized a tax provision of $4,716,000 in the third quarter of 2000 compared to tax benefit of $1,196,000 in the corresponding period of 1999. The tax expense in 2000 differed from the statutory rate primarily due to underwriting losses, losses ceded to Bermuda which are not deductible for U.S. tax purposes, tax exempt income and the dividends received deduction. The tax benefit reported in 1999 differed from the statutory rate because of tax exempt income and the amortization of negative goodwill. The tax benefit in 1999 is net of a one-time income tax charge in connection with the re-organization of approximately $1,800,000 related to the cancellation of shares of PXRE Corporation held by its subsidiary.

CONTINGENCIES

         PXRE entered into weather option agreements in May 1999 with two counter parties. In April 2000 these counter parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and will aggressively pursue its available legal remedies to collect the sums due under these policies.

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



                                                 PXRE GROUP LTD.


November 14, 2000                                By: /s/ James F. Dore
                                                     -----------------
                                                     James F. Dore
                                                     Executive Vice President
                                                     and Chief Financial Officer



                          STATEMENT OF DIFFERENCES
                          ------------------------

 The service mark symbol shall be expressed as.......................... 'sm'