Form 10-K
period 2000-12-31
PXRE GROUP LTD
filed 2001-03-29
CIK 1091748

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the fiscal year ended December 31, 2000       Commission File Number 1-15259

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

                 Yes     X                       No
                      --------                     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2001 computed by reference to the closing price of such common equity as of the close of business on March 23, 2001 was $178,746,094. As of March 23, 2001, 11,899,537 of the registrant's common shares were issued and outstanding.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of PXRE Group Ltd.'s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 12, 2001.

Part IV     Portions of PXRE Corporation's Proxy Statement dated April 12, 1991.

                                     PART I

Item 1. Business

Introduction

         PXRE Group Ltd. (the "Company" or, collectively with its various subsidiaries, "PXRE") -- with operations principally in Bermuda, Barbados, the United States and Europe -- provides reinsurance products and services to a worldwide marketplace. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks, and it offers both broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services.

         The Company was formed in 1999 as part of the reorganization of PXRE Corporation ("PXRE Delaware"), a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), operations in Barbados through PXRE (Barbados) Ltd. ("PXRE Barbados"), and PXRE Solutions Inc. ("PXRE Solutions"), a reinsurance intermediary.

Overview of the Reinsurance Industry

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

         There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the reinsurer and the ceding company negotiate a contractual arrangement which reinsures a specified portion of a type or category of risk. Treaty reinsurers, including PXRE, do not separately evaluate each individual risk assumed; and consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects reinsurers in general, including PXRE, to the risk that the primary insurer has not adequately determined the risks to be reinsured; accordingly, that the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance contributed more than 99% of PXRE's net premiums written in 2000.

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

         Excess of loss treaty reinsurance can, in turn, be written on a per risk or catastrophe basis. Per risk excess of loss reinsurance protects the ceding company against a loss resulting from a single risk or location. Catastrophe excess of loss reinsurance protects a ceding company from an accumulation of a large number of related losses resulting from a variety of risks which may occur in a given catastrophe, and hence is a highly volatile business. Catastrophe-type coverages include catastrophe coverage provided to ceding insurance companies and retrocessional catastrophe coverage provided to other reinsurers. Catastrophe-type coverages have represented the bulk of PXRE's net premiums written during the past three fiscal years, although they have declined in percentage terms from 76% in 1998 to 46% in 2000. See "Operating Segments."

         Facultative reinsurance involves the reinsurance of specific individual risks; rather than an agreement to reinsure a specified portion of a type or category of risk, the reinsurer separately rates and underwrites each risk. In some cases, risks covered by facultative reinsurance are those excluded from coverage by treaty reinsurance. Facultative reinsurance contributed less than 1% of PXRE's net premiums written in 2000.

         Reinsurers typically purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause ceding companies to purchase reinsurance.

         Reinsurance can be written through professional reinsurance brokers or directly for ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one market over the other will be influenced by its perceptions of such advantages and disadvantages relative to the reinsurance coverage being placed. PXRE writes property and casualty treaty reinsurance business both through professional reinsurance brokers and on a direct basis.

Overview of the Business

         The Company conducts its business primarily through its principal operating subsidiaries, PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Bermuda, PXRE Solutions and PXRE Barbados. PXRE has for many years specialized in property reinsurance, including a strong focus on catastrophe-type products. In recent years PXRE has diversified its business through:

         o the addition of a reinsurance platform offering primarily casualty products directly to insurance companies;

         o the enhancement of its international broker market reinsurance platform to include additional lines of business, including casualty and credit risks;

         o an acceleration of business offerings to one of its managed business participants;

         o    the formation of a finite reinsurance unit; and

         o    the establishment of a direct presence in the Bermuda market.


         PXRE Reinsurance is both a brokerage-market reinsurer and a direct-writing reinsurer, with approximately $348.9 million of statutory capital and surplus as of December 31, 2000, which principally underwrites treaty reinsurance for property (including marine and aerospace) and casualty risks. PXRE Reinsurance is licensed or authorized to transact business in all states (except for Arkansas as of March 1, 2001) and the District of Columbia, Puerto Rico, Columbia and Mexico and operates a branch in Belgium ("PXRE's Brussels Branch").

         PXRE Bermuda is a quota share reinsurer of PXRE Reinsurance and PXRE Reinsurance provides aggregate excess of loss reinsurance protection for PXRE Bermuda. Effective January 1, 2001, the quota share cession to PXRE Bermuda was increased from 30% to 35%. PXRE Bermuda, with approximately $30.0 million of statutory capital and surplus, also provides structured/finite coverages. PXRE Bermuda is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. PXRE Solutions performs certain limited reinsurance intermediary activities on behalf of PXRE Bermuda.

         At December 31, 2000, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes some of its underwritten risks to the participants, subject to maximum aggregate liabilities per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business.

         Along with its diversification strategy, the Company in recent years has also restructured its investment portfolio to add a diversified portfolio of hedge funds.

         During 2000, PXRE decided to wind down its Lloyd's of London ("Lloyd's") operations and its excess and surplus lines operations. PXRE's Lloyd's operations consist of PXRE Managing Agency Limited ("PXRE Managing Agency") and PXRE Limited, the sole member of Syndicate 1224 ("PXRE Lloyd's Syndicate"). PXRE Lloyd's Syndicate underwrote specialty types of property and casualty insurance and reinsurance (including certain accident and health coverages, as well as catastrophe-type coverages, aerospace reinsurance and facultative reinsurance) on a worldwide basis. During 2000, PXRE Managing Agency managed, on a fee basis, PXRE Lloyd's Syndicate and other syndicates at Lloyd's. During the third quarter of 2000, PXRE ceased accepting new or renewal risks at PXRE Lloyd's Syndicate. As of January 1,

2001, PXRE Managing Agency ceased managing third party syndicates at Lloyd's. Final disposition of PXRE Lloyd's Syndicate and PXRE Managing Agency has not been determined.

         During the fourth quarter of 2000, Transnational Insurance Company ("Transnational Insurance"), an excess and surplus lines carrier which had specialized in non-standard and excess property insurance risks distributed substantially all of its assets and liabilities to PXRE Reinsurance and the remaining corporate shell was sold on December 21, 2000. The sale followed PXRE's withdrawal from the excess and surplus lines market in the first quarter of 2000. Net premiums earned on this business were not material in 1999 and 2000.

Ratings

         PXRE Reinsurance is rated "A" (Excellent) by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization. PXRE Bermuda is not rated by A.M. Best, although it and PXRE Reinsurance have been assigned an "A" financial strength rating by Standard & Poor's Rating Services ("S&P"), a division of the McGraw-Hill Companies, Inc. PXRE Reinsurance and PXRE Bermuda were rated "A+" by S&P prior to a downgrade in 2000, caused primarily by adverse underwriting results experienced by PXRE in 1999. These ratings are based upon factors that may be of concern to policyholders, agents and intermediaries, but may not reflect the considerations applicable to an investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

History

         PXRE Delaware was organized in July 1986 by Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of February 12, 2001, Phoenix Home Life owned 1,131,700 of the Company's common shares.

         In November 1993, PXRE Delaware sponsored the initial public offering of Transnational Re Corporation ("TREX") to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE Delaware, through PXRE Reinsurance, retained a 21% ownership position in TREX and had responsibility for the day-to-day operations of TREX, including all the reinsurance operations of TREX's subsidiary, Transnational Reinsurance Company ("Transnational Reinsurance").

         On December 11, 1996, TREX merged into PXRE Delaware (the "Merger"), and each share of common stock of TREX was converted into the right to receive
1.0575 shares of PXRE Delaware common stock. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance and was re-named Transnational Insurance Company. The Merger has been accounted for using the purchase method of accounting; therefore, net income of TREX (including Transnational Reinsurance/Transnational Insurance) has been included in PXRE Delaware's consolidated results of operations from the date of the Merger.

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

         In June 1998, PXRE Reinsurance added direct writing and international teams. The direct writing team operates as the Direct Treaty operation of PXRE Reinsurance and provides reinsurance on a direct basis (directly with the primary insurance company) primarily on casualty and, to a lesser extent, non-catastrophe type property business. The international team's focus is property and casualty reinsurance in the brokerage market. Subsequently, in 1998, PXRE Reinsurance also strengthened PXRE Managing Agency with the recruitment of additional reinsurance professionals.

         In mid-1999, PXRE Reinsurance formed a finite reinsurance unit to provide structured/finite coverages combining elements of risk transfer and managing the impact of such risks on a cedent's financial statements and cash flow.

         The Company, a Bermuda corporation, was formed in 1999. PXRE Delaware became a wholly-owned indirect subsidiary of the Company at the close of business on October 5, 1999, in connection with the reorganization and redomestication of PXRE Delaware. This reorganization resulted in the Company becoming the ultimate parent holding company of PXRE Delaware. Simultaneously, holders of PXRE Delaware's common stock automatically became holders of the same number of the Company's common shares. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Bermuda, operations in Barbados through PXRE Barbados, and PXRE Solutions, a reinsurance intermediary.

         In the fourth quarter of 2000, Transnational Insurance transferred substantially all of its assets and liabilities to PXRE Reinsurance in a transaction that was intended to qualify as a tax-free liquidation of Transnational Insurance pursuant to Section 332 of the U.S. Internal Revenue Code, leaving Transnational Insurance with only the minimum capital and surplus necessary to maintain its insurance license and surplus lines authorizations. PXRE Reinsurance then sold the remaining corporate shell of Transnational Insurance to United States Fire Insurance Company pursuant to a Stock Purchase Agreement, dated as of October 5, 2000, in consideration of a purchase price equal to the remaining net assets of Transnational Insurance plus an additional amount as a premium for the value of the insurance licenses and surplus lines authorizations.

         On March 16, 2001, PXRE Barbados was licensed as a qualifying insurance company in Barbados and changed its name to PXRE Reinsurnace (Barbados) Ltd. PXRE Barbados will commence reinsurance operations shortly and is expected to focus primarily on finite reinsurance business.

Underwriting Operations

         Through its subsidiaries, PXRE is principally engaged in providing treaty reinsurance to primary insurers and other reinsurers of commercial and personal property and casualty risks. PXRE also provides marine and aerospace reinsurance products and services. PXRE has specialized in property reinsurance, including a strong focus on catastrophe-type products. In mid-1998, PXRE added new reinsurance lines and expanded its capabilities in existing areas, including establishing a direct-writing reinsurance unit to complement its existing brokerage-based reinsurance operations and offering casualty products (including general liability, commercial auto and personal auto) for casualty markets in which PXRE had not previously had a significant presence. In late 1999, PXRE established Bermuda underwriting operations through the formation of PXRE Bermuda.

Operating Segments

         PXRE operates in four reportable property and casualty segments -- catastrophe and risk excess, casualty, structured/finite business and other lines -- based on PXRE's method of internal management reporting. In addition, PXRE operates in two geographic segments -- North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and
Asia) representing all other premiums written. The reportable segments were redefined during 1999 once the platform for the diversification strategy was largely in place. The prior year segment information has been restated to be consistent with the 1999 segments. The following tables present the distribution of PXRE's net premiums written, net premiums earned and underwriting operations for the years ended December 31, 2000, 1999 and 1998:


                                                                    Net Premiums Written (1)

                                                                    Year Ended December 31,

                                              2000                           1999                           1998
                                      ----------------------        -----------------------         -----------------------

                                       Amount        Percent        Amount          Percent         Amount         Percent
                                      --------------------------------------------------------------------------------------
                                                               (in thousands, except percentages)
Catastrophe and Risk Excess
   North American                    $   20,354                   $   26,704                      $   12,795
   International                         74,256                       63,957                          58,595
   Excess of loss cessions              (15,489)                     (18,883)                         (3,938)
                                     ----------                   ----------                      ----------
                                         79,121          46%          71,778           52%            67,452         76%
                                     ----------                   ----------                      ----------

Casualty
   North American                        26,766                       13,148                             650
   International                         14,876                       12,851                           4,433
                                     ----------                   ----------                      ----------
                                         41,642          24           25,999           19              5,083          6
                                     ----------                   ----------                      ----------

Structured/Finite Business
   North American                             0                            0                               0
   International                         20,245                            0                               0
                                     ----------                   ----------                      ----------
                                         20,245          12                0            0                  0          0
                                     ----------                   ----------                      ----------

Other Lines
   North American                         1,209                       12,073                           2,054
   International                         30,484                       28,995                          14,105
                                     ----------                   ----------                      ----------
                                         31,693          18           41,068           29             16,159         18
                                     ----------         ---       ----------          ---         ----------        ---

Total                                $  172,701         100%      $  138,845          100%        $   88,694        100%
                                     ==========                   ==========                      ==========


                                                                    Net Premiums Earned (1)

                                                                    Year Ended December 31,

                                               2000                          1999                           1998
                                   --------------------------         -----------------------       ------------------------

                                       Amount         Percent         Amount         Percent        Amount         Percent
                                   -----------------------------------------------------------------------------------------
                                                               (in thousands, except percentages)
Catastrophe and Risk Excess
   North American                    $   20,517                    $   26,155                     $   13,561
   International                         73,378                        61,241                         63,830
   Excess of loss cessions              (19,115)                      (14,958)                        (2,869)
                                     ----------                    ----------                     ----------
                                         74,780          47%           72,438           56%           74,522         81%
                                     ----------                    ----------                     ----------

Casualty
   North American                        19,062                        11,593                           (152)
   International                         13,865                         9,794                          2,207
                                     ----------                    ----------                     ----------
                                         32,927          21            21,387           17             2,055          2
                                     ----------                    ----------                     ----------

Structured/Finite Business
   North American                             0                             0                              0
   International                         17,791                             0                              0
                                     ----------                    ----------                     ----------
                                         17,791          11                 0            0                 0          0
                                     ----------                    ----------                     ----------

Other Lines
   North American                         1,308                        11,296                          3,234
   International                         33,400                        23,383                         12,575
                                     ----------                    ----------                     ----------
                                         34,708          21            34,679           27            15,809         17
                                     ----------         ---        ----------          ---        ----------        ---

Total                                $  160,206         100%       $  128,504          100%       $   92,386        100%
                                     ==========                    ==========                     ==========


                                                             Underwriting Operations (2)

                                                               Year Ended December 31,
                                               2000                          1999                           1998
                                   ---------------------------        ----------------------        -------------------------

                                       Amount         Percent         Amount         Percent        Amount         Percent
                                   ------------------------------------------------------------------------------------------
                                                               (in thousands, except percentages)

Catastrophe and Risk Excess
   North American                     $  12,701                     $ (31,591)                     $   6,970
   International                         (2,553)                      (32,039)                         7,081
   Excess of loss cessions              (11,265)                       15,476                          8,372
                                      ---------                    ----------                      ---------
                                         (1,117)        15%           (48,154)         87%            22,423         141%
                                      ---------                    ----------                      ---------
Casualty
   North American                          (347)                         (279)                          (409)
   International                            100                          (242)                            87
                                      ---------                    ----------                      ---------
                                           (247)         3               (521)          1               (322)         (2)
                                      ---------                    ----------                      ---------
Structured/Finite Business
   North American                             0                             0                              0
   International                          1,661                           411                              0
                                      ---------                    ----------                      ---------
                                          1,661        (22)               411          (1)                 0           0
                                      ---------                    ----------                      ---------
Other Lines
   North American                        (2,746)                         (715)                        (1,442)
   International                         (4,980)                       (6,166)                        (4,794)
                                      ---------                    ----------                      ---------
                                         (7,726)       104             (6,881)         13             (6,236)        (39)
                                      ---------        ---         ----------         ---          ---------         ---

Total                                 $  (7,429)       100%        $  (55,145)        100%         $  15,865         100%
                                      =========                    ==========                      =========


------------------

(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) to more accurately reflect business written for PXRE's own account.

(2) Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses, losses incurred on weather contracts or management fees for syndicate agency management.

Catastrophe and Risk Excess

         PXRE's catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property retrocessional, property risk excess, property London Market Excess ("LMX") and marine and aerospace excess reinsurance coverages. This portfolio can be characterized on a longer term basis as being comprised of coverages involving higher expected margins and greater volatility than other coverages written by PXRE. In 2000, $94,610,000 of premiums written after reduction for quota share cessions were attributable to the catastrophe and risk excess portfolio, or $79,121,000 net of specific excess of loss retrocessional reinsurance ceded to other reinsurers. In 2000 and 1999, this segment produced underwriting losses of $1,117,000 and $48,154,000, respectively, largely as a consequence of development on French storms which occurred in the last week of 1999. In contrast, this segment produced underwriting profits of $22,423,000 in 1998. The increase in premium volume for catastrophe and risk excess coverages in 2000 was largely attributable to increases in marine and aerospace coverages. The increase in premium volume for catastrophe and risk excess coverages in 1999 was attributable to reinstatement premiums on 1999 catastrophe activity, offset, in part, by the purchase of increased amounts of retrocessional protection. The exposures underlying the North American portion of this segment emanate from East Coast and Gulf hurricanes, Midwest and West Coast earthquakes, major oil rig explosions, cruise ship disasters, satellite failures, commercial airplane crashes and similar risks. The exposures underlying the International portion of this segment emanate principally from European, Japanese and Carribbean windstorm, flood and earthquake risks.

Casualty

         PXRE's casualty segment consists principally of North American general liability, commercial and personal auto liability, risk excess and other liability coverages and International pro rata casualty coverages. This segment can be characterized on a longer term basis as being comprised of coverages involving lower margins and less volatility than PXRE's catastrophe and risk excess segment. Additionally, the long-term nature of these liabilities will generate investment income that is expected to contribute to PXRE's long-term profitability. The casualty portfolio accounted for $41,642,000 of net premiums written in 2000, with approximately two-thirds of the business written in the North American geographic segment and one-third in the International geographical segment. Premiums written in 2000 represented a substantial increase over 1999, which was PXRE's first full year of operation in the casualty market. In 2000, the casualty segment produced an underwriting loss of $247,000.

Structured/Finite Business

         PXRE entered the structured/finite business in mid-1999 with products combining elements of risk transfer and management of the impact of such risk on a cedent's financial statements and cash flow. Premiums in this segment are expected to vary widely from period to period. The risks reinsured are primarily casualty risks and are subject to some of the same risks as PXRE's casualty segment. Net premiums written of $20,245,000 were attributable to PXRE's structured/finite business in 2000. In 2000, the structured/finite segment produced an underwriting profit of $1,661,000.

Other Lines

         PXRE's other lines segment consists of many different coverages, the largest coverage being accident and health coverages amounting to $9,861,000 in net premiums written in 2000. Other coverages include property pro rata business, binding and lineslip authorities written through PXRE Lloyd's Syndicate and credit coverages. PXRE's other lines segment produced an underwriting loss of $7,726,000, up modestly from 1999. During the third quarter of 2000, PXRE ceased accepting new and renewal risks at PXRE Lloyd's Syndicate.

         See Note 10 of Notes to Consolidated Financial Statements for additional information regarding PXRE's reportable segments and geographic areas.

Underwriting

         PXRE's treaty underwriting process emphasizes a team approach among its underwriters, actuaries and claims staff. Treaties are reviewed for compliance with PXRE's general underwriting standards and certain treaties are evaluated in part based upon actuarial analysis conducted by PXRE. PXRE manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage and retrocessional agreements. As PXRE underwrites risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. PXRE has developed systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic event based on historical data. However, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

Marketing

         PXRE provides reinsurance for international insurance and reinsurance companies headquartered, principally, in the United Kingdom, Continental Europe, Australia and Asia. In the United States, PXRE currently reinsures both national and regional insurance and reinsurance companies and specialty insurance companies.

         Historically, PXRE has obtained substantially all of its treaty reinsurance business through reinsurance intermediaries which represent reinsureds in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through which PXRE obtains this business are authorized to arrange any business in the name of PXRE without PXRE's approval. PXRE pays commissions to these intermediaries or brokers which vary in size based on the amount of premiums and type of business ceded. These commission payments constitute part of PXRE's total acquisition costs and are included in its underwriting expenses. PXRE generally pays reinsurance brokerage commissions believed to be comparable to industry norms.

         Approximately 14.2%, 13.2% and 12.5% of gross premiums written in fiscal year 2000 were arranged through the worldwide branch offices of Aon Group Ltd., Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.) and Benfield Greig Ltd., respectively. Approximately 93.3% of PXRE's gross premiums written in the structured/finite business segment in fiscal year 2000 were arranged by Pegasus Advisors - Towers Perrin Reinsurance, a division of Towers Perrin, in conjunction with PXRE Solutions. The commissions paid by PXRE to these intermediaries are generally at the same rates as those paid to other intermediaries.

         In mid-1998, PXRE established a U.S. based direct writing reinsurance unit to complement its existing brokerage-based reinsurance operations. Approximately 82.3% and 17.7% of PXRE's 2000 net premiums written were written in the broker and direct markets, respectively. PXRE's U.S. based direct writings are comprised principally of casualty business. PXRE's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

Competition

         Competitive forces in the property and casualty reinsurance and insurance industry are substantial. PXRE operates in an industry which is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. PXRE competes with numerous major reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than PXRE, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. PXRE also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by PXRE.

         Although PXRE historically has obtained most of its reinsurance business through reinsurance intermediaries or brokers, it competes indirectly with reinsurers who obtain business directly from primary insurers because PXRE's brokers must compete with direct reinsurers for business to be forwarded to PXRE. PXRE's direct writing reinsurance unit competes directly with other direct reinsurers. PXRE, therefore, competes both with reinsurers that obtain business directly from reinsureds and with reinsurers that obtain their business through intermediaries and brokers.

         Competition in the types of reinsurance business which PXRE underwrites is based on many factors, including the perceived overall financial strength of a reinsurer, premiums charged, other terms and conditions, ratings of A.M. Best, S&P and Moody's Investors Service, Inc. ("Moody's"), service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states (except for Arkansas as of March 1, 2001) and the District of Columbia, Puerto Rico, Columbia and Mexico, and PXRE's Brussels Branch operates from Belgium. PXRE Bermuda is licensed to do business only in Bermuda.

         The property and casualty reinsurance industry has been experiencing an extended period of soft market conditions characterized by inadequate pricing. Recently, these conditions have begun to improve as a result of recent loss activity in Europe and the Caribbean region.

Retrocessional Agreements

         The following table sets forth certain information regarding the volume of premiums PXRE has ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

                                                                          Year Ended December 31,
                                                          --------------------------------------------------------
                                                               2000                  1999                1998
                                                             --------              --------            --------
                                                                              (in thousands)
                  Gross premiums written                     $268,990              $221,349            $136,215
                  Reinsurance premiums ceded:
                    Managed business participants              63,053                42,549              21,542
                    Catastrophe coverage, surplus
                      reinsurance and other                    33,236                39,955              25,979
                                                             --------              --------            --------
                  Total reinsurance premiums
                    Ceded                                      96,289                82,504              47,521
                                                             --------              --------            --------
                  Net premiums written                       $172,701              $138,845            $ 88,694
                                                             ========              ========            ========

         PXRE has been able to increase its underwriting commitments and to generate management fee income by retroceding some of its underwritten risks to other reinsurers through various retrocessional arrangements whereby it manages business for such participants. In 2000, PXRE was a party to two such arrangements. The first such arrangement, which is subject to renewal each January 1 and which has been renewed effective January 1, 2001, is referred to as the AMA. The AMA is a pool consisting of a number of insurance companies (the "Pool"), for which PXRE Reinsurance acts as reinsurance manager. In 2000, the Pool was comprised of Merrimack Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company, NRMA Insurance Limited, Auto-Owners Insurance Company and the Kyoei Mutual Fire & Marine Insurance Company. It is PXRE's policy that participating companies must have a rating by A.M. Best of "A-" or better, other than foreign companies, most of which (including the foreign participants in the AMA) are not rated by A.M. Best. Under the terms of the agreements governing the Pool, if a participating company's rating falls below "A-", it generally will be required to withdraw from the Pool in the following year. PXRE Reinsurance receives, as reinsurance manager, a commission based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience.

         The second such retrocessional arrangement is with Select Reinsurance Ltd. ("Select Re"). This quota share arrangement involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to present business to Select Re. The undertaking, which is subject to adjustment based on Select Re's shareholders' equity, was approximately $22.1 million in aggregate premium for 2000. PXRE receives an override commission on premiums ceded to Select Re. Because Select Re is not licensed in any jurisdiction in the United

States, the retrocessional arrangement provides that a trust fund or letter of credit be established for the benefit of PXRE or that funds be held by PXRE to secure Select Re's obligations. Net assets due from Select Re under this arrangement at December 31, 2000 of $16,959,000 are secured by a trust agreement, letter of credit and funds held. Gerald L. Radke (Chairman, President and Chief Executive Officer of the Company) and Jeffrey L. Radke (Executive Vice President of the Company and President of PXRE Bermuda) are on the Board of Directors and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re. As of March 12, 2001, Select Re owned 1,112,000 of the Company's Common Shares.

         A third such retrocessional arrangement with Trenwick America Reinsurance Corporation ("Trenwick Group") was not renewed upon its expiration on December 31, 1999. Under this arrangement PXRE received, as reinsurance manager, a management fee based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated "A" (Excellent) by A.M. Best.

         The following table sets forth PXRE's earned commissions from retrocessionaires pursuant to its managed business arrangements for the periods indicated:

                                                                           Year Ended December 31,
                                                             --------------------------------------------------------
                                                                  2000                 1999                 1998
                                                                 ------               ------               ------
                                                                               (in thousands)
Commission                                                       $4,159               $3,851               $2,247
Contingent profit commission (1)                                   (271)                (761)                 (75)
                                                                 ------               ------               ------
   Total                                                         $3,888               $3,090               $2,172
                                                                 ======               ======               ======

-------------------
(1) Contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience under the AMA and Trenwick Group arrangements and prior to 1998, under the arrangement with Select Re.

         In addition to the quota share arrangement between Select Re and PXRE, PXRE entered into several other reinsurance transactions with Select Re during 2000 whereby Select Re provided retrocessional support on a corresponding number of finite and other lines reinsurance transactions underwritten by PXRE. These reinsurance transactions involved reinsurance premiums ceded during 2000 of $26,814,000 in the aggregate. As of December 31, 2000, net assets of $21,226,000 were due in the aggregate from Select Re in connection with such reinsurance transactions, all of which were fully secured by way of a reinsurance trust, letters of credit or funds held.

         PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE significantly increased its purchases of such coverage during the past three years. In 2000, PXRE made additional retrocessional coverage purchases to protect against exposure to frequent loss occurrences. In 1999 and 1998, catastrophe and other reinsurance ceded premiums written increased due to additional coverage associated with new operations and to opportunistic purchases of catastrophe retrocessional protection. Certain business fronted on behalf of other reinsurers also contributed to the 1999 increase in catastrophe and other reinsurance ceded premiums written in 1999.

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

         At December 31, 2000, estimated losses recoverable (including incurred but not reported losses ("IBNR")) from retrocessionaires were $117,196,000, including $21,080,000 of paid loss recoverables. Although management carefully selects its retrocessionaires, PXRE is subject to credit risk with respect to its retrocessions because the ceding of risk to retrocessionaires does not relieve PXRE of its liability to ceding companies.

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

         PXRE's management believes that its overall liability for losses and loss expenses maintained as of December 31, 2000 is adequate. Because of the inherent uncertainty in the reserving process, however, there is a risk that PXRE's liability for losses and loss expenses could prove to be greater than expected in any year, with a consequent adverse impact on future earnings and shareholders' equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. Historically, PXRE has focused on property related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, PXRE is required to make estimates of losses based on limited information from ceding companies as well as its own underwriting data due to the significant reporting delays which normally occur under PXRE's retrocessional book of business and with respect to insured losses that occur near the end of a reporting period.

         Historically, PXRE has underwritten a small amount of casualty reinsurance. In 1998, PXRE began underwriting new casualty lines of business and, in 1999 and 2000, PXRE substantially expanded its casualty and finite businesses. With respect to casualty business, significant delay, ranging up to several years or more, can be expected between the reporting of a loss to PXRE and settlement of PXRE's liability for that loss. As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in PXRE's claims handling procedures. In addition, most of the risks reinsured in PXRE's structural/finite business are also casualty risks and are subject to some of the same risks as PXRE's casualty business. While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

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

         The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2000, 1999 and 1998. Except with respect to certain non-material worker's compensation liabilities and the reserves maintained by PXRE Bermuda, PXRE does not discount its loss and loss expense liabilities; that is, it does not calculate them on a present value basis. PXRE Bermuda's reserves include a discount of $849,000.

                                                                                Year Ended December 31,
                                                                    ---------------------------------------------
                                                                        2000             1999             1998
                                                                    ----------       ----------         ---------
                                                                                 (in thousands)
Gross GAAP liability for losses and loss expenses at
   beginning of year......................................            $261,551         $102,592           $57,189
Add - Gross provision for losses and loss expenses:
  Occurring in current year...............................             137,123          200,132            94,003
  Occurring in prior years................................              77,330           57,129                90
                                                                    ----------       ----------         ---------
    Total gross provision(1)..............................             214,453          257,261            94,093
                                                                    ----------       ----------         ---------
Less - Gross payments for losses and loss expenses:
  Occurring in current year...............................              20,920           17,508            19,582
  Occurring in prior years................................             210,520           80,794            29,108
                                                                    ----------       ----------         ---------
    Total gross payments..................................             231,440           98,302            48,690
                                                                    ----------       ----------         ---------
Add - Asset related to retroactive reinsurance assumed                   7,056                0                 0
Gross GAAP liability for losses and loss expenses at end
 of year .................................................            $251,620         $261,551           $102,592
                                                                    ==========       ==========         ==========
Ceded GAAP liability for losses and loss expenses at end
 of year .................................................             (96,117)        (101,035)           (33,350)
                                                                    ----------       ----------         ----------
Net GAAP liability for losses and loss expenses at end of
 year ....................................................            $155,503         $160,516            $69,242
                                                                    ==========       ==========         ==========
Foreign currency adjustment...............................                (947)             249               (193)
                                                                    ==========       ==========         ==========
Gross SAP liability for losses and loss expenses at end of
    year(2)...............................................            $250,673         $261,800           $102,399
                                                                    ==========       ==========         ==========

----------------
(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange (losses) gains of $(1,196,000), $442,000 and $(675,000) for 2000, 1999 and 1998, respectively.

(2)      SAP is U.S. and Bermuda statutory accounting principles.


         The following table presents the development of PXRE's GAAP balance sheet liability for losses and loss expenses for the period 1990 through 2000. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to PXRE. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities. The lower portion of the table shows the reestimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. These estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

         Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1993 to be $150,000 was first reserved in 1990 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1990-1992 shown below. This table does not present accident or policy year development data.

         Loss and loss expense liabilities for fiscal years 1991 through 2000 are presented on a gross basis (excluding the effects of losses recoverable from retrocessionaires). Loss and loss expense liabilities for December 31, 1990, are stated on a net basis (after deduction for losses recoverable from retrocessionaires) because gross incurred but not reported liability data were not developed by PXRE at any date prior to December 31, 1991, as it was not required for reporting purposes. Furthermore, it is not practicable for PXRE currently to reconstruct this information.

                                                         Year Ended December 31,
                                 -------------------------------------------------------------------------------------
                                 2000        1999        1998         1997        1996        1995         1994
                                 ----        ----        ----         ----        ----        ----         ----
                                                       (in thousands, except percentages)
Liabilities for losses and
   loss expenses.........      $251,620    $261,551     $102,592     $57,189     $61,389      $72,719     $81,836

Cumulative amount of
   liability paid through:
   One year later........                   210,519       75,814      29,108      23,708       42,698      41,601
   Two years later.......                                102,526      39,853      40,673       55,620      58,968
   Three years later.....                                             47,373      46,545       67,296      67,630
   Four years later......                                                         52,220       70,676      76,762
   Five years later......                                                                      74,533      79,433
   Six years later.......                                                                                  82,930
   Seven years later.....
   Eight years later.....
   Nine years later......
   Ten years later.......

Liabilities reestimated as of:
   One year later........                    338,881     135,227      57,280       66,257      83,228      87,818
   Two years later.......                                141,087      55,271       63,292      85,162      87,750
   Three years later.....                                             63,151       61,178      83,178      90,409
   Four years later......                                                          66,137      82,129      89,284
   Five years later......                                                                      85,820      88,326
   Six years later.......                                                                                  91,663
   Seven years later.....
   Eight years later.....
   Nine years later......
   Ten years later.......
Gross reserves of TREX at
   date of merger........                                                           9,589       5,242       2,067
Gross reserves for elimination
   of one quarter lag for U.K.
   subsidiary............                                (1,191)
Gross cumulative redundancy
   (deficiency) through
   December 31, 2000:....
   Amount................                   (77,330)    (39,686)     (5,962)        4,841     (7,859)     (7,760)
   Percentage............                      (30%)       (39%)       (10%)           7%       (10%)        (9%)
Retrocessional recoveries                     19,099      10,423       5,325        (650)       7,541       3,224
Net cumulative redundancy
   (deficiency) through
   December 31, 2000:....
                                            --------    --------     --------     --------   --------    --------
   Amount................                   (58,231)    (29,263)       (637)        4,191       (318)     (4,536)
   Percentage............                      (36%)       (42%)        (1%)           8%          1%        (9%)

                                   1993        1992        1991         1990
                                   ----        ----        ----         ----
Liabilities for losses and
   loss expenses.........        $71,442     $88,668      $62,664     $31,632

Cumulative amount of
   liability paid through:
   One year later........         37,820      59,773       35,575      15,688
   Two years later.......         54,400      79,926       48,393      25,466
   Three years later.....         60,850      89,519       52,301      29,066
   Four years later......         64,566      94,261       55,022      30,117
   Five years later......         69,414      96,895       56,976      31,528
   Six years later.......         70,392      99,864       58,822      32,137
   Seven years later.....         71,091     100,724       61,235      33,202
   Eight years later.....                    101,357       62,130      33,624
   Nine years later......                                  62,557      33,956
   Ten years later.......                                              34,198

Liabilities reestimated as of:
   One year later........         78,188     101,423       67,165      33,874
   Two years later.......         76,902     103,632       62,262      33,726
   Three years later.....         74,683     105,165       62,827      33,488
   Four years later......         75,392     103,801       63,032      33,682
   Five years later......         74,880     104,330       62,593      34,310
   Six years later.......         74,173     104,222       63,632      33,777
   Seven years later.....         73,934     103,854       63,792      34,714
   Eight years later.....                    103,663       63,633      34,815
   Nine years later......                                  63,781      34,777
   Ten years later.......                                              35,249
Gross reserves of TREX at
   date of merger........             26
Gross reserves for elimination
   of one quarter lag for U.K.
   subsidiary............
Gross cumulative redundancy
   (deficiency) through
   December 31, 2000:....
   Amount................        (2,466)    (14,995)      (1,117)          NA
   Percentage............           (3%)       (17%)         (2%)          NA
Retrocessional recoveries            741       2,713      (1,858)          NA
Net cumulative redundancy
   (deficiency) through
   December 31, 2000:....
                                 --------    --------     --------     --------
   Amount................        (1,725)    (12,282)      (2,975)      (3,187)
   Percentage............           (4%)       (35%)         (8%)        (10%)

         During 2000, PXRE incurred development from prior year losses amounting to $58,231,000 net of reinsurance, primarily due to French storms Lothar and Martin.

         Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate the future adequacy or inadequacy of PXRE's reserves based on the foregoing.

Investments

         PXRE's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Investment Partners, Limited, a subsidiary of Phoenix Home Life and by Mariner Investment Group, Inc. ("Mariner"), the sole shareholder of which is the Chairman of the Board and a founding shareholder of Select Re. The investment policies of PXRE stress conservation of principal, diversification of risk and liquidity. PXRE's invested assets consist primarily of fixed maturities and limited partnerships, but also include equity securities (primarily real estate investment trusts ("REIT")) and short-term investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities.

         As of December 31, 2000, PXRE had a fair market value of $281,722,000 in fixed maturities, $71,468,000 in short term investments, $27,819,000 in a hedge fund trading portfolio, $58,571,000 in hedge fund limited partnerships, $30,252,000 in other limited partnerships and $16,260,000 in equity securities (principally REITs). Short-term investments include one hedge fund limited partnership amounting to $23,365,000, which invests primarily in marketable fixed income securities and provides for fund withdrawals upon 30 days' notice. Hedge funds included an investment in a "fund-of-funds" entity affiliated with Mariner amounting to $26,861,000 representing sixteen funds. As at December 31, 2000, hedge funds included in limited partnership and trading portfolio investments were allocated among twenty-two managers, with market values ranging from $856,000 to $26,861,000. Hedge funds in the form of limited partnership investments and other equity interests in hedge fund entities are accounted for under the equity method or as part of a trading portfolio, whereby both the investment income and any change in the market value are recorded through the investment income line of the income statement. Included in investments in limited partnerships and the trading portfolio are investments aggregating $86,391,000 affiliated with Mariner, including an investment of $26,861,000 in Mariner Select, L.P., which provided approximately $2,389,000 of investment income for PXRE in 2000. See Note 3 of Notes to Consolidated Financial Statements. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks and Uncertainties; and Investments" for further information regarding PXRE's investment portfolio, including its hedge fund portfolio.

         The following table summarizes the investments of PXRE at December 31, 2000 and 1999 at fair market value:

                             Analysis of Investments

                                                              December 31, 2000                 December 31, 1999
                                                              -----------------                 -----------------
                                                           Amount           Percent          Amount          Percent
                                                           ------           -------          ------          -------
                                                                   (in thousands, except percentages)
Fixed maturities:

   United States government securities                     $ 48,759           10.0%         $101,520          19.9%

   Foreign government securities                              4,658            1.0             8,743           1.7

   United States government agency mortgage-backed
     securities                                              17,704            3.7            24,599           4.8

   Other mortgage and asset-backed securities                70,855           14.6            67,213          13.2

   Obligations of states and political subdivisions          89,635           18.4            93,951          18.4

   Public utilities, industrial and miscellaneous
     securities                                              50,111           10.3            25,222           5.0
                                                           --------          -----          --------         -----
        Total fixed maturities                              281,722           58.0           321,248          63.0

Short-term investments                                       71,468           14.7            50,004           9.8
                                                           --------          -----          --------         -----
        Total fixed maturities & short-term                 353,190           72.7           371,252          72.8

Equity securities                                            16,260            3.3            24,840           4.9

Limited partnerships                                         88,823           18.3            85,670          16.8

Trading portfolio                                            27,819            5.7            27,806           5.5
                                                           --------          -----          --------         -----
        Total investments                                  $486,092          100.0%         $509,568         100.0%
                                                           ========                         ========

         At December 31, 2000, the fair value of PXRE's investment portfolio exceeded its amortized cost by $26,734,000, due to equity accounting on the limited partnerships and trading portfolios amounting to $26,622,000 and unrealized appreciation on fixed maturities and equity securities amounting to $112,000. At December 31, 1999, the fair value of PXRE's investment portfolio exceeded its amortized cost by $15,861,000.

         The following table indicates the composition of PXRE's fixed maturity investments (at fair market value), including short-term investments (at fair market value), by time to maturity at December 31, 2000 and 1999:

                     Composition of Investments By Maturity

                                                               December 31, 2000                December 31, 1999
                                                           ------------------------          ----------------------
                                                            Amount          Percent          Amount         Percent
                                                            ------          -------          ------         -------
                                                                   (in thousands, except percentages)
Maturity(1)
-----------
One year or less                                          $ 93,192            26.4%        $ 56,663            15.3%
Over 1 year through 5 years                                 81,045            22.9          116,669            31.4
Over 5 years through 10 years                               67,630            19.2           76,727            20.7
Over 10 years through 20 years                               8,856             2.5           11,301             3.0
Over 20 years                                               13,908             3.9           17,205             4.6
                                                          --------           -----         --------           -----
                                                           264,631            74.9          278,565            75.0

United States government agency and other
  mortgage and asset-backed securities                      88,559            25.1           92,687            25.0
                                                          --------           -----         --------           -----
       Total                                              $353,190           100.0%        $371,252           100.0%
                                                          ========                         ========

-----------
(1) Based on stated maturity dates with no prepayment assumptions.

         The average market yield to maturity of PXRE's fixed maturities portfolio at December 31, 2000, and December 31, 1999, was 5.9% and 6.6%, respectively. At December 31, 2000, the fair value of PXRE's fixed maturities portfolio exceeded its amortized cost by $248,000. At December 31, 1999, the fair value of PXRE's fixed maturities portfolio was less than its amortized cost by $8,714,000.

                The following table indicates the composition of PXRE's fixed maturities portfolio (at fair market value), excluding short-term investments, by rating at December 31, 2000 and 1999:

               Composition of Fixed Maturities Portfolio By Rating

                                                               December 31, 2000                December 31, 1999
                                                          -------------------------        -------------------------
                                                           Amount           Percent         Amount           Percent
                                                           ------           -------         ------           -------
                                                                   (in thousands, except percentages)
Ratings(1)

United States government securities                       $ 48,759            17.3%        $101,520            31.6%

United States government agency
  mortgage and asset-backed securities                      17,704             6.3           24,599             7.7

Other mortgage and asset-backed securities

   Aaa and/or AAA                                           66,689            23.7           56,219            17.5

   Aa2 and/or AA                                             3,119             1.1            2,920             0.9

   A2 and/or A                                                 553             0.2            7,525             2.3

   Baa2 and/or BBB                                             494             0.2              549             0.1

Obligations of states and political subdivisions
   Aaa and/or AAA                                           64,861            23.0           69,572            21.7

   Aa2 and/or AA                                            24,774             8.8           24,379             7.6

Public utilities and industrial and
  miscellaneous securities
   Aaa and/or AAA                                            5,908             2.1            2,491             0.8

   Aa2 and/or AA                                            27,365             9.7            5,816             1.8

   A2 and/or A                                               6,204             2.2            3,274             1.0

   Baa2 and/or BBB                                           4,968             1.8            4,275             1.3

   Ba2 and/or BB                                             5,345             1.9            6,916             2.2

   B2 and/or B                                                 321             0.1            2,450             0.8

Foreign government securities
   Baa2 and/or BBB                                               0             0.0            2,521             0.8

   Ba2 and/or BB                                             4,658             1.6            4,096             1.3

   B2 and/or B                                                   0             0.0            2,126             0.6
                                                          --------           -----         --------           -----
       Total                                              $281,722           100.0%        $321,248           100.0%
                                                          ========                         ========


------------------
(1) Ratings as assigned by Moody's and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

         PXRE's management periodically evaluates the composition of the investment portfolio and repositions the portfolio in response to market conditions in order to improve total returns while maintaining liquidity and superior credit quality. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Market Risk."

Regulation

United States

         The Company and PXRE Reinsurance are subject to regulation under the insurance statutes of various U.S. states, including Connecticut, the domiciliary state of PXRE Reinsurance. The regulation and supervision to which PXRE Reinsurance is subject relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, reserves for losses and other purposes. In general, such regulation is for the protection of the reinsureds and policyholders, rather than investors.

         In addition, the Company and PXRE Delaware are subject to regulation by U.S. state insurance authorities under the insurance holding company statutes of various states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of its insurance holding company system, unless it has first notified the Connecticut Insurance Commissioner of its intention to enter into any such transaction and the Connecticut Insurance Commissioner has not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such related company transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

         U.S. state laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Company would become subject to at least some of such regulations, would require approval by the Connecticut Insurance Commissioner prior to acquiring such shares and would be required to file certain notices and reports with the Connecticut Insurance Commissioner prior to such acquisition. See "Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of other limitations on voting and ownership of the Company's securities contained in the Company's Bye-Laws.

         The principal sources of cash for the payment of operating expenses and income taxes, debt service obligations, and dividends by the Company are the receipt of dividends and net tax allocation payments from PXRE Reinsurance and PXRE Bermuda. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with U.S. statutory accounting principles ("SAP"). Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2001, without regulatory approval, is limited to approximately $34,886,000. During 2000, $16,252,000 in dividends were paid by PXRE Reinsurance. See below for a discussion of Bermuda dividend restrictions applicable to PXRE Bermuda. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 2000, PXRE Reinsurance's surplus substantially exceeded its calculated risk-based capital.

         Effective January 1, 2001, the State of Connecticut requires that insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual - Version Effective As of January 1, 2001 ("Codification") subject to any deviations prescribed or permitted by the Insurance Commissioner of the State of Connecticut. Accounting changes adopted to conform to the provisions of the Codification are reported as an adjustment to unassigned surplus in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting had been applied retroactively for all prior periods. PXRE Reinsurance is currently assessing the effect of the adoption.

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 2000, 1999 and 1998, PXRE Reinsurance's results were within the usual values for each of the eleven ratios, except for three ratios in 2000 and one ratio in each of 1999 and 1998. PXRE's management believes that the three ratios fell outside the usual range in 2000 due to (a) an increase in PXRE Reinsurance's net written premium in 2000 as compared with 1999 due to the nonrenewal in 2000 of the intercompany pooling agreement between Transnational Insurance and PXRE Reinsurance caused by the sale of Transnational Insurance,
(b) the development of prior year losses primarily arising from the 1999 French storms, (c) a decrease in investment income from certain alternative limited partnership investments in 2000 compared to 1999, and (d) the statutory accounting effect of one retroactive contract. PXRE Reinsurance fell outside a usual ratio value in 1999 due to the unusual level of catastrophe losses in 1999 and in 1998 due to the substantial turmoil in global securities markets and the resulting decline in the value of certain limited partnership investments.

         From time to time, various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, an initiative to create a federally guaranteed disaster reinsurance pool prefunded by insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. PXRE is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

United Kingdom

         PXRE Limited, PXRE Managing Agency and PXRE Lloyd's Syndicate are subject to regulation by Lloyd's. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory bye-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities and a letter of credit with Lloyd's to support its underwriting) and prescribed methods of accounting. PXRE Managing Agency must satisfy a solvency requirement, prescribed methods of accounting and is subject to periodic examinations of compliance with Lloyd's bye-laws and other purposes. PXRE Lloyd's Syndicate has to comply with accounting regulation, internal reporting, and is subject to periodic examinations of compliance. The Lloyd's market is regulated externally by the Financial Services Authority, although the day to day regulation of the market remains the responsibility of the Council of Lloyd's. All invested assets of PXRE Lloyd's Syndicate, amounting to approximately $18,908,000 at December 31, 2000, are restricted from being paid as a dividend for at least three years.

Bermuda

         The Insurance Act 1978 of Bermuda and related regulations (collectively, the "Act") imposes on Bermuda insurance companies, including PXRE Bermuda, solvency and liquidity standards and auditing and reporting requirements, and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies.

         The Act provides that the value of the general business assets of a Class 3 insurer must exceed the amount of its general business liabilities by a prescribed minimum solvency margin.

PXRE Bermuda, as a Class 3 insurer, is required to maintain a minimum solvency margin equal to the greatest of: (A) $1,000,000, (B) 20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000 or (C) 15% of loss reserves. In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Minister of Finance, from declaring or paying any dividends during the next financial year.

         As a Class 3 insurer, PXRE Bermuda also is prohibited, without the approval of the Minister of Finance, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements, and if it appears to the Minister of Finance that there is a risk of the insurer becoming insolvent or that it is in breach of the Act or any conditions imposed upon its registration, the Minister may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Minister of Finance may think fit.

         The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister of Finance, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

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

         At December 31, 2000, PXRE Bermuda's solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

Taxation of PXRE and its Subsidiaries

         The following summary of the taxation of the Company, PXRE Bermuda, PXRE Barbados and PXRE's U.S. subsidiaries, including PXRE Reinsurance (collectively, the "PXRE U.S. Companies") is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. See, for example, "Legislation" below. Certain subsidiaries and branch offices of PXRE are subject to taxation related to operations in the United Kingdom and Belgium.

Bermuda

         The Company and PXRE Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or PXRE Bermuda or to any of their operations or their shares, debentures or other obligations until March 28, 2016. These assurances are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and PXRE Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act of 1967 of Bermuda or otherwise payable in relation to the land leased to the Company or PXRE Bermuda.

Barbados

         PXRE Barbados is subject to a Barbados corporation tax assessed at a rate of 2.5% on profits and gains of up to 10 million Barbados Dollars (approximately U.S. $5 million) and at declining rates on profits and gains exceeding 10 million Barbados Dollars. PXRE Barbados may elect to take a credit in respect of taxes paid to a country other than Barbados, provided that such an election does not reduce the tax payable in Barbados to a rate less than 1% of the profits and gains of PXRE Barbados in any income year.

United States

         The PXRE U.S. Companies carry on business in, and are subject to taxation in, the United States. The Company believes that it and its subsidiaries, other than the PXRE U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States. Tax conventions between the United States and Bermuda or Barbados may provide relief to PXRE Bermuda and PXRE Barbados, respectively, if either such company is deemed to be engaged in the conduct of a U.S. trade or business. Under the tax convention between Bermuda and the United States (the "Bermuda Treaty"), a Bermuda company predominantly engaged in the insurance business, such as PXRE Bermuda, is subject to U.S. income tax on its insurance income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States. As a holding company that is not predominantly engaged directly in an insurance business, the Company is not entitled to the benefits of the Bermuda Treaty. Similarly, under the tax convention between Barbados and the United States (the "Barbados Treaty"), a corporation that is a Barbados resident will not be subject to U.S. income tax on income that is effectively connected with a U.S. business, unless such business is conducted through a permanent establishment in the United States. Each of the Company, PXRE Bermuda and PXRE Barbados operate under guidelines that are intended to minimize the risk that they will be treated as engaged in a U.S. trade or business; and each of PXRE Bermuda and PXRE Barbados operate under guidelines that are intended to minimize the risk that they will be found to have a U.S. permanent establishment.

         On this basis, the Company does not expect that it and its subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below). However, irrespective of such guidelines, there can be no assurance that PXRE Bermuda and PXRE Barbados will qualify for the Bermuda Treaty and the Barbados Treaty, respectively, now or in the future, or that the Bermuda Treaty or the Barbados Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that they currently provide. In addition, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States. The maximum federal tax rates currently are 35% for a corporation's income which is effectively connected with being engaged in a trade or business in the United States. In addition, the U.S. branch profits tax of 30% is imposed each year on a foreign (or non-US) corporation's earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business deemed repatriated out of the United States, for a potential maximum effective tax rate of approximately 54% on the net business connected with a U.S. trade or business.

         Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payor, on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States as enumerated in Section 881(a) of the U.S. Internal Revenue Code (the "Code"), which in certain cases may be reduced or eliminated under applicable tax treaties.

         The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to PXRE Bermuda and PXRE Barbados is 1% of gross premiums.

Legislation

         PXRE understands that certain U.S.-based insurance companies are advocating an amendment to the Code which would impose federal income tax on a domestic insurer which is controlled by a foreign reinsurer on the deemed investment income on its reserves on U.S. risks ceded to one or more foreign reinsurers. At this point, PXRE is unable to predict whether this legislative effort will be successful, what form any such legislation may ultimately take and what impact any such legislation would have on PXRE.

Employees

         PXRE employed 88 full-time employees at December 31, 2000. None of PXRE's employees is represented by a labor union, and management considers its relationship with its employees to be excellent.

         PXRE Bermuda employees, including senior management of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next few years. PXRE has no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

Item 2. Properties

         PXRE leases a total of approximately 81,000 square feet of office space in Hamilton, Bermuda (the Company's corporate headquarters); Edison, New Jersey; Norwalk, Connecticut; New York, New York; Larkspur, California; London, England and Brussels, Belgium. The Hamilton, Bermuda lease, which covers approximately 2,618 square feet of office space, was signed in 1999 and is for a term of two years at a fixed annual rent of approximately $102,000 and additional rents on account of PXRE's proportionate share of services. The Edison, New Jersey space is comprised of (i) a 1994 lease of approximately 24,000 square feet of office space, for a term of 15 years at a fixed annual rent of approximately $370,000 and additional rents on account of PXRE Delaware's proportionate share of increases in building operating expenses and property taxes over calendar year 1994, and (ii) a November 1999 lease of approximately 24,000 square feet of additional office space for a term of 10 years expiring on October 31, 2009, at fixed rentals of approximately $582,000 for years 1-5 of the term and $676,000 for years 6-10 of the term, in each case plus additional rents on account of PXRE Delaware's proportionate share of taxes and operating expenses attributable to the building. Additionally, in February 2000, PXRE Delaware subleased approximately 11,000 square feet of the additional space covered by the November 1999 lease for a three year term ending on the 36th month next following the date that the premises are delivered to the subtenant. The sublease provides for the subtenant to pay fixed rent to PXRE Delaware at the rate of approximately $274,000 per annum, together with electricity at the rate of approximately $16,500 per annum. The subtenant is additionally required to pay PXRE Delaware a proportionate share of taxes and operating expenses payable by PXRE Delaware under the lease.

Item 3. Pending Legal Proceedings

         PXRE is subject to litigation and arbitration in the ordinary course of its business. Except as disclosed below, management does not believe that the eventual outcome of any such pending litigation or arbitration is likely to have a material adverse effect on PXRE's financial condition or business. Pursuant to PXRE's insurance and reinsurance arrangements, disputes are generally required to be finally settled by binding arbitration.

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Trial of this suit is presently scheduled to commence on April 10, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common shares are listed on the New York Stock Exchange under the symbol "PXT". The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's common shares as reported by the New York Stock Exchange and cash dividends per common share declared and subsequently paid:

                                                                  Bid Price
                                                          ----------------------------
                                                            High                Low               Dividends
                                                            ----                ---               ---------
1999:
First Quarter                                              $26.25             $18.00               $0.26
Second Quarter                                              21.25              16.00                0.26
Third Quarter                                               19.0625            14.3125              0.06
Fourth Quarter                                              14.50              10.00                0.06

2000:
First Quarter                                              $17.00             $11.8125             $0.06
Second Quarter                                              17.00              13.50                0.06
Third Quarter                                               16.00              12.625               0.06
Fourth Quarter                                              17.125             12.625               0.06

         These prices represent quotations by dealers and do not include markups, markdowns or commissions, and do not necessarily represent actual transactions. As of March 23, 2001, there were 11,899,537 common shares issued and outstanding, which shares were held by approximately 90 shareholders of record and, based on the Company's best information, by approximately 2200 beneficial owners of the common shares. See Notes 8 and 9 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

         The payment of dividends on the common shares is subject to the discretion of the Company's Board of Directors which will consider, among other factors, PXRE's operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future.

         As a holding company, the Company is largely dependent upon dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay dividends to the Company's shareholders. PXRE Reinsurance is subject to U.S. state laws, and PXRE Bermuda is subject to Bermuda law, which may restrict their ability to distribute dividends. In addition, certain covenants in PXRE's bank credit agreement may restrict PXRE's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Regulation" for further information concerning restrictions contained in PXRE's bank credit agreement and under U.S. and Bermuda law.

         Under the Company's Bye-Laws, subject to certain exceptions and to waiver by the Company's Board of Directors on a case by case basis, no transfer of the Company's shares is permitted if such transfer would result in a shareholder owning, directly or indirectly, more than 9.9% of the voting power of the outstanding shares, including common shares, of the Company or more than 9.9% of the outstanding shares of any class of the Company's stock. Ownership is broadly defined in the Company's Bye-Laws.

         The Company may refuse to register any such transfer on the Company's share transfer records. A transferee will be permitted to promptly dispose of any of the Company's shares purchased which violate the restriction and as to the transfer of which registration is refused. The transferor of such shares of the Company will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such shares has been so registered.

         In addition, in the event that the Company becomes aware of a shareholder owning more than 9.9% of the voting power of the Company's outstanding shares after a transfer of shares has been registered, the Company's Bye-Laws provide that, subject to the same exceptions and waiver procedures, the voting rights with respect to the shares of the Company owned by any such shareholder will be limited to a voting power of 9.9%. The voting rights with respect to all shares held by such person in excess of the 9.9% limitation will be allocated to the other holders of the Company's common shares. Such allocation will be pro rata based on the number of the Company's common shares held by all such other holders of the Company's common shares, subject only to the further limitation that no shareholder allocated any such voting rights may exceed the 9.9% limitation as a result of such allocation.

Item 6. Selected Financial Data.


                                                                               Year Ended December 31,
                                                           -----------------------------------------------------------------
                                                              2000         1999         1998         1997          1996
                                                               (1)        (1)(2)       (1)(2)       (1)(2)        (1)(3)
                                                              -----       ------       ------       ------        ------
                                                                   (in thousands, except per share data and ratios)
Income Statement Data:
Gross premiums written                                       $268,990     $221,349     $136,215     $126,232      $114,348
Premiums ceded                                                (96,289)     (82,504)     (47,521)     (26,177)      (46,630)
                                                             --------     --------     --------     --------      --------
Net premiums written                                          172,701      138,845       88,694      100,055        67,718
Change in unearned premiums                                   (12,495)     (10,342)       3,692       (8,640)        5,078
                                                             --------     --------     --------     --------      --------
Net premiums earned                                           160,206      128,503       92,386       91,415        72,796
Net investment income                                          30,037       47,173       19,612       31,191        16,782
Net realized investment gains (losses)                          3,191       (3,766)      (3,862)       2,467            94
Management fees(3)                                              5,483        3,590        2,172        3,006         6,032
                                                             --------     --------     --------     --------      --------
          Total revenues                                      198,917      175,500      110,308      128,079        95,704
                                                             --------     --------     --------     --------      --------
Losses and loss expenses incurred                             137,765      159,259       57,793       12,491        18,564
Commissions and brokerage                                      34,899       27,703       20,563       19,138        12,874
Other operating expenses                                       35,407       30,052       19,313       15,716        12,262
Interest expense                                                4,778        3,915        1,395        3,325         6,957
Minority interest in consolidated subsidiary                    8,875        8,790        8,928        8,184             0
                                                             --------     --------     --------     --------      --------
          Total losses and expenses                           221,724      229,719      107,992       58,854        50,657
                                                             --------     --------     --------     --------      --------
(Loss) income before income taxes, cumulative effect
  of accounting change, extraordinary
  item and equity in net earnings of TREX                     (22,807)     (54,219)       2,316       69,225        45,047

Equity in net earnings of TREX(3)                                   0            0            0            0         3,898

Income tax (benefit) provision                                (12,007)     (12,775)      (1,206)      22,198        15,644
                                                             --------     --------     --------     --------      --------
(Loss) income before cumulative effect of accounting          (10,800)     (41,444)       3,522       47,027        33,301
  change and extraordinary loss

Cumulative effect of accounting change, net of tax                  0         (695)           0            0             0

Extraordinary loss on debt redemption, net of
 tax                                                                0            0         (843)      (2,774)            0
                                                             --------     --------     --------     --------      --------
Net (loss) income available to Common
   Shareholders                                              $(10,800)    $(42,139)    $  2,679     $ 44,253      $ 33,301
                                                             ========     ========     ========     ========      ========

                                                                               Year Ended December 31,
                                                           -----------------------------------------------------------------
                                                              2000         1999         1998         1997          1996
                                                               (1)        (1)(2)       (1)(2)       (1)(2)        (1)(3)
                                                              -----       ------       ------       ------        ------
                                                                   (in thousands, except per share data and ratios)
Ratio of earnings to fixed charges(4)                               0            0         1.09         6.59          7.15
Ratio of earnings to combined fixed charges
  and preferred dividends(4)                                        0            0         1.09         6.59          7.15
Basic earnings per common share:
  (Loss) income before cumulative effect of
     accounting change and extraordinary item                 $ (0.95)     $ (3.58)     $  0.26      $  3.41        $ 3.73
   Cumulative effect of accounting change                           0        (0.06)           0            0             0
   Extraordinary loss                                               0            0        (0.06)       (0.20)            0
                                                              -------      -------      -------      -------        ------
Net (loss) income                                             $ (0.95)     $ (3.64)     $  0.20      $  3.21        $ 3.73
                                                              =======      =======      =======      =======        ======
Average common shares outstanding(3)                           11,394       11,568       13,339       13,776         8,922
                                                              =======      =======      =======      =======        ======
Diluted earnings per common share:
   (Loss) income before cumulative effect of
     accounting change and extraordinary item                 $ (0.95)     $ (3.58)     $  0.26      $  3.39        $ 3.69
   Cumulative effect of accounting change                           0        (0.06)           0            0             0
   Extraordinary loss                                               0            0         0.06         0.20             0
                                                              -------      -------      -------      -------        ------
Net (loss) income                                             $ (0.95)     $ (3.64)     $  0.20      $  3.19        $ 3.69
                                                              =======      =======      =======      =======        ======
Average common shares outstanding(3)                           11,394       11,568       13,452       13,893         9,020
                                                              =======      =======      =======      =======        ======

Cash dividends per common share                               $  0.24      $  0.64      $  1.01      $  0.88        $ 0.75

Other Operating Data:
GAAP loss ratio(5)                                               86.0%       123.9%        62.6%        13.7%         25.5%
GAAP underwriting expense ratio(5)                               40.5%        43.0%        40.9%        34.8%         26.2%
                                                              -------      -------      -------      -------        ------
GAAP combined ratio(5)                                          126.5%       166.9%       103.5%        48.5%         51.7%
                                                              =======      =======      =======      =======        ======

                                                                                  As of December 31,
                                                           ----------------------------------------------------------------
                                                              2000         1999         1998         1997          1996
                                                           -----------  -----------  -----------  -----------  ------------
                                                                   (in thousands, except per share data and ratios)
Balance Sheet Data:
Cash and investments                                         $505,101     $524,303     $490,594     $527,738      $467,078
Total assets                                                  784,747      780,180      632,691      608,172       543,324
Losses and loss expenses                                      251,619      261,551      102,592       57,189        70,977
Minority interest in consolidated subsidiary                   99,525       99,521       99,517       99,513             0
Debt payable                                                   65,000       75,000       50,000       21,414        64,725
Total stockholders' equity                                    259,386      263,279      334,376      386,688       357,678
Book value per common share                                   $ 21.94      $ 22.54       $27.13       $28.10        $25.63
Statutory capital and surplus                                $378,840     $423,605     $447,229     $451,321      $400,133

-------------------
(1) The Company was incorporated on June 1, 1999 as a Bermuda holding company and a wholly owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda. On October 5, 1999, PXRE Delaware completed a reorganization pursuant to which the Company became the ultimate parent holding company of PXRE Delaware. PXRE Delaware and its subsidiaries provide property and casualty reinsurance and insurance products to a national and international marketplace. In connection with the reorganization, the Company repurchased for $1.00 per share 100% of the common shares owned by PXRE Purpose Trust and each outstanding share of PXRE Delaware common stock (other than shares held by PXRE Delaware and its subsidiaries) was converted into one common share of the Company. After the consummation of the reorganization the Company commenced carrying on the holding company functions previously conducted by PXRE Delaware.

(2) In the fourth quarter of 1999, the Company changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998, amounted to a loss of approximately $140,000. This loss was charged to retained earnings during 1999 in order to report only twelve months operating results. The U.K. operations of PXRE Limited and PXRE Managing Agency are included in the consolidated results on a one quarter lag basis from 1997 through the third quarter of 1999.

(3) On December 11, 1996, PXRE Delaware merged with TREX. The Merger has been accounted for as a purchase. Accordingly, TREX has been included in PXRE's consolidated results of operations from the date of acquisition, which resulted in incremental earnings of $1,253,000 in 1996. For the period from January 1, 1996 until December 11, 1996, PXRE recorded equity in net earnings of TREX. Diluted average shares outstanding reflects the 5,680,256 weighted shares issued to holders of TREX common shares in connection with the Merger. Included in income in 1996 was a management fee of $2,512,000, earned from TREX prior to the Merger. If the Merger had taken place at the beginning of 1996 consolidated revenues would have been $153,410,000 for 1996. Consolidated pro forma net income and diluted net income per share would have been $49,161,000 and $3.42 in 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results might have been if the Merger had been effected prior to December 11, 1996.

(4) The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations, (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest, and (ii) fixed charges consist of interest on indebtedness and that portion of rentals which is deemed by the Company's management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $22,806,000 and $55,288,000 for the years ended December 31, 2000 and 1999, respectively. The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $22,806,000 and $55,288,000 for the years ended December 31, 2000 and 1999, respectively.

(5) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of the Company prepared in accordance with U.S. GAAP.

Item 7.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

         PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries "PXRE")--with operations principally in Bermuda, Barbados, the United States, and Europe--provides reinsurance products and services to a worldwide market place. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks and it offers both broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services.

         The Company was formed in 1999 as part of the reorganization of PXRE Corporation ("PXRE Delaware"), a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), operations in Barbados through PXRE (Barbados) Ltd. ("PXRE Barbados"), and PXRE Solutions Inc. ("PXRE Solutions"), a reinsurance intermediary.

         The Company conducts its business primarily through its principal operating subsidiaries, PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions, PXRE Bermuda and PXRE Barbados.

         PXRE has for many years specialized in property reinsurance, including a strong focus on catastrophe-type products. In recent years, PXRE has diversified its business through:

          o the addition of a reinsurance platform offering primarily casualty products directly to insurance companies;

          o the enhancement of its international broker market reinsurance platform to include additional lines of business, including casualty and credit risks;

          o an acceleration of business offerings to one of its managed business participants;

          o    the formation of a finite reinsurance unit; and

          o    the establishment of a direct presence in the Bermuda market.

         During 2000, PXRE decided to wind down its excess and surplus lines insurance operations and its Lloyds' operations.

         At December 31, 2000, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes a portion of its underwritten risks to the participants, subject to a maximum aggregate liability per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer (formerly Investors Reinsurance Ltd.) involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to produce and underwrite business on behalf of Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re. At December 31, 2000, Select Re owned 1,112,200 of the Company's common shares, representing 9.4% of the Company's outstanding common shares.

        As previously reported, PXRE decided during the first quarter of 2000 to withdraw from the excess and surplus lines and property facultative markets. This business had been conducted through Transnational Insurance Company ("Transnational Insurance") and Transnational Insurance had been unable to write the planned amounts of profitable, complementary non-catastrophe business without adding unacceptable amounts of uncapped catastrophe exposure. Net premiums earned on this business were not material in 1999 and 2000.

        In light of PXRE's withdrawal from the excess and surplus lines markets, PXRE transferred substantially all of the assets and liabilities of Transnational Insurance to PXRE Reinsurance through a series of transactions that are intended to qualify as a tax-free liquidation of Transnational Insurance pursuant to Section 332 of the U.S. Internal Revenue Code (the "Liquidating Transactions") leaving Transnational Insurance with only the minimum capital and surplus necessary to maintain its insurance license and surplus lines authorizations. PXRE then sold the remaining corporate shell of Transnational Insurance to United States Fire Insurance Company ("USFIC") pursuant to a Stock Purchase Agreement, dated as of October 5, 2000, in consideration of a purchase price equal to the remaining net assets of Transnational Insurance plus an additional amount as a premium for the value of the insurance licenses and surplus lines authorizations. Both the Liquidating Transactions and the sale of Transnational Insurance to USFIC were consummated during the fourth quarter of 2000.

         Also, during the third quarter of 2000, PXRE ceased accepting new or renewal risks at Lloyd's. PXRE's Lloyd's operations consist of PXRE Managing Agency Limited ("PXRE Managing Agency") and PXRE Limited, the sole member of Syndicate 1224 ("PXRE Lloyd's Syndicate"). PXRE Lloyd's Syndicate underwrote specialty types of property and casualty insurance and reinsurance (including certain accident and health coverages as well as catastrophe-type coverages, aerospace reinsurance and facultative reinsurance) on a worldwide basis. PXRE Managing Agency during 2000 managed, on a fee basis, PXRE Lloyd's Syndicate and other syndicates at Lloyd's. Final disposition of the syndicate and agency has not been determined but the costs of administering the existing book will be incurred over the next three years. The reduction in expenses that will result from actions taken to date, relative to the cost of administering the existing book, is expected to be accretive to earnings in 2001. With PXRE's expanded Bermuda presence, PXRE believes it can write the types of business offered in the Lloyd's market without the cost structure associated with Lloyd's.

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

         In addition, the potential for uncertainty for recent underwriting years is greater than in past years because of the increased casualty exposures assumed by PXRE through its casualty and finite business. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given its recent expansion of casualty and finite business, PXRE does not have an established historical loss pattern that can be used to establish casualty loss liabilities. PXRE must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating its liabilities.

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

         The reinsurance industry is consolidating through mergers and other acquisitions. PXRE competes with numerous companies, many of which have substantially greater financial, marketing and management resources.

         The Company and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not require them to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States. PXRE understands that certain U.S.-based insurance companies are advocating an amendment to the U.S. Internal Revenue Code which would impose U.S. federal income tax on a domestic insurer which is controlled by a foreign reinsurer on the deemed investment income on its reserves on U.S. risks ceded to one or more foreign reinsurers. At this point, PXRE is unable to predict whether this legislative effort will be successful, what form any such legislation may ultimately take and what impact any such legislation would have on the Company. If the Company or any of its non-U.S. subsidiaries were subject to U.S. income tax, the Company's shareholders' equity and earnings could be materially adversely affected.

         PXRE's invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, real estate investment trusts ("REIT") and short-term investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Although PXRE seeks to preserve its capital by investing in a portfolio of hedge funds and other privately held securities designed to provide diversification of risk, such investments entail substantial risks. Portfolio performance may be adversely impacted by equity and credit market conditions. A generally strong equity market in 1999 and early in 2000 may have resulted in portfolio returns that may not be achieved in subsequent periods. There can be no assurance that the investment objectives of PXRE will be achieved, and results may vary substantially over time. In addition, although PXRE seeks to employ investment strategies that are not correlated with its reinsurance exposures, losses in PXRE's investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on PXRE. To PXRE's knowledge, other publicly traded reinsurers generally do not follow PXRE's strategy of investing a significant portion of its invested assets in hedge funds and other privately held securities. See "Investments."

         PXRE's portfolio of hedge funds and other privately held securities is subject to some or all of the following categories of risk: leverage; concentration of investments; lack of liquidity; market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility); currency fluctuations; credit risk of the securities issuer; yield curve risk; political risk for emerging market investments; and spread risk between two or more similar securities. In addition, PXRE is subject to a) counter-party risk, b) the risk when transactions settle on foreign exchanges, the protections afforded on U.S. exchanges will be absent, c) the risk of exchange controls and d) the risk that one or more of its hedge fund managers mishandles trading, hedging or deviates from the agreed upon strategy, resulting in loss.

         Fair values for PXRE's investments in hedge funds and other privately held securities generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed and the differences could be material.

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

Investments

         PXRE's management has established general investment procedures and guidelines for PXRE's investment portfolio carried out by Phoenix Investment Partners, Limited ("Phoenix Investment Partners"), a subsidiary of Phoenix Home Life Mutual Insurance Company, and by Mariner Investment Group, Inc. ("Mariner") the sole shareholder of which is also the Chairman of the Board and a founding shareholder of Select Re. The investment policies of PXRE are approved by the Company's Board of Directors and the performance of Phoenix Investment Partners and Mariner is monitored by the Investment Committee of the Company's Board of Directors.

         As of December 31, 2000, 72.7% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments.

         Of PXRE's fixed maturities portfolio at December 31, 2000, 94.4% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 31.4% of fixed maturities based on fair value at December 31, 2000. The average market yield to maturity of PXRE's fixed maturities portfolio, at December 31, 2000 and 1999, was 5.9% and 6.6%, respectively.

         PXRE had no investments in real estate or commercial mortgage loans as of December 31, 2000; however, PXRE has invested in common and preferred shares of publicly traded REITs with a market value of $14,933,000 at December 31, 2000.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. During 2000, PXRE recorded directly to equity an after-tax unrealized gain of $6,683,000 ($0.57 book value per share) in the value of its investment portfolio.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $71,468,000 at December 31, 2000, compared to $50,004,000 at December 31, 1999 including one hedge fund amounting to $23,365,000 at December 31, 2000 compared to $20,620,000 at December 31, 1999.

         A principal component of PXRE's investment strategy is investing a significant portion of PXRE's invested assets in a diversified portfolio of hedge funds. As at December 31, 2000, hedge fund investments held by PXRE amounted to approximately $109,755,000, representing 14.0% of December 31, 2000 total assets. As at December 31, 2000, hedge fund investments were allocated among twenty-two managers, with market values ranging from $856,000 to $26,861,000. At that date, two investments affiliated with Mariner, including a "fund-of-funds" amounted to approximately $50,226,000, or 45.8% of total hedge fund investments and were comprised of funds managed by sixteen of the twenty-two managers. Hedge funds in which PXRE invests utilize a strategy relating to equities that are, based on the recent history for such funds, more likely on an aggregate basis to appreciate in upwardly trending markets and more likely to depreciate in downwardly trending markets, whereas hedge funds utilizing fixed income strategies in which PXRE invests are on an aggregate basis less correlated to the direction of interest rates based on the recent performance of such funds.

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

         While PXRE seeks capital appreciation with respect to its hedge fund investments, it is also concerned with preservation of capital. For that reason, its hedge fund portfolio is designed to take advantage of broad market opportunities and diversify risk. Nevertheless, PXRE's investment policies with respect to its hedge fund investments generally do not restrict it from participating in particular markets, strategies or investments. In fact, its hedge fund investments may generally be deployed and redeployed in whatever investment strategies are deemed appropriate under prevailing economic and market conditions in an attempt to achieve capital appreciation, including, if appropriate, a concentration of investments in a relatively small group of strategies or hedge fund managers. Accordingly, the identity and number of hedge fund managers is likely to change over time.

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

         As at December 31, 2000 PXRE's investment portfolio also included approximately $30,252,000 of mezzanine bond and equity limited partnership investments, with market values ranging from $2,900,000 to $9,694,000 and remaining aggregate cash call commitments in respect of such investments of $1,982,000. Mariner also monitors the performance of these investments.

         Hedge funds and other privately held securities are accounted for under the equity method or as part of a trading portfolio. Total investment income for the twelve months ended December 31, 2000, included $9,630,000 attributable to hedge funds and other privately held securities.

         PXRE's hedge fund and other privately held securities program should be viewed as exposing it to the risk of substantial losses, which PXRE seeks to reduce through its multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

Comparison of 2000 with 1999

                                                                    Year Ended December 31,
                                                                                          Increase
                                                             2000            1999         (Decrease)
                                                             ----            ----         ----------
                                                                (in thousands)             (percent)
Gross premiums written                                     $268,990        $221,349          21.5%

Ceded premiums:
Managed business participants                                63,053          42,549          48.2
Catastrophe coverage, surplus reinsurance and other          33,236          39,955         (16.8)
                                                           --------        --------
     Total reinsurance premiums ceded                        96,289          82,504          16.7
                                                           --------        --------
Net premiums written                                       $172,701        $138,845          24.4%
                                                           ========        ========


         Gross premiums written for 2000 increased 21.5% to $268,990,000 from $221,349,000 for 1999. Net premiums written for the year ended December 31, 2000 increased 24.4% to $172,701,000 from $138,845,000 for 1999. Net premiums earned for the year ended December 31, 2000, increased 24.7% to $160,206,000 from $128,504,000 in 1999. Gross written, net written and net earned premium for 2000 increased from prior-year levels reflecting growth in PXRE's Structured/Finite Business segment, Casualty segment and the Catastrophe and Risk Excess segment, including one retroactive finite contract written amounting to $20,024,000 gross premiums written, ceded premiums written of $10,012,000 and net premiums written and earned of $10,012,000. Gross and net premiums written increased in all segments except "Other lines" as PXRE curtailed underwriting activities at PXRE Lloyd's Syndicate during 2000. PXRE's decision to buy additional retrocessional coverage reduced growth in net written and net earned premium. Reinstatement premiums were lower in 2000 on retrocessional coverage since the level of loss activity was lower than in 1999.

         Catastrophe coverage, surplus and other ceded premiums written decreased in 2000 from 1999 due to PXRE fronting less business on behalf of other reinsurers and lower reinstatement premiums which in 1999 were driven by the December 1999 French Storms, offset in part by additional retrocessional coverage.

         In 2000, PXRE made additional retrocessional coverage purchases. PXRE's property business is protected by a series of retrocessional agreements which provide protection against unusual severity of loss. Through 1999 these protections did not protect PXRE against exposure to smaller, more frequent loss occurrences; however, additional purchases in 2000 provided more protection against such loss occurrences.

         Premiums ceded by PXRE to its managed business participants decreased 14.8% to $36,239,000 for 2000 compared with $42,549,000 for 1999. The decrease in premiums ceded to these programs was due primarily to decreases in gross premiums written primarily on fronted business. In addition, PXRE ceded premiums of $26,814,000 from the Structured/Finite Business segment to a managed business participant, Select Re, commencing in 2000.

         The following tables summarize the 2000 and 1999 net premiums written and earned by PXRE's business segments:

Net Premiums Written
(in thousands except percentages)                             2000                  2000            1999             1999
                                                             ------                -------         ------           -------
                                                             Amount                Percent         Amount           Percent
                                                             ------                -------         ------           -------
Catastrophe and Risk Excess
  North American                                           $  20,354                             $  26,704
  International                                               74,256                                63,957
  Excess of loss cessions                                    (15,489)                              (18,883)
                                                           ---------                             ---------
                                                              79,121                 46%            71,778           52%
                                                           ---------                             ---------
Casualty
  North American                                              26,766                                13,148
  International                                               14,876                                12,851
                                                           ---------                             ---------
                                                              41,642                 24             25,999           19
                                                           ---------                             ---------
Structured/Finite Business
  North American                                                   0                                     0
  International                                               20,245                                     0
                                                           ---------                             ---------
                                                              20,245                 12                  0            0
                                                           ---------                             ---------
Other Lines
  North American                                               1,209                                12,073
  International                                               30,484                                28,995
                                                           ---------                             ---------
                                                              31,693                 18             41,068           29
                                                           ---------                ----         ---------          ---

Total                                                      $ 172,701                100%         $ 138,845          100%
                                                           =========                             =========
Net Premiums Earned
(in thousands except percentages)                             2000                  2000            1999             1999
                                                             ------                -------         ------           -------
                                                             Amount                Percent         Amount           Percent
                                                             ------                -------         ------           -------
Catastrophe and Risk Excess
  North American                                           $  20,517                             $  26,155
  International                                               73,378                                61,241
  Excess of loss cessions                                    (19,115)                              (14,958)
                                                           ---------                             ---------
                                                              74,780                 47%            72,438           56%
                                                           ---------                             ---------
Casualty
  North American                                              19,062                                11,593
  International                                               13,865                                 9,794
                                                           ---------                             ---------
                                                              32,927                 21             21,387           17
                                                           ---------                             ---------
Structured /Finite Business
  North American                                                   0                                     0
  International                                               17,791                                     0
                                                           ---------                             ---------
                                                              17,791                 11                  0            0
                                                           ---------                             ---------
Other Lines
  North American                                               1,308                                11,296
  International                                               33,400                                23,383
                                                           ---------                             ---------
                                                              34,708                 21             34,679           27
                                                           ---------                ---          ---------          ---

Total                                                      $ 160,206                100%         $ 128,504          100%
                                                           =========                             =========


         Management fee income from all sources for the year ended December 31, 2000 increased 52.8% to $5,483,000 from $3,590,000 for 1999, reflecting higher premiums ceded to managed business participants and fees from PXRE Lloyd's Syndicate and PXRE Managing Agency.

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of U.S. statutory accounting practices ("SAP") and net premiums earned for purposes of U.S. GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a U.S. GAAP basis.

         The loss ratio was 86.0% for 2000 compared with 123.9% for 1999 largely due to French storms Lothar and Martin in both years as well as fifteen catastrophe events in 1999. Excluding the effect of prior year loss development, the loss ratio for 2000 would have been 49.7%. The loss ratio for 2000 reflected incurred catastrophe and risk excess losses of $78,087,000 gross and $51,897,000 net for the 2000 and prior accident years. The loss ratio for 1999 reflected incurred catastrophe losses of $170,477,000 gross and $92,687,000 net for 1999 and prior accident years.


         Significant catastrophe and risk losses affecting the year ended December 31, 2000 loss ratio are as follows:

                                                            Amount of Losses
                                                            ----------------
Loss Event                                                Gross            Net
----------                                                -----            ---
(in thousands)
French Storm Martin                                       $33,940        $25,446
French Storm Lothar                                        27,197         17,961
Hurricane Georges                                           3,828          3,331
1994 Aviation Loss                                          2,701          2,132
2000 Kuwait National Petroleum                              7,555          1,834
Phillips Electronics/Ericsson Fire                          2,999          1,572

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


         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $1,196,000 for 2000 compared to an exchange gain of $442,000 for 1999.

         During 2000, PXRE experienced adverse development of $58,231,000 net for prior-year loss and loss expenses primarily related to the French Storms Lothar and Martin. The loss ratio for 1999 was adversely affected by the development of $19,781,000 net for prior-year loss and loss expenses.

         The underwriting expense ratio was 40.5% for 2000 compared with 43.0% for 1999. The decrease in underwriting expense ratio was substantially due to the increase in premiums earned and management fee income. The commission and brokerage ratio net of management fee income was 18.4% for 2000 compared with 18.8% for 1999. The operating expense ratio was 22.1% for 2000 compared with 24.2% for 1999 reflecting the benefit of growth in the Company's new lines of business. As a result of the above, the combined ratio was 126.5% for 2000 compared with 166.9% for 1999. The decrease in PXRE's GAAP combined ratio was due to reduced catastrophe activity.

         The following table summarizes the 2000 and 1999 underwriting profit and (loss) by segment:


Underwriting Operations                 2000           2000       1999          1999
(in thousands except percentages)      ------         -----     -------        ------
                                       Amount         Percent    Amount        Percent
                                       ------         -----     -------        ------
Catastrophe and Risk Excess
  North American                      $ 12,701                  $(31,591)
  International                         (2,553)                  (32,039)
  Excess of loss cessions              (11,265)                   15,476
                                      --------                  --------
                                        (1,117)          15%     (48,154)          87%
                                      --------                  --------
Casualty
  North American                          (347)                     (279)
  International                            100                      (242)
                                      --------                  --------
                                          (247)           3         (521)           1
                                      --------                  --------
Structured/Finite Business
  North American                             0                         0
  International                          1,661                       411
                                      --------                  --------
                                         1,661          (22)         411           (1)
                                      --------                  --------
Other Lines
  North American                        (2,746)                     (715)
  International                         (4,980)                   (6,166)
                                      --------                  --------
                                        (7,726)         104       (6,881)          13
                                      --------          ---     --------          ---

Total                                 $ (7,429)         100%    $(55,145)         100%
                                      ========                  ========


         Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred on weather contracts or management fees for Lloyd's syndicate agency management.

         The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

         Other operating expenses increased to $35,407,000 for the year ended December 31, 2000 from $30,052,000 in 1999. The increase was primarily related to a full year of PXRE's London agency operations as well as amortization of negative goodwill in 1999 that did not continue in 2000. Included in other operating expenses were foreign currency exchange losses of $611,000 for 2000 compared to losses of $836,000 for 1999.

         Also in 1999, PXRE incurred $695,000 in after-tax expenses associated with a change in accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, for organizational and start-up costs capitalized in prior years.

         During 2000, interest expense increased to $4,778,000 compared to $3,915,000 in 1999. The increase in interest expense relates to a drawdown of $25,000,000 under a credit facility in the fourth quarter of 1999, partially offset by a repayment of $10,000,000 of the credit facility at March 31, 2000. The variable interest rate on this portion was 7.66% at December 31, 2000. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). In addition, during 2000, PXRE incurred minority interest expense amounting to $8,875,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $8,790,000 in 1999.

         Net investment income for the year ended December 31, 2000 decreased 36.3% to $30,037,000 from $47,173,000 for 1999. The decrease in net investment income was caused primarily by certain alternative investments (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement) and trading portfolio, which produced a loss of $3,486,000 for 2000 reflecting a loss in two partnerships, compared to income of $11,067,000 for 1999. PXRE's pre-tax annualized investment yield was 6.1% for 2000 compared with 10.4% for 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for 2000 were $3,191,000, compared to losses of $3,766,000 for 1999, reflecting the restructuring of the investment portfolio and sale of Transnational Insurance in 2000 and losses from trading of weather contracts in 1999.

         The net effect of foreign currency exchange fluctuations were losses of $1,807,000 in 2000 compared to losses of $394,000 for 1999.

         The tax benefit in 1999 includes a one-time income tax charge in connection with the Bermuda redomestication of approximately $1.8 million related to the cancellation of shares of PXRE Delaware held by its subsidiary. In addition, in 1999, PXRE incurred a tax charge of $2,314,000 upon payment of a dividend by PXRE Delaware in connection with the redomestication.

         For the reasons discussed above, the net loss was $10,800,000 for 2000 compared to net loss of $42,138,000 for 1999. The diluted net loss per common share was $0.95 for 2000 compared to a net loss per share of $3.64 for 1999, based on diluted average shares outstanding of approximately 11,394,000 in 2000 and 11,568,000 in 1999.

Comparison of 1999 with 1998

                                                          Year Ended December 31,
                                                                             Increase
                                                   1999         1998        (Decrease)
                                                   ----         ----        ----------
                                                     (in thousands)        (percentage)
Gross premiums written                          $221,349       $136,215        62.5

Ceded premiums:
  Managed business participants                   42,549         21,542        97.5
  Catastrophe coverage and other
    reinsurance                                   39,955         25,979        53.8
                                                --------        -------
    Total reinsurance premiums ceded              82,504         47,521        73.6
                                                --------        -------

Net premiums written                            $138,845        $88,694        56.5%
                                                ========        =======


         Gross premiums written for 1999 increased 62.5% to $221,349,000 from $136,215,000 for 1998. Net premiums written for the year ended December 31, 1999 increased 56.5% to $138,845,000 from $88,694,000 for 1998. Net premiums earned for the year ended December 31, 1999, increased 39.1% to $128,503,000 from $92,386,000 in 1998. Gross written, net written and net earned premiums for 1999 increased from prior year levels reflecting new business written through PXRE's diversification program and approximately $7,548,000 of additional reinstatement premiums generated by 1999 loss activity.

         Premiums ceded by PXRE to its managed business participants increased 97.5% to $42,549,000 for 1999 compared with $21,542,000 for 1998. The increase in premiums ceded to these programs was due primarily to the increase in gross premiums written, including reinstatement premiums on 1999 catastrophe losses, and to fronting certain businesses on behalf of other reinsurers.

         In 1999, catastrophe coverage and other reinsurance ceded premiums written increased due to PXRE fronting certain business on behalf of other reinsurers, to additional coverage associated with new operations and to opportunistic purchases of catastrophe retrocessional protection. PXRE's property business was protected by a series of retrocessional agreements which provided protection principally against unusual severity of loss rather than protecting PXRE's exposure to smaller, more frequent loss occurrences.

         The following tables summarize the 1999 and 1998 net written and earned premium by PXRE's business segments:

Net Premiums Written
(in thousands except percentages)


                                     1999         1999         1998         1998
                                     ----         ----         ----         ----
                                    Amount       Percent      Amount       Percent
                                    ------       -------      ------       -------
Catastrophe and Risk Excess
  North American                  $  26,704                 $  12,795
  International                      63,957                    58,595
  Excess of loss cessions           (18,883)                   (3,938)
                                  ---------                 ---------
                                     71,778        52%         67,452         76%
                                  ---------                 ---------
Casualty
  North American                     13,148                       650
  International                      12,851                     4,433
                                  ---------                 ---------
                                     25,999        19           5,083          6
                                  ---------                 ---------
Structured/Finite Business
  North American                          0                         0
  International                           0                         0
                                  ---------                 ---------
                                          0         0               0          0
                                  ---------                 ---------
Other Lines
  North American                     12,073                     2,054
  International                      28,995                    14,105
                                  ---------                 ---------
                                     41,068        29          16,159         18
                                  ---------       ---       ---------        ---
Total                             $ 138,845       100%      $  88,694        100%
                                  =========                 =========


Net Premiums Earned
(in thousands except percentages)

                                            1999                      1998
                                     -------------------       -------------------
                                     Amount      Percent       Amount      Percent
                                     ------      -------       ------      ------
Catastrophe and Risk Excess
  North American                   $ 26,155                   $13,561
  International                      61,241                    63,830
  Excess of loss cessions           (14,958)                   (2,869)
                                   --------                   -------
                                     72,438        56%         74,522         81%
                                   --------                   -------

Casualty
  North American                     11,593                      (152)
  International                       9,794                     2,207
                                   --------                   -------
                                     21,387        17           2,055          2
                                   --------                   -------
Structured /Finite Business
  North American                          0                         0
  International                           0                         0
                                   --------                   -------
                                          0         0               0          0
                                   --------                   -------
Other Lines
  North American                     11,296                     3,234
  International                      23,383                    12,575
                                   --------                   -------
                                     34,679        27          15,809         17
                                   --------       ---         -------        ---
Total                              $128,504       100%        $92,386        100%
                                   ========                   =======

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

         Significant catastrophe and risk losses affecting the year ended December 31, 1999 loss ratio were as follows:

                                                    Amount of Losses
                                                    ----------------
Loss Event                                     Gross                  Net
----------                                     -----                  ---
(in thousands)

French Storm Martin                         $ 31,300                 $24,000
French Storm Lothar                           51,900                  20,600
Hurricane Floyd                               20,900                  13,700
Danish Storms                                 14,800                  11,400
Hurricane Lenny                                4,300                   3,300
Hurricane Bart                                 5,800                   2,500
Three Risk Losses                             11,300                   3,500

         Significant catastrophe and satellite losses affecting the year ended December 31, 1998 loss ratio were as follows:

                                                     Amount of Losses
                                                     ----------------
Loss Event                                     Gross                  Net
----------                                     -----                  ---
(in thousands)
Hurricane Georges                           $ 49,106                $ 25,753
Hailstorms                                     4,521                   3,597
Swissair and Delta 3 Satellites                4,087                   3,399

         The provision for losses and loss expenses and the loss ratio included the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $442,000 for 1999 compared to a loss of $675,000 for 1998.

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

         The following table summarizes the 1999 and 1998 underwriting (loss) and profit by segment:

Underwriting Operations
(in thousands except percentages)
                                              1999                                  1998
                                     --------------------------         ----------------------------
                                     Amount             Percent         Amount               Percent
                                     ------             -------         ------               -------
Catastrophe and Risk Excess
  North American                   $(31,591)                           $  6,970
  International                     (32,039)                              7,081
  Excess of loss cessions            15,476                               8,372
                                   --------                            --------
                                    (48,154)               87%           22,423               141%
                                   --------                            --------
Casualty
  North American                       (279)                               (409)
  International                        (242)                                 87
                                   --------                            --------
                                       (521)                1              (322)               (2)
                                   --------                            --------
Structured/Finite Business
  North American                          0                                   0
  International                         411                                   0
                                   --------                            --------
                                        411                (1)                0                (0)
                                   --------                            --------
Other Lines
  North American                       (715)                             (1,442)
  International                      (6,166)                             (4,794)
                                   --------                            --------
                                     (6,881)               13            (6,236)              (39)
                                   --------               ---          --------               ---

Total                              $(55,145)              100%         $ 15,865               100%
                                   ========                            ========


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

         During 1999, interest expense increased to $3,915,000 as compared to $1,395,000 in 1998. The increase in interest expense relates to a drawdown of $50,000,000 under a credit facility at a fixed rate of 6.34% on December 30, 1998, and a drawdown of the remaining $25,000,000 of this facility in the fourth quarter of 1999, at a variable annual rate of 7.12% (as described under "Liquidity and Capital Resources"). Interest in 1998 reflected $21,400,000 of PXRE's 9.75% Senior Debt which was retired in August 1998. In addition, during 1999, PXRE incurred minority interest expense amounting to $8,790,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities `sm'
(TRUPS `sm') (as described below under "Liquidity and Capital Resources") compared to $8,928,000 in 1998.

         Net investment income for the year ended December 31, 1999 increased 140.5% to $47,173,000 from $19,612,000 for 1998. The increase in net investment income was caused primarily by strong limited partnership investment returns amounting to $25,700,000 (which are carried on the equity method). PXRE's pre-tax investment yield was 10.4% for 1999 compared with 4.3% for 1998, both calculated using amortized cost and investment income before investment expenses. Net realized investment losses for 1999 were $3,766,000, reflecting losses from trading of weather contracts compared to losses of $3,862,000 for 1998 from volatile emerging market bonds offset, in part, by net gains from sale of other securities.

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

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2001, without regulatory approval, is $34,886,000. During 2000, $16,252,000 in dividends were paid by PXRE Reinsurance. Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts.

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

         In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit PXRE to meet its debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance or the approval of the Bermuda Minister of Finance prior to the payment of additional dividends by PXRE Bermuda. If such approval were not obtained, PXRE would have to adopt one or more alternatives, such as refinancing or restructuring its indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that PXRE were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on its indebtedness, PXRE could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50,000,000, and in October 1999, the remaining $25,000,000 was borrowed. On March 31, 2000, PXRE Delaware fulfilled its commitment and made a principal payment of $10,000,000, reducing the outstanding loan to $65,000,000.

         In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 6.34%. The remaining $25,000,000 was borrowed at a variable annual rate which at December 31, 2000 was 7.66%. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) the Company is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at December 31, 2000, there was no default under the Credit Agreement.

         The Credit Agreement enumerates various Events of Default, including but not limited to, if: (1) any Person or group becomes the "beneficial owner" of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities of the Company ordinarily having the right to vote in the election of directors; or (2) the Board of Directors of the Company ceases to consist of a majority of the individuals who constituted the Board as of the date of the Credit Agreement or who subsequently become members after having been nominated, or otherwise approved in writing, by at least a majority of individuals who constituted the Board as of the date of the Credit Agreement (or their approved replacements).

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the year ended December 31, 2000 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $8,875,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any

Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

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

         The primary sources of liquidity for PXRE's principal operating subsidiaries are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

         Net cash flow used by operations was $24,332,000 in 2000 compared with net cash flow provided by operations of $17,512,000 during 1999, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         Dividends declared in 2000 to shareholders were $2,831,000 compared to $7,630,000 in 1999 as the dividend per share was $0.24 in 2000 compared to $0.64 in 1999. The expected annual dividend based on shares outstanding at December 31, 2000 is approximately $2,837,000.

         Book value per common share was $21.94 at December 31, 2000.

         In December 1999, the Company announced a stock repurchase program of up to 1,000,000 shares. The Company had approximately 11,820,000 common shares outstanding as of December 31, 2000. No share repurchases were made in 2000.

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

         In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,587,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds of approximately $17,835,000. All invested assets of PXRE's Lloyd's Syndicate amounting to $18,908,000 at December 31, 2000 are restricted from being paid as a dividend through June, 2003.

         In September 1997, PXRE and Phoenix Home Life formed a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophe events or meteorological conditions.

         All amounts classified as reinsurance recoverable at December 31, 2000 are considered by management of PXRE to be collectible in all material respects.

Market Risk

         PXRE is exposed to market risks that are principally interest rate and equity price risks. The potential for losses from changes in interest rates with respect to its investments, borrowings, and a related interest rate swap exists. PXRE is exposed to potential losses from changes in equity prices with respect to its investments. However, PXRE believes its exposure to foreign exchange risk and exposures to other market risks represented by weather contracts, are not currently material. PXRE has no open weather contracts as of December 31, 2000.

         PXRE's risk management strategy is to accept certain levels of market risks, principally through its investment activities, in order to offset its insurance exposures that may be considered actuarial rather than financial. The objectives of PXRE's investment activities are to generate the required return from selected market sectors and limit its exposures to market risks that may prevent PXRE from servicing its insurance obligations. The Company's Board of Directors approves investment guidelines and the selection of external investment advisers who manage PXRE's portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisers through written reports that are reviewed and approved by the Board of Directors or a committee thereof. Management also manages diversification strategies across the portfolios in order to limit PXRE's potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, the Board of Directors, rating agencies, regulators, and to stockholders.

         The investment portfolio of PXRE is summarized in Item 14, Notes to the Financial Statements; Item 7, Management's Discussion and Analysis; and Item 1, Business.

Interest Rate Risk

         PXRE's principal fixed maturity market risk exposure is to changes in U.S. interest rates. Changes in interest rates may affect the fair value of PXRE's fixed-maturity portfolio, borrowings

(Bank Debt and Trust Preferred) and a related interest rate swap. PXRE's holdings subject it to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate, credit and prepayment risk. All fixed maturity investment positions are long with no "short" or derivative positions.

         PXRE's investments in emerging market debt securities are subject to interest rate risk which is included in the analysis below. During 1999 and 2000, PXRE substantially reduced its investment in emerging market debt securities to less than 1.7% of the fixed maturity portfolio. Therefore, the level of credit exposure associated with these securities has been substantially reduced.

         PXRE believes that reinsurance receivables and payables do not expose it to significant interest rate risk and are excluded from the analysis below.

         In order to measure PXRE's exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value. The fair value of the fixed maturity portfolio, borrowings and related interest rate swap at year-end was re-measured from the fair values reported in the financial statements assuming a 10% increase in interest rates using a Salomon Analytics "Yield Book." The potential loss in fair value due to interest rate exposure was estimated at $1.7 million at December 31, 2000 and $3 million at December 31, 1999.

         The estimated potential loss is net of prepayment risk associated with the mortgage-related securities. The mortgage sector is a minor portion of the portfolio at year-end. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk. The interest rate risk related to the investments of PXRE Lloyd's Syndicate is not material. The average maturity of these investments is under one year.

Credit Risk

         PXRE significantly reduced its investments in emerging market securities in 1999 and 2000. The credit risk related to such investments was not material at December 31, 2000.

Foreign Exchange Risk

         PXRE's exposure to foreign exchange risk from its foreign denominated securities is not material. Only a small portion of PXRE's investment portfolio is denominated in currencies other than U.S. dollars. Additionally, the carrying value of certain receivables and payables denominated in foreign currencies are carried at fair value. For these reasons, these items have been excluded from the market risk disclosure.

Equity Price Risk

         PXRE is exposed to equity price risk in the form of a limited number of equity investments, including holdings in the common stock of U.S. REITs. Based on a 10% decrease in equity prices the potential loss in fair value is estimated to be $1.6 million and $2.4 million at December 31, 2000 and 1999, respectively. The decrease reflects the reduction in the size of the equity portfolio at December 31, 2000. In addition, PXRE is exposed to potential loss in fair value on its equity trading portfolio estimated to be $2.7 million.

Diversification Benefit

         PXRE's risk management strategy includes investments that are expected to reflect offsetting changes in fair value in response to various changes in market risks. PXRE's exposure to interest rate risk in its fixed income portfolio is expected to be offset in part by the change in value of its REITs. PXRE also invests in REITs to limit the potential loss due to exposures to changes in interest rates; this loss limit is based on the expected minimum value of the real estate holdings of the trusts.

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

Income Taxes

         PXRE recognized a tax benefit of $12,007,000 in 2000 compared to a benefit of $13,149,000 in 1999. The tax benefit in 2000 differed from the statutory rate primarily due to underwriting losses, tax exempt income and the dividends received deduction. The tax benefit reported in 1999 differed from the statutory rate because of underwriting losses, losses ceded to Bermuda which are not deductible for U.S. tax purposes, tax exempt income and the amortization of negative goodwill. The tax benefit in 1999 was net of a one-time income tax charge in connection with the re-organization of approximately $1,800,000 in connection with the Bermuda redomestication related to the cancellation of shares of PXRE Corporation held by its subsidiary and by $2.3 million in connection with the redomestication related to dividends paid by PXRE Delaware.

Contingencies

         PXRE entered into weather option agreements in May 1999 with two counter parties. In April 2000 these counter parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to

Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court of New Jersey. Trial of this suit is presently scheduled to commence on April 10, 2001.

         PXRE continues to evaluate potential Year 2000 exposures emanating from its reinsurance business by conducting an analysis of each individual customer's risk exposures. Where appropriate, PXRE requires that an exclusion be added to the reinsurance contract or that a letter of intent be received. PXRE began adding exclusions to reinsurance contracts in early 1998. Additionally, it is PXRE's position, in common with others in the industry, that Year 2000 exposures in and of themselves are not fortuitous losses and thus are not covered under reinsurance contracts even without specific exclusions. For these reasons, PXRE believes that its exposures to Year 2000 claims wll not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by causing courts to reinterpret reinsurance contracts and related exclusions. It is impossible to predict what, if any, exposure reinsurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend", "believe", or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) significant catastrophe losses or losses under other coverages, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and competitors' development of new products); (iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio and potential underperformance in PXRE's structured/finite coverages; (viii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments and short falls in cash flows necessary to pay fixed rate amounts due to structured contract counterparties; (ix) market fluctuations in equity securities and with respect to PXRE's portfolio of hedge funds and other privately held securities: leverage, concentration of investments, lack of liquidity, market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility thereof) currency fluctuations, credit risk, yield curve risk, spread risk between two or more similar securities, political risk, counterparty risk and risks relating to settlements on foreign exchanges; (x) foreign currency fluctuations resulting in exchange gains or losses; (xi) changes in the composition of PXRE's investment portfolio; (xii) changes in tax laws, tax treaties, tax rules and interpretations and (xiii) changes in management's evaluation of potential Year 2000 exposures emanating from its reinsurance business.

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

Item 8.  Financial Statements and Supplementary Data

         The following financial statements are filed as part of this Form 10-K:

                                                                                                Page
PXRE Group Ltd.:
              Report of Independent Accountants                                                  F-1

              Consolidated Balance Sheets
                at December 31, 2000 and 1999                                                    F-2

              Consolidated Statements of Operations and
                Comprehensive Income for the years
                ended December 31, 2000, 1999 and 1998                                           F-3

              Consolidated Statements of
                Stockholders' Equity for the years
                ended December 31, 2000, 1999 and 1998                                           F-4

              Consolidated Statements of Cash Flow
                for the years ended December 31, 2000,
                1999 and 1998                                                                    F-5

              Notes to Consolidated Financial
                Statements                                                                       F-6


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PXRE's previous auditor, PricewaterhouseCoopers, notified the Company on March 12, 2001 that it declined to stand for re-appointment as PXRE's auditor for fiscal year 2001. PricewaterhouseCoopers's decision followed the recommendation of the Audit Committee of the PXRE's Board of Directors, and the Board of Directors' determination on February 13, 2001, to conduct a review of auditing services and to invite PricewaterhouseCoopers and two other "big Five" firms of independent auditors to make proposals to the Board of Directors for the provision of auditing services.

         The reports of PricewaterhouseCoopers on PXRE's financial statements for the fiscal years ended December 31, 1999 and 2000 were unqualified and contained no adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope, or accounting principles. During the past two fiscal years and the interim period preceding PricewaterhouseCoopers' election not to stand for re-appointment, PXRE had no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and no events of the nature required to be reported under Item 304(a)(1)(v) of Regulation S-K have occurred.

         PXRE expects to retain a successor firm to serve as independent auditors for PXRE at the upcoming meetings of the Audit Committee and Board of Directors on April 2, 2001 and the appointment of the successor firm will be submitted to PXRE's shareholders for their approval at PXRE's Annual General Meeting on June 12, 2001.

                  PXRE filed its Form 8-K on March 16, 2001, reporting PricewaterhouseCoopers' election not to stand for reappointment.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item 10 is contained in the Company 's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2000 fiscal year.

Item 11. Executive Compensation

         The information required by this Item 11 is contained in the Company 's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2000 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 12 is contained in the Company 's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2000 fiscal year.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item 13 is contained in the Company 's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2000 fiscal year.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this Form 10-K:

             (1) Financial Statements.

                                                                                                Page
         PXRE Group Ltd.:

         Report of Independent Accountants                                                       F-1

         Consolidated Balance Sheets at
              December 31, 2000 and 1999                                                         F-2

         Consolidated Statements of Operations and
              Comprehensive Income for the years
              ended December 31, 2000, 1999 and 1998                                             F-3

         Consolidated Statements of  Stockholders' Equity
              for the years ended December 31, 2000, 1999 and 1998                               F-4

         Consolidated Statements of Cash Flow for the years
              ended December 31, 2000, 1999 and 1998          `                                  F-5

         Notes to Consolidated Financial Statements                                              F-6

             (2) Financial Statements Schedules.

         Schedule I - Summary of Investments (The information required by this
         Schedule is presented in the financial statements and the notes thereto
         included in this Form 10-K.)                                                             --

         Schedule II - Condensed Financial Information of Registrant                            F-32

         Schedule III - Supplementary Insurance Information                                     F-33

         Schedule IV - Reinsurance
         (The information required by this Schedule is presented
         in the financial statements and the notes thereto included
         in this Form 10-K.)                                                                      --

         Schedule VI -- Supplemental Information Concerning
         Property/Casualty Insurance Operations                                                 F-33

         Report of Independent Accountants on the Financial Statement
         Schedules and Consent of Independent Accountants                                       F-34

         All other financial statement schedules have been omitted as inapplicable.

             (3) Exhibits.

         3.1 Memorandum of Association and Bye-laws of PXRE Group Ltd. (Exhibits
3.1 and 3.2, respectively, to the Company's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

             (4) Instruments Defining the Rights of Security Holders.

         4.1 Form of Specimen Common Share certificate, par value $1.00 per share, of the Company's (Exhibit 4.1 to the Company's Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

         4.2 Credit Agreement dated as of December 30, 1998, among PXRE Corporation, the banks and financial institutions listed on the signature pages thereto or that subsequently become parties thereto (collectively, the "Lenders") and First Union National Bank as agent for the Lenders (Exhibit 4.8 to PXRE Corporation's Form 8-K dated January 8, 1999 (File No. 1-12595), and incorporated herein by reference).

         4.3 First Amendment and Waiver to Credit Agreement, dated as of May 18, 1999, among PXRE Corporation, the Lenders and First Union National Bank, Joinder Agreements dated May 18, 1999 by Fleet National Bank and Credit Lyonnais New York Branch, Assignments and Acceptances dated May 18, 1999 between First Union National Bank and Fleet National Bank and between First Union National Bank and The First National Bank of Chicago, respectively (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-12595), and incorporated herein by reference).

         4.4 Second Amendment and Waiver to Credit Agreement, dated as of June 25, 1999, among PXRE Corporation, the Lenders and First Union National Bank, (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 1-12595), and incorporated herein by reference).

         4.5 First Amended and Restated Credit Agreement, dated as of August 31, 1999, among PXRE Corporation, as Borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as Guarantors, the Lenders named therein and First Union as agent (Exhibit
4.5 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-15259) and incorporated herein by reference).

         4.6 First Amendment to First Amended and Restated Credit Agreement, dated as of March 29, 2000, among PXRE Corporation, as borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as guarantors, the Lenders named therein and First Union National Bank as agent.

         4.7 Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee (Exhibit 4.3 to PXRE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.8 First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.9 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.10 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No.0-15428), and incorporated herein by reference).

         4.11 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.12 Registration Rights Agreement, dated January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.13 Purchase Agreement among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, dated January 24, 1997 (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

             (10) Material Contracts.

             The material contracts of PXRE are as follows:

         10.1 PXRE Reinsurance Company Management Agreement, dated as of January 1, 1990, among PXRE Reinsurance Company and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE Corporation's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); cover notes respecting January 1997 renewals by Merrimack,

Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company ("Auto-Owners") (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); cover notes respecting January 1999 renewals by NRMA, Pennsylvania Lumbermens, Auto-Owners and The Andover Companies (a Merrimack company) (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference); cover note respecting participation commencing January 1, 1999 by the Kyoei Mutual Fire & Marine Insurance Company. (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259) and incorporated herein by reference); cover note from Pennsylvania Lumbermans reflecting the amendment effective January 1, 1996 to put a maximum limit on cessions and the amendment to the Profit Commission Calculation effective January 1, 1997; cover note from Auto-Owners reflecting a change in participation effective January 1, 1999; cover note from The
Andover Companies reflecting a change in participation effective January 1, 1999; and cover note from NRMA reflecting a change in participation effective January 1, 2001.

         10.2 Quota Share Retrocessional Agreement, dated as of January 1, 1994, between PXRE Reinsurance Company and Trenwick America Reinsurance Corporation ("Trenwick Group") (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); cover note respecting January 1999 renewal by Trenwick Group (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference).

         10.3 Undertaking, dated September 1, 1998, between PXRE Reinsurance Company and Select Reinsurance Ltd., Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference); letter dated November 1, 1999 regarding Undertaking extension; and endorsement regarding Select Reinsurance Ltd. participation for 2000 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference); and endorsement, dated January 1, 2001, regarding Select Reinsurance Ltd. participation for
2001.

         10.4 Tax Settlement Agreement, dated June 21, 1991, between PXRE Corporation, PXRE Reinsurance Company and PM Holdings, Inc. (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).

         10.5 Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated February 25, 1987 and effective as of January 1, 1987 (Exhibit 10.10 to Amendment No. 1, dated February 19, 1987 to PXRE Corporation's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference); Amendment to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 2 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective as of November 1, 1989 (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference).

         10.6 Investment Management Agreement, effective January 29, 1997, between PXRE Corporation and Phoenix Investment Counsel, Inc. (Exhibit 10.29 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         10.7 Investment Management Agreement, effective October 15, 1999, between PXRE Reinsurance Ltd. and Phoenix Investment Counsel, Inc. (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1.15259), and incorporated herein by reference).

         10.8 Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit 10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1.15259), and incorporated herein by reference).

         10.9 Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); Addendum No. 2, dated November 10, 1994 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference); Addendum No. 3, dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); and Addendum No. 4 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Return between PXRE Corporation and Transnational Insurance Company.

         10.10 Employee Stock Purchase Plan as amended (Appendix C to the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08405), and incorporated herein by reference).(M)


-------------
(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

         10.11 Executive Severance Plan (Exhibit 10.10 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451) and incorporated herein by reference).(M)

         10.12 1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521), and incorporated herein by reference).(M)

         10.13 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406), and incorporated herein by reference).(M)

         10.14 1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406), and incorporated herein by reference).(M)

         10.15 Director Stock Plan (Appendix D to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406), and incorporated herein by reference).(M)

         10.16 Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406) and incorporated herein by reference).(M)

         10.17 Non-Employee Director Deferred Stock Plan.

         10.18 Agreement and Plan of Merger, dated as of August 22, 1996, between PXRE Corporation and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE Corporation's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

         10.19 Quota Share Reinsurance Agreement, dated as of November 30, 2000, between Transnational Insurance Company and PXRE Reinsurance Company and Assumption Agreement, dated as of November 30, 2000, between Transnational Insurance Company and PXRE Reinsurance Company.

         10.20 Agreement and Plan of Merger, dated as of July 7, 1999, among PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp. (Annex A to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

         10.21 Facultative Obligatory Quota Share Retrocessional Agreement, effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. and Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and


-------------
(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference).

         10.22 First Amendment to Facultative Obligatory Quota Share Retrocessional Agreement, dated as of December 1, 2000, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company.

         10.23 Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference); and Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation.

         10.24 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.25 Letter of Credit, dated November 22, 1996, issued by The Chase Manhattan Bank by order of PXRE Reinsurance Company for the benefit of Lloyd's of London (Exhibit 10.33 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.26 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee), dated November 29, 1997, between PXRE Limited and Lloyd's of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.27 Operating Agreement of Cat Bond Investors L.L.C., effective as of June 9, 1997, among Cat Bond Investors, Phoenix Home Life Mutual Insurance Company and PXRE Corporation (Exhibit 10.35 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.28 Employment Agreement, dated July 16, 1998, between PXRE Managing Agency Limited and Peter G. Butler (Exhibit 10.37 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference).(M)

         10.29 Employment Agreement, dated June 8, 1998, between PXRE Corporation and Michael J. Toman (Exhibit 10.38 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference).(M)

         10.30 Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc. (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference).

               (11) Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.

               (12) Statement setting forth computation of ratios. Attached hereto as Exhibit 12.

               (21) List of Subsidiaries. At December 31, 2000, PXRE Group Ltd. had the following subsidiaries: PXRE Reinsurance Ltd., a Bermuda insurance company; PXRE (Barbados) Ltd., a Barbados company; PXRE Corporation, a Delaware corporation; PXRE Reinsurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Limited, an English company (the sole member of Syndicate 1224 at Lloyd's of London); PXRE Managing Agency Limited (the managing agency for Syndicate 1224 at Lloyd's of London); PXRE Trading Corporation, a Delaware corporation; TREX Trading Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); CAT Fund, L.P., a Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading Corporation and TREX Trading Corporation are the only limited partners); Cat Bond Investors L.L.C. (of which PXRE Corporation and Phoenix Home Life Mutual Insurance Company are the only members); PXRE Solutions Inc., a Connecticut corporation; PXRE Direct Underwriting Managers, Inc., a Connecticut corporation; PXRE Underwriting Managers, Inc., a Virginia corporation and Nexus Management Advisors LLC, a Delaware limited liability company of which PXRE Corporation holds 70% of the Membership interests. (See the discussion in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

               (23) Consents of Experts and Counsel. The consent of PricewaterhouseCoopers LLP, independent accountants to the Company, is included as part of Item 14(a)(2) of this Form 10-K.

               (24) Power of Attorney. Copies of the powers of attorney executed by each of F. Sedgwick Browne, Robert W. Fiondella, Franklin D. Haftl, Bernard Kelly, Halbert D. Lindquist, Wendy Luscombe, Philip R. McLoughlin and David W. Searfoss are attached hereto as Exhibit 24.

               (27) Financial Data Schedule. Exhibit 27 included in electronic filing only.


-------------
(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

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

                              Date: March 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:


By: /s/ Gerald L. Radke                    By: /s/ James F. Dore
        Gerald L. Radke                            James F. Dore
        Its Chairman of the Board,                 Its Executive Vice President,
        President and Chief                        Treasurer and Chief Financial
        Executive Officer                          Officer
        (Principal Executive                       (Principal Financial
        Officer); and Director                     Officer and Principal
                                                   Accounting Officer)

Date:  March 29, 2001                              Date:  March 29, 2001



By* /s/ F. Sedgwick Browne                 By* /s/ Franklin D. Haftl
   ------------------------------             -------------------------------
      F. Sedgwick Browne                         Franklin D. Haftl
      Director                                   Director

Date:  March 29, 2001                      Date:  March 29, 2001

By* /s/ Robert W. Fiondella                By* /s/ Wendy Luscombe
   ------------------------------             -------------------------------
         Robert W. Fiondella                     Wendy Luscombe
         Director                                Director

Date:  March 29, 2001                      Date:  March 29, 2001



By* /s/ Bernard Kelly                      By* /s/ Philip R. McLoughlin
   ------------------------------             -------------------------------
         Bernard Kelly                           Philip R. McLoughlin
         Director                                Director

Date:  March 29, 2001                            Date:  March 29, 2001



By* /s/ David W. Searfoss                  By* /s/ Halbert D. Lindquist
   ------------------------------             -------------------------------
         David W. Searfoss                       Halbert D. Lindquist
         Director                                Director

Date:  March 29, 2001                            Date:  March 29, 2001



                             *By: /s/ Gerald L. Radke
                                      Gerald L. Radke
                                      Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PXRE Group Ltd. (Successor Registrant of PXRE Corporation)

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

PricewaterhouseCoopers
Hamilton, Bermuda
February 12, 2001


PXRE
Group Ltd.      Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                                 2000                1999
                                                                                            -------------       --------------
Assets          Investments:
                Available for sale:
                  Fixed maturities, available-for-sale, at fair value
                    (amortized cost $281,474,000 and $329,962,000, respectively)             $ 281,721,678      $ 321,247,527
                  Equity securities, at fair value (cost $16,396,000 and $26,214,000)           16,260,089         24,840,360
                Short-term investments                                                          71,467,877         50,004,473
                Trading securities (cost $23,250,000 and $26,000,000)                           27,819,800         27,806,209
                Limited partnerships, at equity (cost $66,770,000 and $67,147,000)              88,822,522         85,669,508
                                                                                           ----------------    ---------------
                      Total investments                                                        486,091,966        509,568,077
                Cash                                                                            19,008,897         14,735,040
                Accrued investment income                                                        5,010,538          4,186,849
                Receivables:
                  Unreported premiums                                                           54,607,126         40,216,340
                  Balances due from intermediaries and brokers, net                             20,074,909         21,549,113
                  Other receivables                                                             23,498,041         22,971,088
                Reinsurance recoverable                                                        117,196,459        106,702,307
                Ceded unearned premiums                                                         13,764,781         19,582,260
                Deferred acquisition costs                                                       9,697,003          7,809,971
                Current income tax recoverable                                                   2,978,556         12,628,414
                Deferred tax asset                                                              15,002,429         11,531,000
                Other assets                                                                    17,816,090          8,699,650
                                                                                           ----------------    ---------------
                      Total assets                                                           $ 784,746,795      $ 780,180,109
                                                                                           ================    ===============

Liabilities     Losses and loss expenses                                                     $ 251,619,635      $ 261,551,353
                Unearned premiums                                                               49,548,368         42,218,837
                Debt payable                                                                    65,000,000         75,000,000
                Other liabilities                                                               59,667,135         38,609,857
                                                                                           ----------------    ---------------
                      Total liabilities                                                        425,835,138        417,380,047
                                                                                           ----------------    ---------------
                Minority interest in consolidated subsidiary:
                    Company-obligated mandatorily redeemable capital trust
                     pass-through securities of subsidiary trust holding solely
                     a company-guaranteed related subordinated debt                             99,525,376         99,521,079
                                                                                           ---------------     --------------

Stockholders'   Serial preferred stock, $1.00 par value -- 10,000,000 shares
Equity              authorized respectively; 0 shares issued and outstanding                             0                  0
                Common stock, $1.00 par value -- 50,000,000 shares
                    authorized, 11,820,079 and 11,679,769 shares issued,
                    respectively                                                                11,820,079         11,679,769
                Additional paid-in capital                                                     175,014,314        173,682,802
                Accumulated other comprehensive income:
                  Net unrealized depreciation on investments, net of deferred income tax (expense) benefit of ($39,000) and $3,520,000,
                      respectively                                                                 (69,147)        (6,752,002)
                Retained earnings                                                               76,301,524         89,932,620
                Restricted stock at cost (386,047 and 369,483 shares)                           (3,680,489)        (5,264,206)
                                                                                           ----------------    ---------------
                      Total stockholders' equity                                               259,386,281        263,278,983
                                                                                           ----------------    ---------------
                      Total liabilities and stockholders' equity                             $ 784,746,795      $ 780,180,109
                                                                                           ================    ===============

                               The accompanying notes are an integral part of these statements.


PXRE
Group Ltd.     Consolidated Statements of Operations and Comprehensive Income
----------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31,
                                                                                   2000              1999            1998
                                                                               -------------    ------------    ------------
Revenues       Net premiums earned                                             $ 160,205,927    $128,503,110    $ 92,386,326
               Net investment income                                              30,036,808      47,172,616      19,611,889
               Net realized investment gains (losses)                              3,190,857      (3,765,816)     (3,862,189)
               Management fees                                                     5,483,689       3,590,337       2,172,131
                                                                              --------------   -------------   -------------
                                                                                 198,917,281     175,500,247     110,308,157
                                                                              --------------   -------------   -------------

Losses and     Losses and loss expenses incurred                                 137,764,938     159,259,413      57,793,626
Expenses       Commissions and brokerage                                          34,898,983      27,701,644      20,562,688
               Other operating expenses                                           35,406,799      30,052,310      19,313,425
               Interest expense                                                    4,777,795       3,915,098       1,394,811
               Minority interest in consolidated subsidiary                        8,875,239       8,790,106       8,927,863
                                                                              --------------   -------------   -------------
                                                                                 221,723,754     229,718,571     107,992,413
                                                                              --------------   -------------   -------------

               (Loss) income before income taxes, cumulative effect of
                 accounting change, and extraordinary item                       (22,806,473)    (54,218,324)      2,315,744
               Income tax benefit                                                 12,006,500      12,774,971       1,206,077
                                                                              --------------   -------------   -------------
               (Loss) income before cumulative effect of accounting change
                 and extraordinary loss                                          (10,799,973)    (41,443,353)      3,521,821
               Cumulative effect of accounting change, net of $374,381
                 tax benefit                                                               0         695,278               0
               Extraordinary loss on debt redemption, net of $454,000
                 income tax benefit                                                        0               0         843,000
                                                                              --------------   -------------   -------------
               Net (loss) income                                               $ (10,799,973)   $(42,138,631)    $ 2,678,821
                                                                              ==============   =============   =============

Comprehensive  Other comprehensive (loss) income, net of tax:
Income         Net unrealized  appreciation (depreciation) on investments          6,682,855      (6,758,255)     (3,166,753)
                                                                              --------------   -------------   -------------
               Comprehensive (loss) income                                     $  (4,117,118)   $(48,896,886)     $ (487,932)
                                                                              ==============   =============   =============

Per Share      Basic:
                     (Loss) income before cumulative effect of accounting
                      change and extraordinary item                            $       (0.95)   $      (3.58)   $       0.26
                     Cumulative effect of accounting change                             0.00           (0.06)           0.00
                     Extraordinary loss                                                 0.00            0.00           (0.06)
                                                                              --------------   -------------   -------------
                     Net (loss) income                                         $       (0.95)   $      (3.64)   $       0.20
                                                                              ==============   =============   =============
                     Average shares outstanding                                   11,393,652      11,568,494      13,339,479
                                                                              ==============   =============   =============

                Diluted:
                     (Loss) income before cumulative effect of accounting
                      change and extraordinary item                            $       (0.95)   $      (3.58)   $       0.26
                      Cumulative effect of accounting change                            0.00           (0.06)           0.00
                      Extraordinary loss                                                0.00            0.00           (0.06)
                                                                              --------------   -------------   -------------
                     Net (loss) income                                         $       (0.95)   $      (3.64)   $       0.20
                                                                              ==============   =============   =============
                     Average shares outstanding                                   11,393,652      11,568,494      13,451,731
                                                                              ==============   =============   =============

                              The accompanying notes are an integral part of these statements.


PXRE
Group Ltd.       Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------
                                                 Years Ended December 31, 2000, 1999 and 1998
                                                                           Additional        Accumulated
                                         Preferred            Common         Paid-in           Treasury
                                           Stock               Stock         Capital             Stock
                                         ---------           ---------     -------------     --------------
Balance at December 31, 1997               $    0            $ 148,063     $ 255,060,792     $ (21,660,108)

Net income
Unrealized depreciation on
 investments, net
Issuance of common stock                                         1,319         4,069,940
Repurchase of treasury stock                                                                   (39,728,564)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Other                                                                             16,822           (31,353)
                                          -----------------------------------------------------------------
Balance at December 31, 1998                    0              149,382       259,147,554       (61,420,025)

Net loss
Unrealized depreciation on
  investments, net
Increase in par value upon
  redomestication                                           11,501,792       (11,501,792)
Issuance of common stock                                        28,595         4,928,345
Repurchase of common stock                                                                     (17,169,725)
Cancellation of treasury stock                                               (78,697,992)       78,697,992
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common
  stockholders
Elimination of quarter lag in results
  of UK subsidiary
Other                                                                           (193,313)         (108,242)
                                          -----------------------------------------------------------------
Balance at December 31, 1999                    0           11,679,769       173,682,802                 0

Net loss
Unrealized appreciation on investments,
  net
Issuance of common stock                                       140,310         1,802,814
Repurchase of common stock
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Other                                                                           (471,302)
                                          -----------------------------------------------------------------
Balance at December 31, 2000              $      0        $  11,820,079    $ 175,014,314     $           0
                                          =================================================================
                                                 Years Ended December 31, 2000, 1999 and 1998
                                            Other                                               Total
                                        Comprehensive      Retained         Restricted      Stockholders'
                                            Income         Earnings            Stock            Equity
                                        --------------    -------------   --------------    --------------
Balance at December 31, 1997               $ 3,173,006    $ 150,749,451    $    (782,808)    $ 386,688,396

Net income                                                    2,678,821                          2,678,821
Unrealized depreciation on
 investments, net                           (3,166,753)                                         (3,166,753)
Issuance of common stock                                                                         4,071,259
Repurchase of treasury stock                                                                   (39,728,564)
Issuance of restricted stock                                                  (3,838,227)       (3,838,227)
Amortization of restricted stock                                               1,239,085         1,239,085
Dividends paid to common stockholders                       (13,585,333)                       (13,585,333)
Other                                                                             31,353            16,822
                                          -----------------------------------------------------------------
Balance at December 31, 1998                     6,253       139,842,939      (3,350,597)      334,375,506

Net loss                                                     (42,138,631)                      (42,138,631)
Unrealized depreciation on
  investments, net                          (6,758,255)                                         (6,758,255)
Increase in par value upon
  redomestication                                                                                        0
Issuance of common stock                                                                         4,956,940
Repurchase of common stock                                                                     (17,169,725)
Cancellation of treasury stock                                                                           0
Issuance of restricted stock                                                  (4,385,780)       (4,385,780)
Amortization of restricted stock                                               2,409,665         2,409,665
Dividends paid to common
  stockholders                                                (7,629,924)                       (7,629,924)
Elimination of quarter lag in results
  of UK subsidiary                                              (141,764)                         (141,764)
Other                                                                             62,506          (239,049)
                                          -----------------------------------------------------------------
Balance at December 31, 1999                (6,752,002)       89,932,620      (5,264,206)      263,278,983

Net loss                                                     (10,799,973)                      (10,799,973)
Unrealized appreciation on investments,
  net                                        6,682,855                                           6,682,855
Issuance of common stock                                                                         1,943,124
Repurchase of common stock                                                                               0
Issuance of restricted stock                                                  (1,276,445)       (1,276,445)
Amortization of restricted stock                                               2,632,357         2,632,357
Dividends paid to common stockholders                         (2,831,123)                       (2,831,123)
Other                                                                            227,805          (243,497)
                                          -----------------------------------------------------------------
Balance at December 31, 2000                 $ (69,147)   $   76,301,524   $  (3,680,489)    $ 259,386,281
                                          =================================================================

                      The accompanying notes are an integral part of these statements.

                                      F-4

PXRE
Group Ltd.      Consolidated Statements of Cash Flows from Financing Activities
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,

                                                                                 2000           1999            1998
                                                                           --------------  --------------   ------------
Cash Flows      Net (loss) income                                          $ (10,799,973)  $ (42,138,631)   $  2,678,821
from Operating  Adjustments to reconcile net income to net cash
Activities        provided by operating activities:
                     Losses and loss expenses                                 (9,931,716)    158,958,959      45,402,940
                     Unearned premiums                                        13,147,010      15,512,597      (3,643,393)
                     Deferred acquisition costs                               (1,887,032)     (3,687,368)     (1,156,862)
                     Receivables                                             (10,580,718)    (29,151,184)    (16,603,791)
                     Reinsurance balances payable                             14,261,590      10,385,580      10,021,725
                     Reinsurance recoverable                                 (10,494,153)    (70,627,866)    (27,018,379)
                Income tax recoverable                                         7,959,103       3,132,135      (7,591,759)
                Equity in earnings of limited partnerships                    (9,495,048)    (23,608,098)      5,059,230
                Other                                                         (6,511,284)     (1,263,685)     (2,193,465)
                                                                           --------------  --------------  --------------
                      Net cash (used) provided by operating activities       (24,332,221)     17,512,439       4,955,067
                                                                           --------------  --------------  --------------

Cash Flows      Cost of fixed maturity investments                          (143,346,661)   (129,792,417)   (178,648,802)
from Investing  Fixed maturity investments matured/disposed                  189,268,437     103,388,412     262,534,237
Activities      Payable for securities                                        (2,076,481)      2,076,557               0
                Cost of equity securities                                    (24,235,314)     (9,835,512)    (22,871,893)
                Equity securities disposed                                    36,623,456      28,382,068       2,817,183
                Net change in short-term investments                         (18,294,998)     12,717,651      (6,053,033)
                Limited partnerships disposed                                 23,769,726      30,391,215       7,040,660
                Limited partnerships purchased                               (20,641,691)    (56,883,257)    (34,325,097)
                                                                           --------------  --------------  --------------
                      Net cash provided (used) by investing activities        41,066,474     (19,555,283)     30,493,255
                                                                           --------------  --------------  --------------

Cash Flows      Proceeds from issuance of common stock                           686,943         505,795         233,032
from Financing  Cash dividends paid to common stockholders                    (2,831,121)     (7,629,924)    (13,585,333)
Activities      Repurchase of debt                                           (10,000,000)              0     (22,527,860)
                Proceeds of debt                                                       0      25,000,000      50,000,000
                Cost of stock repurchased                                       (316,218)    (17,215,460)    (39,728,564)
                                                                           --------------  --------------  --------------
                     Net cash (used) provided by financing activities        (12,460,396)        660,411     (25,608,725)
                                                                           --------------  --------------  --------------

                Net change in cash                                             4,273,857      (1,382,433)      9,839,597
                Cash, beginning of period                                     14,735,040      16,117,473       6,277,876
                                                                           --------------  --------------  --------------
                Cash, end of period                                         $ 19,008,897    $ 14,735,040    $ 16,117,473
                                                                           ==============  ==============  ==============

                            The accompanying notes are an integral part of these statements.


PXRE                        Notes to Consolidated Financial Statements
Group Ltd.                  Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

1. Significant Accounting Policies

   Basis of Presentation and Consolidation
   ---------------------------------------

     On October 5, 1999, PXRE completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Corporation and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd., and operations in Barbados through PXRE (Barbados) Ltd. The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with generally accepted accounting principles ("GAAP") in the United States. The 2000 and 1999 financial statements reflect the consolidated operations of PXRE Group Ltd. (collectively referred to as "PXRE"), and its subsidiaries PXRE Corporation, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Managing Agency Limited, PXRE Reinsurance Ltd., and PXRE (Barbados) Ltd. The 1998 financial statements reflect the financial position and results of operations of PXRE Corporation and subsidiaries.

     On December 21, 2000, PXRE sold its wholly owned subsidiary Transnational Insurance Company in consideration of a purchase price equal to the net assets of Transnational Insurance plus an additional amount as a premium for the value of the insurance licenses and surplus lines authorizations.

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

     Certain reclassifications have been made for 1999 and 1998 to conform to the 2000 presentation.

   Premiums Assumed and Ceded
   --------------------------

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

   Deferred Acquisition Costs
   --------------------------

     Acquisition costs consist of commission and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded and management fees. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

   Management Fees
   ---------------

     Management fees are recorded as earned on a pro-rata basis over the contract period under various arrangements whereby PXRE acts as underwriting manager for other insurers and reinsurers. These fees are initially based on premium volume, but are adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years.

   Losses and Loss Expense Liabilities
   -----------------------------------

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

     In 2000, PXRE commenced assuming structured product contracts in PXRE Reinsurance Ltd., which is a new line of business for PXRE. Such contracts may be recorded on a discounted basis. At December 31, 2000, reserves related to these contracts amounting to $4,491,000 were discounted by $849,000 at a rate of 6% over 21 years.

     Premiums on assumed retroactive contracts are earned when written with a corresponding liability established for the estimated loss the Company ultimately expects to pay out. The initial gain is deferred and amortized into income over the expected pay out period using the interest method. Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial loss is deferred and amortized into expense over the expected pay-out period using the interest method.

   Investments
   -----------

     Fixed maturity investments and equity securities are considered available-for-sale or trading and are reported at fair value. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are deemed other than temporary are charged to operations. Unrealized gains and losses associated with the trading portfolio, as a result of temporary changes in fair value during the period such investments are held, are recognized in investment income. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates fair value. Short-term investments also includes a limited partnership that invests primarily in marketable fixed income securities and provides for fund withdrawals upon 30 days notice; this partnership is reported under the equity method. Investments in limited partnerships are reported under the equity method, which includes the cost of the investment and subsequent proportional share of the partnership earnings. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

   Fair Value of Financial Instruments
   -----------------------------------

     Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 3 and 4.

   Debt Issuance Costs
   -------------------

     Debt issuance costs associated with the issuance of $100 million 8.85% Capital Trust Pass-through Securities'sm' (TRUPS'sm') and the issuance of a note under a $75 million Credit Agreement are being amortized over the term of the related outstanding debt on the interest method.

   Foreign Exchange
   ----------------

     Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting gains and losses are reflected in income for the period.

   Federal Income Taxes
   --------------------

     Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE's assets and liabilities.

   Comprehensive Income
   --------------------

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation or depreciation of investments, net of tax.

   Earnings Per Share
   ------------------

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

   Stock-Based Compensation
   ------------------------

     PXRE accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25.

   Reporting Year for U.K. Operations
   ----------------------------------

     In 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998 amounted to a loss of approximately $140,000. This loss was charged to retained earnings during 1999 in order to report only 12 months' operating results.

   Organizational and Start-Up Costs
   ---------------------------------

     Commencing in 1999, PXRE adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" issued by the American Institute of Certified Public Accountants. This statement requires that companies expense organizational and start-up costs as incurred, and that initial application be reported as the cumulative effect of a change in accounting principle. As a result, PXRE expensed $695,000 of such expenses, net after tax, in 1999.

   Accounting for Derivative Instruments and Hedging Activities
   ------------------------------------------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. Gains or losses from changes in the derivative values are to be accounted for based on how the derivative was used and whether it qualifies for hedge accounting.

     The statement has been deferred and is now effective beginning in 2001. PXRE is currently assessing the effect of adopting this statement. It is not expected, however, that the adoption of this statement will have a material effect on PXRE's financial position or results of operations.

2. Underwriting Programs

     Premiums written and earned for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                  2000                       1999                       1998
                               -------------              ------------              -------------
Premiums written
Assumed                        $268,924,177               $218,507,032               $133,143,629
Direct                               65,389                  2,842,139                  3,071,559
                               ------------               ------------              -------------
Gross premiums written          268,989,566                221,349,171                136,215,188
Ceded premiums written          (96,288,479)               (82,504,050)               (47,521,377)
                               ------------               ------------               -------------
Net premiums written           $172,701,087               $138,845,121               $ 88,693,811
                               ============               ============               =============

                                  2000                       1999                         1998
                               ------------               ------------               -------------
Premiums earned
Assumed                        $259,760,642               $198,342,728               $133,010,858
Direct                            1,527,053                  2,113,403                    424,822
Ceded                          (101,081,768)               (71,953,021)               (41,049,354)
                               ------------               ------------              -------------
Net premiums earned            $160,205,927               $128,503,110               $ 92,386,326
                               ============               ============              =============

     Premiums written were assumed principally through reinsurance brokers or intermediaries. In 2000, 1999 and 1998 four reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 56%, 43% and 47% of gross premiums written, respectively.
     Included in ceded premiums written is $48,931,000, $29,466,000 and $10,565,000 of premiums ceded to a reinsurer, Select Reinsurance Ltd., whose Board of Directors includes PXRE's Chief Executive Officer and an Executive Vice-President, both of whom are shareholders of the reinsurer. Net assets due from the reinsurer at December 31, 2000, are $38,185,000 which is secured by a trust agreement, letter of credit and funds held.
     PXRE also purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.
     Activity in the net losses and loss expense liability for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                    2000               1999             1998
                                                                -------------      ------------     -------------
Net balance January 1                                           $160,516,230       $ 69,242,352      $44,455,998

Adjustment to eliminate quarter lag on U.K. subsidiary                     0         (1,677,526)               0

Incurred related to:
    Current year                                                   79,534,035       139,478,230       58,325,429
    Prior years                                                    58,230,903        19,781,183         (531,803)
                                                                -------------      ------------     -------------
    Total incurred                                                137,764,938       159,259,413       57,793,626
                                                                -------------      ------------     -------------
Paid related to:
    Current year                                                   14,708,791        17,855,659       11,112,999
    Prior years                                                   131,643,666        48,452,350       21,894,273
                                                                -------------      ------------     -------------
    Total paid                                                    146,352,457        66,308,009       33,007,272
                                                                -------------      ------------     -------------

Net asset related to retroactive reinsurance assumed                3,574,467                 0                0

Net balance at December 31                                        155,503,178       160,516,230       69,242,352

Reinsurance recoverable on unpaid losses and loss expenses         96,116,457       101,035,123       33,350,042
                                                                -------------      ------------     -------------
Gross balance at December 31                                     $251,619,635      $261,551,353     $102,592,394
                                                                =============      ============     =============


     As a result of changes in estimates of insured events in prior years, the provision for losses and loss expenses experienced deficiencies of $58,231,000 on a net basis in 2000, primarily due to French Storms Lothar and Martin. The net loss ratio was unfavorably affected by an increase to reserves of $19,781,000 in 1999 and favorably impacted by a savings to reserves of $532,000 in 1998.

3.  Investments

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 2000 and 1999 are shown below:


                                                                          Gross                Gross            Estimated
                                                    Amortized          Unrealized           Unrealized            Fair
                                                      Cost                Gains               Losses              Value
                                                  ------------         ------------         ----------        ------------
2000
----
United States government securities               $ 48,756,503          $  327,586          $  325,403        $ 48,758,686
Foreign government securities                        5,600,384                   0             942,404           4,657,980
United States government agency
  mortgage-backed securities                        17,724,673              73,193              93,849          17,704,017
Other mortgage and asset-backed securities          69,995,586           1,086,936             227,785          70,854,737
Obligations of states and political
  subdivisions                                      87,182,603           2,645,971             193,173          89,635,401
Public utilities and industrial and
  miscellaneous securities                          52,214,050             193,511           2,296,704          50,110,857
                                                  ------------          ----------          ----------        ------------
     Total fixed maturities                       $281,473,799          $4,327,197          $4,079,318        $281,721,678
                                                  ============          ==========          ==========        ============
Equity securities                                 $ 16,395,580          $        0          $  135,491        $ 16,260,089
                                                  ============          ==========          ==========        ============



                                                                          Gross                Gross            Estimated
                                                    Amortized          Unrealized           Unrealized            Fair
                                                      Cost                Gains               Losses              Value
                                                  ------------         ------------         ----------        ------------
1999
----
United States government securities               $104,034,363          $   54,370          $2,568,969        $101,519,764
Foreign government securities                       10,115,674                   0           1,373,084           8,742,590
United States government agency
  mortgage-backed securities                        25,416,497                   0             817,661          24,598,836
Other mortgage and asset-backed securities          69,105,382               8,288           1,900,332          67,213,338
Obligations of states and political
  subdivisions                                      94,691,998             422,315           1,163,694          93,950,619
Public utilities and industrial and
  miscellaneous securities                          26,598,316               9,120           1,385,056          25,222,380
                                                  ------------          ----------          ----------        ------------
     Total fixed maturities                       $329,962,230          $  494,093          $9,208,796        $321,247,527
                                                  ============          ==========          ==========        ============
Equity securities                                 $ 26,214,265          $        0          $1,373,905        $ 24,840,360
                                                  ============          ==========          ==========        ============


         Included in other comprehensive income in 2000 is $6,683,000 of net unrealized appreciation on investments which includes $9,874,000 of unrealized net gains arising during the year less $3,191,000 of reclassification adjustments for net gains, included in net income.

         Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

                                              2000                      1999                      1998
                                          ------------              ------------              ------------
Proceeds from Sale
   Fixed maturities                       $186,380,495              $ 86,040,075              $234,195,041
                                          ============              ============              ============
   Equity securities                      $ 36,623,456              $ 28,382,068              $  3,871,056
                                          ============              ============              ============
Gross Gains
   Fixed maturities                       $    222,669              $  1,936,898              $  4,298,138
   Equity securities                         4,999,134                 4,307,178                 1,046,699
   Other                                       405,260                 3,661,831                 2,346,612
                                          ------------              ------------              ------------
                                             5,627,063                 9,905,907                 7,691,449
                                          ------------              ------------              ------------
Gross Losses
   Fixed maturities                         (1,504,800)               (6,316,161)              (10,615,978)
   Equity securities                          (929,848)                 (687,055)                  (23,056)
   Other                                        (1,558)               (6,668,507)                 (914,604)
                                          ------------              ------------              ------------
                                            (2,436,206)              (13,671,723)              (11,553,638)
                                          ------------              ------------              ------------

Net realized gains (losses)               $  3,190,857              $ (3,765,816)             $ (3,862,189)
                                         =============              ============              ============


         Included in gross losses on fixed maturities for 1998 is a realized loss on the permanent write down of a bond in technical default in the amount of $6,600,000, which was sold in 1999 at a gain of $596,000.

         The components of net investment income were as follows:

                                                2000                     1999                    1998
                                             -----------             ------------            ------------

Fixed maturity investments                   $18,207,003             $19,096,242             $22,654,993
Equity securities                              1,054,802               1,282,199                 579,718
Short-term investments                         3,154,791               1,984,366               2,044,876
Limited partnerships and trading
  portfolio                                    9,629,676              25,703,702              (4,933,361)
                                             -----------             -----------             -----------
                                              32,046,272              48,066,509              20,346,226
Less investment expenses                       2,009,464                 893,893                 734,337
                                             -----------             -----------             -----------
Net investment income                        $30,036,808             $47,172,616             $19,611,889
                                             ===========             ===========             ===========



         Investment expenses represent fees paid to Phoenix Investment Partners, Limited, a subsidiary of Phoenix Home Life Mutual Insurance Company which owned 9.6%, 7.8% and 5.2% of the outstanding common stock of PXRE at December 31, 2000, 1999 and 1998, respectively, and fees paid to Mariner Investment Group. The sole shareholder of Mariner Investment Group is the Chairman of the Board and a founding shareholder of Select Reinsurance Ltd. which owned approximately 9.4%, 9.5% and 0% of the outstanding common stock of PXRE at December 31, 2000, 1999, and 1998, respectively.

  Investment Maturity Distributions
  ---------------------------------

         The amortized cost and estimated fair value of fixed maturity investments at December 31, 2000, by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                 Estimated
                                                         Amortized                 Fair
                                                           Cost                    Value
                                                         -----------             -----------
Fixed Maturity

One year or less                                        $ 21,697,367            $ 21,723,784
Over 1 through 5 years                                    80,331,986              81,045,101
Over 5 through 10 years                                   69,564,789              67,629,763
Over 10 through 20 years                                   8,040,669               8,856,636
Over 20 years                                             14,118,729              13,907,640
United States government agency and
  other mortgage and asset-backed securities              87,720,259              88,558,754
                                                        ------------            ------------
     Total                                              $281,473,799            $281,721,678
                                                        ============            ============

         In addition to fixed maturities, PXRE held $71,468,000 and $50,004,000 of short-term investments at December 31, 2000 and 1999, respectively, comprised principally of high-grade commercial paper, U.S. Treasury bills and other investments with original maturities of one year or less. PXRE also held $116,642,000 and $113,476,000 of limited partnership and trading portfolio assets at December 31, 2000 and 1999, respectively, accounted for under the equity method or at fair market value, as follows:

                                         2000                               1999
                               --------------------------        --------------------------
                                   $          Ownership %           $           Ownership %
                                  ---         -----------          ---          -----------
Mariner Select L.P.            26,861,292        45.1            27,229,000        47.35
Other                          89,781,030     0.1 to 34.7        86,246,717     0.3 to 36.6
                              -----------                       -----------
    Total                     116,642,322                       113,475,717
                              ===========                       ===========

         Total net assets and net income of the Mariner Select L.P. Fund amounted to $59,544,000 and $4,915,000 in 2000, and $57,511,000 and
$16,795,000 in 1999. Mariner Partners L.P., which is included in short-term investments, has total net assets and net income of $67,281,000 and $7,242,000 in 2000, and $41,493,000 and $7,250,000 in 1999.

     Restricted Assets
     -----------------

         Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $209,000 were issued at December 31, 2000, in respect of reported loss reserves and unearned premiums. Investments with a par value of $503,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $8,422,000 at December 31, 2000 were on deposit with various state insurance departments in order to comply with insurance laws.

         PXRE, in connection with the startup of PXRE Ltd.'s Lloyd's Syndicate No. 1224, has placed on deposit $46,587,000 par value of United States government securities and municipal securities as collateral for Lloyd's of London. In addition, PXRE issued a letter of credit for the benefit of Lloyd's of London in the amount of $15,355,000. The letter of credit is collateralized by municipal bonds of approximately $17,835,000. All invested assets of PXRE Ltd's Syndicate 1224 amounting to $18,908,000 at December 31, 2000 are restricted from being paid as a dividend for at least three years.

         PXRE has $25 million in commitments for funding certain investments in certain limited partnerships of which approximately $23 million has been funded at December 31, 2000.

4. Notes Payable and Credit Arrangements

         In January 1997, PXRE Corporation issued $100,000,000 of 8.85% TRUPS. The fair value of the TRUPS'sm' is $77,583,000 and $87,678,000 at December 31, 2000 and 1999, respectively. Interest is payable on the TRUPS'sm' semi-annually. The notes are redeemable on or after February 1, 2007, at the option of PXRE Corporation, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter.

         On December 30, 1998, PXRE Corporation entered into a Credit Agreement with First Union National Bank ("First Union") to arrange and syndicate for it a revolving credit facility of up to $75 million. At December 31, 1998, $50 million of the total $75 million was underwritten and committed to by First Union. The additional $25 million of the revolving credit facility was drawn down October 6, 1999, and PXRE Group Ltd. and PXRE (Barbados) Ltd. were added as guarantors under the Credit Agreement. First Union syndicated the $75 million revolving credit facility, joining Fleet National Bank, Credit Lyonnais, New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). The $75 million borrowings under the Credit Agreement bear interest at First Union's base rate or at the financial institution's LIBOR rate for periods of 30, 60, 90 or 180 days plus a 1% credit margin. The interest rate charged at December 31, 2000 and 1999, was 7.66% and 6.94%, respectively. In addition, the Credit Agreement requires PXRE and certain subsidiaries, where applicable, to maintain certain financial ratios including minimum fixed charge coverage, maximum consolidated debt to total capitalization, minimum statutory capital and surplus, and minimum risk based capital ratios. Commitments under this Credit Agreement terminate on March 31, 2005, and are subject to annual reductions of $10 million commencing March 31, 2000, and $25 million on March 31, 2005. At December 31, 2000 and 1999, $65 million and $75 million was outstanding under this Credit Agreement.

         PXRE Corporation entered into an interest rate swap agreement with First Union that locks in the interest rate on the $50 million portion of the loan to 5.34% plus a 1.00% credit margin or 6.34%. The swap agreement coincides with the maturity of the Credit Agreement. The fair value of the loan and the interest rate swap agreement at December 31, 2000 and 1999, was approximately $64,509,000 and $72,908,000, respectively.

         Interest paid, including the minority interest in consolidated subsidiary, was $13,653,000, $12,705,000, and $11,687,000 for 2000, 1999 and
1998, respectively.

5. Income Taxes

         PXRE is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. PXRE has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts PXRE, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

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


                             2000                  1999                 1998
                         -----------           -----------             ---------
U.S.                    $(27,713,000)         $(43,808,000)           $2,316,000
Bermuda                    4,730,000           (11,437,000)                    0
Barbados                     177,000             1,027,000                     0
                        ------------          ------------            ----------
Total                   $(22,806,000)         $(54,218,000)           $2,316,000
                        ============          ============            ==========

         The components of the benefit for income taxes for the years ended December 31, 2000, 1999 and 1998, are as follows:


                                                    2000             1999              1998
                                                ----------        ----------        ----------
      Current
        U.S.                                   $ (3,891,000)     $(12,819,000)     $ 3,321,000
        State and local                                   0                 0           21,000
        Foreign                                     137,000         2,314,000                0
                                               ------------      ------------      -----------
      Subtotal                                   (3,754,000)      (10,505,000)       3,342,000
      Deferred U.S.                              (8,253,000)       (2,270,000)      (2,396,000)
      Deferred foreign                                    0                 0       (2,152,000)
                                               ------------      ------------      -----------
      Income tax benefit
        before extraordinary loss and
        change in accounting                    (12,007,000)      (12,775,000)      (1,206,000)
      Income tax benefit from
        extraordinary loss                                0                 0         (454,000)
      Income tax benefit from change in
        accounting                                        0          (374,000)               0
                                               ------------      ------------      -----------
      Income tax benefit                       $(12,007,000)     $(13,149,000)     $(1,660,000)
                                               ============      ============      ===========
      Income taxes paid                        $    637,000      $  1,930,000      $10,900,000
                                               ============      ============      ===========


         The Company plans to carryback $5 million of the 2000 operating loss to 1998 with the remaining amount carried forward to future periods. The entire 1999 net operating loss was carried back to 1997.

The significant components of the net deferred income tax asset (liability) are as follows:


      Deferred tax asset:                                  2000             1999
                                                        ----------       ---------
        Discounted reserves and unearned
          Premiums                                     $ 7,132,000      $ 7,177,000
        U.K. losses not currently deductible            10,377,000        6,478,000
        Unrealized depreciation on investments             174,000        3,550,000
        Deferred compensation and benefits               1,811,000        1,020,000
        Credit carryforwards                             2,443,000        1,433,000
        Other, net                                         258,000          265,000
                                                       -----------      -----------
        Total deferred income tax asset                $22,195,000      $19,923,000
                                                       -----------      -----------

      Deferred income tax liability:
        Deferred acquisition costs                      (2,037,000)      (1,969,000)
        Unrealized appreciation on investments          (2,998,000)      (3,509,000)
        Investments and unrealized foreign
          exchange                                         (39,000)      (1,587,000)
        Market discount                                 (1,490,000)      (1,181,000)
        Other, net                                        (629,000)        (146,000)
                                                       -----------      -----------
        Total deferred income tax liability             (7,193,000)      (8,392,000)
                                                       -----------      -----------

      Net deferred income tax asset                    $15,002,000      $11,531,000
                                                       ===========      ===========


Management has reviewed PXRE's deferred tax asset, and has concluded that it is realizable and no valuation allowance is necessary.

         The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from operations as a result of the following differences.

                                              2000                   1999                 1998
                                          -----------            -----------           ----------
       Statutory U.S. rate               $ (7,982,000)          $(18,976,000)         $   357,000
       Tax exempt interest                 (1,316,000)            (1,781,000)          (1,231,000)
       Amortization of intangibles                  0               (753,000)            (753,000)
       Reciprocal shares                            0              1,815,000                    0
       Foreign tax credit
       (recoverable)/expiration              (670,000)               920,000                    0
       Bermuda (income)/loss               (1,655,000)             4,003,000                    0
       Foreign Income - Barbados              (62,000)              (359,000)                   0
       Barbados tax                           137,000              2,314,000                    0
       Other net                             (459,000)              (332,000)             (33,000)
                                         ------------           ------------          -----------
       Total benefit                     $(12,007,000)          $(13,149,000)         $(1,660,000)
                                         ============           ============          ===========


  6. Stockholders' Equity and Dividend Restrictions

     Stockholders' Equity
     --------------------

         PXRE was incorporated on June 1, 1999, as a Bermuda holding company and a wholly owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda.

         In connection with the reorganization, PXRE repurchased for $1.00 per share, 100% of the common shares owned by PXRE Purpose Trust and each outstanding share of PXRE Corporation common stock (other than shares held by PXRE Corporation and its subsidiaries) was converted into one common share of PXRE. In addition, PXRE retired all of its treasury shares.

         On August 9, 1999, PXRE's Board of Directors unanimously approved a resolution to increase the number of authorized shares from 12,000 to 60,000,000 consisting of 50,000,000 common shares and 10,000,000 preferred shares. In addition, PXRE's Board of Directors authorized an increase in par value of its common shares from $0.01 per share to $1.00 per share.

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

         Dividend Restrictions
         ---------------------

         The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus (stockholders' equity) those amounts determined in conformity with statutory accounting practices ("SAP") prescribed or permitted by the department, which differ in certain respects from U.S. GAAP. The amount of statutory capital and surplus at December 31 and statutory net income of PXRE Reinsurance for the years then ended, as filed with insurance regulatory authorities are as follows:

                                               2000           1999           1998
                                            -----------    -----------    -----------
                                           (Unaudited)
      PXRE Reinsurance
        Statutory capital and surplus      $348,858,000   $399,007,000   $447,229,000
        Statutory net (loss) income        $(14,569,000)  $ (1,327,000)  $  4,835,000

         PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

         As of December 31, 2000, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 2001 without prior approval is limited to approximately $34,886,000. Accordingly, the remaining amount of its capital and surplus is considered restricted. Under the terms of the Credit Agreement, dividends to PXRE shareholders in any year are limited as described in Note 4 with respect to the financial covenants.

         PXRE Reinsurance prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Connecticut. Effective January 1, 2001, the State of Connecticut required that insurance companies domiciled in the State of Connecticut prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual - Version effective January 1, 2001, subject to any deviations prescribed or permitted by the State of Connecticut Insurance Commissioner. Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual - Version effective January 1, 2001, are reported as changes in accounting principles. The cumulative affect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. PXRE is currently assessing the effect of adopting this statement.

      7. Earnings Per Share

         A reconciliation of income before extraordinary item and change in accounting, and shares, which affect basic and diluted earnings per share, is as follows:

                                                              2000                1999             1998
                                                           -----------        -----------       -----------
      (Loss) income available to common stockholders:

      (Loss) income before extraordinary loss and
         change in accounting                             $(10,799,973)      $(41,443,353)      $ 3,521,821
      Extraordinary loss                                             0                  0          (843,000)
      Change in accounting                                           0           (695,278)                0
                                                          ------------       ------------       -----------
      Net (loss) income available to stockholders         $(10,799,973)      $(42,138,631)      $ 2,678,821
                                                          ============       ============       ===========

      Weighted average shares of common stock
         outstanding:

      Weighted average common shares
         outstanding (basic)                                11,393,652         11,568,494        13,339,479

      Equivalent shares of stock options                             0                  0            62,218
      Equivalent shares of restricted stock                          0                  0            50,034
                                                          ------------       ------------       -----------
      Weighted average common equivalent shares
         (diluted)                                          11,393,652         11,568,494        13,451,731
                                                          ============       ============       ===========

      Per share amounts:

      Basic
      (Loss) income before extraordinary loss and
         change in accounting                             $      (0.95)      $      (3.58)      $       .26
      Net (loss) income                                   $      (0.95)      $      (3.64)      $       .20

      Diluted:

      (Loss) income before extraordinary loss and
         change in accounting                             $      (0.95)      $      (3.58)      $       .26
      Net (loss) income                                   $      (0.95)      $      (3.64)      $       .20

      8. Employee Benefits

      Benefit Plans
      -------------
         Effective January 1, 1993, PXRE adopted a non-contributory defined benefit pension plan covering all U.S. employees with one year or more of service and who had attained age 21. Benefits are generally based on years of service and compensation. PXRE funds the plan in amounts not less than the minimum statutory funding requirement nor more than the maximum amount that can be deducted for U.S. income tax purposes.

         PXRE also sponsors a supplemental executive retirement plan. This plan is non-qualified and provides certain key employees benefits in excess of normal pension benefits.

         The net pension expenses for the company-sponsored plans included the following components at December 31, based on a January 1 valuation date (the latest actuarial estimate):

                                                 2000              1999            1998
                                              ---------          -------         -------
   Components of net periodic cost
   -------------------------------
   Service cost                              $  680,756         $455,892        $308,916
   Interest cost                                467,579          352,348         247,025
   Expected return on assets                    (79,371)         (44,166)        (29,802)
   Amortization of prior service costs          212,166          110,301          94,147
   Recognized net actuarial costs                30,536           75,280           8,734
                                             ----------         --------        --------

   Net periodic benefit costs                $1,311,666         $949,655        $629,020
                                             ==========         ========        ========

         The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets:

                                                     2000            1999
                                                  ----------       ---------

Reconciliation of benefit obligation:

Benefit obligation January 1                     $ 5,166,894     $ 4,297,331
Service cost                                         680,756         455,892
Interest cost                                        467,579         352,348
Amendments                                           980,637         199,305
Actuarial loss/(gain)                                392,607        (137,982)
                                                 -----------     -----------
Benefit obligation December 31                   $ 7,688,473     $ 5,166,894
                                                 ===========     ===========

Reconciliation of plan assets:

Fair value of plan assets as of January 1        $   802,787     $   453,518
Return on plan assets                                 86,876          40,327
Employer contributions                               672,215         308,942
                                                 -----------     -----------
Fair value of plan assets December 31            $ 1,561,878     $   802,787
                                                 ===========     ===========

Reconciliation of funded status:

Funded status                                    $(6,126,595)    $(4,364,107)
Unrecognized prior service cost                    2,024,821       1,256,350
Unrecognized net loss                                631,823         277,257
                                                 -----------     -----------
Prepaid cost                                     $(3,469,951)    $(2,830,500)
                                                 ===========     ===========


Weighted average assumptions as of December 31:

Discount rate                                           7.50%           7.75%
Expected return on plan assets                          8.00%           8.00%
Rate of compensation increase                           5.00%           5.00%


         The Brussels and London operations cover employees under a defined contribution type plan. The provision for such plans is $454,000, $326,000 and $246,000 for 2000, 1999 and 1998 respectively.

     Employee Stock Purchase Plan
     ----------------------------

         PXRE maintains an Employee Stock Purchase Plan under which it has reserved 73,498 common shares for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised.

      9. Stock Options and Grants

         In 1988, PXRE adopted a stock option plan (the "1988 Stock Option Plan") which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common shares on the date the option is granted. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992. At December 31, 2000 and 1999, 36,323 and 73,380 options are exercisable under this plan.

         In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation to employees is based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee.

         In 1992, PXRE adopted a 1992 Officer Incentive Plan that provides for the grant of incentive stock options, non-qualified stock options and awards of shares subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive shares options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. At December 31, 2000 and 1999, options for 281,614 and 256,631 shares, respectively, were exercisable under this plan.

         In 2000, 1999, and 1998, $3,750,000, $3,170,000, and $1,240,000,
respectively was incurred under these plans, including 30% of any bonus granted to certain levels of employees paid in restricted shares which vest in 36 months.

Information regarding the option plans described above is as follows:

                                                           Number                Option Price
                                                          of Shares             Per Share Range
                                                          ---------             ---------------

      Outstanding at December 31, 1997:                     390,688
        Options granted                                      91,586            $ 30.72  - $32.94
        Options exercised                                     4,626            $ 10.875 - $24.88
        Options cancelled                                     4,624            $ 24.75  - $26.69
                                                          ---------
      Outstanding at December 31, 1998:                     473,024            $  8.75  - $32.94
        Options granted                                           0                    $0
        Options exercised                                    13,294            $ 10.625 - $11.50
        Options cancelled                                     7,256            $  24.75 - $32.938
                                                          ---------
      Outstanding at December 31, 1999:                     452,474            $   8.75 - $32.938
        Options granted                                     900,450                   $12.50
        Options exercised                                    37,057                   $ 8.75
        Options cancelled                                    65,643            $  12.50 - $32.938
                                                          ---------
      Outstanding at December 31, 2000                    1,250,224
                                                          =========


         In 1995, PXRE adopted a non-employee Director Stock Option Plan, which provided for an annual grant of 1,000 options per director from 1995 to 1996 and provides for 3,000 options per director from 1997 to 1999, 5,000 options and 1,000 restricted shares per director from 2000 to 2005 inclusive as amended. Options granted under the plan have a term of 10 years from the date of grant and are vested and exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 2000, options for 250,000 shares were authorized and 71,770 were exercisable.

         Beginning January 1, 1998, PXRE allowed its directors to elect to convert their Board of Directors retainer fee to options. At December 31, 2000, ten year options for 101,192 shares were granted at prices ranging from $12.812 to $33.455 which are 100% vested and immediately exercisable.

         Total authorized common shares reserved for grants of stock options and restricted stock under the above plans is 2,996,960 shares. Total shares of 490,899 relate to stock options which are vested and exercisable at December 31, 2000, at exercise prices between $10.875 and $33.455. All options become exercisable upon a change of control of PXRE as defined by the plans.

         As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income and earnings per share for 2000, 1999 and 1998 would have been reduced to the following pro forma amounts:

                                                 2000              1999             1998
                                           ---------------   ---------------   -------------
Net income
  As reported                              $  (10,799,793)   $  (42,138,631)   $   2,678,821
  Pro forma                                   (12,138,638)      (42,612,003)       1,987,264

Basic income per share
  As reported                              $        (0.95)   $        (3.64)   $        0.20
  Pro forma                                         (1.07)            (3.68)            0.15

Diluted income per share
  As reported                              $        (0.95)   $        (3.64)   $        0.20
  Pro forma                                         (1.07)            (3.68)            0.15


         The fair value of each option granted in 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    2000               1999            1998
                                                   ------             ------          ------
Risk-free rate                                      5.23%              6.72%           5.07%
Dividend yield                                      1.42%              1.85%           4.01%
Volatility factor                                  30.65%             26.71%          24.94%
Weighted average expected life                         5                  5               5

         A summary of the status of the employee and director stock option plans at December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                                        2000                            1999
                                                            -----------------------------     -------------------------
                                                                             Weighted                      Weighted
                                                                              Average                       Average
                                                             Shares        Exercise Price     Shares     Exercise Price
                                                            ---------      --------------     -------    --------------
Options outstanding at beginning of year                      599,068           24.80         561,475         24.58
Options granted                                               989,048           12.61          58,146         25.87
Options exercised                                              37,057            8.75          13,294         11.11
Options cancelled                                              65,643           20.23           7,259         28.62
                                                            ---------                         -------
Options outstanding at end of year                          1,485,416           17.27         599,068         24.80
                                                            ---------                         -------
Options exercisable at end of year                            490,899           23.74         421,202         21.33
                                                            ---------                         -------
Weighted average fair value per share of options granted                         5.36                         10.68


         Options outstanding at December 31, 2000 included:


                                                 Weighted         Weighted                                  Weighted
Range                 Number Outstanding          Average          Average       Number Exercisable at       Average
Exercise Prices       at December 31, 2000     Remaining Life   Exercise Price      December 31, 2000     Exercise Price
---------------       --------------------     --------------   --------------   ---------------------    --------------
$10.88 to $17.70             1,020,884              8.87              12.74                100,864             12.89

$23.25 to $33.46               464,532              5.52              27.23                390,035             26.55



         In 1990, PXRE adopted a non-employee Director Deferred Stock Plan granting 2,000 shares to each non-employee Board member at the time specified in the plan. At December 31, 2000, the 10,000 shares granted to eligible non-employee Board members will be issued to Board members at or after their termination, depending on whether such director elected to defer receipt of such shares following termination.

10. Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, casualty, structured/finite business and all other lines based on PXRE's method of internal management reporting. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and
Asia) representing all other premiums written.

         The reportable segments were redefined during 1999. Segment information for 1998 was restated to be consistent with 1999 segments.

         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Net Premiums Written
(thousands except percentages)

                                           2000                       1999                          1998
                                    -------------------         ------------------           ------------------
                                    Amount      Percent         Amount     Percent           Amount     Percent
                                    ------      -------         ------     -------           ------     -------

Catastrophe and Risk Excess
  North American                 $  20,354                   $  26,704                    $  12,795
  International                     74,256                      63,957                       58,595
  Excess of loss cessions          (15,489)                    (18,883)                      (3,938)
                                 ---------                   ---------                    ---------
                                    79,121         46%          71,778        52%            67,452        76%
                                 ---------                   ---------                    ---------
Casualty
  North American                    26,766                      13,148                          650
  International                     14,876                      12,851                        4,433
                                 ---------                   ---------                    ---------
                                    41,642         24           25,999        19              5,083         6
                                 ---------                   ---------                    ---------
Structured/Finite Business
  North American                         0                           0                            0
  International                     20,245                           0                            0
                                 ---------                   ---------                    ---------
                                    20,245         12                0         0                  0         0
                                 ---------                   ---------                    ---------
Other Lines
  North American                     1,209                      12,073                        2,054
  International                     30,484                      28,995                       14,105
                                 ---------                   ---------                    ---------
                                    31,693         18           41,068        29             16,159        18
                                 ---------        ---        ---------       ---          ---------       ---

Total                            $ 172,701        100%        $138,845       100%         $  88,694       100%
                                 =========                   =========                    =========

Net Premiums Earned
(thousands except percentages)

                                           2000                       1999                         1998
                                    -------------------         ------------------           ------------------
                                    Amount      Percent         Amount     Percent           Amount     Percent
                                    ------      -------         ------     -------           ------     -------

Catastrophe and Risk Excess
  North American                 $  20,517                    $ 26,155                    $  13,561
  International                     73,378                      61,241                       63,830
  Excess of loss cessions          (19,115)                    (14,958)                      (2,869)
                                 ---------                   ---------                    ---------
                                    74,780         47%          72,438        56%            74,522        81%
                                 ---------                   ---------                    ---------
Casualty
  North American                    19,062                      11,593                         (152)
  International                     13,865                       9,794                        2,207
                                 ---------                   ---------                    ---------
                                    32,927         21           21,387        17              2,055         2
                                 ---------                   ---------                    ---------
Structured /Finite Business
  North American                         0                           0                            0
  International                     17,791                           0                            0
                                 ---------                   ---------                    ---------
                                    17,791         11                0        0                   0         0
                                 ---------                   ---------                    ---------
Other Lines
  North American                     1,308                      11,296                        3,234
  International                     33,400                      23,383                       12,575
                                 ---------                   ---------                    ---------
                                    34,708         21           34,679        27             15,809        17
                                 ---------        ---        ---------       ---          ---------       ---

Total                            $ 160,206        100%       $ 128,504       100%         $  92,386       100%
                                 =========                   =========                    =========

Underwriting Operations
(in thousands except percentages)

                                           2000                        1999                         1998
                                    -------------------         ------------------           ------------------
                                    Amount      Percent         Amount     Percent           Amount     Percent
                                    ------      -------         ------     -------           ------     -------

Catastrophe and Risk Excess
  North American                   $12,701                    $(31,591)                     $ 6,970
  International                     (2,553)                    (32,039)                       7,081
  Excess of loss cessions          (11,265)                     15,476                        8,372
                                   -------                    --------                       -------
                                    (1,117)        15%         (48,154)       87%             22,423      141%
                                   -------                    --------                       -------
Casualty
  North American                      (347)                       (279)                         (409)
  International                        100                        (242)                           87
                                   -------                    --------                       -------
                                      (247)         3             (521)        1                (322)      (2)
                                   -------                    --------                       -------
Structured/Finite Business
  North American                         0                           0                             0
  International                      1,661                         411                             0
                                   -------                    --------                       -------
                                     1,661        (22)             411        (1)                  0        0
                                   -------                    --------                       -------
Other Lines
  North American                    (2,746)                       (715)                       (1,442)
  International                     (4,980)                     (6,166)                       (4,794)
                                   -------                    --------                       -------
                                    (7,726)       104           (6,881)       13              (6,236)     (39)
                                   -------        ---         --------       ---             -------      ---

Total                              $(7,429)       100%        $(55,145)      100%            $15,865      100%
                                   =======                    ========                       =======

         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:


(in thousands)                                       2000          1999           1998
                                                   -------        -------        -------
Underwriting (loss) profit                        $ (7,429)      $(55,145)      $ 15,865
Net investment income                               30,037         47,173         19,612
Net realized investment gains (losses)               3,191         (3,766)        (3,862)
Interest expense                                    (4,778)        (3,915)        (1,395)
Minority interest in consolidated subsidiary        (8,875)        (8,790)        (8,928)
Operating expenses                                 (35,407)       (30,052)       (19,313)
Other income                                           455            277            336
                                                  --------       --------       --------
(Loss) income before income taxes,
   cumulative effect of accounting change,
   and extraordinary item                         $(22,806)      $(54,218)      $  2,315
                                                  ========       ========       ========

11.  Quarterly Consolidated Results of Operations (Unaudited)

     The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2000 and 1999. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.
     The common share price ranges are bid quotations as reported by the New York Stock Exchange.
     Results for the quarter ended September 30, 1999 and prior, includes results of operations of PXRE prior to the redomestication of PXRE Corporation and subsidiaries.

                                                                        Year 2000
                                                                  --------------------
                                                                  (Three Months Ended)

                                             March 31           June 30           September 30     December 31
                                             --------           -------           ------------     -----------
Net premiums written                        $56,885,000       $ 43,713,000        $ 36,474,000     $35,629,000
                                            ===========       ============        ============     ===========
Revenues:
  Net premiums earned                       $35,741,576       $ 43,639,562        $ 40,508,153     $40,316,636
  Net investment income                      11,943,818          5,738,651           6,778,407       5,575,932
  Realized investment (losses) gains           (535,862)            73,765            (127,731)      3,780,685
  Management fees                             1,794,311          1,778,920             725,564       1,184,894
                                            -----------       ------------        ------------     -----------
      Total revenues                         48,943,843         51,230,898          47,884,393      50,858,147
                                            -----------       ------------        ------------     -----------
Losses and expenses:
  Losses and loss expenses incurred          23,695,657         68,659,875          19,114,520      26,294,886
  Commissions and brokerage                   7,861,401          8,875,475           9,045,722       9,116,385
  Other operating expenses                    9,805,047          8,593,333           8,229,302       8,779,117
  Interest expense                            1,280,045          1,149,198           1,176,581       1,171,971
  Minority interest in consolidated
    subsidiary                                2,218,632          2,218,719           2,218,899       2,218,989
                                            -----------       ------------        ------------     -----------
      Total expenses                         44,860,782         89,496,600          39,785,024      47,581,348
                                            -----------       ------------        ------------     -----------
Income (loss) before income taxes and
  change in accounting                        4,083,061        (38,265,702)          8,099,369       3,276,799
Income tax (provision) benefit                  (74,500)        14,738,500          (4,716,000)      2,058,500
                                            -----------       ------------        ------------     -----------
      Net income (loss)                     $ 4,008,561       $(23,527,202)        $ 3,383,369     $ 5,335,299
                                            ===========       ============        ============     ===========
Basic earnings (loss) per common
  share:
  Net income (loss)                         $      0.35       $      (2.07)        $      0.30     $      0.47
                                            ===========       ============        ============     ===========
  Average shares outstanding                 11,384,248         11,383,097          11,396,150      11,436,722
                                            ===========       ============        ============     ===========
Diluted earnings (loss) per common
  share:
  Net income (loss)                         $      0.35       $      (2.07)        $      0.29     $      0.45
                                            ===========       ============        ============     ===========
  Average shares outstanding                 11,534,771         11,383,097          11,653,279      11,766,290
                                            ===========       ============        ============     ===========
Dividends paid per common share             $      0.06       $       0.06         $      0.06     $      0.06
Price Range of Common Share:
    High                                    $     17.00       $      17.00         $     16.00     $    17.125
    Low                                     $   11.8125       $      13.50         $    12.625     $    12.625

                                                                        Year 1999
                                                                  --------------------
                                                                  (Three Months Ended)

                                              March 31           June 30          September 30     December 31
                                            -----------        -----------        ------------    ------------
Net premiums written                        $38,828,000        $28,774,000         $31,960,000    $ 39,283,000
                                            ===========        ===========         ===========    ============
Revenues:
  Net premiums earned                       $23,830,950        $28,694,483         $32,458,734    $ 43,518,943
  Net investment income                       7,200,592         10,922,120           9,466,325      19,583,579
  Realized investment (losses) gains         (2,576,011)         1,193,499          (2,194,302)       (189,002)
  Management fees                               896,616            403,699             528,151       1,761,871
                                            -----------        -----------         -----------    ------------
      Total revenues                         29,352,147         41,213,801          40,258,908      64,675,391
                                            -----------        -----------         -----------    ------------
Losses and expenses:
  Losses and loss expenses incurred          18,898,062         17,969,860          29,327,207      93,064,284
  Commissions and brokerage                   6,406,928          6,138,823           7,871,366       7,284,527
  Other operating expenses                    6,237,793          7,079,920           7,389,761       9,344,836
  Interest expense                              831,285            842,700             885,254       1,355,859
  Minority interest in consolidated
    subsidiary                                2,108,441          2,218,328           2,220,046       2,243,291
                                            -----------        -----------         -----------    ------------
      Total expenses                         34,482,509         34,249,631          47,693,634     113,292,797
                                            -----------        -----------         -----------    ------------
(Loss) income before income taxes and
  change in accounting                       (5,130,362)         6,964,170          (7,434,726)    (48,617,406)
Income tax benefit (provision)                2,368,000         (1,918,000)          1,196,130      11,128,841
                                            -----------        -----------         -----------    ------------
(Loss) income before change in
  accounting                                 (2,762,362)         5,046,170          (6,238,596)    (37,488,565)

Cumulative effect of accounting
  change, net of $374,381 tax benefit                 0                  0                   0        (695,278)
                                            -----------        -----------         -----------    ------------
      Net (loss) income                     $(2,762,362)       $ 5,046,170         $(6,238,596)   $(38,183,843)
                                            ===========        ===========         ===========    ============
Basic (loss) earnings per common
  share:
  Net (loss) income                         $     (0.23)       $      0.44         $     (0.55)   $      (3.28)
                                            ===========        ===========         ===========    ============
  Average shares outstanding                 11,889,636         11,439,018          11,441,979    $ 11,449,872
                                            ===========        ===========         ===========    ============
Diluted (loss) earnings per common
  share:
  Net (loss) income                         $     (0.23)       $      0.44         $     (0.55)   $      (3.34)
                                            ===========        ===========         ===========    ============
  Average shares outstanding                 11,889,636         11,584,551          11,441,979      11,449,872
                                            ===========        ===========         ===========    ============
Dividends paid per common share             $      0.26        $      0.26         $      0.06    $       0.06
Price Range of Common Share:
    High                                    $     26.25        $     21.25         $   19.0625    $      14.50
    Low                                     $     18.00        $     16.00         $   14.3125    $      10.00

12.  Contingencies

         PXRE Corporation entered into weather option agreements in May 1999 with two counterparties. In April 2000 these counterparties submitted invoices to PXRE Corporation in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Corporation insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Corporation submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Corporation disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Trial of this suit is presently scheduled to commence on April 10, 2001. The aggregate sum of $8,252,500 is included in Other Assets; management has concluded that it is realizable and no valuation allowance is necessary.

Parent Company Information                                          Schedule II

PXRE Group Ltd.'s (successor company registrant to PXRE Corporation) summarized financial information (parent company only) is as follows:

                                                            December 31,     December 31,
                                                                2000            1999
                                                            ------------     -----------
BALANCE SHEET
Assets
  Cash                                                      $  1,650,425    $   391,934
  Receivable from subsidiaries                                   651,002      1,066,356
  Equity in subsidiaries                                     258,589,337    263,737,568
  Other assets                                                   497,217              0
                                                            ------------   ------------
     Total assets                                           $261,387,981   $265,195,858
                                                            ============   ============
Liabilities
  Loan from subsidiary                                      $  1,000,000   $  1,877,000
  Other liabilities                                            1,001,700         39,875
                                                            ------------   ------------
     Total Liabilities                                         2,001,700      1,916,875
                                                            ------------   ------------
Stockholders' equity                                         259,386,281    263,278,983
                                                            ------------   ------------
     Total liabilities and stockholders' equity             $261,387,981   $265,195,858
                                                            ============   ============

INCOME STATEMENT

                                                                      Years ended December 31,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
  Investment  income (loss)                                 $      7,828    $      6,361    $ (1,839,856)
  Realized (loss)/gain on investment                                   0               0       1,458,142
  Management fee                                                 168,750          44,178         300,380
  Interest expense                                                     0               0     (11,046,269)
  Other operating expenses                                    (1,891,545)     (1,105,792)        (36,349)
                                                            ------------    ------------    ------------
  Loss before tax benefit, cumulative effect
     of accounting change and extraordinary
     item                                                     (1,714,967)     (1,055,253)    (11,163,952)
  Income tax benefit                                                   0               0       5,505,896
                                                            ------------    ------------    ------------
                                                              (1,714,967)     (1,055,253)     (5,658,056)
  Equity in earnings of subsidiary                            (9,085,003)    (40,388,100)      9,179,877
                                                            ------------    ------------     -----------
  Net (loss) income before cumulative effect                 (10,799,970)    (41,443,353)      3,521,821
   of accounting change and extraordinary loss
  Cumulative effect of accounting change, net of tax                   0         695,278               0
  Extraordinary loss, net of tax                                       0               0         843,000
                                                            ------------    ------------     -----------
  Net (loss) income                                         $(10,799,970)  $ (42,138,631)   $  2,678,821
                                                            ============   =============    ============
CASH FLOW STATEMENT
 Cash from operating activities:
  Net (loss) income                                         $(10,799,970)  $ (42,138,631)   $  2,678,821
  Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in earnings of subsidiaries                           9,085,003      41,083,378      (9,179,877)
  Cash dividends from subsidiaries                             2,013,000      36,235,000      57,388,000
  Contribution of capital to subsidiaries                              0     (35,000,000)    (49,745,731)
  Investment income receivable                                         0               0         377,245
  Loan from subsidiary                                                 0      (1,539,886)              0
  Intercompany accounts                                          415,354       2,317,744       2,053,111
  Deferred income taxes                                                0       6,741,946      (1,580,912)
  Income tax recoverable                                               0      10,402,439      (1,907,459)
  Other                                                        3,005,502      (3,174,770)     (4,716,339)
                                                            ------------    ------------    ------------
  Net cash provided (used) by operating activities             3,718,889      14,927,220      (4,633,141)
                                                            ------------    ------------    ------------
Cash flow from investing activities:
  Investment in equity of PXRE Trading Corporation                     0               0       3,444,305
  Net change in short-term investments                                 0       1,012,031       4,114,797
  Equity securities redomesticated/disposed                            0       3,069,554               0
  Cost of equity securities acquired                                   0               0         (45,688)
  Fixed maturity investments matured/disposed                          0               0      18,482,376
  Net change in other invested assets                                  0       5,490,561       9,193,726
                                                            ------------    ------------    ------------
  Net cash provided (used) by investing activities                     0       9,572,146      35,189,516
                                                            ------------    ------------    ------------
Cash flow from financing activities:
  Proceeds from issuance of common stock                         686,943         505,796         233,032
  Cash dividends paid to common stockholders                  (2,831,123)     (7,629,925)    (13,585,333)
  Repurchase of debt                                                   0               0     (27,689,000)
  Proceeds from issuance of debt                                       0               0      50,000,000
  Cost of stock repurchased                                     (316,218)              0               0
  Cost of treasury stock                                               0     (17,215,460)    (39,728,564)
                                                            ------------    ------------    ------------
  Net cash (used) provided by financing activities            (2,460,398)    (24,339,589)    (30,769,865)
                                                            ------------    ------------    ------------
Net change in cash                                             1,258,491         159,777        (213,490)
Cash, beginning of period                                        391,934         232,157         445,647
                                                            ------------    ------------    ------------
Cash, end of period                                         $  1,650,425    $    391,934    $    232,157
                                                            ============    ============    ============

                                      F-32

                                                                    Schedule III

                           PXRE GROUP AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

              Column A         Column B        Column C       Column D         Column E        Column F         Column G
              --------         --------        --------       --------         --------        --------         --------
                                                Future
                                                policy
                                               benefits,                        Other
                                               losses,                          policy
              Segment-         Deferred       claims and                      claims and
              property          policy           loss         Unearned         benefits                           Net
                and           acquisition      expenses       premiums         payable         Premium         investment
              casualty           cost          (caption       (caption         (caption        revenue           income
              insurance       (caption 7)       13-a-1)        13-a-2)          13-a-3)       (caption 1)      (caption 2)
              ---------       -----------       -------        -------          -------       -----------      -----------
   2000    North American                                                                      $ 40,887,000
           International                                                                        138,434,000
           Corporate Wide                                                                       (19,115,000)
                              --------------------------------------------------------------------------------------------
             Total             $9,697,000    $251,620,000    $49,548,000       $       0       $160,206,000    $30,037,000

   1999    North American                                                                      $ 49,044,000
           International                                                                         94,418,000
           Corporate Wide                                                                       (14,958,000)
                              --------------------------------------------------------------------------------------------
             Total             $7,810,000    $261,551,000    $42,219,000       $       0       $128,504,000    $45,185,000

   1998    North American                                                                      $ 16,643,000
           International                                                                         78,612,000
           Corporate Wide                                                                        (2,869,000)
                              --------------------------------------------------------------------------------------------
             Total             $4,123,000    $102,592,000    $20,541,000       $       0       $ 92,386,000    $19,612,000
             Column H          Column I         Column J       Column K
             --------          --------         --------       --------
             Benefits,         Amortiza-
              claims,           tion of
             losses and        deferred
             settlement         policy          Other
              expenses        acquisition      operating       Premiums
             (caption 4)         costs          expense        written
             -----------         -----          -------        -------
   2000      $ 23,560,000     $ 8,236,000                    $ 48,329,000
              121,445,000      25,684,000                     139,861,000
               (7,240,000)        978,000                     (15,489,000)
           --------------------------------------------------------------
            $ 137,765,000     $34,898,000     $35,407,000    $172,701,000

   1999      $ 91,589,000     $ 7,629,000                    $ 51,925,000
               99,237,000      15,899,000                     105,803,000
              (31,567,000)      4,174,000                     (18,883,000)
           --------------------------------------------------------------
            $ 159,259,000     $27,702,000     $30,052,000    $138,845,000

   1998      $ 36,531,000     $ 6,697,000                    $ 15,499,000
               32,903,000      12,213,000                      77,133,000
              (11,640,000)      1,653,000                      (3,938,000)
           --------------------------------------------------------------
             $ 57,794,000     $20,563,000     $19,313,000    $ 88,694,000

                                                                     Schedule VI
                           PXRE GROUP AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

               Column A        Column B        Column C        Column D        Column E        Column F        Column G
               --------        --------        --------        --------        --------        --------        --------
                                             Reserves for
                                                unpaid
                               Deferred         claims         Discount,
              Affiliation       policy        and claim         if any                                           Net
                 with         acquisition     adjustment      deducted in      Unearned         Earned        investment
              registrant         costs         expenses        Column C        premiums        premiums         income
              ----------         -----         --------        --------        --------        --------         ------
   2000      Consolidated      $ 9,697,000    $ 251,620,000     $     0        $49,548,000    $ 160,206,000   $ 30,037,000
   1999      Consolidated        7,810,000      261,551,000           0         42,219,000      128,503,000     45,185,000
   1998      Consolidated        4,123,000      102,592,000           0         20,541,000       92,386,000     19,612,000

             Column H                 Column I         Column J         Column K
             --------                 --------         --------         --------
         Claims and Claim             Amortiza-
       adjustment expenses             tion of           Paid
       incurred related to            deferred          claims
      (1)              (2)             policy         and claim
    Current           Prior           acquisi-        adjustment        Premiums
     year             years          tion costs        expenses         written
     ----             -----          ----------        --------         -------
   $ 79,534,000       $ 58,231,000     $34,898,000     $146,352,000    $ 172,701,000
    139,478,000         19,781,000      27,702,000       66,308,000      138,845,000
     58,326,000           (532,000)     20,563,000       33,007,000       88,694,000

                                      F-33

                        REPORT OF INDEPENDENT ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of PXRE Group Ltd. (Successor Registrant of PXRE Corporation)


Our audits of the consolidated financial statements referred to in our report dated February 12, 2001 appearing on page F-1 of PXRE Group Ltd.'s (Successor Registrant of PXRE Corporation) Annual Report on Form 10-K for the year ended December 31, 2000, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
February 12, 2001



                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (No. 333-85451) of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) of our report dated February 12, 2001 relating to the financial statements which appear on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report dated February 12, 2001 relating to the Financial Statement Schedules, which appear in this Form 10-K.

PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
March 29, 2001