Form 10-Q
period 2001-03-31
PXRE GROUP LTD
filed 2001-05-15
CIK 1091748

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 2001
                                                 ----------------
                                       OR

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

   99 Front Street                                               Suite 231
   Hamilton  HM 12                                           12 Church Street
       Bermuda                                                Hamilton HM 11
                                                                  Bermuda
                                                             (Mailing address)

         (Address, including zip code, of principal executive offices)

                                 (441) 296-5858
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

     As of May 11, 2001 11,909,032 common shares, $1.00 par value per share, of the Registrant were outstanding.

================================================================================

                                 PXRE GROUP LTD.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at March 31, 2001
         and December 31, 2000                                                  3

     Consolidated Statements of Operations and Comprehensive Income
         for the three months ended March 31, 2001 and 2000                     4

     Consolidated Statements of Stockholders' Equity for the three
         months ended March 31, 2001 and 2000                                   5

     Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000                                          6

     Notes to Consolidated Financial Statements                                 7

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             12


PART II.  OTHER INFORMATION                                                    31


PXRE             Consolidated Balance Sheets
Group Ltd.       (Unaudited)
--------------------------------------------------------------------------------

                                                                                              March 31,         December 31,
                                                                                                2001               2000
                                                                                                ----               ----
Assets           Investments:
                 Available for sale:
                   Fixed maturities, available-for-sale, at fair value (amortized
                     cost $280,267,000 and $281,474,000, respectively)                      $282,125,160       $281,721,678
                   Equity securities, at fair value (cost $4,790,067 and $16,396,000)          4,102,889         16,260,089
                 Short-term investments
                    Hedge funds                                                               24,351,708         23,364,843
                    Non-hedge funds                                                           58,085,657         48,103,034
                 Trading securities
                    Hedge funds (cost $20,250,000 and $23,250,000)                            24,534,910         27,819,800
                 Limited partnerships, at equity
                    Hedge funds (cost $52,760,000 and $39,264,000)                            73,302,268         58,570,720
                    Non-hedge funds (cost $27,311,000 and $27,506,000)                        29,414,497         30,251,802
                                                                                            ------------       ------------
                       Total investments                                                     495,917,089        486,091,966
                 Cash                                                                         22,427,006         19,008,897
                 Accrued investment income                                                     4,328,193          5,010,538
                 Receivables:
                   Unreported premiums                                                        59,189,148         54,607,126
                   Balances due from intermediaries and brokers, net                          24,423,794         20,074,909
                   Other receivables                                                          27,535,474         23,498,041
                 Reinsurance recoverable                                                     116,577,680        117,196,459
                 Ceded unearned premiums                                                      17,551,318         13,764,781
                 Deferred acquisition costs                                                   10,875,961          9,697,003
                 Income tax recoverable                                                       15,155,255         17,980,985
                 Other assets                                                                 17,527,072         17,816,090
                                                                                            ------------       ------------
                       Total assets                                                         $811,507,990       $784,746,795
                                                                                            ============       ============

Liabilities      Losses and loss expenses                                                   $254,135,649       $251,619,635
                 Unearned premiums                                                            61,567,433         49,548,368
                 Debt payable                                                                 55,000,000         65,000,000
                 Reinsurance balances payable                                                 58,587,468         34,311,963
                 Other liabilities                                                            17,144,286         25,355,172
                                                                                            ------------       ------------
                       Total liabilities                                                     446,434,836        425,835,138
                                                                                            ------------       ------------
                 Minority interest in consolidated subsidiary:
                     Company-obligated mandatorily redeemable capital trust
                      pass-through securities of subsidiary trust holding solely a
                      company-guaranteed related subordinated debt                            99,526,514         99,525,376
                                                                                            ------------       ------------

Stockholders'    Serial preferred stock, $1.00 par value -- 10,000,000 shares authorized
Equity               respectively; 0 shares issued and outstanding                                     0                  0
                 Common stock, $1.00 par value -- 50,000,000 shares
                     authorized, 11,898,856 and 11,820,079 shares issued, respectively        11,898,856         11,820,079
                 Additional paid-in capital                                                  176,632,815        175,014,314
                 Accumulated other comprehensive income:
                   Net unrealized depreciation on investments, net of deferred
                      income tax expense of $449,000 and $39,000, respectively                   596,223            (69,147)
                 Retained earnings                                                            81,226,589         76,301,524
                 Restricted stock at cost (437,660 and 386,047 shares)                        (4,807,843)        (3,680,489)
                                                                                            ------------       ------------
                       Total stockholders' equity                                            265,546,640        259,386,281
                                                                                            ------------       ------------
                       Total liabilities and stockholders' equity                           $811,507,990       $784,746,795
                                                                                            ============       ============

        The accompanying notes are an integral part of these statements.

PXRE            Consolidated Statements of Operations and Comprehensive Income
Group Ltd.      (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended March 31,
                                                                                      2001                2000
                                                                                      ----                ----

Revenues        Net premiums earned                                                $36,265,779         $35,741,576
                Net investment income                                                9,542,640          11,943,818
                Net realized investment gains (losses)                                 386,077            (535,862)
                Management fees                                                      1,961,570           1,794,311
                                                                                   -----------         -----------
                                                                                    48,156,066          48,943,843
                                                                                   -----------         -----------

Losses and      Losses and loss expenses incurred                                   23,497,222          23,695,657
Expenses        Commissions and brokerage                                            4,906,117           7,861,401
                Other operating expenses                                             8,887,873           9,805,047
                Interest expense                                                     1,159,820           1,280,045
                Minority interest in consolidated subsidiary                         2,219,176           2,218,632
                                                                                   -----------         -----------
                                                                                    40,670,208          44,860,782
                                                                                   -----------         -----------

                Income before income taxes                                           7,485,858           4,083,061
                Income tax provision                                                 1,847,000              74,500
                                                                                   -----------         -----------

                Net income                                                           5,638,858           4,008,561


Comprehensive   Other comprehensive income, net of tax:
Income          Net unrealized appreciation on investments                             665,370           1,183,407
                                                                                   -----------         -----------
                Comprehensive income                                               $ 6,304,228         $ 5,191,968
                                                                                   ===========         ===========
Per Share       Basic:
                     Net income                                                    $      0.49         $      0.35
                                                                                   ===========         ===========
                     Average shares outstanding                                     11,481,959          11,384,248
                                                                                   ===========         ===========

                Diluted:
                     Net income                                                    $      0.47         $     0.35
                                                                                   ===========         ===========
                     Average shares outstanding                                     11,889,726          11,534,771
                                                                                   ===========         ===========

        The accompanying notes are an integral part of these statements.

PXRE               Consolidated Statements of Stockholders' Equity
Group Ltd.         (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                      2001              2000
                                                                                      ----              ----
Common Stock:      Balance at beginning of period                                 $ 11,820,079       $ 11,679,769
                   Issuance of shares, net                                              78,777             78,405
                                                                                  ------------       ------------
                       Balance at end of period                                   $ 11,898,856       $ 11,758,174
                                                                                  ============       ============

Additional         Balance at beginning of period                                 $175,014,314       $173,682,802
Paid-in Capital:   Issuance of common shares                                         2,314,743          1,176,581
                   Other                                                              (696,242)          (299,462)
                                                                                  ------------       ------------
                       Balance at end of period                                   $176,632,815       $174,559,921
                                                                                  ============       ============

Treasury Stock:    Balance at beginning of period                                 $          0       $          0
                   Repurchase of common stock                                         (523,889)          (306,906)
                   Cancellation of common stock                                        523,889            306,906
                                                                                  ------------       ------------
                       Balance at end of period                                   $          0       $          0
                                                                                  ============       ============

Unrealized
Appreciation       Balance at beginning of period                                 $    (69,147)      $ (6,752,002)
(Depreciation)     Change in fair value for the period                                 665,370          1,183,407
on Investments:                                                                   ------------       ------------
                      Balance at end of period                                    $    596,223       $ (5,568,595)
                                                                                  ============       =============

Retained           Balance at beginning of period                                 $ 76,301,524       $ 89,932,620
Earnings:          Net income                                                        5,638,858          4,008,561
                   Dividends paid to common stockholders                              (713,793)          (705,970)
                                                                                  ------------       ------------
                       Balance at end of period                                   $ 81,226,589       $ 93,235,211
                                                                                  ============       ============

Restricted Stock:  Balance at beginning of period                                 $ (3,680,489)      $ (5,264,206)
                   Issuance of restricted stock                                     (2,030,799)        (1,158,125)
                   Amortization of restricted stock                                    657,193            601,577
                   Other                                                               246,252                  0
                                                                                  ------------       ------------
                       Balance at end of period                                   $ (4,807,843)      $ (5,820,754)
                                                                                  ============       ============

Total              Balance at beginning of period                                 $259,386,281       $263,278,983
Stockholders'      Issuance of common shares                                         2,393,520          1,254,986
Equity:            Repurchase of common stock                                         (523,889)          (306,906)
                   Restricted stock, net                                            (1,373,606)          (556,548)
                   Unrealized appreciation on investments
                     net of deferred income tax                                        665,370          1,183,407
                   Net income                                                        5,638,858          4,008,561
                   Dividends                                                          (713,793)          (705,970)
                   Other                                                                73,899              7,444
                                                                                  ------------       ------------
                       Balance at end of period                                   $265,546,640       $268,163,957
                                                                                  ============       ============


        The accompanying notes are an integral part of these statements.

PXRE                  Consolidated Statements of Cash Flows
Group Ltd.            (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Three Months Ended March 31,
                                                                                        2001              2000
                                                                                        ----              ----
Cash Flows            Net income                                                   $  5,638,858       $  4,008,561
from Operating        Adjustments to reconcile net income to net cash
Activities              provided by operating activities:
                           Losses and loss expenses                                   2,516,011        (10,972,820)
                           Unearned premiums                                          8,232,528         14,601,493
                           Deferred acquisition costs                                (1,178,958)        (3,886,954)
                           Receivables                                              (17,850,597)        (4,695,559)
                           Reinsurance balances payable                              24,275,506          5,267,097
                           Reinsurance recoverable                                      618,780         (5,203,215)
                      Income tax recoverable                                         (1,052,857)           247,071
                      Equity in earnings of limited partnerships                     (3,192,054)        (6,686,075)
                      Other                                                            (971,831)         4,662,437
                                                                                   ------------       ------------
                            Net cash provided (used) by operating activities         17,035,386         (2,657,964)
                                                                                   ------------       ------------
Cash Flows            Cost of fixed maturity investments                            (24,709,224)        (8,792,522)
from Investing        Fixed maturity investments matured/disposed                    26,500,498         39,261,086
Activities            Payable for securities                                          2,561,992         (2,024,150)
                      Cost of equity securities                                        (992,820)        (1,269,612)
                      Equity securities disposed                                     12,260,084         11,921,100
                      Net change in short-term investments                           (9,982,623)         4,211,348
                      Limited partnerships disposed                                   7,122,939            750,808
                      Limited partnerships purchased                                (15,527,103)        (8,227,623)
                                                                                   ------------       ------------
                            Net cash (used) provided by investing activities         (2,766,257)        35,830,435
                                                                                   ------------       ------------
Cash Flows            Proceeds from issuance of common stock                            386,662             89,887
from Financing        Cash dividends paid to common stockholders                       (713,793)          (705,970)
Activities            Repayment of debt                                             (10,000,000)       (10,000,000)
                      Cost of stock repurchased                                        (523,890)          (306,906)
                                                                                   ------------       ------------
                             Net cash used by financing activities                  (10,851,021)       (10,922,989)
                                                                                   ------------       ------------

                      Net change in cash                                              3,418,108         22,249,482
                      Cash, beginning of period                                      19,008,898         14,735,040
                                                                                   ------------       ------------
                      Cash, end of period                                          $ 22,427,006       $ 36,984,522
                                                                                   ============       ============


        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.   Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

1.   Significant Accounting Policies

     Basis of Presentation and Consolidation

         On October 5, 1999, PXRE Corporation ("PXRE Delaware") completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Delaware and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd. ("PXRE Bermuda"), and operations in Barbados through PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"). The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries "PXRE"), and its subsidiaries PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Bermuda, and PXRE Barbados.

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

         GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2000 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

         During the first quarter of 2001, PXRE adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effect of adoption was not material.

         Certain amounts in 2000 were reclassified to be consistent with the 2001 presentation.

PXRE
Group Ltd.   Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

2.   Reinsurance

     PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of reinsurance on premiums written and earned are as follows:


                                     Three Months Ended March 31,
                                   -------------------------------
                                      2001                 2000
                                      ----                 ----
(thousands)
Premiums written
Assumed                            $ 78,057             $ 82,067
Direct                                    0                  277
                                   --------             --------
Gross premiums written               78,057               82,344
Ceded premiums written              (33,559)             (25,459)
                                   --------             --------
Net premiums written               $ 44,498             $ 56,885
                                   ========             ========

Premiums earned
Assumed                            $ 66,032             $ 56,781
Direct                                    7                   68
Ceded                               (29,773)             (21,107)
                                   --------             --------
Net premiums earned                $ 36,266             $ 35,742
                                   ========             ========

PXRE
Group Ltd.   Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


3.       Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                      2001               2000
                                                      ----               ----

Net income available to
common stockholders                               $ 5,638,858        $ 4,008,561

Weighted average shares of common
   stock outstanding:
Weighted average shares of common
   outstanding (basic)                             11,481,959         11,384,248
Equivalent shares of stock options                    169,304             55,866
Equivalent shares of restricted stock                 238,463             94,657
                                                  -----------        -----------
Weighted average common
  equivalent shares (diluted)                      11,889,726         11,534,771
                                                  ===========        ===========
Weighted average common
  equivalent shares when anti-
    dilutive

Per share amounts:

Basic net income                                  $      0.49        $      0.35

Diluted net income                                $      0.47        $      0.35


4.       Income Taxes

         The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

         The Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation.

         The United States subsidiaries of PXRE file a consolidated U.S. federal income tax return.

5.       Losses and Loss Expense Liabilities

         In 2000, PXRE commenced assuming structured product contracts in PXRE Bermuda, which is a new line of business for PXRE. Such contracts are recorded on a discounted basis. At March 31, 2001, reserves related to these contracts amounting to $3,787,000 were discounted by $484,000 at a rate of 5.2% over 20 years.

PXRE
Group Ltd.   Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

6.       Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, casualty, finite business and all other lines - based on PXRE's method of internal management reporting. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia and Asia) representing all other premiums written.

         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.

         The following table summarizes the underwriting profit and (loss) by segment for the three months ended March 31, 2001 and 2000:


Underwriting Operations
(thousands except percentages)               As of March 31, 2001              As of March 31, 2000
                                         --------------------------        --------------------------
                                         Amount             Percent        Amount              Percent
                                         ------             -------        ------              ------

Catastrophe and Risk Excess
  North American                        $ 2,351                           $ 2,598
  International                           9,066                             5,656
  Excess of loss cessions                (3,541)                             (199)
                                        -------                           -------
                                          7,876               99.4          8,055               134.7
                                        -------                           -------

Casualty
  North American                           (109)                              (11)
  International                            (506)                             (352)
                                        -------                           -------
                                           (615)              (7.8)          (363)               (6.1)
                                        -------                           -------
Finite Business
  North American                          3,559                                 0
  International                               0                               156
                                        -------                           -------
                                          3,559               44.9            156                 2.6
                                        -------                           -------
Other Lines
  North American                           (589)                             (689)
  International                          (2,309)                           (1,180)
                                        -------                           -------
                                         (2,898)             (36.5)        (1,869)              (31.2)
                                        -------              ------       -------               -----

Total                                   $ 7,922                100%       $ 5,979                 100%
                                        =======               =====       =======                 ====



         A summary of net premiums written and net premiums earned by segment is included in Management Discussion and Analysis (see "Comparison of First Quarter Results for 2001 and 2000").

PXRE
Group Ltd.   Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------



         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2001            2000
                                                         ----            ----

(thousands)
Net underwriting profit                                 $ 7,922         $ 5,979
Net investment income                                     9,543          11,944
Net realized investment gains (losses)                      386            (536)
Interest expense                                         (1,160)         (1,280)
Minority interest in consolidated subsidiary             (2,219)         (2,219)
Operating expenses                                       (8,888)         (9,805)
Unrealized foreign exchange on losses                     2,016               0
Other income                                               (114)              0
                                                        -------         -------
Income before income taxes                              $ 7,486         $ 4,083
                                                        =======         =======


7. Contingencies

         PXRE entered into weather option agreements in May 1999 with two counter-parties. In April 2000 these counter-parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Trial of this suit is presently scheduled to commence in May 2001. The aggregate sum of $8,252,500 is included in Other Assets; management has concluded that it is realizable and no valuation allowance is necessary.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

         PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries "PXRE")-with operations principally in Bermuda, Barbados, the United States, and Europe-provides reinsurance products and services to a worldwide market place. The Company primarily emphasizes commercial and personal property and casualty reinsurance risks and it offers both broker-based and direct-writing distribution capabilities. PXRE also provides marine and aerospace reinsurance products and services.

         The Company was formed in 1999 as part of the reorganization of PXRE Corporation ("PXRE Delaware"), a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), operations in Barbados through PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), and PXRE Solutions Inc. ("PXRE Solutions"), a reinsurance intermediary.

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

         At March 31, 2001, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes a portion of its underwritten risks to the participants, subject to a maximum aggregate liability per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Reinsurance Ltd. ("Select Re"), a Bermuda reinsurer, formerly Investors Reinsurance Ltd., involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to present business to Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

         During the third quarter of 2000, PXRE ceased accepting new or renewal risks at Lloyd's. PXRE's Lloyd's operations consists of PXRE Limited, the sole member of Syndicate 1224 ("PXRE Lloyd's Syndicate"). PXRE Lloyd's Syndicate underwrote specialty types of property and casualty insurance and reinsurance (including certain accident and health coverages as well as catastrophe-type coverages, aerospace reinsurance and facultative reinsurance) on a worldwide basis. PXRE Managing Agency Limited ("PXRE Managing Agency") during 2000 managed, on a fee basis, PXRE Lloyd's Syndicate and other syndicates at Lloyd's. In April 2001, PXRE sold its Lloyd's Managing Agency for book value. Final disposition of the syndicate has not been determined but the costs of administering the existing book will be incurred over the next three years. With PXRE's expanded Bermuda presence, PXRE believes it can write the types of business offered in the Lloyd's market without the cost structure associated with Lloyd's.

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

         PXRE's invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, real estate investment trusts ("REITS") and short-term investments. PXRE's investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Although PXRE seeks to preserve its capital by investing in a portfolio of hedge funds and other privately held securities designed to provide diversification of risk, such investments entail substantial risks. Portfolio performance may be adversely impacted by equity and credit market conditions. A generally strong equity market in early 2000 may have resulted in portfolio returns that may not be achieved in subsequent periods. There can be no assurance that the investment objectives of PXRE will be achieved, and results may vary substantially over time. In addition, although PXRE seeks to employ investment strategies that are not correlated with its reinsurance exposures, losses in PXRE's investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on PXRE. To PXRE's knowledge, other publicly traded reinsurers generally do not follow PXRE's strategy of investing a significant portion of its invested assets in hedge funds and other privately held securities. See "Investments."

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

         As of March 31, 2001, 73.5% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments.

         Of PXRE's fixed maturities portfolio at March 31, 2001, 93.2% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 30.7% of fixed maturities based on fair value at March 31, 2001. The average market yield to maturity of PXRE's fixed maturities portfolio at March 31, 2001 and 2000, was 5.6% and 6.6%, respectively.

         PXRE had no investments in real estate or commercial mortgage loans as of March 31, 2001; however, PXRE has invested in common and preferred shares of publicly traded REITS with a fair value of $3,079,000 at March 31, 2001.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. At March 31, 2001 after-tax unrealized gains of $596,000 ($0.05 book value per share) were included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $82,437,000 at March 31, 2001, compared to $71,468,000 at December 31, 2000 including one hedge fund amounting to $24,352,000 at March 31, 2001, compared to $23,365,000 at December 31, 2000.

         A principal component of PXRE's investment strategy is investing a significant portion of PXRE's invested assets in a diversified portfolio of hedge funds. As at March 31, 2001, hedge fund investments held by PXRE amounted to approximately $122,189,000, representing 15.1% of March 31, 2001 total assets. As at March 31, 2001, hedge fund investments with market values ranging from $1,034,000 to $26,953,000 were administered by thirty managers. At that date, one investment, a "fund-of-funds" investment amounted to approximately $26,953,000, or 22.1% of total hedge fund investments and was comprised of funds managed by sixteen of the thirty managers, five of which are affiliated with Mariner. Hedge funds in which PXRE is invested that utilize a strategy relating to equities are, based on the recent history for such funds, more likely on an aggregate basis to appreciate in upwardly trending markets and more likely to depreciate in downwardly trending markets, whereas hedge funds utilizing fixed income strategies in which PXRE is invested are on an aggregate basis less correlated to the direction of interest rates based on the recent performance of such funds.

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

         As at March 31, 2001 PXRE's investment portfolio also included approximately $29,414,000 of mezzanine bond and equity limited partnership investments, with fair values ranging from $2,295,000 to $9,797,000 and remaining aggregate cash call commitments in respect of such investments of $1,966,000. Mariner also monitors the performance of these investments.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for the three months ended March 31, 2001, included $3,192,000 attributable to hedge funds and other limited partnership investments.

         PXRE's hedge fund and other privately held securities program should be viewed as exposing it to the risk of substantial losses, which PXRE seeks to reduce through its multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

Comparison of First Quarter Results for 2001 with 2000

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                                              Increase
                                                                 2001           2000         (Decrease)
                                                                 ----           ----         ----------
                                                                       (000's)                     %
Gross premiums written                                          $78,057        $82,344           (5.2)
  Ceded premiums:
  Managed business participants                                  24,865         12,000          107.2
  Catastrophe coverage, surplus reinsurance and other             8,694         13,459          (35.4)
                                                                -------        -------
       Total reinsurance premiums ceded                          33,559         25,459           31.8
                                                                -------        -------
  Net premiums written                                          $44,498        $56,885          (21.8)
                                                                =======        =======


     Gross premiums written for the three months ended March 31, 2001, declined 5.2% to $78,057,000 from $82,344,000 for the corresponding period of 2000. This decline primarily reflected the Company's cessation of underwriting activities at its Lloyd's syndicate, which was partially offset by increased writings in its Catastrophe and Risk Excess and Finite segments. Net premiums written for the first quarter of 2001, declined 21.8% to $44,498,000 from $56,885,000 for the corresponding period of 2000. Net written premiums reflected certain retrocessional contracts that protect the Finite segment and that are expected to enhance the profitability of that business. Net written premiums in the Casualty and Other Lines segments were affected by the withdrawal from Lloyd's and reduced levels of business written. Net premiums earned for the first quarter of 2001, increased 1.5% to $36,266,000 from $35,741,000 for the comparable period of 2000. The Catastrophe and Risk Excess segment increased 13.7% on an earned basis before excess of loss cessions, and 25.7% after excess of loss cessions, which more than offset the termination of the Company's London business.

     Catastrophe coverage, surplus and other ceded premiums written decreased in 2001 from 2000 due to the withdrawal from Lloyd's.

     In the first quarter of 2001, PXRE made additional retrocessional coverage purchases for its non Lloyd's business. PXRE's property business is protected by a series of retrocessional agreements which provide protection against unusual severity of loss. Through 1999 these protections did not protect PXRE against exposure to smaller, more frequent loss occurrences; however, additional purchases commencing in 2000 provide more protection against such loss occurrences.

     Premiums ceded by PXRE to its managed business participants increased 107.2% to $24,865,000 for the first quarter of 2001 compared with $12,000,000 for the corresponding period of 2000. The increase in premiums ceded to these programs was due primarily to $11,421,000 from the Finite Business segment ceded to a managed business participant, Select Re., in 2001.

     The following tables summarize the 2001 and 2000 net premiums written and earned by PXRE's business segments:

Net Premiums Written
(thousands except percentages)
                                                   As of March 31, 2001                  As of March 31, 2000
                                                   --------------------                  --------------------
                                              Amount               Percent         Amount                   Percent
                                              ------               -------         ------                   -------
 Catastrophe and Risk Excess
    North American                         $  8,120                              $  4,960
    International                            26,515                                28,895
    Excess of loss cessions                  (6,202)                               (5,086)
                                           --------                              --------
                                             28,433                  63.9          28,769                     50.6
                                           --------                              --------

  Casualty
    North American                            3,253                                 8,588
    International                             4,431                                 4,059
                                           --------                              --------
                                              7,684                  17.3          12,647                     22.2
                                           --------                              --------
  Finite Business
    North American                            2,890                                     0
    International                                 0                                 2,580
                                           --------                              --------
                                              2,890                   6.5           2,580                      4.5
                                           --------                              --------
  Other Lines
    North American                              119                                  (160)
    International                             5,372                                13,049
                                           --------                              --------
                                              5,491                  12.3          12,889                     22.7
                                           --------                  ----        --------                     ----

  Total                                    $ 44,498                  100%        $ 56,885                     100%
                                           ========                  ====        ========                     ====


  Net Premiums Earned
  (thousands except percentages)
                                                   As of March 31, 2001                  As of March 31, 2000
                                                   --------------------                  --------------------
                                              Amount               Percent         Amount                   Percent
                                              ------               -------         ------                   -------
  Catastrophe and Risk Excess
    North American                         $  6,751                              $ 4,812
    International                            21,120                               19,706
    Excess of loss cessions                  (4,988)                              (6,315)
                                           --------                              -------
                                             22,883                  63.1         18,203                      51.0
                                           --------                              -------

  Casualty
    North American                            4,296                                4,097
    International                             3,008                                2,212
                                           --------                              -------
                                              7,304                  20.1          6,309                      17.7
                                           --------                              -------
  Finite Business
    North American                            3,051                                    0
    International                                 0                                  226
                                           --------                              -------
                                              3,051                   8.4            226                       0.6
                                           --------                              -------
  Other Lines
    North American                             (227)                                 356
    International                             3,255                               10,648
                                           --------                              -------
                                              3,028                   8.4         11,004                      30.7
                                           --------                  ----        -------                      ----

  Total                                    $ 36,266                  100%        $35,742                      100%
                                           ========                  ====        =======                      ====

     Management fee income from all sources for the three months ended March 31, 2001 increased 9.4% to $1,962,000 from $1,794,000 for the corresponding period of 2000, reflecting growth in the amount and profitability of PXRE's managed business.

     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of U.S. Statutory Accounting Principles ("SAP") and net premiums earned for purposes of U.S. GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a U.S. GAAP basis.

     The loss ratio was 64.8% for the first quarter of 2001 compared with 66.3% for the comparable period of 2000 largely due to the sinking of the Petrobras Oil Rig which occurred in the first quarter of 2001 in contrast to development on the 1999 French Storms experienced in the first quarter of 2000. The loss ratio for the first three months of 2001 reflected incurred catastrophe and risk excess losses of $12,183,000 gross and $7,036,000 net for the 2001 and prior accident years including the Petrobras Oil Rig. The loss ratio for the first three months of 2000 reflected incurred catastrophe losses of $14,504,000 gross and $9,271,000 net.

     Significant catastrophe and risk losses affecting the three months ended March 31, 2001 loss ratio are as follows:

                                              Amount of Losses
                                              ----------------
Loss Event                             Gross                      Net
----------                             -----                      ---
(thousands)
2001 Petrobras Oil Rig                $9,061                    $6,155


     Significant catastrophe and risk losses affecting the three months ended March 31, 2000 loss ratio are as follows:

                                              Amount of Losses
                                              ----------------
Loss Event                             Gross                      Net
----------                             -----                      ---
(thousands)
French Storm Martin                   $15,570                   $11,671
French Storm Lothar                     3,473                     1,290
Hurricane Floyd                        (5,131)                   (3,507)

     The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $2,016,000 for the three months ended March 31, 2001 compared to a gain of $506,000 for the corresponding period of 2000.

     During the first quarter of 2001, PXRE experienced adverse development of $5,065,000 net for prior-year loss and loss expenses primarily due to $2,200,000 of marine excess loss development and $2,000,000 reversal of industry loss warranty coverage when industry estimates for Hurricane Floyd were reduced. The loss ratio for the comparable period of 2000 was adversely affected by development of $8,249,000 net largely due to the French Storm Martin.

     The underwriting expense ratio was 32.6% for the first quarter of 2001 compared with 44.4% for the comparable period of 2000 as a result of a shift in the business written and ceded by PXRE. The commission and brokerage ratio net of management fee income was 8.1% in the first quarter of 2001 compared with 17.0% for the comparable period of 2000. This change was attributable to the increase in the amount of business ceded and a reduction of business from the Lloyd's operations. The operating expense ratio was 24.5% in the first quarter of 2001 compared with 27.4% for the corresponding period of 2000. The decrease largely reflected the expense savings associated with the termination of PXRE Lloyd's operations. As a result of the above, the combined ratio was 97.4% for the first quarter of 2001 compared with 110.7% for the comparable period of 2000.

     The following table summarizes the three months ended March 31, 2001 and 2000 underwriting profit and (loss) by segment:


Underwriting Operations
(thousands except percentages)                    As of March 31, 2001                     As of March 31, 2000
                                                  --------------------                     --------------------
                                           Amount                    Percent        Amount                   Percent
                                           ------                    -------        ------                   -------
Catastrophe and Risk Excess
  North American                         $  2,351                                  $  2,598
  International                             9,066                                     5,656
  Excess of loss cessions                  (3,541)                                     (199)
                                         --------                                  --------
                                            7,876                      99.4           8,055                    134.7
                                         --------                                  --------

Casualty
  North American                             (109)                                      (11)
  International                              (506)                                     (352)
                                         --------                                  --------
                                             (615)                     (7.8)           (363)                    (6.1)
                                         --------                                  --------
Finite Business
  North American                            3,559                                         0
  International                                 0                                       156
                                         --------                                  --------
                                            3,559                      44.9             156                      2.6
                                         --------                                  --------
Other Lines
  North American                             (589)                                     (689)
  International                            (2,309)                                   (1,180)
                                         --------                                  --------
                                           (2,898)                    (36.5)         (1,869)                   (31.2)
                                         --------                     ------       --------                     ----

Total                                     $ 7,922                       100%       $  5,979                      100%
                                         ========                     ======       ========                      ====

     Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred, weather contracts or management fees for Lloyd's syndicate agency management.

     The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

     Other operating expenses decreased to $8,888,000 for the first three months ended March 31, 2001 from $9,805,000 in 2000. The decrease was primarily related to the expense savings associated with the termination of PXRE's Lloyd's operations. Included in other operating expenses were foreign currency exchange losses of $353,000 for 2001 compared to losses of $459,000 for the corresponding period of 2000.

     During the first quarter of 2001, interest expense decreased to $1,160,000 compared to $1,280,000 in the corresponding period of 2000. The decrease in interest expense relates to a repayment of $10,000,000 of the credit facility at March 31, 2000. The fixed interest rate on the $50,000,000 portion is 6.34% while the variable interest rate on the remaining $15,000,000 outstanding during the period from January 1, 2001 to March 31, 2001 was 7.44%. The Company repaid an additional $10,000,000 of the credit facility on March 31, 2001. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') (as described below under "Liquidity and Capital Resources") during both three month periods ending March 31, 2001 and 2000.

     Net investment income for the three months ended March 31, 2001 decreased 20.1% to $9,542,000 from a remarkable $11,944,000 for the comparable period of 2000. The decrease in net investment income was caused primarily by certain other limited partnership investments (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement), which produced a loss of $643,000 for the three months ended March 31, 2001, compared to income of $1,471,000 for the three months ended March 31, 2000. In addition, investment income in the three months ended March 31, 2000 reflected peaks in the world stock markets. PXRE's pre-tax annualized investment yield was 7.3% for the first quarter of 2001 compared with 9.4% for the corresponding quarter in 2000, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the first quarter of 2001 were $386,000, compared to losses of $536,000 in the first quarter of 2000, reflecting the restructuring of the investment portfolio.

     The net effect of foreign currency exchange fluctuations were gains of $1,663,000 in the first quarter of 2001 compared to gains of $47,000 for 2000.

     For the reasons discussed above, net income was $5,639,000 for the three months ended March 31, 2001 compared to net income of $4,009,000 for the comparable period of 2000. The diluted net income per common share was $0.47 for the first quarter of 2001 compared to diluted net income per share of $0.35 for the first quarter of 2000, based on diluted average shares outstanding of approximately 11,890,000 in 2001 and 11,535,000 in 2000.

Liquidity and Capital Resources

     The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2001, without regulatory approval, is $34,886,000. During the first quarter of 2001, $17,000,000 in dividends were paid by PXRE Reinsurance. Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts.

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

     PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50,000,000, and in October 1999, the remaining $25,000,000 was borrowed. On March 31, 2000 and March 31, 2001, PXRE Delaware fulfilled its commitment and made principal payments of $10,000,000 each, reducing the outstanding loan to $55,000,000 at March 31, 2001.

     In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 6.34%. The remaining $5,000,000 outstanding on March 31, 2001, after paying down $10,000,000 on March 31, 2001, will incur an interest rate of 5.9025% for the second quarter of 2001. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

     The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) the Company is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at March 31, 2001, there was no default under the Credit Agreement.

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

     On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS 'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $2,219,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

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

     Net cash flow provided by operations was $17,035,000 during the first quarter of 2001 compared with net cash flow used by operations of $2,658,000 during 2000, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

     Dividends declared in the first quarter of 2001 to shareholders were approximately $714,000 compared to $706,000 in 2000. The expected annual dividend based on shares outstanding at March 31, 2001 is approximately $2,856,000.

     Book value per common share was $22.32 at March 31, 2001.

     In December 1999, the Company announced a stock repurchase program of up to 1,000,000 shares. The Company had 11,898,856 common shares outstanding as of March 31, 2001. No share repurchases were made during the first quarter of 2001 except in connection with tax withholding on the vesting of employee stock option or restricted stock plans.

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

     In connection with the capitalization of PXRE Lloyd's Syndicate, PXRE has placed on deposit $46,587,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds of approximately $17,835,000. Cash and invested assets of PXRE's Lloyd's Syndicate amounting to $19,109,000 at March 31, 2001 are restricted from being paid as a dividend through June, 2003.

     In September 1997, PXRE and Phoenix Home Life formed a joint venture, Cat Bond Investors L.L.C., with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophe events or meteorological conditions.

     All amounts classified as reinsurance recoverable at March 31, 2001 are considered by management of PXRE to be collectible in all material respects.

Market Risk

     PXRE has reviewed the change in its exposure to market risks since December 31, 2000. The components of PXRE's holdings in derivatives and other financial instruments have not materially changed. PXRE's risk management strategy and objectives have not materially changed. PXRE believes that the potential for loss in each market risk sector described at year-end has not materially changed; however, PXRE has reduced its equity holdings, thereby reducing equity risk further from 2000 year end levels. PXRE's potential for loss on its trading portfolio has not materially changed since year end.

Income Taxes

     PXRE recognized a tax expense of $1,847,000 in the first quarter of 2001 compared to an expense of $74,500 in 2000. The tax expense in 2001 differed from the statutory rate primarily due to tax exempt income and the dividends received deduction.

Contingencies

     PXRE entered into weather option agreements in May 1999 with two counter parties. In April 2000 these counter parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra

Nova's denial and has filed suit against Terra Nova in the United States District Court of New Jersey. Trial of this suit is presently scheduled to commence in May 2001.

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

                           PART II. OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:
                           None

                  (b)      Reports on Form 8-K

                  On March 16, 2001 and on April 10, 2001, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission relating to a change in its certified accountants from PricewaterhouseCoopers LLP to KPMG LLP. The March 16, 2001 Form 8-K discussed the Company's decision to review its auditing services and PricewaterhouseCoopers' election not to stand for re-appointment. As required by Item 304(a) (3) of Regulation S-K, correspondence from PricewaterhouseCoopers to the Securities and Exchange Commission was attached as an exhibit to the March 16, 2001 Form 8-K. The April 10, 2001 Form 8-K described the retention of KPMG to replace PricewaterhouseCoopers.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     PXRE GROUP LTD.


May 15, 2001                                By: \s\ James F. Dore
                                               -----------------
                                                     James F. Dore
                                                     Executive Vice President
                                                     and Chief Financial Officer

                       STATEMENT OF DIFFERENCES

The service mark symbol shall be expressed as...............................'sm'