Form 10-Q/A
period 2001-03-31
PXRE GROUP LTD
filed 2001-08-20
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-Q/A

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

                                 (441) 296-5858
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             ---------   ---------

         As of May 11, 2001, 11,909,032 common shares, $1.00 par value per share, of the Registrant were outstanding.


--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX




PART I.  FINANCIAL INFORMATION


     Consolidated Balance Sheets at March 31, 2001
         and December 31, 2000                                                           3


     Consolidated Statements of Operations and Comprehensive Income
         for the three months ended March 31, 2001 and 2000                              4


     Consolidated Statements of Stockholders' Equity for the three
         months ended March 31, 2001 and 2000                                            5


     Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000                                                   6


     Notes to Consolidated Financial Statements                                          7


     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      14


PART II.  OTHER INFORMATION                                                             34

PXRE              Consolidated Balance Sheets
Group Ltd.        (Unaudited)
-------------------------------------------------------------------------------


                                                                                            March 31,          December 31,
                                                                                               2001                2000
                                                                                               ----                ----
                                                                                           (As restated,
                                                                                            see Note 1)

Assets           Investments:
                 Available for sale:
                   Fixed maturities, available-for-sale, at fair value (amortized
                     cost $280,267,000 and $281,474,000, respectively)                        $ 282,125,160      $ 281,721,678
                   Equity securities, at fair value (cost $4,790,067 and $16,396,000,             4,102,889         16,260,089
                      respectively)
                 Short-term investments
                    Hedge funds                                                                  24,351,708         23,364,843
                    Non-hedge funds                                                              58,085,657         48,103,034
                 Trading securities
                    Hedge funds (cost $20,250,000 and $23,250,000, respectively)                 24,534,910         27,819,800
                 Limited partnerships, at equity
                    Hedge funds (cost $52,760,000 and $39,264,000, respectively)                 73,302,268         58,570,720
                    Non-hedge funds (cost $27,311,000 and $27,506,000, respectively)             29,414,497         30,251,802
                                                                                              -------------     --------------
                       Total investments                                                        495,917,089        486,091,966
                 Cash                                                                            22,427,006         19,008,897
                 Accrued investment income                                                        4,328,193          5,010,538
                 Receivables:
                   Unreported premiums                                                           59,612,335         54,607,126
                   Balances due from intermediaries and brokers, net                             24,420,607         20,074,909
                   Other receivables                                                             27,535,474         23,498,041
                 Reinsurance recoverable                                                        110,641,680        117,196,459
                 Ceded unearned premiums                                                         17,551,318         13,764,781
                 Deferred acquisition costs                                                      10,875,961          9,697,003
                 Income tax recoverable                                                          16,136,605         17,980,985
                 Other assets                                                                    17,527,072         17,816,090
                                                                                              -------------     --------------
                       Total assets                                                           $ 806,973,340      $ 784,746,795
                                                                                              =============     ==============

Liabilities      Losses and loss expenses                                                     $ 254,135,649      $ 251,619,635
                 Unearned premiums                                                               61,567,433         49,548,368
                 Debt payable                                                                    55,000,000         65,000,000
                 Reinsurance balance payable                                                     50,075,468         34,311,963
                 Other liabilities                                                               22,945,286         25,355,172
                                                                                              -------------     --------------
                       Total liabilities                                                        443,723,836        425,835,138
                                                                                              -------------     --------------
                 Minority interest in consolidated subsidiary:
                     Company-obligated mandatorily redeemable capital trust
                      pass-through securities of subsidiary trust holding solely a
                      company-guaranteed related subordinated debt                               99,526,514         99,525,376
                                                                                              -------------     --------------

Stockholders'    Serial preferred stock, $1.00 par value -- 10,000,000 shares
Equity               authorized respectively; 0 shares issued and outstanding                             0                  0
                 Common stock, $1.00 par value -- 50,000,000 shares
                     authorized, 11,898,856 and 11,820,079 shares issued
                      and outstanding, respectively                                              11,898,856         11,820,079
                 Additional paid-in capital                                                     176,632,815        175,014,314
                 Accumulated other comprehensive income:
                   Net unrealized appreciation (depreciation) on investments, net of deferred income tax expense of $449,000 and $39,000,
                     respectively                                                                   596,223            (69,147)
                 Retained earnings                                                               79,402,939         76,301,524
                 Restricted stock at cost (437,660 and 386,047 shares)                           (4,807,843)        (3,680,489)
                                                                                              -------------     --------------
                       Total stockholders' equity                                               263,722,990        259,386,281
                                                                                              -------------     --------------
                       Total liabilities and stockholders' equity                             $ 806,973,340      $ 784,746,795
                                                                                              =============     ==============

        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Operations and Comprehensive Income
Group Ltd.        (Unaudited)
--------------------------------------------------------------------------------


                                                                            Three Months Ended March 31,
                                                                             2001               2000
                                                                             ----               ----
                                                                          (As restated,
                                                                           see Note 1)

Revenues         Net premiums earned                                       $ 47,939,779       $ 35,741,576
                 Net investment income                                        9,882,640         11,943,818
                 Net realized investment gains (losses)                         386,077           (535,862)
                 Management fees                                              1,961,570          1,794,311
                                                                           ------------       ------------
                                                                             60,170,066         48,943,843
                                                                           ------------       ------------

Losses and       Losses and loss expenses incurred                           29,433,222         23,695,657
Expenses         Commissions and brokerage                                   13,468,117          7,861,401
                 Other operating expenses                                     8,887,873          9,805,047
                 Interest expense                                             1,972,132          1,280,045
                 Minority interest in consolidated subsidiary                 2,219,176          2,218,632
                                                                           ------------       ------------
                                                                             55,980,520         44,860,782
                                                                           ------------       ------------

                 Income before income taxes                                   4,189,546          4,083,061
                 Income tax provision                                           693,691             74,500
                                                                           ------------       ------------

                 Income before cumulative effect of
                  accounting change                                           3,495,855          4,008,561
                 Cumulative effect of accounting change, net of
                  $171,959 tax expense                                          319,353                  0
                                                                           ------------       ------------

                 Net income                                                   3,815,208          4,008,561

Comprehensive    Other comprehensive income, net of tax:
Income           Net unrealized appreciation on investments                     665,370          1,183,407
                                                                           ------------       ------------
                 Comprehensive income                                      $  4,480,578       $  5,191,968
                                                                           ============       ============

Per Share        Basic:
                      Net income before cumulative effect
                       of accounting change                                $       0.30       $       0.35
                      Cumulative effect of accounting change                       0.03               0.00
                                                                           ------------       ------------
                      Net income                                           $       0.33       $       0.35
                                                                           ============       ============
                      Average shares outstanding                             11,481,959         11,384,248
                                                                           ============       ============

                 Diluted:
                      Net income before cumulative effect
                       of accounting change                                $       0.29       $       0.35
                      Cumulative effect of accounting change                       0.03               0.00
                                                                           ------------       ------------
                      Net income                                           $       0.32       $       0.35
                                                                           ============       ============
                      Average shares outstanding                             11,889,726         11,534,771
                                                                           ============       ============


        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Stockholders' Equity
Group Ltd.        (Unaudited)
--------------------------------------------------------------------------------



                                                                                Three Months Ended
                                                                                    March 31,
                                                                             2001                 2000
                                                                             ----                 ----
                                                                         (As restated,
                                                                          see Note 1)

Common Stock:     Balance at beginning of period                         $ 11,820,079         $ 11,679,769
                  Issuance of shares, net                                      78,777               78,405
                                                                         ------------         ------------
                      Balance at end of period                           $ 11,898,856         $ 11,758,174
                                                                         ============         ============

Additional        Balance at beginning of period                         $175,014,314         $173,682,802
Paid-in Capital:  Issuance of common shares                                 2,314,743            1,176,581
                  Other                                                      (696,242)            (299,462)
                                                                         ------------         ------------
                      Balance at end of period                           $176,632,815         $174,559,921
                                                                         ============         ============

Treasury Stock:   Balance at beginning of period                         $          0         $          0
                  Repurchase of common stock                                 (523,889)            (306,906)
                  Cancellation of common stock                                523,889              306,906
                                                                         ------------         ------------
                      Balance at end of period                           $          0         $          0
                                                                         ============         ============

Unrealized
Appreciation      Balance at beginning of period                         $    (69,147)        $ (6,752,002)
(Depreciation)    Change in fair value for the period                         665,370            1,183,407
on Investments:                                                          ------------         ------------
                      Balance at end of period                           $    596,223         $ (5,568,595)
                                                                         ============         ============

Retained          Balance at beginning of period                         $ 76,301,524         $ 89,932,620
Earnings:         Net income                                                3,815,208            4,008,561
                  Dividends paid to common stockholders                      (713,793)            (705,970)
                                                                         ------------         ------------
                      Balance at end of period                           $ 79,402,939         $ 93,235,211
                                                                         ============         ============

Restricted Stock: Balance at beginning of period                         $ (3,680,489)        $ (5,264,206)
                  Issuance of restricted stock                             (2,030,799)          (1,158,125)
                  Amortization of restricted stock                            657,193              601,577
                  Other                                                       246,252                    0
                                                                         ------------         ------------
                      Balance at end of period                           $ (4,807,843)        $ (5,820,754)
                                                                         ============         ============

Total             Balance at beginning of period                         $259,386,281         $263,278,983
Stockholders'     Issuance of common shares                                 2,393,520            1,254,986
Equity:           Repurchase of common stock                                 (523,889)            (306,906)
                  Restricted stock, net                                    (1,373,606)            (556,548)
                  Unrealized appreciation on investments
                    net of deferred income tax                                665,370            1,183,407
                  Net income                                                3,815,208            4,008,561
                  Dividends                                                  (713,793)            (705,970)
                  Other                                                        73,899                7,444
                                                                         ------------         ------------
                      Balance at end of period                           $263,722,990         $268,163,957
                                                                         ============         ============


        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Cash Flows
Group Ltd.        (Unaudited)
--------------------------------------------------------------------------------


                                                                                  Three Months Ended March 31,
                                                                                     2001               2000
                                                                                     ----               ----
                                                                                 (As restated,
                                                                                  see Note 1)

Cash Flows        Net income                                                       $  3,815,208      $  4,008,561
from Operating    Adjustments to reconcile net income to net cash
Activities          provided (used) by operating activities:
                       Losses and loss expenses                                       2,516,011       (10,972,820)
                       Unearned premiums                                              8,232,528        14,601,493
                       Deferred acquisition costs                                    (1,178,958)       (3,886,954)
                       Receivables                                                  (12,790,597)       (4,695,559)
                       Reinsurance balances payable                                  15,763,506         5,267,097
                       Reinsurance recoverable                                        6,554,780        (5,203,215)
                  Income tax recoverable                                             (2,034,207)          247,071
                  Equity in earnings of limited partnerships                         (3,192,054)       (6,686,075)
                  Other                                                                (650,830)        4,662,437
                                                                                   ------------      ------------
                        Net cash provided (used) by operating activities             17,035,387        (2,657,964)
                                                                                   ------------      ------------

Cash Flows        Cost of fixed maturity investments                                (24,709,224)       (8,792,522)
from Investing    Fixed maturity investments matured/disposed                        26,500,498        39,261,086
Activities        Payable for securities                                              2,561,992        (2,024,150)
                  Cost of equity securities                                            (992,820)       (1,269,612)
                  Equity securities disposed                                         12,260,084        11,921,100
                  Net change in short-term investments                               (9,982,623)        4,211,348
                  Limited partnerships disposed                                       7,122,939           750,808
                  Limited partnerships purchased                                    (15,527,103)       (8,227,623)
                                                                                   ------------      ------------
                        Net cash (used) provided by investing activities             (2,766,257)       35,830,435
                                                                                   ------------      ------------

Cash Flows        Proceeds from issuance of common stock                                386,662            89,887
from Financing    Cash dividends paid to common stockholders                           (713,793)         (705,970)
Activities        Repayment of debt                                                 (10,000,000)      (10,000,000)
                  Cost of stock repurchased                                            (523,890)         (306,906)
                                                                                   ------------      ------------
                         Net cash used by financing activities                      (10,851,021)      (10,922,989)
                                                                                   ------------      ------------

                  Net change in cash                                                  3,418,109        22,249,482
                  Cash, beginning of period                                          19,008,897        14,735,040
                                                                                   ------------      ------------
                  Cash, end of period                                              $ 22,427,006      $ 36,984,522
                                                                                   ============      ============



        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.  Restatement and Significant Accounting Policies

    Basis of Presentation and Consolidation

         On October 5, 1999, PXRE Corporation ("PXRE Delaware") completed a reorganization that involved the formation of PXRE Group Ltd., a Bermuda-based holding company which became the holding company for PXRE Delaware and its other operations. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Reinsurance Ltd. ("PXRE Reinsurance"), and operations in Barbados through PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"). The accompanying consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" and collectively with its various subsidiaries or "PXRE"), and its subsidiaries PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Solutions Inc., PXRE Direct Underwriting Managers, Inc., PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I, PXRE Limited, PXRE Reinsurance and
PXRE Reinsurance Barbados .

         PXRE has amended its quarterly report on form 10-Q for the three months ended March 31, 2001 in this quarterly report on form 10-Q/A. All amounts in the accompanying notes give effect to the restated amounts. The restatement primarily reflects an adjustment in accounting for two ceded finite contracts entered into during the first quarter of 2001 with Select Reinsurance Ltd. ("Select Re").

         After additional analysis, it was determined that the two finite retrocessional contracts in place during the first quarter did not meet the risk transfer tests required under Statement of Financial Accounting Standards ("SFAS") No. 113. Accordingly, PXRE has determined that it must account for these retrocessional contracts under the deposit accounting method and has restated the results reported for the first quarter of 2001. Under this revised method, PXRE recorded interest income of approximately $216,000 during the quarter and expects to earn additional interest income over the projected lives of these contracts.

         In addition, the Company's restated results also include a charge of approximately $209,000, net of tax, which reflects income of $319,000, net of tax, for the cumulative effect of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" offset by a charge related to the change in value of derivatives in the quarter of $528,000, net of tax.

PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         These restatements have the effect of increasing reported revenues by $12,014,000 for the first quarter of 2001 from $48,156,000 to $60,170,000, increasing total expenses reported before tax by $15,310,000 from $40,670,000 to $55,980,000, while reducing reported net income by $1,824,000 from $5,639,000 to $3,815,000 and reducing reported diluted income per share by $0.15 per share from $0.47 to $0.32.

         Restated first quarter results are presented below:

                                                                      Three Months Ended
                                                                           March 31,
                                                              ----------------------------------
                                                               2001           2001         2000
                                                               ----           ----         ----
                                                            (Restated)  (As Originally
(Thousands except per share)                                               Reported)
Operations
Gross premiums written                                        $78,057       $78,057       $82,344
                                                              =======       =======       =======
Net premiums written                                          $56,172       $44,498       $56,885
                                                              =======       =======       =======
Revenues                                                      $60,170       $48,156       $48,944
Losses and expenses                                            55,980        40,670        44,861
                                                              -------       -------       -------
Income before income taxes                                      4,190         7,486         4,083
Income tax provision                                             (694)       (1,847)          (74)
Cumulative effect of change in accounting, net of tax             319            --            --
                                                              -------       -------       -------
Net income                                                    $ 3,815       $ 5,639       $ 4,009
                                                              =======       =======       =======
Earnings per diluted common share                             $  0.32       $  0.47       $  0.35
                                                              =======       =======       =======
Average shares outstanding (000)                               11,890        11,890        11,535

GAAP Ratios
Loss ratio                                                       61.4%         64.8%         66.3%
Expense ratio                                                    42.5          32.6          44.4
                                                              -------       -------       -------
Combined ratio                                                  103.9%         97.4%        110.7%
                                                              =======       =======       =======


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

         Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. These contract deposits are included in other assets and other liabilities in the Consolidated Balance Sheets and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.

         Certain amounts in 2000 were reclassified to be consistent with the 2001 presentation.

PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

     2.  Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of reinsurance on premiums written and earned are as follows:


                                                             Three Months Ended March 31,
                                                             ----------------------------

                                                        2001                               2000
                                                        ----                               ----
(thousands)                                          (As restated,
Premiums written                                      see Note 1)

Assumed                                               $ 78,057                           $ 82,067
Direct                                                       0                                277
                                                      --------                           --------
Gross premiums written                                  78,057                             82,344
Ceded premiums written                                 (21,885)                           (25,459)
                                                      --------                           --------
Net premiums written                                  $ 56,172                           $ 56,885
                                                      ========                           ========


Premiums earned
Assumed                                               $ 66,032                           $ 56,781
Direct                                                       7                                 68
Ceded                                                  (18,099)                           (21,107)
                                                      --------                          ---------
Net premiums earned                                   $ 47,940                          $  35,742
                                                      ========                          =========


PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

     3.  Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:


                                                                   Three Months Ended March 31,
                                                                   ----------------------------

($000's)                                                                2001               2000
                                                                        ----               ----
                                                                    (As restated,
                                                                     see Note 1)

Net income available to
common stockholders                                                 $ 3,815,208        $ 4,008,561

Weighted average shares of common stock outstanding:
Weighted average shares of common outstanding (basic)                11,481,959         11,384,248
Equivalent shares of stock options                                      169,304             55,866
Equivalent shares of restricted stock                                   238,463             94,657
                                                                    -----------        -----------
  Weighted average common
     Equivalent shares (diluted)                                     11,889,726         11,534,771
                                                                    ===========        ===========
Weighted average common
  equivalent shares when anti-dilutive

Per share amounts:
Basic net income:
    Net income before cumulative effect of accounting change        $      0.30        $      0.35
    Cumulative effect of accounting change                                 0.03               0.00
                                                                    -----------        -----------
    Net income                                                      $      0.33        $      0.35
                                                                    ===========        ===========

Diluted net income:
    Net income before cumulative effect of accounting change        $      0.29        $      0.35
    Cumulative effect of accounting change                                 0.03               0.00
                                                                    -----------        -----------
    Diluted net income                                              $      0.32        $      0.35
                                                                    ==============     ===========



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

PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

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

         The following tables summarize the 2001 and 2000 net premiums written and earned by PXRE's business segments:


  Net Premiums Written
  (thousands except percentages)
                                                        As of March 31, 2001                 As of March 31, 2000
                                                        --------------------                 --------------------
                                                           (As restated,
                                                            see Note 1)
                                                     Amount             Percent           Amount            Percent
                                                     ------             -------           ------            -------
  Catastrophe and Risk Excess
    North American                                   $ 8,120                              $ 4,960
    International                                     26,515                               28,895
    Excess of loss cessions                           (6,202)                              (5,086)
                                                     -------                              -------
                                                      28,433             50.6              28,769            50.6
                                                     -------                              -------

  Casualty
    North American                                     3,253                                8,588
    International                                      4,431                                4,059
                                                     -------                              -------
                                                       7,684             13.7              12,647            22.2
                                                     -------                              -------
  Finite Business
    North American                                    14,564                                    0
    International                                          0                                2,580
                                                     -------                              -------
                                                      14,564             25.9               2,580             4.5
                                                     -------                              -------
  Other Lines
    North American                                       119                                 (160)
    International                                      5,372                               13,049
                                                     -------                              -------
                                                       5,491              9.8              12,889            22.7
                                                     -------             ----             -------            ----

  Total                                              $56,172              100%            $56,885             100%
                                                     =======             ====             =======            ====


PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


  Net Premiums Earned
  (thousands except percentages)                        As of March 31, 2001                  As of March 31, 2000
                                                        --------------------                  --------------------
                                                            (As restated,
                                                             see Note 1)
                                                     Amount            Percent            Amount            Percent

  Catastrophe and Risk Excess
    North American                                   $ 6,751                             $ 4,812
    International                                     21,120                              19,706
    Excess of loss cessions                           (4,988)                             (6,315)
                                                     -------                             -------
                                                      22,883             47.7             18,203              51.0
                                                     -------                             -------

  Casualty
    North American                                     4,296                               4,097
    International                                      3,008                               2,212
                                                     -------                             -------
                                                       7,304             15.2              6,309              17.7
                                                     -------                             -------
  Finite Business
    North American                                    14,725                                   0
    International                                          0                                 226
                                                     -------                             -------
                                                                                         -------
                                                      14,725             30.7                226               0.6
                                                     -------                             -------
  Other Lines
    North American                                      (227)                                356
    International                                      3,255                              10,648
                                                     -------                             -------
                                                       3,028              6.4             11,004              30.7
                                                     -------             ----            -------              ----
  Total                                              $47,940              100%           $35,742               100%
                                                     =======             ====            =======              ====



         The following table summarizes the underwriting profit and (loss) by segment for the three months ended March 31, 2001 and 2000:


Underwriting Operations
(thousands except percentages)                        As of March 31, 2001                 As of March 31, 2000
                                                      --------------------                 --------------------
                                                         (As restated,
                                                          see Note 1)
                                                    Amount            Percent            Amount             Percent

Catastrophe and Risk Excess
   North American                                   $ 2,351                               $2,598
   International                                      9,066                                5,656
   Excess of loss cessions                           (3,541)                                (705)
                                                    -------                               ------
                                                      7,876            154.4               7,549             137.9
                                                    -------                               ------

Casualty
   North American                                      (109)                                 (11)
   International                                       (506)                                (352)
                                                    -------                               ------
                                                       (615)           (12.0)               (363)             (6.6)
                                                    -------                               ------
Finite Business
   North American                                       735                                    0
   International                                          0                                  156
                                                    -------                               ------
                                                        735             14.4                 156               2.9
                                                    -------                               ------
Other Lines
   North American                                      (589)                                (689)
   International                                     (2,309)                              (1,180)
                                                    -------                               ------
                                                     (2,898)           (56.8)             (1,869)            (34.2)
                                                    -------            -----              ------             -----

Total                                               $ 5,098              100%             $5,473               100%
                                                    =======            =====              ======              ====



PXRE
Group Ltd.         Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                             2001                              2000
                                                             ----                              ----
                                                         (As restated,
                                                          see Note 1)
(thousands)

Net underwriting profit                                     $ 5,098                         $ 5,473
Net investment income                                         9,883                          11,944
Net realized investment gains (losses)                          386                            (536)
Interest expense                                             (1,972)                         (1,280)
Minority interest in consolidated subsidiary                 (2,219)                         (2,219)
Operating expenses                                           (8,888)                         (9,805)
Unrealized foreign exchange on losses                         2,016                             506
Other income                                                   (114)                              0
                                                            -------                         -------
Income before income taxes                                  $ 4,190                         $ 4,083
                                                            =======                         =======


7. Contingencies

         PXRE entered into weather option agreements in May 1999 with two counterparties. In April 2000 these counter parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issues these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Trial of this suit is presently scheduled to commence May 2001. The aggregate sum of $8,252,500 is included in Other Assets; management has concluded that it is realizable and no valuation allowance is necessary.

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

         PXRE has amended its quarterly report on Form 10-Q for the three months ended March 31, 2001 in this quarterly report on Form 10-Q/A. All amounts in the accompanying notes and Management's Discussion and Analysis give effect to the restated amounts. The restatement primarily reflects an adjustment in accounting for two ceded finite contracts entered into during the first quarter of 2001 with Select Re.

         After additional analysis it was determined that the two finite retrocessional contracts in place during the first quarter did not meet the risk transfer tests required under SFAS No. 113. Accordingly, PXRE has determined that it must account for these retrocessional contracts under the deposit accounting method and has restated the results reported for the first quarter of 2001. Under this revised method, PXRE recorded interest income of approximately $216,000 during the quarter and expects to earn additional interest income over the projected lives of these contracts.

         In addition, the Company restated results also include a charge of approximately $209,000, net of tax, which reflects income of $319,000, net of tax, for the cumulative effect of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" offset by a charge related to the change in value of derivatives in the quarter of $528,000, net of tax.

         These restatements have the effect of increasing reported revenues by $12,014,000 for the first quarter of 2001 from $48,156,000 to $60,170,000, increasing total expenses reported before tax by $15,310,000 from $40,670,000 to $55,980,000, while reducing reported net income by $1,824,000 from $5,639,000 to $3,815,000 and reducing diluted income per share by $0.15 per share from $0.47 to $0.32.

         The Company was formed in 1999 as part of the reorganization of PXRE Corporation ("PXRE Delaware"), a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), operations in Barbados through PXRE Reinsurance(Barbados) Ltd. ("PXRE Barbados"), and PXRE Solutions Inc. ("PXRE Solutions"), a reinsurance intermediary.

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

         At March 31, 2001, PXRE was a party to retrocessional arrangements with a number of insurers and reinsurers. Under these arrangements, PXRE cedes a portion of its underwritten risks to the participants, subject to a maximum aggregate liability per reinsurance program. PXRE receives a management fee or commission, initially based on premium volume, adjusted in some cases through contingent profit commissions related to underwriting results measured over a period of years. Future management fee income is dependent upon the amount of business ceded to the participants and the profitability of that business. Another arrangement with Select Re, a Bermuda reinsurer, involves a multi-year fee based undertaking by PXRE through the year ending December 31, 2003 to present business to Select Re. Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and are shareholders of Select Re. Gerald

Radke is Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re.

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

Comparison of First Quarter Results for 2001 with 2000


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                                        Increase
                                                             2001           2000       (Decrease)
                                                             ----           ----       ----------
                                                          As restated,
                                                         see Note 1 to
                                                          Consolidated
                                                            Financial
                                                           Statements
                                                           ("Note 1")

                                                                     (000's)                  %

Gross premiums written                                    $78,057         $82,344          (5.2)

Ceded premiums:
Managed business participants                              13,191          12,000           9.9
Catastrophe coverage, surplus reinsurance and other         8,694          13,459         (35.4)
                                                          -------         -------
     Total reinsurance premiums ceded                      21,885          25,459         (14.0)
                                                          -------         -------
Net premiums written                                      $56,172         $56,885          (1.3)
                                                          =======         =======


         Gross premiums written for the three months ended March 31, 2001, declined 5.2% to $78,057,000 from $82,344,000 for the corresponding period of 2000. This decline primarily reflected the Company's cessation of underwriting activities at its Lloyd's syndicate, which was partially offset by increased writings in its non-Lloyd's Catastrophe and Risk Excess and Finite segments. Net premiums written for the first quarter of 2001, declined 1.3% to $56,172,000 from $56,885,000 for the corresponding period of 2000. Net written premiums in the Casualty and Other Lines segments were affected by the withdrawal from Lloyd's and reduced levels of business written partially offset by increase writing in its non-Lloyd's Catastrophe and Risk Excess and Finite segments. Net premiums earned for the first quarter of 2001, increased 34.1% to $47,940,000 from $35,742,000 for the comparable period of 2000. The Catastrophe and Risk Excess segment increased 13.7% on an earned basis before excess of loss cessions, and 25.7% after excess of loss cessions, while the Finite segment increased by $14,499,000 which mitigated the termination of the Company's London business.

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

         Premiums ceded by PXRE to its managed business participants increased 9.9% to $13,190,000 for the first quarter of 2001 compared with $12,000,000 for the corresponding period of 2000. The increase in premiums ceded to these programs was due primarily to cessions of per risk and marine coverages.

         The following tables summarize the 2001 and 2000 net premiums written and earned by PXRE's business segments:


  Net Premiums Written
   (thousands except percentages)
                                                        As of March 31, 2001                 As of March 31, 2000
                                                        --------------------                 --------------------
                                                           (As restated,
                                                            see Note 1)
                                                     Amount             Percent           Amount            Percent
                                                     ------             -------           ------            -------

  Catastrophe and Risk Excess
    North American                                   $ 8,120                              $ 4,960
    International                                     26,515                               28,895
    Excess of loss cessions                           (6,202)                              (5,086)
                                                     -------                              -------
                                                      28,433             50.6              28,769              50.6
                                                     -------                              -------

  Casualty
    North American                                     3,253                                8,588
    International                                      4,431                                4,059
                                                     -------                              -------
                                                       7,684             13.7              12,647              22.2
                                                     -------                              -------
  Finite Business
    North American                                    14,564                                    0
    International                                          0                                2,580
                                                     -------                              -------
                                                      14,564             25.9               2,580              4.5
                                                     -------                              -------
  Other Lines
    North American                                       119                                 (160)
    International                                      5,372                               13,049
                                                     -------                              -------
                                                       5,491              9.8              12,889             22.7
                                                     -------             ----             -------             ----

  Total                                              $56,172              100%            $56,885              100%
                                                     =======             ====             =======             ====



  Net Premiums Earned
  (thousands except percentages)                        As of March 31, 2001                  As of March 31, 2000
                                                        --------------------                  --------------------
                                                           (As restated,
                                                            see Note 1)
                                                     Amount            Percent            Amount            Percent

  Catastrophe and Risk Excess
    North American                                     $ 6,751                             $ 4,812
    International                                       21,120                              19,706
    Excess of loss cessions                             (4,988)                             (6,315)
                                                       -------                             -------
                                                        22,883           47.7               18,203            51.0
                                                       -------                             -------

  Casualty
    North American                                       4,296                               4,097
    International                                        3,008                               2,212
                                                       -------                             -------
                                                         7,304           15.2                6,309            17.7
                                                       -------                             -------
  Finite Business
    North American                                      14,725                                   0
    International                                            0                                 226
                                                       -------                             -------
                                                        14,725           30.7                  226             0.6
                                                       -------                             -------
  Other Lines
    North American                                        (227)                                356
    International                                        3,255                              10,648
                                                       -------                             -------
                                                         3,028            6.4               11,004            30.7
                                                       -------           ----              -------            ----
  Total                                                $47,940            100%             $35,742             100%
                                                       =======           ====             ========            ====

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

         The loss ratio was 61.4% for the first quarter of 2001 compared with 66.3% for the comparable period of 2000 including the impact of the sinking of the Petrobras Oil Rig which occurred in the first quarter of 2001 in contrast to development on the 1999 French Storms experienced in the first quarter of 2000. The loss ratio for the first three months of 2001 reflected incurred catastrophe and risk excess losses of $12,183,000 gross and $7,036,000 net for the 2001 and prior accident years including the Petrobras Oil Rig. The loss ratio for the first three months of 2000 reflected incurred catastrophe losses of $14,504,000 gross and $9,271,000 net.

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

         The underwriting expense ratio was 42.5% for the first quarter of 2001 compared with 44.4% for the comparable period of 2000. The commission and brokerage ratio net of management fee income was 24.0% in the first quarter of 2001 compared with 17.0% for the comparable period of 2000. This change was attributable to a reduction of business from the Lloyd's operations. The operating expense ratio was 18.5% in the first quarter of 2001 compared with 27.4% for the corresponding period of 2000. The decrease largely reflected the expense savings associated with the termination of PXRE Lloyd's operations. As a result of the above, the combined ratio was 103.9% for the first quarter of 2001 compared with 110.7% for the comparable period of 2000.

         The following table summarizes the three months ended March 31, 2001 and 2000 underwriting profit and (loss) by segment:


Underwriting Operations
(thousands except percentages)                        As of March 31, 2001                   As of March 31, 2000
                                                      --------------------                   --------------------
                                                         (As restated
                                                          See Note 1)
                                                    Amount            Percent            Amount             Percent

Catastrophe and Risk Excess
   North American                                  $ 2,351                               $ 2,598
   International                                     9,066                                 5,656
   Excess of loss cessions                          (3,541)                                 (705)
                                                   -------                               -------
                                                     7,876            154.4                7,549             137.9
                                                   -------                               -------

Casualty
   North American                                     (109)                                  (11)
   International                                      (506)                                 (352)
                                                   -------                               -------
                                                      (615)           (12.0)                (363)             (6.6)
                                                   -------                               -------
Finite Business
   North American                                      735                                     0
   International                                         0                                   156
                                                   -------                               -------
                                                       735             14.4                  156               2.9
                                                   -------                               -------
Other Lines
   North American                                     (589)                                 (689)
   International                                    (2,309)                               (1,180)
                                                   -------                               -------
                                                    (2,898)           (56.8)              (1,869)            (34.2)
                                                   -------            -----              -------             -----

Total                                              $ 5,098              100%             $ 5,473               100%
                                                   =======              ====             =======               ====


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

         During the first quarter of 2001, interest expense increased to $1,972,000, which included a charge for the change in the fair value of a derivative amounting to $814,000, compared to $1,280,000 in the corresponding period of 2000. The interest expense reflects a repayment of $10,000,000 of the credit facility at March 31, 2000. The fixed interest rate on the $50,000,000 portion is 6.34% while the variable interest rate on the remaining $15,000,000 outstanding during the period from January 1, 2001 to March 31, 2001 was 7.44%. The Company repaid an additional $10,000,000 of the credit facility on March 31, 2001. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). In addition, the Company recorded income of $319,000 after tax in the first quarter of 2001, for the cumulative effect of adoption of a change of accounting principle under SFAS No. 133, related to the credit facility. PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities`sm' (TRUPS`sm') (as described below under "Liquidity and Capital Resources") during both three month periods ending March 31, 2001 and 2000.

         Net investment income for the three months ended March 31, 2001 decreased 17.3% to $9,883,000 from a remarkable $11,944,000 for the comparable period of 2000. The decrease in net investment income was caused primarily by certain other limited partnership investments (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement), which produced a loss of $643,000 for the three months ended March 31, 2001, compared to income of $1,471,000 for the three months ended March 31, 2000. In addition, investment income in the three months ended March 31, 2000 reflected peaks in the world stock markets. PXRE's pre-tax annualized investment yield was 7.3% for the first quarter of 2001 compared with 9.4% for the corresponding quarter in 2000, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the first quarter of 2001 were $386,000, compared to losses of $536,000 in the first quarter of 2000, reflecting the restructuring of the investment portfolio.

         The net effect of foreign currency exchange fluctuations were gains of $1,663,000 in the first quarter of 2001 compared to gains of $47,000 for 2000.

         For the reasons discussed above, the net income was $3,815,000 for the three months ended March 31, 2001 compared to net income of $4,009,000 for the comparable period of 2000. The diluted net income per common share was $0.32 for the first quarter of 2001 compared to diluted net income per share of $0.35 for the first quarter of 2000, based on diluted average shares outstanding of approximately 11,890,000 in 2001 and 11,535,000 in 2000.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS`sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $2,219,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

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

         Book value per common share was $22.16 at March 31, 2001.

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

Income Taxes

         PXRE recognized a tax expense of $866,000 in the first quarter of 2001 compared to an expense of $74,500 in 2000. The tax expense in 2001 differed from the statutory rate primarily due to mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.

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

Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning PXRE's operations, future results and prospects. Statements included herein, as well as statements made by or on behalf of PXRE in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, identified by words such as "intend", "believe", or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. PXRE cautions investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following: (i) significant catastrophe losses or losses under other coverages, the timing and extent of which are difficult to predict; (ii) changes in the level of competition in the reinsurance or primary insurance markets that impact the volume or profitability of business (these changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market and competitors' development of new products); (iii) changes in the demand for reinsurance, including changes in the amount of ceding companies' retentions; (iv) the ability of PXRE to execute its diversification initiatives in markets in which PXRE has not had a significant presence; (v) adverse development on loss reserves related to business written in prior years; (vi) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of PXRE's retrocessionaires; (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio and potential underperformance in PXRE's structured/finite coverages; (viii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments and short falls in cash flows necessary to pay fixed rate amounts due to structured contract counterparties; (ix) market fluctuations in equity securities and with respect to PXRE's portfolio of hedge funds and other privately held securities: leverage, concentration of investments, lack of liquidity, market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility thereof) currency fluctuations, credit risk, yield curve risk, spread risk between two or more similar securities, political risk, counterparty risk and risks relating to settlements on foreign exchanges; (x) foreign currency fluctuations resulting in exchange gains or losses; (xi) changes in the composition of PXRE's investment portfolio; (xii) changes in tax laws, tax treaties, tax rules and interpretations and (xiii) changes in management's evaluation of potential Year 2000 exposures emanating from its reinsurance business.

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




                                            PXRE GROUP LTD.


August 17, 2001                             By: \s\ James F. Dore
                                                -----------------
                                            James F. Dore
                                            Executive Vice President
                                            and Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The service mark symbol shall be expressed as.......................... 'sm'