Form 10-Q
period 2001-06-30
PXRE GROUP LTD
filed 2001-08-20
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended   June 30, 2001
                                                 ------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
       For the transition period from                  to
                                      -----------------   ---------------

                         Commission File Number 1-15259

                                 PXRE GROUP LTD.
             (Exact name of registrant as specified in its charter)

            Bermuda                                         98-0214719
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

          99 Front Street                                    Suite 231
          Hamilton HM 12                                12 Church Street
             Bermuda                                       Hamilton HM 11
                                                              Bermuda
   (Address, including zip code,                         (Mailing address)
 of principal executive offices)



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

         As of August 15, 2001, 11,908,485 common shares, $1.00 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 2001
         and December 31, 2000                                                      3

     Consolidated Statements of Operations and Comprehensive Income
         for the three and six months ended June 30, 2001 and 2000                  4

     Consolidated Statements of Stockholders' Equity for the three and six
         months ended June 30, 2001 and 2000                                        5

     Consolidated Statements of Cash Flows for the three and six months
         ended June 30, 2001 and 2000                                               6

     Notes to Consolidated Financial Statements                                     7

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 16

PART II.  OTHER INFORMATION                                                        32


PXRE                  Consolidated Balance Sheets
Group Ltd.            (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  June 30,         December 31,
                                                                                                    2001               2000
                                                                                                    ----               ----

Assets            Investments:
                  Available for sale:
                    Fixed maturities, available-for-sale, at fair value (amortized
                      cost $282,281,000 and $281,474,000, respectively)                      $ 282,503,572     $ 281,721,678
                    Equity securities, at fair value (cost $4,810,000 and
                      $16,396,000, respectively)                                                 4,732,394        16,260,089
                  Short-term investments
                    Hedge funds                                                                 25,051,612        23,364,843
                    Non-hedge funds                                                             73,415,875        48,103,034
                  Trading securities
                    Hedge funds (cost $20,250,000 and $23,250,000, respectively)                24,980,512        27,819,800
                  Limited partnerships, at equity
                    Hedge funds (cost $52,760,000 and $39,264,000, respectively)                74,750,523        58,570,720
                    Non-hedge funds (cost $24,323,000 and $27,506,000, respectively)            26,695,998        30,251,802
                                                                                             -------------     -------------
                        Total investments                                                      512,130,486       486,091,966
                  Cash                                                                          37,941,056        19,008,897
                  Accrued investment income                                                      4,890,889         5,010,538
                  Receivables:
                    Unreported premiums                                                         65,951,366        54,607,126
                    Balances due from intermediaries and brokers, net                           21,768,223        20,074,909
                    Other receivables                                                           33,423,123        23,498,041
                  Reinsurance recoverable                                                      102,856,869       117,196,459
                  Ceded unearned premiums                                                       11,006,664        13,764,781
                  Deferred acquisition costs                                                     9,895,336         9,697,003
                  Income tax recoverable                                                        18,523,599        17,980,985
                  Other assets                                                                  16,803,121        17,816,090
                                                                                             -------------     -------------
                        Total assets                                                         $ 835,190,732     $ 784,746,795
                                                                                             =============     =============

Liabilities       Losses and loss expenses                                                   $ 268,523,930     $ 251,619,635
                  Unearned premiums                                                             48,668,336        49,548,368
                  Debt payable                                                                  55,000,000        65,000,000
                  Reinsurance balances payable                                                  52,554,918        34,311,963
                  Other liabilities                                                             44,552,817        25,355,172
                                                                                             -------------     -------------
                        Total liabilities                                                      469,300,001       425,835,138
                                                                                             -------------     -------------
                  Minority interest in consolidated subsidiary:
                      Company-obligated mandatorily redeemable capital trust
                       pass-through securities of subsidiary trust holding solely a
                       company-guaranteed related subordinated debt                             99,527,669        99,525,376
                                                                                             -------------     -------------

Stockholders'     Serial preferred stock, $1.00 par value -- 10,000,000 shares authorized
Equity                respectively; 0 shares issued and outstanding                                      0                 0
                  Common stock, $1.00 par value -- 50,000,000 shares
                      authorized, 11,902,933 and 11,820,079 shares issued and outstanding,
                      respectively                                                              11,902,933        11,820,079
                  Additional paid-in capital                                                   176,630,572       175,014,314
                  Accumulated other comprehensive income:
                    Net unrealized depreciation on investments, net of deferred
                       income tax expense of $91,000 and $39,000, respectively                     (54,490)          (69,147)
                  Retained earnings                                                             82,409,492        76,301,524
                  Restricted stock at cost (422,912 and 386,047 shares)                         (4,525,445)       (3,680,489)
                                                                                             -------------     -------------
                        Total stockholders' equity                                             266,363,062       259,386,281
                                                                                             -------------     -------------
                        Total liabilities and stockholders' equity                           $ 835,190,732     $ 784,746,795
                                                                                             =============     =============

        The accompanying notes are an integral part of these statements.

PXRE              Consolidated Statements of Operations and Comprehensive Income
Group Ltd.        (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                       2001          2000             2001            2000
                                                                       ----          ----             ----            ----
Revenues        Net premiums earned                               $ 43,325,826   $ 43,639,562     $ 91,265,605    $ 79,381,138
                Net investment income                                8,238,457      5,738,651       18,121,097      17,682,469
                Net realized investment gains (losses)                 428,707         73,765          814,784        (462,097)
                Management fees                                        772,114      1,778,920        2,733,684       3,573,231
                                                                  ------------   ------------     ------------    ------------
                                                                    52,765,104     51,230,898      112,935,170     100,174,741
                                                                  ------------   ------------     ------------    ------------
Losses and      Losses and loss expenses incurred                   28,207,176     68,659,875       57,640,398      92,355,532
Expenses        Commissions and brokerage                            9,561,872      8,875,475       23,029,989      16,736,876
                Other operating expenses                             7,496,308      8,593,333       16,384,181      18,398,380
                Interest expense                                       766,358      1,149,198        2,738,490       2,429,243
                Minority interest in consolidated subsidiary         2,219,271      2,218,719        4,438,447       4,437,351
                                                                  ------------   ------------     ------------    ------------
                                                                    48,250,985     89,496,600      104,231,505     134,357,382
                                                                  ------------   ------------     ------------    ------------
                Income (loss) before income taxes and cumulative
                 effect of accounting change                         4,514,119    (38,265,702)       8,703,665     (34,182,641)
                Income tax (provision) benefit                        (792,350)    14,738,500       (1,486,041)     14,664,000
                                                                  ------------   ------------     ------------    ------------
                Income (loss) before cumulative effect of
                 accounting change                                   3,721,769    (23,527,202)       7,217,624     (19,518,641)
                Cumulative effect of accounting change, net of
                 $171,959 tax expense                                        0              0          319,353              0
                                                                  ------------   ------------     ------------    ------------

                Net income (loss)                                    3,721,769    (23,527,202)       7,536,977     (19,518,641)

Comprehensive   Other comprehensive (loss) income, net of tax:
Income          Net unrealized (depreciation) appreciation on
                   investments                                        (650,713)     1,123,916           14,657       2,307,323
                                                                  ------------   ------------     ------------    ------------
                Comprehensive income (loss)                          3,071,056    (22,403,286)       7,551,634     (17,211,318)
                                                                  ============   ============     ============    ============
Per Share       Basic:
                     Income (loss) before cumulative effect of
                       accounting change                          $       0.32   $      (2.07)    $       0.63    $      (1.71)
                     Cumulative effect of accounting change               0.00           0.00             0.03            0.00
                                                                  ------------   ------------     ------------    ------------
                     Net income (loss)                            $       0.32   $      (2.07)    $       0.66    $      (1.71)
                                                                  ============   ============     ============    ============
                     Average shares outstanding                     11,470,253     11,383,097       11,503,482      11,384,085
                                                                  ============   ============     ============    ============
                Diluted:
                     Income (loss) before cumulative effect of
                       accounting change                          $       0.31   $      (2.07)    $       0.60    $      (1.71)
                     Cumulative effect of accounting change               0.00           0.00             0.03            0.00
                                                                  ------------   ------------     ------------    ------------
                     Net income (loss)                            $       0.31   $      (2.07)    $       0.63    $      (1.71)
                                                                  ============   ============     ============    ============
                     Average shares outstanding                     11,877,925     11,383,097       11,934,099      11,384,085
                                                                  ============   ============     ============    ============


        The accompanying notes are an integral part of these statements.

PXRE               Consolidated Statements of Stockholders' Equity
Group Ltd.         (Unaudited)
--------------------------------------------------------------------------------

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                 2001               2000            2001             2000
                                                                 ----               ----            ----             ----
Common Stock:        Balance at beginning of period         $ 11,898,856      $ 11,758,174     $ 11,820,079     $ 11,679,769
                     Issuance of shares, net                       4,077             8,091           82,854           86,496
                                                            ------------      ------------     ------------     ------------
                         Balance at end of period           $ 11,902,933      $ 11,766,265     $ 11,902,933     $ 11,766,265
                                                            ============      ============     ============     ============

Additional           Balance at beginning of period         $176,632,815      $174,559,921     $175,014,314     $173,682,802
Paid-in Capital:     Issuance of common shares                   605,640           178,596        2,920,383        1,355,177
                     Other                                      (607,883)         (208,061)      (1,304,125)        (507,523)
                                                            ------------      ------------     ------------     ------------
                         Balance at end of period           $176,630,572      $174,530,456     $176,630,572     $174,530,456
                                                            ============      ============     ============     ============

Treasury Stock:      Balance at beginning of period         $          0      $          0     $          0     $          0
                     Repurchase of common stock                 (648,948)           (6,888)      (1,172,837)          (6,888)
                     Cancellation of common stock                648,948             6,888        1,172,837            6,888
                                                            ------------      ------------     ------------     ------------
                         Balance at end of period           $          0      $          0     $          0     $          0
                                                            ============      ============     ============     ============

Unrealized
(Depreciation)       Balance at beginning of period         $    596,223      $ (5,568,595)    $    (69,147)    $ (6,752,002)
Appreciation         Change in fair value for the period        (650,713)        1,123,916           14,657        2,307,323
on Investments:                                             ------------      ------------     ------------     ------------
                         Balance at end of period           $    (54,490)     $ (4,444,679)    $    (54,490)    $ (4,444,679)
                                                            ============      ============     ============     ============

Retained             Balance at beginning of period         $ 79,402,935      $ 93,235,211     $ 76,301,524     $ 89,932,620
Earnings:            Net income (loss)                         3,721,769       (23,527,202)       7,536,977      (19,518,641)
                     Dividends paid to common stockholders      (715,212)         (706,783)      (1,429,009)      (1,412,753)
                                                            ------------      ------------     ------------     ------------
                         Balance at end of period           $ 82,409,492      $ 69,001,226     $ 82,409,492     $ 69,001,226
                                                            ============      ============     ============     ============

Restricted Stock:    Balance at beginning of period         $ (4,807,842)     $ (5,820,754)    $ (3,680,489)    $ (5,264,206)
                     Issuance of restricted stock               (418,299)         (118,320)      (2,449,098)      (1,276,445)
                     Amortization of restricted stock            700,696           670,054        1,357,890        1,271,631
                     Other                                             0           165,413          246,252          165,413
                                                            ------------      ------------     ------------     ------------
                         Balance at end of period           $ (4,525,445)     $ (5,103,607)    $ (4,525,445)    $ (5,103,607)
                                                            ============      ============     ============     ============

Total                Balance at beginning of period         $263,722,987      $268,163,957     $259,386,281     $263,278,983
Stockholders'        Issuance of common shares                   609,717           186,687        3,003,237        1,441,673
Equity:              Repurchase of common stock                 (648,948)           (6,888)      (1,172,837)          (6,888)
                     Restricted stock, net                       282,397           551,734       (1,091,208)          (4,814)
                     Unrealized (depreciation) appreciation on
                       investments net of deferred income tax   (650,713)        1,123,916           14,657        2,307,323
                     Net income (loss)                         3,721,769       (23,527,202)       7,536,977      (19,518,641)
                     Dividends                                  (715,212)         (706,783)      (1,429,009)      (1,412,753)
                     Other                                        41,065           (35,760)         114,964         (335,222)
                                                            ------------      ------------     ------------     ------------
                         Balance at end of period           $266,363,062      $245,749,661     $266,363,062     $245,749,661
                                                            ============      ============     ============     ============

        The accompanying notes are an integral part of these statements.

PXRE                  Consolidated Statements of Cash Flows
Group Ltd.            (Unaudited)
--------------------------------------------------------------------------------

                                                                          Three Months Ended            Six Months Ended
                                                                              June 30,                       June 30,
                                                                          2001           2000          2001          2000
                                                                          ----           ----          ----          ----

Cash Flow         Net income (loss)                                   $ 3,721,769  $ (23,527,202)  $ 7,536,977   $(19,518,641)
from Operating    Adjustments to reconcile net income to net
Activities          cash provided (used) by operating activities:
                      Losses and loss expenses                         14,388,285     40,742,981    16,904,296     29,770,161
                      Unearned premiums                                (6,354,444)     9,782,138     1,878,084     24,383,631
                      Deferred acquisition costs                          980,625      1,235,258      (198,333)    (2,651,696)
                      Receivables                                     (10,931,363)    11,159,827   (23,721,960)     6,464,268
                      Reinsurance balances payable                      2,479,451     (3,060,035)   18,242,957      2,207,062
                      Reinsurance recoverable                           7,784,806    (39,415,614)   14,339,586    (44,618,829)
                  Income tax recoverable                                2,033,099      2,539,632        (1,108)     2,786,703
                  Equity in earnings of limited partnerships           (3,042,536)    (1,134,574)   (6,234,590)    (7,820,649)
                  Other                                                12,522,540     (8,299,743)   11,871,709     (3,637,306)
                                                                      -----------  -------------   -----------   ------------
                        Net cash provided (used) by operating
                           activities                                  23,582,232     (9,977,332)   40,617,618    (12,635,296)
                                                                      -----------  -------------   -----------   ------------



Cash Flow         Cost of fixed maturity investments                  (97,922,303)    (8,588,687) (122,631,527)   (17,381,209)
from Investing    Fixed maturity investments matured/disposed          95,873,846     20,785,381   122,374,344     60,046,467
Activities        Payable for securities                                7,467,202        108,927    10,029,194     (1,915,223)
                  Cost of equity securities                            (2,033,431)    (1,481,735)   (3,026,251)    (2,751,347)
                  Equity securities disposed                            1,844,604      1,278,290    14,104,688     13,199,390
                  Net change in short-term investments                (15,330,217)    (7,853,681)  (25,312,840)    (3,642,333)
                  Limited partnerships disposed                         8,608,406      1,714,006    15,731,345      2,464,814
                  Limited partnerships purchased                       (5,441,132)    (9,173,305)  (20,968,235)   (17,400,928)
                                                                      -----------  -------------   -----------   ------------
                        Net cash (used) provided by investing
                           activities                                  (6,933,025)    (3,210,804)   (9,699,282)    32,619,631
                                                                      -----------  -------------   -----------   ------------

Cash Flow         Proceeds from issuance of common stock                  229,008         75,290       615,670        165,177
from Financing    Cash dividends paid to parent and common
Activities          stockholders                                         (715,217)      (706,783)   (1,429,010)    (1,412,753)
                  Repayment of debt                                             0              0   (10,000,000)   (10,000,000)
                  Cost of stock repurchased                              (648,948)        (6,888)   (1,172,838)      (313,794)
                                                                      -----------  -------------   -----------   ------------
                         Net cash used by financing activities         (1,135,157)      (638,381)  (11,986,178)   (11,561,370)
                                                                      -----------  -------------   -----------   ------------

                  Net change in cash                                   15,514,050    (13,826,517)   18,932,158      8,422,965
                  Cash, beginning of period                            22,427,006     36,984,522    19,008,898     14,735,040
                                                                      -----------  -------------   -----------   ------------
                  Cash, end of period                                 $37,941,056   $ 23,158,005   $37,941,056   $ 23,158,005
                                                                      ===========   ============   ===========   ============



        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. Significant Accounting Policies

     Basis of Presentation and Consolidation
     ---------------------------------------

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries "PXRE") and its wholly owned subsidiaries, including PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Direct Underwriting Managers, Inc., PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I and PXRE Limited. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

         PXRE has amended its quarterly report on Form 10-Q for the three months ended March 31, 2001 in a report on Form 10-Q/A filed on August 17, 2001 (the "10-Q/A Report"). All amounts in the accompanying notes give effect to the restated amounts reflected in the 10Q/A Report.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The Company was formed in 1999 as part of the reorganization of PXRE Delaware, a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Bermuda, operations in Barbados through PXRE Barbados and the formation of a reinsurance intermediary, PXRE Solutions.

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

         During the first quarter of 2001, PXRE adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of adoption, as reflected in the restated results for the first quarter, was income of $319,000, net of tax.

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

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

2. Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of such retrocessional coverage on premiums written and earned are as follows:


                                     Three Months Ended                                Six Months Ended
                                          June 30,                                         June 30,
                                   ---------------------                              ------------------
                                   2001           2000           %                    2001         2000          %
                                   ----           ----           -                    ----         ----          -
($000's)
Premiums written
Assumed                            $48,473       $70,621                             $126,530     $152,868
Direct                                   0             1                                    0           98
                                   -------       -------                             --------     --------
Gross premiums written              48,473        70,622                              126,530      152,966
Ceded premiums written             (11,502)      (26,909)                             (33,386)     (52,368)
                                   -------       -------                             --------     --------

Net premiums written               $36,971       $43,713        (15.4)               $ 93,144     $100,598       (7.4)
                                   =======       =======                             ========     ========

Premiums earned
Assumed                            $60,746       $68,099                             $126,777     $124,037
Direct                                   4           471                                   11        1,381
Ceded                              (17,424)      (24,930)                             (35,522)     (46,037)
                                   -------       -------                             --------     --------

Net premiums earned                $43,326       $43,640         (0.7)               $ 91,266    $  79,381       15.0
                                   =======       =======                             ========    =========

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

3. Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:


                                                            Three Months                     Six Months
                                                           Ended June 30,                   Ended June 30,
                                                           --------------                  --------------
                                                         2001         2000                2001         2000
                                                         ----         ----                ----         ----
($000's)
Net income (loss) available to common stockholders:
Income (loss) before cumulative effect                  $3,722     $(23,527)             $7,218       $(19,519)
   of accounting change
Cumulative effect of accounting change                       0            0                 319              0
                                                        ------     --------              ------       --------
Net income (loss) available to stockholders             $3,722     $(23,527)             $7,537       $(19,519)
                                                        ======     =========             ======       ========

Weighted average shares of common stock outstanding:
Weighted average shares of common shares
   outstanding (basic)                                  11,470       11,383              11,503         11,384
Equivalent shares of stock options                         166          115                 170             72
Equivalent shares of restricted stock                      242          194                 261            199
                                                        ------     --------              ------       --------
Weighted average common
  equivalent shares (diluted)                           11,878       11,692              11,934         11,655
                                                        ======     ========              ======       ========
Weighted average common
  equivalent shares when anti-dilutive                               11,383                             11,384
                                                                   ========                           ========

Per share amounts:
Basic
   Income (loss) before change in accounting             $0.32       $(2.07)              $0.63         $(1.71)
   Cumulative effect of accounting change                 0.00         0.00                0.03           0.00
                                                         -----       ------               -----         ------
   Net income (loss)                                     $0.32       $(2.07)              $0.66         $(1.71)
                                                         =====       ======               =====         ======
Diluted
   Income (loss) before change in accounting             $0.31       $(2.07)              $0.60         $(1.71)
   Cumulative effect of accounting change                 0.00         0.00                0.03           0.00
                                                         -----       ------               -----         ------
   Net income (loss)                                     $0.31       $(2.07)              $0.63         $(1.71)
                                                         =====       ======               =====         ======

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

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The United States subsidiaries of PXRE file a consolidated U.S. federal income tax return.

5. Losses and Loss Expense Liabilities

         In 2000, PXRE Bermuda assumed certain finite reinsurance contracts that involved long tail casualty risks. Such contracts are recorded on a discounted basis. At June 30, 2001, reserves related to these contracts amounting to $2,319,000 were discounted by $588,000 at a rate of 5.06% over 20 years.

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

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The following table summarizes the underwriting profit and (loss) by segment:

Underwriting Operations
($000's)


                                        Three Months Ended                         Six Months Ended
                                             June 30,                                  June 30,
                                             --------                                  --------
                                       2001           2000           %           2001            2000            %
                                       ----           ----           -           ----            ----            -

Catastrophe and Risk Excess
     North American                   $   129       $  3,378                  $  2,482        $  6,027
     International                     11,401        (25,782)                   20,468         (20,182)
     Excess of loss cessions           (6,301)        (2,779)                   (9,842)         (3,483)
                                      -------       --------                  --------        --------
                                        5,229        (25,183)        120.8      13,108         (17,638)           174.3
                                      -------       --------                  --------        --------

Casualty
     North American                      (740)          (544)                     (849)           (595)
     International                        140           (712)                     (367)         (1,063)
                                      -------       --------                  --------        --------
                                         (600)        (1,256)         52.2      (1,216)         (1,658)            26.7
                                      -------       --------                  --------        --------

Finite Business
     North American                     1,053              0                     1,788               0
     International                          0            202                         0             358
                                      -------       --------                  --------        --------
                                        1,053            202         421.3       1,788             358            399.4
                                      -------       --------                  --------        --------

Other Lines
     North American                     1,693         (1,522)                    1,103          (2,137)
     International                     (1,144)        (4,544)                   (3,453)         (5,759)
                                      -------       --------                   --------        --------
                                          549         (6,066)        109.1      (2,350)         (7,896)            70.2
                                      -------       --------                   --------        --------
Total                                 $ 6,231       $(32,303)        119.3     $11,330        $(26,834)           142.2
                                      =======       ========                   =======        ========


PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


         The following tables summarize the net written and earned premium by PXRE's business segments:

Net Premiums Written
($000's)

                                       Three Months Ended                         Six Months Ended
                                            June 30,                                  June 30,
                                            --------                                  --------
                                       2001          2000           %            2001           2000           %
                                       ----          ----           -            ----           ----           -
Catastrophe and Risk Excess
     North American                 $  5,645      $   4,297                   $ 13,765        $  9,257
     International                    12,971         11,912                     39,486          40,806
     Excess of loss cessions          (3,444)        (1,701)                    (9,647)         (6,783)
                                    --------      ---------                   --------        --------
                                      15,172         14,508          4.6        43,604          43,280
                                    --------      ---------                   --------        --------
                                                                                                            0.7

Casualty
     North American                    8,953          4,712                     12,206          13,300
     International                     2,893          2,475                      7,324           6,532
                                    --------      ---------                   --------        --------
                                      11,846          7,187         64.8        19,530          19,832
                                    --------      ---------                   --------        --------
                                                                                                           (1.5)

Finite Business
     North American                    8,431              0                     22,996               0
     International                         0         15,346                          0          17,925
                                    --------      ---------                   --------        --------
                                       8,431         15,346        (45.1)       22,996          17,925     28.3
                                    --------      ---------                   --------        --------

Other Lines
     North American                      893            183                      1,012              24
     International                       629          6,489                      6,002          19,537
                                    --------      ---------                   --------        --------
                                       1,522          6,672        (77.2)        7,014          19,561    (64.1)
                                    --------      ---------                   --------        --------

Total                               $ 36,971      $  43,713        (15.4)     $  93,144       $100,598     (7.4)
                                    ========      =========                   =========       ========


PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Net Premiums Earned
($000's)

                                     Three Months Ended                              Six Months Ended
                                          June 30,                                       June 30,
                                          --------                                       --------
                                    2001            2000             %              2001             2000            %
                                    ----            ----             -              ----             ----            -
Catastrophe and Risk Excess
     North American                $ 7,162         $  4,730                       $ 13,913         $  9,542
     International                  17,351           17,316                         38,471           37,020
     Excess of loss cessions        (4,628)          (3,636)                        (9,616)          (9,950)
                                   -------         --------                       --------         --------
                                    19,885           18,410              8.0        42,768           36,612           16.8
                                   -------         --------                       --------         --------

Casualty
     North American                  5,296            4,458                          9,592            8,554
     International                   3,248            2,100                          6,256            4,312
                                   -------         --------                       --------         --------
                                     8,544            6,558             30.3        15,848           12,866           23.2
                                   -------         --------                       --------         --------

Finite Business
     North American                  9,416                0                         24,141                0
     International                       0           12,358                              0           12,582
                                   -------         --------                       --------         --------
                                     9,416           12,358            (23.8)       24,141           12,582           91.9
                                   -------         --------                       --------         --------

Other Lines
     North American                  1,005              107                            778              465
     International                   4,476            6,207                          7,731           16,856
                                   -------         --------                       --------         --------
                                     5,481            6,314            (13.2)        8,509           17,321          (50.9)
                                   -------         --------                       --------         --------


Total                              $43,326         $ 43,640             (0.7)     $ 91,266         $ 79,381           15.0
                                   =======         ========                       ========         ========


         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:


                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                            -------                              --------
($000's)                                               2001         2000                   2001          2000
                                                       ----         ----                   ----          ----
Net underwriting profit (loss)                        $6,231      $(32,303)              $11,330       $(26,834)
Net investment income                                  8,238         5,738                18,121         17,682
Net realized investment gains (losses)                   429            74                   815           (462)
Interest expense                                        (766)       (1,149)               (2,739)        (2,429)
Minority interest in consolidated subsidiary          (2,219)       (2,219)               (4,438)        (4,437)
Operating expenses                                    (7,496)       (8,593)              (16,384)       (18,398)
Unrealized foreign exchange on losses                    165          (448)                2,181             59
Other (loss) income                                      (68)          634                  (182)           636
                                                      ------      --------               -------       --------
Income (loss) before income taxes                     $4,514      $(38,266)              $ 8,704       $(34,183)
                                                      ======      ========               =======       ========


PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

7. Contingencies

         PXRE entered into weather option agreements in May 1999 with two counter-parties. In April 2000, these counter-parties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issues these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Both parties have submitted motions for summary judgment to the court and the trial of this matter has been postponed pending the court's ruling on the pending summary judgment motions. The aggregate sum of $8,252,500 is included in Other Assets; management has concluded that it is realizable and no valuation allowance is necessary.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

         The following is a discussion of the Company's results of operations for the three and six months ended June 30, 2001 and 2000 and financial condition as of June 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties contained in the 10-K.

         The Company provides reinsurance products and services to a worldwide market place, with a primary emphasis on commercial and personal property and casualty reinsurance risks. The Company also provides marine and aerospace reinsurance products and services and it offers both broker-based and direct-writing distribution capabilities. The Company conducts its business through its principal operating subsidiaries, PXRE Delaware, PXRE Reinsurance, PXRE Solutions, PXRE Bermuda and PXRE Barbados, and has operations in Bermuda, Barbados, the United States and Europe.

         PXRE has specialized in property reinsurance for many years with a strong focus on catastrophe-type products. This focus continues, but PXRE has diversified its business in recent years through:

         o the addition of a platform offering primarily casualty reinsurance products directly to insurance companies;

         o the enhancement of its international broker market reinsurance platform to include additional lines of business, including casualty and credit risks;

         o an acceleration of business offerings to one of its managed business participants;

         o    the formation of a finite reinsurance unit; and

         o the establishment of a direct presence in the Bermuda and Barbados markets.

RESULTS OF OPERATIONS

Comparison of Second Quarter Results for 2001 with 2000

         For the quarter ended June 30, 2001, net income was $3,722,000 versus a net loss of $23,527,000 for the comparable period of 2000. The diluted net income per common share was $0.31 for the second quarter of 2001 compared to a diluted net loss per share of $2.07 for the second quarter of 2000, based on diluted average shares outstanding of approximately 11,878,000 in 2001 and 11,383,000 in 2000.

         Gross written premiums for the second quarter of 2001 and 2000 were as follows:

                                                              Three Months Ended June 30,
                                                         -----------------------------------
                                                                                 Increase
                                                          2001           2000    (Decrease)
                                                          ----           ----   ----------
                                                               ($000's)              %
Gross premiums written                                   $48,473      $70,622     (31.4)
Ceded premiums:
     Managed business participants                         6,458       22,004     (70.7)
     Catastrophe coverage, surplus reinsurance and
        other                                              5,044        4,905       2.8
                                                         -------      -------
     Total reinsurance premiums ceded                     11,502       26,909     (57.3)
                                                         -------      -------
Net premiums written                                     $36,971      $43,713     (15.4)
                                                         =======      =======



         The decline in gross and net premiums written primarily reflected changes in the amount of Finite segment business written as well as the Company's cessation of underwriting activities at its Lloyd's syndicate, which was partially offset by increased writings in its Catastrophe and Risk Excess and Casualty segments. Net premiums earned were comparable in the second quarter of 2001 and 2000. The Catastrophe and Risk Excess segment increased 11.2% on an earned basis before excess of loss cessions for the quarter, and 8.0% after excess of loss cessions, which along with increases in the casualty segment partially offset the loss of business resulting from the termination of the Company's London operations.

         Premiums ceded by PXRE to its managed business participants decreased 70.7% to $6,458,000 for the second quarter of 2001 compared with $22,004,000 for the corresponding period of 2000. The decrease in premiums ceded to these programs was due to a reduction in the Finite Business ceded to a managed business participant, Select Reinsurance Ltd., a Bermuda based reinsurer ("Select Re"), in 2001.

         Finite contracts that do not meet certain accounting requirements of SFAS No. 113 that generally defines a reinsurance transaction are not booked as premiums, but rather are treated by PXRE as deposits. During the second quarter of 2001, PXRE entered into contracts that have expected deposits of $35,900,000 from ceding companies on this deposit accounting basis. The Company also has two finite retrocessional agreements in place with Select Re that are accounted for as deposits pursuant to SFAS No. 113 totalling $18,500,000. In connection with these agreements, the Company also entered into an interest rate swap that provides the Company a favorable interest rate spread between the interest rate credit the Company agreed to pay its cedents and the interest rate credit it is receiving from Select Re. The Company believes the combination of these retrocessional agreements and the related swap will enhance the long-term profitability of the finite contracts to which they relate.

         Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are on the Board of Directors of Select Re and in that capacity seek to protect PXRE's interest by ensuring that Select Re will remain able to fulfill its obligations to the Company. Gerald Radke is also Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re and both are also shareholders of Select Re, holding less than 1% in the aggregate of Select Re's outstanding common stock. In the aggregate, the Company had net assets due from Select Re related to reinsurance and deposit contracts of $61,911,000 as of June 30, 2001. This amount was fully secured by either funds withheld, trust assets or letters of credit as of June 30, 2001.

         Management fee income from all sources for the three months ended June 30, 2001 decreased 56.6% to $772,000 from $1,779,000 for the corresponding period of 2000, reflecting the sale of PXRE Managing Agency.

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

         The loss ratio was 65.1% for the second quarter of 2001 compared with 157.3% for the comparable period of 2000. In comparison, the loss ratio for the second quarter of 2001 reflected incurred catastrophe and risk excess losses of $5,097,000 for 2001 and prior accident years. The loss ratio for the second quarter of 2000 reflected incurred catastrophe losses of $39,535,000 net.

         Significant catastrophe and risk losses affecting the three months ended June 30, 2001 loss ratio are as follows:

                                                                        Amount of Losses
                                                                        ----------------
Loss Event                                                      Gross                       Net
----------                                                      -----                       ---
(thousands)
Petrobras Oil Rig Disaster                                     $6,489                     $4,556
Tropical Storm Allison                                          4,533                      2,891



         Significant catastrophe and risk losses affecting the three months ended June 30, 2000 loss ratio are as follows:

                                                                        Amount of Losses
                                                                        ----------------
Loss Event                                                      Gross                       Net
----------                                                      -----                       ---
(thousands)
French Storm Lothar                                            $28,448                    $20,427
French Storm Martin                                             10,017                      7,134
Hurricane Floyd                                                  6,983                      5,482
Hurricane Lenny                                                  2,672                      1,907
Typhoon Bart                                                     2,019                      1,559


         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $165,000 for the three months ended June 30, 2001 compared to a loss of $448,000 for the corresponding period of 2000.

         During the second quarter of 2001, PXRE experienced adverse development of $2,068,000 net for prior-year loss and loss expenses. The loss ratio for the comparable period of 2000 was affected by adverse development of $43,507,000 net largely due to the French storms Lothar and Martin.

         The underwriting expense ratio was 37.6% for the second quarter of 2001 compared with 36.0% for the comparable period of 2000. The commission and brokerage ratio net of management fee income was 20.3% in the second quarter of 2001 compared with 16.2% for the comparable period of 2000, primarily due to the sale of PXRE Managing Agency. The operating expense ratio was 17.3% in the second quarter of 2001 compared with 19.8% for the corresponding period of 2000 largely due to sharply lower premiums, particularly in the Finite segment and a reduction in business from the Lloyd's operation. As a result of the above, the combined ratio was 102.7% for the second quarter of 2001 compared with 193.3% for the comparable period of 2000.

         Other operating expenses decreased to $7,496,000 for the three months ended June 30, 2001 from $8,593,000 in 2000. The decrease was primarily related to the expense savings associated with the termination of PXRE's Lloyd's operations. Included in other operating expenses were foreign currency exchange losses of $470,000 for the three months ended June 30, 2001 compared to gains of $399,000 for the corresponding period of 2000.

         During the second quarter of 2001, interest expense decreased to $766,000 compared to $1,149,000 in the corresponding period of 2000. The decrease in interest expense primarily relates to a repayment of $10,000,000 of the credit facility at March 31, 2001. The fixed interest rate on the $50,000,000 portion is 6.34% while the variable interest rate on the remaining $5,000,000 outstanding during the period from April 1, 2001 to June 29, 2001 was 5.9025%. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities`sm' ("TRUPS`sm'") (as described below under "Liquidity and Capital Resources") during both three month periods ending June 30, 2001 and 2000.

         Net investment income for the three months ended June 30, 2001 increased 43.5% to $8,238,000 from $5,739,000 for the comparable period of 2000. The increase in net investment income was caused primarily by certain other limited partnership investments (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement), which produced a gain of $269,000 for the three months ended June 30, 2001, compared to a loss of $1,201,000 for the three months ended June 30, 2000. PXRE's pre-tax annualized investment yield was 6.5% for the second quarter of 2001 compared with 5.1% for the corresponding quarter in 2000, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the second quarter of 2001 were $429,000, compared to gains of $74,000 in the second quarter of 2000, resulting from restructuring of the investment portfolio that was partially offset by a writedown of certain securities.

         The net effect of foreign currency exchange fluctuations were losses of $305,000 in the second quarter of 2001 compared to losses of $49,000 for 2000.

         PXRE recognized a tax expense of $792,000 in the second quarter of 2001 compared to a benefit of $14,739,000 in the prior year period. The tax expense in 2001 differed from the statutory rate primarily due to mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.

Comparison of Year-To-Date Results for 2001 with 2000

         For the six months ended June 30, 2001, net income was $3,722,000 compared to net loss of $19,519,000 for the comparable period of 2000. The diluted net income per common share was $0.63 for the first half of 2001 compared to diluted net loss per share of $1.71 for the first half of 2000, based on diluted average shares outstanding of approximately 11,934,000 in 2001 and 11,384,000 in 2000. Gross written premiums for the first six months of 2001 and 2000 were as follows:

                                                               Six Months Ended June 30,
                                                               ---------------------------            Increase
                                                               2001                    2000           (Decrease)
                                                               ----                    ----           ----------
                                                                          (000's)                          %
Gross premiums written                                       $126,530                 $152,966          (17.3)
Ceded premiums:
     Managed business participants                             19,739                   34,005          (42.0)
     Catastrophe coverage, surplus reinsurance
        and other                                              13,647                   18,363          (25.7)
                                                             --------                 --------
     Total reinsurance premiums ceded                          33,386                   52,368          (36.2)
                                                             --------                 --------
Net premiums written                                         $ 93,144                 $100,598           (7.4)
                                                             ========                 ========


         Gross premiums written for the first six months of 2001, declined 17.3% to $126,530,000 from $152,966,000 for the corresponding period of 2000. This decline primarily reflected the Company's cessation of underwriting activities at its Lloyd's syndicate, which was partially offset by increased writings in its Catastrophe and Risk Excess and Finite segments. Net premiums written for the six months ended June 30, 2001, declined 7.4% to $93,144,000 from $100,598,000 for the corresponding period of 2000. Net written premiums in the Casualty and Other Lines segments were affected by the withdrawal from Lloyd's and reduced levels of business written partially offset by increases in the Finite segment. Net premiums earned for the first six months of 2001, increased 15.0% to $91,266,000 from $79,381,000 for the comparable period of 2000. The Catastrophe and Risk Excess segment increased 12.5% on an earned basis before excess of loss cessions, and 16.8% after excess of loss cessions, along with increases in the Casualty and Finite segment, which more than offset the loss of business resulting from the termination of the Company's London operations.

         Premiums ceded by PXRE to its managed business participants decreased 42.0% to $19,739,000 for the first six months of 2001 compared with $34,005,000 for the corresponding period of 2000. The decrease in premiums ceded to these programs was due primarily to a reduction in ceded business from the Finite segment to a managed business participant, Select Re, in 2001.

         Catastrophe coverage, surplus and other ceded premiums written decreased in 2001 from 2000 primarily due to a fronting program in 2000 that was not renewed.

         Management fee income from all sources for the six months ended June 30, 2001 decreased 23.5% to $2,734,000 from $3,573,000 for the corresponding period of 2000, reflecting the sale of PXRE Managing Agency.

         The loss ratio was 63.2% for the six months ended June 30, 2001 compared with 116.3% for the comparable period of 2000. The loss ratio for the first six months of 2001 reflected incurred catastrophe and risk excess losses of $12,132,000 net for the 2001 and prior accident years, largely due to the sinking of the Petrobras Oil Rig. The loss ratio for the corresponding period of 2000 reflected incurred catastrophe losses of $48,912,000 net.

         Significant catastrophe and risk losses affecting the six months ended June 30, 2001 loss ratio are as follows:

                                                                        Amount of Losses
                                                                        -----------------
Loss Event                                                      Gross                       Net
----------                                                      -----                       ---
(thousands)
Petrobras Oil Rig Disaster                                     $15,550                    $10,711
Tropical Storm Allison                                           4,533                      2,891


         Significant catastrophe and risk losses affecting the six months ended June 30, 2000 loss ratio are as follows:


                                                                        Amount of Losses
                                                                --------------------------------
Loss Event                                                      Gross                       Net
----------                                                      -----                       ---
(thousands)
French Storm Lothar                                            $28,443                    $19,033
French Storm Martin                                             25,588                     18,806
Hurricane Lenny                                                  4,936                      3,256
Taiwan Earthquake                                                4,729                      2,547
Hurricane Georges                                                2,648                      2,357
Hurricane Floyd                                                  1,852                      1,975



         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $2,181,000 for the first six months of 2001 compared to a gain of $59,000 for the corresponding period of 2000.

         During 2001, PXRE experienced adverse development of $7,133,000 net for prior-year loss and loss expenses primarily due to casualty, marine and risk excess loss development. The loss ratio for the comparable period of 2000 was adversely affected by development of $51,756,000 net for prior year loss and loss expenses largely due to the French storms Lothar and Martin.

         The underwriting expense ratio was 40.2% for the six months ended June 30, 2001 compared with 39.8% or the comparable period of 2000. The commission and brokerage ratio, net of management fee income was 22.3% in the first half of 2001, compared with 16.6% for the comparable period of 2000. This change was attributable to the increase in the amount of business ceded and a reduction of business from the Lloyd's operations. The operating expense ratio was 17.9% in the first half of 2001 compared with 23.2% for the corresponding period of 2000. The decrease largely reflected the expense savings associated with the termination of PXRE Lloyd's operations. As a result of the above, the combined ratio was 103.4% for the first six months of 2001 compared with 156.1% for the comparable period of 2000.

         Other operating expenses decreased to $16,384,000 for the six months ended June 30, 2001 from $18,398,000 in 2000. The decrease was primarily related to the expense savings associated with the termination of PXRE's Lloyd's operations. Included in other operating expenses were foreign currency exchange losses of $824,000 for 2001 compared to losses of $61,000 for the corresponding period of 2000.

         During the first six months of 2001, interest expense increased to $2,738,000 compared to $2,429,000 in the corresponding period of 2000 including a charge for the change in the fair value of a derivative of $668,000. The interest expense reflects the repayments of $10,000,000 of the credit facility at March 31, 2000 and 2001. The fixed interest rate on the $50,000,000 portion is 6.34% while the variable interest rate on the remaining $5,000,000 outstanding during the period from April 1, 2001 to June 29, 2001 was 5.9025%. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders
(as described under "Liquidity and Capital Resources"). In addition, the Company recorded income of $319,000, after tax in the first quarter of 2001, for the cumulative effect of adoption of a change of accounting principle under No. 133, related to the credit facility. PXRE incurred minority interest expense amounting to $4,438,000 related to PXRE's $100 million TRUPs during the six month period ending June 30, 2001 compared to $4,437,000 in the corresponding period of 2000.

         Net investment income for the six months ended June 30, 2001 increased 2.5% to $18,121,000 from $17,682,000 for the comparable period of 2000. PXRE's pre-tax annualized investment yield was 6.9% for the six months ended June 30, 2001 compared with 7.3% for the corresponding quarter in 2000, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the six months of 2001 were $815,000, compared to losses of $462,000 for the corresponding period of 2000, reflecting the restructuring of the investment portfolio that was partially offset by a writedown of certain securities.

         The net effect of foreign currency exchange fluctuations were gains of $1,357,000 in the six months ended June 30, 2001 compared to losses of $2,000 for 2000.

         PXRE recognized a tax expense of $1,658,000 in the first six months of 2001 compared to a benefit of $14,664,000 in 2000. The tax expense in 2001 differed from the statutory rate primarily due to mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.


FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2001, without regulatory approval, is $35,031,000. During the first six months of 2001, $17,000,000 in dividends were paid by PXRE Reinsurance.

         Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, any dividend paid cannot be in an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business. As at June 30, 2001, the statutory capital and surplus of PXRE Bermuda was estimated to be $34,631,000 and the amount required to be maintained was estimated to be $7,006,000.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50,000,000, and in October 1999, the remaining $25,000,000 was borrowed. On March 31, 2000 and March 31, 2001, PXRE Delaware fulfilled its commitment and made principal payments of $10,000,000 each, reducing the outstanding loan to $55,000,000 at June 30, 2001.

         In connection with the Credit Agreement, PXRE Delaware and First Union entered into an interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $50,000,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 6.34%. The remaining $5,000,000 outstanding on June 30, 2001, after paying down $10,000,000 on March 31, 2001 and March 31, 2000, is expected to incur an interest rate of 4.71% for the third quarter of 2001. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted

Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) the Company is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at June 30, 2001, there was no default under the Credit Agreement.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS`sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the six months ended June 30, 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $4,438,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

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

         Investments

         As of June 30, 2001, 74.4% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments.

         Of PXRE's fixed maturities portfolio at June 30, 2001, 93.1% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 57.9% of fixed maturities based on fair value at June 30, 2001. The average market yield to maturity of PXRE's fixed maturities portfolio at June 30, 2001 and 2000, was 5.5% and 6.6%, respectively.

         PXRE had no investments in real estate or commercial mortgage loans as of June 30, 2001; however, PXRE has invested in common and preferred shares of publicly traded REITS with a fair value of $3,584,000 at June 30, 2001.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. At June 30,

2001 after-tax unrealized loss of $54,000 ($0.01 book value per share) was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $98,467,000 at June 30, 2001, compared to $71,468,000 at December 31, 2000 including one hedge fund amounting to $25,052,000 at June 30, 2001, compared to $23,365,000 at December 31, 2000.

         A principal component of PXRE's investment strategy is investing a significant portion of PXRE's invested assets in a diversified portfolio of hedge funds. As at June 30, 2001, hedge fund investments held by PXRE amounted to approximately $124,783,000 (including $25,052,000 in short term investments mentioned above), representing 14.9% of June 30, 2001 total assets. As at June 30, 2001, hedge fund investments with market values ranging from $966,000 to $25,052,000 were administered by thirty-two managers. At that date, one investment, a "fund-of-funds" investment amounted to approximately $22,341,000, or 17.9% of total hedge fund investments and was comprised of funds managed by sixteen of the thirty-two managers, five of which are affiliated with Mariner Investment Group, Inc. ("Mariner"), the sole shareholder of which is also the Chairman of the Board and a founding shareholder of Select Re.

         As at June 30, 2001 PXRE's investment portfolio also included approximately $26,696,000 of mezzanine bond and equity limited partnership investments, with fair values ranging from $2,050,000 to $9,357,000 and remaining aggregate cash call commitments in respect of such investments of $964,000. Mariner also monitors the performance of these investments.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for the three months ended June 30, 2001, included $3,043,000 attributable to hedge funds and other limited partnership investments.

         Liquidity

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

         Net cash flow provided by operations was $23,582,000 during the second quarter of 2001 compared with net cash flow used by operations of $9,977,000 during 2000, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         Dividends declared in the second quarter of 2001 to shareholders were approximately $715,000 compared to $707,000 in 2000. The expected annual dividend based on shares outstanding at June 30, 2001 is approximately $2,857,000.

         Book value per common share was $22.38 at June 30, 2001.

         In December 1999, the Company announced a stock repurchase program of up to 1,000,000 shares. The Company had 11,902,933 common shares outstanding as of June 30, 2001. No share repurchases were made during the second quarter of 2001 except in connection with tax withholding on the vesting of employee stock option or restricted stock plans.

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

         In connection with the capitalization of PXRE's Lloyd's Syndicate, PXRE has placed on deposit $46,587,000 par value of U.S. government securities and municipal bonds as collateral for Lloyd's. In addition, PXRE issued a letter of credit for the benefit of Lloyd's in the amount of $15,355,000, which is collateralized by municipal bonds of approximately $17,835,000. Cash and invested assets of PXRE's Lloyd's Syndicate amounting to $19,644,000 at June 30, 2001 are restricted from being paid as a dividend through June, 2003.

         All amounts classified as reinsurance recoverable at June 30, 2001 are considered by management of PXRE to be collectible in all material respects.


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

         (vii) increases in interest rates, which cause a reduction in the market value of PXRE's interest rate sensitive investments, including its fixed income investment portfolio and potential underperformance in PXRE's finite coverages;

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

         In addition to the factors outlined above that are directly related to PXRE's business, PXRE is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees. The factors listed above should not be construed as exhaustive.

         The Company undertakes no obligation to release publicly the results of any future revisions the Company may make to forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  Market Risk

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         At PXRE's Annual Meeting of Shareholders held on June 12, 2001, the holders of Common Shares of PXRE approved the following:

        (1) The election of three Class III directors to serve until the 2004 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

                       Nominee               Votes For           Votes Withheld
                 --------------------------------------------------------------
                 F. Sedgwick Browne        8,291,574                  365,946
                 David W. Searfoss         8,291,574                  365,946
                 Bernard Kelly             8,291,574                  365,946

        (ii) The appointment of KPMG as PXRE's independent auditors for the fiscal year ending December 31, 2001, and referral to the Board of the determination of their remuneration by the vote of 8,504,390 votes for, 8,260 votes against.

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 None

        (b)      Reports on Form 8-K

         On March 16, 2001 and on April 10, 2001, the Company filed Current Reports on Forms 8-K and 8-K/A with the Securities and Exchange Commission relating to a change in its certified accountants from PricewaterhouseCoopers LLP to KPMG. The March 16, 2001 Form 8-K discussed the Company's decision to review its auditing services and PricewaterhouseCoopers' election not to stand for re-appointment. As required by Item 304(a) (3) of Regulation S-K, correspondence from PricewaterhouseCoopers to the Securities and Exchange Commission was attached as an exhibit to the March 16, 2001 Form 8-K. The April 10, 2001 Form 8-K/A described the retention of KPMG to replace PricewaterhouseCoopers.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PXRE GROUP LTD.


August 17, 2001                             By:\s\ James F. Dore
                                               -----------------
                                            James F. Dore
                                            Executive Vice President
                                            and Chief Financial Officer

                            STATEMENT OF DIFFERENCES
                           -------------------------

The service mark symbol shall be expressed as.....................    'sm'