Form 10-Q
period 2001-09-30
PXRE GROUP LTD
filed 2001-11-14
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

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

            99 Front Street                                       Suite 231
              Hamilton  HM 12                                 12 Church Street
                Bermuda                                        Hamilton HM 11
                                                                   Bermuda
(Address, including zip code, of principal                   (Mailing Address)
          executive offices)

                                (441) 296-5858
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         As of November 12, 2001 11,934,873 common shares, $1.00 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX


PART I.  FINANCIAL INFORMATION


     Consolidated Balance Sheets at September 30, 2001
          and December 31, 2000                                                                3

     Consolidated Statements of Operations and Comprehensive Income
         for the three and nine months ended September 30, 2001 and 2000                       4

     Consolidated Statements of Stockholders' Equity for the three and nine
         months ended September 30, 2001 and 2000                                              5

     Consolidated Statements of Cash Flows for the three and nine months ended
         September 30, 2001 and 2000                                                           6

     Notes to Consolidated Financial Statements                                                7

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            15

PART II.  OTHER INFORMATION                                                                   32


PXRE             Consolidated Balance Sheets
Group Ltd.       (Unaudited)
-------------------------------------------------------------------------------

                                                                                           September 30,       December 31,
                                                                                                2001               2000
                                                                                                ----               ----
Assets           Investments:
                 Available for sale:
                   Fixed maturities, available-for-sale, at fair value (amortized
                     cost $212,031,000 and $281,474,000, respectively)                     $  216,468,341      $281,721,678
                   Equity securities, at fair value (cost $3,784,000 and $16,396,000,
                     respectively)                                                              2,858,351        16,260,089
                 Short-term investments
                    Hedge funds                                                                16,404,112        23,364,843
                    Non-hedge funds                                                           159,050,731        48,103,034
                 Trading securities
                    Hedge funds (cost $20,250,000 and $23,250,000, respectively)               24,869,756        27,819,800
                 Limited partnerships, at equity
                    Hedge funds (cost $48,760,000 and $39,264,000, respectively)               70,928,248        58,570,720
                    Non-hedge funds (cost $18,053,000 and $27,506,000,
                     respectively)                                                             20,390,390        30,251,802
                                                                                           --------------      ------------
                       Total investments                                                      510,969,929       486,091,966
                 Cash                                                                          25,971,134        19,008,897
                 Accrued investment income                                                      2,786,625         5,010,538
                 Receivables:
                   Unreported premiums                                                         85,161,879        54,607,126
                   Balances due from intermediaries and brokers, net                           27,856,123        20,074,909
                   Other receivables                                                           15,198,431        23,498,041
                 Reinsurance recoverable                                                      260,386,939       117,196,459
                 Ceded unearned premiums                                                       14,395,162        13,764,781
                 Deferred acquisition costs                                                     8,327,425         9,697,003
                 Income tax recoverable                                                        25,060,641        17,980,985
                 Other assets                                                                  41,748,761        17,816,090
                                                                                           --------------      ------------
                       Total assets                                                        $1,017,863,049      $784,746,795
                                                                                           ==============      ============

Liabilities      Losses and loss expenses                                                  $  453,713,171      $251,619,635
                 Unearned premiums                                                             53,589,353        49,548,368
                 Debt payable                                                                  55,000,000        65,000,000
                 Reinsurance balances payable                                                  87,824,998        34,311,963
                 Other liabilities                                                             34,273,512        25,355,172
                                                                                           --------------      ------------
                       Total liabilities                                                      684,401,034       425,835,138
                                                                                           --------------      ------------
                 Minority interest in consolidated subsidiary:
                     Company-obligated mandatorily redeemable capital trust
                      pass-through securities of subsidiary trust holding solely
                      a company-guaranteed related subordinated debt                           99,528,858        99,525,376
                                                                                           --------------      ------------
Stockholders'    Serial preferred stock, $1.00 par value -- 10,000,000 shares
Equity                authorized respectively; 0 shares issued and outstanding                          0                 0
                 Common stock, $1.00 par value -- 50,000,000 shares
                      authorized, 11,928,151 and 11,820,079 shares
                      issued and outstanding, respectively                                     11,928,151        11,820,079
                 Additional paid-in capital                                                   176,886,725       175,014,314
                 Accumulated other comprehensive income net of deferred income
                    tax expense of $820,000 and $39,000, respectively                           1,273,070           (69,147)
                 Retained earnings                                                             47,848,080        76,301,524
                 Restricted stock at cost (422,912 and 386,047 shares)                         (4,002,869)       (3,680,489)
                                                                                           --------------      ------------
                       Total stockholders' equity                                             233,933,157       259,386,281
                                                                                           --------------      ------------
                       Total liabilities and stockholders' equity                          $1,017,863,049      $784,746,795
                                                                                           ==============      ============
                 The accompanying notes are an integral part of these statements.


PXRE           Consolidated Statements of Operations and Comprehensive Income
Group Ltd.     (Unaudited)
-------------------------------------------------------------------------------

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                   2001            2000             2001             2000
                                                                   ----            ----             ----             ----
Revenues       Net premiums earned                             $ 17,543,330     $40,508,153     $108,808,936     $119,889,291
               Net investment income                              5,766,713       6,778,407       23,887,811       24,460,876
               Net realized investment gains (losses)             3,425,882        (127,731)       4,240,666         (589,828)
               Management fees                                    2,335,219         725,564        5,068,903        4,298,795
                                                               ------------     -----------     ------------     ------------
                                                                 29,071,144      47,884,393      142,006,316      148,059,134
                                                               ------------     -----------     ------------     ------------

Losses and     Losses and loss expenses incurred                 64,133,605      19,114,520      121,774,003      111,470,052
Expenses       Commissions and brokerage                         (3,957,510)      9,045,722       19,072,479       25,782,598
               Other operating expenses                           7,004,931       8,229,302       23,389,112       26,627,682
               Interest expense                                     854,957       1,176,581        3,593,447        3,605,824
               Minority interest in consolidated
                 subsidiary                                       2,219,466       2,218,899        6,657,913        6,656,250
                                                               ------------     -----------     ------------     ------------
                                                                 70,255,449      39,785,024      174,486,954      174,142,406
                                                               ------------     -----------     ------------     ------------

               (Loss) income before income taxes and
                cumulative effect of accounting change          (41,184,305)      8,099,369      (32,480,638)     (26,083,272)
               Income tax benefit (provision)                     7,338,000      (4,716,000)       5,851,959        9,948,000
                                                               ------------     -----------     ------------     ------------

               (Loss) income before cumulative effect of
                accounting change                               (33,846,305)      3,383,369      (26,628,679)     (16,135,272)
               Cumulative effect of accounting change,
                net of $171,959 tax benefit                               0               0          319,353                0
                                                               ------------     -----------     ------------     ------------
               Net (loss) income                               $(33,846,305)    $ 3,383,369     $(26,309,326)    $(16,135,272)

Comprehensive  Other comprehensive (loss) income, net of tax:
Income         Net unrealized appreciation on investments         2,191,784       2,380,225        2,206,441        4,687,548
               Net unrealized (depreciation) appreciation
                on cash flow hedge                                 (864,224)              0         (864,224)               0
                                                               ------------     -----------     ------------     ------------
               Comprehensive (loss) income                     $(32,518,745)     $5,763,594     $(24,967,109)    $(11,447,724)
                                                               ============      ==========     ============     ============


Per Share      Basic:
                    Net (loss) income before cumulative
                      effect of accounting change              $      (2.94)    $      0.30     $      (2.31)    $      (1.42)
                    Cumulative effect of accounting change             0.00            0.00             0.03             0.00
                                                               ------------     -----------     ------------     ------------
                    Net (loss) income                          $      (2.94)    $      0.30     $      (2.28)    $      (1.42)
                                                               ============     ===========     ============     ============
                    Average shares outstanding                   11,501,372      11,396,150       11,503,570       11,385,234
                                                               ============     ===========     ============     ============

               Diluted:
                    Net (loss) income before cumulative
                      effect of accounting change              $      (2.94)    $      0.29     $      (2.31)    $      (1.42)
                    Cumulative effect of accounting change             0.00            0.00             0.03             0.00
                                                               ------------     -----------     ------------     ------------
                    Net (loss) income                          $      (2.94)    $      0.29     $      (2.28)    $      (1.42)
                                                               ============     ===========     ============     ============
                    Average shares outstanding                   11,501,372      11,653,279       11,503,570       11,385,234
                                                               ============     ===========     ============     ============
               The accompanying notes are an integral part of these statements.


PXRE              Consolidated Statements of Stockholders' Equity
Group Ltd.        (Unaudited)
-------------------------------------------------------------------------------

                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                 September 30,
                                                                 2001            2000           2001             2000
                                                                 ----            ----           ----             ----
Common Stock:       Balance at beginning of period           $ 11,902,933    $ 11,766,265   $ 11,820,079    $ 11,679,769
                    Issuance of shares, net                        25,218          27,283        108,072         113,779
                                                             ------------    -----------    ------------    ------------
                        Balance at end of period             $ 11,928,151    $ 11,793,548   $ 11,928,151    $ 11,793,548
                                                             ============    ============   ============    ============

Additional          Balance at beginning of period           $176,630,572    $174,530,456   $175,014,314    $173,682,802
Paid-in Capital:    Issuance of common shares                     274,109         207,765      3,194,492       1,562,942
                    Other                                         (17,956)       (406,803)    (1,322,081)       (914,326)
                                                             ------------    ------------   ------------    ------------
                        Balance at end of period             $176,886,725    $174,331,418   $176,886,725    $174,331,418
                                                             ============    ============   ============    ============

Treasury Stock:     Balance at beginning of period           $          0    $          0   $          0    $          0
                    Repurchase of common stock                          0          (2,424)    (1,172,837)         (9,312)
                    Cancellation of common stock                        0           2,424      1,172,837           9,312
                                                             ------------    ------------   ------------    ------------
                        Balance at end of period             $          0    $          0   $          0    $          0
                                                             ============    ============   ============    ============


Accumulated         Balance at beginning of period           $    (54,490)   $ (4,444,679)  $    (69,147)   $ (6,752,002)
Other               Change in unrealized gains for
Comprehensive          the period                               2,191,784       2,380,225      2,206,441       4,687,548
Income              Change in cash flow hedge for the period     (864,224)              0       (864,224)              0
                                                             ------------    ------------   ------------    ------------
                        Balance at end of period             $  1,273,070    $ (2,064,454)  $  1,273,070    $ (2,064,454)
                                                             ============    ============   ============    ============

Retained            Balance at beginning of period           $ 82,409,492    $ 69,001,224   $ 76,301,524    $ 89,932,620
Earnings:           Net (loss) income                         (33,846,303)      3,383,369    (26,309,326)    (16,135,272)
                    Dividends paid to common stockholders        (715,109)       (708,567)    (2,144,118)     (2,121,322)
                                                             ------------    ------------   ------------    ------------
                        Balance at end of period             $ 47,848,080    $ 71,676,026   $ 47,848,080    $ 71,676,026
                                                             ============    ============   ============    ============

Restricted Stock:   Balance at beginning of period           $ (4,525,445)   $ (5,103,605)  $ (3,680,489)   $ (5,264,206)
                    Issuance of restricted stock                        0               0     (2,449,098)     (1,276,445)
                    Amortization of restricted stock              522,576         667,708      1,880,466       1,939,339
                    Other                                               0          47,600        246,252         213,015
                                                             ------------    ------------   ------------    ------------
                        Balance at end of period             $ (4,002,869)   $ (4,388,297)  $ (4,002,869)   $ (4,388,297)
                                                             ============    ============   ============    ============

Total               Balance at beginning of period           $266,363,062    $245,749,661   $259,386,281    $263,278,983
Stockholders'        Issuance of common shares                     299,327         235,048      3,302,564       1,676,721
Equity:             Repurchase of common stock                          0          (2,424)    (1,172,837)         (9,312)
                    Restricted stock, net                         522,576         667,708       (568,632)        662,894
                    Unrealized appreciation on investments,
                      net of deferred income tax                2,191,784       2,380,225      2,206,441       4,687,548
                    Unrealized depreciation on cash flow
                      hedge, net of deferred income tax          (864,224)              0       (864,224)              0
                    Net (loss) income                         (33,846,303)      3,383,369    (26,309,326)    (16,135,272)
                    Dividends                                    (715,109)       (708,567)    (2,144,118)     (2,121,322)
                    Other                                         (17,956)       (356,779)        97,008        (691,999)
                                                             ------------    ------------   ------------    ------------
                        Balance at end of period             $233,933,157    $251,348,241   $233,933,157    $251,348,241
                                                             ============    ============   ============    ============

                    The accompanying notes are an integral part of these statements.


PXRE                 Consolidated Statements of Cash Flows
Group Ltd.           (Unaudited)
-------------------------------------------------------------------------------

                                                                         Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                       2001          2000             2001            2000
                                                                       ----          ----             ----            ----
Cash Flow        Net (loss) income                                $ (33,846,303) $  3,383,369   $ (26,309,326)   $(16,135,272)
from Operating   Adjustments to reconcile net income to net cash
Activities         provided (used) by operating activities:
                     Losses and loss expenses                       185,189,237   (14,400,664)    202,093,533      15,369,497
                     Unearned premiums                                1,532,520    (2,043,587)      3,410,604      22,340,044
                     Deferred acquisition costs                       1,567,911       750,602       1,369,578      (1,901,094)
                     Receivables                                     (6,660,329)  (12,138,877)    (30,382,289)     (5,674,609)
                     Reinsurance balances payable                    35,270,076    (3,347,569)     53,513,033      (1,140,507)
                     Reinsurance recoverable                       (157,530,064)   26,731,617    (143,190,478)    (17,887,212)
                 Income tax recoverable                              (5,213,706)   10,720,833      (5,214,814)     13,507,536
                 Equity in earnings of limited partnerships            (653,209)   (1,820,449)     (6,887,799)     (9,641,098)
                 Other                                              (29,293,441)   (6,860,542)    (17,421,732)    (10,497,848)
                                                                  -------------  ------------   -------------    ------------
                       Net cash (used) provided by operating
                         activities                                  (9,637,308)      974,733      30,980,310     (11,660,563)
                                                                  -------------  ------------   -------------    ------------

Cash Flow        Cost of fixed maturity investments                 (37,669,537)  (35,081,132)   (160,301,064)    (52,462,341)
from Investing   Fixed maturity investments matured/disposed        110,784,629    18,428,172     233,158,973      78,474,639
Activities       Payable for securities                             (10,011,307)      (21,864)         17,887      (1,937,087)
                 Cost of equity securities                             (455,012)   (7,152,262)     (3,481,263)     (9,903,609)
                 Equity securities disposed                           1,529,918     6,563,842      15,634,606      19,763,232
                 Net change in short-term investments               (76,634,856)    1,282,997    (101,947,696)     (2,359,336)
                 Other invested assets and trading portfolio
                    disposed                                         14,539,347    19,110,894      30,270,692      21,575,708
                 Other invested assets and trading portfolio
                    purchased                                        (4,000,000)   (2,957,399)    (24,968,235)    (20,358,327)
                                                                  -------------  ------------   -------------    ------------
                       Net cash (used) provided by investing
                          activities                                 (1,916,818)      173,248     (11,616,100)     32,792,879
                                                                  -------------  ------------   -------------    ------------

Cash Flow        Proceeds from issuance of common stock                 299,312       282,648         914,982         447,825
from Financing   Cash dividends paid to parent and common
Activities          stockholders                                       (715,109)     (708,567)     (2,144,118)     (2,121,320)
                 Repayment of debt                                            0             0     (10,000,000)    (10,000,000)
                 Cost of stock repurchased                                    0        (2,424)     (1,172,838)       (316,218)
                                                                  -------------  ------------   -------------    ------------
                        Net cash used by financing activities          (415,797)     (428,343)    (12,401,974)    (11,989,713)
                                                                  -------------  ------------   -------------    ------------

                 Net change in cash                                 (11,969,923)      719,638       6,962,236       9,142,603
                 Cash, beginning of period                           37,941,057    23,158,005      19,008,898      14,735,040
                                                                  -------------  ------------   -------------    ------------
                 Cash, end of period                              $  25,971,134  $ 23,877,643   $  25,971,134    $ 23,877,643
                                                                  =============  ============   =============    ============

                 The accompanying notes are an integral part of these statements.


PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
-------------------------------------------------------------------------------

1. Significant Accounting Policies

   Basis of Presentation and Consolidation
   ---------------------------------------
         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries, "PXRE") and its wholly owned subsidiaries, including PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Direct Underwriting Managers, Inc., PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I and PXRE Limited. All material transactions between the consolidated companies have been eliminated in preparing these consolidated financial statements.

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

         During the first quarter of 2001, PXRE adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of adoption was income of $319,000, net of tax.

         Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are required to be accounted for as

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

deposits. These contract deposits are included in other assets and other liabilities in the Consolidated Balance Sheets and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.

         As of July 1, 2001, PXRE has recognized the effects of a cash flow hedge on a portion of its outstanding debt payable, which is reflected as a component of other comprehensive income, amounting to a decrease of $864,000, net of tax.

         Certain amounts in 2000 were reclassified to be consistent with the 2001 presentation.

2. Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of such retrocessional coverage on premiums written and earned are as follows:

                           Three Months Ended                      Nine Months Ended
                              September 30,                           September 30,
                         ---------------------                   ----------------------
                           2001          2000          %            2001        2000         %
                           ----          ----          -            ----        ----         -
($000's)
Premiums written
Assumed                   $ 97,092     $ 56,187                  $ 223,622     $209,055
Direct                           0          (16)                         0           82
                          --------     --------                  ---------     --------
Gross premiums written      97,092       56,171                    223,622      209,137
Ceded premiums written     (78,016)     (19,697)                  (111,402)     (72,065)
                          --------     --------                  ---------     --------
Net premiums written      $ 19,076     $ 36,474      (47.7)      $ 112,220     $137,072    (18.1)
                          ========     ========                  =========     ========

Premiums earned
Assumed                   $ 92,794    $  51,590                  $ 219,571     $186,738
Direct                           0          109                         11        1,490
Ceded                      (75,251)     (11,191)                  (110,773)     (68,339)
                          --------     --------                  ---------     --------
Net premiums earned       $ 17,543    $  40,508      (56.7)      $ 108,809     $119,889     (9.2)
                          ========     ========                  =========     ========

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

3. Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                           ------------------     ------------------
                                            2001        2000       2001        2000
                                            ----        ----       ----        ----
($000's)
Net (loss) income available to
   common stockholders:
(Loss) income before cumulative effect
   of accounting change                   $(33,846)     $3,383   $(26,628)   $(16,135)
Cumulative effect of accounting
   change                                        0           0        319           0
                                          --------      ------   --------    --------
Net (loss) income available to
   stockholders                           $(33,846)     $3,383   $(26,309)   $(16,135)
                                          ========      ======   ========    ========

Weighted average shares of common stock
 outstanding:
Weighted average shares of common
   shares outstanding (basic)               11,501      11,396     11,504      11,385
Equivalent shares of stock options             138          68        163          72
Equivalent shares of restricted stock          253         189        280         227
                                          --------      ------   --------    --------
Weighted average common
   equivalent shares (diluted)              11,892      11,653     11,947      11,684
                                          ========      ======   ========    ========
Weighted average common
   equivalent shares when anti-dilutive     11,501                 11,504      11,385
                                          ========               ========    ========

Per share amounts:
Basic
(Loss) income before change in
   accounting                             $  (2.94)     $ 0.30   $  (2.31)   $  (1.42)
Cumulative effect of accounting change        0.00        0.00       0.03        0.00
                                          --------      ------   --------    --------
Net (loss) income                         $  (2.94)     $ 0.30   $  (2.28)   $  (1.42)
                                          ========    ========   ========    ========
Diluted
(Loss) income before change in
  accounting                              $  (2.94)     $ 0.29   $  (2.31)   $  (1.42)
Cumulative effect of accounting change        0.00        0.00       0.03        0.00
                                          --------      ------   --------    --------
Net (loss) income                         $  (2.94)     $ 0.29   $  (2.28)   $  (1.42)
                                          ========      ======   ========    ========

4. Income Taxes

         The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

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

5. Losses and Loss Expense Liabilities

         In 2000, PXRE Bermuda assumed certain finite reinsurance contracts that involved long tail casualty risks. Such contracts are recorded on a discounted basis. At September 30, 2001, reserves related to these contracts amounting to $2,861,000 were discounted by $260,000 at a rate of 5.06% over 18 years.

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

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

         The following table summarizes the underwriting profit (loss) by segment:

Underwriting Operations
($000's)

                                             Three Months                             Nine Months
                                          Ended September 30,                     Ended September 30,
                                       -------------------------                -------------------------
                                          2001          2000           %            2001          2000           %
                                          ----          ----           -            ----          ----           -
Catastrophe and Risk Excess
     North American                     $(38,045)     $ 4,401                    $(35,564)       $ 10,429
     International                       (49,865)       8,274                     (29,395)        (15,055)
     Excess of loss cessions              49,513       (1,764)                     39,671          (2,121)
                                        --------      -------                    --------        --------
                                         (38,397)      10,911       (451.9)       (25,288)         (6,747)     (274.8)
                                        --------      -------                    --------        --------

 Casualty
     North American                         (472)        (146)                     (1,321)           (740)
     International                            93          115                        (274)           (948)
                                        --------      -------                    --------        --------
                                            (379)         (31)    (1,122.6)        (1,595)         (1,688)        5.5
                                        --------      -------                    --------        --------

Finite Business
     North American                            5           (3)                      1,792             307
     International                             0            0                           0               0
                                        --------      -------                    --------        --------
                                               5           (3)       266.7          1,792             307       483.7
                                        --------      -------                    --------        --------

Other Lines
     North American                         (232)        (481)                        871          (2,570)
     International                           479        1,041                      (2,974)         (4,692)
                                        --------      -------                    --------        --------
                                             247          560        (55.9)        (2,103)         (7,262)       71.0
                                        --------      -------                    --------        --------

    Total                               $(38,524)     $11,437       (436.8)      $(27,194)       $(15,390)      (76.7)
                                        ========      =======                    ========        ========

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

         The following tables summarize the net written and earned premium by PXRE's business segments:

Net Premiums Written
($000's)

                                          Three Months                             Nine Months
                                      Ended September 30,                      Ended September 30,
                                   ------------------------                 --------------------------
                                       2001          2000         %              2001           2000            %
                                       ----          ----        --              ----           ----            -
Catastrophe and Risk Excess
     North American                 $ 13,352       $ 8,037                   $ 27,117        $ 17,294
     International                    37,027        19,097                     76,513          59,864
     Excess of loss cessions         (52,868)       (8,032)                   (62,514)        (14,815)
                                    --------       -------                   --------        --------
                                      (2,489)       19,102      (113.0)        41,116          62,343          (34.0)
                                    --------       -------                   --------        --------

 Casualty
     North American                    7,391         5,568                     19,597          18,867
     International                     4,285         4,567                     11,609          11,100
                                    --------       -------                   --------        --------
                                      11,676        10,135        15.2         31,206          29,967            4.1
                                    --------       -------                   --------        --------

Finite Business
     North American                    3,090           826                     26,086          18,572
     International                         0             0                          0               0
                                    --------       -------                   --------        --------
                                       3,090           826       274.1         26,086          18,572           40.5
                                    --------       -------                   --------        --------

Other Lines
     North American                    3,933         1,123                      4,945           1,324
     International                     2,866         5,288                      8,867          24,866
                                    --------       -------                   --------        --------
                                       6,799         6,411         6.1         13,812          26,190          (47.3)
                                    --------       -------                   --------        --------

    Total                           $ 19,076       $36,474       (47.7)      $112,220        $137,072          (18.1)
                                    ========       =======                   ========        ========

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

Net Premiums Earned
($000's)

                                            Three Months Ended                              Nine Months Ended
                                               September 30,                                  September 30,
                                         -------------------------                      ------------------------
                                          2001             2000           %                2001             2000           %
                                          ----             ----           -                ----             ----           -
Catastrophe and Risk Excess
     North American                     $ 11,663         $  5,785                       $ 25,575         $ 15,327
     International                        34,200           17,203                         72,671           54,192
     Excess of loss cessions             (51,018)          (4,768)                       (60,632)         (14,716)
                                        --------         --------                       --------         --------
                                          (5,155)          18,220        (128.3)          37,614           54,803       (31.4)
                                        --------         --------                       --------         --------

 Casualty
     North American                        7,509            4,966                         17,100           13,520
     International                         4,912            4,770                         11,169            9,082
                                        --------         --------                       --------         --------
                                          12,421            9,736          27.6           28,269           22,602         25.1
                                        --------         --------                       --------         --------

Finite Business
     North American                        3,321            3,239                         27,461           15,733
     International                             0                0                              0                0
                                        --------         --------                       --------         --------
                                           3,321            3,239           2.5           27,461           15,733         74.5
                                        --------         --------                       --------         --------

Other Lines
     North American                        1,404              924                          2,182            1,472
     International                         5,552            8,389                         13,283           25,279
                                        --------         --------                       --------         --------
                                           6,956            9,313         (25.3)          15,465           26,751        (42.2)
                                        --------         --------                       --------         --------


    Total                               $ 17,543         $ 40,508         (56.7)        $108,809         $119,889         (9.2)
                                        ========         ========                       ========         ========


         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

                                                          Three Months                         Nine Months
                                                      Ended September 30,                  Ended September 30,
                                                      ---------------------              ----------------------
                                                       2001         2000                  2001          2000
                                                       ----         ----                  ----          ----
($000's)
Net underwriting (loss) profit                        $(38,524)     $11,437              $(27,194)    $(15,390)
Net investment income                                    5,767        6,779                23,888       24,461
Net realized investment gains (losses)                   3,426         (128)                4,241         (590)
Interest expense                                          (855)      (1,177)               (3,594)      (3,606)
Minority interest in consolidated subsidiary            (2,220)      (2,219)               (6,658)      (6,656)
Operating expenses                                      (7,005)      (8,230)              (23,389)     (26,628)
Unrealized foreign exchange on losses                   (1,672)       1,186                   509        1,244
Other (loss) income                                       (101)         451                  (284)       1,082
                                                      --------      -------              --------     --------
(Loss) income before income taxes                     $(41,184)     $ 8,099              $(32,481)    $(26,083)
                                                      ========      =======              ========     ========

PXRE       Notes to Consolidated Financial Statements (Unaudited)
Group Ltd.
--------------------------------------------------------------------------------

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

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

         The following is a discussion of the Company's results of operations for the three and nine months ended September 30, 2001 and 2000 and financial condition as of September 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties contained in the 10-K.

         The Company provides reinsurance products and services to a worldwide market place, with a primary emphasis on commercial and personal property and casualty reinsurance risks. The Company also provides marine and aerospace reinsurance products and services. The Company conducts its business through its principal operating subsidiaries, PXRE Delaware, PXRE Reinsurance, PXRE Solutions, PXRE Bermuda and PXRE Barbados, and has operations in Bermuda, Barbados, the United States and Europe.

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

         PXRE announced in September 2001, that it will return its focus to its core broker-market, property, marine and aerospace, catastrophe reinsurance, retrocessional and risk excess business.

RESULTS OF OPERATIONS

Comparison of Third Quarter Results for 2001 with 2000

         For the quarter ended September 30, 2001, net loss was $33,846,000 versus a net income of $3,383,000 for the comparable period of 2000. The diluted net loss per common share was $2.94 for the third quarter of 2001 compared to a diluted net income per share of $0.29 for the third quarter of 2000, based on diluted average shares outstanding of approximately 11,501,000 in 2001 and 11,653,000 in 2000.

World Trade Center Event


         PXRE's estimated losses related to the World Trade Center Event ("WTC") on September 11, 2001 resulted in a net loss after tax of $35.3 million or $3.07 per diluted share. This loss estimate was developed through a contract-by-contract review of the Company's entire book of business and assuming full-limit losses on all contracts deemed affected except where credibly advised to the contrary by the Company's clients.

         The following depicts the impact on the Company's results in the third quarter of 2001:


                                                                   WTC
                                                                  Event
                      ($000's)                                    ------
                      Gross premiums written                     $ 30,030
                      Net premiums written                        (29,020)

                      Net premiums earned                         (29,020)
                      Management Fees                                 613
                      Net Losses Incurred                          27,190
                      Commissions and Brokerage                   (11,432)
                                                                 --------
                      Underwriting results before taxes           (44,165)
                      Taxes                                         8,865
                                                                 --------
                      Net Loss                                   $(35,300)
                                                                 ========


         Gross losses and loss expenses arising from the WTC event totaled $180,710,000. This gross loss was reduced by specific and corporate retrocessional recoverables of $153,520,000. Almost 80% of the Company's reinsurance recoverables are either fully collateralized or reside with entities rated "AA-" or higher. Only 2% of the total amount is attributable to uncollaterized contracts with entities rated lower than "A." In this regard, specific reinsurance coverage, particularly in the risk excess exposure area reduced PXRE's loss exposure from $47 million to $11 million. Additionally, the Company had a number of corporate-level retrocessional covers that further reduced the losses. The first are 19.7% quota share reinsurance contracts providing $28 million protection, and a series of excess of loss covers providing a benefit of $89 million. The net result of these covers reduced the Company's gross loss from $180,710,000 to $27,190,000. Many of these retrocessional covers on both an assumed and ceded basis have either reinstatement or additional premiums, resulting in a net premium reduction of $29 million. These additional costs are partially reduced by approximately $12 million of reduced commission and brokerage, bringing the net impact to $44 million before tax.

         The following table more fully details the impact of the WTC event on the third quarter of 2001:


                                                                            Results
                                             Results                       Excluding
                                               as              WTC            WTC
($000's)                                    Reported          Event          Event
                                            ---------         ------       ---------
Gross premiums written                       $ 97,092       $ 30,030        $67,062
Net premiums written                           19,076        (29,020)        48,096

Net premiums earned                            17,543        (29,020)        46,563
Management fees                                 2,335            613          1,722

Net losses incurred                            64,134         27,190         36,944
Commission and brokerage                       (3,958)       (11,432)         7,474
                                             --------       --------        -------
Underwriting results before taxes            $(40,298)      $(44,165)       $ 3,867
                                             ========       ========        =======


         Written premiums for the third quarter of 2001 and 2000 were as follows:


                                                                            Three Months Ended September 30,
                                                                     --------------------------------------------
                                                                                                       Increase
                                                                       2001              2000         (Decrease)
                                                                       ----              ----         ----------
                                                                               ($000's)                    %
Gross premiums written                                                $97,092           $56,171           72.9
Ceded premiums:
     Managed business participants                                     19,042             8,708          118.7
     Catastrophe coverage, surplus reinsurance and other               58,974            10,989          436.7
                                                                      -------           -------
     Total reinsurance premiums ceded                                  78,016            19,697          296.1
                                                                      -------           -------
Net premiums written                                                  $19,076           $36,474          (47.7)
                                                                      =======           =======

         Gross written premiums in the third quarter increased 72.9% to $97,092,000 from $56,171,000 in the year-earlier period. Net premiums written fell 47.7% to $19,076,000 versus $36,474,000 in the third quarter of 2000. Gross and net premiums written were affected by the WTC event due to reinstatement premiums and additional premiums payable by and to the Company as a result of this loss. Excluding the effects of the WTC event and the Company's London operations, which is winding down, the Company experienced growth in all segments for premiums written and earned. Gross premiums written decreased by $7,948,000, net premiums written decreased by $6,849,000 and net premiums earned decreased by $3,694,000 in the third quarter of 2001 compared to the third quarter of 2000 due to the London operations.

         Premiums ceded by PXRE to its managed business participants increased to $19,042,000 for the third quarter of 2001 compared with $8,708,000 for the corresponding period of 2000 due to growth in gross written premiums, including the WTC event. Ceded premiums written related to the WTC event amounted to $4,590,000.

         Gerald Radke (Chairman, President and Chief Executive Officer of PXRE) and Jeffrey Radke (Executive Vice President of PXRE and President of PXRE Bermuda) are members of the Board of Directors of Select Re and in that capacity seek to protect PXRE's interest by ensuring that Select Re will remain able to fulfill its obligations to the Company. Gerald Radke is also Co-Vice Chairman of Select Re and Jeffrey Radke was formerly the President of Select Re and both are also shareholders of Select Re, holding less than 1% in the aggregate of Select Re's outstanding common stock. In the aggregate, the Company had net assets due from Select Re related to reinsurance and deposit contracts of $90,754,000 as of September 30, 2001, of which

$71,216,000 was secured by either funds withheld, trust assets or letters of credit as of September 30, 2001.

         Management fee income from all sources for the three months ended September 30, 2001 increased to $2,335,000 from $726,000 for the corresponding period of 2000, due to an increase in business ceded to its managed business participants, including the effects of the WTC event.

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

         The loss ratio was 365.6% for the third quarter of 2001 compared with 47.2% for the comparable period of 2000. Excluding the WTC event, the loss ratio was 79.3% for the third quarter of 2001. The loss ratio for the third quarter of 2001 reflected incurred catastrophe and risk excess losses of $198,171,000 gross and $39,220,000 net for 2001 and prior accident years. In comparison, the loss ratio for the third quarter of 2000 reflected incurred catastrophe losses of $9,329,000 gross and $3,392,000 net.

         Significant catastrophe and risk losses affecting the three months ended September 30, 2001 loss ratio are as follows:

                                                                     Amount of Losses
                                                                     ----------------
 Loss Event                                                      Gross              Net
 ----------                                                      -----              ---
($000's)
WTC event                                                       $180,713          $27,190
Air Lanka Terrorist Attack                                         6,569            4,713
2001 Wind and Hail - 2 events                                      2,832            2,289
Fertilizer Plant Explosion                                         2,700            1,003


         Significant catastrophe and risk losses affecting the three months ended September 30, 2000 loss ratio are as follows:

                                                                   Amount of Losses
                                                                   ----------------
Loss Event                                                      Gross             Net
----------                                                      -----             ---
($000's)
Anatol - Danish Storms                                         $5,883            $4,543
1994 Aviation Loss                                              2,242             2,131
2000 Kuwait National Petroleum                                  7,273             2,121
Phillips Electronics/Ericsson Fire                              2,000             1,057
French Storm Martin                                             1,827             1,412
Hurricane Lenny                                                (2,551)           (1,969)
French Storm Lothar                                            (7,341)           (5,931)

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange loss of $1,672,000 for the three months ended September 30, 2001 compared to a gain of $1,186,000 for the corresponding period of 2000.

         During the third quarter of 2001, PXRE experienced adverse development of $8,838,000 net for prior-year loss and loss expenses due to reserve strengthening in casualty, marine and aerospace lines of business, unrealized foreign exchange losses, and development on a number of significant catastrophes. The loss ratio for the comparable period of 2000 was affected by adverse development of $286,000 net largely due to favorable development on the major 1999 catastrophes offset by $2,100,000 market development on a 1994 aviation loss.

         The underwriting expense ratio was 4.0% for the third quarter of 2001 compared with 40.9% for the comparable period of 2000. Excluding the WTC event, the expense ratio was 27.4%. Excluding the WTC event, the commission and brokerage ratio net of management fee income was 12.4% in the third quarter of 2001 compared with 20.5% for the comparable period of 2000, primarily due to increase in premiums earned and the changing mix of business. Excluding the WTC event, the operating expense ratio was 15% in the third quarter of 2001 compared with 20.4% for the corresponding period of 2000 largely due to a reduction in business from the Lloyd's operation. As a result of the above, the combined ratio was 369.6% for the third quarter of 2001 (106.7% in the third quarter of 2001 excluding the WTC event) compared with 88.1% for the comparable period of 2000.

         Other operating expenses decreased 14.9% to $7,005,000 for the three months ended September 30, 2001 from $8,229,000 in 2000. The decrease was primarily related to the expense savings associated with the termination of PXRE's Lloyd's operations. Included in other operating expenses were foreign currency exchange gains of $298,000 for the three months ended September 30, 2001 compared to losses of $654,000 for the corresponding period of 2000.

         During the third quarter of 2001, interest expense decreased to $855,000 compared to $1,177,000 in the corresponding period of 2000. The decrease in interest expense primarily relates to a repayment of $10,000,000 of the credit facility at March 31, 2001. The fixed interest rate on the $36,666,000 portion is 5.34% as a result of a cash flow hedge interest rate swap while the variable interest rate on the remaining $18,334,000 outstanding during the period from July 1, 2001 to September 30, 2001 was 4.71%. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). PXRE incurred minority interest expense amounting to $2,219,000 related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities`sm' ("TRUPS`sm'") (as described below under "Liquidity and Capital Resources") during both three month periods ending September 30, 2001 and 2000. Included in other comprehensive income is the decrease in the fair value of the cash flow hedge for the period from July 1, 2001 to September 30, 2001 of $864,000, net of tax.

         Net investment income for the three months ended September 30, 2001 decreased 14.9% to $5,767,000 from $6,778,000 for the comparable period of 2000. The decrease in net investment income is due to lower returns on hedge funds offset by increased invested balances. PXRE's pre-tax annualized investment yield was 4.2% for the third quarter of 2001 compared with 5.8% for the corresponding quarter in 2000, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the third quarter of 2001 were $3,426,000, compared to losses of $128,000 in the third quarter of 2000, resulting from the liquidation of bonds to raise cash in preparation for paying claims from the WTC event.

         The net effect of foreign currency exchange fluctuations was a loss of $1,374,000 in the third quarter of 2001 compared to gains of $532,000 for 2000.

         The London operations which are winding down, resulted in a loss before taxes of $1,771,000 in the three months ended September 30, 2001 compared to a loss before taxes of $587,000 in the three months ended September 30, 2000.

         PXRE recognized a tax benefit of $7,338,000 in the third quarter of 2001 compared to a provision of $4,716,000 in the prior year period. The tax benefit in 2001 differed from the statutory rate primarily due to mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.

Comparison of Year-To-Date Results for 2001 with 2000

         For the nine months ended September 30, 2001, net loss was $26,309,000 compared to a net loss of $16,135,000 for the comparable period of 2000. The diluted net loss per common share was $2.28 for the first nine months of 2001 compared to a diluted net loss per share of $1.42 for the first nine months of 2000, based on diluted average shares outstanding of approximately 11,504,000 in 2001 and 11,385,000 in 2000.

         The following table more fully details the impact of the WTC event on the first nine months of 2001:

                                                                                                Results
                                                           Results                             Excluding
                                                             as                  WTC              WTC
($000's)                                                  Reported              Event            Event
                                                          ---------             -----            ----
Gross premiums written                                      $223,622           $ 30,030         $193,592
Net premiums written                                         112,220            (29,020)         141,240

Net premiums earned                                          108,809            (29,020)         137,829
Management fees                                                5,069                613            4,456

Net losses incurred                                          121,774             27,190           94,584
Commission and brokerage                                      19,072            (11,432)          30,504
                                                            --------           --------         --------
Underwriting results before taxes                           $(26,968)          $(44,165)        $ 17,197
                                                            ========           ========         ========

         Written premiums for the nine months of 2001 and 2000 were as follows:


                                                        Nine Months Ended September 30,
                                                        -------------------------------           Increase
                                                           2001                 2000             (Decrease)
                                                           ----                 ----             ----------
                                                                   ($000's)                          %
Gross premiums written                                   $223,622             $209,137               6.9
Ceded premiums:
     Managed business participants                         38,781               42,712              (9.2)
     Catastrophe coverage, surplus reinsurance
        and other                                          72,621               29,353             147.4
                                                         --------             --------
     Total reinsurance premiums ceded                     111,402               72,065              54.6
                                                         --------             --------
Net premiums written                                     $112,220             $137,072             (18.1)
                                                         ========             ========

                  Gross written premiums for the first nine months of 2001 increased 6.9% to $223,622,000 from $209,137,000 in the year-earlier period, while net premiums written declined

18.1% to $112,220,000 versus $137,072,000 in the first nine months of 2000.
Excluding the impact of the WTC event and the Company's London operations, the Company had gross and net premium growth in all segments. Net premiums earned for the first nine months of 2001 decreased 9.2% to $108,809,000 from $119,889,000 for the comparable period of 2000, reflecting the WTC event and cessation of London operations. Excluding the WTC event and London operations, the Company had growth in all segments, but the other segment. Gross premiums written decreased by $25,845,000, net premiums written decreased by $18,471,000 and net premiums earned decreased by $11,478,000 in the first nine months of 2001 compared to the first nine months of 2000 due to the London operations.

         Premiums ceded by PXRE to its managed business participants decreased 9.2% to $38,781,000 for the first nine months of 2001 compared with $42,712,000 for the corresponding period of 2000. The decrease in premiums ceded to these programs was due primarily to a reduction in ceded business from the Finite segment to a managed business participant, Select Re, in 2001, due to one large contract ceded in the second quarter of 2000, partially offset by increases in premiums ceded from the WTC event.

         Finite contracts that do not meet certain accounting requirements of SFAS No. 113, that generally defines a reinsurance transaction, are not booked as premiums, but rather are treated by PXRE as deposits. During the second quarter of 2001, PXRE entered into contracts that have expected deposits of $35,900,000 from ceding companies on this deposit accounting basis. The Company also has two finite retrocessional agreements in place with Select Re that are accounted for as deposits pursuant to SFAS No. 113, totaling $18,500,000. The Company believes these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

         Catastrophe coverage, surplus and other ceded premiums written increased in 2001 from 2000 primarily due to additional premiums on retrocessional protection following the WTC event.

         Management fee income from all sources for the nine months ended September 30, 2001 increased 17.9% to $5,069,000 from $4,299,000 for the corresponding period of 2000, reflecting the increase in business ceded to its managed business participants, including the effects of the WTC event.

         The loss ratio was 111.9% for the nine months ended September 30, 2001 compared with 93.0% for the comparable period of 2000. Excluding the effects of the WTC event, the loss ratio was 68.6%. The loss ratio for the nine months of 2001 reflected incurred catastrophe and risk excess losses of $218,192,000 gross and $51,358,000 net for the 2001 and prior accident years. The loss ratio for the corresponding period of 2000 reflected incurred catastrophe losses of $78,720,000 gross and $52,200,000 net.

         Significant catastrophe and risk losses affecting the nine months ended September 30, 2001 loss ratio are as follows:

                                                           Amount of Losses
                                                           ----------------
Loss Event                                           Gross                    Net
----------                                           -----                    ---
($000's)
WTC event                                           $180,713                $27,190
Petrobras Oil Rig Disaster                            16,779                 11,670
Air Lanka Terrorist Attack                             6,569                  4,713
Tropical Storm Allison                                 5,461                  3,505
2001 Wind and Hail - 2 events                          4,263                  3,423

         Significant catastrophe and risk losses affecting the nine months ended September 30, 2000 loss ratio are as follows:

                                                           Amount of Losses
                                                           ----------------
Loss Event                                           Gross                    Net
----------                                           -----                    ---
($000's)
French Storm Martin                                  $27,415                $20,218
French Storm Lothar                                   21,102                 13,102
Anatol-Danish Storms                                   5,319                  3,942
Hurricane Georges                                      3,081                  2,770
1994 Aviation Loss                                     2,699                  2,131
2000 Kuwait National Petroleum                         7,273                  2,121
Swiss Floods                                           1,902                  1,468
Hurricane Lenny                                        2,385                  1,287
Phillips Electronics/Ericsson Fire                     2,000                  1,057

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on PXRE's liability for losses and loss expenses, resulting in a foreign currency exchange gains of $509,000 for the nine months of 2001 compared to gains of $1,244,000 for the corresponding period of 2000.

         During 2001, PXRE experienced adverse development of $15,972,000 net for prior-year loss and loss expenses primarily due to casualty, marine and aerospace loss development. The loss ratio for the comparable period of 2000 was adversely affected by development of $52,042,000 net for prior year loss and loss expenses largely due to the French storms Lothar and Martin.

         The underwriting expense ratio was 34.4% for the nine months ended September 30, 2001 compared with 40.1% for the comparable period of 2000. Excluding the WTC event, the expense ratio was 35.9%. Excluding the WTC event, the commission and brokerage ratio, net of management fee income, was 18.9% in the first nine months of 2001, compared with 17.9% for the comparable period of 2000. The operating expense ratio was 17.0% in the first nine months of 2001 compared with 22.2% for the corresponding period of 2000. The decrease largely reflected the expense savings associated with the termination of PXRE Lloyd's operations. As a result of the above, the combined ratio was 146.3% for the first nine months of 2001 (104.5% excluding the WTC event) compared with 133.1% for the comparable period of 2000.

         Other operating expenses decreased 12.2% to $23,389,000 for the nine months ended September 30, 2001 from $26,628,000 in 2000. The decrease was primarily related to the expense savings associated with the termination of PXRE's Lloyd's operations. Included in other operating expenses were foreign currency exchange losses of $525,000 for 2001 compared to losses of $712,000 for the corresponding period of 2000.

         During the first nine months of 2001, interest expense decreased to $3,593,000 compared to $3,606,000 in the corresponding period of 2000. The interest expense reflects the repayments of $10,000,000 of the credit facility at March 31, 2000 and 2001. The fixed interest rate on the $36,666,000 portion is 5.34% as a result of a cash flow hedge interest rate swap while the variable interest rate on the remaining $18,334,000 outstanding during the period from July 1, 2001 to September 30, 2001 was 4.71%. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). In addition, the Company recorded income of $319,000, after tax in the first quarter of 2001, for the cumulative effect of adoption of a change of accounting principle under No. 133. PXRE incurred minority interest expense amounting to $6,658,000 related to PXRE's $100 million TRUPS during the nine month period ending September 30, 2001 compared to $6,656,000 in the corresponding period of 2000. Included in other comprehensive income is the decrease in the fair value of the cash flow hedge for the period from July 1, 2001 to September 30, 2001 of $864,000, net of tax.

         Net investment income for the nine months ended September 30, 2001 decreased 2.3% to $23,888,000 from $24,461,000 for the comparable period of 2000. PXRE's pre-tax annualized investment yield was 6.2% for the nine months ended September 30, 2001 compared with 6.8% for the corresponding nine months in 2000, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for the nine months of 2001 were $4,241,000, compared to losses of $590,000 for the corresponding period of 2000, resulting from the liquidation of bonds to raise cash in preparation for paying claims from the WTC event.

         The net effect of foreign currency exchange fluctuations were losses of $17,000 in the nine months ended September 30, 2001 compared to gains of $532,000 for 2000.

         The London operations, which are winding down, resulted in a loss before taxes, of $5,265,000 in the nine months ended September 30, 2001 compared to a loss before taxes of $9,569,000 in the nine months ended September 30, 2000.

         PXRE recognized a tax benefit of $5,852,000 in the first nine months of 2001 compared to a benefit of $9,948,000 in 2000. The tax benefit in 2001 differed from the statutory rate primarily due to mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.


FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company has engaged Lazard to assist it in evaluating various capital raising alternatives.

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with PXRE indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with U.S. SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2001, without regulatory approval, is $35,031,000. During the first nine months of 2001, $19,500,000 in dividends were paid by PXRE Reinsurance.

         Under Bermuda law, PXRE Bermuda may not pay a dividend unless after payment of the dividend it is able to pay its liabilities as they become due, and the realizable value of its assets are greater than the aggregate value of its liabilities, issued share capital and share premium accounts. PXRE Bermuda is also required to maintain statutory assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In addition, any dividend paid cannot be in an amount that will reduce the reserves of PXRE Bermuda to a level that is not sufficient to meet the reserve requirements of its business. As at September 30, 2001, the statutory capital and surplus of PXRE Bermuda was estimated to be $12,706,000 and the amount required to be maintained was estimated to be $7,680,000.

         Dividends and other permitted payments from PXRE Delaware to PXRE Barbados are expected to be subject to U.S. withholding taxes at the rate of 5% (reduced from 30% under the tax convention between the United States and Barbados) and (based on source of insurance business) and effective corporate income tax rate of 2.5%.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit

Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75,000,000 revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50,000,000, and in October 1999, the remaining $25,000,000 was borrowed. On March 31, 2000 and March 31, 2001, PXRE Delaware fulfilled its commitment and made principal payments of $10,000,000 each, reducing the outstanding loan to $55,000,000 at September 30, 2001.

         In connection with the Credit Agreement, PXRE Delaware and First Union entered into a cash flow hedge interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $36,666,000 borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 6.34%. The remaining $18,334,000 outstanding on September 30, 2001, after paying down $10,000,000 on March 31, 2001 and March 31, 2000, is expected to incur an interest rate of 3.59% for the fourth quarter of 2001. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10,000,000 commencing March 31, 2000 and $25,000,000 on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005.

         The Credit Agreement contains covenants which, among other things, limit the ability of PXRE and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) the Company is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. As at September 30, 2001, there was no default under the Credit Agreement.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100,000,000 principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the nine months ended September 30, 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $6,658,000. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and (ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

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

Investments

         As of September 30, 2001, 76.7% of PXRE's investment portfolio, at fair value, consisted of fixed maturities and short-term investments.

         Of PXRE's fixed maturities portfolio at September 30, 2001, 90.7% of the fair value was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 49.2% of fixed maturities based on fair value at September 30, 2001. The average market yield to maturity of PXRE's fixed maturities portfolio at September 30, 2001 and 2000, was 4.8% and 6.7%, respectively.

         PXRE had no investments in real estate or commercial mortgage loans as of September 30, 2001; however, PXRE has invested in common and preferred shares of publicly traded REITS with a fair value of $2,289,000 at September 30, 2001.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. At September 30, 2001, an after-tax unrealized gain of $2,137,000 ($0.18 book value per share) was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. PXRE's short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $175,455,000 at September 30, 2001, compared to $71,468,000 at December 31, 2000 including one hedge fund amounting to $16,404,000 at September 30, 2001, compared to $23,365,000 at December 31, 2000. The amount of short-term investments was increased to raise cash in preparation for paying claims related to the WTC event.

         A principal component of PXRE's investment strategy is investing a significant portion of PXRE's invested assets in a diversified portfolio of hedge funds. As at September 30, 2001, hedge fund investments held by PXRE amounted to $112,202,000 (including $16,404,000 in short term investments mentioned above), representing 22.0% of September 30, 2001 total assets. As at September 30, 2001, hedge fund investments with market values ranging from $763,000 to $16,404,000 were administered by thirty-two managers. Five of the managers are affiliated with Mariner Investment Group, Inc. ("Mariner"), the sole shareholder of which is also the Chairman of the Board and a founding shareholder of Select Re.

         As at September 30, 2001 PXRE's investment portfolio also included approximately $20,390,000 of mezzanine bond and equity limited partnership investments, with fair values ranging from $1,572,000 to $9,161,000 and remaining aggregate cash call commitments in respect of such investments of $1,142,000. Mariner also monitors the performance of these investments.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for the nine months ended

September 30, 2001, included $6,894,000 attributable to hedge funds and other limited partnership investments.

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

         Net cash flow used by operations was $9,637,000 during the third quarter of 2001 compared with net cash flow provided by operations of $975,000 during the corresponding period of 2000, due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         Dividends declared in the third quarter of 2001 to shareholders were approximately $715,000 compared to $709,000 in 2000. The expected annual dividend based on shares outstanding at September 30, 2001 is approximately $2,863,000.

         Book value per common share was $19.61 at September 30, 2001.

         In December 1999, the Company announced a stock repurchase program of up to 1,000,000 shares. The Company had 11,928,000 common shares outstanding as of September 30, 2001. No share repurchases were made during the third quarter of 2001 except in connection with tax withholding on the vesting of employee stock option or restricted stock plans.

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

         In connection with the capitalization of PXRE's Lloyd's Syndicate, PXRE has placed on deposit $47,430,000 par value of U.S. government agency and municipal bonds as collateral for Lloyd's. Cash and invested assets of PXRE's Lloyd's Syndicate amounting to $16,289,000 at September 30, 2001 are restricted from being paid as a dividend through June, 2003.

         All amounts classified as reinsurance recoverable at September 30, 2001 are considered by management of PXRE to be collectible in all material respects.

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

         (v) adverse development on loss reserves related to business written in current and prior years;

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


         (viii) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments and shortfalls in cash flows necessary to pay fixed rate amounts due to structured contract counterparties;


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


                                                    PXRE GROUP LTD.


November 14, 2001                                   By:/s/ James F. Dore
                                                       -----------------
                                                    James F. Dore
                                                    Executive Vice President
                                                    and Chief Financial Officer