Form 10-K
period 2001-12-31
PXRE GROUP LTD
filed 2002-03-27
CIK 1091748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------


For the fiscal year ended                         Commission File Number 1-15259
December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2002 computed by reference to the closing price of such common equity as of the close of business on March 22, 2002 was $268,148,884. As of March 22, 2002, 11,944,271 of the registrant's common shares were issued and outstanding.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of PXRE Group Ltd.'s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 30, 2002.

Part IV  Portions of PXRE Corporation's Proxy Statement dated April 12, 1991.

                                     PART I

         Unless the context otherwise requires, references in this Form 10-K to "PXRE" or "we" include PXRE Group Ltd. (the "Company") and its subsidiaries, which principally include PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados") and PXRE Solutions Inc. ("PXRE Solutions"). References to U.S. GAAP refer to accounting principles generally accepted in the United States ("U.S. GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled.


Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend," "believe," "anticipate," or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

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

         (iii) the lowering or loss of one of the financial or claims paying ratings of ours or one or more of our subsidiaries;

         (iv) changes in the demand for reinsurance, including changes in the amount of risk that our clients elect to maintain for their own account;

         (v) risks associated with the termination and run-off of our diversification initiatives;

         (vi) adverse development on loss reserves related to business written in current and prior years;

         (vii) lower than estimated retrocessional recoveries on unpaid losses, including the effects of losses due to a decline in the creditworthiness of our retrocessionaires;

         (viii) increases in interest rates, which cause a reduction in the market value of our interest rate sensitive investments, including our fixed income investment portfolio and potential underperformance in our finite coverages;

         (ix) decreases in interest rates causing a reduction of income earned on net cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments and shortfalls in cash flows necessary to pay fixed rate amounts due to finite contract counterparties;

         (x) market fluctuations in equity securities and with respect to our portfolio of hedge funds and other privately held securities: leverage, concentration of investments, lack of liquidity, market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility thereof), currency fluctuations, credit risk, yield curve risk, spread risk between two or more similar securities, political risk, counterparty risk and risks relating to settlements on foreign exchanges;

         (xi) foreign currency fluctuations resulting in exchange gains or losses;

         (xii)    changes in the composition of our investment portfolio;

         (xiii) a contention by the United States Internal Revenue Service that the Company or our offshore subsidiaries are subject to U.S. taxation;

         (xiv) changes in tax laws, tax treaties, tax rules and interpretations; and

         (xv) changes in management's evaluation of potential Year 2000 exposures emanating from our reinsurance business.

         In addition to the factors outlined above that are directly related to our business, we are also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees. The factors listed above should not be construed as exhaustive.

         We undertake no obligation to release publicly the results of any future revisions we may make to forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 1.      Business

Introduction

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

Overview of the Business

         We provide reinsurance products and services to a worldwide market place through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients, where we have been among the leading franchises for two decades. Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our non-finite reinsurance products have been, and will continue to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our client's claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount.

         We also offer our clients property-per-risk, marine and aviation reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess of loss reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property-per-risk, marine and aviation business is also written on an excess-of-loss basis with aggregate limits on our exposure to losses.

         We also provide our clients with finite reinsurance products. Unlike traditional reinsurance products that are primarily focused on transferring risk from the client to the reinsurer, finite products combine elements of risk transfer and the management of the impact of such risk on a client's financial statements and cash flow. Finite reinsurance contracts are highly customized for each transaction. Under a typical finite contract, a portion of the expected losses are ultimately borne by our client and are funded through the payment of premium and the income we earn on that premium. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients will share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than expected, our finite clients participate in this negative outcome. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us over a period of years affect the profitability of the contract and the magnitude of any premium or commission adjustments.

         As of December 31, 2001, we had over 350 clients, including many of the leading insurance and reinsurance companies in the world. Our clients include both primary insurance companies and other reinsurance companies. Approximately 75% of our clients in 2001 were based outside of the United States.

         In the wake of the events of September 11, 2001, which have resulted in industry losses estimated as high as $45-75 billion, reinsurance markets across the world are expected to harden significantly. These developments follow on significant pricing increases in 2000-01 across sectors and geographic regions, raising the prospect of sector profitability comparable to the environment following Hurricane Andrew in 1992. We expect these market changes to most dramatically impact the specialized short tail, high-severity sectors of the market, which represent our focus areas and in which we are a significant and established provider.

         Following a diversification effort into Lloyd's and the casualty sectors during the soft reinsurance market of the late 1990s, we decided during 2000 and 2001 to exit these businesses, and are today focused on our traditional core property reinsurance operations. While our core businesses are volatile due to significant potential loss severity, we have been a successful underwriting organization over the long term. This proven expertise in some of the most dynamic areas of the reinsurance sector represents an opportunity to achieve particularly strong financial results in the current hardening phase of the underwriting cycle.

         We conduct our business primarily through our principal operating subsidiaries, PXRE Reinsurance, PXRE Bermuda, PXRE Solutions and PXRE Barbados. PXRE Reinsurance is a brokerage-market reinsurer with approximately $331.9 million of statutory capital and surplus as of December 31, 2001, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks. PXRE Reinsurance is licensed, accredited or permitted to do business in all states and the District of Columbia, Puerto Rico, Colombia and Mexico and operates a branch in Belgium ("PXRE's Brussels Branch").

         PXRE Bermuda is a quota share reinsurer of PXRE Reinsurance and PXRE Reinsurance provides aggregate excess of loss reinsurance protection for PXRE Bermuda. PXRE Bermuda, with approximately $34.3 million of statutory capital and surplus as of December 31, 2001, also provides finite reinsurance coverages. PXRE Bermuda is not licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

         PXRE Barbados was licensed as an insurance company in March 2001 under Barbados' Insurance Act, 1996 and its name was changed from PXRE (Barbados) Ltd. to PXRE Reinsurance (Barbados) Ltd. It is not licensed nor admitted in any jurisdiction other than Barbados. PXRE Barbados commenced underwriting business in 2001. PXRE Barbados is expected to provide finite reinsurance coverages to clients and to provide reinsurance coverage to other PXRE entities.

         PXRE Solutions performs reinsurance intermediary activities on behalf of PXRE Bermuda, PXRE Reinsurance and PXRE Barbados.

Recent Developments

         On December 10, 2001, we signed a definitive agreement with Capital Z Financial Services Fund II, investment funds managed by Reservoir Capital Group, and Richard Rainwater, to invest $150 million in new equity capital in the form of convertible preferred stock (the "Preferred Stock Investment"). The capital infusion from the Preferred Stock Investment will enable us to increase underwriting capacity and therefore maximize participation in the new market environment. The closing of the Preferred Stock Investment is subject to customary closing conditions, including regulatory approval. The Company's shareholders approved the transaction on February 12, 2002. The State of Connecticut Insurance Department held a hearing to consider the investment on March 13, 2002 and, under Connecticut law, the Connecticut Insurance Commissioner is required to render her decision on the matter within thirty days of the conclusion of the hearing.

Ratings

         PXRE Reinsurance and PXRE Bermuda are rated "A" (Excellent) by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization. PXRE Reinsurance and PXRE Bermuda have been assigned an "A" financial strength rating by Standard & Poor's Rating Services ("S&P"), a division of the McGraw-Hill Companies, Inc. Following the terrorist attacks on September 11, 2001, these ratings were placed under review by both rating agencies. Following the announcement of the Preferred Stock Investment, A.M. Best removed the rating from under review and assigned a negative outlook. Our S&P rating remains on credit watch with negative implications, but S&P commented that it would likely affirm the "A" rating if the Preferred Stock Investment was successfully consummated. Both rating agencies noted that the sustainability of our "A" ratings was contingent upon our ability to take advantage of the improved property casualty reinsurance market and to demonstrate improved operating results in 2002.

         The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies. If either of S&P or A.M. Best were to downgrade us, such downgrade would likely have a material negative impact on our ability to expand our reinsurance portfolio and renew our existing reinsurance portfolio, especially if we were to be downgraded more than one level from the "A" rating category to the "B" rating category.

         These ratings are based upon factors that may be of concern to policyholders, agents and intermediaries, but may not reflect the considerations applicable to an investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

         In addition, if we were downgraded below "A-" by either rating agency, an event of default would occur under PXRE Delaware's credit agreement with First Union National Bank, as agent, and the lenders thereunder (the "First Union Loan"). As of December 31, 2001, the principal amount of $55 million was outstanding under the First Union Loan. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition -- Liquidity and Capital Resources" for a full description of the terms and provisions of the First Union Loan.

         It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies. Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage. It is impossible to predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition or future prospects, but such an effect could potentially be materially adverse. In addition, certain of our excess of loss reinsurance contracts require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers if A.M. Best were to downgrade us below "A-." If A.M. Best were to downgrade us to "B++" or below, certain other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel the contract and require us to pay a termination fee. The amount of the termination fee would be dependent upon various factors, including level of loss activity.

History

         PXRE Delaware was organized in July 1986 by Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of February 28, 2002, Phoenix Home Life owned 1,131,700 of the Company's common shares.

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

         On December 11, 1996, TREX merged into PXRE Delaware (the "Merger"), and each share of common stock of TREX was converted into the right to receive
1.0575 shares of PXRE Delaware common stock. Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance and was re-named Transnational Insurance Company. The Merger was accounted for using the purchase method of accounting; therefore, net income of TREX (including Transnational Reinsurance/Transnational Insurance) was included in PXRE Delaware's consolidated results of operations from the date of the Merger.

         In mid-1999, PXRE Reinsurance formed a finite reinsurance unit to provide structured/finite coverages combining elements of risk transfer and managing the impact of such risks on a client's financial statements and cash flow.

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

         In the third quarter of 2001, we announced that we were returning to our core focus on property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products. Prior to 1998, these had been our only significant lines of coverage. Beginning in 1997, the pricing and terms in our core property reinsurance markets began to deteriorate, resulting in a soft reinsurance market that only began to recover in late 2000. We decided to pursue a variety of diversification efforts to enhance our competitiveness and growth opportunities in that soft reinsurance market environment. Our diversification initiatives included:

         o the establishment of a Lloyd's of London ("Lloyd's") underwriting syndicate and managing agent;

         o  the establishment of an excess and surplus lines operation;

         o the addition of a reinsurance platform offering primarily casualty products directly to insurance companies (rather than through reinsurance brokers);

         o the enhancement of our international broker market reinsurance platform to include additional lines of business, including casualty and credit risks;

         o an acceleration of business offerings to one of our managed business participants;

         o  the formation of a finite reinsurance unit; and

         o  the establishment of a direct presence in the Bermuda market.

         As the reinsurance market conditions began to improve, we undertook a significant strategic realignment in 2000 through 2001, exiting our excess and surplus lines, Lloyd's and direct operations. This follows our gradual withdrawal from the facultative reinsurance business over the last several years.

         During the third quarter of 2000, we stopped underwriting new or renewal business through our Lloyd's vehicle, PXRE Limited, the sole member of Lloyd's Syndicate 1224 ("PXRE Lloyd's Syndicate"), which had been active in the accident and health, property catastrophe, aerospace, facultative and casualty reinsurance areas. This decision followed our redomestication to Bermuda and the resulting direct access to the risks written in this market, which reduced the benefit of a Lloyd's presence. Our Lloyd's Managing Agency, PXRE Managing Agency Limited, ceased managing third party syndicates at Lloyd's as of January 1, 2001 and was sold in April 2001 at approximately book value; the syndicate run-off is ongoing. We are continuing to run-off the business underwritten through PXRE's Lloyd's Syndicate.

         During the fourth quarter of 2000, Transnational Insurance Company ("Transnational Insurance"), an excess and surplus lines carrier which, prior to our withdrawal, had specialized in non-standard and excess property insurance risks distributed substantially all of its assets and liabilities to PXRE Reinsurance and the remaining corporate shell was sold on December 21, 2000. Net premiums earned on this business were not material in 1999 and 2000.

         In September 2001, completing the return to our core business, we decided to exit the casualty reinsurance business that was principally underwritten by our direct reinsurance unit. Our direct reinsurance portfolio consists primarily of North American general liability, automobile, workers' compensation and per-risk excess business. We had expanded into this area in an effort to diversify during the most difficult period in the property catastrophe pricing cycle, and hired a direct underwriting team from National Reinsurance Company/General Reinsurance Company to establish the operation de novo, with a focus on small to medium-sized insurance company clients. This unit ceased writing both new and renewal treaties in September 2001 and the unit was closed at the end of February, 2002. We also ceased underwriting our more limited portfolio of international pro-rata casualty reinsurance as part of the return to our core property reinsurance focus. We remain liable for losses incurred in these lines of business and expect that the majority of this business will be run-off during the next 5 to 7 years.

         As a result of this strategic realignment, we reduced the number of our employees from a high of 103 in December, 1999 to 59 at the end of February, 2002.


Underwriting Operations

         Through our subsidiaries, we are principally engaged in providing treaty reinsurance to primary insurers and retrocessional coverage to other reinsurers of commercial and personal property risks. We also provide marine and aerospace reinsurance and retrocessional products and services. We have specialized in property reinsurance, including a strong focus on catastrophe-type products.

Operating Segments

         We operate in four reportable property and casualty segments - catastrophe and risk excess, casualty, structured/finite business and all other lines - based on our method of internal management reporting. In addition, we operate in two geographic segments - North American representing North American based risks written by North American based clients and International (principally the United Kingdom, Continental Europe, Australia, Latin America, the Caribbean and Asia) representing all other premiums written. These reportable segments were redefined during 1999 once the platform for the diversification strategy was largely in place. With the return to our core lines of business, we expect to re-define these segments in 2002.

         The following tables present the distribution of our net premiums written, net premiums earned and underwriting operations for the years ended December 31, 2001, 2000 and 1999:

                                                                            Net Premiums Written (1)

                                                                            Year Ended December 31,

                                                         2001                         2000                         1999
                                                         ----                         ----                         ----
                                                 Amount        Percent         Amount       Percent        Amount        Percent
                                            ----------------------------------------------------------------------------------------
                                                                       (in thousands, except percentages)

Catastrophe and Risk Excess
    North American                          $        34,127               $        20,354              $        26,704
    International                                    90,107                        74,197                       63,957
    Excess of loss cessions                         (60,485)                      (15,489)                     (18,883)
                                            ---------------               ---------------              ---------------
                                                     63,749       41%              79,062       46%             71,778       52%
                                            ---------------               ---------------              ---------------

Casualty
    North American                                   27,325                        26,766                       13,148
    International                                    13,389                        14,876                       12,851
                                            ---------------               ---------------              ---------------
                                                     40,714       26               41,642       24              25,999       19
                                            ---------------               ---------------              ---------------

Structured/Finite Business
    North American                                   33,651                        20,245                            0
    International                                         0                             0                            0
                                            ---------------               ---------------              ---------------
                                                     33,651       22               20,245       12                   0        0
                                            ---------------               ---------------              ---------------

Other Lines
    North American                                    4,294                         2,030                       12,073
    International                                    12,070                        29,722                       28,995
                                            ---------------               ---------------              ---------------
                                                     16,364       11               31,752       18              41,068       29
                                            ---------------      ---      ---------------      ---     ---------------      ---

Total                                       $       154,478      100%     $       172,701      100%    $       138,845      100%
                                            ===============      ===      ===============      ===     ===============      ===

                                                                            Net Premiums Earned (1)

                                                                            Year Ended December 31,

                                                         2001                         2000                         1999
                                                         ----                         ----                         ----
                                                 Amount        Percent         Amount       Percent        Amount        Percent
                                            ----------------------------------------------------------------------------------------
                                                                       (in thousands, except percentages)

Catastrophe and Risk Excess
    North American                          $        32,978               $        20,517              $        26,155
    International                                    92,224                        73,318                       61,241
    Excess of loss cessions                         (58,839)                      (19,115)                     (14,958)
                                            ---------------               ---------------              ---------------
                                                     66,363       41%              74,720       47%             72,438       56%
                                            ---------------               ---------------              ---------------
Casualty
    North American                                   27,145                        19,062                       11,593
    International                                    13,310                        13,865                        9,794
                                            ---------------               ---------------              ---------------
                                                     40,455       25               32,927       21              21,387       17
                                            ---------------               ---------------              ---------------

Structured/Finite Business
    North American                                   32,365                        17,791                            0
    International                                         0                             0                            0
                                            ---------------               ---------------              ---------------
                                                     32,365       20               17,791       11                   0        0
                                            ---------------               ---------------              ---------------

Other Lines
    North American                                    3,336                         1,978                       11,296
    International                                    19,606                        32,790                       23,383
                                            ---------------               ---------------              ---------------
                                                     22,942       14               34,768       21              34,679       27
                                            ---------------      ---      ---------------      ---     ---------------      ---

Total                                       $       162,125      100%     $       160,206      100%    $       128,504      100%
                                            ===============      ===      ===============      ===     ===============      ===

                                                                          Underwriting Operations (2)

                                                                            Year Ended December 31,

                                                         2001                         2000                         1999
                                                         ----                         ----                         ----
                                                 Amount        Percent         Amount       Percent        Amount        Percent
                                            ----------------------------------------------------------------------------------------
                                                                       (in thousands, except percentages)
Catastrophe and Risk Excess
    North American                          $       (29,607)              $        12,701              $       (31,591)
    International                                   (17,975)                       (2,609)                     (32,039)
    Excess of loss cessions                          38,117                       (11,265)                      15,476
                                            ---------------               ---------------              ---------------

                                                     (9,465)      65%              (1,173)      16%            (48,154)      87%
                                            ---------------               ---------------              ---------------

Casualty
    North American                                     (214)                         (347)                        (279)
    International                                    (3,118)                          100                         (242)
                                            ---------------               ---------------              ---------------
                                                     (3,332)      23                 (247)       3                (521)       1
                                            ---------------               ---------------              ---------------

Structured/Finite Business
    North American                                    2,944                         1,661                          411
    International                                         0                             0                            0
                                            ---------------               ---------------              ---------------
                                                      2,944      (20)               1,661      (22)                411       (1)
                                            ---------------               ---------------              ---------------

Other Lines
    North American                                     (276)                       (2,456)                        (715)
    International                                    (4,481)                       (5,214)                      (6,166)
                                            ---------------               ---------------              ---------------
                                                     (4,757)      32               (7,670)     103              (6,881)      13
                                            ---------------      ---      ---------------      ---     ---------------      ---

Total                                       $       (14,610)     100%     $        (7,429)     100%    $       (55,145)     100%
                                            ===============      ===      ===============      ===     ===============      ===

----------------
(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) to more accurately reflect business written for our own account.

(2) Underwriting operations include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses, losses incurred on weather contracts or management fees for syndicate agency management.

Catastrophe and Risk Excess

         Our catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property retrocessional, property risk excess, property London Market Excess ("LMX") and marine and aerospace excess reinsurance coverages. This portfolio can be characterized on a longer term basis as being comprised of coverages involving higher expected margins and greater volatility than the other coverages that we underwrite. In 2001, $124.2 million of premiums written after reduction for quota share cessions were attributable to the catastrophe and risk excess portfolio, or $63.7 million net of specific excess of loss retrocessional reinsurance ceded to other reinsurers. In 2001 and 2000, this segment produced underwriting losses of $9.5 million and $1.2 million, respectively, largely as a result of the September 11th terrorist attacks in 2001 and, in 2000, as a consequence of development on French storms that occurred in the last week of 1999. The increase in premium volume for catastrophe and risk excess coverages in 2001 was largely attributable to price increases and increases in the volume of business written in the aftermath of the 1999 International losses. The increase in premium volume for catastrophe and risk excess coverages in 2000 was largely attributable to increases in marine and aerospace coverages.

         The exposures underlying the North American portion of this segment emanate principally from East Coast and Gulf hurricanes and Midwest and West Coast earthquakes. The exposures underlying the International portion of this segment emanate principally from European, Japanese and Caribbean windstorm, flood and earthquake risks, major oil rig explosions, cruise ship disasters, satellite failures, commercial airplane crashes and similar risks.

Casualty

         Our casualty segment consists principally of North American general liability, commercial and personal auto liability, risk excess and other liability coverages and International pro rata casualty coverages. We decided to stop underwriting new or renewal casualty business in September 2001 as part of our strategic realignment. This segment could be characterized on a longer term basis as being comprised of coverages involving lower margins and less volatility than our catastrophe and risk excess segment. Additionally, the long-term nature of these liabilities will generate investment income. The casualty portfolio accounted for $40.7 million of net premiums written in 2001, with approximately two-thirds of the business written in the North American geographic segment and one-third in the International geographic segment. Premiums written in 2001 represented a 2% decrease from 2000. In 2001, the casualty segment produced an underwriting loss of $3.3 million.

Structured/Finite Business

         We entered the structured/finite business in mid-1999 with products combining elements of risk transfer and management of the impact of such risk by our clients. Due to our small size, we have pursued a niche focus on smaller/medium sized clients. At the same time, we believe we have maintained a more conservative underwriting approach than many competitors, eschewing riskier transactions and opportunistically ceding business to other reinsurers to reduce payout and investment risks where appropriate. In returning to our core property reinsurance focus, we elected to continue our finite business, which we believe provides significant diversification and reduces the volatility to our overall portfolio. We also believe that market conditions in the wake of September 11th losses will present increased opportunities in this area.

         Premiums in this segment are expected to vary widely from period to period due to the large-transactional nature of this business. The risks reinsured are primarily casualty risks and are subject to some of the similar risks as our casualty segment. Net premiums written of $33.7 million were attributable to our structured/finite business in 2001. In 2001, the structured/finite segment produced an underwriting profit of $2.9 million. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts.

         Finite contracts that do not meet certain accounting requirements of the Financial Accounting Standard Board's Statement of Financial Accounting Standard ("SFAS") No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. During the second quarter of 2001, we entered into contracts that have expected deposits of $35.9 million from ceding companies on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Reinsurance, Ltd. ("Select Re") that are accounted for as deposits pursuant to SFAS No. 113, totaling $19.9 million. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

Other Lines

         Our Other Lines segment consists of many different coverages, the largest coverage being property pro rata amounting to $7.5 million in net premiums written in 2001. Other coverages include accident and health coverages, binding and line slip authorities written through PXRE Lloyd's Syndicate and credit coverages. Our Other Lines segment produced an underwriting loss of $4.8 million in 2001, down significantly from 2000. During the third quarter of 2000, we ceased accepting new and renewal risks at PXRE Lloyd's Syndicate. With the return to our core lines of business, we do not expect to write a significant volume of premium in our Other Lines segment in the near future.

         See Note 10 of Notes to Consolidated Financial Statements for additional information regarding our reportable segments and geographic areas.


Underwriting

         Since inception, we have pursued a core strategy of leveraging the specialized analytical and underwriting expertise of our reinsurance professionals in high-severity, low-frequency lines of business.

         Our underwriting process emphasizes a team approach among our underwriters, actuaries and claims staff and is strictly geared toward profitability rather than market share, with a resulting willingness to reduce underwriting commitments in a soft market.

         Reinsurance treaties are reviewed for compliance with our general underwriting standards and certain treaties are evaluated in part based upon our internal actuarial analysis. We manage our risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage and retrocessional agreements. As we underwrite risks from a large number of clients based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. We have developed systems and software tools to monitor and manage the accumulation of our exposure to such losses. We have established guidelines for maximum tolerable losses from a single or multiple catastrophic events based on historical data. However, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

         We utilize a two-tier approach to risk management, including both a portfolio optimization system and overall risk limits. Our portfolio optimization system incorporates third-party catastrophe modeling software and internally developed models. This system is used to price each reinsurance contract based on marginal capital requirements, and enables our underwriters to dynamically evaluate potential new business and exposures against the background of our existing business to optimize the overall portfolio. Any new business bound is incorporated in this analytical approach to enable a dynamic assessment of the portfolio. Our portfolio is also subject to management-specified probabilistic risk limits for the business as a whole, by territory and by type of event. Our management believes that the portfolio model is a valuable tool to supplement the experience and judgment of our underwriters.

         In addition, to avoid the perils associated with exclusively model-driven underwriting, we maintain overall risk limits based on absolute, rather than probabilistic risk. These limits are evaluated in the context of rate levels, terms and conditions and buying practices of clients, and adapted depending on expected risk-adjusted returns.

         We have traditionally maintained strict limits to departmental underwriting authority, with approval by two, three or more members of a seven-member underwriting committee required for all business deemed outside the predominant risk distribution of the overall portfolio.

Marketing

         We provide reinsurance for international insurance and reinsurance companies headquartered, principally, in the United Kingdom, Continental Europe, Australia, Latin America, the Caribbean and Asia. In the United States, we currently reinsure both national and regional insurance and reinsurance companies and specialty insurance companies.

         Historically, we have obtained substantially all of our reinsurance business through reinsurance intermediaries, which represent our clients in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through whom we obtain this business are authorized to arrange any business in our name without our approval. We pay commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business ceded. These commission payments constitute part of our total acquisition costs and are included in our underwriting expenses. We generally pay reinsurance brokerage commissions believed to be comparable to industry norms.

         Approximately 17.0%, 14.8%, 14.7% and 13.3% of gross premiums written in fiscal year 2001 were arranged through Pegasus Advisors-Towers Perrin Reinsurance, the worldwide branch offices of Aon Group Ltd., Benfield Greig Ltd. and Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.), respectively. The commissions we paid to these intermediaries are generally at the same rates as those paid to other intermediaries.

         In mid-1998, we established a U.S. based direct writing reinsurance unit to complement our existing brokerage-based reinsurance operations. As part of our strategic realignment, we decided in September, 2001 to abandon this initiative and to focus exclusively on the broker reinsurance market. Approximately 87.9% and 12.1% of PXRE's 2001 net premiums written were written in the broker and direct markets, respectively.

Competition

         Competitive forces in the property and casualty reinsurance and insurance industry are substantial. We operate in an industry that is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. This trend became more pronounced in the wake of September 11th, with the formation of a number of large well capitalized reinsurance companies in Bermuda and the significant level of additional capital raised by existing competitors. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. We compete with numerous major reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than us, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies, and underwriting syndicates. We also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by us.

         Competition in the types of reinsurance business which we underwrite is based on many factors, including the perceived overall financial strength of a reinsurer, premiums charged, other terms and conditions, ratings of A.M. Best, S&P and Moody's Investors Service, Inc. ("Moody's"), service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states and the District of Columbia, Puerto Rico, Colombia and Mexico, and PXRE's Brussels Branch operates from Belgium. PXRE Bermuda is licensed to do business only in Bermuda. PXRE Barbados is licensed only in Barbados.

         The property and casualty reinsurance industry experienced an extended period of soft market conditions characterized by inadequate pricing. These conditions began to improve as a result of loss activity in Europe and the Caribbean region in late 1999. In the wake of the September 11th attacks on the World Trade Center and the Pentagon, which have resulted in industry losses estimated as high as $45-75 billion, representing the largest insured event in history, reinsurance markets across the world have hardened significantly. Even before the September 11th attacks, property catastrophe rates were improving at a significant pace. In the wake of this loss, we have experienced significant rate increases of 20% to 100% in our core property catastrophe, risk excess and marine and aerospace lines.

Retrocessional Agreements

         The following table sets forth certain information regarding the volume of premiums we ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                          2001                2000                1999
                                                                     ---------------     ---------------     ---------------
                                                                                         (in thousands)

Gross premiums written                                               $       290,213     $       268,990     $       221,349
Reinsurance premiums ceded:
    Managed business participants                                             50,271              36,239              42,549
    Finite                                                                    13,573              26,814                   0
    Catastrophe coverage, surplus
    reinsurance and other                                                     71,891              33,236              39,955
                                                                     ---------------     ---------------     ---------------
Total reinsurance premiums
    ceded                                                                    135,735              96,289              82,504
                                                                     ---------------     ---------------     ---------------

Net premiums written                                                 $       154,478     $       172,701     $       138,845
                                                                     ===============     ===============     ===============

         In the past, we have been able to increase our underwriting commitments and to generate management fee income by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements whereby we managed business for such participants. In 2001, we were a party to two such arrangements. The first such arrangement is referred to as the AMA. The AMA was a pool consisting of a number of insurance companies (the "Pool"), for which PXRE Reinsurance acted as reinsurance manager. In 2001, the Pool was comprised of Merrimack Mutual Fire Insurance Company, Pennsylvania Lumbermens Mutual Insurance Company and Auto-Owners Insurance Company. PXRE Reinsurance, as reinsurance manager, receives a commission based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience. The AMA facility terminated as of December 31, 2001 and was not renewed. Given the current favorable reinsurance market conditions, we have elected to retain more business for our own account and not seek additional managed business participants.

         The second managed business arrangement is with Select Re. PXRE Reinsurance is a party to a retrocessional agreement with Select Re (as amended from time to time, the "Select Re Quota Share Agreement"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2001, the proportional share of our non-casualty business ceded to Select Re under that agreement was 16.5%. This proportional share has been reduced to 8.0% for 2002. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity. In return, Select Re is obligated to pay us a management fee based on the gross premiums ceded to them under these quota share agreements.

         In addition to the Select Re Quota Share Agreement, we have entered into several other reinsurance transactions with Select Re during 2001 whereby:
(i) Select Re provided retrocessional support on several finite and other lines reinsurance transactions underwritten by PXRE; (ii) Select Re provided us with aggregate excess of loss retrocessional coverage that protects us against large losses arising from a single catastrophe event and against the accumulation of aggregate losses arising from a number of events; and (iii) we provided Select Re with catastrophe excess of loss retrocessional coverage that protects them in the event they incur significant losses arising from a single catastrophe event which involved premiums of $0.7 million. In 2001, we ceded reinsurance premiums of $58 million to Select Re and earned management fees and ceding commissions of $16.6 million.

         As of December 31, 2001, net assets of $102 million were due in the aggregate from Select Re, $82.1 million of which are secured by way of a reinsurance trust, or funds withheld by us. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of December 31, 2001, it had shareholders' equity of approximately $169 million and is privately owned by approximately 120 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we had designated Gerald L. Radke, our Chairman, President and Chief Executive Officer, to serve on Select Re's board of directors. In addition, Jeffrey L. Radke, one of our Executive Vice Presidents, also sits on Select Re's board. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select Re and had been appointed to Select Re's board while he served in that capacity. Mr. Gerald Radke resigned from Select Re's board in March, 2002 and Mr. Jeffrey Radke is now acting as our designee on their board of directors. Neither individual received any remuneration for serving on Select Re's board.

         As of December 31, 2001, Select Re held 1,112,200 of the Company's Common Shares, but subsequently liquidated its position in the open market during February 2002. Gerald Radke, Jeffrey Radke and Halbert Lindquist, one of our directors, each individually holds Select Re shares, but each such person holds less than 1% of Select Re's outstanding shares. Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner Investment Group, Inc. ("Mariner"). Mariner acts as the investment manager for our hedge fund portfolio. In 2001 and 2000, we incurred investment management fees of $0.8 million and $0.9 million, respectively to Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board has required that the Company cannot enter into any transaction with Select Re without the prior approval of the Company's Chief Financial Officer.

         A third such retrocessional arrangement with Trenwick America Reinsurance Corporation ("Trenwick Group") was not renewed upon its expiration on December 31, 1999. Under this arrangement we received, as reinsurance manager, a management fee based on premiums ceded, as well as a contingent profit commission equal to a percentage of any ultimate underwriting profits in connection with the reinsurance ceded. The contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience. Trenwick Group is currently rated "A-" by A.M. Best.

         The following table sets forth our earned commissions from retrocessionaires pursuant to our managed business arrangements for the periods indicated:

                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                          2001                2000                1999
                                                                     ---------------     ---------------     ---------------
                                                                                         (in thousands)

Commission                                                           $         5,130     $         4,159     $         3,851
Contingent profit commission (1)                                                 624                (271)               (761)
                                                                     ---------------     ---------------     ---------------
Total                                                                $         5,754     $         3,888     $         3,090
                                                                     ===============     ===============     ===============

---------------
(1) Contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience under the AMA and Trenwick Group arrangements and, prior to 1998, also under the arrangement with Select Re.

         We also purchase catastrophe retrocessional coverage for our own protection, depending on market conditions. We significantly increased our purchases of such coverage during the past three years. In 2001, we made additional retrocessional coverage purchases to protect against frequency exposure, which is the risk that we will suffer a significant accumulation of multiple smaller losses. In 2000 and 1999, catastrophe and other reinsurance ceded premiums written increased due to opportunistic purchases of catastrophe retrocessional protection. Certain business fronted on behalf of other reinsurers also contributed to the increase in catastrophe and other reinsurance ceded premiums written in 1999.

         At December 31, 2001, estimated losses recoverable (including incurred but not reported losses ("IBNR")), from retrocessionaires were $262.1 million, including $16.2 million of paid loss recoverables. $155.6 million, or 59%, of our reinsurance recoverables are attributable to the terrorist attacks of September 11th. Approximately 93% of our September 11th related reinsurance recoverables as of March 1, 2002 are either fully collateralized or reside with entities rated "A" or higher.

         We have a committee consisting of our chief executive officer and senior underwriting executives responsible for the selection of reinsurers as managed business participants or as participating reinsurers in the catastrophe coverage protecting us. Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer. This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization. All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to our approval.

         Although management carefully selects our retrocessionaires, we are subject to credit risk with respect to our retrocessionaires because the ceding of risk to retrocessionaires does not relieve us of our liability to clients.


Loss Liabilities and Claims

         We establish loss and loss expense liabilities (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for losses, including claims that have been reported to us by our reinsureds and claims for losses that have occurred but have not yet been reported to us. Under accounting principles generally accepted in the United States of America ("GAAP"), we are not permitted to establish loss reserves until an event that may give rise to a claim occurs.

         For reported losses, we establish liabilities when we receive notice of the claim. It is our general policy to establish liabilities for reported losses in an amount equal to the liability set by the reinsured. In certain instances, we will conduct an investigation to determine if the amount established by the reinsured is appropriate or if it should be adjusted.

         For incurred but not reported losses, a variety of methods have been developed in the insurance industry for use in determining our provision for such liabilities. In general, these methods involve the extrapolation of reported loss data to estimate ultimate losses. Our loss calculation methods generally rely upon a projection of ultimate losses based upon the historical patterns of reported loss development. Additionally, we make provision through our liabilities for incurred but not reported losses for any identified deficiencies in the liabilities for reported losses set by our reinsureds.

         Our management believes that our overall liability for losses and loss expenses maintained as of December 31, 2001 is adequate. There is a risk that our liability for losses and loss expenses could prove to be greater than expected in any year, because of the inherent uncertainty in the reserving process with a consequent adverse impact on future earnings and shareholders' equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. Historically, we have focused on property related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, we are required to make estimates of losses based on limited information from ceding companies as well as our own underwriting data due to the significant reporting delays which normally occur under our retrocessional book of business and with respect to insured losses that occur near the end of a reporting period.

         Historically, we have underwritten a small amount of casualty reinsurance. In 1998, we began underwriting new casualty lines of business and, in 1999 and 2000, we substantially expanded our casualty and finite businesses. With respect to casualty business, significant delay, ranging up to several years or more, can be expected between the reporting of a loss to us and settlement of our liability for that loss. As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claims handling procedures. In addition, most of the risks reinsured in our structured/finite business are also casualty risks and are subject to some of the same risks as our casualty business. While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

         Our difficulty in accurately predicting casualty losses may also be exacerbated by the limited amount of statistically significant historical data regarding losses on our casualty lines of business. We must therefore rely on the inherently less reliable historical loss patterns reported by ceding companies and industry loss standards in calculating our casualty reserves. Thus, the actual casualty losses and loss expenses may deviate, perhaps substantially, from estimates of liabilities reflected in our consolidated financial statements.

         The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2001, 2000 and 1999. Except with respect to certain workers' compensation liabilities, discounted by $0.4 million, and the reserves maintained by PXRE Bermuda, we do not discount our loss and loss expense liabilities; that is, we do not calculate them on a present value basis. PXRE Bermuda's reserves include a discount of $0.3 million.

                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                          2001                2000                1999
                                                                     ---------------     ---------------     ---------------
                                                                                         (in thousands)


Gross GAAP liability for losses and loss expenses at
    beginning of year .....................................          $       251,620     $       261,551     $       102,592
Add - Gross provision for losses and loss expenses:
    Occurring in current year .............................                  318,373             137,123             200,132
    Occurring in prior years ..............................                   34,339              77,330              57,129
                                                                     ---------------     ---------------     ---------------
    Total gross provision (1) .............................                  352,712             214,453             257,261
                                                                     ---------------     ---------------     ---------------
Less - Gross payments for losses and loss expenses:
    Occurring in current year .............................                   63,960              20,920              17,508
    Occurring in prior years ..............................                   85,904             210,520              80,794
                                                                     ---------------     ---------------     ---------------
    Total gross payments ..................................                  149,864             231,440              98,302
                                                                     ---------------     ---------------     ---------------
Add - Asset related to retroactive reinsurance assumed ....                     (763)              7,056                   0
Gross GAAP liability for losses and loss expenses at end
   of year ................................................          $       453,705     $       251,620     $       261,551
                                                                     ===============     ===============     ===============
Ceded GAAP liability for losses and loss expenses at end
   of year ................................................                 (245,906)            (96,117)           (101,035)
                                                                     ---------------     ---------------     ---------------
Net GAAP liability for losses and loss expenses at end of
   year ...................................................          $       207,799     $       155,503     $       160,516
                                                                     ===============     ===============     ===============
Foreign currency adjustment ...............................                       34                (947)                249
                                                                     ===============     ===============     ===============
Gross SAP liability for losses and loss expenses at end
   of year (2) ............................................          $       453,739     $       250,673     $       261,800
                                                                     ===============     ===============     ===============

---------------
(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange gains (losses) of $981,000, $(1,196,00) and $442,000 for 2001, 2000, and 1999, respectively.

(2) SAP is the State of Connecticut and Bermuda statutory accounting principles.

         The following table presents the development of our GAAP balance sheet liability for losses and loss expenses for the period 1991 through 2001. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities. The lower portion of the table shows the reestimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. These estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the reestimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

         Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1994 to be $150,000 was first reserved in 1991 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1992-1993 shown below. This table does not present accident or policy year development data.

                                                                             Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                 2001      2000       1999       1998       1997       1996       1995       1994
                                              -------------------------------------------------------------------------------------
                                                                       (in thousands, except percentages)
Liabilities for losses and loss expenses      $453,705   $251,620   $261,551   $102,592   $ 57,189   $ 61,389   $ 72,719   $ 81,836
Cumulative amount of liability paid through:
     One year later........................               85,904     210,519     75,814     29,108     23,708     42,698     41,601
     Two years later.......................                          265,904    102,526     39,853     40,673     55,620     58,968
     Three years later.....................                                     112,966     47,373     46,545     67,296     67,630
     Four years later......................                                                 50,085     52,220     70,676     76,762
     Five years later......................                                                            54,144     74,533     79,433
     Six years later........................                                                                      75,741     82,930
     Seven years later.....................                                                                                  84,049
     Eight years later.....................
     Nine years later......................
     Ten years later.......................
Liabilities reestimated as of:.............
     One year later........................               285,959    338,881    135,227     57,280     66,257     83,228     87,818
     Two years later.......................                          344,773    141,087     55,271     63,292     85,162     87,750
     Three years later.....................                                     139,220     63,151     61,178     83,178     90,409
     Four years later......................                                                 62,664     66,137     82,129     89,284
     Five years later......................                                                            65,819     85,820     88,326
     Six years later.......................                                                                       85,842     91,663
     Seven years later.....................                                                                                  93,116
     Eight years later.....................
     Nine years later......................
     Ten years later.......................

Gross reserves of TREX at date of merger...                                                             9,589      5,242      2,067
Gross reserve for elimination of one
   quarter lag for U.K. subsidiary.........                                      (1,191)

Gross cumulative redundancy (deficiency)
  through December 31, 2001:...............
     Amount................................               (34,339)   (83,222)   (37,819)    (5,475)     5,159     (7,881)    (9,213)
     Percentage............................                  (14%)      (32%)      (37%)      (10%)        7%       (10%)      (11%)
  Retrocessional recoveries................                16,487     22,707     10,747      5,919        (14)     8,227      4,072

Net cumulative redundancy (deficiency)
  through December 31, 2001:...............
     Amount................................               (17,852)   (60,514)   (27,072)       444      5,145        346     (5,141)
     Percentage............................                  (11%)      (38%)      (39%)        1%         9%         1%       (10%)


                                                 Year Ended December 31,
                                              ------------------------------
                                                1993       1992       1991
                                              ------------------------------

Liabilities for losses and loss expenses      $ 71,442   $ 88,668   $ 62,664
Cumulative amount of liability paid through:
     One year later........................     37,820     59,773     35,575
     Two years later.......................     54,400     79,926     48,393
     Three years later.....................     60,850     89,519     52,301
     Four years later......................     64,566     94,261     55,022
     Five years later......................     69,414     96,895     56,976
     Six years later........................    70,392     99,864     58,822
     Seven years later.....................     71,091    100,724     61,235
     Eight years later.....................     71,773    101,357     62,130
     Nine years later......................               101,935     62,557
     Ten years later.......................                           62,675
Liabilities reestimated as of:.............
     One year later........................     78,188    101,423     67,165
     Two years later.......................     76,902    103,632     62,262
     Three years later.....................     74,683    105,165     62,827
     Four years later......................     75,392    103,801     63,032
     Five years later......................     74,880    104,330     62,593
     Six years later.......................     74,173    104,222     63,632
     Seven years later.....................     73,934    103,854     63,792
     Eight years later.....................     75,126    103,663     63,633
     Nine years later......................               105,082     63,781
     Ten years later.......................                           65,451

Gross reserves of TREX at date of merger...        26
Gross reserve for elimination of one
   quarter lag for U.K. subsidiary.........

Gross cumulative redundancy (deficiency)
  through December 31, 2001:...............
     Amount................................     (3,658)   (16,414)    (2,787)
     Percentage............................        (5%)      (19%)       (4%)
  Retrocessional recoveries................      1,593      3,571       (938)

Net cumulative redundancy (deficiency)
  through December 31, 2001:...............
     Amount................................     (2,064)   (12,844)    (3,726)
     Percentage............................        (5%)      (36%)      (10%)

         During 2001, we incurred development from prior year losses amounting to $17.9 million net of reinsurance, primarily due to adverse development in our casualty, marine and aerospace lines of business, and further development on several historical catastrophe losses.

         Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate the future adequacy or inadequacy of our reserves based on the foregoing.

Investments

         We have established general procedures and guidelines for our investment portfolio and oversee investment management carried out by our investment managers. Phoenix Investment Partners, Limited, a subsidiary of Phoenix Home Life, and Mariner, a specialist in alternative investments, are our principal investment managers. Our investment policies stress conservation of principal, diversification of risk and liquidity. Our invested assets consist primarily of long-term bonds with fixed maturities, hedge funds, and short-term investments, but also include limited amounts of equity securities and other non-hedge fund limited partnership investments. Our investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities.

         As of December 31, 2001, we had, at fair market value, $219.5 million in fixed maturities, $153.5 million in non-hedge short-term investments, $115.6 million in hedge fund limited partnerships, $19.1 million in other limited partnerships and $0.6 million in equity securities. As at December 31, 2001, hedge fund investments were allocated among nineteen managers, with market values ranging from $0.8 million to $16.7 million. Hedge funds and other limited partnership investments are accounted for under the equity method, or as part of a trading portfolio, whereby both the investment income and any change in the fair market value are recorded through the investment income line of the income statement. Included in investments in limited partnerships and the trading portfolio are investments actively managed by Mariner. See Note 3 of Notes to Consolidated Financial Statements. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks and Uncertainties; and Investments" for further information regarding our investment portfolio, including our hedge fund portfolio.

         The following table summarizes our investments at December 31, 2001 and 2000 at fair value:

                                                                                 Analysis of Investments

                                                                  December 31, 2001                    December 31, 2000
                                                        -----------------------------------     -----------------------------------
                                                            Amount              Percent             Amount              Percent
                                                        ---------------     ---------------     ---------------     ---------------
                                                                             (in thousands, except percentages)
Fixed maturities:
    United States government securities                 $        48,413                 9.5%    $        48,759                10.0%
    Foreign government securities                                 5,355                 1.1               4,658                 1.0
    United States government sponsored agency
      and mortgage-backed securities                             54,535                10.7              32,659                 6.7
    Other mortgage and asset-backed securities                   20,620                 4.1              67,169                13.8
    Obligations of states and political
      subdivisions                                               35,070                 6.9              80,883                16.6
    Public utilities, industrial and
      miscellaneous securities                                   55,489                10.9              47,594                 9.9
                                                        ---------------     ---------------     ---------------     ---------------
      Total long-term fixed maturities                          219,482                43.2             281,722                58.0
Short-term investments with fixed maturities                    153,503                30.2              48,103                 9.9
                                                        ---------------     ---------------     ---------------     ---------------
      Total fixed maturities                                    372,985                73.4             329,825                67.9
Equity securities                                                   650                 0.1              16,260                 3.3
Hedge funds and other limited partnerships                      134,711                26.5             140,007                28.8
                                                        ---------------     ---------------     ---------------     ---------------
      Total investment portfolio                        $       508,346              100.0%     $       486,092               100.0%
                                                        ===============     ===============     ===============     ===============

         At December 31, 2001, the fair value of our investment portfolio exceeded its amortized cost by $33.4 million, of which $32.6 million related to limited partnerships and trading portfolios and $0.8 million related to unrealized appreciation on fixed maturities and equity securities. At December 31, 2000, the fair value of our investment portfolio exceeded its amortized cost by $26.7 million.

         The following table indicates the composition of our fixed maturity investments, including short-term investments, at fair value, by time to maturity at December 31, 2001 and 2000:

                                                                           Composition of Investments By Maturity

                                                                  December 31, 2001                    December 31, 2000
                                                        -----------------------------------     -----------------------------------
                                                            Amount              Percent             Amount              Percent
                                                        ---------------     ---------------     ---------------     ---------------
                                                                             (in thousands, except percentages)
Maturity (1)
One year or less                                        $       157,467                42.2%    $        69,827                21.2%
Over 1 year through 5 years                                      77,335                20.7              81,045                24.6
Over 5 years through 10 years                                    93,969                25.2              67,630                20.5
Over 10 years through 20 years                                        0                   0               8,856                 2.7
Over 20 years                                                    14,982                 4.0              13,908                 4.2
                                                        ---------------     ---------------     ---------------     ---------------
                                                                343,753                92.1             241,266                73.2

United States government sponsored
   agency and other mortgage and asset-
   backed securities                                             29,232                 7.9              88,559                26.8
                                                        ---------------     ---------------     ---------------     ---------------
    Total                                               $       372,985               100.0%    $       329,825               100.0%
                                                        ===============     ===============     ===============     ===============

---------------
(1)  Based on stated maturity dates with no prepayment assumptions.

         The average market yield to maturity of our long-term fixed maturities portfolio at December 31, 2001 and 2000, was 4.5% and 5.9%, respectively. At December 31, 2001, the fair value of our fixed maturities portfolio exceeded its amortized cost by $0.8 million. At December 31, 2000, the fair value of our fixed maturities portfolio exceeded its amortized cost by $0.2 million.

         The following table indicates the composition of our long term fixed maturities portfolio (at fair value), excluding short-term investments, by rating at December 31, 2001 and 2000:

                                                                    Composition of Fixed Maturities Portfolio By Rating

                                                                  December 31, 2001                    December 31, 2000
                                                        -----------------------------------     -----------------------------------
                                                            Amount              Percent             Amount              Percent
                                                        ---------------     ---------------     ---------------     ---------------
                                                                             (in thousands, except percentages)
Ratings (1)
United States government securities                     $        48,413                22.1%    $        48,759                17.3%
United States government sponsored agency and
    mortgage-backed securities                                   54,535                24.9              17,704                 6.3
Other mortgage and asset-backed securities
    Aaa and/or AAA                                               20,229                 9.2              66,689                23.7
    Aa2 and/or AA                                                     0                 0.0               3,119                 1.1
    A2 and/or A                                                       0                 0.0                 553                 0.2
    Baa2 and/or BBB                                                 391                 0.2                 494                 0.2
Obligations of states and political
    subdivisions
    Aaa and/or AAA                                               24,658                11.2              64,861                23.0
    Aa2 and/or AA                                                10,412                 4.7              24,774                 8.8
Public utilities and industrial and
    miscellaneous securities
    Aaa and/or AAA                                                  687                 0.3               5,908                 2.1
    Aa2 and/or AA                                                 1,023                 0.5              27,365                 9.7
    A2 and/or A                                                  37,482                17.1               6,204                 2.2
    Baa2 and/or BBB                                              11,395                 5.2               4,968                 1.8
    Ba2 and/or BB                                                 1,192                 0.5               5,345                 1.9
    Not rated or below BB                                         3,710                 1.7                 321                 0.1
Foreign government securities
    Ba2 and/or BB                                                 5,355                 2.4               4,658                 1.6
                                                        ---------------     ---------------     ---------------     ---------------
      Total                                             $       219,482               100.0%    $       281,722               100.0%
                                                        ===============     ===============     ===============     ===============

------------------
(1) Ratings as assigned by Moody's and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

         The investment committee of our Board and management periodically evaluate the composition of the investment portfolio and reposition the portfolio in response to market conditions in order to improve total returns while maintaining liquidity and superior credit quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Market Risk."

Regulation

United States

         The Company and PXRE Reinsurance are subject to regulation under the insurance statutes of various U.S. states, including Connecticut, the domiciliary state of PXRE Reinsurance. The regulation and supervision to which PXRE Reinsurance is subject relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, reserves for losses and other matters. In general, such regulation is for the protection of the reinsureds and policyholders, rather than investors.

         In addition, the Company and PXRE Delaware are subject to regulation under the insurance holding company statutes of various U.S. states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of its insurance holding company system, unless it has first notified the Connecticut Insurance Commissioner of its intention to enter into any such transaction and the Connecticut Insurance Commissioner had not disapproved of such transaction within the period specified by the Connecticut insurance statute. Among other things, such related company transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

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

         The principal sources of cash for the payment of operating expenses and income taxes, debt service obligations, and dividends by the Company are the receipt of dividends and net tax allocation payments from PXRE Reinsurance, PXRE Bermuda and PXRE Barbados. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside our control, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2002, without regulatory approval, is limited to approximately $33.2 million. During 2001, $30.1 million in dividends were paid by PXRE Reinsurance. See below for a discussion of dividend restrictions applicable to PXRE Bermuda and PXRE Barbados. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The NAIC is an organization that assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As at December 31, 2001, PXRE Reinsurance's surplus substantially exceeded its calculated risk-based capital.

         Effective January 1, 2001, the State of Connecticut requires that insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual - Version Effective as of January 1, 2001 ("Codification") subject to any deviations prescribed or permitted by the Insurance Commissioner of the State of Connecticut. Accounting changes adopted to conform to the provisions of the Codification are reported as an adjustment to unassigned surplus in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting had been applied retroactively for all prior periods. The effect of the adoption is a decrease in statutory surplus of $2.5 million.

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 2001, 2000 and 1999, PXRE Reinsurance's results were within the usual values for each of the twelve ratios, except for one ratio in 2001, three for 2000 and one ratio for 1999. PXRE's management believes that the one ratio that fell outside the usual range in 2001 was due to (a) an increase in excess of loss ceded premiums written, and (b) the statutory accounting effect of one retroactive contract. PXRE Reinsurance's three ratios outside the usual range in 2000 were due to (a) an increase in PXRE Reinsurance's net written premium 2000 as compared in 1999 due to the nonrenewal in 2000 of the intercompany pooling agreement between Transnational Insurance and PXRE Reinsurance caused by the sale of Transnational Insurance, (b) a decrease in investment income from certain alternative limited partnership investments in 2000 compared to 1999, and (c) the statutory accounting effect of one retroactive reinsurance contract. PXRE Reinsurance fell outside the usual ratio value in 1999 due to the unusual level of catastrophe losses in 1999.

         From time to time, various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, an initiative to create a federally guaranteed disaster reinsurance pool pre-funded by insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

Bermuda

         The Insurance Act 1978 of Bermuda and related regulations (collectively, the "Act") imposes on Bermuda insurance companies, including PXRE Bermuda, solvency and liquidity standards and auditing and reporting requirements, and grants to the Supervisor of Insurance powers to supervise, investigate and intervene in the affairs of insurance companies.

         The Act provides that the value of the general business assets of a Class 3 insurer must exceed the amount of its general business liabilities by a prescribed minimum solvency margin. PXRE Bermuda, as a Class 3 insurer, is required to maintain a minimum solvency margin equal to the greatest of: (A) $1 million, (B) 20% of net premiums written up to $6 million, or where net premiums are projected to exceed $6 million, $1.2 million plus 15% of net premiums written over $6 million or (C) 15% of loss reserves. In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Supervisor of Insurance, from declaring or paying any dividends during the next financial year.

         As a Class 3 insurer, PXRE Bermuda also is prohibited, without the approval of the Supervisor of Insurance, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements, and if it appears to the Supervisor of Insurance that there is a risk of the insurer becoming insolvent or that it is in breach of the Act or any conditions imposed upon its registration, the Supervisor may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit.

         The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Supervisor of Insurance, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

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

         At December 31, 2001, PXRE Bermuda's solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

Barbados

         PXRE Barbados is subject to regulation under Barbados' Insurance Act, 1996 (the "Barbados Act"). Under the Barbados Act, PXRE Barbados may only pay a dividend out of the realized profits of the company. PXRE Barbados may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and the stated capital accounts maintained in respect of all classes of shares.

         PXRE Barbados is also required to maintain assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business from time to time. In respect of its general insurance business, PXRE Barbados is required to maintain the following margin of solvency:

         (i) to the extent that premium income of the preceding financial year did not exceed US$750,000 - the assets must exceed liabilities by US$125,000;

         (ii) to the extent that premium income of the preceding financial year exceeds US$750,000 but is equal to or greater than US$5 million - the assets must exceed liabilities by 20% of the premium income of the preceding financial year; and

         (iii) to the extent that premium income of the preceding financial year exceeds US$5 million - the assets must exceed liabilities by the aggregate of US$1 million and 10% of the premium income of the preceding financial year.

         PXRE Barbados is not required at the present time to maintain any additional statutory deposits or reserves relative to its business.

United Kingdom

         PXRE Limited and PXRE Lloyd's Syndicate are subject to regulation by Lloyd's. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory bye-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities and a letter of credit with Lloyd's to support its underwriting) and prescribed methods of accounting. PXRE Lloyd's Syndicate has to comply with accounting regulation, internal reporting, and is subject to periodic examinations of compliance. The Lloyd's market is regulated externally by the Financial Services Authority, although the day-to-day regulation of the market remains the responsibility of the Council of Lloyd's. All cash and invested assets of PXRE Lloyd's Syndicate, amounting to approximately $15.4 million at December 31, 2001, are restricted from being paid as a dividend through June, 2003.


Taxation of PXRE and its Subsidiaries

         The following summary of the taxation of the Company, PXRE Bermuda, PXRE Barbados and our U.S. subsidiaries, including PXRE Reinsurance (collectively, the "PXRE U.S. Companies") is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. See, for example, "Legislation" below. Certain subsidiaries and branch offices of PXRE are subject to taxation related to our operations in the United Kingdom and Belgium.

Bermuda

         Under current Bermuda law, no income, withholding or capital gains are imposed on the Company or PXRE Bermuda. The Company and PXRE Bermuda have each received from the Supervisor of Insurance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or PXRE Bermuda or to any of their operations or their shares, debentures or other obligations until March 28, 2016. These assurances are subject to the proviso that they are not construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and PXRE Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act of 1967 of Bermuda or otherwise payable in relation to the land leased to the Company or PXRE Bermuda.

Barbados

         Under Barbados law, PXRE Barbados is subject to tax on its worldwide income at the normal corporation tax rate of 40%. PXRE Barbados is allowed a tax credit in respect of premiums from insurance business and investment income that does not originate in Barbados ("foreign business"). To the extent that the foreign business constitutes more than 81% of the aggregate total insurance business and investment returns of PXRE Barbados, PXRE Barbados will be allowed a tax credit of 93%, thereby reducing the effective tax rate in Barbados to 2.8%.

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

         On this basis, we do not expect that the Company and our subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. Federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below). However, irrespective of such guidelines, there can be no assurance that PXRE Bermuda and PXRE Barbados will qualify for the Bermuda Treaty and the Barbados Treaty, respectively, now or in the future, or that the Bermuda Treaty or the Barbados Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that they currently provide. In addition, because there is uncertainty as to the activities which constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States. The maximum federal tax rates currently are 35% for a corporation's income that is effectively connected with a trade or business in the United States. In addition, the U.S. branch profits tax of 30% is imposed each year on a foreign (or non-US) corporation's earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business which are deemed repatriated out of the United States, for a potential maximum effective tax rate of approximately 54% on the net business connected with a U.S. trade or business.

         The Company and its non-U.S. subsidiaries are subject to U.S. withholding tax at the 30 percent rate on certain "U.S. source investment income," which is not considered effectively connected with the conduct of a U.S. trade or business. This rate is reduced under the Barbados Treaty, to 5% for dividends paid to PXRE Barbados by our U.S. subsidiaries.

         The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to PXRE Bermuda and PXRE Barbados is 1% of gross premiums.

Legislation

         In early March, 2002, two bills were proposed in the U.S. House of Representatives that seek to prevent so-called "corporate inversion" transactions. Under these bills, a foreign corporation would be taxed as a U.S. domestic corporation under the Internal Revenue Code if it became a foreign corporation as a result of an "inversion transaction" under the bill proposed by Representative McInnis or "corporate expatriation transaction" under the bill proposed by Representative Neal. As currently drafted, the McInnis bill would only apply to transactions completed after December 31, 2001. Commencing with the 2004 tax year, the Neal bill would apply to "corporate expatriation transactions" that occurred prior to September 11, 2001. It is unclear whether our 1999 reorganization would be treated as a "corporate expatriation transaction" under the Neal bill as currently drafted.

         We are unable to predict whether the effort to enact either of the current legislative proposals to amend the Internal Revenue Code will be successful, what form any legislation may ultimately take and what impact any such legislation would have on us.

Employees

         We employed 63 full-time employees at December 31, 2001. No employees are represented by a labor union, and management considers its relationship with our employees to be excellent.

         PXRE Bermuda employees, including senior management of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

Item 2.      Properties

         The Company leases office space in Bermuda where the Company's principal executive offices are located, and in Edison, New Jersey, where PXRE Reinsurance's principal offices are located. We also lease office space in Brussels, Belgium, Norwalk, Connecticut and Richmond, Virginia.

Item 3.      Pending Legal Proceedings

         We are subject to litigation and arbitration in the ordinary course of business. Except as disclosed below, management does not believe that the eventual outcome of any such pending litigation or arbitration is likely to have a material effect on our financial condition or business. Pursuant to our insurance and reinsurance arrangements, disputes are generally required to be finally settled by binding arbitration.

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.3 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Both parties submitted motions of summary judgment, and the court denied both motions in an order dated as of January 18, 2002. The trial of this matter is expected to occur during the third quarter of 2002. The aggregate sum of $8.3 million is included in Other Assets; management has concluded that it is realizable and that no valuation allowance is necessary.

Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.


                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters

Common Shares

         The Company's Common Shares are listed on the New York Stock Exchange under the symbol "PXT." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Shares as reported by the New York Stock Exchange and cash dividends per Common Share declared and subsequently paid:

                                                             Closing Price
                                                             -------------
                                                       High                   Low                  Dividends
                                                       ----                   ---                  ---------

2000:
First Quarter                                      $    17.00            $    11.8125              $    0.06
Second Quarter                                          17.00                 13.50                     0.06
Third Quarter                                           16.00                 12.625                    0.06
Fourth Quarter                                          17.125                12.625                    0.06

2001:
First Quarter                                      $    19.75             $   14.875               $    0.06
Second Quarter                                          19.50                 16.36                     0.06
Third Quarter                                           19.25                 10.40                     0.06
Fourth Quarter                                          17.64                 12.25                     0.06

         These prices represent quotations by dealers and do not include markups, markdowns or commissions, and do not necessarily represent actual transactions. As of March 22, 2002, there were 11,944,271 Common Shares issued and outstanding, which shares were held by approximately 168 shareholders of record and, based on the Company's best information, by approximately 1,150 beneficial owners of the Common Shares. See Notes 8 and 9 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans. The Preferred Shares, following the closing of the Preferred Stock Investment, will be ultimately convertible into 9,560,229 common shares, representing approximately 44.5% of the Company's outstanding common shares on a fully diluted basis as of March 22, 2002. See "Market for Registrants Common Equity and Related Shareholder Matters--Preferred Shares" below.

         The payment of dividends on the Common Shares is subject to the discretion of the Company's Board of Directors which will consider, among other factors, our operating results, overall financial conditions, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future. Following the consummation of the Preferred Stock Investment, the payment of dividends on the Company's Common Shares will be subject to the following limitations: (i) no dividend may be paid upon the Common Shares if the dividends payable upon the Preferred Stock are overdue, (ii) the amount of dividends paid with respect to the Common Shares may not be increased at a cumulative annualized rate of more than 10% at any time prior to the third anniversary of the closing (the "Closing") of the Preferred Stock Investment (the "Permitted Dividend Amount") without the consent of the majority of the Preferred Shareholders; and (iii) at any time on or after the third anniversary of the Closing, no dividend may be paid that would result in payment of any dividend or other distribution with respect to Common Shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital stock of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount. For this purpose, the term "Permitted Tender Offer Amount" means an amount equal to 20% of the cumulative amount by which our consolidated net income in any calendar year commencing with the year ending December 31, 2002 exceeds $50 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of our capital stock on or after December 10, 2001.

         As a holding company, the Company is largely dependent upon dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay dividends to the Company's shareholders. PXRE Reinsurance is subject to U.S. state laws, and PXRE Bermuda is subject to Bermuda law, which may restrict their ability to distribute dividends. In addition, certain covenants in our bank credit agreement may restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Regulation" for further information concerning restrictions contained in our bank credit agreement and under U.S. and Bermuda law.

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

Preferred Shares

         On December 10, 2001, the Company entered into a Share Purchase Agreement with Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P. (together with Capital Z Financial Services Fund II, L.P., Capital Z), Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. (together with Reservoir Capital Master Fund, L.P., Reservoir) and Richard E. Rainwater (Rainwater) (each of Capital Z, Reservoir and Rainwater, a Purchaser, and together, the Purchasers). The Share Purchase Agreement provides for the sale by the Company to the Purchasers of 7,500 shares of Series A Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series Al (Al Preferred Shares) and 2,500 shares allocated to sub-series A2 (A2 Preferred Shares); the purchase of 5,000 shares of Series B Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 (B1 Preferred Shares) and 1,666.667 shares allocated to Series B2 (B2 Preferred Shares); and 2,500 shares of Series C Preferred Shares, allocated to two sub-series of shares. 1,666.667 shares allocated to Series Cl (Cl Preferred Shares) and 833.333 shares allocated to Series C2 (C2 Preferred Shares). The material terms and provisions of the rights, preferences and privileges of the Preferred Shares and Convertible Common Shares are contained in the Description of Stock for Series A Convertible Voting Preferred Shares, Series B Convertible Voting Preferred Shares, Series C Convertible Voting Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares (Description of Stock), the form of which is contained as Exhibit A to the Share Purchase Agreement (a copy of which is incorporated herein by reference as Exhibit 4.16 hereto).

         For each series, each Preferred Share, in whole or in part, is convertible at any time at the option of the holder into Convertible Common Shares for such series. The number of Convertible Common Shares per Preferred Share issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the Preferred Shares plus accrued but unpaid dividends thereon, by the conversion price then in effect. The initial conversion price is $15.69. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional Common Shares in a private transaction below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. No adjustment will occur unless the development exceeds a deductible of $7 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12 million of further development.

         Al Preferred Shares, Bl Preferred Shares and Cl Preferred Shares will be mandatorily convertible into Class A Common Shares, Class B Common Shares and Class C Common Shares, respectively, on the third anniversary of the date of issuance, and all remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on the sixth anniversary of the date of issuance. The conversion price used in connection with the mandatory conversion of Al, B1 and Cl Preferred Shares includes price protection. Notwithstanding the foregoing, on any conversion date, to the extent necessary to prevent the initial Purchasers of Preferred Shares and their affiliates from owning more than 49.9% of the capital shares of the Company following conversion, we shall have the right (but not the obligation) to make a cash payment in lieu of Convertible Common Shares equal to the fair market value of the Convertible Common Shares that would have been received in excess of the 49.9% limitation in connection with any conversion, plus an additional tax gross-up amount to take into account in appropriate circumstances the difference between the federal income tax rate on long-term capital gains and the federal ordinary income tax rate that might apply to the recipient on the receipt of a cash payment in lieu of Convertible Common Shares.

Convertible Common Shares

         Except as otherwise provided, each class of Convertible Common Shares shall have the same rights, preferences and restrictions as Common Shares. The Convertible Common Shares shall automatically convert into Common Shares on a one-for-one ratio upon a transfer of record ownership thereof to any person other than Capital Z, Reservoir, Rainwater, or any of their respective affiliates or limited partners (including without limitation in connection with a public offering of such shares), or a person approved by the Board of Directors in its sole discretion. Convertible Common Shares may be converted at the option of the holder thereof into Common Shares on a one-for-one ratio at any time that such holder would be entitled to vote Preferred Shares generally in the election of directors in accordance with the Description of Stock.

         The aggregate purchase price to be paid by the Purchasers for the shares of Preferred Stock to be issued in accordance with the Share Purchase Agreement totals $150 million. The closing of the Preferred Stock Investment is subject to customary closing conditions, including regulatory approval. The Company's shareholders approved the transaction on February 12, 2002. The Connecticut Insurance Department held a hearing to consider the investment on March 13, 2002 and, under Connecticut law, the Connecticut Insurance Commissioner is required to render her decision on the matter within thirty days of the conclusion of the hearing.

Item 6.      Selected Financial Data.

                                                                              Year Ended December 31,
                                                      ------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                           (1)            (1)          (1)(2)         (1)(2)         (1)(2)
                                                      ------------   ------------   ------------   ------------   ------------
                                                          (in thousands, except per share data and ratios)

Income Statement Data:
Gross premiums written                                $    290,213   $    268,990   $    221,349   $    136,215   $    126,232
Premiums ceded                                            (135,735)       (96,289)       (82,504)       (47,521)       (26,177)
                                                      ------------   ------------   ------------   ------------   ------------
Net premiums written                                       154,478        172,701        138,845         88,694        100,055
Change in unearned premiums                                  7,647        (12,495)       (10,342)         3,692         (8,640)
                                                      ------------   ------------   ------------   ------------   ------------
Net premiums earned                                        162,125        160,206        128,503         92,386         91,415
Net investment income                                       30,036         30,037         47,173         19,612         31,191
Net realized investment gains (losses)                       4,023          3,191         (3,766)        (3,862)         2,467
Management fees                                              5,786          5,483          3,590          2,172          3,006
                                                      ------------   ------------   ------------   ------------   ------------
    Total revenues                                         201,970        198,917        175,500        110,308        128,079
                                                      ------------   ------------   ------------   ------------   ------------
Losses and loss expenses incurred                          151,703        137,765        159,259         57,793         12,491
Commissions and brokerage                                   30,350         34,899         27,702         20,563         19,138
Other operating expenses                                    29,606         35,407         30,053         19,313         15,716
Interest expense                                             4,424          4,778          3,915          1,395          3,325
Minority interest in consolidated subsidiary                 8,877          8,875          8,790          8,928          8,184
                                                      ------------   ------------   ------------   ------------   ------------
    Total losses and expenses                              224,960        221,724        229,719        107,992         58,854
                                                      ------------   ------------   ------------   ------------   ------------
(Loss) income before income taxes, cumulative
    effect of accounting change, and
    extraordinary item                                     (22,990)       (22,807)       (54,219)         2,316         69,225
Income tax benefit (provision)                               4,704         12,007         12,775          1,206        (22,198)
                                                      ------------   ------------   ------------   ------------   ------------
(Loss) income before cumulative effect of
    accounting change and extraordinary loss
                                                           (18,286)       (10,800)       (41,444)         3,522         47,027
Cumulative effect of accounting change, net
    of tax                                                     319              0           (695)             0              0
Extraordinary loss on debt redemption, net of
    tax                                                          0              0              0           (843)        (2,774)
                                                      ------------   ------------   ------------   ------------   ------------
Net (loss) income available to common
    shareholders                                      $    (17,967)  $    (10,800)  $    (42,139)  $      2,679   $     44,253
                                                      ============   ============   ============   ============   ============

                                                                               Year Ended December 31,
                                                      ------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                           (1)            (1)          (1)(2)         (1)(2)         (1)(2)
                                                      ------------   ------------   ------------   ------------   ------------
                                                                     (in thousands, except per share data and ratios)

Ratio of earnings to fixed charges (3)                           0              0              0           1.09           6.59
Ratio of earnings to combined fixed charges
   and preferred dividends (3)                                   0              0              0           1.09           6.59
Basic earnings per common share:
   (Loss) income before cumulative effect of
   accounting change and extraordinary item           $      (1.58)  $      (0.95)  $      (3.58)  $       0.26   $       3.41
   Cumulative effect of accounting change                     0.03              0          (0.06)             0              0
   Extraordinary loss                                            0              0              0           0.06           0.20
                                                      ------------   ------------   ------------   ------------   ------------
Net (loss) income                                     $      (1.55)  $      (0.95)  $      (3.64)  $       0.20   $       3.21
                                                      ------------   ------------   ------------   ------------   ------------
Average common shares outstanding                           11,578         11,394         11,568         13,339         13,776
                                                      ============   ============   ============   ============   ============
Diluted earnings per common share:
   (Loss) income before cumulative effect of
   accounting change and extraordinary item           $      (1.58)  $      (0.95)  $      (3.58)  $       0.26   $       3.39
   Cumulative effect of accounting change                     0.03              0          (0.06)             0              0
   Extraordinary loss                                            0              0              0           0.06           0.20
                                                      ------------   ------------   ------------   ------------   ------------
Net (loss) income                                     $      (1.55)  $      (0.95)  $      (3.64)  $       0.20   $       3.19
                                                      ============   ============   ============   ============   ============
Average common shares outstanding                           11,578         11,394         11,568         13,452         13,893
                                                      ============   ============   ============   ============   ============

Cash dividends per common share                       $       0.24   $       0.24   $       0.64   $       1.01   $       0.88

Other Operating Data:
GAAP loss ratio (4)                                           93.6%          86.0%         123.9%          62.6%          13.7%
GAAP underwriting expense ratio (4)                           33.4           40.5           43.0           40.9           34.8
                                                      ------------   ------------   ------------   ------------   ------------
GAAP combined ratio (4)                                      127.0%         126.5%         166.9%         103.5%          48.5%
                                                      ============   ============   ============   ============   ============

                                                                                  As of December 31,
                                                      ------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                      ------------   ------------   ------------   ------------   ------------
                                                                     (in thousands, except per share data and ratios)

Balance Sheet Data:
Cash and investments                                  $    531,233   $    505,101   $    524,303   $    490,594   $    527,738
Total assets                                             1,005,938        784,747        780,180        632,691        608,172
Losses and loss expenses                                   453,705        251,619        261,551        102,592         57,189
Minority interest in consolidated subsidiary                99,530         99,525         99,521         99,517         99,513
Debt payable                                                55,000         65,000         75,000         50,000         21,414
Total stockholders' equity                                 239,780        259,386        263,279        334,376        386,688
Book value per common share                           $      20.20   $      21.94   $      22.54   $      27.13   $      28.10
Statutory capital and surplus
   PXRE Reinsurance Company                           $    331,959   $    348,858   $    399,007   $    447,229   $    451,321
   PXRE Reinsurance Ltd.                                    34,332         29,982         24,598            N/A            N/A

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

(2) In the fourth quarter of 1999, the Company changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998, amounted to a loss of approximately $140,000. This loss was charged to retained earnings during 1999 in order to report only twelve months operating results. The U.K. operations of PXRE Limited and PXRE Managing Agency are included in the consolidated results on a one-quarter lag basis from 1997 through the third quarter of 1999.

(3) The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations, (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest, and (ii) fixed charges consist of interest on indebtedness and that portion of rentals which is deemed by the Company's management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $22.5 million, $22.8 million and $55.3 million for the years ended December 31, 2001, 2000, and 1999 respectively. The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $22.5 million, $22.8 million and $55.3 million for the years ended December 31, 2001, 2000, and 1999 respectively.

(4) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of the Company prepared in accordance with U.S. GAAP.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The following is a discussion and analysis of our results of operations for the year ended December 31, 2001 compared with the years ended December 31, 2000 and 1999, and also a discussion of our financial condition at December 31, 2001. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may vary materially from the results described or implied by these forward-looking statements.

Overview

            PXRE Group Ltd. (the "Company" and collectively with its subsidiaries, "PXRE" or "we") provides reinsurance products and services to a worldwide market place through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients, where we have been among the leading franchises for two decades. Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our reinsurance products have been, and will continued to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our client's claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount.

            We also provide our clients with property per-risk, marine and aerospace reinsurance products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess of loss reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property per-risk, marine and aerospace business is also written on an excess-of-loss basis with aggregate limits on our exposure to losses.

         We also provide our clients with finite reinsurance products. Unlike traditional reinsurance products that are primarily focused on transferring risk from the client to the reinsurer, finite products combine elements of risk transfer and the management of the impact of such risk by our clients. Finite reinsurance contracts are highly customized for each transaction. Under a typical finite contract, a portion of the expected losses are ultimately borne by our client and are funded through the payment of premium and the income we earn on that premium. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients will share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse is than expected, our finite clients participate in this negative outcome. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us over a period of years affect the profitability of the contract and the magnitude of any premium and commission adjustments.

         The Company was formed in 1999 as part of the reorganization of PXRE Corporation ("PXRE Delaware"). Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol PXT. The reorganization also involved the establishment of a Bermuda based reinsurance company, PXRE Reinsurance Ltd. ("PXRE Bermuda"), operations in Barbados through PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), and the formation of a reinsurance intermediary, PXRE Solutions Inc. ("PXRE Solutions").

Recent Developments

         On December 10, 2001, we signed a definitive agreement with Capital Z Financial Services Fund II, investment funds managed by Reservoir Capital Group, and Richard Rainwater, to invest $150 million in new equity capital in the form of convertible preferred stock (the "Preferred Stock Investment"). The capital infusion from the Preferred Stock Investment will enable us to increase underwriting capacity and therefore maximize participation in the hardening reinsurance market following the September 11th terrorist attacks. The closing of the Preferred Stock Investment is subject to customary closing conditions, including regulatory approval. The Company's shareholders approved the transaction on February 12, 2002. The State of Connecticut Insurance Department held a hearing to consider the investment on March 13, 2002 and, under Connecticut law, the Connecticut Insurance Commissioner is required to render her decision on the matter within thirty days of the conclusion of the hearing.

Background

         Following a diversification effort into Lloyd's and the casualty sectors during the soft reinsurance market of the late 1990s, we decided to exit these businesses during 2000 and 2001, and are today fully focused on our traditional core property reinsurance operations. While our core businesses are volatile due to significant potential loss severity, we have been a highly successful underwriting organization over the long term. This proven expertise in some of the most dynamic areas of the reinsurance sector represents an opportunity to achieve particularly strong financial results in the current hardening phase of the underwriting cycle.

         We conduct our business primarily through our principal operating subsidiaries, PXRE Reinsurance, PXRE Bermuda, PXRE Barbados and PXRE Solutions. PXRE Reinsurance is a brokerage-market reinsurer with approximately $331.9 million of statutory capital and surplus as of December 31, 2001, which principally underwrites treaty reinsurance for property (including marine and aerospace) and casualty risks. PXRE Reinsurance is licensed, accredited or permitted to transact business in all states and the District of Columbia, Puerto Rico, Colombia and Mexico and operates a branch in Belgium ("PXRE's Brussels Branch").

         PXRE Bermuda is a quota share reinsurer of PXRE Reinsurance and PXRE Reinsurance provides aggregate excess of loss reinsurance protection for PXRE Bermuda. PXRE Bermuda, with approximately $34.3 million of statutory capital and surplus, also provides finite reinsurance coverages. PXRE Bermuda is not licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

         PXRE Barbados was licensed as an insurance company under Barbados' Insurance Act, 1996 and its name was changed from PXRE (Barbados) Ltd. to PXRE Reinsurance (Barbados) Ltd. It is not licensed nor admitted in any jurisdiction other than Barbados. PXRE Barbados is expected to provide finite reinsurance coverages to clients and to provide reinsurance coverage to other PXRE entities.

         PXRE Solutions performs certain limited reinsurance intermediary activities on behalf of PXRE Reinsurance, PXRE Bermuda and PXRE Barbados.


Certain Risks and Uncertainties

General Risks and Uncertainties

         As a reinsurer of property catastrophe-type coverages in the worldwide market place, our operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. While we may, depending on market conditions, purchase catastrophe retrocessional coverage for our own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on our results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

         As we underwrite risks from a large number of insurers based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. We have developed systems and software tools to monitor and manage the accumulation of our exposure to such losses. We have established guidelines for maximum tolerable losses from a single or multiple catastrophic events based on historical data; however, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

         Premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. We are exposed to the possibility of significant claims in currencies other than U.S. dollars. While we hold positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations, we currently do not hedge our currency exposures before a catastrophic event which may produce a claim.

         The reinsurance industry has been consolidating in recent years through mergers and other acquisitions. We compete with numerous companies, many of which have substantially greater financial, marketing and management resources. The level of competition has increased in the wake of the September 11th terrorist attacks with the formation of a number of large and well-capitalized Bermuda reinsurance companies. In addition, a number of our pre-existing competitors were successful in raising substantial levels of additional capital. Although we expect to increase our capital as well through the Preferred Stock Investment, we will remain smaller than most of our competitors.

         The Company and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States and, thus, will not require them to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income, dividends from PXRE Delaware to PXRE Barbados and excise taxes on reinsurance premiums). However, because there is uncertainty as to the activities which constitute being engaged in a trade or business within the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States. In early March, 2002, two bills were proposed in the U.S. House of Representatives that seek to prevent so-called "corporate inversion" transactions. Under these bills, a foreign corporation would be taxed as a U.S. domestic corporation under the Internal Revenue Code if it became a foreign corporation as a result of an "inversion transaction" under the bill proposed by Representative McInnis or "corporate expatriation transaction" under the bill proposed by Representative Neal. As currently drafted, the McInnis bill would only apply to transactions completed after December 31, 2001. Commencing with the 2004 tax year, the Neal bill would apply to "corporate expatriation transactions" that occurred prior to September 11, 2001. It is unclear whether our 1999 reorganization would be treated as a "corporate expatriation transaction" under the Neal bill as currently drafted. At this point, we are unable to predict whether such a legislative effort would be successful, what form any such legislation could ultimately take and what impact any such legislation would have on us. If the Company or any of its non-U.S. subsidiaries were subject to U.S. income tax, the Company's shareholders' equity and earnings could be materially adversely effected.

         Our invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, but also include mezzanine bond and equity limited partnerships, and short-term investments. Our investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Although we seek to preserve our capital by investing in a portfolio of hedge funds and other privately held securities designed to provide diversification of risk, such investments entail substantial risks. Portfolio performance may be adversely impacted by equity and credit market conditions. There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on us. To our knowledge, very few other publicly traded reinsurers follow our strategy of investing a significant portion of our invested assets in hedge funds and other privately held securities. See "Investments."

         Our portfolio of hedge funds and other privately held securities is subject to some or all of the following categories of risk: leverage; concentration of investments; lack of liquidity; market fluctuations and direction (including as a result of interest rate fluctuations and direction, with respect to price levels and volatility); currency fluctuations; credit risk of the securities issuer; yield curve risk; political risk for emerging market investments; and spread risk between two or more similar securities. In addition, we are subject to: (a) counter-party risk, (b) the risk when transactions settle on foreign exchanges, the protections afforded on U.S. exchanges will be absent, (c) the risk of exchange controls and (d) the risk that one or more of our hedge fund managers mishandles trading, hedging or deviates from the agreed upon strategy, resulting in loss.

         The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies. If either of S&P or A.M. Best were to downgrade us, such downgrade would likely have a material negative impact on our ability to expand our reinsurance portfolio and renew all of our existing reinsurance agreements, especially if we were to be downgraded more than one level from the "A" category to the "B" category.

Certain Risks and Uncertainties Relating to Critical Accounting Policies

         The Company's financial statements disclose in footnotes its significant accounting policies. Certain of these policies are critical to the portrayal of the Company's financial condition and results since they require management to establish estimates based on complex and subjective judgments. The Company's critical accounting policies include liabilities for loss and loss expenses, premiums assumed and ceded and investments.

         Loss and Loss Expenses

         As a catastrophe reinsurer, our estimations of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and stockholders' equity. Additionally, as a consequence of our emphasis on property reinsurance, we may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

         In reserving for non-catastrophe losses from recent years, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business but sometimes by contract. We consider historical loss ratios for each line of business and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. We also utilize information provided by our clients when we reserve heterogeneous lines by selecting expected loss ratios based upon loss ratio projections from pricing analyses. As experience emerges, we will revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

         Concerning catastrophe losses, our estimates are initially influenced to a significant degree by industry catastrophe models and underwriting information provided by our clients. This can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our company development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. As an extreme example of these potential uncertainties, the European Wind Storm Martin occurred on December 27, 1999. We based our reserves to a significant degree on the average estimate of the cost of this storm by two major catastrophe modelers, which was approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA. Our gross reserve at December 31, 1999 for this event was $31.3 million. Our gross estimate at December 31, 2001 for this event was $68.8 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 120%.

         Excluding the extraordinary development of European Wind Storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of shareholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

         In addition, the potential for uncertainty for recent underwriting years is greater than in past years because of the increased casualty exposures assumed by us through our casualty and finite business. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given our recent expansion of casualty and finite business, we do not have established historical loss development patterns that can be used to establish casualty loss liabilities. We must therefore rely on the inherently less reliable historical loss development patterns reported by our clients and industry loss development data in calculating our liabilities.

         Premiums Assumed and Ceded

         Our premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers, which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

         The premiums on reinsurance business ceded are recorded as incurred on a pro rata basis over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under U.S. GAAP, we are not permitted to establish reserves for potential additional premiums or record such amounts until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums. As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums. In many cases, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business. No assurance can be given, however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums. For example, in the case of the September 11th terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of additional premiums and reinstatement premiums payable due to that loss.

         Investments

         Fair values for our investments in hedge funds and other privately held securities generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments. These valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed and the differences could be material.

         We utilize the valuations provided to us by managers of our hedge funds and other privately held securities in preparing our financial statements. The carrying values used in such financial statements may not reflect the value we receive when liquidating our investment in a hedge fund or other privately held security. If liquidity is by redemption, the valuations supplied quarterly by the manager of the hedge fund or other privately held security will generally be the value used by the manager to set the redemption price. However, to the extent a manager has discretion in pricing holdings, should substantial redemptions occur in a limited period of time that discretion may be used to price at lower values than would otherwise be used, thus reducing the redemption price. If liquidation of our investment occurs by virtue of a liquidation of a hedge fund or other privately held securities, we may receive substantially less than the valuation method used by the manager since the valuation method used by the manager is unlikely to use liquidation values. Accordingly, the estimated fair value of our hedge fund and other privately held investments does not necessarily represent the amount which could be realized upon future sale, including in the event we need liquidity to fund catastrophic losses.

         Since our investment strategy is to invest a significant portion of our investment portfolio in hedge funds and other privately held securities, which are accounted for under the equity method, or in some cases as a trading portfolio, net realized and unrealized gains (losses) on such investments may have a greater effect on our results of operations at the end of any reporting period than would be the case for other insurance and/or reinsurance companies.

Comparison of 2001 with 2000

         For the year ended December 31, 2001, the net loss was $17.9 million compared to a net loss of $10.8 million for 2000. The diluted net loss per common share was $1.55 for 2001 compared to a diluted net loss per share of $0.95 for 2000, based on diluted average shares outstanding of approximately 11,578,000 in 2001 and 11,394,000 in 2000.

         The most significant factor affecting our results in 2001 was the losses arising from the terrorist attacks on September 11, 2001. Our estimated net loss after tax arising from the September 11th terrorist attacks was $32.6 million or $2.82 per diluted share for the 2001 year. This loss estimate was developed through a contract-by-contract review of our entire book of business and assumed full-limit losses on all reinsurance contracts deemed affected except where credibly advised to the contrary by our clients. The following table more fully details the impact of the September 11th terrorist attacks on the year ended December 31, 2001:

                                                                                                 Results
                                                           Results                               Excluding
                                                             as           September 11th      September 11th
($000's)                                                  Reported            Events              Events
                                                       --------------      -------------       -------------
Gross premiums written                                 $      290,213      $      30,290       $     259,923
Net premiums written                                          154,478            (26,295)            180,773

Net premiums earned                                           162,125            (26,295)            188,420
Management fees                                                 5,786                856               4,930

Net losses incurred                                           151,703            (26,070)            125,633
Commission and brokerage                                       30,350             10,557              40,907
                                                       --------------      -------------       -------------
Underwriting results before taxes                      $      (14,142)     $     (40,952)      $      26,810
                                                       ==============      =============       =============

         Gross losses and loss expenses arising from the September 11th terrorist attacks totaled $181.7 million. This gross loss was reduced by specific and corporate retrocessional recoverables of $155.6 million. Approximately 93% of our September 11th related reinsurance recoverables are either fully collateralized or reside with entities rated "A" or higher. In this regard, proportional and specific excess coverages provided recoveries of $65.3 million and our general corporate excess of loss coverages provided a further benefit of $90.3 million. The net result of these covers reduced our gross loss from $181.7 million to $26.1 million. Many of these retrocessional covers on both an assumed and ceded basis have either reinstatement or additional premiums, resulting in a net premium reduction of $26.3 million. These additional costs are partially reduced by approximately $11.4 million of lower commission and brokerage expense and increased management fees, bringing the net impact to $41 million before tax.

         Written premiums for 2001 and 2000 were as follows:

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                                                           % Increase
                                                                      2001               2000              (Decrease)
                                                                ---------------     ---------------     ---------------
($000's)
Gross premiums written                                          $       290,213     $       268,990                 7.9%
Ceded premiums:
     Managed business participants                                       50,271              36,239                38.7
       Finite                                                            13,573              26,814               (49.4)
     Catastrophe coverage, surplus reinsurance
        and other                                                        71,891              33,236               116.3
                                                                ---------------     ---------------
     Total reinsurance premiums ceded                                   135,735              96,289                41.0
                                                                ---------------     ---------------
Net premiums written                                            $       154,478     $       172,701               (10.6)
                                                                ===============     ===============

         Gross written premiums for 2001 increased 7.9% to $290.2 million from $269.0 million for 2000, while net premiums written declined 10.6% to $154.5 million versus $172.7 million for 2000. Excluding the impact of the September 11th terrorist attacks and the Company's London operations, the Company had gross premium written growth in the catastrophe and risk excess segment and net premium written growth in the catastrophe and risk excess and finite segments. Net premiums earned for 2001 increased 1.2% to $162.1 million from $160.2 million for 2000, reflecting the September 11th terrorist attacks and cessation of London operations. Excluding the September 11th terrorist attacks and the London operations, the Company had net premiums earned growth in all segments except our Other Lines segment. Gross premiums written decreased by $31 million, net premiums written decreased by $21.6 million and net premiums earned decreased by $15.7 million in 2001 compared to 2000 as a result of the cessation of our underwriting activities in London.

         Premiums ceded to our managed business participants increased 38.7% to $50.3 million for 2001 compared with $36.2 million for 2000. The percentage increase in premiums ceded to these programs was higher than for gross premiums written due primarily to increases in reinstatement premiums ceded in connection with the September 11th terrorist attacks.

         Finite contracts that do not meet certain accounting requirements of The Financial Accounting Standard Board's Statement of Financial Accounting Standard ("SFAS") No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. During the second quarter of 2001, we entered into contracts that have expected deposits of $35.9 million from ceding companies on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Re that are accounted for as deposits pursuant to SFAS No. 113, totaling $19.9 million. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

         Catastrophe coverage, surplus and other ceded premiums written increased in 2001 from 2000 primarily due to additional premiums on retrocessional protection following the September 11th terrorist attacks.

         A summary of our 2001 and 2000 net premiums written and earned by business segment is included in Note 10 to the Consolidated Financial Statements.

         Management fee income from all sources for the year ended December 31, 2001 increased 5.5% to $5.8 million from $5.5 million for 2000, reflecting the increase in business ceded to our managed business participants, including the effects of the September 11th terrorist attacks.

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (reduced by management fees, if any) by net premiums written for purposes of SAP and net premiums earned for purposes of U.S. GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a U.S. GAAP basis.

         Our loss ratio was 93.6% for the year ended December 31, 2001 compared with 86% for 2000. Excluding the effects of the September 11th terrorist attacks, our loss ratio was 66.7%. Our loss ratio for the year ended December 31, 2001 reflected incurred catastrophe and risk excess losses of $225.8 million gross and $56 million net for the 2001 and prior accident years. Our loss ratio for 2000 reflected incurred catastrophe and risk excess losses of $78.1 million gross and $51.9 million net.

         Significant catastrophe and risk losses affecting the year ended December 31, 2001 loss incurred are as follows:

                                                                              Amount of Losses
                                                                     -----------------------------------
Loss Event                                                                Gross                Net
----------                                                           ---------------     ---------------
($000's)
September 11th Terrorist Attacks                                     $       181,671     $        26,070
Petrobras Oil Rig Disaster                                                    16,779              11,596

         Significant catastrophe and risk losses affecting the year ended December 31, 2000 loss incurred are as follows:

                                                                              Amount of Losses
                                                                     -----------------------------------
Loss Event                                                                Gross                Net
----------                                                           ---------------     ---------------
($000's)
French Storm Martin                                                  $        33,940     $        25,446
French Storm Lothar                                                           27,197              17,961

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on our liability for losses and loss expenses, resulting in foreign currency exchange gains of $1 million for 2001 compared to losses of $1.2 million for 2000.

         During 2001, we experienced adverse development of $17.9 million net for prior-year loss and loss expenses primarily due to strengthening of reserves in casualty, marine and aerospace lines of business, and development on a number of historical catastrophe events. The loss ratio for 2000 was adversely affected by development of $58.2 million net for prior-year loss and loss expenses largely due to the French storms Lothar and Martin.

         The underwriting expense ratio was 33.4% for 2001 compared with 40.5% for 2000. Excluding the September 11th terrorist attacks, the expense ratio was 34.8%. The commission and brokerage ratio, net of management fee income, was 15.2% for 2001, compared with 18.4% in 2000. Excluding the September 11th terrorist attacks, the commission and brokerage ratio, net of management fee income, was 19.1% for 2001, compared with 18.4% for 2000. The operating expense ratio was 18.3% for 2001 (15.7% excluding the September 11th terrorist attacks) compared with 22.1% for 2000. The decrease largely reflected the expense savings associated with the termination of our Lloyd's operations. As a result of the above, our combined ratio was 127.0% for 2001 (101.5% excluding the September 11th terrorist attacks) compared with a combined ratio of 126.5% for 2000.

         Underwriting operations as described in Note 10 to the Consolidated Financial Statements include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred on weather contracts or management fees for Lloyd's syndicate agency management.

         The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

         Other operating expenses decreased 16.4% to $29.6 million for 2001 from $35.4 million in 2000. The decrease was primarily related to the expense savings associated with the termination of our Lloyd's operations. Included in other operating expenses were foreign currency exchange losses of $0.7 million for 2001 compared to losses of $0.6 million for 2000.

         During 2001, interest expense decreased to $4.4 million compared to $4.8 million in 2000. The decrease in interest expense reflects the repayments of $10 million on our primary credit facility at each of March 31, 2001 and 2000 (as described under "Liquidity and Capital Resources"). As of December 31, 2001, $55 million remains outstanding under this credit facility. The interest rate on $36.7 million of the $55 million outstanding is fixed at 6.34% as a result of a cash flow hedge interest rate swap. The interest rate on the remaining $18.3 million outstanding is variable and was 3.59% at December 31, 2001. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders. In addition, the Company recorded income of $0.3 million, after tax in the first quarter of 2001, for the cumulative effect of adoption of a change of accounting principle under SFAS No. 133. Included in other comprehensive income is a decrease in the fair value of the cash flow hedge for the period from July 1, 2001 to December 31, 2001 of $0.7 million, net of tax. We incurred minority interest expense amounting to $8.9 million related to our $100 million of 8.85% Capital Trust Pass-through Securities `sm' (TRUPS `sm') during 2001 and in 2000 (See "Liquidity and Capital Resources" below for a full description of the TRUPS).

         Net investment income of $30 million for 2001 was virtually unchanged from 2000. Our pre-tax gross annualized investment yield based on quarterly investment balances was 6.3% for 2001 compared with 6.1% for 2000, both calculated using amortized cost and investment income before interest expense on funds held and investment expenses. Interest expense on funds held amounted to $2.2 million in the fourth quarter representing an allocation of investment income principally in relation to reinsurance recoveries arising from the September 11th terrorist attacks. Net realized investment gains for 2001 were $4 million, compared to gains of $3.2 million for 2000, resulting from the liquidation of bonds in 2001 to raise cash in preparation for paying claims from the September 11th terrorist attacks. In 2000, realized gains included a $1.5 million gain from the sale of Transnational Insurance Company.

         The net effect of foreign currency exchange fluctuations were gains of $0.3 million in 2001 compared to losses of $1.8 million for 2000.

         Our London operations, which are winding down, resulted in a loss before taxes of $6.5 million for 2001 compared to a loss before taxes of $11.1 million in 2000.

         We recognized a tax benefit of $4.5 million in 2001 compared to a benefit of $12 million in 2000.

Comparison of 2000 with 1999

         For the year ended December 31, 2000, our net loss was $10.8 million compared to a net loss of $42.1 million for 1999. The diluted net loss per common share was $0.95 for 2000 compared to a net loss per share of $3.64 for 1999, based on diluted average shares outstanding of approximately 11,394,000 in 2000 and 11,568,000 in 1999.

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                                                           % Increase
                                                                      2000               1999              (Decrease)
                                                                ---------------     ---------------     ---------------
($000's)
Gross premiums written                                          $       268,990     $       221,349                21.5%

Ceded premiums:
Managed business participants                                            63,053              42,549                48.2
Catastrophe coverage, surplus reinsurance and other                      33,236              39,955               (16.8)
                                                                ---------------     ---------------
     Total reinsurance premiums ceded                                    96,289              82,504                16.7
                                                                ---------------     ---------------
Net premiums written                                            $       172,701     $       138,845                24.4
                                                                ===============     ===============

         Gross premiums written for 2000 increased 21.5% to $269.0 million from $221.3 million for 1999. Net premiums written for the year ended December 31, 2000 increased 24.4% to $172.7 million from $138.8 million for 1999. Net premiums earned for the year ended December 31, 2000, increased 24.7% to $160.2 million from $128.5 million in 1999. Gross written, net written and net earned premium for 2000 increased from prior-year levels reflecting growth in our Structured/Finite Business segment, Casualty segment and the Catastrophe and Risk Excess segment, including one retroactive finite reinsurance contract written amounting to $20 million gross premiums written, ceded premiums written of $10 million and net premiums written and earned of $10 million. Gross and net premiums written increased in 2000 as compared to 1999 in all segments except "Other Lines," as we curtailed the underwriting activities of PXRE Lloyd's Syndicate during 2000. Our decision to buy additional retrocessional coverage reduced growth in net written and net earned premium from 1999 to 2000. Reinstatement premiums were lower in 2000 on retrocessional coverage since the level of loss activity was lower than in 1999.

         Catastrophe coverage, surplus and other ceded premiums written decreased in 2000 from 1999 due to our fronting less business on behalf of other reinsurers and lower reinstatement premiums which in 1999 were driven by the December 1999 French Storms, offset in part, by additional retrocessional coverage.

         In 2000, we made additional retrocessional coverage purchases. Our property business is protected by a series of retrocessional agreements that provide protection against unusual severity of loss. Through 1999 these protections did not protect us against exposure to smaller, more frequent loss occurrences; however, additional purchases in 2000 provided more protection against such loss occurrences.

         The premiums ceded to our managed business participants decreased 14.8% to $36.2 million for 2000 compared with $42.5 million for 1999. The decrease in premiums ceded to these programs was due primarily to decreases in gross premiums written primarily on fronted business. In addition, we ceded premiums of $26.8 million from the Structured/Finite Business segment to a managed business participant, Select Re, commencing in 2000.

         A summary of our 2000 and 1999 net premiums written and earned by business segment is included in Note 10 to the Consolidated Financial Statements.

         Management fee income from all sources for the year ended December 31, 2000 increased 52.8% to $5.5 million from $3.6 million for 1999, reflecting higher premiums ceded to managed business participants and fees from PXRE Lloyd's Syndicate and PXRE Managing Agency.

         The loss ratio was 86.0% for 2000 compared with 123.9% for 1999 largely due to French storms Lothar and Martin in both years as well as fifteen catastrophe events in 1999. Excluding the effect of prior year loss development, the loss ratio for 2000 would have been 49.7%. The loss ratio for 2000 reflected incurred catastrophe and risk excess losses of $78.1 million gross and $51.9 million net for the 2000 and prior accident years. The loss ratio for 1999 reflected incurred catastrophe losses of $170.5 million gross and $92.7 million net for 1999 and prior accident years.

         Significant catastrophe and risk losses affecting the year ended December 31, 2000 loss incurred are as follows:

                                                                              Amount of Losses
                                                                     -----------------------------------
Loss Event                                                                Gross                Net
----------                                                           ---------------     ---------------
($000's)
French Storm Martin                                                  $        33,940     $        25,446
French Storm Lothar                                                           27,197              17,961

         Significant catastrophe and risk losses affecting the year ended December 31, 1999 loss incurred are as follows:

                                                                              Amount of Losses
                                                                     -----------------------------------
Loss Event                                                                Gross                Net
----------                                                           ---------------     ---------------
($000's)
French Storm Martin                                                  $        31,300     $        24,000
French Storm Lothar                                                           51,900              20,600
Hurricane Floyd                                                               20,900              13,700
Danish Storms                                                                 14,800              11,400

         The provision for losses and loss expenses and the loss ratio includes the effect of foreign exchange movements on our liability for losses and loss expenses, resulting in a foreign currency exchange loss of $1.2 million for 2000 compared to an exchange gain of $0.4 million for 1999.

         During 2000, we experienced adverse development of $58.2 million net for prior-year loss and loss expenses primarily related to the French Storms Lothar and Martin. The loss ratio for 1999 was adversely affected by the development of $19.8 million net for prior-year loss and loss expenses.

         Our underwriting expense ratio was 40.5% for 2000 compared with 43% for 1999. The decrease in underwriting expense ratio was substantially due to the increase in premiums earned and management fee income. Our commission and brokerage ratio net of management fee income was 18.4% for 2000 compared with 18.8% for 1999. Our operating expense ratio was 22.1% for 2000 compared with 24.2% for 1999 reflecting the benefit of growth in the Company's new lines of business. As a result of the above, our combined ratio was 126.5% for 2000 compared with 166.9% for 1999. The decrease in our U.S. GAAP combined ratio was due to reduced catastrophe activity.

         Underwriting operations as described in Note 10 to the Consolidated Financial Statements include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred on weather contracts or management fees for Lloyd's syndicate agency management.

         The catastrophe and risk excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

         Other operating expenses increased to $35.4 million for the year ended December 31, 2000 from $30.1 million in 1999. The increase was primarily related to a full year of our London agency operations as well as amortization of negative goodwill in 1999 that did not continue in 2000. Included in other operating expenses were foreign currency exchange losses of $0.6 million for 2000 compared to losses of $0.8 million for 1999.

         Also in 1999, we incurred $0.7 million in after-tax expenses associated with a change in accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, for organizational and start-up costs capitalized in prior years.

         During 2000, interest expense increased to $4.8 million compared to $3.9 million in 1999. The increase in interest expense relates to a draw down of $25 million under a credit facility in the fourth quarter of 1999, partially offset by a repayment of $10 million of the credit facility at March 31, 2000. The variable interest rate on this portion was 7.66% at December 31, 2000. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). In addition, during 2000, we incurred minority interest expense amounting to $8.9 million related to our $100 million of TRUPS (as described below under "Liquidity and Capital Resources") compared to $8.8 million in 1999.

         Net investment income for the year ended December 31, 2000 decreased 36.3% to $30 million from $47.2 million for 1999. The decrease in net investment income was caused primarily by certain alternative investments (which are carried on the equity method, for which the unrealized gains and losses in each case are recorded through the income statement) and trading portfolio, which produced a loss of $3.5 million for 2000 reflecting a loss in two partnerships, compared to income of $11.1 million for 1999. Our pre-tax annualized investment yield was 6.1% for 2000 compared with 10.4% for 1999, both calculated using amortized cost and investment income before investment expenses. Net realized investment gains for 2000 were $3.2 million, compared to losses of $3.8 million for 1999, reflecting the restructuring of the investment portfolio and sale of Transnational Insurance in 2000 and losses from trading of weather contracts in 1999.

         The net effect of foreign currency exchange fluctuations was a loss of $1.8 million in 2000 compared to a loss of $0.4 million in 1999.

         The tax benefit in 1999 includes a one-time income tax charge in connection with the Bermuda redomestication of approximately $1.8 million related to the cancellation of shares of PXRE Delaware held by its subsidiary. In addition, in 1999 we incurred a tax charge of $2.3 million upon payment of a dividend by PXRE Delaware in connection with the redomestication.

FINANCIAL CONDITION

Liquidity and Capital Resources


         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with our indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside the control of PXRE, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2002, without regulatory approval, is $33.2 million. During 2001, $30.1 million in dividends were paid by PXRE Reinsurance.

         Under Bermuda law, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Supervisor of Insurance, from declaring or paying any dividends during the next financial year.

         As a Class 3 insurer, PXRE Bermuda also is prohibited, without the approval of the Supervisor of Insurance, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements, and if it appears to the Supervisor of Insurance that there is a risk of the insurer becoming insolvent or that it is in breach of the Act or any conditions imposed upon its registration, the Supervisor may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit. As at December 31, 2001, the statutory capital and surplus of PXRE Bermuda was estimated to be $34.3 million and the amount required to be maintained was estimated to be $9.4 million.

         Under Barbados law, PXRE Barbados may only pay a dividend out of the realized profits of the company. PXRE Barbados may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and the stated capital accounts maintained in respect of all classes of shares.

         Dividends and other permitted payments from PXRE Delaware to PXRE Barbados are expected to be subject to U.S. withholding taxes at the rate of 5% (reduced from 30% under the tax convention between the United States and Barbados) and (based on source of insurance business) an effective corporate income tax rate of 2.8% after giving effect to a 93% tax credit.

         In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit us to meet our debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance or the approval of the Bermuda Supervisor of Insurance prior to the payment of additional dividends by PXRE Bermuda. If such approval were not obtained, we would have to adopt one or more alternatives, such as refinancing or restructuring our indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that we were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

         On December 10, 2001, the Company entered into a Share Purchase Agreement with certain investors, Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P. (together with Capital Z Financial Services Fund II, L.P., "Capital Z"), Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. (together with Reservoir Capital Master Fund, L.P., "Reservoir") and Richard E. Rainwater ("Rainwater") (each of Capital Z, Reservoir and Rainwater, a "Purchaser", and together, the "Purchasers"). The Share Purchase Agreement provides for the purchase of 7,500 shares of Series A Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series A1 (A1 Preferred Shares) and 2,500 shares allocated to sub-series A2 (A2 Preferred Shares); the purchase of 5,000 shares of Series B Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 (B1 Preferred Shares) and 1,666.667 shares allocated to Series B2 (B2 Preferred Shares); and 2,500 shares of Series C Preferred Shares, allocated to two sub-series of shares, 1,666.667 shares allocated to Series C1 (C1 Preferred Shares) and 833.333 shares allocated to Series C2 (C2 Preferred Shares).

         The capital infusion from the issuance of the Preferred Shares will enable us to increase underwriting capacity and therefore maximize participation in the new market environment. The closing of the Preferred Stock Investment is subject to customary closing conditions, including regulatory approval. The Company's shareholders approved the transaction on February 12, 2002. The State of Connecticut Insurance Department held a hearing to consider the investment on March 13, 2002 and, under Connecticut law, the Connecticut Insurance Commissioner is required to render her decision on the matter within thirty days of the conclusion of the hearing.

         The issuance of the Preferred Shares is not expected to have a material effect on our liquidity during the three-year period following their issuance. In this regard, the Preferred Shares will be entitled to receive, when, as and if declared by our Board of Directors and to the extent of funds legally available for the payment of dividends, cumulative dividends per share at the rate per annum of 8% of the sum of the stated value on each share plus any accrued and unpaid dividends thereon, payable on a quarterly basis. To the extent such dividends are not paid when due, dividends shall be payable and accrue at the rate of 10% per annum compounded quarterly until paid. Such dividends, if declared by our Board of Directors, shall be payable in additional Preferred Shares prior to the third anniversary of the closing and cash thereafter. We, at our sole election, may decide, in substitution in whole or in part for dividends payable in shares, to pay dividends in cash to the extent of any dividends that, if paid in additional shares of Preferred Shares, would otherwise cause the Purchasers and their affiliates to own more than 49.9% of the capital stock of the Company on a fully-diluted and fully-converted basis.

         The A1 Preferred Shares, B1 Preferred Shares and C1 Preferred Shares will be mandatorily convertible into Class A Common Shares, Class B Common Shares and Class C Common Shares, respectively, on the third anniversary of the date of issuance, and all remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on the sixth anniversary of the date of issuance. Notwithstanding the foregoing, on any conversion date, to the extent necessary to prevent the initial Purchasers of Preferred Shares and their affiliates from owning more than 49.9% of the capital shares of the Company following conversion, we shall have the right (but not the obligation) to make a cash payment in lieu of Convertible Common Shares equal to the fair market value of the Convertible Common Shares that would have been received in excess of the 49.9% limitation in connection with any conversion, plus an additional tax gross up amount to take into account in appropriate circumstances the difference between the federal income tax rate on long-term capital gains and the federal ordinary income tax rate that might apply to the recipient on the receipt of a cash payment in lieu of Convertible Common Shares. If the A2 Preferred Shares, B2 Preferred Shares and C2 Preferred Shares are not voluntarily converted on or prior to the third anniversary of their issuance, an annual 8% dividend, payable in cash, will accrue until these Preferred Shares are converted.

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On March 1, 2000 and March 31, 2001, PXRE Delaware fulfilled its commitment and made principal payments of $10 million each, reducing the outstanding loan to $55 million, at December 31, 2001.

         The Preferred Stock Investment would trigger an event of default under the Credit Agreement if the transaction were consummated without the consent of the Lenders. As a condition to the Lenders' consent to the Preferred Stock Investment, the Credit Agreement was amended pursuant to the Second Amendment to the First Amended and Restated Credit Agreement, dated March 12, 2002, between PXRE Delaware and the Lenders (the "Second Amendment" and together with the Credit Agreement, as amended by the Second Amendment, the "Amended Credit Agreement"). The Second Amendment will not be effective until the closing of the Preferred Stock Investment.

         In connection with the Credit Agreement, PXRE Delaware and First Union entered into a cash flow hedge interest rate swap which, effective December 31, 1998, has the intended effect of converting the initial $36.7 million borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 6.34%. The remaining $18.3 million outstanding on December 31, 2001, after paying down $10 million on March 31, 2001 and March 31, 2000, incurred an interest rate of 3.59% at December 31, 2001. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10 million commencing March 31, 2000 and $25 million on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005. Under the Amended Credit Agreement, the reduction of the outstanding commitments under the Credit Agreement has been accelerated. As amended, the outstanding commitment is reduced by $20 million on March 31, 2002, $5 million on July 1, 2002, $20 million on March 31, 2003 and by the remaining $10 million on March 31, 2004. In addition, commencing on June 30, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. The variable interest rate under the Amended Credit Agreement has been increased by 100 basis points.

         The Credit Agreement contains covenants which, among other things, limit the ability of the Company and its subsidiaries and affiliates: (a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens);
(c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) the Company is the surviving entity in such merger or consolidation, (2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements.

         As of December 31, 2001, PXRE Reinsurance held an investment whose value exceeded the applicable limit under the Credit Agreement, which absent a waiver, would have resulted in an Event of Default under the Credit Agreement. In the Second Amendment, the Lenders agreed to waive this violation until May 1, 2002 in order to allow PXRE Reinsurance an opportunity to cure this violation. In this regard, PXRE Reinsurance owns certain fixed rate secured notes, due September 10, 2010, issued by FSL Funding Ltd. As of December 31, 2001, the value of these notes was $22 million. Under 7.5(viii)(c) of the Credit Agreement, the aggregate investment in any single non-U.S. Government guaranteed investment that may be held by PXRE Reinsurance is limited to 5% of its Average Combined Invested Assets (as defined in the Credit Agreement), which was $21.1 million at December 31, 2001.

         Under the Amended Credit Agreement, the definition of Fixed Charge Coverage Ratio has been amended to provide credit for the capital infusion resulting from the Preferred Stock Investment and the Fixed Charge Coverage Ratio is reduced from 1.5 to 1, to 1.25 to 1 at March 31, 2002 and June 30, 2002 and 1.3 to 1 at September 30, 2002 and December 31, 2002.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100 million principal amount of its 8.85% TRUPS 'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $8.9 million. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

         We believe that the TRUPS are currently trading at an attractive price. In order to take advantage of this opportunity, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPS and to hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption.

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

Investments

         As of December 31, 2001, 73.4% of our investment portfolio, at fair value, consisted of bonds and short-term investments with fixed maturities.

         At December 31, 2001, 90.0% of the fair value of our bond portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 13.3% of fixed maturities based on fair value at December 31, 2001. The average market yield to maturity of our bond portfolio at December 31, 2001 and 2000, was 4.5% and 5.9%, respectively.

         We had no direct investments in real estate or commercial mortgage loans as of December 31, 2001.

         Fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. At December 31, 2001, an after-tax unrealized gain of $0.5 million ($0.04 book value per share) was included in shareholders' equity.

         Non-hedge fund short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally high-grade commercial paper, marketable fixed income securities and hedge fund investments which invest primarily in marketable fixed income securities, were $170.2 million at December 31, 2001, compared to $71.5 million at December 31, 2000. The amount of short-term investments was increased to raise cash in preparation for paying claims related to the September 11th terrorist attacks.

         A principal component of our investment strategy is investing a significant portion of our invested assets in a diversified portfolio of hedge funds. At December 31, 2001, total hedge fund investments amounted to $115.6 million (including $16.7 million in short-term investments mentioned above), representing 11.5% of December 31, 2001 total assets. As at December 31, 2001, hedge fund investments with fair values ranging from $0.8 to $16.7 million were administered by nineteen managers. Four of the managers are affiliated with Mariner Investment Group ("Mariner").

         Our hedge fund managers invest in a variety of markets utilizing a variety of strategies, generally through the medium of private investment companies or other entities. Criteria for the selection of hedge fund managers include, among other factors, the historical performance and/or recognizable prospects of the particular manager and a substantial personal investment by the manager in the investment program. However, managers without past trading histories or substantial personal investment may also be considered. Generally, our hedge fund managers may be compensated or receive profit participations on terms that may include fixed and/or performance-based fees or profit participations.

         Through our hedge fund managers, we may invest or trade in any securities or instruments including, but not limited to, U.S. and non-U.S. equities and equity-related instruments, currencies, commodities and fixed-income and other debt-related instruments and derivative instruments. Hedge fund managers may use both over-the-counter and exchange traded instruments (including derivative instruments such as swaps, futures and forward agreements), trade on margin and engage in short sales. Substantially all strategies hedge fund managers are expected to adopt employ leverage, to varying degrees, which magnifies both the potential for gain and the exposure to loss, which may be substantial. Leverage may be obtained through margin arrangements, as well as repurchase, reverse repurchase, securities lending and other techniques. Trades may be on or off exchanges and may be in thinly traded securities or instruments, which creates the risk that attempted purchases or sales may adversely affect the price of a particular investment or its liquidation and may increase the difficulty of valuing particular positions.

         While we seek capital appreciation with respect to our hedge fund investments, we are also concerned with preservation of capital. For that reason, our hedge fund portfolio is designed to take advantage of broad market opportunities and diversify risk. Nevertheless, our investment policies with respect to our hedge fund investments generally do not restrict us from participating in particular markets, strategies or investments. In fact, our hedge fund investments may generally be deployed and redeployed in whatever investment strategies are deemed appropriate under prevailing economic and market conditions in an attempt to achieve capital appreciation, including, if appropriate, a concentration of investments in a relatively small group of strategies or hedge fund managers. Accordingly, the identity and number of hedge fund managers is likely to change over time.

         Mariner, as investment advisor, allocates assets to the hedge fund managers. Mariner monitors hedge fund performance and periodically reallocates assets in its discretion. Mariner is familiar with a number of hedge fund investment strategies utilized by our hedge fund managers. Mariner has invested in some of these strategies and has a varying level of knowledge of others. New strategies, or strategies not currently known to Mariner, may come to Mariner's attention and may be adopted from time to time.

         As at December 31, 2001, our investment portfolio also included $19.1 million of mezzanine bond and equity limited partnership investments at fair values, with values ranging from $1.7 million to $8.5 million and remaining aggregate cash call commitments in respect of such investments of $1.7 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for the twelve months ended December 31, 2001, included $10.6 million attributable to hedge funds and other limited partnership investments.

         Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

Liquidity

         The primary sources of liquidity for our principal operating subsidiaries are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

         Net cash flow provided by operations was $25.1 million in 2001 compared to $24.3 million used by operations in 2000 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses.

         Dividends declared in 2001 to shareholders were $2.9 million compared to $2.8 million in 2000. The expected annual dividend based on shares outstanding at December 31, 2001 is approximately $2.8 million.

         Book value per common share was $20.20 at December 31, 2001.

         In December 1999, we announced a stock repurchase program of up to 1,000,000 shares. We had approximately 11,873,000 common shares outstanding as of December 31, 2001. No share repurchases were made in 2001 except in connection with tax withholding on the vesting of employee stock option or restricted stock plans.

         We may be subject to gains and losses resulting from currency fluctuations because substantially all of our investments are denominated in U.S. dollars, while some of our net liability exposure is in currencies other than U.S. dollars. We hold, and expect to continue to hold, currency positions and have made, and expect to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of our investment portfolio and, in the opinion of our management, are sufficiently liquid for our needs.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has placed on deposit $36.4 million par value of agency debenture municipal securities and $11.5 million in money market funds as collateral for Lloyd's. Cash and invested assets amounting to $15.4 million at December 31, 2001, are restricted from being paid as a dividend through June, 2003.

         Other commitments include a) letters of credit amounting to $20.6 million, with securities pledged as collateral amounting to $20.8 million, b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws and c) securities with a fair value of $12.9 million deposited into a trust for the benefit of a cedent in connection with a finite reinsurance transaction.

         In September 1997, we and Phoenix Home Life formed a joint venture, Cat Bond Investors L.L.C. ("Cat Bond"), with initial committed capital of $20 million. The joint venture specializes in investing in instruments, the returns on which are determined, in whole or in part, by the nature, magnitude and/or effects of certain catastrophe events or meteorological conditions. Cat Bond ceased investing in new transactions in 1999. It has one remaining transaction open, which is expected to settle in November 2002.

         In 2001, we entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for 3 consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7 million to Barr's Bay to finance the construction of the subject office building. Such loans will be secured by a first mortgage on the property.

         For other future commitments that affect liquidity, see the Credit Agreement and cash call commitments discussed above.

         All amounts classified as reinsurance recoverable at December 31, 2001 are considered by our management to be collectible in all material respects.

         In January of 2000, we entered into an insurance contract outside of our normal businesses under which we guaranteed performance of a minority portion of the debt of an unrelated company, Mariner Structured Products Sub-2, Ltd. ("MSP") for the benefit of a syndicate of lenders led by Bank of America, N.A. The maximum exposure under this policy is $4.0 million. MSP's debt is expected to be outstanding for at least six more years. No payments have been made or are contemplated under this policy. The owner of MSP is a hedge fund managed by Mariner. The portion of MSP's debt not guaranteed by us is guaranteed by Select Re.


Market Risk

         We are exposed to market risks that are principally interest rate and credit risks. The potential for losses from changes in interest rates with respect to our investments, borrowings, and a related interest rate swap exists. We are exposed to potential losses from changes in probability of default with respect to our investments. However, we believe our exposure to foreign exchange risk is not material with respect to our fixed income portfolio.

         Our risk management strategy is to accept certain levels of market risks, principally through our investment activities, in order to offset our insurance exposures that may be considered actuarial rather than financial. The objectives of our investment activities are to generate the required return from selected market sectors, that do not correlate with underwriting risk, and limit our exposures to market risks that may prevent us from servicing our insurance obligations. Our Board of Directors approves investment guidelines and the selection of external investment advisers who manage our portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisers through written reports that are reviewed and approved by the Board of Directors or committee thereof. Management also manages diversification strategies across the portfolios in order to limit our potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, the Board of Directors, rating agencies, regulators, and to stockholders.

         Our investment portfolio is summarized in Item 14, Notes to the Financial Statements, Item 7, Management's Discussion and Analysis and Item 1, Business.

Interest Rate Risk

         Our principal fixed maturity market risk exposure is to changes in U.S. interest rates. Changes in interest rates may affect the fair value of our fixed-maturity portfolio, borrowings (bank debt and trust preferred) and a related interest rate swap. Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate, credit and prepayment risk. All fixed maturity investment positions are long with no "short" or derivative positions.

         Our investments in emerging market debt securities are subject to interest rate risk which is included in the analysis below. During 1999 and 2000, we substantially reduced our investment in emerging market debt securities, and at December 31, 2001 such securities represent less than 1.7% of the fixed maturity portfolio. Therefore, the level of credit exposure associated with these securities has been substantially reduced.

         We believe that reinsurance receivables and payables do not expose us to significant interest rate risk and are excluded from the analysis below.

         In order to measure our exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value. The fair value of the fixed maturity portfolio, borrowings and related interest rate swap at year-end was remeasured from the fair values reported in the financial statements assuming a 10% increase in interest rates using a Salomon Analytics "Yield Book." The potential loss in fair value due to interest rate exposure was estimated at $3.1 million at December 31, 2001 and $1.7 million at December 31, 2000. This net exposure has increased due to the reduction in value of borrowings and the offsetting effect that interest rates have on them compared to investments.

         The estimated potential loss is net of prepayment risk associated with the mortgage-related securities. The mortgage sector represents 6% of the portfolio at year-end. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk. The interest rate risk related to the short-term investments is not material. The average maturity of these investments is under one year.

Credit Risk

         As of December 31, 2001, 73.4% of our investment portfolio, at fair value, consisted of fixed maturities and short-term investments with fixed maturities. At December 31, 2001, 90.0% of the fair value of our long-term fixed maturities portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. The average value of our fixed maturity investments decreased 17.6% from $3.1 million at year end 2000 to $2.6 million at year end 2001. Non-agency mortgage and asset-backed securities accounted for 4.1% of fixed maturities based on fair value at December 31, 2001. We significantly reduced our investments in emerging market securities in 1999 and 2000, and have limited fixed income investment holdings not traded on a recognized exchange.

Foreign Exchange Risk

         Our exposure to foreign exchange risk from our foreign denominated securities is not material. Only a small portion of our investment portfolio is denominated in currencies other than U.S. dollars. Additionally, the carrying value of certain receivables and payables denominated in foreign currencies are carried at fair value. For these reasons, these items have been excluded from the market risk disclosure. We may, however, be exposed to material foreign exchange risk in the event that a significant non-U.S. catastrophe event occurs.

Equity Price Risk

         We are exposed to minimal equity price risk in the form of a limited number of equity investments. At December 31, 2001, equity investments amounted to $0.7 million. Based on a 10% decrease in equity prices the potential loss in fair value is estimated to be $0.1 million and $1.6 million at December 31, 2001 and 2000, respectively. The decrease reflects the reduction in the size of the equity portfolio at December 31, 2001. In addition, in 2001, we maintained an equity-trading portfolio with a fair value of approximately $25.8 million as of December 31, 2001, which, based on a 10% decrease in fair value, represented a potential loss in fair value of $2.6 million. Our equity-trading portfolio, however, was liquidated during the first quarter of 2002.

Diversification Benefit

         Our risk management strategy includes investments that are expected to reflect offsetting changes in fair value in response to various changes in market risks.

         We also hold other investments that are excluded from this disclosure that are expected to provide positive returns under most market conditions representing adverse changes in interest rates and other market factors (See
Note 3 of Notes to Consolidated Financial Statements).

Income Taxes

         We recognized a tax benefit of $4.5 million in 2001 compared to a benefit of $12 million in 2000. The tax benefit in 2001 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, underwriting losses, tax exempt income and the dividends received deduction. The tax benefit reported in 2000 differed from the statutory rate for similar reasons as in 2001.

Contingencies

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.3 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suite against Terra Nova in the United States District Court for the District of New Jersey. Both parties submitted motions of summary judgment, and the court denied both motions in an order dated as of January 18, 2002. The trial of this matter is expected to occur during the third quarter of 2002. The aggregate sum of $8.3 million is included in Other Assets; management has concluded that it is realizable and that no valuation allowance is necessary.

Item 8.      Financial Statements and Supplementary Data

         The following financial statements are filed as part of this Form 10-K:

                                                                           Page
PXRE Group Ltd.:

              Report of Independent Accountants for the year ended
                December 31, 2001                                          F-1

              Report of Independent Accountants for the years ended
                December 31, 2000 and 1999                                 F-2

              Consolidated Balance Sheets
                at December 31, 2001 and 2000                              F-3

              Consolidated Statements of Operations and
                Comprehensive Income for the years
                ended December 31, 2001, 2000 and 1999                     F-4

              Consolidated Statements of
                Stockholders' Equity for the years
                ended December 31, 2001, 2000 and 1999                     F-5

              Consolidated Statements of Cash Flow
                for the years ended December 31, 2001,
                2000 and 1999                                              F-6

              Notes to Consolidated Financial
                Statements                                                 F-7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On April 3, 2001, we retained KPMG to serve as the Company's independent auditors subject to the approval of the Company's shareholders at the Company's Annual General Meeting on June 12, 2001. The retention of KPMG was recommended by the Audit Committee of the Board of Directors, approved by the Board of Directors on April 3, 2001 and approved by our shareholders on June 12, 2001.

         KPMG replaced our prior auditor, PricewaterhouseCoopers ("PWC"), who notified us on March 12, 2001, that it would not stand for re-appointment as our auditor for fiscal year 2001. PWC's decision followed the recommendation of the Audit Committee of the Company's Board of Directors, and the Board of Directors' determination on February 13, 2001, to conduct a review of auditing services and to invite PWC, KPMG and another "Big Five" firm of independent auditors to make proposals to the Audit Committee for the provision of auditing services at the Audit Committee's April 2, 2001 meeting. PWC's election not to stand for re-appointment was reported by the Company on Form 8-K filed on March 16, 2001.

         During the two fiscal years prior to their appointment, the Company had no consultations with KPMG concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which a written report was provided to us or as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or
(b) any matter that was either the subject of disagreements or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         The information required by this Item 10 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2001 fiscal year.

Item 11.     Executive Compensation

         The information required by this Item 11 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2001 fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 12 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2001 fiscal year.

Item 13.     Certain Relationships and Related Transactions

         The information required by this Item 13 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2001 fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this Form 10-K:

                  (1)      Financial Statements.
                           ---------------------
                                                                           Page
         PXRE Group Ltd.:

         Report of Independent Accountants for the year ended
             December 31, 2001                                               F-1

         Report of Independent Accountants for the years ended
             December 31, 2000 and 1999                                      F-2

         Consolidated Balance Sheets at
             December 31, 2001 and 2000                                      F-3

         Consolidated Statements of Operations and
             Comprehensive Income for the years
             ended December 31, 2001, 2000 and 1999                          F-4

         Consolidated Statements of Stockholders' Equity
             for the years ended December 31, 2001, 2000 and 1999            F-5

         Consolidated Statements of Cash Flow for the years
             ended December 31, 2001, 2000 and 1999                          F-6

         Notes to Consolidated Financial Statements                          F-7

                  (2)      Financial Statements Schedules.
                           -------------------------------
         Schedule I - Summary of Investments
         (The information required by this Schedule is presented in the financial statements and the notes thereto
         included in this Form 10-K).                                         --

         Schedule II - Condensed Financial Information of Registrant        F-34

         Schedule III - Supplementary Insurance Information                 F-35

         Schedule IV - Reinsurance
         (The information required by this Schedule is presented in the financial statements and the notes thereto included in
         this Form 10-K.)                                                     --

         Schedule V - Valuation and Qualifying Accounts and Reserves        F-36

         Schedule VI - Supplemental Information Concerning
         Property/Casualty Insurance Operations                             F-37

         Report of Independent Accountants on the Financial Statement
         Schedules and Consent of Independent Accountants                   F-38

         Report of Independent Accountants on the Financial Statement
         Schedules and Consent of Independent Accountants                   F-39

         All other financial statement schedules have been omitted as inapplicable.

                  (3) Exhibits.
                      ---------

         3.1 Memorandum of Association and Bye-laws of PXRE Group Ltd. (Exhibits
3.1 and 3.2, respectively, to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

         3.2 Description of Stock of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders (File No. 001-15259), and incorporated herein by reference).

                  (4) Instruments Defining the Rights of Security Holders.
                      ----------------------------------------------------

         4.1 Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE Group Ltd. (Exhibit 4.1 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451), and incorporated herein by reference).

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

         4.4 Second Amendment and Waiver to Credit Agreement, dated as of June 25, 1999, among PXRE Corporation, the Lenders and First Union National Bank, (Exhibit 4.9 to PXRE Corporation's Form lO-Q for the quarterly period ended June 30, 1999 (File No. 1-12595), and incorporated herein by reference).

         4.5 First Amended and Restated Credit Agreement, dated as of August 31, 1999, among PXRE Corporation, as Borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as Guarantors, the Lenders named therein and First Union as agent (Exhibit
4.5 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-15259) and incorporated herein by reference).

         4.6 First Amendment to First Amended and Restated Credit Agreement, dated as of March 29, 2000, among PXRE Corporation, as borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as Guarantors, the Lenders named therein and First Union National Bank as agent (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference).

         4.7 Second Amendment To First Amended and Restated Credit Agreement and Consent, dated as of the 12 day of March, 2002, among PXRE Corporation, PXRE Group Ltd., and PXRE Reinsurance (Barbados) Ltd., and the Lenders named therein and First Union National Bank, as agent.

         4.8 Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee (Exhibit 4.3 to PXRE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.9 First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0- 15428), and incorporated herein by reference).

         4.10 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.11 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.12 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.14 Registration Rights Agreement, dated January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc., as Representative of the Initial Purchasers (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.15 Purchase Agreement among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc., as Representative of the Initial Purchasers, dated January 24, 1997 (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference).

         4.16 Share Purchase Agreement, dated as of December 10, 2001, between PXRE Group Ltd. and certain Purchasers named therein (Appendix I to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders (File No. 001-15259), and incorporated herein by reference).

                  (10) Material Contracts.
                       -------------------

                  The material contracts of PXRE are as follows:

         10.1 PXRE Reinsurance Company Management Agreement, dated as of January 1, 1990, among PXRE Reinsurance Company and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE Corporation's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893), and incorporated herein by reference); cover notes respecting January 1997 renewals by Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company ("Auto-Owners") (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); cover notes respecting January 1999 renewals by NRMA, Pennsylvania Lumbermens, Auto-Owners and The Andover Companies (a Merrimack company) (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference); cover note respecting participation commencing January 1, 1999 by the Kyoei Mutual Fire & Marine Insurance Company (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259) and incorporated herein by reference); cover note from Pennsylvania Lumbermans reflecting the amendment effective January 1, 1996 to put a maximum limit on cessions and the amendment to the Profit Commission Calculation effective January 1, 1997 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference); cover note from Auto-Owners reflecting a change in participation effective January 1, 1999 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference); cover note from The Andover Companies reflecting a change in participation effective January 1, 1999 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference); and cover note from NRMA reflecting a change in participation effective January 1, 2001 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference).

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

         10.3 Undertaking, dated September 1, 1998, between PXRE Reinsurance Company and Select Reinsurance Ltd., Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998 (File No. 0-15428), and incorporated herein by reference); letter dated November 1, 1999 regarding Undertaking extension; and endorsement regarding Select Reinsurance Ltd. participation for 2000 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference); and endorsement, dated January 1, 2001, regarding Select Reinsurance Ltd. participation for 2001 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference); and endorsement dated March 21, 2002, regarding Select Reinsurance Ltd.'s participation for 2002.

         10.4 Tax Settlement Agreement, dated June 21, 1991, between PXRE Corporation, PXRE Reinsurance Company and PM Holdings, Inc. (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference).

         10.5 Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated February 25, 1987 and effective as of January 1, 1987 (Exhibit 10.10 to Amendment No. 1, dated February 19, 1987 to PXRE Corporation's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference); Amendment to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 2 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective as of November 1, 1989 (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991 (File No. 0-15428), and incorporated herein by reference); Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1995 (File No. 0-15428), and incorporated herein by reference); Amendment No. 4 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated July 7, 2000.

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

         10.8 SVO Filings Agreement, dated July 7, 2000, between PXRE Corporation and Phoenix Investment Partners, Ltd.

         10.9 Investment Management Agreement, effective October 15, 1999, between PXRE Group Ltd. and Phoenix Investment Counsel, Inc.

         10.10 Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit 10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference).

         10.11 Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993 (File No. 0-15428), and incorporated herein by reference); Addendum No. 2, dated November 10, 1994 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference); Addendum No. 3, dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996 (File No. 0-15428), and incorporated herein by reference); and Addendum No. 4 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Return between PXRE Corporation and Transnational Insurance Company (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference).

         10.12 Employee Stock Purchase Plan as amended (Appendix C to the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08405), and incorporated herein by reference).(M)

         10.13 Executive Severance Plan (Exhibit 10.10 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451) and incorporated herein by reference).(M)

         10.14 1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521), and incorporated herein by reference).(M)

         10.15 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406), and incorporated herein by reference).(M)


----------
(M) indicates a management contract or compensatory plan or arrangement in which the directors and/or executive officers of PXRE participate.

         10.16 1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406), and incorporated herein by reference).(M)

         10.17 Director Stock Plan (Appendix D to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File
No. 33-08406), and incorporated herein by reference).(M)

         10.18 Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406), and incorporated herein by reference).(M)

         10.19 Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference).

         10.20 Agreement and Plan of Merger, dated as of August 22, 1996, between PXRE Corporation and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE Corporation's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087), and incorporated herein by reference).

         10.21 Quota Share Reinsurance Agreement, dated as of November 30, 2000, between Transnational Insurance Company and PXRE Reinsurance Company and Assumption Agreement, dated as of November 30, 2000, between Transnational Insurance Company and PXRE Reinsurance Company (Exhibit 10.19 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference).

         10.22 Agreement and Plan of Merger, dated as of July 7, 1999, among PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp. (Annex A to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File
No. 333-85451), and incorporated herein by reference).

         10.23 Facultative Obligatory Quota Share Retrocessional Agreement, effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. and Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference).

         10.24 First Amendment to Facultative Obligatory Quota Share Retrocessional Agreement, dated as of December 1, 2000, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000 (File No. 1-15259), and incorporated herein by reference).

         10.25 Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994 (File No. 0-15428), and incorporated herein by reference); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference); and Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation.

         10.26 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.27 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee), dated November 29, 1997, between PXRE Limited and Lloyd's of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.28 Operating Agreement of Cat Bond Investors L.L.C., effective as of June 9, 1997, among Cat Bond Investors, Phoenix Home Life Mutual Insurance Company and PXRE Corporation (Exhibit 10.35 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997 (File No. 0-15428), and incorporated herein by reference).

         10.29 Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc., (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999 (File No. 1-15259), and incorporated herein by reference).

         10.30 Investment Accounting Service Agreement, dated January 1, 1999, by and between Phoenix Home Life Mutual Insurance Company and PXRE Corporation.

          10.31 Joint Venture Agreement, dated June 20, 2001, between BF&M Properties Limited and PXRE Group Ltd.

         10.32 Accident Year Aggregate Excess of Loss Reinsurance Agreement, effective as of July 1, 2001, between PXRE Reinsurance Company and Select Reinsurance Ltd.

         10.33 Reinsurance Agreement, effective January 1, 2001, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd.

         10.34 Swap Confirmation, effective as of June 29, 2001, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd.

         10.35 Retention Bonus Letter Agreements, dated December 12, 2001, between PXRE Reinsurance Company and each of Michael Bleisnick, James Dore, Gordon Forsyth III, Gerald L. Radke and Jeffrey L. Radke. (M)

         (11) Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.

         (12) Statement setting forth computation of ratios. Attached hereto as
Exhibit 12.

         (21) List of Subsidiaries. At December 31, 2001, PXRE Group Ltd. had the following subsidiaries: PXRE Reinsurance Ltd., a Bermuda insurance company; PXRE Reinsurance (Barbados) Ltd., a Barbados company; PXRE Corporation, a Delaware corporation; PXRE Reinsurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Limited, an English company (the sole member of Syndicate 1224 at Lloyd's of London); PXRE Trading Corporation, a Delaware corporation; TREX Trading Corporation, a Delaware corporation; PX/TX Associates, a Delaware general partnership (of which PXRE Trading and TREX Trading are the only partners); CAT Fund, L.P., a Delaware limited partnership (of which PX/TX Associates is the sole general partner and PXRE Trading Corporation and TREX Trading Corporation are the only limited partners); Cat Bond Investors L.L.C. (of which PXRE Corporation and Phoenix Home Life Mutual Insurance Company are the only members); PXRE Solutions Inc., a Connecticut corporation; PXRE Direct Underwriting Managers, Inc., a Connecticut corporation; PXRE Underwriting Managers, Inc., a Virginia corporation and Nexus Management Advisors LLC, a Delaware limited liability company of which PXRE Corporation holds 70% of the Membership interests. (See the discussion in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         (23) Consents of Experts and Counsel. The consents of
PricewaterhouseCoopers LLP and KPMG, independent accountants to the Company, are included as part of Item 14(a)(2) of this Form 10-K.

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

                                                   Date: March 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:



By: /s/ Gerald L. Radke                            By: /s/ James F. Dore
         Gerald L. Radke                                  James F. Dore
         Its Chairman of the Board,                       Its Executive Vice
         President and Chief                              President and Chief
         Executive Officer                                Financial Officer
         (Principal Executive                             (Principal Financial
         Officer) and Director                            Officer and Principal
                                                          Accounting Officer)

Date:  March 27, 2002                              Date:  March 27, 2002



By* /s/ F. Sedgwick Browne                         By* /s/ Franklin D. Haftl
   --------------------------                          ------------------------
         F. Sedgwick Browne                               Franklin D. Haftl
         Director                                         Director

Date:  March 27, 2002                              Date:  March 27, 2002



By*  /s/ Robert W. Fiondella                        By* /s/ Wendy Luscombe
   --------------------------                          ------------------------
         Robert W. Fiondella                              Wendy Luscombe
         Director                                         Director

Date:  March 27, 2002                              Date:  March 27, 2002

By* /s/ Bernard Kelly                              By* /s/ Philip R. McLoughlin
   --------------------------                          ------------------------
         Bernard Kelly                                    Philip R. McLoughlin
         Director                                         Director

Date:  March 27, 2002                              Date:  March 27, 2002



By* /s/ David W. Searfoss                          By* /s/ Halbert D. Linquist
   --------------------------                          ------------------------
         David W. Searfoss                                Halbert D. Lindquist
         Director                                         Director

Date:  March 27, 2002                              Date:  March 27, 2002


                                                   By* /s/ Gerald L. Radke
                                                          Gerald L. Radke
                                                          Attorney-in-Fact

                          Independent Auditors' Report

The Board of Directors and Stockholders
PXRE Group Ltd.

We have audited the accompanying consolidated balance sheet of PXRE Group Ltd. and subsidiaries as of December 31, 2001, and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PXRE Group Ltd. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting For Derivative Instruments and Hedging Activities," during 2001.




KPMG
Hamilton, Bermuda
February 12, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PXRE Group Ltd.
(Successor Registrant of PXRE Corporation)

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers
Hamilton, Bermuda
February 12, 2001

PXRE
Group Ltd.            Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                                           December 31,
                                                                                                      2001               2000
                                                                                                ---------------    ---------------
Assets                Investments:
                      Available for sale:
                        Fixed maturities, available-for-sale, at fair value (amortized
                          cost $218,635,000 and $281,474,000, respectively)                     $   219,482,012    $   281,721,678
                        Equity securities, at fair value (cost $650,000 and $16,396,000,
                          respectively)                                                                 649,947         16,260,089
                      Short-term investments
                         Hedge funds                                                                 16,736,629         23,364,843
                         Non-hedge funds                                                            153,503,260         48,103,034
                      Trading securities
                         Hedge funds (cost $20,250,000 and $23,250,000, respectively)                25,764,453         27,819,800
                      Limited partnerships, at equity
                         Hedge funds (cost $48,760,000 and $39,264,000, respectively)                73,068,447         58,570,720
                         Non-hedge funds (cost $16,430,000 and $27,506,000, respectively)            19,140,869         30,251,802
                                                                                                ---------------    ---------------
                            Total investments                                                       508,345,617        486,091,966
                      Cash                                                                           22,887,816         19,008,897
                      Accrued investment income                                                       4,149,115          5,010,538
                      Receivables:
                        Unreported premiums                                                          82,455,075         54,607,126
                        Balances due from intermediaries and brokers, net                            11,147,662         20,074,909
                        Other receivables                                                            20,175,542         23,498,041
                      Reinsurance recoverable                                                       262,114,615        117,196,459
                      Ceded unearned premiums                                                        18,163,476         13,764,781
                      Deferred acquisition costs                                                      7,312,164          9,697,003
                      Current income tax recoverable                                                  4,081,010          2,978,556
                      Deferred tax asset                                                             21,037,532         15,002,429
                      Other assets                                                                   44,068,546         17,816,090
                                                                                                ---------------    ---------------
                            Total assets                                                        $ 1,005,938,170    $   784,746,795
                                                                                                ===============    ===============

Liabilities           Losses and loss expenses                                                  $   453,705,152    $   251,619,635
                      Unearned premiums                                                              46,334,848         49,548,368
                      Debt payable                                                                   55,000,000         65,000,000
                      Reinsurance balances payable                                                   78,177,819         34,311,963
                      Other liabilities                                                              33,410,162         25,355,172
                                                                                                ---------------    ---------------
                            Total liabilities                                                       666,627,981        425,835,138
                                                                                                ---------------    ---------------
                      Minority interest in consolidated subsidiary:
                          Company-obligated mandatorily redeemable capital trust
                           pass-through securities of subsidiary trust holding solely a
                           company-guaranteed related subordinated debt                              99,530,064         99,525,376
                                                                                                ---------------    ---------------

Stockholders'         Serial preferred stock, $1.00 par value -- 10,000,000 shares
Equity                    authorized respectively; 0 shares issued and outstanding                            0                  0
                      Common stock, $1.00 par value -- 50,000,000 shares
                           authorized, 11,872,842 and 11,820,079 shares
                           issued and outstanding, respectively                                      11,872,842         11,820,079
                      Additional paid-in capital                                                    175,405,548        175,014,314
                      Accumulated other comprehensive income, net of deferred income
                         tax benefit (expense) of $37,000 and $(39,000), respectively                  (298,764)           (69,147)
                      Retained earnings                                                              55,472,622         76,301,524
                      Restricted stock at cost (236,417 and 386,047 shares)                          (2,672,123)        (3,680,489)
                                                                                                ---------------    ---------------
                            Total stockholders' equity                                              239,780,125        259,386,281
                                                                                                ---------------    ---------------
                            Total liabilities and stockholders' equity                          $ 1,005,938,170    $   784,746,795
                                                                                                ===============    ===============

        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.        Consolidated Statements of Operations and Comprehensive Income
--------------------------------------------------------------------------------

                                                                                                Years Ended December 31,
                                                                                           2001           2000             1999
                                                                                      -------------   -------------   -------------

Revenues            Net premiums earned                                               $ 162,125,059   $ 160,205,927   $ 128,503,110
                    Net investment income                                                30,036,040      30,036,808      47,172,616
                    Net realized investment gains (losses)                                4,023,458       3,190,857      (3,765,816)
                    Management fees                                                       5,785,658       5,483,689       3,590,337
                                                                                      -------------   -------------   -------------
                                                                                        201,970,215     198,917,281     175,500,247
                                                                                      -------------   -------------   -------------

Losses and          Losses and loss expenses incurred                                   151,703,025     137,764,938     159,259,413
Expenses            Commissions and brokerage                                            30,350,016      34,898,983      27,701,644
                    Other operating expenses                                             29,606,408      35,406,799      30,052,310
                    Interest expense                                                      4,423,493       4,777,795       3,915,098
                    Minority interest in consolidated subsidiary                          8,877,477       8,875,239       8,790,106
                                                                                      -------------   -------------   -------------
                                                                                        224,960,419     221,723,754     229,718,571
                                                                                      -------------   -------------   -------------

                    Loss before income taxes and cumulative
                     effect of accounting change                                        (22,990,204)    (22,806,473)    (54,218,324)
                    Income tax benefit                                                    4,703,959      12,006,500      12,774,971
                                                                                      -------------   -------------   -------------

                    Loss before cumulative effect of accounting change                  (18,286,245)    (10,799,973)    (41,443,353)
                    Cumulative effect of accounting change, net of tax expense
                      (benefit) of $171,959, $0, and $(374,381), respectively               319,353               0        (695,278)
                                                                                      -------------   -------------   -------------

                    Net loss                                                          $ (17,966,892)  $ (10,799,973)  $ (42,138,631)
                                                                                      =============   =============   =============

Comprehensive       Other comprehensive loss, net of tax:
Income              Net unrealized appreciation (depreciation) on investments               492,681       6,682,855      (6,758,255)
                    Net unrealized depreciation on cash flow hedge                         (722,298)              0               0
                                                                                      -------------   -------------   -------------
                    Comprehensive loss                                                $ (18,196,509)   $ (4,117,118)  $ (48,896,886)
                                                                                      =============   =============   =============

Per Share           Basic:
                         Net loss before cumulative effect of accounting change       $       (1.58)  $       (0.95)  $       (3.58)
                         Cumulative effect of accounting change                                0.03            0.00           (0.06)
                                                                                      -------------   -------------   -------------
                         Net loss                                                     $       (1.55)  $       (0.95)  $       (3.64)
                                                                                      =============   =============   =============
                         Average shares outstanding                                      11,578,219      11,393,652      11,568,494
                                                                                      =============   =============   =============

                    Diluted:
                         Net loss before cumulative effect of accounting change       $       (1.58)  $       (0.95)  $       (3.58)
                         Cumulative effect of accounting change                                0.03            0.00           (0.06)
                                                                                      -------------   -------------   -------------
                         Net loss                                                     $       (1.55)  $       (0.95)  $       (3.64)
                                                                                      =============   =============   =============
                         Average shares outstanding                                      11,578,219      11,393,652      11,568,494
                                                                                      =============   =============   =============


        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.       Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
                  Years Ended December 31, 2001, 2000 and 1999


                                                                                                 Additional
                                                        Preferred              Common             Paid-in             Treasury
                                                          Stock                Stock              Capital              Stock
                                                      ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1998                          $             0     $       149,382     $   259,147,554     $   (61,420,025)

Net loss
Unrealized depreciation on investments, net
Increase in par value upon redomestication                                     11,501,792         (11,501,792)
Issuance of common stock                                                           28,595           4,928,345
Repurchase of common stock                                                                                            (17,169,725)
Cancellation of treasury stock                                                                    (78,697,992)         78,697,992
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Elimination of quarter lag in results of
  UK subsidiary
Other                                                                                                (193,313)           (108,242)
                                                      ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1999                                        0          11,679,769         173,682,802                   0

Net loss
Unrealized appreciation on investments, net
Issuance of common stock                                                          140,310           1,802,814
Repurchase/cancellation of common stock                                                              (517,145)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Other                                                                                                  45,843
                                                      ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2000                                        0          11,820,079         175,014,314                   0

Net loss
Unrealized appreciation on investments, net
Unrealized depreciation on cash flow hedge, net
Issuance of common stock                                                           52,763           3,367,665
Repurchase/cancellation of common stock                                                            (2,936,573)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Other                                                                                                 (39,858)
                                                      ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2001                          $             0     $    11,872,842     $   175,405,548     $             0
                                                      ===============     ===============     ===============     ===============


                                                        Accumulated
                                                           Other                                                       Total
                                                       Comprehensive         Retained            Restricted        Stockholders'
                                                          Income             Earnings              Stock               Equity
                                                      ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1998                          $         6,253     $   139,842,939     $    (3,350,597)    $   334,375,506

Net loss                                                                      (42,138,631)                            (42,138,631)
Unrealized depreciation on investments, net                (6,758,255)                                                 (6,758,255)
Increase in par value upon redomestication                                                                                      0
Issuance of common stock                                                                                                4,956,940
Repurchase of common stock                                                                                            (17,169,725)
Cancellation of treasury stock                                                                                                  0
Issuance of restricted stock                                                                       (4,385,780)         (4,385,780)
Amortization of restricted stock                                                                    2,409,665           2,409,665
Dividends paid to common stockholders                                          (7,629,924)                             (7,629,924)
Elimination of quarter lag in results of
  UK subsidiary                                                                  (141,764)                               (141,764)
Other                                                                                                  62,506            (239,049)
                                                      ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1999                               (6,752,002)         89,932,620          (5,264,206)        263,278,983

Net loss                                                                      (10,799,973)                            (10,799,973)
Unrealized appreciation on investments, net                 6,682,855                                                   6,682,855
Issuance of common stock                                                                                                1,943,124
Repurchase/cancellation of common stock                                                                                  (517,145)
Issuance of restricted stock                                                                       (1,276,445)         (1,276,445)
Amortization of restricted stock                                                                    2,632,357           2,632,357
Dividends paid to common stockholders                                          (2,831,123)                             (2,831,123)
Other                                                                                                 227,805             273,648
                                                      ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2000                                  (69,147)         76,301,524          (3,680,489)        259,386,281

Net loss                                                                      (17,966,892)                            (17,966,892)
Unrealized appreciation on investments, net                   492,681                                                     492,681
Unrealized depreciation on cash flow hedge, net              (722,298)                                                   (722,298)
Issuance of common stock                                                                                                3,420,428
Repurchase/cancellation of common stock                                                                                (2,936,573)
Issuance of restricted stock                                                                       (1,641,926)         (1,641,926)
Amortization of restricted stock                                                                    2,404,040           2,404,040
Dividends paid to common stockholders                                          (2,862,010)                             (2,862,010)
Other                                                                                                 246,252             206,394
                                                      ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2001                          $      (298,764)    $    55,472,622     $    (2,672,123)    $   239,780,125
                                                      ===============     ===============     ===============     ===============


The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.          Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                Years Ended December 31,
                                                                                           2001           2000             1999
                                                                                      -------------   -------------   -------------

Cash Flows          Net loss                                                          $ (17,966,892)  $ (10,799,973)  $ (42,138,631)
from Operating      Adjustments to reconcile net income to net cash
Activities            provided (used) by operating activities:
                        Losses and loss expenses                                        202,085,517      (9,931,716)    158,958,959
                        Unearned premiums                                                (7,612,215)     13,147,010      15,512,597
                        Deferred acquisition costs                                        2,384,839      (1,887,032)     (3,687,368)
                        Receivables                                                     (19,024,679)    (10,580,718)    (29,151,184)
                        Reinsurance balances payable                                     43,865,855      14,261,590      10,385,580
                        Reinsurance recoverable                                        (144,918,154)    (10,494,153)    (70,627,866)
                    Income tax recoverable                                               (5,285,417)      7,959,103       3,132,135
                    Equity in earnings of limited partnerships                          (10,628,716)     (9,495,048)    (23,608,098)
                    Other                                                               (17,804,304)     (6,511,284)     (1,263,685)
                                                                                      -------------   -------------   -------------
                          Net cash provided (used) by operating activities               25,095,834     (24,332,221)     17,512,439
                                                                                      -------------   -------------   -------------


Cash Flows          Cost of fixed maturity investments                                 (215,453,502)   (143,346,661)   (129,792,417)
from Investing      Fixed maturity investments matured/disposed                         282,217,794     189,268,437     103,388,412
Activities          Payable for securities                                                  104,524      (2,076,481)      2,076,557
                    Cost of equity securities                                            (3,834,223)    (24,235,314)     (9,835,512)
                    Equity securities disposed                                           18,153,640      36,623,456      28,382,068
                    Net change in short-term investments                                (96,400,226)    (18,294,998)     12,717,651
                    Other invested assets and trading portfolio disposed                 31,893,718      23,769,726      30,391,215
                    Other invested assets and trading portfolio purchased               (24,968,235)    (20,641,691)    (56,883,257)
                                                                                      -------------   -------------   -------------
                          Net cash (used) provided by investing activities               (8,286,510)     41,066,474     (19,555,283)
                                                                                      -------------   -------------   -------------

Cash Flows          Proceeds from issuance of common stock                                1,104,443         686,943         505,795
from Financing      Cash dividends paid to common stockholders                           (2,862,010)     (2,831,121)     (7,629,924)
Activities          Repayment of debt                                                   (10,000,000)    (10,000,000)              0
                    Proceeds of debt                                                              0               0      25,000,000
                    Cost of stock repurchased                                            (1,172,838)       (316,218)    (17,215,460)
                                                                                      -------------   -------------   -------------
                           Net cash (used) provided by financing activities             (12,930,405)    (12,460,396)        660,411
                                                                                      -------------   -------------   -------------


                    Net change in cash                                                    3,878,919       4,273,857      (1,382,433)
                    Cash, beginning of period                                            19,008,897      14,735,040      16,117,473
                                                                                      -------------   -------------   -------------
                    Cash, end of period                                               $  22,887,816   $  19,008,897   $  14,735,040
                                                                                      =============   =============   =============


        The accompanying notes are an integral part of these statements.

PXRE                     Notes to Consolidated Financial Statements
Group Ltd.               Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1.   Significant Accounting Policies

     Basis of Presentation and Consolidation

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries, "PXRE") and its wholly-owned subsidiaries, including PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Direct Underwriting Managers, Inc., PXRE Trading Corporation, TREX Trading Corporation, Cat Fund L.P., PXRE Capital Trust I and PXRE Limited. All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

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

         During the fourth quarter of 2000, Transnational Insurance Company ("Transnational Insurance"), an excess and surplus lines carrier which had specialized in non-standard and excess property insurance risks, distributed substantially all of its assets and liabilities to PXRE Reinsurance and the remaining corporate shell was sold on December 21, 2000. The sale followed PXRE's withdrawal from the excess and surplus lines market in the first quarter of 2000. Net premiums earned on this business were not material in 1999 and 2000.

         GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made for 2000 and 1999 to conform to the 2001 presentation.

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

         Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are accounted for as deposits with interest income or expense credited or charged to the contract deposits. These contract deposits are included in other assets and other liabilities in the Consolidated Balance Sheets.

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

     Liabilities for Losses and Loss Expense

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

         In 2000, PXRE commenced assuming structured product contracts in PXRE Bermuda, which was a new line of business for PXRE. Such contracts may be recorded on a discounted basis. At December 31, 2001, reserves related to these contracts amounting to $3,875,000 were discounted by $325,000 at a rate of 5.06% over 18 years. At December 31, 2000, $4,491,000 of these reserves were discounted by $849,000 at a rate of 6% over 21 years.

         Premiums on assumed retroactive contracts are earned when written with a corresponding liability established for the estimated loss the Company ultimately expects to pay-out. The initial loss is deferred and amortized into expense over the expected pay-out period using the interest method. Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain is deferred and amortized into income over the expected pay-out period using the interest method.

     Investments

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

         Investments in limited partnerships are reported under the equity method, which includes the cost of the investment and subsequent proportional share of the partnership earnings. Under the equity method, earnings are recorded in investment income. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

     Fair Value of Financial Instruments

         Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 3 and 4.

     Debt Issuance Costs

         Debt issuance costs associated with the issuance of $100 million 8.85% Capital Trust Pass-through Securities 'sm' (TRUPS 'sm') and the issuance of a note under a $75 million Credit Agreement are being amortized over the term of the related outstanding debt using the interest method.

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

     Comprehensive Income

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation or depreciation of investments and a cash flow hedge, net of tax.

     Earnings Per Share

         Basic earnings per share are determined by dividing net earnings by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive.

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

     Accounting for Derivative Instruments and Hedging Activities

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts. Accordingly, all derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative was used and whether it qualifies for hedge accounting.

         During the first quarter of 2001, PXRE adopted SFAS No. 133. The cumulative effect of adoption was income of $319,000, net of tax.

2.   Underwriting Programs

         Premiums written and earned for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                      2001               2000                1999
                                                                ---------------     ---------------     ---------------
Premiums written
Assumed                                                         $   290,213,181     $   268,924,177     $   218,507,032
Direct                                                                        0              65,389           2,842,139
                                                                ---------------     ---------------     ---------------
Gross premiums written                                              290,213,181         268,989,566         221,349,171
Ceded premiums written                                             (135,735,007)        (96,288,479)        (82,504,050)
                                                                ---------------     ---------------     ---------------
Net premiums written                                            $   154,478,174     $   172,701,087     $   138,845,121
                                                                ===============     ===============     ===============

                                                                      2001               2000                1999
                                                                ---------------     ---------------     ---------------
Premiums earned
Assumed                                                         $   293,431,185     $   259,760,642     $   198,342,728
Direct                                                                   10,551           1,527,053           2,113,403
Ceded                                                              (131,316,677)       (101,081,768)        (71,953,021)
                                                                ---------------     ---------------     ---------------
Net premiums earned                                             $   162,125,059     $   160,205,927     $   128,503,110
                                                                ===============     ===============     ===============

         Premiums written were assumed principally through reinsurance brokers or intermediaries. In 2001, 2000 and 1999 four reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 60%, 56% and 43% of gross premiums written, respectively.

         Included in ceded premiums written are $57,971,000, $48,931,000 and $29,466,000 of premiums ceded in 2001, 2000 and 1999, respectively to a reinsurer, Select Reinsurance Ltd., whose Board of Directors includes PXRE's Chief Executive Officer and an Executive Vice-President, both of whom are shareholders of the reinsurer. Net assets due from the reinsurer at December 31, 2001, are $102,037,000, of which $82,140,000 are secured by a trust agreement and funds held. PXRE also purchases retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts.

         Activity in the net losses and loss expense liability for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                      2001               2000                1999
                                                                ---------------     ---------------     ---------------
Net balance at January 1                                        $   155,503,178     $   160,516,230     $    69,242,352

Adjustment to eliminate quarter lag on U.K. subsidiary                        0                   0          (1,677,526)

Incurred related to:
    Current year                                                    133,851,543          79,534,035         139,478,230
    Prior years                                                      17,851,482          58,230,903          19,781,183
                                                                ---------------     ---------------     ---------------
    Total incurred                                                  151,703,025         137,764,938         159,259,413
                                                                ---------------     ---------------     ---------------

Paid related to:
    Current year                                                     46,961,138          14,708,791          17,855,659
    Prior years                                                      52,504,584         131,643,666          48,452,350
                                                                ---------------     ---------------     ---------------
    Total paid                                                       99,465,722         146,352,457          66,308,009
                                                                ---------------     ---------------     ---------------

Net asset related to retroactive reinsurance assumed                     58,048           3,574,467                   0

Net balance at December 31                                          207,798,529         155,503,178         160,516,230

Reinsurance recoverable on unpaid losses and loss expenses          245,906,623          96,116,457         101,035,123
                                                                ---------------     ---------------     ---------------
Gross balance at December 31                                    $   453,705,152     $   251,619,635     $   261,551,353
                                                                ===============     ===============     ===============

         As a result of changes in estimates of insured events in prior years, the provision for losses and loss expenses experienced deficiencies of $17,851,000 on a net basis in 2001, primarily due to strengthening of reserves in casualty, marine and aerospace lines of business and development on a number of significant catastrophes. Net losses and loss expenses were unfavorably affected by an increase to reserves of $58,231,000 in 2000 primarily due to French Storms Lothar and Martin and unfavorably impacted by an increase to reserves of $19,781,000 in 1999.

3.  Investments

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities and equity securities as of December 31, 2001 and 2000 are shown below:

                                                                                  Gross              Gross              Estimated
                                                            Amortized          Unrealized          Unrealized              Fair
                                                               Cost               Gains              Losses               Value
                                                         ---------------     ---------------     ---------------     ---------------
2001
United States government securities                      $    48,556,940     $        50,848     $       194,871     $    48,412,917
Foreign government securities                                  5,611,129                   0             255,829           5,355,300
United States government sponsored
  agency and mortgaged-backed
    securities                                                53,564,163             969,922                   0          54,534,085
Other mortgage and asset-backed
  securities                                                  20,589,497             112,444              82,367          20,619,574
Obligations of states and political
  subdivisions                                                33,235,092           1,841,931               6,376          35,070,647
Public utilities and industrial and
  miscellaneous securities                                    57,078,018             127,454           1,715,983          55,489,489
                                                         ---------------     ---------------     ---------------     ---------------
     Total fixed maturities                              $   218,634,839     $     3,102,599     $     2,255,426     $   219,482,012
                                                         ===============     ===============     ===============     ===============

Equity securities                                        $       649,947     $             0     $             0     $       649,947
                                                         ===============     ===============     ===============     ===============

                                                                                  Gross              Gross              Estimated
                                                            Amortized          Unrealized          Unrealized              Fair
                                                               Cost               Gains              Losses               Value
                                                         ---------------     ---------------     ---------------     ---------------
2000
United States government securities                      $    48,756,503     $       327,586     $       325,403     $    48,758,686
Foreign government securities                                  5,600,384                   0             942,404           4,657,980
United States government sponsored
  agency and mortgage-backed
  securities                                                  32,750,818              73,193             165,058          32,658,953
Other mortgage and asset-backed
  securities                                                  66,292,166           1,104,170             227,785          67,168,551
Obligations of states and political
  subdivisions                                                78,359,519           2,645,971             121,964          80,883,526
Public utilities and industrial and
  miscellaneous securities                                    49,714,409             176,277           2,296,704          47,593,982
                                                         ---------------     ---------------     ---------------     ---------------
     Total fixed maturities                              $   281,473,799     $     4,327,197     $     4,079,318     $   281,721,678
                                                         ===============     ===============     ===============     ===============

Equity securities                                        $    16,395,580     $             0     $       135,491     $    16,260,089
                                                         ===============     ===============     ===============     ===============

         There was one investment, other than in the U.S. government and agency sectors, which exceeded 10% of stockholders' equity at December 31, 2001 and 2000, amounting to 10.4% and 10.2%, respectively.

         Included in other comprehensive income in 2001 is $493,000 of net unrealized appreciation on investments which includes $4,758,000 of unrealized net gains arising during the year less $4,023,000 of reclassification adjustments for net gains, included in net income.

         Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
         Proceeds from Sale
            Fixed maturities                                    $   279,217,794     $   186,380,495     $    86,040,075
                                                                ===============     ===============     ===============
            Equity securities                                   $    18,153,640     $    36,623,456     $    28,382,068
                                                                ===============     ===============     ===============

         Gross Gains
            Fixed maturities                                    $     7,307,102     $       222,669     $     1,936,898
            Equity securities                                           101,224           4,999,134           4,307,178
            Other                                                       211,063             405,260           3,661,831
                                                                ---------------     ---------------     ---------------
                                                                      7,619,389           5,627,063           9,905,907
                                                                ---------------     ---------------     ---------------
         Gross Losses
            Fixed maturities                                         (1,814,768)         (1,504,800)         (6,316,161)
            Equity securities                                        (1,200,608)           (929,848)           (687,055)
            Other                                                      (580,555)             (1,558)         (6,668,507)
                                                                ---------------     ---------------     ---------------
                                                                     (3,595,931)         (2,436,206)        (13,671,723)
                                                                ---------------     ---------------     ---------------

         Net realized gains (losses)                            $     4,023,458     $     3,190,857     $    (3,765,816)
                                                                ===============     ===============     ===============

         Included in gross losses is the realized loss on the other than temporary write down of an equity security and a fixed maturity bond in technical default for 2001 in the amount of $750,000 and $1,642,000, respectively.

         The components of net investment income were as follows:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
          Fixed maturity investments                            $    16,331,148     $    18,207,003     $    19,096,242
          Equity securities                                             269,411           1,054,802           1,282,199
          Short-term investments                                      6,736,441           3,154,791           1,984,366
          Hedge funds and other limited
          partnerships                                               10,628,716           9,629,676          25,703,702
                                                                ---------------     ---------------     ---------------
                                                                     33,965,716          32,046,272          48,066,509
          Less investment expenses                                    1,709,458           2,009,464             893,893
          Less interest expenses on
            funds held                                                2,220,218                   0                   0
                                                                ---------------     ---------------     ---------------
          Net investment income                                 $    30,036,040     $    30,036,808     $    47,172,616
                                                                ===============     ===============     ===============

         Investment expenses principally represent fees paid to Phoenix Investment Partners, Ltd., a subsidiary of Phoenix Life Insurance Company (formerly Phoenix Home Life Mutual Insurance Company) which owned 9.5%, 9.6% and 7.8% of the outstanding common stock of PXRE at December 31, 2001, 2000 and 1999, respectively, and fees paid to Mariner Investment Group. The sole shareholder of Mariner Investment Group is the Chairman and a founding shareholder of Select Reinsurance Ltd. which owned approximately 9.4%, 9.4% and 9.5% of the outstanding common stock of PXRE at December 31, 2001, 2000, and 1999, respectively.

     Investment Maturity Distributions

         The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001 by contractual maturity date is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Estimated
                                                                        Amortized              Fair
                                                                           Cost               Value
                                                                     ---------------     ---------------
Fixed Maturity

One year or less                                                     $     3,785,871     $     3,964,571
Over 1 through 5 years                                                    73,816,228          75,080,356
Over 5 through 10 years                                                   93,720,618          93,141,480
Over 10 through 20 years                                                   1,997,777           2,254,498
Over 20 years                                                             16,166,143          15,809,031

United States government agency and
  other mortgage and asset-backed securities                              29,148,202          29,232,076
                                                                     ---------------     ---------------
     Total                                                           $   218,634,839     $   219,482,012
                                                                     ===============     ===============


         In addition to fixed maturities, PXRE held $153,503,000 and $48,103,000 of non-hedge short-term investments at December 31, 2001 and 2000, respectively, comprised principally of high-grade commercial paper, U.S. Treasury bills and other investments with original maturities of one year or less.

         PXRE also held $115,569,000 and $109,755,000 of limited partnership hedge funds and trading portfolio assets including Mariner funds at December 31, 2001 and 2000, respectively, that are accounted for under the equity method or at fair value, as follows:

                                                                      2001                                    2000
                                                      -----------------------------------     -----------------------------------

                                                             $              Ownership %              $              Ownership %
                                                      ---------------     ---------------     ---------------     ---------------

Mariner Partners                                           16,736,629                11.2          23,364,843                34.7
Mariner Select L.P.                                        14,913,689                19.9          26,861,292                45.1
Mariner Opportunities                                       7,291,653                15.7           4,746,924                21.2
Mariner Atlantic                                            3,956,601                 2.4           3,552,095                 2.6
Other                                                      72,670,957         0.2 to 11.9          51,230,209         0.1 to 10.0
                                                      ---------------                         ---------------

    Total                                                 115,569,529                             109,755,363
                                                      ===============                         ===============

     Restricted Assets

         Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $20,637,000 were issued at December 31, 2001, in respect of reported loss reserves and unearned premiums. Investments with a par value of $20,831,000 have been pledged as collateral with issuing banks. In addition, securities with a par value of $9,072,000 at December 31, 2001 were on deposit with various state insurance departments in order to comply with insurance laws.

         PXRE, in connection with PXRE's Lloyd's Syndicate 1224, has placed on deposit $36,430,000 par value of agency debenture government securities, municipal securities and $11,475,000 in money market funds as collateral for Lloyd's of London. All invested assets of PXRE's Syndicate 1224 amounting to $15,350,000 at December 31, 2001 are restricted from being paid as a dividend through June, 2003.

         PXRE has outstanding commitments for funding certain investments in certain limited partnerships of $1,671,000 at December 31, 2001.

         PXRE has deposited securities with a fair value of $12,882,000 as of December 31, 2001 into a trust for the benefit of a cedent in connection with a finite reinsurance transaction.

4.    Notes Payable and Credit Arrangements

         In January 1997, PXRE Corporation issued $100 million of 8.85% TRUPS. The fair value of the TRUPS is $49,359,000 and $77,583,000 at December 31, 2001 and 2000, respectively. Interest is payable on the TRUPS semi-annually. The notes are redeemable on or after February 1, 2007 at the option of PXRE Corporation, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter.

         On December 30, 1998 PXRE Corporation entered into a Credit Agreement with First Union National Bank ("First Union") to arrange and syndicate for it a revolving credit facility of up to $75 million. At December 31, 1998, $50 million of the total $75 million was underwritten and committed to by First Union. The additional $25 million of the revolving credit facility was drawn down October 6, 1999 and PXRE Group Ltd. and PXRE Reinsurance (Barbados) Ltd. were added as guarantors under the Credit Agreement. First Union syndicated the $75 million revolving credit facility, joining Fleet National Bank, Credit Lyonnais, New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). The $75 million borrowings under the Credit Agreement bear interest at First Union's base rate or at the financial institution's LIBOR rate for periods of 30, 60, 90 or 180 days plus a 1% credit margin. The interest rate charged at December 31, 2001 and 2000 was 3.59% and 7.66%, respectively. In addition, the Credit Agreement requires PXRE and certain subsidiaries, where applicable, to maintain certain financial ratios including minimum fixed charge coverage, maximum consolidated debt to total capitalization, minimum statutory capital and surplus, and minimum risk based capital ratios. Commitments under this Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10 million commencing March 31, 2000 and $25 million on March 31, 2005. See
Note 13 - Subsequent Event, below. At December 31, 2001 and 2000, $55 million and $65 million was outstanding under this Credit Agreement.

         PXRE Corporation entered into an interest rate swap agreement with First Union that locks in the interest rate on the $36,666,000 portion of the loan to 6.34%. The swap agreement coincides with the maturity of the Credit Agreement. The fair value of the loan and the interest rate swap agreement at December 31, 2001 and 2000 was approximately $53,712,000 and $64,509,000, respectively. At December 31, 2001, the amount of the cash flow hedge, net of tax, in accumulated other comprehensive income was depreciation of $722,000.

         Interest paid, including the minority interest in consolidated subsidiary, was $13,301,000, $13,653,000 and $12,705,000 for 2001, 2000 and
1999, respectively.

5.   Income Taxes

         PXRE is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. PXRE has received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts PXRE, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

         PXRE does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation.

         The United States subsidiaries of PXRE file a consolidated U.S. Federal income tax return.

         Pretax (loss) income from operations before cumulative effect of accounting change for the years ended December 31, under the following jurisdictions was as follows:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
U.S.                                                            $   (14,351,000)    $   (27,713,000)    $   (43,808,000)
Bermuda                                                              (5,005,000)          4,730,000         (11,437,000)
Barbados                                                             (3,634,000)            177,000           1,027,000
                                                                ---------------     ---------------     ---------------
Total                                                           $   (22,990,000)    $   (22,806,000)    $   (54,218,000)
                                                                ===============     ===============     ===============

         The components of the benefit for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
Current
  U.S.                                                          $        44,000     $    (3,891,000)    $   (12,819,000)
  Foreign                                                             1,103,000             137,000           2,314,000
                                                                ---------------     ---------------     ---------------
Subtotal                                                              1,147,000          (3,754,000)        (10,505,000)
Deferred U.S.                                                        (5,851,000)         (8,253,000)         (2,270,000)
                                                                ---------------     ---------------     ---------------
Income tax benefit
  before change in accounting                                        (4,704,000)        (12,007,000)        (12,775,000)
Income tax expense (benefit) from
  change in accounting                                                  172,000                   0            (374,000)
                                                                ---------------     ---------------     ---------------

Income tax benefit                                              $    (4,532,000)    $   (12,007,000)    $   (13,149,000)
                                                                ===============     ===============     ===============
Income taxes paid                                               $     3,103,000     $       637,000     $     1,930,000
                                                                ===============     ===============     ===============

         The Company plans to carryforward $47,200,000 of the 2000 and 2001 net operating loss to future periods which expire through 2021.

         The significant components of the net deferred income tax asset (liability) are as follows:

Deferred income tax asset:                                                2001                2000
                                                                     ---------------     ---------------
  Discounted reserves and unearned premiums                          $     7,297,000     $     7,132,000
  U.K. losses not currently deductible                                             0          10,377,000
  Excess tax over book basis in invested assets                              869,000             174,000
  Deferred compensation and benefits                                       2,488,000           1,811,000
  NOL carryforwards                                                       16,701,000           2,443,000
  Cash flow hedge                                                            389,000                   0
  Other, net                                                                 628,000             258,000
                                                                     ---------------     ---------------
  Total deferred income tax asset                                    $    28,372,000     $    22,195,000
                                                                     ---------------     ---------------

Deferred income tax liability:
   Retroactive reinsurance contracts                                      (2,202,000)                  0
   Deferred acquisition costs                                             (1,966,000)         (2,037,000)
   Excess book over tax basis in limited partnerships                     (1,068,000)         (2,998,000)
   Investments and unrealized foreign exchange                              (557,000)            (39,000)
   Market discount                                                        (1,369,000)         (1,490,000)
   Other, net                                                               (172,000)           (629,000)
                                                                     ---------------     ---------------
   Total deferred income tax liability                                    (7,334,000)         (7,193,000)
                                                                     ---------------     ---------------

Net deferred income tax asset                                        $    21,038,000     $    15,002,000
                                                                     ===============     ===============

         Management has reviewed PXRE's deferred tax asset, and has concluded that it is realizable and no valuation allowance is necessary.

         The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate of 35% to pretax income from operations as a result of the following differences.

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
Statutory U.S. rate                                             $    (8,047,000)    $    (7,982,000)    $   (18,976,000)
Tax exempt interest                                                    (781,000)         (1,316,000)         (1,781,000)
Foreign tax credit
  (recoverable) expiration                                             (339,000)           (670,000)            920,000
Bermuda loss (income)                                                 1,752,000          (1,655,000)          4,003,000
Foreign income - Barbados                                             1,272,000             (62,000)           (359,000)
Barbados tax                                                          1,103,000             137,000           2,314,000
Amortization of intangibles                                                   0                   0            (753,000)
Reciprocal shares                                                             0                   0           1,815,000
Other, net                                                              508,000            (459,000)           (332,000)
                                                                ---------------     ---------------     ---------------
Total benefit                                                   $    (4,532,000)    $   (12,007,000)    $   (13,149,000)
                                                                ===============     ===============     ===============


6.   Stockholders' Equity and Dividend Restrictions

     Stockholders' Equity

         PXRE was incorporated on June 1, 1999 as a Bermuda holding company and a wholly-owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda.

         In connection with the reorganization, PXRE repurchased for $1.00 per share, 100% of the common shares owned by PXRE Purpose Trust and each outstanding share of PXRE Corporation common stock (other than shares held by PXRE Corporation and its subsidiaries) was converted into one common share of PXRE. In addition, PXRE retired all of its treasury shares.

         On August 9, 1999 PXRE's Board of Directors unanimously approved a resolution to increase the number of authorized shares from 12,000 to 60,000,000 consisting of 50,000,000 common shares and 10,000,000 preferred shares. In addition, PXRE's Board of Directors authorized an increase in par value of its common shares from $0.01 per share to $1.00 per share. See also subsequent event
Note 13.

         Absent a specific waiver by PXRE's Board of Directors, the Company's Bye-Laws restrict the ownership and voting rights of any shareholder who directly or indirectly would own more than 9.9% of the outstanding common shares of the Company. The restriction requires the prompt disposition of any shares held in violation of the provision and limits the voting power of a shareholder with more than 9.9% of the outstanding shares to the voting power of a shareholder with 9.9% or less of the outstanding common shares.

     Dividend Restrictions

         The Insurance Department of the State of Connecticut, in which PXRE Reinsurance is domiciled, recognizes as net income and surplus those amounts determined in conformity with statutory accounting practices ("SAP") prescribed or permitted by the department, which differ in certain respects from U.S. GAAP. The amount of statutory capital and surplus at December 31 and statutory net income of PXRE Reinsurance for the years then ended, as filed with insurance regulatory authorities are as follows:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
                                                                  (Unaudited)
PXRE Reinsurance
  Statutory capital and surplus                                 $   331,959,000     $   348,858,000    $    399,007,000
  Statutory net loss                                            $   (28,171,000)    $   (14,569,000)   $     (1,327,000)

         PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

         As of December 31, 2001, the maximum amount of dividends and other distributions which may be made by PXRE Reinsurance during 2002 without prior approval is limited to approximately $33,196,000. Accordingly, the remaining amount of its capital and surplus is considered restricted. Under the terms of the Credit Agreement, dividends to PXRE shareholders in any year are limited as described in Note 4 with respect to the financial covenants.

         PXRE Reinsurance prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Connecticut. Effective January 1, 2001, the State of Connecticut required that insurance companies domiciled in the State of Connecticut prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual - Version effective January 1, 2001 subject to any deviations prescribed or permitted by the State of Connecticut Insurance Commissioner. Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures Manual - Version effective January 1, 2001 are reported as changes in accounting principles. The cumulative affect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect, which decreased the surplus by $2,500,000, is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods.

7.  Earnings Per Share

         A reconciliation of loss before cumulative effect of change in accounting to earnings, and shares, which affect basic and diluted earnings per share, is as follows:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
Loss available to common stockholders:

Loss before cumulative effect of change
   in accounting                                                $   (18,286,245)    $   (10,799,973)    $   (41,443,353)
Change in accounting                                                    319,353                   0            (695,278)
                                                                ---------------     ---------------     ---------------
Net loss available to stockholders                              $   (17,966,892)    $   (10,799,973)    $   (42,138,631)
                                                                ===============     ===============     ===============

Weighted average shares of common stock outstanding:
Weighted average common shares
   outstanding (basic)                                               11,578,219          11,393,652          11,568,494
Equivalent shares of stock options                                            0                   0                   0
Equivalent shares of restricted stock                                         0                   0                   0
                                                                ---------------     ---------------     ---------------
Weighted average common equivalent shares
   (diluted)                                                         11,578,219          11,393,652          11,568,494
                                                                ===============     ===============     ===============

Per share amounts:
Basic
Loss before cumulative effect of
   change in accounting                                         $         (1.58)    $         (0.95)    $         (3.58)
Net loss                                                        $         (1.55)    $         (0.95)    $         (3.64)

Diluted
Loss before cumulative effect of
   change in accounting                                         $         (1.58)    $         (0.95)    $         (3.58)
Net loss                                                        $         (1.55)    $         (0.95)    $         (3.64)


8.   Employee Benefits

     Benefit Plans

         PXRE adopted a non-contributory defined benefit pension plan covering all U.S. employees with one year or more of service and who had attained age 21. Benefits are generally based on years of service and compensation. PXRE funds the plan in amounts not less than the minimum statutory funding requirement nor more than the maximum amount that can be deducted for U.S. income tax purposes.

         PXRE also sponsors a supplemental executive retirement plan. This plan is non-qualified and provides certain key employees with benefits in excess of normal pension benefits.

         The net pension expenses for the company-sponsored plans included the following components at December 31:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
Components of net periodic cost
Service cost                                                    $     1,040,253     $       680,756     $       455,892
Interest cost                                                           639,503             467,579             352,348
Expected return on assets                                              (152,125)            (79,371)            (44,166)
Amortization of prior service costs                                     212,166             212,166             110,301
Recognized net actuarial costs                                           77,262              30,536              75,280
                                                                ---------------     ---------------     ---------------

Net periodic benefit costs                                      $     1,817,059     $     1,311,666     $       949,655
                                                                ===============     ===============     ===============

         The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets:

                                                                           2001               2000
                                                                     ---------------     ---------------
Reconciliation of benefit obligation
Benefit obligation January 1                                         $     7,688,473     $     5,166,894
Service cost                                                               1,040,253             680,756
Interest cost                                                                639,503             467,579
Amendments                                                                         0             980,637
Actuarial loss                                                             1,241,727             392,607
                                                                     ---------------     ---------------
Benefit obligation December 31                                       $    10,609,956     $     7,688,473
                                                                     ===============     ===============

Reconciliation of plan assets
Fair value of plan assets as of January 1                            $     1,561,878     $       802,787
Return on plan assets                                                       (130,984)             86,876
Employer contributions                                                       786,583             672,215
                                                                     ---------------     ---------------
Fair value of plan assets December 31                                $     2,217,477     $     1,561,878
                                                                     ===============     ===============

Reconciliation of funded status
Funded status                                                        $    (8,392,479)    $    (6,126,595)
Unrecognized prior service cost                                            1,812,655           2,024,821
Unrecognized net loss                                                      2,079,397             631,823
                                                                     ---------------     ---------------
Accrued cost                                                         $    (4,500,427)    $    (3,469,951)
                                                                     ===============     ===============


Weighted average assumptions as of December 31:
Discount rate                                                                   7.25%               7.50%
Expected return on plan assets                                                  8.00%               8.00%
Rate of compensation increase                                                   5.00%               5.00%

       Employees of PXRE's Brussels and London operations are covered under a defined contribution type plan. The provision for such plans is $193,000, $454,000 and $326,000 for 2001, 2000 and 1999 respectively.

     Employee Stock Purchase Plan

         PXRE maintains an Employee Stock Purchase Plan under which it has reserved 53,753 common shares for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised.

9.   Stock Options and Grants

         In 1988, PXRE adopted a stock option plan (the "1988 Stock Option Plan") which provides for the grant of incentive stock options and non-qualified stock options to officers and key employees. Options granted under the 1988 Stock Option Plan have a term of 10 years and become exercisable in four equal annual installments. The exercise price for options granted pursuant to the plan must be equal to or exceed the fair market value of the common shares on the date the option is granted. In 1992, the Board of Directors resolved to freeze the 1988 Stock Option Plan as of December 31, 1992. At December 31, 2001 and 2000, options for 9,802 and 36,323 shares, respectively, are exercisable under this plan.

         In 1992, a Restated Employee Annual Incentive Bonus Plan was approved. Incentive compensation to employees is based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee.

         In 1992, PXRE adopted a 1992 Officer Incentive Plan that provides for the grant of incentive stock options, non-qualified stock options and awards of shares subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive shares options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. At December 31, 2001 and 2000, options for 414,478 and 281,614 shares respectively, were exercisable under this plan.

         In 2001, 2000 and 1999, $2,445,000, $3,750,000 and $3,170,000,
respectively was incurred under these plans, including 30% of any bonus granted to certain levels of employees paid in restricted shares which vest in 36 or 48 months.

         Information regarding the option plans described above is as follows:

                                                                         Number            Option Price
                                                                        of Shares        Per Share Range
                                                                     ---------------     ----------------
Outstanding at December 31, 1998                                             473,024     $  8.75 - $32.94
  Options granted                                                                  0     $              0
  Options exercised                                                           13,294     $10.625 - $11.50
  Options cancelled                                                            7,256     $24.75 - $32.938
                                                                     ---------------

Outstanding at December 31, 1999                                             452,474     $ 8.75 - $32.938
  Options granted                                                            900,450     $          12.50
  Options exercised                                                           37,057     $           8.75
  Options cancelled                                                           65,643     $12.50 - $32.938
                                                                     ---------------
Outstanding at December 31, 2000                                           1,250,224
                                                                     ---------------
  Options granted                                                            907,400     $ 15.95 - $19.80
  Options exercised                                                           72,658     $10.875 - $12.50
  Options cancelled                                                          442,357     $12.50 - $32.938
                                                                     ---------------
Outstanding at December 31, 2001                                           1,642,609
                                                                     ===============

         In 1995, PXRE adopted a non-employee Director Stock Option Plan, which provided for an annual grant of 1,000 options per director from 1995 to 1996 and provides for 3,000 options per director from 1997 to 1999, 5,000 options and 1,000 restricted shares per director from 2000 to 2005 inclusive as amended. Options granted under the plan have a term of 10 years from the date of grant and are vested and exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 2001, options for 250,000 shares were authorized and 103,410 were exercisable, at exercise prices between $14.790 and $31.063.

         Beginning January 1, 1998, PXRE allowed its directors to elect to convert their Board of Directors retainer fee to options. At December 31, 2001, options for 250,000 shares were authorized and ten-year options for 119,011 shares were granted at prices ranging from $12.812 to $33.455 which are 100% vested and immediately exercisable.

         As of December 31, 2001 total authorized common shares reserved for grants of employee and director stock options and restricted stock under the above plans is 2,752,279 shares. Total shares of 646,701 relate to stock options which are vested and exercisable at December 31, 2001, at exercise prices between $10.875 and $33.455. All options become exercisable upon a change of control of PXRE as defined by the plans.

         As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net loss and earnings per share for 2001, 2000 and 1999 would have been reduced to the following pro forma amounts:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
Net loss
  As reported                                                   $   (17,966,892)    $   (10,799,793)    $   (42,138,631)
  Pro forma                                                         (20,126,476)        (12,138,638)        (42,612,003)

Basic loss per share
  As reported                                                   $         (1.55)    $         (0.95)    $         (3.64)
  Pro forma                                                               (1.74)              (1.07)              (3.68)
Diluted loss per share
  As reported                                                   $         (1.55)    $         (0.95)    $         (3.64)
  Pro forma                                                               (1.74)              (1.07)              (3.68)


         The fair value of each option granted in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                      2001                2000                1999
                                                                ---------------     ---------------     ---------------
Risk-free rate                                                             5.41%               5.23%               6.72%
Dividend yield                                                             1.36%               1.42%               1.85%
Volatility factor                                                         37.18%              30.65%              26.71%
Weighted average expected life                                                5                   5                   5

         A summary of the status of the employee and director stock option plans at December 31, 2001 and 2000 and changes during the years then ended is presented below:

                                                                           2001                                 2000
                                                           ----------------------------------    ----------------------------------

                                                                                  Weighted                              Weighted
                                                                                   Average                               Average
                                                                Shares         Exercise Price        Shares          Exercise Price
                                                           ---------------     --------------    ---------------     --------------
Options outstanding at beginning of year                         1,485,416        $  17.27               599,068         $  24.80
Options granted                                                    965,219           17.77               989,048            12.61
Options exercised                                                   72,658           11.91                37,057             8.75
Options cancelled                                                  442,357           15.71                65,643            20.23
                                                           ---------------                       ---------------
Options outstanding at end of year                               1,935,620           18.06             1,485,416            17.27
                                                           ---------------                       ---------------
Options exercisable at end of year                                 646,701           22.37               490,899            23.74
                                                           ---------------                       ---------------
Weighted average fair value per share of options granted                              8.98                                   5.36

         Options outstanding at December 31, 2001 included:

                                                 Weighted                                                         Weighted
Range of                Number Outstanding at    Average           Weighted Average    Number Exercisable at      Average
Exercise Prices         December 31, 2001        Remaining Life    Exercise Price      December 31, 2001          Exercise Price
---------------         -----------------        --------------    --------------      -----------------          --------------
$10.88 to $19.80               1,490,045               8.86             $15.35                  217,780                $13.46
$23.25 to $33.46                 445,575               4.46             $27.11                  428,921                $26.90

         In 1990, PXRE adopted a non-employee Director Deferred Stock Plan granting 2,000 shares to each non-employee Board member at the time specified in the plan. At December 31, 2001, the 10,000 shares granted to eligible non-employee Board members will be issued to Board members at or after their termination, depending on whether such director elected to defer receipt of such shares following termination.

10.  Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, casualty, structured/finite business and all other lines based on PXRE's method of internal management reporting. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Australia, Latin America, the Caribbean and Asia) representing all other premiums written. There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.

                                                         2001                         2000                         1999
Net Premiums Written                                     ----                         ----                         ----
(thousands except percentages)                   Amount        Percent         Amount       Percent        Amount        Percent
                                            ----------------------------------------------------------------------------------------

Catastrophe and Risk Excess
  North American                            $        34,127               $        20,354              $        26,704
  International                                      90,107                        74,197                       63,957
  Excess of loss cessions                           (60,485)                      (15,489)                     (18,883)
                                            ---------------               ---------------              ---------------
                                                     63,749       41%              79,062       46%             71,778       52%
                                            ---------------               ---------------              ---------------

Casualty
  North American                                     27,325                        26,766                       13,148
  International                                      13,389                        14,876                       12,851
                                            ---------------               ---------------              ---------------
                                                     40,714       26               41,642       24              25,999       19
                                            ---------------               ---------------              ---------------

Structured/Finite Business
  North American                                     33,651                        20,245                            0
  International                                           0                             0                            0
                                            ---------------               ---------------              ---------------
                                                     33,651       22               20,245       12                   0        0
                                            ---------------               ---------------              ---------------

Other Lines
  North American                                      4,294                         2,030                       12,073
  International                                      12,070                        29,722                       28,995
                                            ---------------               ---------------              ---------------
                                                     16,364       11               31,752       18              41,068       29
                                            ---------------      ---      ---------------      ---     ---------------      ---

Total                                       $       154,478      100%     $       172,701      100%    $       138,845      100%
                                            ===============      ===      ===============      ===     ===============      ===

                                                         2001                         2000                         1999
Net Premiums Earned                                      ----                         ----                         ----
(thousands except percentages)                   Amount        Percent         Amount       Percent        Amount        Percent
                                            ----------------------------------------------------------------------------------------

Catastrophe and Risk Excess
  North American                            $        32,978               $        20,517              $        26,155
  International                                      92,224                        73,318                       61,241
  Excess of loss cessions                           (58,839)                      (19,115)                     (14,958)
                                            ---------------               ---------------              ---------------
                                                     66,363       41%              74,720       47%             72,438       56%
                                            ---------------               ---------------              ---------------

Casualty
  North American                                     27,145                        19,062                       11,593
  International                                      13,310                        13,865                        9,794
                                            ---------------               ---------------              ---------------
                                                     40,455       25               32,927       21              21,387       17
                                            ---------------               ---------------              ---------------

Structured/Finite Business
  North American                                     32,365                        17,791                            0
  International                                           0                             0                            0
                                            ---------------               ---------------              ---------------
                                                     32,365       20               17,791       11                   0       0
                                            ---------------               ---------------              ---------------
Other Lines
  North American                                      3,336                         1,978                       11,296
  International                                      19,606                        32,790                       23,383
                                            ---------------               ---------------              ---------------
                                                     22,942       14               34,768       21              34,679       27
                                            ---------------      ---      ---------------      ---     ---------------      ---

Total                                       $       162,125      100%     $       160,206      100%    $       128,504      100%
                                            ===============      ===      ===============      ===     ===============      ===

                                                         2001                         2000                         1999
Underwriting Operations                                  ----                         ----                         ----
(thousands except percentages)                   Amount        Percent         Amount       Percent        Amount        Percent
                                            ----------------------------------------------------------------------------------------

Catastrophe and Risk Excess
  North American                            $       (29,607)              $        12,701              $       (31,591)
  International                                     (17,975)                       (2,609)                     (32,039)
  Excess of loss cessions                            38,117                       (11,265)                      15,476
                                            ---------------               ---------------              ---------------
                                                     (9,465)      65%              (1,173)      16%            (48,154)      87%
                                            ---------------               ---------------              ---------------

Casualty
  North American                                       (214)                         (347)                        (279)
  International                                      (3,118)                          100                         (242)
                                            ---------------               ---------------              ---------------
                                                     (3,332)      23                 (247)       3                (521)       1
                                            ---------------               ---------------              ---------------

Structured/Finite Business
  North American                                      2,944                         1,661                          411
  International                                           0                             0                            0
                                            ---------------               ---------------              ---------------
                                                      2,944      (20)               1,661      (22)                411       (1)
                                            ---------------               ---------------              ---------------


 Other Lines
  North American                                       (276)                       (2,456)                        (715)
  International                                      (4,481)                       (5,214)                      (6,166)
                                            ---------------               ---------------              ---------------
                                                     (4,757)      32               (7,670)     103              (6,881)      13
                                            ---------------      ---      ---------------      ---     ---------------      ---
Total                                       $       (14,610)     100%     $        (7,429)     100%    $       (55,145)     100%
                                            ===============      ===      ===============      ===     ===============      ===

         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the Consolidated Statements of Operations and Comprehensive Income:

(thousands)                                                           2001                2000                1999
                                                                ---------------     ---------------     ---------------
Net underwriting loss                                           $       (14,610)    $        (7,429)    $       (55,145)
Net investment income                                                    30,036              30,037              47,173
Net realized investment gains (losses)                                    4,023               3,191              (3,766)
Interest expense                                                         (4,424)             (4,778)             (3,915)
Minority interest in consolidated subsidiary                             (8,877)             (8,875)             (8,790)
Operating expenses                                                      (29,606)            (35,407)            (30,052)
Unrealized foreign exchange on losses incurred                              981              (1,196)                442
Other (loss) income                                                        (513)              1,651                (165)
                                                                ---------------     ---------------     ---------------
Loss before income taxes and
   cumulative effect of change in accounting                    $       (22,990)    $       (22,806)    $       (54,218)
                                                                ===============     ===============     ===============


11.  Quarterly Consolidated Results of Operations (Unaudited)

         The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2001 and 2000. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

                                                                                    Three Months Ended

                                                            March 31            June 30          September 30         December 31
                                                        ---------------     ---------------     ---------------     ---------------

2001
Net premiums written                                    $    56,172,000    $     36,971,000     $    19,076,000     $    42,259,000
                                                        ===============     ===============     ===============     ===============

Revenues:
  Net premiums earned                                   $    47,939,779     $    43,325,826     $    17,543,330     $    53,316,124
  Net investment income                                       9,882,640           8,238,457           5,766,713           6,148,230
  Net realized investment gains (losses)                        386,077             428,707           3,425,882            (217,208)
  Management fees                                             1,961,570             772,114           2,335,219             716,755
                                                        ---------------     ---------------     ---------------     ---------------
      Total revenues                                         60,170,066          52,765,104          29,071,144          59,963,901
                                                        ---------------     ---------------     ---------------     ---------------
Losses and expenses:
  Losses and loss expenses incurred                          29,433,222          28,207,176          64,133,605          29,929,022
  Commissions and brokerage                                  13,468,117           9,561,872          (3,957,510)         11,277,537
  Other operating expenses                                    8,887,873           7,496,308           7,004,931           6,217,296
  Interest expense                                            1,972,132             766,358             854,957             830,046
  Minority interest in consolidated
    subsidiary                                                2,219,176           2,219,271           2,219,466           2,219,564
                                                        ---------------     ---------------     ---------------     ---------------
      Total expenses                                         55,980,520          48,250,985          70,255,449          50,473,465
                                                        ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes and
  cumulative effect of accounting change                      4,189,546           4,514,119         (41,184,305)          9,490,436
Income tax (provision) benefit                                 (693,691)           (792,350)          7,338,000          (1,148,000)
                                                        ---------------     ---------------     ---------------     ---------------
Income (loss) before cumulative effect
  of accounting change                                        3,495,855           3,721,769         (33,846,305)          8,342,436
Cumulative effect of accounting change,
  net of $171,959 tax benefit                                   319,353                   0                   0                   0
                                                        ---------------     ---------------     ---------------     ---------------
      Net income (loss)                                 $     3,815,208     $     3,721,769     $   (33,846,305)    $     8,342,436
                                                        ===============     ===============     ===============     ===============
Basic earnings (loss) per common share:
  Net income (loss)                                     $          0.33     $          0.32     $         (2.94)    $          0.72
                                                        ===============     ===============     ===============     ===============
  Average shares outstanding                                 11,481,959          11,470,253          11,501,372          11,632,272
                                                        ===============     ===============     ===============     ===============
Diluted earnings (loss) per common share:
  Net income (loss)                                     $          0.32     $          0.31     $         (2.94)    $          0.70
                                                        ===============     ===============     ===============     ===============
  Average shares outstanding                                 11,889,726          11,877,925          11,501,372          11,961,885
                                                        ===============     ===============     ===============     ===============
Dividends paid per common share                         $          0.06     $          0.06     $          0.06     $          0.06

                                                                                    Three Months Ended

                                                            March 31            June 30          September 30         December 31
                                                        ---------------     ---------------     ---------------     ---------------

2000
Net premiums written                                    $    56,885,000     $    43,713,000     $    36,474,000     $    35,629,000
                                                        ===============     ===============     ===============     ===============

Revenues:
  Net premiums earned                                   $    35,741,576     $    43,639,562     $    40,508,153     $    40,316,636
  Net investment income                                      11,943,818           5,738,651           6,778,407           5,575,932
  Net realized investment (losses) gains                       (535,862)             73,765            (127,731)          3,780,685
  Management fees                                             1,794,311           1,778,920             725,564           1,184,894
                                                        ---------------     ---------------     ---------------     ---------------
      Total revenues                                         48,943,843          51,230,898          47,884,393          50,858,147
                                                        ---------------     ---------------     ---------------     ---------------
Losses and expenses:
  Losses and loss expenses incurred                          23,695,657          68,659,875          19,114,520          26,294,886
  Commissions and brokerage                                   7,861,401           8,875,475           9,045,722           9,116,385
  Other operating expenses                                    9,805,047           8,593,333           8,229,302           8,779,117
  Interest expense                                            1,280,045           1,149,198           1,176,581           1,171,971
  Minority interest in consolidated
    subsidiary                                                2,218,632           2,218,719           2,218,899           2,218,989
                                                        ---------------     ---------------     ---------------     ---------------
      Total expenses                                         44,860,782          89,496,600          39,785,024          47,581,348
                                                        ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes and
  change in accounting                                        4,083,061         (38,265,702)          8,099,369           3,276,799
Income tax (provision) benefit                                  (74,500)         14,738,500          (4,716,000)          2,058,500
                                                        ---------------     ---------------     ---------------     ---------------
      Net income (loss)                                 $     4,008,561     $   (23,527,202)    $     3,383,369     $     5,335,299
                                                        ===============     ===============     ===============     ===============
Basic earnings (loss) per common share:
  Net income (loss)                                     $          0.35     $         (2.07)    $          0.30     $          0.47
                                                        ===============     ===============     ===============     ===============
  Average shares outstanding                                 11,384,248          11,383,097          11,396,150          11,436,722
                                                        ===============     ===============     ===============     ===============
Diluted earnings (loss) per common share:
  Net income (loss)                                     $          0.35     $         (2.07)    $          0.29     $          0.45
                                                        ===============     ===============     ===============     ===============
  Average shares outstanding                                 11,534,771          11,383,097          11,653,279          11,766,290
                                                        ===============     ===============     ===============     ===============
Dividends paid per common share                         $          0.06     $          0.06     $          0.06     $          0.06

12.  Commitments and Contingencies

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8,252,500 seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Both parties submitted motions of summary judgment, and the court denied both motions in an order dated as of January 18, 2002. The trial of this matter is expected to occur during the third quarter of 2002. The aggregate sum of $8,252,500 is included in Other Assets; management has concluded that it is realizable and that no valuation allowance is necessary.

         In June 2001, the Company entered into a joint venture agreement to form a Bermuda corporation, Barr's Bay Properties Limited, which will construct an office building in Hamilton, Bermuda, in which the Company will have the option to lease office space for three consecutive five-year terms. The Company owns 40% of the outstanding shares of the joint venture. Under the joint venture agreement, the Company agreed to lend up to $7 million to finance the construction of the office space, secured by a first mortgage on the property.

         In January of 2000, the Company entered into an insurance contract outside of its normal businesses under which it guaranteed performance of a minority portion of the debt of an unrelated company, Mariner Structured Products Sub-2, Ltd. ("MSP") for the benefit of a syndicate of lenders led by Bank of America, N.A. The maximum exposure under this policy is $4.0 million. MSP's debt is expected to be outstanding for at least six more years. No payments have been made or are contemplated under this policy. The owner of MSP is a hedge fund managed by Mariner. The portion of MSP's debt not guaranteed by the Company is guaranteed by Select Re.

13.  Subsequent Event

         On December 10, 2001, the Company signed a definitive agreement with Capital Z Financial Services Fund II, investment funds managed by Reservoir Capital Group, and Richard Rainwater, to invest $150 million in new equity capital in the form of convertible preferred stock (the "Preferred Stock Investment"). The capital infusion from the Preferred Stock Investment will enable PXRE to increase underwriting capacity and therefore maximize participation in the hardening reinsurance market following the September 11th terrorist attacks. The closing of the Preferred Stock Investment is subject to customary closing conditions, including regulatory approval. The Company's shareholders approved the transaction on February 12, 2002. The State of Connecticut Insurance Department held a hearing to consider the investment on March 13, 2002 and, under Connecticut law, the Connecticut Insurance Commissioner is required to render her decision on the matter within thirty days of the conclusion of the hearing.

         The Preferred Stock Investment would trigger an event of default under the Credit Agreement if the transaction were consummated without the consent of the Lenders. As a condition to the Lenders' consent to the Preferred Stock Investment, the Credit Agreement was amended pursuant to the Second Amendment to the First Amended and Restated Credit Agreement, dated March 12, 2002, between PXRE Delaware and the Lenders. The Second Amendment will not be effective until the closing of the Preferred Stock Transaction. As amended, the outstanding commitment is reduced by $20 million on March 31, 2002, $5 million on July 1, 2002, $20 million on March 31, 2003 and by the remaining $10 million on March 31, 2004. In addition commencing on June 30, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. In addition, the variable interest rate under the Amended Credit Agreement, has been increased by 100 basis points.

         In March 2002, Congress passed the Job Creation and Worker Assistance Act of 2002 (H.R. 3090) which affords greater opportunity to use net operating losses. The legislation allows an extension of the carryback period (pursuant to Section 172) from two to five years. PXRE intends to avail itself of this legislation by electing to carryback its 2001 tax loss for 5 years. This will enable PXRE to recoup taxes paid in the prior years on 1996 taxable income amounting to $32,167,000. The remaining losses of $15,033,000 will be carried forward.

Parent Company Information                                           Schedule II
PXRE Group Ltd.'s summarized financial information (parent company only) is as follows:

                                                                December 31,            December 31,
                                                                    2001                    2000
                                                            --------------------  ----------------------
BALANCE SHEET
Assets
  Cash                                                      $        315,979        $     1,650,425
  Fixed maturity                                                     480,000                      0
  Receivable from subsidiaries                                             0                651,002
  Note receivable from subsidiary                                 96,352,193                      0
  Equity in subsidiaries                                         141,318,449            258,589,337
  Other assets                                                     2,562,607                497,217
                                                            --------------------  --------------------

   Total assets                                             $    241,029,228        $   261,387,981
                                                            ====================  ====================

Liabilities
  Loan from subsidiary                                      $              0        $     1,000,000
  Liabilities to subsidiary                                          591,792                      0
  Other liabilities                                                  657,311              1,001,700
                                                            --------------------  --------------------
   Total liabilities                                               1,249,103              2,001,700
                                                            --------------------  --------------------
Stockholders' equity                                             239,780,125            259,386,281
                                                            --------------------  --------------------
   Total liabilities and stockholders' equity               $    241,029,228        $   261,387,981
                                                            ====================  ====================

INCOME STATEMENT                                                               Years ended December 31,
                                                            ------------------------------------------------------------------------
                                                                   2001                      2000                       1999
                                                                   ----                      ----                       ----
  Investment income                                         $    3,861,309             $         7,828           $         6,361
  Management fee                                                   143,750                     168,750                    44,178
  Other operating expenses                                      (2,481,877)                 (1,891,545)               (1,105,792)
                                                            ----------------           ------------------        -------------------
  Gain (loss) before tax benefit and cumulative
     effect of accounting change                                 1,523,182                  (1,714,967)               (1,055,253)
  Equity in earnings of subsidiary                             (19,490,074)                 (9,085,003)              (40,388,100)
                                                            ----------------           ------------------        -------------------
  Net loss before cumulative effect of accounting change       (17,966,892)                (10,799,970)              (41,443,353)
  Cumulative effect of accounting change, net of tax                     0                           0                   695,278
                                                            ----------------           -----------------         -------------------
  Net loss                                                  $  (17,966,892)            $   (10,799,970)          $   (42,138,631)
                                                            ================           =================         ===================

CASH FLOW STATEMENT
 Cash from operating activities:
  Net loss                                                  $  (17,966,892)            $   (10,799,970)          $   (42,138,631)
  Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in earnings of subsidiaries                            19,490,074                   9,085,003                41,083,378
  Cash dividends from subsidiaries                              12,567,586                   2,013,000                36,235,000
  Contribution of capital to subsidiaries                      (14,809,186)                          0               (35,000,000)
  Loan from subsidiary                                          (1,000,000)                          0                (1,539,886)
  Notes to subsidiaries                                          3,647,807                           0                         0
  Intercompany accounts                                          1,242,794                     415,354                 2,317,744
  Deferred income taxes                                                  0                           0                 6,741,946
  Income tax recoverable                                                 0                           0                10,402,439
  Other                                                         (1,061,644)                  3,005,502                (3,174,770)
                                                            ----------------           -----------------         -------------------
  Net cash provided by operating activities                      2,110,539                   3,718,889                14,927,220
                                                            ----------------           -----------------         -------------------
Cash flow from investing activities:
  Net change in short-term investments                                   0                           0                  1,012,031
  Equity securities redomesticated/disposed                              0                           0                  3,069,554
  Cost of fixed maturity acquired                                 (514,580)                          0                          0
  Net change in other invested assets                                    0                           0                  5,490,561
                                                            ----------------           -----------------         -------------------
  Net cash (used) provided by investing activities                (514,580)                          0                  9,572,146
                                                            ----------------           -----------------         -------------------
Cash flow from financing activities:
  Proceeds from issuance of common stock                         1,104,443                     686,943                    505,796
  Cash dividends paid to common stockholders                    (2,862,010)                 (2,831,123)                (7,629,925)
  Cost of stock repurchased                                     (1,172,838)                   (316,218)                         0
  Cost of treasury stock                                                 0                           0                (17,215,460)
                                                            ----------------           -----------------         -------------------
  Net cash used by financing activities                         (2,930,405)                 (2,460,398)               (24,339,589)
                                                            ----------------           -----------------         -------------------
Net change in cash                                              (1,334,446)                  1,258,491                    159,777
Cash, beginning of period                                        1,650,425                     391,934                    232,157
                                                            ----------------           -----------------         -------------------
Cash, end of period                                         $      315,979             $     1,650,425           $        391,934
                                                            ================           =================         ===================

Supplemental disclosure of cash flow information:
Non cash investing activities:
  Reduction of investment in subsidiary and increase
  in note receivable from subsidiary                        $  100,000,000             $             0           $              0

                                                                    Schedule III

                           PXRE GROUP AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

               Column A         Column B        Column C        Column D        Column E        Column F        Column G
               --------         --------        --------        --------        --------        --------        --------
                                                 Future
                                                 policy
                                                benefits,                        Other
                                                 losses,                         policy
               Segment-         Deferred       claims and        Assumed       claims and
               property          policy           loss          Unearned        benefits                          Net
                 and           acquisition      expenses        premiums        payable         Premium        investment
               casualty           cost          (caption        (caption        (caption        revenue          income
               insurance       (caption 7)      13-a-1)          13-a-2)        13-a-3)       (caption 1)     (caption 2)
               ---------       -----------      -------          -------        -------       -----------     -----------

   2001    North American                                                                    $  95,824,000
           International                                                                       125,140,000
           Corporate Wide                                                                      (58,839,000)
                             --------------------------------------------------------------------------------------------
             Total            $ 7,312,000    $ 453,705,000    $ 46,335,000            $ 0    $ 162,125,000   $ 30,036,000

   2000    North American                                                                    $  59,347,000
           International                                                                       119,973,000
           Corporate Wide                                                                      (19,115,000)
                             --------------------------------------------------------------------------------------------
             Total            $ 9,697,000    $ 251,620,000    $ 49,548,000            $ 0    $ 160,205,000   $ 30,037,000

   1999    North American                                                                    $  49,044,000
           International                                                                        94,418,000
           Corporate Wide                                                                      (14,958,000)
                             --------------------------------------------------------------------------------------------
             Total            $ 7,810,000    $ 261,551,000    $ 42,219,000            $ 0    $ 128,504,000   $ 47,173,000

               Column A        Column H           Column I         Column J        Column K
               --------        --------           --------         --------        --------



                               Benefits,         Amortiza-
               Segment-         claims,           tion of
               property       losses and          deferred
                 and          settlement           policy           Other
               casualty        expenses         acquisition       operating        Premiums
               insurance      (caption 4)          costs           expense         written
               ---------      -----------          -----           -------         -------

   2001    North American    $ 104,903,000       $ 19,390,000                    $ 99,397,000
           International       134,539,000         19,826,000                     115,566,000
           Corporate Wide      (87,739,000)        (8,866,000)                    (60,485,000)
                            -----------------------------------------------------------------
             Total           $ 151,703,000       $ 30,350,000    $29,606,000     $154,478,000

   2000    North American    $  38,395,000       $  9,910,000                    $ 69,395,000
           International       106,610,000         24,009,000                     118,795,000
           Corporate Wide       (7,240,000)           980,000                     (15,489,000)
                            -----------------------------------------------------------------
             Total           $ 137,765,000       $ 34,899,000    $35,407,000     $172,701,000

   1999    North American    $  91,589,000       $  7,629,000                    $ 51,925,000
           International        99,237,000         15,899,000                     105,803,000
           Corporate Wide      (31,567,000)         4,174,000                     (18,883,000)
                            -----------------------------------------------------------------
             Total           $ 159,259,000       $ 27,702,000    $30,052,000     $138,845,000

                                                                      Schedule V

                           PXRE GROUP AND SUBSIDIARIES
                 Valuation and qualifying accounts and Reserves


       Column A         Column B                   Column C                         Column D              Column E

                                                  Additions
                                   -------------------------------------------
                        Balance            (1)                   (2)                                     Balance
                       beginning    Charged to costs      Charged to other         Deductions             end of
     Description        of year       and expenses       accounts - describe        - describe             year
--------------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts

  2001                  $700,000        $500,000                 $0                    $0                $1,200,000

  2000                  $300,000        $400,000                 $0                    $0                $  700,000

  1999                  $      0        $300,000                 $0                    $0                $  300,000

                                                                     Schedule VI

                           PXRE GROUP AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

               Column A        Column B        Column C        Column D        Column E        Column F        Column G
               --------        --------        --------        --------        --------        --------        --------
                                             Reserves for
                                                unpaid
                               Deferred         claims         Discount,
              Affiliation       policy        and claim         if any         Assumed                           Net
                 with         acquisition     adjustment      deducted in      Unearned         Earned        investment
              registrant         costs         expenses        Column C        premiums        premiums         income
              ----------         -----         --------        --------        --------        --------         ------

   2001      Consolidated    $ 7,312,000    $ 453,705,000     $ (325,000)    $46,335,000    $ 162,125,000    $ 30,036,000
   2000      Consolidated      9,697,000      251,620,000       (849,000)     49,548,000      160,205,000      30,037,000
   1999      Consolidated      7,810,000      261,551,000              0      42,219,000      128,504,000      47,173,000

               Column A                  Column H                  Column I        Column J         Column K
               --------                  --------                  --------        --------         --------
                                     Claims and Claim             Amortiza-
                                   adjustment expenses             tion of           Paid
                                   incurred related to             deferred         claims
              Affiliation         (1)               (2)             policy        and claim
                 with           Current            Prior           acquisi-       adjustment        Premiums
              registrant         year              years          tion costs       expenses          written
              ----------         ----              -----          ----------       --------          -------

   2001      Consolidated    $ 133,852,000     $ 17,851,000     $30,350,000     $ 99,466,000     $ 154,478,000
   2000      Consolidated       79,534,000       58,231,000      34,899,000      146,352,000       172,701,000
   1999      Consolidated      139,478,000       19,781,000      27,702,000       66,308,000       138,845,000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of PXRE Group Ltd.


Our audit of the consolidated financial statements referred to in our report dated February 12, 2002 appearing on page F-1 of PXRE Group Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2001, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

KPMG

Hamilton, Bermuda
February 12, 2002



                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (No. 333-85451) of PXRE Group Ltd. of our report dated February 12, 2002 relating to the financial statements which appear on page F-1 of this Form 10-K. We also consent to the incorporation by reference of our report dated February 12, 2002 relating to the Financial Statement Schedules, which appear in this Form 10-K.

KPMG

Hamilton, Bermuda
March 26, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
  of PXRE Group Ltd. (Successor Registrant of PXRE Corporation):


Our audit of the consolidated financial statements referred to in our report dated February 12, 2001 appearing in PXRE Group Ltd.'s (Successor Registrant of PXRE Corporation) Annual Report on Form 10-K for the year ended December 31, 2001, also included an audit of the Financial Statement Schedules as of December 31, 2000 and for the two years in the period ended December 31, 2000, listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
February 12, 2001


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (No. 333-85451) of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) of our report dated February 12, 2001 relating to the financial statements as of December 31, 2000 and for the two years in the period ended December 31, 2000, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 12, 2001 relating to the financial statement schedules, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
March 26, 2002