Form 10-Q
period 2002-03-31
PXRE GROUP LTD
filed 2002-05-15
CIK 1091748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 (441) 296- 5858
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X] No [ ]

         As of May 10, 2002 11,955,732 common shares, $1.00 par value per share, of the Registrant were outstanding.

================================================================================

                                 PXRE GROUP LTD.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at March 31, 2002
         and December 31, 2001                                                 3


     Consolidated Statements of Operations and Comprehensive Income
         for the three months ended March 31, 2002 and 2001                    4


     Consolidated Statements of Stockholders' Equity for the three
         months ended March 31, 2002 and 2001                                  5


     Consolidated Statements of Cash Flows for the three months
         ended March 31, 2002 and 2001                                         6


     Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION                                                    29

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

PXRE                 Consolidated Balance Sheets
Group Ltd.           (Dollars in thousands, except par value per share)
--------------------------------------------------------------------------------

                                                                                                  March 31,     December 31,
                                                                                                    2002            2001
                                                                                                ------------    ------------
                                                                                                (Unaudited)
Assets               Investments:
                     Available for sale:
                       Fixed maturities, available-for-sale, at fair value (amortized
                         cost $216,421 and  $218,635, respectively)                             $   215,063     $   219,482
                       Equity securities, at fair value (cost $252 and $650, respectively)              252             650
                     Short-term investments
                       Hedge funds                                                                   17,235          16,737
                       Non-hedge funds                                                              209,927         153,503
                     Trading securities
                       Hedge funds (cost $0 and $20,250, respectively)                                    0          25,764
                     Limited partnerships, at equity
                       Hedge funds (cost $43,760 and $48,760, respectively)                          68,812          73,068
                       Non-hedge funds (cost $14,521 and $16,430, respectively)                      16,391          19,141
                                                                                                ------------    ------------
                           Total investments                                                        527,680         508,345
                     Cash                                                                            31,593          22,888
                     Accrued investment income                                                        2,592           4,149
                     Receivables:
                       Unreported premiums                                                           99,599          82,455
                       Balances due from intermediaries and brokers, net                             27,600          11,148
                       Other receivables                                                             11,777          20,176
                     Reinsurance recoverable                                                        265,245         262,115
                     Ceded unearned premiums                                                         21,009          18,163
                     Deferred acquisition costs                                                      12,497           7,312
                     Current income tax asset                                                        12,117           4,081
                     Deferred tax asset                                                               6,054          21,037
                     Other assets                                                                    41,503          44,069
                                                                                                ------------    ------------
                           Total assets                                                         $ 1,059,266     $ 1,005,938
                                                                                                ============    ============

Liabilities          Losses and loss expenses                                                   $   442,245     $   453,705
                     Unearned premiums                                                               93,650          46,335
                     Debt payable                                                                    45,000          55,000
                     Reinsurance balances payable                                                    92,865          78,178
                     Other liabilities                                                               30,158          33,410
                                                                                                ------------    ------------
                           Total liabilities                                                        703,918         666,628
                                                                                                ------------    ------------
                     Minority interest in consolidated subsidiary:
                       Company-obligated mandatorily redeemable capital trust
                         pass-through securities of subsidiary trust holding solely a
                         company-guaranteed related subordinated debt                                98,031          99,530
                                                                                                ------------    ------------

Stockholders'        Serial preferred stock, $1.00 par value -- 10 million shares authorized
Equity                 respectively; 0 shares issued and outstanding                                      0               0
                     Common stock, $1.00 par value -- 50 million shares
                       authorized, 11.9 million and 11.9 million shares
                       issued and outstanding, respectively                                          11,944          11,873
                     Additional paid-in capital                                                     176,694         175,405
                     Accumulated other comprehensive (loss) income net of deferred income
                       tax (expense) benefit of $(701) and $37, respectively                         (1,512)           (299)
                     Retained earnings                                                               72,989          55,473
                     Restricted stock at cost (0.2 million and 0.2 million shares, respectively)     (2,798)         (2,672)
                                                                                                ------------    ------------
                           Total stockholders' equity                                               257,317         239,780
                                                                                                ------------    ------------
                           Total liabilities and stockholders' equity                           $ 1,059,266     $ 1,005,938
                                                                                                ============    ============

        The accompanying notes are an integral part of these statements.

PXRE            Consolidated Statements of Operations and Comprehensive Income
Group Ltd.      (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                   2002            2001
                                                                                ------------    ------------
                                                                                         (Unaudited)
Revenues        Net premiums earned                                             $     59,156    $     47,940
                Net investment income                                                  4,087           9,883
                Net realized investment gains                                            489             386
                Management fees                                                        1,253           1,961
                                                                                ------------    ------------
                                                                                      64,985          60,170
                                                                                ------------    ------------

Losses and      Losses and loss expenses incurred                                     17,223          29,433
Expenses        Commissions and brokerage                                             12,443          13,468
                Other operating expenses                                               8,870           8,888
                Interest expense                                                         745           1,972
                Minority interest in consolidated subsidiary                           2,224           2,219
                                                                                ------------    ------------
                                                                                      41,505          55,980
                                                                                ------------    ------------

                Income before income taxes and cumulative
                 effect of accounting change                                          23,480           4,190
                Income tax provision                                                   5,247             694
                                                                                ------------    ------------

                Income before cumulative effect of
                 accounting change                                                    18,233           3,496
                Cumulative effect of accounting change, net of
                 $172 tax expense                                                          0             319
                                                                                ------------    ------------

                Net income                                                      $     18,233    $      3,815
                                                                                ============    ============

Comprehensive   Other comprehensive income, net of tax:
Income          Net unrealized (depreciation) appreciation on investments             (1,415)            666
                Net unrealized appreciation on cash flow hedge                           202               0
                                                                                ------------    ------------
                Comprehensive income                                            $     17,020    $      4,481
                                                                                ============    ============


Per Share       Basic:
                 Net income before cumulative effect of
                   accounting change                                            $       1.56    $       0.30
                 Cumulative effect of accounting change                                 0.00            0.03
                                                                                ------------    ------------
                 Net income                                                     $       1.56    $       0.33
                                                                                ============    ============
                 Average shares outstanding (000's)                                   11,710          11,482
                                                                                ============    ============

                Diluted:
                 Net income before cumulative effect of
                   accounting change                                            $       1.51    $       0.29
                 Cumulative effect of accounting change                                 0.00            0.03
                                                                                ------------    ------------
                 Net income                                                     $       1.51    $       0.32
                                                                                ============    ============
                 Average shares outstanding (000's)                                   12,037          11,890
                                                                                ============    ============

        The accompanying notes are an integral part of these statements.

PXRE               Consolidated Statements of Stockholders' Equity
Group Ltd.         (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                                  March 31,
                                                                              2002         2001
                                                                           ---------    ---------
                                                                                (Unaudited)
Common Stock      Balance at beginning of period                           $  11,873    $  11,820
                  Issuance of shares, net                                         71           79
                                                                           ---------    ---------
                    Balance at end of period                               $  11,944    $  11,899
                                                                           =========    =========

Additional        Balance at beginning of period                           $ 175,405    $ 175,014
Paid-in Capital   Issuance of common shares                                    1,307        2,315
                  Other                                                          (18)        (696)
                                                                           ---------    ---------
                    Balance at end of period                               $ 176,694    $ 176,633
                                                                           =========    =========

Accumulated       Balance at beginning of period                           $    (299)   $     (69)
Other             Change in unrealized (losses) gains for the period          (1,415)         665
Comprehensive     Change in cash flow hedge for the period                       202            0
                                                                           ---------    ---------
Income              Balance at end of period                               $  (1,512)   $     596
                                                                           =========    =========

Retained          Balance at beginning of period                           $  55,473    $  76,302
Earnings          Net income                                                  18,233        3,815
                  Dividends paid to common stockholders                         (717)        (714)
                                                                           ---------    ---------
                    Balance at end of period                               $  72,989    $  79,403
                                                                           =========    =========

Restricted Stock  Balance at beginning of period                           $  (2,672)   $  (3,681)
                  Issuance of restricted stock                                  (803)      (2,031)
                  Amortization of restricted stock                               677          657
                  Other                                                            0          247
                                                                           ---------    ---------
                    Balance at end of period                               $  (2,798)   $  (4,808)
                                                                           =========    =========

Total             Balance at beginning of period                           $ 239,780    $ 259,386
Stockholders'     Issuance of common shares                                    1,378        2,394
Equity            Restricted stock, net                                         (126)      (1,374)
                  Unrealized (depreciation) appreciation on
                   investments, net of deferred income tax                    (1,415)         665
                  Unrealized appreciation on cash flow hedge,
                   net of deferred income tax                                    202            0
                  Net income                                                  18,233        3,815
                  Dividends                                                     (717)        (714)
                  Other                                                          (18)        (449)
                                                                           ---------    ---------
                    Balance at end of period                               $ 257,317    $ 263,723
                                                                           =========    =========

        The accompanying notes are an integral part of these statements.

PXRE                  Consolidated Statements of Cash Flows
Group Ltd.            (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                   2002         2001
                                                                                                 ---------   ---------
                                                                                                     (Unaudited)
Cash Flow             Net income                                                                 $ 18,233    $  3,815
from Operating        Adjustments to reconcile net income to net cash
Activities              provided by operating activities:
                          Losses and loss expenses                                                (11,460)      2,516
                          Unearned premiums                                                        44,469       8,233
                          Deferred acquisition costs                                               (5,185)     (1,179)
                          Receivables                                                             (24,882)    (12,791)
                          Reinsurance balances payable                                             14,687      15,763
                          Reinsurance recoverable                                                  (3,130)      6,555
                      Income tax recoverable                                                       (7,894)     (2,034)
                      Deferred tax asset                                                           15,647       3,509
                      Equity in earnings of limited partnerships                                   (1,701)     (3,192)
                      Other                                                                         1,237      (4,160)
                                                                                                 ---------   ---------
                            Net cash provided by operating activities                              40,021      17,035
                                                                                                 ---------   ---------



Cash Flow             Cost of fixed maturity investments                                             (203)    (24,708)
from Investing        Fixed maturity investments matured/disposed                                   2,219      26,500
Activities            Payable for securities                                                          (94)      2,562
                      Cost of equity securities                                                         0        (993)
                      Equity securities disposed                                                      275      12,260
                      Net change in short-term investments                                        (56,423)     (9,983)
                      Other invested assets and trading portfolio disposed                         33,973       7,123
                      Other invested assets and trading portfolio purchased                             0     (15,527)
                                                                                                 ---------   ---------
                            Net cash used by investing activities                                 (20,253)     (2,766)
                                                                                                 ---------   ---------



Cash Flow             Proceeds from issuance of common stock                                          886         387
from Financing        Cash dividends paid to common stockholders                                     (717)       (714)
Activities            Repayment of debt                                                           (10,000)    (10,000)
                      Repurchase of minority interest in consolidated subsidiary                     (780)          0
                      Cost of stock repurchased                                                      (452)       (524)
                                                                                                 ---------   ---------
                            Net cash used by financing activities                                 (11,063)    (10,851)
                                                                                                 ---------   ---------

                      Net change in cash                                                            8,705       3,418
                      Cash, beginning of period                                                    22,888      19,009
                                                                                                 ---------   ---------
                      Cash, end of period                                                        $ 31,593    $ 22,427
                                                                                                 =========   =========

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

         The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2001 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. The Company has elected to adopt the new standard effective January 1, 2002. As a result, a gain of $0.7 million on the repurchase of $1.5 million of Minority Interest in Consolidated Subsidiary was classified with net realized investment gains rather than as an extraordinary gain net of tax.

         Certain amounts in 2001 were reclassified to be consistent with the 2002 presentation.

PXRE
Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

2. Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of such retrocessional coverage on premiums written and earned are as follows:


                                           Three Months Ended          Increase
                                               March 31,              (Decrease)
                                          2002            2001             %
                                       ---------       ---------       ---------
($000's)
Premiums written
Assumed                                $ 125,357       $  78,057
Direct                                         0               0
                                       ---------       ---------

Gross premiums written                   125,357          78,057
Ceded premiums written                   (21,696)        (21,885)
                                       ---------       ---------
Net premiums written                   $ 103,661       $  56,172              85
                                       =========       =========

Premiums earned
Assumed                                $  78,007       $  66,032
Direct                                         0               7
                                       ---------       ---------

Gross premiums earned                     78,007          66,039
Ceded premiums earned                    (18,851)        (18,099)
                                       ---------       ---------
Net premiums earned                    $  59,156       $  47,940              23
                                       =========       =========

PXRE
Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

3. Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                       2002          2001
                                                                                   -----------   -----------
                                                                                            ($000's)
Net income available to common stockholders:
Income before cumulative effect of accounting
   change                                                                          $    18,233   $     3,496
Cumulative effect of accounting change                                                       0           319
                                                                                   -----------   -----------
Net income available to common stockholders                                        $    18,233   $     3,815
                                                                                   ===========   ===========

Weighted average shares of common stock outstanding:
Weighted average shares of common shares
   outstanding (basic)                                                                  11,710        11,482
Equivalent shares of stock options                                                         211           169
Equivalent shares of restricted stock                                                      116           239
                                                                                   -----------   -----------
Weighted average common equivalent shares
   (diluted)                                                                            12,037        11,890
                                                                                   ===========   ===========

Per share amounts:
Basic
Income before cumulative effect of accounting
   change                                                                          $      1.56   $      0.30
Cumulative effect of accounting change                                                    0.00          0.03
                                                                                   -----------   -----------
Net income                                                                         $      1.56   $      0.33
                                                                                   -----------   -----------

Diluted
Income before cumulative effect of accounting
   change                                                                          $      1.51   $      0.29
Cumulative effect of accounting change                                                    0.00          0.03
                                                                                   -----------   -----------
Net income                                                                         $      1.51   $      0.32
                                                                                   ===========   ===========

PXRE
Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

5. Losses and Loss Expense Liabilities

         In 2000, PXRE Bermuda assumed certain finite reinsurance contracts that involved long tail casualty risks. Such contracts are recorded on a discounted basis. At March 31, 2002, reserves related to these contracts amounting to $2.8 million were discounted by $0.3 million at a rate of 5.1% over 18 years. At March 31, 2001, reserves related to these contracts amounting to $3.8 million were discounted by $0.5 million at a rate of 5.2% over 20 years.

6. Stockholders' Equity

         On December 10, 2001, PXRE signed a definitive agreement with Capital Z Financial Services Fund II, Reservoir Capital Partners, L.P., and Richard Rainwater, to invest $150 million in new equity capital in the form of convertible preferred stock (the "Preferred Stock Investment"). The capital infusion from the Preferred Stock Investment is enabling PXRE to increase underwriting capacity and therefore maximize participation in the hardening reinsurance market following the September 11th terrorist attacks. On February 12, 2002, the stockholders approved the sale and issuance of three series of convertible preferred shares, including 7,500 Series A Convertible Preferred Shares, 5,000 Series B Convertible Preferred Shares, and 2,500 Series C Convertible Preferred Shares. These shares will accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon, payable on a quarterly basis. The stockholders also voted to approve the division of 20 million of PXRE's 50 million authorized common shares into three new classes of convertible common shares including 10 million Class A Convertible Voting Common Shares, 6,666.666 2/3 Class B Convertible Voting Common Shares, and 3,333.333 1/3 Class C Convertible Voting Common Shares. Preferred shares will be convertible into convertible common shares at the option of the holder at any time equal to the original purchase cost plus accrued but unpaid dividends at a conversion price equal to the lower of $15.69 or an amount defined in the Share Purchase Agreement. Preferred shares mandatorily convert at the third anniversary of the issuance for two thirds of the shares issued, and the balance at the sixth anniversary. Preferred shares will vote on a fully converted basis on all matters other than the election of directors.

PXRE
Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         On March 28, 2002, the Insurance Commissioner of the State of Connecticut approved the Preferred Stock Investment, which closed on April 14, 2002. Proceeds, net of estimated offering expenses of $8.7 million, amounted to $141.3 million.

7. Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, finite business, other lines and exited lines - based on PXRE's method of managing the business. Commencing with the 2002 underwriting renewal season, PXRE is returning its primary focus to catastrophe and risk excess and finite business. Businesses that will not be renewed are reported as exited lines. The Company's segments for 2001 were reclassified to be comparable to the 2002 segments used for PXRE's method of managing the business. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Latin America, Caribbean, Australia and Asia) representing all other premiums written.

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

PXRE
Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The following tables summarize the net written and earned premium by PXRE's business segments:

Net Premiums Written
($000's)
                                              Three Months Ended March 31,
                                             2002                    2001
                                      -------------------    -------------------
                                       Amount    Percent       Amount    Percent
                                       ------    -------       ------    -------

Catastrophe and Risk Excess
    North American                    $  12,760              $   6,436
    International                        55,837                 26,940
    Excess of loss cessions              (4,430)                (6,202)
                                      ---------              ---------
                                         64,167       62%       27,174       48%
                                      ---------              ---------

Finite Business
    North American                       30,362                 14,564
    International                             0                      0
                                      ---------              ---------
                                         30,362       29        14,564       26
                                      ---------              ---------

Other Lines
    North American                        1,902                  1,006
    International                            41                     62
                                      ---------              ---------
                                          1,943        2         1,068        2
                                      ---------              ---------

Exited Lines
    North American                        7,693                  4,050
    International                          (504)                 9,316
                                      ---------              ---------
                                          7,189        7        13,366       24
                                      ---------      ---     ---------      ---

Total                                 $ 103,661      100%    $  56,172      100%
                                      =========      ===     =========      ===

PXRE
Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


Net Premiums Earned
($000's)
                                             Three Months Ended March 31,
                                             2002                  2001
                                      --------------------------------------
                                       Amount   Percent     Amount   Percent
                                       ------   -------     ------   -------

Catastrophe and Risk Excess
    North American                    $  9,803            $  5,341
    International                       32,175              21,132
    Excess of loss cessions             (4,711)             (4,987)
                                      --------            --------
                                        37,267      63%     21,486        45%
                                      --------            --------

Finite Business
    North American                       8,573              14,725
    International                            0                   0
                                      --------            --------
                                         8,573      15      14,725        31
                                      --------            --------

Other Lines
    North American                       2,517                 640
    International                           99                  64
                                      --------            --------
                                         2,616       4         704         1
                                      --------            --------

Exited Lines
    North American                       7,972               4,838
    International                        2,728               6,187
                                      --------            --------
                                        10,700      18      11,025        23
                                      --------     ---    --------       ---

Total                                 $ 59,156     100%   $ 47,940       100%
                                      ========     ===    ========       ===

Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The following table summarizes the underwriting profit (loss) by segment:

Underwriting Operations
($000's)
                                         Three Months Ended March 31,
                                            2002                2001
                                     ---------------------------------------
                                      Amount   Percent    Amount     Percent

Catastrophe and Risk Excess
    North American                   $ 11,377            $  1,823
    International                      21,754               9,210
    Excess of loss cessions            (1,668)             (3,544)
                                     --------            --------
                                       31,463     104%      7,489      147%
                                     --------            --------

Finite Business
    North American                      2,863                 735
    International                           0                   0
                                     --------            --------
                                        2,863       9         735       14
                                     --------            --------

Other Lines
    North American                        256                (216)
    International                         315              (1,384)
                                     --------            --------
                                          571       2      (1,600)     (31)
                                     --------            --------

Exited Lines
    North American                     (3,765)                 46
    International                        (720)             (1,572)
                                     --------            --------
                                       (4,485)    (15)     (1,526)     (30)
                                     --------     ---    --------      ---

Total                                $ 30,412     100%   $  5,098      100%
                                     ========     ===    ========      ===

         The following table reconciles the underwriting operations for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:
                                                               Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
($000's)
Net underwriting profit                                  $ 30,412      $  5,098
Net investment income                                       4,087         9,883
Net realized investment gains                                 489           386
Interest expense                                             (745)       (1,972)
Minority interest in consolidated subsidiary               (2,224)       (2,219)
Operating expenses                                         (8,870)       (8,888)
Unrealized foreign exchange gains on losses                   365         2,016
Other expense                                                 (34)         (114)
                                                         --------      --------
Income before income taxes                               $ 23,480      $  4,190
                                                         ========      ========

Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

8. Contingencies

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.3 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suite against Terra Nova in the United States District Court for the District of New Jersey. Both parties submitted motions of summary judgment, and the court denied both motions in an order dated as of January 18, 2002. The trial of this matter is scheduled to begin on June 4, 2002. The aggregate sum of $8.3 million is included in Other Assets; management has concluded that it is realizable and that no valuation allowance is necessary.


9. Subsequent Event

         On April 4, 2002, PXRE closed the Preferred Stock Investment described in Note 6. Proforma stockholders' equity at March 31, 2002, after including $141.3 million in net proceeds, would have been $400.0 million. Proforma outstanding shares on an as converted basis would be 21,695,705 at March 31, 2002. If the Preferred Stock Investment had closed on January 1, 2002, accruing an annualized dividend of 8% from January 1, 2002, and assuming a 4.0% annualized yield on new capital, proforma diluted earnings per share would have been $0.90 per diluted share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Unless the context otherwise requires, references in this Form 10-Q to "PXRE" or "we" include PXRE Group Ltd. (the "Company") and its subsidiaries, which principally include PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados") and PXRE Solutions Inc. ("PXRE Solutions"). References to U.S. GAAP refer to accounting principles generally accepted in the United States ("U.S. GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled.

         The following is a discussion of the Company's results of operations for the three months ended March 31, 2002 and 2001 and financial condition as of March 31, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties (including the discussion of Critical Accounting Policies) contained in the 10-K.

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

         We also provide our clients with finite reinsurance products. Unlike traditional reinsurance products that are primarily focused on transferring risk from the client to the reinsurer, finite products combine elements of risk transfer and the management of the impact of such risk on a client's financial statements and cash flow. Finite reinsurance contracts are highly customized for each transaction. Under a typical finite contract, a portion of the expected losses are ultimately borne by our client and are funded through the payment of premium and the income we earn on that premium. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients will share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than expected, our finite clients generally participate in this negative outcome to a certain extent. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us over a period of years affect the profitability of the contract and the magnitude of any premium or commission adjustments.

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

Comparison of First Quarter Results for 2002 with 2001

         For the quarter ended March 31, 2002, net income was $18.2 million versus net income of $3.8 million for the comparable period of 2001. The diluted net income per common share was $1.51 for the first quarter of 2002 compared to a diluted net income per share of $0.32 for the first quarter of 2001, based on diluted average shares outstanding of approximately 12.0 million in the first quarter of 2002 and 11.9 million in the first quarter of 2001.

         Gross and net written premiums for the first quarter of 2002 and 2001 were as follows:

                                                Three Months Ended March 31,
                                           ------------------------------------
                                                                       Increase
                                             2002          2001       (Decrease)
                                           --------      --------     ---------
                                                  ($000's)                 %

Gross premiums written                     $125,357      $ 78,057            61
Reinsurance premiums ceded                   21,696        21,885            (1)
                                           --------      --------
Net premiums written                       $103,661      $ 56,172            85
                                           ========      ========

         The increase in gross and net premiums written primarily reflected growth in the Catastrophe and Risk Excess segment resulting from improved pricing, increased participation with long-standing clients and substantial amounts of new business. The Finite segment also experienced significant growth.

         Net premiums earned for the first quarter of 2002 increased 24% to $59.2 million from $47.9 million for the corresponding period of 2001. The Catastrophe and Risk Excess segment increased 59% on an earned basis before excess of loss cessions for the quarter, and 73% after excess of loss cessions, while the finite segment decreased 42% on an earned basis due to different terms and contracts written during the first quarter of 2002 versus the prior comparable quarter.

         Management fee income from all sources for the three months ended March 31, 2002 decreased 35% to $1.3 million from $2.0 million for the corresponding period of 2001, reflecting the reduction in the share of business ceded to quota share reinsurers.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended March 31, 2002 and 2001, respectively:

(%)                                                 Three months ended March 31,
---                                                 ----------------------------
                                                           2002          2001
                                                       -----------   -----------
Loss and loss expense ratio                                   29.1          61.4
Expense ratio                                                 33.9          42.5
                                                       -----------   -----------
Combined ratio                                                63.0         103.9
                                                       ===========   ===========

         The loss and loss expense ratio of 29.1% for the first quarter of 2002 reflected reduced loss activity and no significant catastrophes, while the first quarter of 2001 was impacted by the sinking of the Petrobras Oil Rig.

         During the first quarter of 2002, we experienced adverse development of $4.4 million net for prior-year loss and loss expenses mainly due to $3.3 million of loss development on our discontinued direct casualty reinsurance operations. The loss ratio for the comparable period of 2001 was affected by adverse development of $5.1 million net largely due to $2.2 million of development on marine excess-of-loss and the reversal of a $2.0 million recovery on an industry loss warranty contract when industry estimates for Hurricane Floyd were reduced.

         The expense ratio declined to 33.9% in the first quarter of 2002 compared to 42.5% during the comparable year earlier period as a result of a significant increase in earned premium with no change in expenses.

         Other operating expenses were relatively unchanged at $8.9 million for both the three months ended March 31, 2002 and comparable prior year period.

         During the first quarter of 2002, interest expense decreased to $0.7 million compared to $2.0 million in the corresponding period of 2001. The decrease in interest expense primarily relates to a repayment of $10 million of our credit facility at March 31, 2001. The fixed interest rate on the $36.7 million portion was 6.34% while the variable interest rate on the remaining $18.3 million outstanding during the first quarter of 2002 was 3.0%. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). The Company incurred minority interest expense amounting to $2.2 million related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities `sm' ("TRUPS") (as described below under "Liquidity and Capital Resources") during both three month periods ending March 31, 2002 and 2001.

         Net investment income for the three months ended March 31, 2002 decreased 59% to $4.1 million from $9.9 million for the comparable period of 2001. This decrease was due to the effects from the September 11th event, and generally lower interest rates (our fixed income portfolio decreased from a 6.85% yield to a 4.88% yield). The September 11th event caused us to liquidate securities and move to cash, in order to provide required collateral and be in a position to pay these losses. The reduced levels of hedge funds and liquidation of our bonds resulted in approximately $2.1 million lower investment income, split $0.9 million and $1.2 million between hedge funds and bonds respectively. In addition, hedge funds produced an annualized return of 9.9% for the first quarter of 2002 compared with annualized return of 14.3% in the prior-year period or about $0.9 million lower investment income in the first quarter of 2002 compared to the prior comparable period. Finally, interest cost on funds held resulted in a net charge to investment income of $2.1 million in the first quarter of 2002. Net realized investment gains for the first quarter of 2002 were $0.5 million compared to gains of $0.4 million in the first quarter of 2001, resulting principally from the repurchase of $1.5 million of TRUPS 'sm'.

         PXRE recognized a tax expense of $5.2 million in the first quarter of 2002 compared to an expense of $0.9 million in the prior-year period. The tax expense in the first quarter of 2002 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.


FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with our indebtedness discussed below. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2002, without regulatory approval, is $33.2 million. During the first quarter of 2002, $10.0 million in dividends were paid by PXRE Reinsurance.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which requires PXRE Bermuda to maintain certain measures of solvency and liquidity. As at March 31, 2002, the statutory capital and surplus of PXRE Bermuda was estimated to be $41.8 million and the amount required to be maintained was estimated to be $11.7 million.

         Under Barbados law, PXRE Barbados may only pay a dividend out of the realized profits of the company. PXRE Barbados may not pay a dividend unless (a) it is able to pay its liabilities as they become due after payment of the dividend, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and the stated capital accounts maintained in respect of all classes of shares.

         On April 4, 2002, the Company raised $150 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). The Preferred Share Investment occurred pursuant to a Share Purchase Agreement, dated as of December 10, 2001, between the Company and Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P. (together with Capital Z Financial Services Fund II, L.P., "Capital Z"), Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. (together with Reservoir Capital Master Fund, L.P., "Reservoir") and Richard E. Rainwater ("Rainwater") (each of Capital Z, Reservoir and Rainwater, a "Purchaser", and together, the "Purchasers"). The Preferred Share Investment involved the issuance of 7,500 shares of Series A Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series A1 (A1 Preferred Shares) and 2,500 shares allocated to sub-series A2 (A2 Preferred Shares); the purchase of 5,000 shares of Series B Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 (B1 Preferred Shares) and 1,666.667 shares allocated to Series B2 (B2 Preferred Shares); and 2,500 shares of Series C Preferred Shares, allocated to two sub-series of shares, 1,666.667 shares allocated to Series C1 (C1 Preferred Shares) and
833.333 shares allocated to Series C2 (C2 Preferred Shares). The Company's shareholders approved the transaction on February 12, 2002.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at March 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On each of March 31, 2000, 2001, and 2002, PXRE Delaware fulfilled its commitment and made principal payments of $10 million, reducing the outstanding loan to $45 million, at March 31, 2002.

         The Preferred Stock Investment would have triggered an event of default under the Credit Agreement if the transaction were consummated without the consent of the Lenders. As a condition to the Lenders' consent to the Preferred Stock Investment, the Credit Agreement was amended pursuant to the Restated Second Amendment to the First Amended and Restated Credit Agreement, dated April 4, 2002, between PXRE Delaware and the Lenders (the "Second Amendment" and together with the Credit Agreement, as amended by the Second Amendment, the "Amended Credit Agreement"). The Second Amendment was effective upon the closing of the Preferred Stock Investment on April 4, 2002.

         In connection with the Credit Agreement, PXRE Delaware and First Union entered into a cash flow hedge interest rate swap which, has the intended effect of converting the $30.0 million borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 6.34%. The remaining $15.0 million outstanding on March 31, 2002, after paying down $10 million on each of March 31, 2002, March 31, 2001 and March 31, 2000, incurred an interest rate of 3.0% at March 31, 2002. Commitments under the Credit Agreement terminate on March 31, 2005 and are subject to annual reductions of $10 million commencing March 31, 2000 and $25 million on March 31, 2005, and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2005. Under the Amended Credit Agreement, the reduction of the outstanding commitments under the Credit Agreement has been accelerated. As amended, the outstanding commitment was reduced by $10 million on April 4, 2002 and the remaining commitment will be reduced, $5 million on July 1, 2002, $20 million on March 31, 2003 and by the remaining $10 million on March 31, 2004. In addition, commencing on March 31, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. Effective April 4, 2002 the variable interest rate under the Amended Credit Agreement was increased by 100 basis points.

         The Amended Credit Agreement contains covenants that, among other things, limit the ability of the Company and its subsidiaries and affiliates to undertake certain activities and require compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. Under the Amended Credit Agreement, the definition of Fixed Charge Coverage Ratio has been amended to provide credit for the capital infusion resulting from the Preferred Stock Investment and the Fixed Charge Coverage Ratio is reduced from 1.5 to 1, to 1.25 to 1 at March 31, 2002 and June 30, 2002 and 1.3 to 1 at September 30, 2002 and December 31, 2002.

         As of March 31, 2002, PXRE Reinsurance held an investment whose value exceeded the applicable limit under the Credit Agreement, which absent a waiver, would have resulted in an Event of Default under the Credit Agreement. In the Second Amendment, the Lenders agreed to waive this violation until May 1, 2002 in order to allow PXRE Reinsurance an opportunity to cure this violation. In this regard, PXRE Reinsurance owns certain fixed rate secured notes, due September 10, 2010, issued by FSL Funding Ltd. As of March 31, 2002, the value of these notes was $22.0 million. Under 7.5(viii)(c) of the Credit Agreement, the aggregate investment in any single non-U.S. Government guaranteed investment that may be held by PXRE Reinsurance is limited to 5% of its Average Combined Invested Assets (as defined in the Credit Agreement), which was $21.1 million at March 31, 2002.

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100 million principal amount of its 8.85% TRUPS `sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 2002 and 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $2.2 million.

         We believe that the TRUPS are currently trading at an attractive price. In order to take advantage of this opportunity, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPS and to hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption as our current intention is to hold the security in the operating company until maturity. On January 14, 2002, PXRE Reinsurance purchased $1.5 million principal at a realized gain of $0.7 million which is being held in its investment portfolio. For GAAP purposes, the investment is eliminated in consolidation. In April, 2002 an additional $2.7 million of TRUPS was purchased at a gain of $0.5 million by PXRE Bermuda.

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

Investments

         As of March 31, 2002, our investment portfolio, at fair value, consisted of 81% in bonds and short-term investments with fixed maturities, 16% in hedge funds and 3% in other investments.

         The following table summarizes our investments at March 31, 2002 and 2001 at fair value:

                                                                                        Analysis of Investments
                                                                                        -----------------------
                                                                                   March, 2002           March, 2001
                                                                                -------------------    -------------------
                                                                                 Amount     Percent     Amount     Percent
                                                                                --------   --------    --------   --------
                                                                                    (in thousands, except percentages)
Long-term fixed maturity securities:
     U.S. treasury securities                                                   $ 51,875        9.8%   $ 47,634        9.6%
     Foreign government securities                                                 5,385        1.1       4,962        1.1
     U.S. government sponsored agency and agency mortgage-backed
        securities                                                                59,279       11.2      35,095        7.1
     Other mortgage and asset-backed securities                                    8,559        1.6      71,142       14.3
     Municipal securities                                                         34,854        6.6      48,811        9.8
     Corporate securities                                                         55,111       10.4      74,481       15.0
                                                                                --------   --------    --------   --------
Total long-term fixed maturity securities                                        215,063       40.7     282,125       56.9
Short-term fixed maturity securities                                             209,927       39.8      58,086       11.7
                                                                                --------   --------    --------   --------
Total fixed maturity securities                                                  424,990       80.5     340,211       68.6
Hedge funds                                                                       86,047       16.3     122,188       24.6
Other investments                                                                 16,391        3.1      29,415        5.9
Equity securities                                                                    252        0.1       4,103        0.9
                                                                                --------   --------    --------   --------
Total investment portfolio                                                      $527,680      100.0%   $495,917      100.0%
                                                                                ========   ========    ========   ========


         At March 31, 2002, 92% of the fair value of our long-term fixed maturity portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 5.0% of fixed maturities based on fair value at March 31, 2002. The average market yield to maturity of our long-term fixed maturity portfolio at March 31, 2002 and 2001, was 4.8% and 5.6%, respectively.

         In April 2002, the $141.3 million Preferred Share Investment net proceeds were received, with $128 million invested in our fixed maturity portfolio, $10 million repaid under the Amended Credit Agreement and the remainder retained in cash awaiting investment.

         Long-term fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. At March 31, 2002, an after-tax unrealized loss of $1.0 million (loss of 8 cents per share) was included in shareholders' equity.

         Short-term fixed maturities are carried at amortized cost, which approximates fair value. Our short-term fixed maturities, principally high-grade commercial paper and marketable fixed income securities were $209.9 million at March 31, 2002, compared to $58.1 million at March 31, 2001. For the three months ended March 31, 2002, our short-term fixed maturities yielded 1.2%. The proportion of the investment portfolio invested in short-term fixed maturities was increased in preparation for paying claims related to the September 11th terrorist attacks.

         A principal component of our investment strategy is investing a significant portion of our invested assets in a diversified portfolio of hedge funds. At March 31, 2002, total hedge fund investments amounted to $86.0 million, representing 16.3% of the March 31, 2002 total investment portfolio. For the three months ended March 31, 2002, our hedge funds yielded an annualized 9.9% as compared to 14.3% in the three months ended March 31, 2001. As at March 31, 2002, hedge fund investments with fair values ranging from $1.4 to $17.2 million were administered by nineteen managers.

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

         As at March 31, 2002, our investment portfolio also included $16.4 million of mezzanine bond and equity limited partnership investments at fair values, with values ranging from $1.4 million to $7.7 million and remaining aggregate cash call commitments in respect of such investments of $1.6 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for the three months ended March 31, 2002, included $1.7 million attributable to hedge funds and other limited partnership investments.

         Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

         In the three months ended March 31, 2002, interest cost on funds held amounted to $2.1 million which represents investment income on 21% of our total investment portfolio. There was no interest on funds held in the three months ended March 31, 2001.

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

         Net cash flow provided by operations was $40.0 million in the first quarter of 2002 compared to $17.0 million provided by operations in the first quarter of 2001 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has placed on deposit $48.7 million par value of US Treasury and municipal securities as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224 amounting to $16.1 million at March 31, 2002, are restricted from being paid as a dividend through June 2003.

         Other commitments and pledged assets include (a) letters of credit amounting to $22.6 million which are secured by securities amounting to $23.3 million (b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws (c) securities with a fair value of $13.0 million deposited in a trust for the benefit of a cedent in connection with a finite reinsurance transaction (d) funding commitments to certain limited partnerships of $1.7 million (e) a commitment to lend up to $7 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, and (f) commitments under the credit agreement discussed above.

         In addition, we may be subject to gains and losses resulting from currency fluctuations because substantially all of our investments are denominated in U.S. dollars, while some of our net liability exposure is in currencies other than U.S. dollars. We hold, and expect to continue to hold, currency positions and have made, and expect to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of our investment portfolio and, in the opinion of our management, are sufficiently liquid for our needs.

         Dividends declared to common shareholders for the three months ended March 31, 2002 and 2001 were $0.7 million. The expected annual dividend based on common shares outstanding at March 31, 2002 is approximately $2.9 million.

         Book value per common share was $21.54 at March 31, 2002. If the Preferred Stock Investment had closed on March 31, 2002, proforma book value per share would have been $18.48.

         All amounts classified as reinsurance recoverable at March 31, 2002 are considered by our management to be collectible in all material respects.

Income Taxes

         PXRE recognized a tax expense of $5.2 million in the first quarter of 2002 compared to an expense of $0.9 million in the prior-year period. The tax expense in the first quarter of 2002 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.

Certain Transactions

         PXRE Reinsurance Company is a party to a retrocessional agreement (as amended from time to time, the "Select Re Quota Share Agreement") with Select Reinsurance Ltd. ("Select Re"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2001, the proportional share of our non-casualty business ceded to Select Re under that agreement was 16.5%. This proportional share has been reduced to 8.0% for 2002. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity. In return, Select Re is obligated to pay us a management fee based on the gross premiums ceded to them under these quota share agreements. During the first quarter of 2002, we ceded reinsurance premiums of $12.5 million to Select Re and earned management fees and ceding commissions of $1.3 million.

         As of March 31, 2001, net assets of $100.2 million were due in the aggregate from Select Re, $82.1 million of which are secured by way of a reinsurance trust, or funds withheld by us. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of December 31, 2001, it had shareholders' equity of approximately $169 million and is privately owned by approximately 120 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we had designated Gerald L. Radke, our Chairman, President and Chief Executive Officer, to serve on Select Re's board of directors. In addition, Jeffrey L. Radke, one of our Executive Vice Presidents, also sits on Select Re's board. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select Re and had been appointed to Select Re's board while he served in that capacity. Mr. Gerald Radke resigned from Select Re's board in March 2002 and Mr. Jeffrey Radke is now acting as our designee on their board of directors. Neither individual received any remuneration for serving on Select Re's board.

         As of December 31, 2001, Select Re held 1,112,200 of the Company's Common Shares, but subsequently liquidated its position in the open market during February 2002. Gerald Radke, Jeffrey Radke and Halbert Lindquist, one of our directors, each individually holds Select Re shares, but each such person holds less than 1% of Select Re's outstanding shares. Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner Investment Group, Inc. ("Mariner"). Mariner acts as the investment manager for our hedge fund and alternative investment portfolio.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board has required that the Company cannot enter into any transaction with Select Re without the prior approval of the Company's Chief Financial Officer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at March 31, 2002 and the changes in exposure since December 31, 2001. Interest rate and credit risk remain the principal market risks we are exposed to. The additional risks associated with our hedge fund investments are described earlier.

         The composition and value of our fixed maturity portfolio did not materially change during the first quarter of 2002. There was no material change in our exposure to market risks or our risk management strategy during the first quarter. The fair value of our hedge fund investments fell by $29.5 million following the sale of certain holdings in the first quarter, thereby reducing the risks associated with these investments.


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.3 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova has denied coverage, contending that its Managing General Agent had no authority to issue these policies. PXRE Delaware disagrees with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. Both parties submitted motions of summary judgment, and the court denied both motions in an order dated as of January 18, 2002. The trial of this matter is scheduled to begin on June 4, 2002. The aggregate sum of $8.3 million is included in Other Assets; management has concluded that it is realizable and that no valuation allowance is necessary.

Item 2.       Changes in Securities and Use of Proceeds.

None during the quarter ended March 31, 2002.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

         On February 12, 2002, we held a Special General Meeting of Shareholders so that our Shareholders could consider and act upon certain matters that required their approval to enable us to raise additional capital through a private placement sale of Convertible Voting Preferred shares. At the Meeting, our Shareholders were asked to approve (1) the sale and issuance of three series of convertible preferred shares (collectively, Preferred Shares): 7,500 shares of Series A Convertible Voting Preferred Shares (Series A Preferred Shares), 5,000 shares of Series B Convertible Voting Preferred Shares (Series B Preferred Shares) and 2,500 shares of Series C Convertible Voting Preferred Shares (Series C Preferred Shares), in each case to be issued in sub-series, pursuant to the Share Purchase Agreement dated as of December 10, 2001 between the Company and certain investors (the "Share Purchase Agreement") ("Proposal One"), (2) division of 20,000,000 of our 50,000,000 authorized Common Shares into three new classes of Common Shares (collectively, Convertible Common Shares): 10,000,000 Class A Convertible Voting Common Shares (Class A Common Shares), 6,666,666 2/3 Class B Convertible Voting Common Shares (Class B Common Shares) and 3,333,333 1/3 Class C Convertible Voting Common Shares (Class C Common Shares), issuable upon conversion of Preferred Shares; and automatic redesignation of such Convertible Common Shares as Common Shares upon, and to the extent of, the exercise of conversion rights attaching thereto on a one-for-one basis ("Proposal Two"), (3) the expansion of our Board of Directors by two members to a total of eleven members ("Proposal Three") and (4) as a special resolution, an amendment to our Bye-Laws to authorize the creation of a new Class IV of our Board of Directors ("Proposal Four"). The Shareholders approved each of the Proposals as follows:


                           Votes For           Votes Against           Abstained
                           ----------------------------------------------------
Proposal One               9,323,936              444,427               368,045
Proposal Two               9,321,636              444,427               369,345
Proposal Three             9,323,803              443,960               368,645
Proposal Four              9,322,637              444,309               369,462


Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

         a.       Exhibits

              Restated Second Amendment and Restated Credit Agreement, dated April 4, 2002, between PXRE Corporation and the Lenders named therein.

         b.       Current Reports on Form 8-K

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PXRE GROUP LTD.


May 15, 2002                                By: /s/ James F. Dore
                                                -------------------------------
                                                    James F. Dore
                                                    Executive Vice President
                                                    and Chief Financial Officer