Form 10-Q
period 2002-06-30
PXRE GROUP LTD
filed 2002-08-08
CIK 1091748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

         As of August 5, 2002 11,968,537 common shares, $1.00 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                                        3


Consolidated Statements of Income and Comprehensive Income
       for the three and six months ended June 30, 2002 and 2001                                          4


Consolidated Statements of Stockholders' Equity for the three
       and six months ended June 30, 2002 and 2001                                                        5


Consolidated Statements of Cash Flows for the three and
       six months ended June 30, 2002 and 2001                                                            6


Notes to Consolidated Financial Statements                                                                7


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                                                 16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.                                34

PART II.  OTHER INFORMATION                                                                              35

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults Upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

PXRE          Consolidated Balance Sheets
Group Ltd.    (Dollars in thousands, except par value per share)
--------------------------------------------------------------------------------

                                                                                          June 30,     December 31,
                                                                                            2002           2001
                                                                                            ----           ----
                                                                                        (Unaudited)
Assets         Investments:
               Available for sale:
                 Fixed maturities, available-for-sale, at fair value (amortized
                   cost $451,391 and $218,635, respectively)                           $   458,539    $   219,482
                 Equity securities, at fair value (cost $252 and $650, respectively)           252            650
               Short-term investments
                  Hedge funds                                                               17,422         16,737
                  Non-hedge funds                                                          101,122        153,503
               Trading securities at fair value (cost $18,508 and $20,250,
                  respectively)                                                             20,110         25,764
               Limited partnerships, at equity
                  Hedge funds (cost $68,760 and $48,760, respectively)                      94,384         73,068
                  Non-hedge funds (cost $9,376 and $16,430, respectively)                   14,083         19,141
                                                                                       ------------   ------------
                     Total investments                                                     705,912        508,345
               Cash                                                                         22,589         22,888
               Accrued investment income                                                     7,164          4,149
               Receivables:
                 Unreported premiums                                                        73,092         82,455
                 Balances due from intermediaries and brokers, net                          25,657         11,148
                 Other receivables                                                          23,639         20,176
               Reinsurance recoverable                                                     262,526        262,115
               Ceded unearned premiums                                                      22,146         18,163
               Deferred acquisition costs                                                   13,725          7,312
               Current income tax asset                                                     13,308          4,081
               Deferred tax asset                                                            2,246         21,037
               Other assets                                                                 43,871         44,069
                                                                                       ------------   ------------
                     Total assets                                                      $ 1,215,875    $ 1,005,938
                                                                                       ============   ============

Liabilities    Losses and loss expenses                                                $   425,167    $   453,705
               Unearned premiums                                                            69,748         46,335
               Debt payable                                                                 35,000         55,000
               Reinsurance balances payable                                                 98,259         78,178
               Other liabilities                                                            69,426         33,410
                                                                                       ------------   ------------
                     Total liabilities                                                     697,600        666,628
                                                                                       ------------   ------------

               Minority interest in consolidated subsidiary:
                    Company-obligated mandatorily redeemable capital trust
                    pass-through securities of subsidiary trust holding solely a
                    company-guaranteed related subordinated debt                            95,333         99,530
                                                                                       ------------   ------------

Stockholders' Serial convertible preferred stock, $1.00 par value, $10,000 stated
Equity              value -- 10 million shares authorized, 0.02 million and 0 shares
                    issued and outstanding, respectively                                   152,900              0
               Common stock, $1.00 par value -- 50 million shares
                    authorized, 12.0 million and 11.9 million shares
                    issued and outstanding, respectively                                    11,966         11,873
               Additional paid-in capital                                                  168,034        175,405
               Accumulated other comprehensive income (loss) net of deferred income
                  tax (expense) benefit of $(1,982) and $37, respectively                    4,272           (299)
               Retained earnings                                                            88,414         55,473
               Restricted stock at cost (0.2 million and 0.2 million shares,
                  respectively)                                                             (2,644)        (2,672)
                                                                                       ------------   ------------
                     Total stockholders' equity                                            422,942        239,780
                                                                                       ------------   ------------
                     Total liabilities and stockholders' equity                        $ 1,215,875    $ 1,005,938
                                                                                       ============   ============


        The accompanying notes are an integral part of these statements.

PXRE                  Consolidated Statements of Income and Comprehensive Income
Group Ltd.            (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                                                      Three Months Ended       Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                    2002         2001         2002          2001
                                                                                    ----         ----         ----          ----
                                                                                                      (Unaudited)
Revenues         Net premiums earned                                              $  45,763    $  43,326    $ 104,919    $  91,266
                 Net investment income                                                8,445        8,238       12,532       18,121
                 Net realized investment gains                                          514          429        1,003          815
                 Management fees                                                        586          772        1,839        2,733
                                                                                  ---------    ---------    ---------    ---------
                                                                                     55,308       52,765      120,293      112,935
                                                                                  ---------    ---------    ---------    ---------

Losses and       Losses and loss expenses incurred                                   18,863       28,207       36,086       57,640
Expenses         Commissions and brokerage                                            5,276        9,562       17,719       23,030
                 Other operating expenses                                             6,223        7,496       15,094       16,384
                 Interest expense                                                       754          767        1,499        2,739
                 Minority interest in consolidated subsidiary                         2,199        2,219        4,423        4,438
                                                                                  ---------    ---------    ---------    ---------
                                                                                     33,315       48,251       74,821      104,231
                                                                                  ---------    ---------    ---------    ---------

                 Income before income taxes and cumulative
                  effect of accounting change                                        21,993        4,514       45,472        8,704
                 Income tax provision                                                 2,949          792        8,196        1,486
                                                                                  ---------    ---------    ---------    ---------

                 Income before cumulative effect of
                  accounting change                                                  19,044        3,722       37,276        7,218
                 Cumulative effect of accounting change, net of
                  $172 tax expense                                                        0            0            0          319
                                                                                  ---------    ---------    ---------    ---------

                 Net income before preferred stock dividends                      $  19,044    $   3,722    $  37,276    $   7,537

                 Preferred stock dividends                                            2,900            0        2,900            0
                                                                                  ---------    ---------    ---------    ---------
                 Net income available to common stockholders                      $  16,144    $   3,722    $  34,376    $   7,537
                                                                                  =========    =========    =========    =========


Comprehensive    Net unrealized appreciation (depreciation) on investments            5,923         (651)       4,508           15
Income, Net      Net unrealized (depreciation) appreciation on cash flow hedge         (140)           0           62            0
of Tax                                                                            ---------    ---------    ---------    ---------
                 Comprehensive income                                             $  24,827    $   3,071    $  41,846    $   7,552
                                                                                  =========    =========    =========    =========


Per Share        Basic:
                      Net income before cumulative effect of
                        accounting change and preferred stock dividends           $    1.62    $    0.32    $    3.18    $    0.63
                      Cumulative effect of accounting change                           0.00         0.00         0.00         0.03
                      Preferred stock dividends                                       (0.25)        0.00        (0.25)        0.00
                                                                                  ---------    ---------    ---------    ---------
                      Net income available to common stockholders                 $    1.37    $    0.32    $    2.93    $    0.66
                                                                                  =========    =========    =========    =========
                      Average shares outstanding (000's)                             11,768       11,470       11,752       11,503
                                                                                  =========    =========    =========    =========


                 Diluted:
                      Net income before cumulative effect of
                        accounting change                                         $    0.88    $    0.31    $    2.21    $    0.60
                      Cumulative effect of accounting change                           0.00         0.00         0.00         0.03
                                                                                  ---------    ---------    ---------    ---------
                      Net income                                                  $    0.88    $    0.31    $    2.21    $    0.63
                                                                                  =========    =========    =========    =========
                      Average shares outstanding (000's)                             21,655       11,878       16,863       11,934
                                                                                  =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

PXRE                   Consolidated Statements of Stockholders' Equity
Group Ltd.             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                           2002        2001           2002         2001
                                                                           ----        ----           ----         ----
                                                                                           (Unaudited)
Preferred Stock   Balance at beginning of period                        $       0     $       0    $       0    $       0
                  Issuance of shares, net                                 150,000             0      150,000            0
                  Dividends to preferred stockholders                       2,900             0        2,900            0
                                                                        ----------    ----------   ----------   ----------
                      Balance at end of period                          $ 152,900     $       0    $ 152,900    $       0
                                                                        ==========    ==========   ==========   ==========

Common Stock      Balance at beginning of period                        $  11,944     $  11,899    $  11,873    $  11,820
                  Issuance of shares, net                                      22             4           93           83
                                                                        ----------    ----------   ----------   ----------
                      Balance at end of period                          $  11,966     $  11,903    $  11,966    $  11,903
                                                                        ==========    ==========   ==========   ==========

Additional        Balance at beginning of period                        $ 176,694     $ 176,633    $ 175,405    $ 175,014
Paid-in Capital   Issuance of shares                                       (8,643)          606       (7,336)       2,920
                  Other                                                       (17)         (609)         (35)      (1,304)
                                                                        ----------    ----------   ----------   ----------
                      Balance at end of period                          $ 168,034     $ 176,630    $ 168,034    $ 176,630
                                                                        ==========    ==========   ==========   ==========

Accumulated       Balance at beginning of period                        $  (1,512)    $     596    $    (299)   $     (69)
Other             Change in unrealized gains (losses) for the period        5,924          (650)       4,509           15
Comprehensive     Change in cash flow hedge for the period                   (140)            0           62            0
Income                                                                  ----------    ----------   ----------   ----------
                      Balance at end of period                          $   4,272     $     (54)   $   4,272    $     (54)
                                                                        ==========    ==========   ==========   ==========

Retained          Balance at beginning of period                        $  72,989     $  79,403    $  55,473    $  76,302
Earnings          Net income                                               19,044         3,722       37,276        7,537
                  Dividends to preferred stockholders                      (2,900)            0       (2,900)           0
                  Dividends paid to common stockholders                      (719)         (716)      (1,435)      (1,429)
                                                                        ----------    ----------   ----------   ----------
                      Balance at end of period                          $  88,414     $  82,409    $  88,414    $  82,410
                                                                        ==========    ==========   ==========   ==========

Restricted Stock  Balance at beginning of period                        $  (2,798)    $  (4,808)   $  (2,672)   $  (3,681)
                  Issuance of restricted stock                               (237)         (418)      (1,040)      (2,449)
                  Amortization of restricted stock                            391           701        1,068        1,358
                  Other                                                         0             0            0          246
                                                                        ----------    ----------   ----------   ----------
                      Balance at end of period                          $  (2,644)    $  (4,525)   $  (2,644)   $  (4,526)
                                                                        ==========    ==========   ==========   ==========

Total             Balance at beginning of period                        $ 257,317     $ 263,723    $ 239,780    $ 259,386
Stockholders'     Issuance of preferred shares                            150,000             0      150,000            0
Equity            Issuance of shares                                       (8,621)          610       (7,243)       3,003
                  Restricted stock, net                                       154           283           28       (1,091)
                  Unrealized appreciation (depreciation) on
                    investments, net of deferred income tax                 5,924          (650)       4,509           15
                  Unrealized (depreciation) appreciation on
                    cash flow hedge, net of deferred income tax              (140)            0           62            0
                  Net income                                               19,044         3,722       37,276        7,537
                  Dividends                                                  (719)         (716)      (1,435)      (1,429)
                  Other                                                       (17)         (609)         (35)      (1,058)
                                                                        ----------    ----------   ----------   ----------
                      Balance at end of period                          $ 422,942     $ 266,363    $ 422,942    $ 266,363
                                                                        ==========    ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

PXRE                    Consolidated Statements of Cash Flows
Group Ltd.              (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                Three Months Ended      Six Months Ended
                                                                                     June 30,               June 30,
                                                                                 2002        2001       2002       2001
                                                                                 ----        ----       ----       ----
                                                                                               (Unaudited)

Cash Flow          Net income                                                   $ 19,044    $ 3,722   $ 37,276    $ 7,537
from Operating     Adjustments to reconcile net income to net cash
Activities           provided by operating activities:
                       Losses and loss expenses                                  (17,078)    14,388    (28,538)    16,904
                       Unearned premiums                                         (25,039)    (6,354)    19,430      1,878
                       Deferred acquisition costs                                 (1,228)       981     (6,413)      (198)
                       Receivables                                                18,063    (10,931)    (6,820)   (23,722)
                       Reinsurance balances payable                                5,394      2,479     20,081     18,243
                       Reinsurance recoverable                                     2,719      7,785       (411)    14,340
                   Current income tax asset                                       (1,190)     2,033     (9,084)        (1)
                   Deferred tax asset                                              1,125     (4,041)    16,772       (532)
                   Equity in earnings of limited partnerships                     (3,706)    (3,043)    (5,407)    (6,235)
                   Other                                                          15,136     16,563     16,375     12,404
                                                                                ---------  ---------  ---------  ---------
                         Net cash provided by operating activities                13,240     23,582     53,261     40,618
                                                                                ---------  ---------  ---------  ---------



Cash Flow          Cost of fixed maturity investments                           (244,910)   (97,922)  (245,113)  (122,632)
from Investing     Fixed maturity investments matured/disposed                     9,494     95,874     11,713    122,374
Activities         Payable for securities                                         14,385      7,467     14,292     10,029
                   Cost of equity securities                                           0     (2,034)         0     (3,026)
                   Equity securities disposed                                          0      1,845        275     14,105
                   Net change in short-term investments                          108,805    (15,330)    52,381    (25,313)
                   Other invested assets and trading portfolio disposed            6,621      8,608     40,594     15,731
                   Other invested assets and trading portfolio purchased         (44,874)    (5,441)   (44,874)   (20,968)
                                                                                ---------  ---------  ---------  ---------
                         Net cash used by investing activities                  (150,479)    (6,933)  (170,732)    (9,700)
                                                                                ---------  ---------  ---------  ---------



Cash Flow          Proceeds from issuance of preferred stock                     140,938          0    140,938          0
from Financing     Proceeds from issuance of common stock                            308        229      1,194        616
Activities         Cash dividends paid to common stockholders                       (719)      (715)    (1,435)    (1,429)
                   Repayment of debt                                             (10,000)         0    (20,000)   (10,000)
                   Repurchase of minority interest in consolidated subsidiary     (2,187)         0     (2,967)         0
                   Cost of stock repurchased                                        (105)      (649)      (558)    (1,173)
                                                                                ---------  ---------  ---------  ---------
                          Net cash provided (used) by financing activities       128,235     (1,135)   117,172    (11,986)
                                                                                ---------  ---------  ---------  ---------

                   Net change in cash                                             (9,004)    15,514       (299)    18,932
                   Cash, beginning of period                                      31,593     22,427     22,888     19,009
                                                                                ---------  ---------  ---------  ---------
                   Cash, end of period                                          $ 22,589   $ 37,941   $ 22,589   $ 37,941
                                                                                =========  =========  =========  =========

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

         GAAP requires management to make current estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those current estimates.

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

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. The Company has adopted the new standard effective January 1, 2002. As a result, a gain of $1.2 million on the repurchase of $4.2 million of Minority Interest in Consolidated Subsidiary was classified with net realized investment gains during the first six months of 2002.

         Certain amounts in 2001 were reclassified to be consistent with the 2002 presentation.


2.   Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of such retrocessional coverage on premiums written and earned are as follows:

                                     Three Months Ended        Increase         Six Months Ended         Increase
                                          June 30,            (Decrease)             June 30,            (Decrease)
                                 -----------------------                     -----------------------
                                      2002        2001            %            2002          2001            %
                                      ----        ----            -            ----          ----            -
($000's)
Premiums written
    Gross premiums written          $41,791      $48,473                     $167,147      $126,530
    Ceded premiums written          (21,068)     (11,502)                     (42,763)      (33,386)
                                    -------      -------                     --------      --------
    Net premiums written            $20,723      $36,971          (44)       $124,384      $ 93,144           34
                                    =======      =======                     ========      ========

Premiums earned
    Gross premiums earned           $65,693      $60,750                     $143,700      $126,788
    Ceded premiums earned           (19,930)     (17,424)                     (38,781)      (35,522)
                                    -------      -------                     --------      --------
    Net premiums earned             $45,763      $43,326            6        $104,919      $ 91,266           15
                                    =======      =======                     ========      ========

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

3.   Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                   ----------------------        ----------------------

                                                                     2002          2001           2002           2001
                                                                     ----          ----           ----           ----
                                                                            ($000's, except per share data)
Net income available to common stockholders:
  Income before cumulative effect of accounting change
        and preferred dividends                                    $ 19,044       $ 3,722         $37,276       $ 7,218
    Cumulative effect of accounting change                                0             0               0           319
    Preferred dividends                                              (2,900)            0          (2,900)            0
                                                                   --------       -------         -------       -------
    Net income available to common stockholders                    $ 16,144       $ 3,722         $34,376       $ 7,537
                                                                   ========       =======         =======       =======

Weighted average shares of common stock outstanding:
    Weighted average shares of common shares
      outstanding (basic)                                            11,768        11,470          11,752        11,503
    Equivalent shares of stock options                                  415           166             319           170
    Equivalent shares of restricted stock                               136           242             124           261
    Equivalent shares of convertible preferred stock                  9,336             0           4,668             0
                                                                   --------       -------         -------       -------
    Weighted average common equivalent shares (diluted)              21,655        11,878          16,863        11,934
                                                                   ========       =======         =======       =======

Per share amounts:
    Basic
    Income before cumulative effect of accounting change
        and preferred dividends                                      $ 1.62        $ 0.32           $3.18        $ 0.63
    Cumulative effect of accounting change                             0.00          0.00            0.00          0.03
    Preferred dividends                                               (0.25)         0.00           (0.25)         0.00
                                                                   --------       -------         -------       -------
    Net income                                                       $ 1.37        $ 0.32           $2.93        $ 0.66
                                                                   ========       =======         =======       =======

    Diluted
    Income before cumulative effect of accounting change             $ 0.88        $ 0.31           $2.21        $ 0.60
    Cumulative effect of accounting change                             0.00          0.00            0.00          0.03
                                                                   --------       -------         -------       -------
    Net income                                                       $ 0.88        $ 0.31           $2.21        $ 0.63
                                                                   ========       =======         =======       =======

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

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

5.   Losses and Loss Expense Liabilities

         In 2000, PXRE Bermuda assumed a finite reinsurance contract that involved long tail casualty risks. This contract was recorded on a discounted basis, and was commuted during the second quarter of 2002 resulting in a net loss of $0.4 million. All reserves for PXRE Bermuda are now recorded on an undiscounted basis.

6.   Stockholders' Equity

         On April 4, 2002, the Company raised $150 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). The Preferred Share Investment occurred pursuant to a Share Purchase Agreement, dated as of December 10, 2001, between the Company and Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. and Richard E. Rainwater. The capital infusion from the Preferred Share Investment is enabling PXRE to increase underwriting capacity and therefore maximize participation in the hardening reinsurance market following the September 11th terrorist attacks. On February 12, 2002, the stockholders approved the sale and issuance of three series of convertible preferred shares pursuant to the Share Purchase Agreement, including 7,500 Series A Convertible Preferred Shares, 5,000 Series B Convertible Preferred Shares, and 2,500 Series C Convertible Preferred Shares. These shares will accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon, payable on a quarterly basis. The stockholders also voted to approve the division of 20 million of PXRE's 50 million authorized common shares into three new classes of convertible common shares including 10 million Class A Convertible Voting Common Shares ("Class A Common Shares"), 6,666.667 Class B Convertible Voting Common Shares ("Class B Common Shares"), and 3,333.333 Class C Convertible Voting Common Shares ("Class C Common Shares"). Preferred shares will be convertible into convertible common shares at the option of the holder at any time equal to the original purchase cost plus accrued but unpaid dividends at a conversion price equal to $15.69 provided that such conversion price is subject to adjustment if the Company experiences adverse loss development in excess of a $7 million after-tax threshold. Preferred shares mandatorily convert at the third anniversary of the issuance for two thirds of the shares issued, and the balance at the sixth anniversary. Preferred shares will vote on a fully converted basis on all matters other than the election of directors.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         On March 28, 2002, the Insurance Commissioner of the State of Connecticut approved the Preferred Share Investment, which closed on April 4, 2002. Proceeds, net of offering expenses of $9.1 million, amounted to $140.9 million.

7.   Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, finite business, other lines and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE is returning its core focus to catastrophe and risk excess and finite business. Businesses that will not be renewed are reported as exited lines. The Company's segments for 2001 were reclassified to be comparable to the 2002 segments used for PXRE's method of managing the business. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based reinsureds and International (principally the United Kingdom, Continental Europe, Latin America, Caribbean, Australia and Asia) representing all other premiums written.

         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         The following tables summarize the net written and earned premium by PXRE's business segments:

Net Premiums Written
($000's)
                                 Three Months Ended June 30,                       Six Months Ended June 30,
                                2002                     2001                     2002                  2001
                         ----------------------------------------------- ---------------------------------------------
                         Amount      Percent      Amount       Percent     Amount      Percent     Amount      Percent
                         ------      -------      ------       -------     ------      -------     ------      -------
Catastrophe and Risk
Excess
  North American         $   9,269                 $ 4,136                 $22,029                   $10,572
  International             19,766                  13,263                  75,604                    40,202
  Excess of loss
    cessions                (6,474)                 (3,444)                (10,904)                   (9,646)
                           -------                 -------                 -------                   -------
                            22,561     109%         13,955        38%       86,729        70%         41,128      44%
                           -------                 -------                 -------                   -------

Finite Business
  North American              (669)                  8,431                  29,692                    22,996
  International                  0                       0                       0                         0
                           -------                 -------                 -------                   -------
                              (669)     (3)          8,431        23        29,692        24          22,996      25
                           -------                 -------                 -------                   -------

Other Lines
  North American             1,032                     864                   2,935                     1,870
  International                  1                     (65)                     42                        (3)
                           -------                 -------                 -------                   -------
                             1,033       5             799         2         2,977         2           1,867       2
                           -------                 -------                 -------                   -------

Exited Lines
  North American               485                  10,491                   8,178                    14,541
  International             (2,687)                  3,295                  (3,192)                   12,612
                           -------                 -------                 -------                   -------
                            (2,202)    (11)         13,786        37         4,986         4          27,153      29
                           -------     ----        -------       ----     --------       ----        -------     ----

Total                      $20,723     100%        $36,971       100%     $124,384       100%        $93,144     100%
                           =======     ====        =======       ====     ========       ====        =======     ====

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

Net Premiums Earned
($000's)
                           Three Months Ended June 30,                           Six Months Ended June 30,

                                 2002                     2001                     2002                    2001
                         Amount      Percent      Amount       Percent     Amount      Percent     Amount     Percent
                         ------      -------      ------       -------     ------      -------     ------     -------
Catastrophe and Risk
Excess
  North American         $11,509                 $ 5,548                    $21,312                $10,889
  International           32,722                  17,708                     64,897                 38,840
  Excess of loss
    cessions              (6,193)                 (4,629)                   (10,904)                (9,616)
                         -------                 -------                    -------                -------
                          38,038        83%       18,627          43%        75,305      72%        40,113       44%
                         -------                 -------                    -------                -------

Finite Business
  North American            (260)                  9,416                      8,314                 24,141
  International                0                       0                          0                      0
                         -------                 -------                    -------                -------
                            (260)       (1)        9,416          22          8,314       8         24,141       26
                         -------                 -------                    -------                -------

Other Lines
  North American           1,349                     985                      3,866                  1,625
  International                3                     (20)                       102                     44
                         -------                 -------                    -------                -------
                           1,352         3           965           2          3,968       4          1,669        2
                         -------                 -------                    -------                -------

Exited Lines
  North American           3,940                   6,930                     11,911                 11,768
  International            2,693                   7,388                      5,421                 13,575
                         -------                 -------                    -------                -------
                           6,633        15        14,318          33         17,332      16         25,343       28
                         -------       ----      -------         ----      --------    ----        -------     ----

Total                    $45,763       100%      $43,326         100%      $104,919     100%       $91,266      100%
                         =======       ====      =======         ====      ========     ====       =======      ====

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         The following table summarizes the underwriting profit (loss) by segment:

Underwriting Operations
(000's)
                                     Three Months Ended June 30,                      Six Months Ended June 30,
                                    2002                     2001                    2002                   2001
                            ---------------------------------------------------------------------------------------------
                            Amount      Percent      Amount       Percent     Amount      Percent     Amount      Percent
                            ------      -------      ------       -------     ------      -------     ------      -------
Catastrophe and Risk
Excess
  North American          $ 10,756                  $  (784)                 $22,133                  $ 1,039
  International             19,815                   10,928                   41,567                   20,138
  Excess of loss
    cessions                (2,736)                  (6,301)                  (4,405)                  (9,842)
                           -------                  -------                  -------                  ------
                            27,835         121%       3,843        61%        59,295        111%       11,335       100%
                           -------                  -------                  -------                  -------

Finite Business
  North American              (698)                   1,053                    2,167                    1,788
  International                   0                       0                        0                        0
                           -------                  -------                  -------                  -------
                              (698)         (3)       1,053        17          2,167          4         1,788        16
                           -------                  -------                  -------                  -------

Other Lines
  North American             2,107                    1,401                    2,364                    1,185
  International                (73)                     329                      243                   (1,057)
                           -------                   ------                  -------                  --------
                             2,034           9        1,730        28          2,607          5           128         1
                           -------                   ------                  -------                  -------

Exited Lines
  North American            (5,133)                     469                   (8,900)                     515
  International             (1,018)                    (864)                  (1,736)                  (2,436)
                           -------                  -------                  -------                  -------
                            (6,151)        (27)        (395)       (6)       (10,636)       (20)       (1,921)      (17)
                           -------         ----     -------       ----       -------       ----        ------       ----

Total                      $23,020         100%     $ 6,231       100%       $53,433        100%      $11,330       100%
                           =======         ====     =======       ====       =======        ====      =======       ====

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         The following table reconciles the underwriting operations for the operating segments to income before income taxes and cumulative effect of accounting change as reported in the consolidated statements of income and comprehensive income:

                                                             Three Months                                 Six Months
                                                             Ended June 30,                              Ended June 30,
                                                      ---------------------------------------------------------------------------
                                                            2002               2001                2002                 2001
                                                      ---------------     ---------------     ---------------     ---------------
($000's)
Net underwriting profit                               $        23,020     $         6,231     $        53,433     $        11,330
Net investment income                                           8,445               8,238              12,532              18,121
Net realized investment gains                                     514                 429               1,003                 815
Interest expense                                                 (754)               (767)             (1,499)             (2,739)
Minority interest in consolidated subsidiary                   (2,199)             (2,219)             (4,423)             (4,438)
Operating expenses                                             (6,223)             (7,496)            (15,094)            (16,384)
Unrealized foreign exchange (losses) gains on
  losses incurred                                                (787)                165                (422)              2,181
Other expense                                                     (23)                (67)                (58)               (182)
                                                      ---------------     ---------------     ---------------     ---------------
Income before income taxes                            $        21,993     $         4,514     $        45,472     $         8,704
                                                      ===============     ===============     ===============     ===============

8.   Contingencies

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.25 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova had denied coverage, contending that its Managing General Agent had no authority to issue these policies.

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.25 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.75 million is included in Other Assets. Terra Nova is expected to appeal the verdict, but management has concluded that it is realizable and that no valuation allowance is necessary.

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

         The following is a discussion of the Company's results of operations for the three and six months ended June 30, 2002 and 2001 and financial condition as of June 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties (including the discussion of Critical Accounting Policies) contained in the 10-K.

         We provide reinsurance products and services to a worldwide marketplace through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients, where we have been among the leading franchises for two decades. Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our non-finite reinsurance products have been, and will continue to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our client's claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount.

         We also offer our clients property-per-risk and marine and aviation reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess of loss reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property-per-risk and marine and aviation business is also written on an excess-of-loss basis with aggregate limits on our exposure to losses.

         We also provide our clients with finite reinsurance products. Finite reinsurance contracts are highly customized for each transaction. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients will share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than expected, our finite clients generally participate in this negative outcome to a certain extent. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us over a period of years affect the profitability of the contract and the magnitude of any premium or commission adjustments.

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

         We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Comparison of Second Quarter Results for 2002 with 2001

         For the quarter ended June 30, 2002, net income was $19.0 million versus net income of $3.7 million for the comparable period of 2001. The diluted net income per common share was $0.88 for the second quarter of 2002 compared to a diluted net income per share of $0.31 for the second quarter of 2001, based on diluted average shares outstanding of approximately 21.7 million in the second quarter of 2002 and 11.9 million in the second quarter of 2001.

         Gross and net written premiums for the second quarter of 2002 and 2001 were as follows:


                                            Three Months Ended June 30,
                                     ------------------------------------------
                                                                      Increase
                                           2002           2001       (Decrease)
                                           ----           ----       ----------
                                                 ($000's)                %

Gross premiums written                    $41,791       $48,473         (14)
Reinsurance premiums ceded                 21,068        11,502          83
                                          -------       -------
Net premiums written                      $20,723       $36,971         (44)
                                          =======       =======

         The decrease in gross and net premiums written primarily reflects the significant decline in the Exited Lines segment. The Finite segment also decreased 108% during the second quarter of 2002 versus the prior comparable quarter on a net written basis. However, improved pricing, increased participation with long-standing clients and substantial amounts of new business in our core Catastrophe and Risk Excess segment resulted in a 62% increase in net premiums written for the quarter in this key segment as compared to the prior year period. Given our decision to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we expect to continue to see significant decreases in the premiums written and earned in the Exited Lines segment as this business is run off. With respect to our Finite segment, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned from quarter to quarter. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. We therefore expect that the Finite segment premiums written and earned will vary widely from quarter to quarter reflecting this strategy. In the second quarter of 2002, we elected to partially terminate one finite transaction in order to remove the underwriting risk associated with that portion of the transaction. As a result, we returned premiums to the cedent that exceeded the premiums written and earned on other finite transactions during the quarter.


         Net premiums earned for the second quarter of 2002 increased 6% to $45.8 million from $43.3 million for the corresponding period of 2001. The Catastrophe and Risk Excess segment increased 104%, while the Finite segment decreased 103% on an earned basis. The Exited Lines segment experienced a decline of 54% on an earned basis.

         Management fee income from all sources for the three months ended June 30, 2002 decreased 25% to $0.6 million from $0.8 million for the corresponding period of 2001, reflecting the reduction in the share of business ceded to quota share reinsurers.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended June 30, 2002 and 2001, respectively:

(%)                                           Three Months Ended June 30,
                                          ------------------------------------
                                             2002                       2001
                                             ----                       ----
Loss and loss expense ratio                  41.2                       65.1
Expense ratio                                23.9                       37.6
                                             ----                      -----
Combined ratio                               65.1                      102.7
                                             ====                      =====

         The loss and loss expense ratio of 41.2% for the second quarter of 2002 reflected reduced loss activity and no significant catastrophes, while the second quarter of 2001 was impacted by the sinking of the Petrobras Oil Rig and Tropical Storm Allison.

         During the second quarter of 2002, we experienced adverse development of $10.5 million net for prior-year loss and loss expenses mainly due to loss development on our discontinued casualty reinsurance operations. This adverse development was caused by larger than expected reported claims under our casualty reinsurance contracts. The loss ratio for the comparable period of 2001 was affected by adverse development of $2.1 million net.

         As of June 30, 2002, our overall estimated net loss after tax arising from the September 11th terrorist attacks was $32.4 million. This is virtually unchanged from our overall estimated loss after tax of $32.6 million at December 31, 2001 although we have experienced movement in the component losses between lines of business on a gross basis.

         The expense ratio declined to 23.9% in the second quarter of 2002 compared to 37.6% during the comparable year earlier period due to lower finite commissions and a reduction in operating expenses attributable to our decision to discontinue our exited lines of business.

         Other operating expenses decreased to $6.2 million for the second quarter of 2002 from $7.5 million for the comparable period of 2001. The decrease primarily relates to the expense savings associated with the termination of our direct underwriting and PXRE Lloyd's operations.

         Interest expense was $0.8 million for both the three months ended June 30, 2002 and 2001. As of June 30, 2002, $35 million was outstanding under PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). The fixed interest rate on the $30.0 million portion was 7.34% while the variable interest rate on the remaining $5.0 million outstanding during the second quarter of 2002 was 4.0%. The Company incurred minority interest expense amounting to $2.2 million related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities ('sm') ("TRUPS") (as described below under "Liquidity and Capital Resources") during both three month periods ending June 30, 2002 and 2001.

         Net investment income for the quarter rose 2% to $8.4 million from $8.2 million in the second quarter of 2001. The increase was attributable to a special distribution by one of our alternative investments resulting in income of $3.0 million, $1.5 million in interest related to the judgment entered in our favor in our lawsuit against Terra Nova, as well as higher fixed maturity income as a result of the previously mentioned capital infusion, reduced by lower yields from a year ago (4.2% compared to 6.1% in the second quarter of 2001). During the quarter we added $138.7 million to our fixed income portfolio primarily from the proceeds of the Preferred Share Investment (See Liquidity and Capital Resources). Hedge funds produced an annualized return of 3.1% for the quarter compared with 9.2% in the prior year period.

         Investment income was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide an investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $25.9 million as of June 30, 2002, for which we have recognized $0.4 million of investment income for the second quarter of 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $130.0 million due to reinsurers as of June 30, 2002, for which we recognized a charge to investment income of $0.6 million for the second quarter of 2002, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 7.8% and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be 7 years on a weighted average basis.

         PXRE recognized a tax expense of $2.9 million in the second quarter of 2002 compared to a tax expense of $0.8 million in the prior-year period. The tax expense in the second quarter of 2002 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.

Comparison of Year-to-Date Results for 2002 and 2001

         For the six months ended June 30, 2002, net income was $37.3 million versus net income of $7.5 million for the comparable period of 2001. The diluted net income per common share was $2.21 for the first six months of 2002 compared to a diluted net income per share of $0.63 for the first six months of 2001, based on diluted average shares outstanding of approximately 16.9 million in first six months of 2002 and 11.9 million in 2001.

         Gross and net written premiums for the first six months of 2002 and 2001 were as follows:

                                          Six Months Ended June 30,
                                    -----------------------------------------
                                                                     Increase
                                        2002            2001        (Decrease)
                                        ----            ----        ----------
                                              ($000's)                  %

Gross premiums written                $167,147       $126,530          32
Reinsurance premiums ceded              42,763         33,386          28
                                      --------       --------
Net premiums written                  $124,384       $ 93,144          34
                                      ========       ========

         The increase in gross and net premiums written primarily reflected growth in the Catastrophe and Risk Excess segment resulting from improved pricing, increased participation with long-standing clients and substantial amounts of new business. The Finite segment also experienced significant growth for the six month period on a net written basis.

         Given our decision to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we expect to continue to see significant decreases in the premiums written and earned in the Exited Lines segment as this business is run off. With respect to our Finite business, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned. We therefore expect that the premiums written and earned by our Finite segment will vary widely reflecting this strategy. In the first six months of 2002, we elected to partially terminate one finite transaction in order to remove the underwriting risk associated with that portion of the transaction, resulting in the return of premiums to the cedent. This caused a significant decrease in net premiums earned by our Finite segment during the first six months of 2002 as compared to the prior year period.

         Net premiums earned for the first six months of 2002 increased 15% to $104.9 million from $91.3 million for the corresponding period of 2001. The Catastrophe and Risk Excess segment increased 88% on an earned basis, while the Finite segment decreased 66% on an earned basis versus the prior comparable six month period. The Exited Lines segment experienced a decrease of 32% on an earned basis.

         Management fee income from all sources for the six months ended June 30, 2002 decreased 33% to $1.8 million from $2.7 million for the corresponding period of 2001, reflecting the reduction in the share of business ceded to quota share reinsurers.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the six months ended June 30, 2002 and 2001, respectively:

(%)                                      Six Months Ended June 30,
                                   ----------------------------------------
                                      2002                          2001
                                      ----                          ----
Loss and loss expense ratio           34.4                          63.2
Expense ratio                         29.5                          40.2
                                      ----                          ----
Combined ratio                        63.9                         103.4
                                      ====                         =====

         The loss and loss expense ratio of 34.4% for the first six months of 2002 reflected reduced loss activity and no significant catastrophes, while the first six months of 2001 was impacted by the sinking of the Petrobras Oil Rig and Tropical Storm Allison.

         During the first six months of 2002, we experienced adverse development of $14.8 million net for prior-year loss and loss expenses mainly due to loss development on our discontinued casualty reinsurance operations. The loss ratio for the comparable period of 2001 was affected by adverse development of $7.1 million net largely due to casualty, marine and risk excess loss development.

         The expense ratio declined to 29.5% in the first six months of 2002 compared to 40.2% during the comparable year earlier period primarily as a result of an increase in earned premium and reduced operating expenses associated with operations for Exited Lines.

         Other operating expenses decreased to $15.1 million for the six months ended June 30, 2002 from $16.4 million for the comparable prior year period. The decrease primarily relates to the expense savings associated with the termination of our direct underwriting and PXRE Lloyd's operations.

         During the first six months of 2002, interest expense decreased to $1.5 million compared to $2.7 million in the corresponding period of 2001. The decrease in interest expense primarily relates to repayment of $20.0 million under PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources") since December 31, 2001, reducing the outstanding amount from $55 million on December 31, 2001 to $35 million on June 30, 2002. The fixed interest rate on the $30.0 million portion of the borrowing under PXRE Delaware's Credit Agreement was 7.34% while the variable interest rate on the remaining $5.0 million outstanding under this facility was 3.48% during the first six months of 2002. The Company incurred minority interest expense amounting to $4.4 million related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities (SM) ("TRUPS") (as described below under "Liquidity and Capital Resources") during both six month periods ending June 30, 2002 and 2001.

         Net investment income for the six months ended June 30, 2002 declined 31% to $12.5 million from $18.1 million for the comparable period in 2001. This decline was due to generally lower yield, and lower returns on hedge funds. These decreases were offset, in part, by a special distribution by one of our alternative investments resulting in income of $3.0 million, $1.5 million in interest related to the judgment entered in our favor in our lawsuit against Terra Nova and the impact of our previously mentioned capital infusion. Hedge funds for the first half of 2002 produced an annualized return of 6.3% compared with an annualized return of 11.6% in the prior year period. Net realized investment gains for the first half of 2002 were $1.0 million compared to gains of $0.8 million in the first six months of 2001, resulting principally from the repurchase of $4.2 million of TRUPS (sm).

         Investment income was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide an investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $25.9 million as of June 30, 2002, for which we have recognized $0.8 million of investment income for the first six months of 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $130.0 million due to reinsurers as of June 30, 2002, for which we recognized a charge to investment income of $1.4 million during the first six months of 2002, representing the difference between the stated investment return under the contracts and the overall yield achieved on our total investment portfolio for such six month period. The weighted average contractual investment return on the funds held by PXRE is 7.8% and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be 7 years on a weighted average basis.

         PXRE recognized a tax expense of $8.2 million in the first six months of 2002 compared to an expense of $1.7 million in the prior-year period. The tax expense for the first six months of 2002 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, as well as tax exempt income and the dividends received deduction.

Update on Critical Accounting Policies

         The Company's Annual Report on Form 10-K for the year ended December 31, 2001 discloses certain risks and uncertainties relating to critical accounting policies (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks and Uncertainties Relating to Critical Accounting Policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). This included disclosure concerning our estimation of losses and loss expense, the assumptions used in making such estimation and the various factors that contribute to uncertainty in those estimates.

         In this regard, we noted as a catastrophe reinsurer, our estimations of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses such as casualty risks. In addition, with respect to insured events which occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and stockholders' equity.

         In reserving for non-catastrophe losses from recent years, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business but sometimes by contract. We consider historical loss ratios for each line of business and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. We also utilize information provided by our clients when we reserve heterogeneous lines by selecting expected loss ratios based upon loss ratio projections from pricing analyses. As experience emerges, we revise our prior beliefs concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

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

         During the second quarter of 2002, we experienced adverse development of $10.5 million net for prior-year loss and loss expenses, $8.1 million of which was due to loss development in our Exited Lines segment. This adverse development was primarily caused by larger than expected reported claims under our direct casualty reinsurance contracts. Our current estimate of loss and loss expense liabilities for our Exited Lines segment is $94.0 million, which represents our best estimate from a range of estimates provided by alternative actuarial assumptions and methods. The low and high end of a range of reasonable loss reserves for our Exited Lines is $7.7 million below and $9.4 million above our current loss and loss expense estimate.

FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with our indebtedness discussed below. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2002, without regulatory approval, is $33.2 million. During the first six months of 2002, $15.6 million in dividends were paid by PXRE Reinsurance.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which requires PXRE Bermuda to maintain certain measures of solvency and liquidity. As at June 30, 2002, the statutory capital and surplus of PXRE Bermuda was estimated to be $64.1 million and the amount required to be maintained was estimated to be $8.3 million.

         Under Barbados law, PXRE Barbados may only pay a dividend out of the realized profits of the company. PXRE Barbados may not pay a dividend unless (a) it is able to pay its liabilities as they become due after payment of the dividend, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and (c) the stated capital accounts are maintained in respect of all classes of shares.

         On April 4, 2002, the Company raised $150 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). The Preferred Share Investment occurred pursuant to a Share Purchase Agreement, dated as of December 10, 2001, between the Company and Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P. (together with Capital Z Financial Services Fund II, L.P., "Capital Z"), Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. (together with Reservoir Capital Master Fund, L.P., "Reservoir") and Richard E. Rainwater ("Rainwater") (each of Capital Z, Reservoir and Rainwater, a "Purchaser", and together, the "Purchasers"). The Preferred Share Investment involved the issuance of 7,500 shares of Series A Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series A1 (A1 Preferred Shares) and 2,500 shares allocated to sub-series A2 (A2 Preferred Shares); the purchase of 5,000 shares of Series B Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 (B1 Preferred Shares) and 1,666.667 shares allocated to Series B2 (B2 Preferred Shares); and 2,500 shares of Series C Preferred Shares, allocated to two sub-series of shares, 1,666.667 shares allocated to Series C1 (C1 Preferred Shares) and
833.333 shares allocated to Series C2 (C2 Preferred Shares). The Company's common shareholders approved the transaction on February 12, 2002.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with First Union National Bank ("First Union") as Agent and as a Lender, pursuant to which First Union agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, First Union syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with First Union, the "Lenders"). As at March 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On each of March 31, 2000, 2001, 2002 and April 4, 2002 PXRE Delaware fulfilled its commitment and made principal payments of $10 million, reducing the outstanding loan to $35 million, at June 30, 2002.

         The Preferred Share Investment would have triggered an event of default under the Credit Agreement if the transaction were consummated without the consent of the Lenders. As a condition to the Lenders' consent to the Preferred Share Investment, the Credit Agreement was amended pursuant to the Restated Second Amendment to the First Amended and Restated Credit Agreement, dated April 4, 2002, between PXRE Delaware and the Lenders (the "Second Amendment" and together with the Credit Agreement, as amended by the Second Amendment, the "Amended Credit Agreement"). The Second Amendment was effective upon the closing of the Preferred Share Investment on April 4, 2002.

         In connection with the Credit Agreement, PXRE Delaware and First Union entered into a cash flow hedge interest rate swap which has the intended effect of converting the $30.0 million borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 7.34%. The remaining $5 million outstanding on June 30, 2002, after paying down $10 million on each of April 4, 2002, March 31, 2002, March 31, 2001 and March 31, 2000, incurred an interest rate of 4.0% at June 30, 2002. Commitments under the Credit Agreement terminate on March 31, 2004 and are subject to annual reductions and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2004. Under the Second Amendment to the First Amendment and Restated Credit Agreement, the reduction of the outstanding commitments under the Credit Agreement has been accelerated. As amended, the outstanding commitment was reduced by $10 million on April 4, 2002 and an additional reduction of $5 million was made on July 1, 2002. The remaining commitment will be reduced by $20 million on March 31, 2003 and by $10 million on March 31, 2004. In addition, commencing on June 30, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. Effective April 4, 2002, the variable interest rate under the Amended Credit Agreement was increased by 100 basis points.

         The Amended Credit Agreement contains covenants that, among other things, limit the ability of the Company and its subsidiaries and affiliates to undertake certain activities and require compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. Under the Amended Credit Agreement, the definition of Fixed Charge Coverage Ratio has been amended to provide credit for the capital infusion resulting from the Preferred Share Investment and the Fixed Charge Coverage Ratio is reduced from 1.5 to 1, to 1.25 to 1 at March 31, 2002 and June 30, 2002 and 1.3 to 1 at September 30, 2002 and December 31, 2002.

         As of June 30, 2002, PXRE Reinsurance held an investment the value of which exceeded the applicable limit under the Credit Agreement, which absent a waiver, would have resulted in an Event of Default under the Credit Agreement. In the Second Amendment, the Lenders agreed to waive this violation until May 1, 2002 in order to allow PXRE Reinsurance an opportunity to cure this violation. This limited waiver was extended on May 6, 2002 through to September 30, 2002 at which time we expected to be in compliance with the terms of the Credit Agreement.

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100 million principal amount of its 8.85% TRUPS (SM) due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the six months ended June 30, 2002 and 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $4.4 million.

         Our TRUPS have periodically traded at attractive prices. If such an opportunity arises in the future, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPS and hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption as our current intention is to hold the security in the operating company until maturity. During the first six months of 2002, we purchased TRUPS in the principal amount of $4.2 million, which are being held in our investment portfolio. As a result of these purchases, we realized a $1.2 million gain during such six month period. For GAAP purposes, the investment is eliminated against the outstanding TRUPS balance in consolidation.

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


Investments

         As of June 30, 2002, our investment portfolio, at fair value, consisted of 82% in bonds and short-term investments with fixed maturities, 16% in hedge funds and 2% in other investments.

         The following table summarizes our investments at June 30, 2002 and 2001 at fair value:

                                                                       Analysis of Investments
                                                                       -----------------------
                                                                 June 2002                    June 2001
                                                                 ---------                    ---------
                                                             Amount      Percent        Amount       Percent
                                                             ------      -------        ------       -------
                                                              (in thousands, except percentages)
Long-term fixed maturity securities:
    U.S. treasury securities                                 $49,595       7.0           $11,505       2.3
    Foreign denominated trading securities                    20,110       2.9                 0       0.0
    Foreign government securities                              5,252       0.7             5,151       1.0
    U.S. government sponsored agency and agency
      mortgage-backed securities                             119,772      17.0            93,449      18.2
    Other mortgage and asset-backed securities                74,357      10.5            70,216      13.7
    Municipal securities                                      53,774       7.6            46,694       9.1
    Corporate securities                                     155,789      22.1            55,488      10.8
                                                            --------     ------         --------     ------
Total long-term fixed maturity securities                    478,649      67.8           282,503      55.1
Short-term fixed maturity securities                         101,122      14.3            73,416      14.3
                                                            --------     ------         --------     ------
Total fixed maturity securities                              579,771      82.1           355,919      69.4
Hedge funds                                                  111,806      15.8           124,783      24.4
Other investments                                             14,083       2.0            26,696       5.2
Equity securities                                                252       0.1             4,732       1.0
                                                            --------     ------         --------     ------
Total investment portfolio                                  $705,912     100.0%         $512,130     100.0%
                                                            ========     ======         ========     ======

         At June 30, 2002, 97% of the fair value of our fixed maturity portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 25% of fixed maturities based on fair value at June 30, 2002. The average yield on our fixed maturity portfolio at June 30, 2002 and 2001, was 4.2% and 6.1%, respectively.

         In April 2002, the $140.9 million Preferred Share Investment net proceeds were received, with $10 million repaid under the Amended Credit Agreement, and the remainder was primarily invested in our fixed maturity portfolio.

         Long-term fixed maturity and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. At June 30, 2002, an after-tax unrealized gain of $4.9 million (gain of 23 cents per share), after considering convertible preferred shares, was included in stockholders' equity.

         Short-term fixed maturities are carried at amortized cost, which approximates fair value. Our short-term fixed maturities, principally term deposits, short-term agencies and short-term treasuries were $101.1 million at June 30, 2002, compared to $73.4 million at June 30, 2001. The proportion of the investment portfolio invested in short-term fixed maturities was increased in preparation for paying claims related to the September 11th terrorist attacks.

         A principal component of our investment strategy is investing a significant portion of our invested assets in a diversified portfolio of hedge funds. At June 30, 2002, total hedge fund investments amounted to $111.8 million, representing 15.8% of the June 30, 2002 total investment portfolio. For the six months ended June 30, 2002, our hedge funds yielded an annualized 6.3% as compared to 11.6% in the six months ended June 30, 2001. As at June 30, 2002, hedge fund investments with fair values ranging from $1.9 to $17.4 million were administered by nineteen managers.

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

         Through our hedge fund managers, we may invest or trade in any securities or instruments including, but not limited to, U.S. and non-U.S. equities and equity-related instruments, currencies, commodities and fixed-income and other debt-related instruments and derivative instruments. Hedge fund managers may use both over-the-counter and exchange traded instruments (including derivative instruments such as swaps, futures and forward agreements), trade on margin and engage in short sales. Substantially all strategies hedge fund managers are expected to employ leverage, to varying degrees, which magnifies both the potential for gain and the exposure to loss, which may be substantial. Leverage may be obtained through margin arrangements, as well as repurchase, reverse repurchase, securities lending and other techniques. Trades may be on or off exchanges and may be in thinly traded securities or instruments, which creates the risk that attempted purchases or sales may adversely affect the price of a particular investment or its liquidation and may increase the difficulty of valuing particular positions.

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

         As at June 30, 2002, our investment portfolio also included $14.1 million of mezzanine bond and equity limited partnership investments at fair values, with values ranging from $0.5 million to $7.3 million and remaining aggregate cash call commitments in respect of such investments of $1.9 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for the six months ended June 30, 2002, included $5.4 million attributable to hedge funds and other limited partnership investments.

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

         Net cash flow provided by operations was $13.2 million in the second quarter of 2002 compared to $23.6 million provided by operations in the second quarter of 2001 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has placed on deposit $48.6 million par value of US Treasury and municipal securities as collateral for Lloyd's. In July 2002, $13 million par value of these securities was released. Cash and invested assets held by PXRE Lloyd's Syndicate 1224 amounting to $15.2 million at June 30, 2002, are restricted from being paid as a dividend through June 2003.

         Other commitments and pledged assets include (a) letters of credit amounting to $14.8 million which are secured by securities amounting to $15.4 million, (b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a par value of $30.8 million deposited in a trust for the benefit of a cedent in connection with a finite reinsurance transaction, (d) funding commitments to certain limited partnerships of $1.9 million, (e) a commitment to lend up to $7 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, and (f) commitments under the credit agreement discussed above.

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

         Dividends declared to common shareholders in the second quarter of 2002 and 2001 were $0.7 million. The expected annual dividend based on common shares outstanding at June 30, 2002 is approximately $2.9 million.

         Book value per common share, on a fully converted basis, was $19.48 at June 30, 2002.

         All amounts classified as reinsurance recoverable at June 30, 2002 are considered by our management to be collectible in all material respects.


Certain Transactions

         PXRE Reinsurance is a party to a retrocessional agreement (as amended from time to time, the "Select Re Quota Share Agreement") with Select Reinsurance Ltd. ("Select Re"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2001, the proportional share of our non-casualty business ceded to Select Re under that agreement was 16.5%. This proportional share has been reduced to 8.0% for 2002. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity. In return, Select Re is obligated to pay us a management fee based on the gross premiums ceded to them under these quota share agreements. During the first six months of 2002, we ceded reinsurance premiums of $24.5 million to Select Re and earned management fees and ceding commissions of $3.0 million.

         As of June 30, 2002, net assets of $96.9 million were due in the aggregate from Select Re, of which $83.7 million was fully secured by way of reinsurance trusts, or funds withheld by us. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of March 31, 2002, it had shareholders' equity of approximately $177 million and is privately owned by approximately 120 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we had designated Gerald L. Radke, our Chairman and Chief Executive Officer, to serve on Select Re's board of directors. In addition, Jeffrey L. Radke, our President and Chief Operating Officer, also sits on Select Re's board. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select Re and had been appointed to Select Re's board while he served in that capacity. Mr. Gerald Radke resigned from Select Re's board in March 2002 and Mr. Jeffrey Radke is now acting as our designee on their board of directors. Neither individual received any remuneration for serving on Select Re's board.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at June 30, 2002 and the changes in exposure since December 31, 2001. Interest rate and credit risk remain the principal market risks we are exposed to. The additional risks associated with our hedge fund investments are described earlier.

         The composition of our fixed maturity portfolio did not materially change during the second quarter of 2002, other than the increase from the proceeds of the Preferred Share Issuance. There was no material change in our exposure to market risks or our risk management strategy during the second quarter. The fair value of our hedge fund investments increased by $25.8 million, following the reinvestment of the hedge fund sale proceeds from the first quarter, returning their value to near the December 31, 2001 year end position.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.25 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova Insurance Company Limited ("Terra Nova"). PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova had denied coverage, contending that its Managing General Agent had no authority to issue these policies.

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.25 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.75 million is included in Other Assets. Terra Nova is expected to appeal the verdict, but management has concluded that it is realizable and that no valuation allowance is necessary.


Item 2.       Changes in Securities and Use of Proceeds.

         During the quarter ended June 30, 2002, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

(a) Securities sold. On April 4, 2002, the Company issued 15,000 Convertible Voting Preferred Shares consisting of:

         i. 7,500 shares of Series A Convertible Voting Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series Al and 2,500 shares allocated to sub-series A2;

         ii. 5,000 shares of Series B Convertible Voting Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 and 1,666.667 shares allocated to Series B2; and

         iii. 2,500 shares of Series C Convertible Voting Preferred Shares, allocated to two sub-series of shares. 1,666.667 shares allocated to Series Cl and 833.333 shares allocated to Series C2.

(b) Underwriters and other purchasers. No underwriter participated. The Convertible Voting Preferred Shares were sold to the following purchasers: Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P., Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., R.E.R. Reinsurance Holdings, L.P. and Robert Stavis.

(c) Consideration. The Convertible Voting Preferred Shares were sold at a purchase price of $10,000 per share.

(d) Exemption from registration claimed. Exemption from registration under the Act was claimed based upon Section 4(2) of the Act as a sale by an issuer not involving a public offering.

(e) Terms of conversion and exercise. The description of the terms of the Preferred Shares contained in Part II, Item 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

(f) Use of proceeds. Net proceeds of $140.9 were realized as a result of the issuance of the Preferred Shares. $10 million of the proceeds were used to reduce the principal outstanding under the Company's Amended Credit Agreement. The remainder was primarily contributed to the Company's reinsurance subsidiaries to support underwriting operations.


Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

At the Company's Annual General Meeting of Shareholders held on May 30, 2002, the Company's shareholders approved the following:

         (i) The election of three Class I directors to serve until the 2005 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

              Nominee                Votes For       Votes Withheld
         Gerald L. Radke            10,792,289          219,927
         Wendy Luscombe             10,792,289          219,927
         Franklin D. Haftl          10,792,289          219,927

         (ii) The appointment of KPMG as PXRE's independent auditors for the fiscal year ending December 31, 2002, and referral to the Board of the determination of their remuneration by the vote of 19,140,751 votes for, 40,700 votes against;

         (iii) The adoption of the PXRE 2002 Officer Incentive Plan (the "2002 Officer Incentive Plan") under which 1,000,000 of our Common Shares will be reserved for issuance pursuant to grants of restricted stock or upon the exercise of options granted under the 2002 Officer Incentive Plan by the vote of 11,259,298 votes for, 2,929,319 votes against; and

         (iv) The adoption of an amendment to the PXRE Employee Stock Purchase Plan to increase the number of shares of Common Shares authorized thereunder by 100,000 by the vote of 12,699,747 votes for, 1,498,470 against.



Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

  a.          Exhibits
              NEAM Investment Management Agreement, dated April 8, 2002, between GENERAL RE- NEW ENGLAND ASSET MANAGENT, INC. ("NEAM"), and PXRE REINSURANCE COMPANY; Investment Management Agreement, dated April 8, 2002, between NEAM and PXRE GROUP LTD; Investment Management Agreement, dated April 8, 2002, between NEAM and PXRE REINSURANCE LTD.

              99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

  b.          Current Reports on Form 8-K

              Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 8, 2002, April 15, 2002 and June 12, 2002.


                                 EXHIBIT INDEX
                                 -------------

Exhibit Number     Description
--------------     -----------
    10.1           NEAM Investment Management Agreement, dated April 8, 2002, between GENERAL RE-NEW ENGLAND ASSET MANAGEMENT, INC.
                   ("NEAM") and PXRE REINSURANCE COMPANY; Investment Management
                   Agreement, dated April 8, 2002, between NEAM and PXRE GROUP
                   LTD; Investment Management Agreement, dated April 8, 2002, between NEAM and PXRE REINSURANCE LTD.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PXRE GROUP LTD.


August 8, 2002                              By: \s\ James F. Dore
                                            --------------------------------
                                            James F. Dore
                                            Executive Vice President
                                            and Chief Financial Officer