Form 10-Q
period 2002-09-30
PXRE GROUP LTD
filed 2002-11-12
CIK 1091748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

[ X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended           September 30, 2002
                                          -----------------------------------

                                       OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          -----------------   ----------------

                         Commission File Number 1-15259

                                 PXRE GROUP LTD.
             (Exact name of registrant as specified in its charter)

             Bermuda                                  98-0214719
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

     Swan Building                                P.O. Box HM 1282
     26 Victoria Street                           Hamilton HM FX
     Hamilton HM 12                               Bermuda
     Bermuda
     (Address, including zip code,
     of principal executive offices)              (Mailing address)

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

         As of November 6, 2002 12,030,562 common shares, $1.00 par value per share, of the Registrant were outstanding.

================================================================================

                                 PXRE GROUP LTD.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001    3


Consolidated Statements of Income and Comprehensive Income
          for the three and nine months ended September 30, 2002 and 2001     4


Consolidated Statements of Stockholders' Equity for the three
          and nine months ended September 30, 2002 and 2001                   5


Consolidated Statements of Cash Flows for the three and
          nine months ended September 30, 2002 and 2001                       6


Notes to Consolidated Financial Statements                                    7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         36

Item 4.   Controls and Procedures                                             36

PART II.  OTHER INFORMATION                                                   37

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

PXRE                Consolidated Balance Sheets
Group Ltd.          (Dollars in thousands, except par value per share)
--------------------------------------------------------------------------------

                                                                                                    September 30,     December 31,
                                                                                                        2002             2001
                                                                                                        ----             ----
                                                                                                    (Unaudited)
Assets             Investments:
                   Available for sale:
                     Fixed maturities, available-for-sale, at fair value (amortized
                       cost $458,701 and $218,635, respectively)                                    $   475,011       $   219,482
                     Equity securities, at fair value (cost $252 and $650, respectively)                    252               650
                   Short-term investments
                      Hedge funds                                                                        17,470            16,737
                      Non-hedge funds                                                                   118,788           153,503
                   Trading securities, at fair value
                      Hedge funds (cost $0 and $20,250, respectively)                                      --              25,764
                      Non-hedge funds (cost $19,499 and $0, respectively)                                20,792              --
                   Limited partnerships, at equity
                      Hedge funds (cost $65,142 and $48,760, respectively)                               91,214            73,068
                      Non-hedge funds (cost $8,993 and $16,430, respectively)                            13,875            19,141
                                                                                                    -----------       -----------
                         Total investments                                                              737,402           508,345
                   Cash                                                                                  15,016            22,888
                   Accrued investment income                                                              5,352             4,149
                   Receivables:
                     Unreported premiums                                                                 69,360            82,455
                     Balances due from intermediaries and brokers, net                                   16,232            11,148
                     Other receivables                                                                   43,428            20,176
                   Reinsurance recoverable                                                              246,397           262,115
                   Ceded unearned premiums                                                               52,145            18,163
                   Deferred acquisition costs                                                            12,820             7,312
                   Current income tax asset                                                              11,345             4,081
                   Deferred tax asset                                                                         -            21,037
                   Other assets                                                                          46,077            44,069
                                                                                                    -----------       -----------
                         Total assets                                                               $ 1,255,574       $ 1,005,938
                                                                                                    ===========       ===========

Liabilities        Losses and loss expenses                                                         $   436,896       $   453,705
                   Unearned premiums                                                                     90,814            46,335
                   Debt payable                                                                          30,000            55,000
                   Reinsurance balances payable                                                         100,095            78,178
                   Deferred tax liability                                                                 1,433              --
                   Other liabilities                                                                     60,501            33,410
                                                                                                    -----------       -----------
                         Total liabilities                                                              719,739           666,628
                                                                                                    -----------       -----------

                   Minority interest in consolidated subsidiary:
                       Company-obligated mandatorily redeemable capital trust
                        pass-through securities of subsidiary trust holding solely a
                        company-guaranteed related subordinated debt                                     95,334            99,530
                                                                                                    -----------       -----------

Stockholders'      Serial convertible preferred stock, $1.00 par value, $10,000 stated
Equity                  value -- 10 million shares authorized, 0.02 million and 0 shares
                        issued and outstanding, respectively                                            155,958              --
                   Common stock, $1.00 par value -- 50 million shares
                        authorized, 12.0 million and 11.9 million shares
                        issued and outstanding, respectively                                             12,031            11,873
                   Additional paid-in capital                                                           168,932           175,405
                   Accumulated other comprehensive income (loss) net of deferred income
                      tax (expense) benefit of $(4,554) and $37, respectively                            10,188              (299)
                   Retained earnings                                                                     95,644            55,473
                   Restricted stock at cost (0.2 million and 0.2 million shares, respectively)           (2,252)           (2,672)
                                                                                                    -----------       -----------
                         Total stockholders' equity                                                     440,501           239,780
                                                                                                    -----------       -----------
                         Total liabilities and stockholders' equity                                 $ 1,255,574       $ 1,005,938
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

PXRE                Consolidated Statements of Income and Comprehensive Income
Group Ltd.          (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended      Nine Months Ended
                                                                                         September 30,           September 30,
                                                                                       2002        2001        2002        2001
                                                                                       ----        ----        ----        ----
                                                                                                     (Unaudited)
Revenues           Net premiums earned                                              $  75,741   $  17,543   $ 180,661   $ 108,809
                   Net investment income                                                5,011       5,767      17,543      23,888
                   Net realized investment gains                                        4,782       3,426       5,785       4,241
                   Management fees                                                        928       2,335       2,766       5,069
                                                                                    ---------   ---------   ---------   ---------
                                                                                       86,462      29,071     206,755     142,007
                                                                                    ---------   ---------   ---------   ---------

Losses and         Losses and loss expenses incurred                                   48,264      64,134      84,350     121,774
Expenses           Commissions and brokerage                                           13,489      (3,958)     31,208      19,073
                   Other operating expenses                                             6,696       7,005      21,790      23,389
                   Interest expense                                                       698         855       2,197       3,593
                   Minority interest in consolidated subsidiary                         2,127       2,219       6,550       6,658
                                                                                    ---------   ---------   ---------   ---------
                                                                                       71,274      70,255     146,095     174,487
                                                                                    ---------   ---------   ---------   ---------

                   Income (loss) before income taxes, cumulative
                    effect of accounting change and preferred stock dividends          15,188     (41,184)     60,660     (32,480)
                   Income tax provision (benefit)                                       4,179      (7,338)     12,375      (5,852)
                                                                                    ---------   ---------   ---------   ---------

                   Income (loss) before cumulative effect of
                    accounting change and preferred stock dividends                    11,009     (33,846)     48,285     (26,628)
                   Cumulative effect of accounting change, net of
                    $172 tax expense                                                     --          --          --           319
                                                                                    ---------   ---------   ---------   ---------

                   Net income (loss) before preferred stock dividends               $  11,009   $ (33,846)  $  48,285   $ (26,309)
                   Preferred stock dividends                                            3,058           0       5,958           0
                                                                                    ---------   ---------   ---------   ---------
                   Net income (loss) available to common stockholders               $   7,951   $ (33,846)  $  42,327   $ (26,309)
                                                                                    =========   =========   =========   =========


Comprehensive      Net unrealized appreciation on investments                           6,262       2,192      10,771       2,206
Income, Net        Net unrealized depreciation on cash flow hedge                        (346)       (864)       (284)       (864)
of Tax                                                                              ---------   ---------   ---------   ---------
                   Comprehensive income (loss)                                      $  16,925   $ (32,518)  $  58,772   $ (24,967)
                                                                                    =========   =========   =========   =========


Per Share          Basic:
                        Net income (loss) before cumulative effect of
                          accounting change and preferred stock dividends           $    0.93   $   (2.94)  $    4.10   $   (2.31)
                        Cumulative effect of accounting change                           0.00        0.00        0.00        0.03
                        Preferred stock dividends                                       (0.26)       0.00       (0.51)       0.00
                                                                                    ---------   ---------   ---------   ---------
                        Net income (loss) available to common stockholders          $    0.67   $   (2.94)  $    3.59   $   (2.28)
                                                                                    =========   =========   =========   =========
                        Average shares outstanding (000's)                             11,817      11,501      11,778      11,504
                                                                                    =========   =========   =========   =========


                   Diluted:
                        Net income (loss) before cumulative effect of
                          accounting change                                         $    0.50   $   (2.94)  $    2.59   $   (2.31)
                        Cumulative effect of accounting change                           0.00        0.00        0.00        0.03
                                                                                    ---------   ---------   ---------   ---------
                        Net income (loss)                                           $    0.50   $   (2.94)  $    2.59   $   (2.28)
                                                                                    =========   =========   =========   =========
                        Average shares outstanding (000's)                             22,137      11,501      18,630      11,504
                                                                                    =========   =========   =========   =========

        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Stockholders' Equity
Group Ltd.          (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                       2002            2001            2002            2001
                                                                       ----            ----            ----            ----
                                                                                           (Unaudited)
Preferred Stock    Balance at beginning of period                   $ 152,900       $    --         $    --         $    --
                   Issuance of shares, net                               --              --           150,000            --
                   Dividends to preferred stockholders                  3,058            --             5,958            --
                                                                    ---------       ---------       ---------       ---------
                       Balance at end of period                     $ 155,958       $    --         $ 155,958       $    --
                                                                    =========       =========       =========       =========

Common Stock       Balance at beginning of period                   $  11,966       $  11,903       $  11,873       $  11,820
                   Issuance of shares, net                                 65              25             158             108
                                                                    ---------       ---------       ---------       ---------
                       Balance at end of period                     $  12,031       $  11,928       $  12,031       $  11,928
                                                                    =========       =========       =========       =========

Additional         Balance at beginning of period                   $ 168,034       $ 176,631       $ 175,405       $ 175,014
Paid-in Capital    Issuance of shares                                     916             274          (6,420)          3,195
                   Other                                                  (18)            (18)            (53)         (1,322)
                                                                    ---------       ---------       ---------       ---------
                       Balance at end of period                     $ 168,932       $ 176,887       $ 168,932       $ 176,887
                                                                    =========       =========       =========       =========

Accumulated        Balance at beginning of period                   $   4,272       $     (54)      $    (299)      $     (69)
Other              Change in unrealized gains                           6,262           2,191          10,771           2,206
Comprehensive      Change in cash flow hedge                             (346)           (864)           (284)           (864)
Income                                                              ---------       ---------       ---------       ---------
                       Balance at end of period                     $  10,188       $   1,273       $  10,188       $   1,273
                                                                    =========       =========       =========       =========

Retained           Balance at beginning of period                   $  88,414       $  82,409       $  55,473       $  76,301
Earnings           Net income (loss) before
                     preferred stock dividends                         11,009         (33,846)         48,285         (26,309)
                   Dividends to preferred stockholders                 (3,058)           --            (5,958)           --
                   Dividends to common stockholders                      (721)           (715)         (2,156)         (2,144)
                                                                    ---------       ---------       ---------       ---------
                       Balance at end of period                     $  95,644       $  47,848       $  95,644       $  47,848
                                                                    =========       =========       =========       =========

Restricted Stock   Balance at beginning of period                   $  (2,644)      $  (4,526)      $  (2,672)      $  (3,680)
                   Issuance of restricted stock                            (9)           --            (1,049)         (2,449)
                   Amortization of restricted stock                       401             523           1,469           1,880
                   Other                                                 --              --              --               246
                                                                    ---------       ---------       ---------       ---------
                       Balance at end of period                     $  (2,252)      $  (4,003)      $  (2,252)      $  (4,003)
                                                                    =========       =========       =========       =========

Total              Balance at beginning of period                   $ 422,942       $ 266,363       $ 239,780       $ 259,386
Stockholders'      Issuance of preferred shares                          --              --           150,000            --
Equity             Issuance of shares                                     981             299          (6,262)          3,303
                   Restricted stock, net                                  392             523             420            (569)
                   Unrealized appreciation on investments,
                     net of deferred income tax                         6,262           2,191          10,771           2,206
                   Unrealized depreciation on cash flow hedge,
                     net of deferred income tax                          (346)           (864)           (284)           (864)
                   Net income (loss) before preferred stock
                     dividends                                         11,009         (33,846)         48,285         (26,309)
                   Dividends to common stockholders                      (721)           (715)         (2,156)         (2,144)
                   Other                                                  (18)            (18)            (53)         (1,076)
                                                                    ---------       ---------       ---------       ---------
                       Balance at end of period                     $ 440,501       $ 233,933       $ 440,501       $ 233,933
                                                                    =========       =========       =========       =========

        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Cash Flows
Group Ltd.          (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended         Nine Months Ended
                                                                                   September 30,              September 30,
                                                                                  2002         2001         2002          2001
                                                                                  ----         ----         ----          ----
                                                                                                   (Unaudited)
Cash Flow          Net income (loss) before preferred stock dividends          $  11,009    $ (33,846)   $  48,285     $ (26,309)
from Operating     Adjustments to reconcile net income to net cash
Activities           provided by operating activities:
                       Losses and loss expenses                                   11,729      185,189      (16,809)      202,093
                       Unearned premiums                                          (8,932)       1,533       10,498         3,411
                       Deferred acquisition costs                                    904        1,568       (5,508)        1,369
                       Receivables                                                (9,331)      (6,660)     (16,150)      (30,382)
                       Reinsurance balances payable                                1,835       35,270       21,917        53,513
                       Reinsurance recoverable                                    16,128     (157,530)      15,717      (143,190)
                   Current income tax asset                                        2,135       (5,214)      (6,949)       (5,215)
                   Deferred tax asset                                              1,107         (532)      17,879        (2,584)
                   Equity in earnings of limited partnerships                       (671)        (653)      (6,077)       (6,888)
                   Other                                                          (1,783)     (28,762)      14,587       (14,838)
                                                                               ---------    ---------    ---------     ---------
                         Net cash provided (used) by operating activities         24,130       (9,637)      77,390        30,980
                                                                               ---------    ---------    ---------     ---------



Cash Flow          Cost of fixed maturity investments                           (102,767)     (37,670)    (347,880)     (160,301)
from Investing     Fixed maturity investments matured or disposed                100,245      110,785      111,958       233,159
Activities         Payable for securities                                        (10,590)     (10,011)       3,702            18
                   Cost of equity securities                                        --           (455)        --          (3,481)
                   Equity securities disposed                                       --          1,530          275        15,634
                   Net change in short-term investments                          (17,666)     (76,635)      34,716      (101,948)
                   Other invested assets and trading portfolio disposed           16,655       14,539       57,249        30,271
                   Other invested assets and trading portfolio purchased         (12,661)      (4,000)     (57,535)      (24,968)
                                                                               ---------    ---------    ---------     ---------
                         Net cash used by investing activities                   (26,784)      (1,917)    (197,515)      (11,616)
                                                                               ---------    ---------    ---------     ---------



Cash Flow          Proceeds from issuance of preferred stock                         (46)        --        140,892          --
from Financing     Proceeds from issuance of common stock                            880          299        2,073           915
Activities         Cash dividends paid to common stockholders                       (722)        (715)      (2,156)       (2,144)
                   Repayment of debt                                              (5,000)        --        (25,000)      (10,000)
                   Repurchase of minority interest in consolidated subsidiary       --           --         (2,967)         --
                   Cost of stock repurchased                                         (31)        --           (589)       (1,173)
                                                                               ---------    ---------    ---------     ---------
                          Net cash (used) provided by financing activities        (4,919)        (416)     112,253       (12,402)
                                                                               ---------    ---------    ---------     ---------


                   Net change in cash                                             (7,573)     (11,970)      (7,872)        6,962
                   Cash, beginning of period                                      22,589       37,941       22,888        19,009
                                                                               ---------    ---------    ---------     ---------
                   Cash, end of period                                         $  15,016    $  25,971    $  15,016     $  25,971
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

         The interim consolidated financial statements are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2001 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

PXRE
Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. The Company has adopted the new standard effective January 1, 2002. As a result, a gain of $1.2 million on the repurchase of $4.2 million of Minority Interest in Consolidated Subsidiary was classified with net realized investment gains during the first nine months of 2002.

         Certain amounts in 2001 were reclassified to be consistent with the 2002 presentation.


2. Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. The effects of such retrocessional coverage on premiums written and earned are as follows:

                                     Three Months Ended        Increase         Nine Months Ended      Increase
                                       September 30,          (Decrease)          September 30,       (Decrease)
                                -------------------------                -------------------------
                                   2002            2001          %          2002            2001            %
($000's)
Premiums written
    Gross premiums written      $ 120,734       $  97,092                $ 287,881       $ 223,622
    Ceded premiums written        (53,925)        (78,016)                 (96,688)       (111,402)
                                ---------       ---------                ---------       ---------
    Net premiums written        $  66,809       $  19,076       250      $ 191,193       $ 112,220       70
                                =========       =========                =========       =========

Premiums earned
    Gross premiums earned       $  99,667       $  92,794                $ 243,367       $ 219,582
    Ceded premiums earned         (23,926)        (75,251)                 (62,706)       (110,773)
                                ---------       ---------                ---------       ---------
    Net premiums earned         $  75,741       $  17,543       332      $ 180,661       $ 108,809       66
                                =========       =========                =========       =========

PXRE
Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

3. Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                                    Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                               -------------------------   ---------------------------

                                                                    2002          2001           2002           2001
                                                                   -------      --------       --------       --------
(000's, except per share data)

Net income available to common stockholders:
    Income (loss) before cumulative effect of accounting
      change and preferred dividends                               $11,009      $(33,846)      $ 48,285       $(26,628)
    Cumulative effect of accounting change                               0             0              0            319
    Preferred dividends                                             (3,058)            0         (5,958)             0
                                                                   -------      --------       --------       --------
    Net income (loss) available to common stockholders             $ 7,951      $(33,846)      $ 42,327       $(26,309)
                                                                   =======      ========       ========       ========
Weighted average shares of common stock outstanding:

Weighted average shares of common shares outstanding                11,817        11,501         11,778         11,504
    Equivalent shares of stock options                                 337           138            325            163
    Equivalent shares of restricted stock                              141           253            132            280
    Equivalent shares of convertible preferred stock                 9,842             0          6,395              0
                                                                   -------      --------       --------       --------
    Weighted average common equivalent shares (diluted)             22,137        11,892         18,630         11,947
                                                                   =======      ========       ========       ========
Per share amounts:
    Basic
    Income (loss) before cumulative effect of accounting
      change and preferred dividends                                 $0.93        $(2.94)         $4.10         $(2.31)
    Cumulative effect of accounting change                            0.00          0.00           0.00           0.03
    Preferred dividends                                              (0.26)         0.00          (0.51)          0.00
                                                                   -------      --------       --------       --------
    Net income (loss)                                                $0.67        $(2.94)         $3.59         $(2.28)
                                                                   =======      ========       ========       ========
    Diluted
    Income (loss) before cumulative effect of accounting
      change                                                         $0.50        $(2.94)         $2.59         $(2.31)
    Cumulative effect of accounting change                            0.00          0.00           0.00           0.03
                                                                   -------      --------       --------       --------
    Net income (loss)                                                $0.50        $(2.94)         $2.59         $(2.28)
                                                                   =======      ========       ========       ========

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

6. Stockholders' Equity

         On April 4, 2002, the Company raised $150 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). The Preferred Share Investment occurred pursuant to a Share Purchase Agreement, dated as of December 10, 2001, between the Company and Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. and Richard E. Rainwater. The capital infusion from the Preferred Share Investment is enabling PXRE to increase underwriting capacity and therefore maximize participation in the hardening reinsurance market following the September 11th terrorist attacks. On February 12, 2002, the stockholders approved the sale and issuance of three series of convertible preferred shares pursuant to the Share Purchase Agreement, including 7,500 Series A Convertible Preferred Shares, 5,000 Series B Convertible Preferred Shares, and 2,500 Series C Convertible Preferred Shares. These shares will accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon, payable on a quarterly basis. The stockholders also voted to approve the division of 20 million of PXRE's 50 million authorized common shares into three new classes of convertible common shares including 10 million Class A Convertible Voting Common Shares ("Class A Common Shares"), 6,666.667 Class B Convertible Voting Common Shares ("Class B Common Shares"), and 3,333.333 Class C Convertible Voting Common Shares ("Class C Common Shares"). Preferred shares will be convertible into convertible common shares at the option of the holder at any time equal to the original purchase cost plus accrued but unpaid dividends at a conversion price equal to $15.69 provided that such conversion price is subject to adjustment if the Company experiences adverse loss development in excess of a $7 million after-tax threshold. As of September 30, 2002, the Company has incurred $5.1 of net adverse development that accrues towards this threshold. Preferred shares mandatorily convert at the third anniversary of the issuance for two thirds of the shares issued, and the balance at the sixth anniversary. Preferred shares will vote on a fully converted basis on all matters other than the election of directors.

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

PXRE
Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


         The following tables summarize the net written and earned premium by PXRE's business segments:

Net Premiums Written
($000's)

                                Three Months Ended September 30,                   Nine Months Ended September 30,
                                 2002                      2001                    2002                   2001
                         ----------------------- ------------------------ ----------------------- ---------------------
                          Amount      Percent      Amount       Percent     Amount      Percent     Amount      Percent
                          ------      -------      ------       -------     ------      -------     ------      -------
Catastrophe and Risk
 Excess
   North American          $ 17,050                $ 11,806                $ 39,080                  $ 22,378
   International             51,110                  37,069                 126,714                    77,271
   Excess of loss
     cessions               (18,730)                (52,868)                (29,634)                  (62,513)
                           --------                --------                --------                  --------
                             49,430      74%         (3,993)      (21)%     136,160        71%         37,136      33%
                           --------                --------                --------                  --------
 Finite Business
   North American            12,754                   3,090                  42,446                    26,086
   International                  0                       0                       0                         0
                           --------                --------                --------                  --------
                             12,754      19           3,090        16        42,446        22          26,086      23
                           --------                --------                --------                  --------
 Other Lines
   North American             3,214                   3,618                   6,014                     5,406
   International                  4                     365                      45                       361
                           --------                --------                --------                  --------
                              3,218       5           3,983        21         6,059         3           5,767       5
                           --------                --------                --------                  --------
 Exited Lines
   North American              (224)                  9,252                   8,090                    23,875
   International              1,631                   6,744                  (1,562)                   19,356
                           --------                --------                --------                  --------
                              1,407       2          15,996        84         6,528         4          43,231      39
                           --------     ---        --------       ---      --------       ---        --------     ---
 Total                     $ 66,809     100%       $ 19,076       100%     $191,193       100%       $112,220     100%
                           ========     ===        ========       ===      ========       ===        ========     ===

PXRE
Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


Net Premiums Earned
($000's)

                               Three Months Ended September 30,                   Nine Months Ended September 30,
                                2002                     2001                    2002                    2001
                        ----------------------- ------------------------ ------------------------ -------------------
                         Amount      Percent      Amount       Percent     Amount      Percent     Amount     Percent
                         ------      -------      ------       -------     ------      -------     ------     -------
Catastrophe and Risk
  Excess
  North American        $ 14,639                $ 10,186                   $ 35,951               $ 21,075
  International           39,999                  33,903                    104,896                 72,743
  Excess of loss
    cessions              (6,774)                (51,018)                   (17,677)               (60,633)
                        --------                --------                   --------               --------
                          47,864        63%       (6,929)        (40)%      123,170      68%        33,185       31%
                        --------                --------                   --------               --------
Finite Business
  North American          18,024                   3,321                     26,338                 27,461
  International                0                       0                          0                      0
                        --------                --------                   --------               --------
                          18,024        24         3,321          19         26,338      15         27,461       25
                        --------                --------                   --------               --------
Other Lines
  North American           2,031                   1,132                      5,756                  2,669
  International                4                     383                        106                    427
                        --------                --------                   --------               --------
                           2,035         3         1,515           9          5,862       3          3,096        3
                        --------                --------                   --------               --------
Exited Lines
  North American           5,419                   9,256                     17,471                 21,113
  International            2,399                  10,380                      7,820                 23,954
                        --------                --------                   --------               --------
                           7,818        10        19,636         112         25,291      14         45,067       41
                        --------       ---      --------         ---       --------     ---       --------      ---
Total                   $ 75,741       100%     $ 17,543         100%      $180,661     100%      $108,809      100%
                        ========       ===      ========         ===       ========     ===       ========      ===

PXRE
Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


         The following table summarizes the underwriting profit (loss) by segment:

Underwriting Operations
($000's)

                                     Three Months Ended September 30,                   Nine Months Ended September 30,
                                    2002                  2001                       2002                    2001
                            -------------------   -----------------------     -------------------     -------------------
                            Amount      Percent   Amount         Percent      Amount      Percent     Amount      Percent
                            ------      -------   ------         -------      ------      -------     ------      -------
Catastrophe and Risk
  Excess
  North American            $9,810                 $(38,234)                 $31,944                 $(37,197)
  International             14,790                  (48,627)                  56,358                  (28,490)
  Excess of loss
    cessions                (4,652)                  49,509                   (9,055)                  39,671
                           -------                 --------                  -------                 --------
                            19,948         139%     (37,352)       97%        79,247        117%      (26,016)       96%
                           -------                 --------                  -------                 --------

Finite Business
  North American               469                        5                    2,635                    1,791
  International                  0                        0                        0                        0
                           -------                 --------                  -------                 --------
                               469          3             5        0           2,635         4          1,791        (7)
                           -------                 --------                  -------                 --------

Other Lines
  North American                70                     (751)                   2,329                      383
  International               (123)                     288                      119                    (768)
                           -------                 --------                  -------                 --------
                               (53)         0         (463)        1           2,448         4          (385)        1
                           -------                 --------                  -------                 --------

Exited Lines
  North American            (5,247)                     235                  (14,043)                     801
  International               (803)                    (949)                  (2,538)                  (3,385)
                           -------                 --------                  -------                 --------
                            (6,050)        (42)        (714)        2        (16,581)       (25)       (2,584)       10
                           -------         ---     --------       ---        -------        ---      --------       ---

Total                      $14,314         100%    $(38,524)      100%       $67,749        100%     $(27,194)      100%
                           =======         ===     ========       ===        =======        ===      ========       ===

PXRE
Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


         The following table reconciles the underwriting operations for the operating segments to income before income taxes and cumulative effect of accounting change as reported in the consolidated statements of income and comprehensive income:

                                         Three Months                 Nine Months
                                      Ended September 30,          Ended September 30,
                                    ---------------------------------------------------
                                      2002         2001            2002          2001
                                      ----         ----            ----          ----

($000's)
Net underwriting profit (loss)      $14,314      $(38,524)       $67,749       $(27,194)
Net investment income                 5,011         5,767         17,543         23,888
Net realized investment gains         4,782         3,426          5,785          4,241
Interest expense                       (698)         (855)        (2,197)        (3,593)
Minority interest in
  consolidated subsidiary            (2,127)       (2,219)        (6,550)        (6,658)
Other operating expenses             (6,696)       (7,005)       (21,790)       (23,389)
Unrealized foreign exchange
  gains (losses)
  on losses incurred                    616        (1,673)           194            509
Other expense                           (14)         (101)           (74)          (284)
                                    -------      --------        -------       --------
Income (loss) before income
  taxes and cumulative effect of
  accounting change                 $15,188      $(41,184)       $60,660       $(32,480)
                                    =======      ========        =======       ========


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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.25 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.75 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that it is realizable and that no valuation allowance is necessary.

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

         The following is a discussion of the Company's results of operations for the three and nine months ended September 30, 2002 and 2001 and financial condition as of September 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties (including the discussion of Critical Accounting Policies) contained in the 10-K.

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

         We also provide our clients with finite reinsurance products. Finite reinsurance contracts are highly customized for each transaction. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients will share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than expected, our finite clients generally participate in this negative outcome to a certain extent. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us affect the profitability of the contract and the magnitude of any premium or commission adjustments.

Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend," "believe," "anticipate," or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

         (i) significant catastrophe losses or losses under other coverages, the timing and amount of which are difficult to predict;

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


Comparison of Third Quarter Results for 2002 with 2001

         For the quarter ended September 30, 2002, net income was $11.0 million versus a net loss of $33.8 million for the comparable period of 2001. The diluted net income per common share was $0.50 for the third quarter of 2002 compared to a diluted net loss per share of $2.94 for the third quarter of 2001, based on diluted average shares outstanding of approximately 22.1 million in the third quarter of 2002 and 11.5 million in the third quarter of 2001.

         Premiums, losses and commission and brokerage in the third quarter of 2001 were significantly affected by losses related to the terrorist attack on September 11, 2001. The following table more fully details the impact of the September 11th event on our underwriting results in the third quarter of 2001:

                                                           Results                            Results
                                                              as               WTC           Excluding
($000's)                                                   Reported           Event          WTC Event
--------                                                   --------           -----          ---------
Gross premiums written                                      $97,092           $30,030          $67,062
Net premiums written                                         19,076           (29,020)          48,096

Net premiums earned                                          17,543           (29,020)          46,563
Management fees                                               2,335               613            1,722

Net losses incurred                                          64,134            27,190           36,944
Commission and brokerage                                     (3,958)          (11,432)           7,474
                                                           --------          --------        ---------
Underwriting results before taxes                          $(40,298)         $(44,165)       $   3,867
                                                           ========          ========        =========


         Gross and net written premiums for the third quarter of 2002 and 2001 were as follows:


                                                              Three Months Ended September 30,
                                                          ------------- ------------- --------------
                                                                                        Increase
                                                             2002           2001       (Decrease)
                                                             ----           ----       ----------
                                                                   ($000's)                 %
Gross premiums written                                        $120,734       $97,092        24
Reinsurance premiums ceded                                      53,925        78,016       (31)
                                                              --------       -------
Net premiums written                                          $ 66,809       $19,076       250
                                                              ========       =======

         The increase in gross and net premiums written primarily reflected growth in the Catastrophe and Risk Excess and Finite segments. Improved pricing, increased participation with long-standing clients and substantial amounts of new business in our core Catastrophe and Risk Excess segment resulted in a 39% increase in net premiums written for the quarter, before the effects of excess of loss reinsurance ceded, in this key segment as compared to the prior year period. The Finite segment increased 313% during the third quarter of 2002 versus the prior comparable quarter on a net written basis primarily due to one large finite reinsurance contract. With respect to our Finite segment, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned from quarter to quarter. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. We therefore expect that the Finite segment premiums written and earned will vary widely from quarter to quarter reflecting this strategy. The Exited Lines segment decreased 91% on a net written basis compared to the prior year period. Given our decision to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we expect to continue to see significant decreases in the premiums written and earned in the Exited Lines segment as this business is run off.

         Net premiums earned for the third quarter of 2002 increased 332% to $75.7 million from $17.5 million for the corresponding period of 2001. The Catastrophe and Risk Excess segment increased 24%, before the effects of excess of loss reinsurance ceded, while the Finite segment increased 443% on an earned basis compared to the prior year period. The Exited Lines segment experienced a decline of 60% on an earned basis as compared to the third quarter of 2001.

         Management fee income from all sources for the three months ended September 30, 2002 decreased 61% to $0.9 million from $2.3 million for the corresponding period of 2001, reflecting the reduction in the share of business ceded to quota share reinsurers.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the quarters ended September 30, 2002 and 2001, respectively:

(%)                                       Three Months Ended September 30,
---                                      ------------------------------------
                                          2002                       2001
                                          ----                       ----
Loss and loss expense ratio                63.7                       365.6
Expense ratio                              25.4                         4.0
                                           ----                       -----
Combined ratio                             89.1                       369.6
                                           ====                       =====

         The loss and loss expense ratio of 63.7% for the third quarter of 2002 reflected a $15.7 million loss incurred due to the 2002 European Floods, while the third quarter of 2001 was impacted by the terrorist attacks on September 11, 2001, which resulted in a net loss after tax of $35.3 million. As of September 30, 2002, our overall estimated net loss after tax arising from the September 11th terrorist attacks was $32.0 million.

         During the third quarter of 2002, we experienced adverse development of $5.6 million net for prior-year loss and loss expenses primarily arising from loss development on our discontinued casualty reinsurance operations and the Toulouse Fertilizer Plant risk loss. This adverse development was caused by larger than expected reported claims under our casualty reinsurance contracts. The loss ratio for the comparable period of 2001 was affected by adverse development of $8.8 million net due to reserve strengthening in casualty, marine and aerospace lines of business, unrealized foreign exchange losses, and development on a number of significant catastrophes.

         During the third quarter of 2002, we experienced a net loss of approximately $3.3 million on a financial guarantee insurance contract that guaranteed the performance of a minority portion of the debt of an unrelated company, Mariner Structured Products Sub-2, Ltd. ("MSP") for the benefit of a syndicate of lenders led by Bank of America, N.A. This contract was written in January, 2000, prior to our decision to re-focus on our core property catastrophe business. This insurance contract has been settled in full. The owner of MSP is a hedge fund managed by Mariner Investment Group, Inc. Select Reinsurance Ltd. guaranteed the portion of MSP's debt not guaranteed by us.

         The expense ratio increased to 25.4% in the third quarter of 2002 compared to 4.0% during the comparable year earlier period. If the effects of the September 11th terrorist event on the third quarter of 2001 are excluded, the expense ratio decreased to 25.4% in the third quarter of 2002 compared to 27.4% in the third quarter of 2001. This decrease is due to an increase in premiums earned and a reduction in operating expenses to $6.7 million for the third quarter of 2002 from $7.0 million for the comparable period of 2001. This decrease primarily relates to the expense savings attributable to our decision to discontinue our exited lines of business, offset by the accrual of variable compensation expenses expected to be paid under the Company's Restated Employee Annual Incentive Bonus Plan if we achieve expected levels of profitability.

         Interest expense was $0.7 million for the three months ended September 30, 2002 compared to $0.9 for the three months ended September 30, 2001. As of September 30, 2002, $30 million was outstanding under PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources"). The interest rate on such loan was 7.34% per annum after giving effect to a related interest rate swap. The Company incurred minority interest expense amounting to $2.1 million and $2.2 million related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities 'sm' ("TRUPS") (as described under "Liquidity and Capital Resources") during the three month periods ended September 30, 2002 and 2001, respectively.

         Net investment income for the quarter declined 14% to $5.0 million from $5.8 million in the third quarter of 2001 primarily as a result of an increase in interest expense related to funds held in connection with certain finite reinsurance transactions as compared to the prior year period. Investment income related to the fixed maturity and non-hedge short term investment portfolios increased from $4.6 million during the third quarter of 2001 to $7.2 million this quarter primarily due to an increase in invested assets attributable to the proceeds of the Preferred Share Investment as well as cash flow from operations. The fixed maturity portfolio book yield on an annualized basis was approximately 5.0% during the third quarter of 2002 compared to 5.2% during the prior period. Investment income related to our hedge fund portfolio also increased slightly from $0.4 million in the third quarter of 2001 to $0.5 million in the current year period. Investment in hedge funds produced an annualized return of 1.8% for the quarter compared with 1.3% in the prior year period. Net realized investment gains for the third quarter of 2002 were $4.8 million compared to $3.4 million in the third quarter of 2001. The reinvestment of the proceeds of the investments sold contributed to the reduction of the overall fixed maturity and short-term investment portfolio's duration to 3.1 years at September 30, 2002 from 3.5 years at June 30, 2002.

         As noted above, investment income for the quarter was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide an investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $25.6 million as of September 30, 2002, for which we have recognized $0.4 million of investment income for the third quarter of 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $135.1 million due to reinsurers as of September 30, 2002, for which we recognized a charge to investment income of $2.9 million for the third quarter of 2002. On a net basis, this charge to investment income was only $1.1 million, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 7.8% and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be 7 years on a weighted average basis.

         PXRE recognized a tax expense of $4.2 million in the third quarter of 2002 compared to a tax benefit of $7.3 million in the prior-year period. The tax expense in the third quarter of 2002 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, as well as tax-exempt income.

Comparison of Year-to-Date Results for 2002 and 2001

         For the nine months ended September 30, 2002, net income was $48.3 million versus a net loss of $26.3 million for the comparable period of 2001. The diluted net income per common share was $2.59 for the first nine months of 2002 compared to a diluted net loss per share of $2.28 for the first nine months of 2001, based on diluted average shares outstanding of approximately 18.6 million in the first nine months of 2002 and 11.5 million in the first nine months of 2001.

         Premiums, losses and commission and brokerage in the first nine months of 2001 were significantly affected by losses related to the terrorist attack on September 11, 2001. The following table more fully details the impact of the September 11th event on our underwriting results in the first nine months of 2001:

                                                           Results                            Results
                                                              as               WTC           Excluding
($000's)                                                  Reported            Event          WTC Event
--------                                                  --------            -----          ---------
Gross premiums written                                     $223,622           $30,030         $193,592
Net premiums written                                        112,220           (29,020)         141,240

Net premiums earned                                         108,809           (29,020)         137,829
Management fees                                               5,069               613            4,456

Net losses incurred                                         121,774            27,190           94,584
Commission and brokerage                                     19,072           (11,432)          30,504
                                                           --------          --------         --------
Underwriting results before taxes                          $(26,968)         $(44,165)        $ 17,197
                                                           ========          ========         ========

         Gross and net written premiums for the first nine months of 2002 and 2001 were as follows:

                                                              Nine Months Ended September 30,
                                                        -------------- -------------- --------------
                                                                                        Increase
                                                           2002            2001        (Decrease)
                                                           ----            ----        ----------
                                                                  ($000's)                  %
Gross premiums written                                       $287,881       $223,622        29
Reinsurance premiums ceded                                     96,688        111,402       (13)
                                                             --------       --------
Net premiums written                                         $191,193       $112,220        70
                                                             ========       ========

         The increase in gross and net premiums written primarily reflected growth in the Catastrophe and Risk Excess segment. Improved pricing, increased participation with long-standing clients and substantial amounts of new business in our core Catastrophe and Risk Excess segment resulted in a 66% increase in net premiums written for the period, before the effects of excess of loss reinsurance ceded, in this key segment as compared to the prior year period. The Finite segment increased 63% during the first nine months of 2002 versus the prior comparable period on a net written basis primarily due to one large finite reinsurance contract. With respect to our Finite segment, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned from period to period. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. We therefore expect that the Finite segment premiums written and earned will vary widely from period to period reflecting this strategy. The Exited Lines segment decreased 85% on a net written basis compared to the prior year period. Due to our decision to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we expect to continue to see significant decreases in the premiums written and earned in the Exited Lines segment as this business is run off.

         Net premiums earned for the first nine months of 2002 increased 66% to $180.7 million from $108.8 million for the corresponding period of 2001. The Catastrophe and Risk Excess segment increased 50% on an earned basis, before the effects of excess of loss reinsurance ceded, while the Finite segment decreased 4% on an earned basis versus the prior comparable nine month period. In the first nine months of 2002, we elected to partially terminate one finite transaction in order to remove the underwriting risk associated with that portion of the transaction, resulting in the return of premiums to the cedent. This caused a decrease in net premiums earned by our Finite segment during the first nine months of 2002 as compared to the prior year period. The Exited Lines segment experienced a decrease of 44% on an earned basis during the period as compared to the prior year period.

         Management fee income from all sources for the nine months ended September 30, 2002 decreased 45% to $2.8 million from $5.1 million for the corresponding period of 2001, reflecting the reduction in the share of business ceded to quota share reinsurers.

         The following table summarizes the loss and loss expense ratio, expense ratio and combined ratio (sum of loss and loss expense ratio, plus expense ratio) for the nine months ended September 30, 2002 and 2001, respectively:

(%)                                                             Nine Months Ended September 30,
---                                               ------------------------------------------------------------
                                                               2002                         2001
                                                               ----                         ----
Loss and loss expense ratio                                     46.7                         111.9
Expense ratio                                                   27.8                          34.4
                                                                ----                         -----
Combined ratio                                                  74.5                         146.3
                                                                ====                         =====

         The loss and loss expense ratio of 46.7% for the first nine months of 2002 reflected reduced loss activity and no significant catastrophes other than the $15.7 million loss arising from the 2002 European floods. The first nine months of 2001 was impacted by the September 11th terrorist attack, sinking of the Petrobras Oil Rig and Tropical Storm Allison.

         During the first nine months of 2002, we experienced adverse development of $20.4 million net for prior-year loss and loss expenses mainly due to loss development on our discontinued casualty reinsurance operations. The loss ratio for the comparable period of 2001 was affected by adverse development of $16.0 million net largely due to reserve strengthening in casualty, marine and aerospace lines of business.

         During the third quarter of 2002, we experienced a net loss of approximately $3.3 million on a financial guarantee insurance contract that guaranteed the performance of a minority portion of the debt of MSP for the benefit of a syndicate of lenders led by Bank of America, N.A. This contract was written in January, 2000, prior to our decision to re-focus on our core property catastrophe business. This insurance contract has been settled in full.

         The expense ratio declined to 27.8% in the first nine months of 2002 compared to 34.4% during the comparable year earlier period. This decrease is due to an increase in premiums earned and a reduction in operating expenses to $21.8 million for the nine months ended September 30, 2002 from $23.4 million for the comparable prior year period. The decrease in operating expenses primarily relates to the expense savings attributable to our decision to discontinue our exited lines of business, offset by the accrual of variable compensation expenses expected to be paid under the Company's Restated Employee Annual Incentive Bonus Plan if we achieve expected levels of profitability.

         During the first nine months of 2002, interest expense decreased to $2.2 million compared to $3.6 million in the corresponding period of 2001. The decrease in interest expense primarily relates to repayment of $25.0 million under PXRE Delaware's Credit Agreement with a syndicate of lenders (as described under "Liquidity and Capital Resources") since December 31, 2001, reducing the outstanding amount from $55 million on December 31, 2001 to $30 million on September 30, 2002. The interest rate on such loan was 7.34% per annum after giving effect to a related interest rate swap. The Company incurred minority interest expense amounting to $6.6 million and $6.7 million related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities 'sm' ("TRUPS") (as described under "Liquidity and Capital Resources") during the nine month periods ended September 30, 2002 and 2001, respectively.

         Net investment income for the nine months ended September 30, 2002 declined 27% to $17.5 million from $23.9 million for the comparable period of 2001, primarily as a result of an increase in interest expense related to funds held in connection with certain finite reinsurance transactions as compared to the prior year period. Investment income related to the fixed maturity and non-hedge short term investment portfolios increased from $14.9 million during the third quarter of 2001 to $17.3 million this quarter primarily due to an increase in invested assets attributable to the proceeds of the Preferred Share Investment as well as cash flow from operations. The fixed maturity portfolio book yield on an annualized basis was approximately 4.6% during the first nine months of 2002 compared to 6.2% during the prior year period. Investment income related to our hedge fund portfolio decreased from $7.0 million in the first nine months of 2001 to $3.5 million in the current year period. Investment in hedge funds produced an annualized return of 4.7% for the nine months ended September 30, 2002 compared with 8.3% in the prior year period. In addition, during the first nine months of 2002, we recognized $3.0 million related to a special distribution by one of our alternative investments and $1.5 million in interest related to the judgment entered in our favor in our lawsuit against Terra Nova.

         Net realized investment gains for the first nine months of 2002 were $5.8 million compared to $4.2 million in the first nine months of 2001, including gains of $1.2 million on the repurchase of $4.2 million of TRUPS.

         As noted above, investment income was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $25.6 million as of September 30, 2002, for which we have recognized $1.3 million of investment income for the first nine months of 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $135.1 million due to reinsurers as of September 30, 2002, for which we recognized a charge to investment income of $8.3 million during the first nine months of 2002. On a net basis, this charge to investment income was only $2.5 million, representing the difference between the stated investment return under the contracts and the overall yield achieved on our total investment portfolio for such nine-month period. The weighted average contractual investment return on the funds held by PXRE is 7.8% and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be 7 years on a weighted average basis.

         PXRE recognized a tax expense of $12.4 million in the first nine months of 2002 compared to a tax benefit of $5.9 million in the prior-year period. The tax expense for the first nine months of 2002 differed from the statutory rate primarily due to the mix of business in the U.S. and Bermuda, as well as tax-exempt income.

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

         During the third quarter of 2002, we experienced adverse development of $5.6 million net for prior-year loss and loss expenses, $3.9 million of which was due to loss development in our Exited Lines segment. This adverse development was primarily caused by larger than expected reported claims under our direct casualty reinsurance contracts. Our current estimate of loss and loss expense liabilities for our Exited Lines segment as of September 30, 2002 is $95.9 million, which represents our best estimate from a range of estimates provided by alternative actuarial assumptions and methods. The low and high end of a range of reasonable loss reserves for our Exited Lines is $9.0 million below and $9.0 million above our current loss and loss expense estimate.

FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with our indebtedness discussed below. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2002, without regulatory approval, is $33.2 million. During the first nine months of 2002, $20.8 million in dividends were paid by PXRE Reinsurance.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which requires PXRE Bermuda to maintain certain measures of solvency and liquidity. As at September 30, 2002, the statutory capital and surplus of PXRE Bermuda was estimated to be $67.9 million and the amount required to be maintained was estimated to be $9.6 million.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated in connection with the reorganization of PXRE Delaware, the "Credit Agreement") with Wachovia Bank, National Association (formerly know as First Union National Bank, "Wachovia") as Agent and as a Lender, pursuant to which Wachovia agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, Wachovia syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with Wachovia, the "Lenders"). As at March 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On each of March 31, 2000, 2001, 2002 and April 4, 2002 PXRE Delaware fulfilled its commitment and made principal payments of $10 million and an additional $5 million was paid on July 1, 2002, reducing the outstanding loan to $30 million, at September 30, 2002.

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

         In connection with the Credit Agreement, PXRE Delaware and Wachovia entered into a cash flow hedge interest rate swap which has the intended effect of converting the $30.0 million borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 7.34%. Commitments under the Credit Agreement terminate on March 31, 2004 and are subject to annual reductions and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2004. Under the Second Amendment to the First Amendment and Restated Credit Agreement, the reduction of the outstanding commitments under the Credit Agreement has been accelerated. As amended, the outstanding commitment was reduced by $10 million on April 4, 2002 and an additional reduction of $5 million was made on July 1, 2002. The remaining commitment will be reduced by $20 million on March 31, 2003 and by $10 million on March 31, 2004. In addition, commencing on September 30, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. Effective April 4, 2002, the variable interest rate under the Amended Credit Agreement was increased by 100 basis points.

         The Amended Credit Agreement contains covenants that, among other things, limit the ability of the Company and its subsidiaries and affiliates to undertake certain activities and require compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. Under the Amended Credit Agreement, the definition of Fixed Charge Coverage Ratio has been amended to provide credit for the capital infusion resulting from the Preferred Share Investment. In addition, the Fixed Charge Coverage Ratio is reduced from 1.5 to 1, to 1.25 to 1 at March 31, 2002 and June 30, 2002 and 1.3 to 1 at September 30, 2002 and December 31, 2002.

         In September, 2002, we discovered and reported to Wachovia that we had inadvertently failed to provide certain projections to the Lenders prior to increasing the quota share on a certain inter-company reinsurance agreement between PXRE Reinsurance and PXRE Bermuda as required pursuant to the terms of the Amended Credit Agreement. We also sought the Lenders' consent to the Company providing a parental guarantee to PXRE Bermuda for the benefit of PXRE Bermuda's reinsurance clients and the Lenders' agreement to relax certain covenants limiting the scope of inter-company transactions between the Company, our U.S. subsidiaries and PXRE Bermuda. Accordingly, we entered into the Third Amendment to the First Amended and Restated Credit Agreement, Consent and Waiver between PXRE Delaware and the Lenders, dated as of November 8, 2002, pursuant to which the Lenders waived our non-compliance and consented to the parental guarantee and certain amendments to the covenants concerning inter-company transactions (the "Third Amendment"). As a condition to the Third Amendment, PXRE Bermuda issued a credit enhancement insurance policy to the Lenders, as insureds, pursuant to which it agreed, subject to the terms of such policy, to pay any amounts due to Lenders under the Amended Credit Agreement if PXRE Delaware fails to pay such amounts when due.

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory business trust and a wholly-owned subsidiary of PXRE Delaware, issued $100 million principal amount of its 8.85% TRUPS 'sm' due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the Securities and Exchange Commission of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the nine months ended September 30, 2002 and 2001 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $6.6 million and $6.7 million, respectively.

         Our TRUPS have periodically traded at attractive prices. If such an opportunity arises in the future, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPS and hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption as our current intention is to hold the security in the operating company until maturity. During the first nine months of 2002, we purchased TRUPS in the principal amount of $4.2 million, which are being held in our investment portfolio. As a result of these purchases, we realized a $1.2 million gain during the nine months ended September 30, 2002. For GAAP purposes, the investment is eliminated against the outstanding TRUPS balance in consolidation.

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

Investments

         As of September 30, 2002, our investment portfolio, at fair value, consisted of 83.3% in bonds and short-term investments with fixed maturities, 14.7% in hedge funds and 2% in other investments and equity securities.

         The following table summarizes our investments at September 30, 2002 and 2001 at fair value:

                                                                     Analysis of Investments
                                                                     -----------------------

                                                        September 30, 2002            September 30, 2001
                                                        ------------------            ------------------
                                                        Amount         Percent        Amount       Percent
                                                        ------         -------        ------       -------
                                                                    ($000's, except percentages)
Fixed maturities:
    U.S. treasury securities                                 $59,723       8.1            $6,614       1.3
    Foreign denominated securities                            20,792       2.8                 0       0.0
    Foreign government securities                                104       0.1             5,151       1.0
    U.S. government sponsored agency and agency
      mortgage-backed securities                              80,655      10.9            76,641      15.0
    Other mortgage and asset-backed securities               116,573      15.8            29,962       5.8
    Municipal securities                                      70,853       9.6            38,377       7.5
    Corporate securities                                     147,103      19.9            59,723      11.7
                                                            --------     -----          --------     -----
      Total long-term fixed maturity securities              495,803      67.2           216,468      42.3
Short-term investments                                       118,788      16.1           159,051      31.1
                                                            --------     -----          --------     -----
      Total fixed maturity securities                        614,591      83.3           375,519      73.4
Hedge funds                                                  108,684      14.7           112,202      22.0
Other investments                                             13,875       1.9            20,390       4.0
Equity securities                                                252       0.1             2,858       0.6
                                                            --------     -----          --------     -----
      Total investment portfolio                            $737,402     100.0%         $510,969     100.0%
                                                            ========     =====          ========     =====

         At September 30, 2002, 96.8% of the fair value of our fixed maturity portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 26.4% of fixed maturities based on fair value at September 30, 2002. The average market yield on our fixed maturity portfolio at September 30, 2002 and 2001, was 3.7% and 4.8%, respectively.

         In April 2002, the $140.9 million Preferred Share Investment net proceeds were received, with $10 million repaid under the Amended Credit Agreement, and the remainder was primarily invested in our fixed maturity portfolio.

         Long-term fixed maturity, other than trading securities, and equity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At September 30, 2002, an after-tax unrealized gain of $11.2 million (gain of 51 cents per share, after considering convertible preferred shares), was included in stockholders' equity.

         Short-term fixed maturities are carried at amortized cost, which approximates fair value. Our short-term fixed maturities, principally term deposits and short-term agencies were $118.8 million at September 30, 2002, compared to $159.1 million at September 30, 2001. The proportion of the investment portfolio invested in short-term fixed maturities has remained high in expectation of payment of claims related to the September 11th terrorist attacks and due to concerns over lengthening the duration of our fixed maturity portfolio.

         A principal component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At September 30, 2002, total hedge fund investments amounted to $108.7 million, representing 14.7% of the total investment portfolio. At September 30, 2001, total hedge fund investments amounted to $112.2 million, representing 22.0% of the total investment portfolio. For the nine months ended September 30, 2002, our hedge funds yielded an annualized return of 4.7% as compared to 8.3% in the nine months ended September 30, 2001. As at September 30, 2002, hedge fund investments with fair values ranging from $1.9 million to $17.5 million were administered by eighteen managers.

         Our hedge fund managers invest in a variety of markets utilizing a variety of strategies, generally through the medium of private investment companies or other entities. Criteria for the selection of hedge fund managers include, among other factors, the historical performance and/or recognizable prospects of the particular manager and a substantial personal investment by the manager in the investment program. However, managers without past trading histories or substantial personal investment may also be considered. Generally, our hedge fund managers may be compensated on terms that may include fixed and/or performance-based fees or profit participations.

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

         As at September 30, 2002, our investment portfolio also included $13.9 million of mezzanine bond and equity limited partnership investments at fair values, with values ranging from $0.2 million to $7.7 million and remaining aggregate cash call commitments in respect of such investments of $1.1 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the nine months ended September 30, 2002, included $6.1 million attributable to hedge funds and other limited partnership investments.

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

         Net cash flow provided by operations was $24.1 million in the third quarter of 2002 compared to $9.6 million used by operations in the third quarter of 2001 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance had placed on deposit a $35.6 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224 amounting to $14.6 million at September 30, 2002, are restricted from being paid as a dividend through June 2003.

         Other commitments and pledged assets include (a) letters of credit amounting to $14.9 million which are secured by cash and securities amounting to $15.1 million, (b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a par value of $31.5 million deposited in a trust for the benefit of a cedent in connection with a finite reinsurance transaction, (d) funding commitments to certain limited partnerships of $1.1 million, (e) a commitment to lend up to $7 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, and (f) commitments under the credit agreement discussed above.

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

         Dividends declared to common shareholders in the third quarter of 2002 and 2001 were $0.7 million. The expected annual dividend based on common shares outstanding at September 30, 2002 is approximately $2.9 million.

         Book value per common share, on a fully converted basis, was $20.05 at September 30, 2002.

         All amounts classified as reinsurance recoverable at September 30, 2002 are considered by our management to be collectible in all material respects.


Certain Transactions

         PXRE Reinsurance is a party to a retrocessional agreement (as amended from time to time, the "Select Re Quota Share Agreement") with Select Reinsurance Ltd. ("Select Re"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2001, the proportional share of our non-casualty business ceded to Select Re under that agreement was 16.5%. This proportional share has been reduced to 8.0% for 2002. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). In return, Select Re is obligated to pay us a management fee based on the gross premiums ceded to them under these quota share agreements. During the first nine months of 2002, we ceded reinsurance premiums of $56.1 million to Select Re and earned management fees and ceding commissions of $6.2 million.

         As of September 30, 2002, net assets of $100.4 million were due in the aggregate from Select Re, all of which is fully secured by way of reinsurance trusts, or funds withheld by us. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

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

         As of December 31, 2001, Select Re held 1,112,200 of the Company's Common Shares, but subsequently liquidated its position in the open market during February 2002. Gerald Radke, Jeffrey Radke and Halbert Lindquist, one of our directors, each individually holds Select Re shares, but each such person holds less than 1% of Select Re's outstanding shares. Gerald Radke and Jeffrey Radke have both given notice of redemption to Select Re to sell their shares and the sale is expected to be completed during the first quarter of 2003. Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner Investment Group, Inc. ("Mariner"). Mariner acts as the investment manager for our hedge fund and alternative investment portfolio.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board has required that the Company cannot enter into any transaction with Select Re without the prior approval of the Company's Chief Financial Officer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at September 30, 2002 and the changes in exposure since December 31, 2001. Interest rate and credit risk remain the principal market risks we are exposed to. The additional risks associated with our hedge fund investments are described earlier.

         The composition of our fixed maturity portfolio did not materially change during the third quarter of 2002. There was no material change in our exposure to market risks or our risk management strategy during the third quarter. The fair value of our hedge fund investments decreased by $3.1 million due to net redemptions in the quarter.

Item 4.  Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 6, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 6, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last evaluation of such internal controls.

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.25 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.75 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that it is realizable and that no valuation allowance is necessary.


Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended September 30, 2002, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

(a) Securities sold. On September 30, 2002, the Company issued 305.8 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 305.8 Convertible Voting Preferred Shares issued were allocated among Series as follows:

         i. 152.9 shares of Series A Convertible Voting Preferred Shares, allocated to two sub-series of shares, 101.9 shares allocated to sub-series Al and 51 shares allocated to sub-series A2;

         ii. 101.9 shares of Series B Convertible Voting Preferred Shares, allocated to two sub-series of shares, 67.9 shares allocated to Series B1 and 34 shares allocated to Series B2; and

         iii. 51.0 shares of Series C Convertible Voting Preferred Shares, allocated to two sub-series of shares. 34.0 shares allocated to Series Cl and 17.0 shares allocated to Series C2.

(b) Underwriters and other purchasers. No underwriter participated. The additional Convertible Voting Preferred Shares were issued to the holders of record on September 13, 2002 of the outstanding Convertible Voting Preferred Shares.

(c) Consideration. The Convertible Voting Preferred Shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3.05 million to the holders of the outstanding Convertible Voting Preferred Shares.

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

(f)      Use of proceeds. Not applicable.


Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.      Exhibits

         Employment Contract, dated as of August 6, 2002, between PXRE Group Ltd. and Guy D. Hengesbaugh;

         Consulting and Separation Agreement, dated as of July 23, 2002, between PXRE Group Ltd. and James F. Dore;

         Third Amendment to First Amended and Restated Credit Agreement, Consent and Waiver dated as of the 8th day of November, 2002 between PXRE Corporation, PXRE GROUP LTD., PXRE REINSURANCE (BARBADOS) LTD., and WACHOVIA BANK, NATIONAL ASSOCATION( formerly known as First Union Bank)

99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

b.       Current Reports on Form 8-K

         None.


                                  EXHIBIT INDEX
                                  -------------

Exhibit Number      Description
--------------      -----------

     10.1 Employment Contract, dated as of August 6, 2002, between PXRE Group Ltd. and Guy D. Hengesbaugh

     10.2 Consulting and Separation Agreement, dated as of July 23, 2002, between PXRE Group Ltd. and James F. Dore

     10.3 Third Amendment to First Amended and Restated Credit Agreement, Consent and Waiver dated as of the 8th day of November, 2002 between PXRE Corporation, PXRE GROUP LTD., PXRE REINSURANCE (BARBADOS) LTD., and WACHOVIA BANK, NATIONAL ASSOCIATION (formerly First Union Bank).

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

                                            PXRE GROUP LTD.


November 12, 2002                           By: /s/ John M. Modin
                                                ---------------------------
                                                John M. Modin
                                                Senior Vice President
                                                and Chief Financial Officer

Certifications

I, Gerald L. Radke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PXRE Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

                                                         /s/ Gerald L. Radke
                                                         -----------------------
                                                         Gerald L. Radke
                                                         Chief Executive Officer

I, John M. Modin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PXRE Group Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

                                                         /s/ John M. Modin
                                                         -----------------------
                                                         John M. Modin
                                                         Chief Financial Officer