Form 10-K
period 2002-12-31
PXRE GROUP LTD
filed 2003-03-21
CIK 1091748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------


For the fiscal year ended December 31, 2002       Commission File Number 1-15259

                                 PXRE GROUP LTD.
             (Exact name of registrant as specified in its charter)

           Bermuda                                           98-0214719
(State of other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)

Swan Building                                            P.O. Box HM 1282
26 Victoria Street                                       Hamilton HM FX
Hamilton HM 12                                           Bermuda
Bermuda
(Address, including zip code, of                         (Mailing address)
principal executive offices)
                                 (441) 296-5858
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes X                   No
                           ---                    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 14, 2003 computed by reference to the closing price of such common equity as of the close of business on March 14, 2003 was $243,087,319. As of March 14, 2003, 12,184,828 of the registrant's common shares were issued and outstanding.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of PXRE Group Ltd.'s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 28, 2003.

                                     PART I

         Unless the context otherwise requires, references in this Form 10-K to "PXRE", "we", the "Company", "us" and "our" include PXRE Group Ltd., a Bermuda company (the "Company") and its subsidiaries, which principally include PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions") and PXRE Solutions, S.A. ("PXRE Europe"). References to GAAP refer to accounting principles generally accepted in the United States ("GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled.

Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the "SEC"), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend," "believe," "anticipate," or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

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

         (viii) increases in interest rates, which cause a reduction in the market value of our interest rate sensitive investments, including our fixed income investment portfolio, and potential underperformance in our finite coverages;

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

         (xii) a contention by the United States Internal Revenue Service that the Company or our offshore subsidiaries are subject to U.S. taxation; and

         (xiii) changes in tax laws, tax treaties, tax rules and interpretations.

         In addition to the factors outlined above that are directly related to our business, we are also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees. The factors listed above should not be construed as exhaustive. See "Certain Risks and Uncertainties" on page 43 of this report.

         We undertake no obligation to release publicly the results of any future revisions we may make to forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business

Overview of the Business

         We provide reinsurance products and services to a worldwide marketplace through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients, where we have been among the leading franchises for two decades. Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our non-finite reinsurance products have been, and will continue to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our clients' claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount.

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

         We also provide our clients with finite reinsurance products. Finite reinsurance contracts are highly customized for each transaction. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients may share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than expected, our finite clients may participate in this negative outcome to a certain extent. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us affect the profitability of the contract and the magnitude of any premium or commission adjustments.

         As of December 31, 2002, we had approximately 300 clients, including many of the leading insurance and reinsurance companies in the world. Our clients include both primary insurance companies and other reinsurance companies. Approximately 70% of our clients in 2002 were based outside of the United States.

         The global reinsurance market has historically been highly cyclical. In the wake of the events of September 11, 2001, which have resulted in industry losses estimated as high as $45 to $75 billion, reinsurance markets across the world have hardened significantly. These developments follow on significant pricing increases in 2000 and 2001 across sectors and geographic regions. These market changes have dramatically impacted the specialized short tail, high-severity sectors of the market, which represent our focus areas and in which we are a significant and established provider.

         Following a diversification effort into Lloyd's and the casualty sectors during the soft reinsurance market of the late 1990's, we decided during 2000 and 2001 to exit these businesses, and are today focused on our traditional core property reinsurance operations. While our core businesses are volatile due to significant potential loss severity, we have been a successful underwriting organization over the long term. This proven expertise in some of the most dynamic areas of the reinsurance sector represents an opportunity to achieve particularly strong financial results in the current favorable phase of the underwriting cycle.

         We conduct our business primarily through our principal operating subsidiaries, PXRE Reinsurance, PXRE Bermuda, PXRE Solutions, PXRE Europe and PXRE Barbados. PXRE Reinsurance is a broker-market reinsurer with approximately $457.2 million of statutory capital and surplus as of December 31, 2002, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks. PXRE Reinsurance is licensed, accredited or permitted to do business in all states and the District of Columbia, Puerto Rico, Bermuda, Colombia and Mexico and until December 31, 2002 operated a branch in Belgium ("PXRE's Brussels Branch").

         PXRE Bermuda is a broker-market reinsurer with approximately $74.5 million of statutory capital and surplus as of December 31, 2002, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks. PXRE Bermuda's reinsurance business is also supported by a parental guarantee from the Company and an aggregate excess of loss reinsurance treaty from PXRE Reinsurance that provides $80 million of reinsurance protection. PXRE Bermuda is neither licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

         PXRE Barbados was licensed as an insurance company in March 2001 under Barbados' Insurance Act, 1996 and changed its name from PXRE (Barbados) Ltd. to PXRE Reinsurance (Barbados) Ltd. It is neither licensed nor admitted as an insurer in any jurisdiction other than Barbados. PXRE Barbados commenced underwriting business in 2001. PXRE Barbados provides finite reinsurance coverages to clients and provides reinsurance coverage to other PXRE entities.

         PXRE Europe, a Belgian reinsurance intermediary, and PXRE Solutions, a U.S. reinsurance intermediary, perform reinsurance intermediary activities on behalf of PXRE Bermuda, PXRE Reinsurance and PXRE Barbados.

History

Introduction

         The Company was formed in 1999 as part of the reorganization of PXRE Delaware, a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly-traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999 the Company's common shares commenced trading on the New York Stock Exchange under the symbol "PXT". The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Bermuda, and a Barbados based reinsurance subsidiary, PXRE Barbados, and the formation of a reinsurance intermediary, PXRE Solutions.

         The Company's predecessor, PXRE Delaware, was organized in July 1986 by Phoenix Home Life Mutual Insurance Company ("Phoenix Home Life") to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company, formerly a wholly-owned subsidiary of Phoenix Home Life. As of February 28, 2003, Phoenix Home Life owned 1.1 million of the Company's common shares.

         In November 1993, PXRE Delaware sponsored the initial public offering of Transnational Re Corporation ("TREX") to raise capital and take advantage of favorable conditions in the worldwide retrocessional reinsurance market. PXRE Delaware, through PXRE Reinsurance, retained a 21% ownership position in TREX and was responsible for the day-to-day operations of TREX, including all the reinsurance operations of TREX's subsidiary, Transnational Reinsurance Company ("Transnational Reinsurance").

         On December 11, 1996, TREX merged into PXRE Delaware (the "Merger"). Following the Merger, Transnational Reinsurance became a wholly-owned subsidiary of PXRE Reinsurance and was re-named Transnational Insurance Company ("Transnational Insurance"). The Merger was accounted for using the purchase method of accounting; and as a result, net income of TREX (including Transnational Reinsurance/Transnational Insurance) was included in PXRE Delaware's consolidated results of operations from the date of the Merger.

         In mid-1999, PXRE Reinsurance formed a finite reinsurance unit to provide structured/finite coverages combining elements of insurance risk transfer and finance to manage certain risks on a client's financial statements and cash flow.

         In the third quarter of 2001, we announced that we were returning our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products. Prior to 1998, these were our only significant lines of coverage. Beginning in 1997, the pricing and terms in our core property reinsurance markets began to deteriorate, resulting in a soft reinsurance market that only began to recover in late 2000. We decided to pursue a variety of diversification efforts to enhance our competitiveness and growth opportunities in that soft reinsurance market environment that included:

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

         As the reinsurance market conditions began to improve, we undertook a significant strategic realignment in 2000 and 2001, exiting our excess and surplus lines, Lloyd's and direct operations.

         During the third quarter of 2000, we stopped underwriting new or renewal business through our Lloyd's vehicle, PXRE Limited, the sole member of Lloyd's Syndicate 1224 ("PXRE Lloyd's Syndicate"), which had been active in the accident and health, property catastrophe, aerospace, facultative and casualty reinsurance areas. This decision followed our redomestication to Bermuda and the resulting direct access to the risks written in this market, which reduced the benefit of a Lloyd's presence. Our Lloyd's Managing Agency, PXRE Managing Agency Limited, ceased managing third party syndicates at Lloyd's as of January 1, 2001 and was sold in April 2001 at approximately book value. We are continuing to run-off the business underwritten through PXRE Lloyd's Syndicate.

         During the fourth quarter of 2000, Transnational Insurance, an excess and surplus lines carrier, which prior to our withdrawal, had specialized in non-standard and excess property insurance risks distributed substantially all of its assets and liabilities to PXRE Reinsurance and the remaining corporate shell was sold on December 21, 2000.

         In September 2001, completing the return to our core business, we exited the casualty reinsurance business that was principally underwritten by our direct reinsurance unit. Our direct reinsurance portfolio consists primarily of North American general liability, automobile, workers' compensation and per-risk excess business. We had expanded into this area in an effort to diversify during the soft period in the property catastrophe pricing cycle, and hired a direct underwriting team to establish the operation de novo, with a focus on small to medium-sized insurance company clients. This unit ceased writing both new and renewal treaties in September 2001 and the unit was closed at the end of February, 2002. We also ceased underwriting our more limited portfolio of international pro-rata casualty reinsurance as part of the return to our core property reinsurance focus. We remain liable for losses incurred in these lines of business and expect that the majority of this business will be run-off during the next five to seven years.

         As a result of this strategic realignment, we have returned our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products and have reduced the number of our employees from a high of 103 in December 1999 to 61 at December 31, 2002.

Underwriting Operations

         Through our subsidiaries, we are principally engaged in providing treaty reinsurance to primary insurers and retrocessional coverage to other reinsurers of commercial and personal property risks. We also provide marine and aerospace reinsurance and retrocessional products and services. We specialize in property reinsurance, with a strong focus on catastrophe-type products.

Operating Segments

         We operate in four reportable property and casualty segments - catastrophe and risk excess, finite business, other lines and exited lines - based on our approach to managing the business. Commencing with the 2002 underwriting renewal season, we returned our focus to our core catastrophe and risk excess and finite business. Businesses that were not renewed in 2002 are reported as exited lines. The Company's segments for 2000 and 2001 were reclassified to be comparable to the 2002 segments used for our method of managing the business. In addition, we operate in two geographic segments - North American representing North American based risks written by North American based clients and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

         The following tables present the distribution of our net premiums written, net premiums earned and our underwriting income (loss) for the years ended December 31, 2002, 2001 and 2000:

Net Premiums Written (1)

                                                                    Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                    2002                     2001                      2000
                                            --------------------      -------------------      --------------------
($000's, except percentages)                Amount       Percent      Amount      Percent      Amount       Percent
                                            ------       -------      ------      -------      ------       -------


Catastrophe and Risk Excess
    North American                          $  51,608                 $  27,981                $  16,532
    International                             153,038                    90,714                   68,754
    Excess of Loss Cessions                   (28,652)                  (60,485)                 (15,489)
                                            ---------                 ---------                ---------
                                              175,994      60%           58,210      38%          69,797      40%
                                            ---------                 ---------                ---------

Finite Business
    North American                            102,754                    33,651                   20,245
    International                                   -                         -                        -
                                            ---------                 ---------                ---------
                                              102,754      35            33,651      22           20,245      12
                                            ---------                 ---------                ---------

Other Lines
    North American                              7,822                     4,086                    2,720
    International                                  83                       404                    1,855
                                            ---------                 ---------                ---------
                                                7,905       3             4,490       3            4,575       3
                                            ---------                 ---------                ---------

Exited Lines
    North American                              8,550                    33,679                   29,898
    International                                (720)                   24,448                   48,186
                                            ---------                 ---------                ---------
                                                7,830       2            58,127      37           78,084      45
                                            ---------     ---         ---------     ---        ---------

Total                                       $ 294,483     100%        $ 154,478     100%       $ 172,701     100%
                                            =========     ===         =========     ===        =========     ===

Net Premiums Earned (1)

                                                                    Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                    2002                     2001                      2000
                                            --------------------      -------------------      --------------------
($000's, except percentages)                Amount       Percent      Amount      Percent      Amount       Percent
                                            ------       -------      ------      -------      ------       -------

Catastrophe and Risk Excess
    North American                          $  50,436                 $  26,916                $  16,727
    International                             148,650                    92,407                   68,038
    Excess of Loss Cessions                   (23,052)                  (58,839)                 (19,115)
                                            ---------                 ---------                ---------
                                              176,034      65%           60,484      37%          65,650      41%
                                            ---------                 ---------                ---------

Finite Business
    North American                             57,107                    32,365                   17,791
    International                                   -                         -                        -
                                            ---------                 ---------                ---------
                                               57,107      21            32,365      20           17,791      11
                                            ---------                 ---------                ---------

Other Lines
    North American                              8,002                     3,434                    1,498
    International                                 143                       479                    2,009
                                            ---------                 ---------                ---------
                                                8,145       3             3,913       3            3,507       2
                                            ---------                 ---------                ---------

Exited Lines
    North American                             18,895                    33,109                   23,332
    International                               9,179                    32,254                   49,926
                                            ---------                 ---------                ---------
                                               28,074      11            65,363      40           73,258      46
                                            ---------     ---         ---------     ---        ---------     ---

Total                                       $ 269,360     100%        $ 162,125     100%       $ 160,206     100%
                                            =========     ===         =========     ===        =========     ===

Underwriting Income (Loss) (2)

                                                                    Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                    2002                     2001                      2000
                                            --------------------      -------------------      --------------------
($000's, except percentages)                Amount       Percent      Amount      Percent      Amount       Percent
                                            ------       -------      ------      -------      ------       -------

Catastrophe and Risk Excess
    North American                          $  43,591                 $ (31,740)               $  10,888
    International                              80,874                   (17,639)                  (1,075)
    Excess of Loss Cessions                   (16,383)                   38,117                  (11,265)
                                            ---------                 ---------                ---------
                                              108,082     117%          (11,262)     77%          (1,452)     19%
                                            ---------                 ---------                ---------

Finite Business
    North American                              2,544                     2,944                    1,661
    International                                   -                         -                        -
                                            ---------                 ---------                ---------
                                                2,544       3             2,944     (20)           1,661     (22)
                                            ---------                 ---------                ---------

Other Lines
    North American                              4,378                      (385)                    (543)
    International                                 (58)                     (934)                     (39)
                                            ---------                 ---------                ---------
                                                4,320       4            (1,319)      9             (582)      8
                                            ---------                 ---------                ---------

Exited Lines
    North American                            (20,234)                    2,023                     (446)
    International                              (2,075)                   (6,996)                  (6,610)
                                            ---------                 ---------                ---------
                                              (22,309)    (24)           (4,973)     34           (7,056)     95
                                            ---------     ---         ---------     ---        ---------     ---

Total                                       $  92,637     100%        $ (14,610)    100%       $  (7,429)    100%
                                            =========     ===         =========     ===        =========     ===

================================================================================
(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.


(2) Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred, or management fees for syndicate agency management. See Note 10 of Notes to Consolidated Financial Statements.

Catastrophe and Risk Excess

         Our catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property retrocessional, property risk excess, property London Market Excess ("LMX") and marine and aerospace excess reinsurance coverages. This portfolio can be characterized on a longer-term basis as being comprised of coverages involving higher expected margins and greater volatility than the other coverages that we underwrite. In 2002, $204.6 million of premiums written after reduction for quota share cessions were attributable to the catastrophe and risk excess portfolio, or $176.0 million net of specific excess of loss retrocessional reinsurance ceded to other reinsurers. In 2002, this segment produced an underwriting profit of $108.1 million. In 2001 and 2000, this segment produced underwriting losses of $11.3 million and $1.5 million, respectively, largely as a result of the September 11, 2001 terrorist attacks in 2001 and, in 2000, as a consequence of adverse development of losses arising from severe French winter storms that occurred in the last week of 1999. The increase in premium volume for catastrophe and risk excess coverages in 2002 was largely attributable to increases in the volume of business written and price increases in the aftermath of the events of September 11, 2001. The increase in premium volume for catastrophe and risk excess coverages in 2001 was largely attributable to increases in the volume of business written in the aftermath of the 1999 French losses.

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

Finite Business

         We entered the finite business in mid-1999 with products combining elements of insurance risk transfer and finance to manage certain risks of our clients. Due to our small size, we pursued a niche focus on smaller to medium-sized clients. At the same time, we believe we have maintained a more conservative underwriting approach than many competitors, eschewing riskier transactions and opportunistically ceding business to other reinsurers to reduce timing and investment risks where appropriate. In returning to our core property reinsurance focus, we elected to continue our finite business, which we believe provides significant diversification and reduces the volatility of our overall portfolio.

         Our finite business involves a relatively small number of large reinsurance transactions. As a result, premiums in this segment are expected to vary widely from period to period. The risks reinsured are primarily casualty risks and are subject to some of the similar risks as our casualty coverages included in our exited lines segment. Net premiums written of $102.8 million were attributable to our finite business in 2002. In 2002, the finite segment produced an underwriting profit of $2.5 million. Included in the finite segment were net premiums written of $83.8 million and underwriting profit of $3.0 million in 2002, assumed pursuant to various finite reinsurance contracts with one insurance company, Tower Insurance Company of New York.

         Finite contracts that do not meet certain accounting requirements of the Financial Accounting Standard Board's Statement of Financial Accounting Standard ("SFAS") No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. We have entered into contracts in 2001 and 2002 that have $38.1 million of deposit liabilities to ceding companies at December 31, 2002 on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Reinsurance, Ltd. ("Select Re") that are accounted for as deposit assets pursuant to SFAS No. 113 and other accounting literature, totaling $21.4 million including investment income earned to December 31, 2002. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

Other Lines

         In 2002, our Other Lines segment consisted of a single property pro-rata reinsurance treaty that generated $7.9 million in net premiums written. Our Other Lines segment produced an underwriting profit of $4.3 million in 2002 compared to an underwriting loss of $1.3 million in 2001. With the return to our core lines of business, we do not expect to write a significant volume of premium in our Other Lines segment in the near future.

Exited Lines

         Our Exited Lines segment consists principally of North American general liability, commercial and personal auto liability, risk excess and other liability coverages and International pro-rata casualty coverages. We decided to stop underwriting new or renewal casualty business in September 2001 as part of our strategic realignment. Other coverages include accident and health coverages, binding and line slip authorities written through PXRE Lloyd's Syndicate and credit coverages. During the third quarter of 2000, we ceased accepting new and renewal risks at PXRE Lloyd's Syndicate. The Exited Lines segment accounted for $7.8 million of net premiums written in 2002. Net premiums written in 2002 for this segment decreased 87% from 2001. These premiums relate to reinsurance contracts that were entered into prior to September 2001, but had not expired before 2002. Virtually all of these contracts had expired by December 31, 2002 and we do not expect to report a material amount of premiums in this segment in 2003. In 2002, the Exited Lines segment produced an underwriting loss of $22.3 million.

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

Marketing

         We provide reinsurance for international insurance and reinsurance companies headquartered, principally, in the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia. In the United States, we currently reinsure both national and regional insurance and reinsurance companies and specialty insurance companies.

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

         Approximately 84% of gross premiums written in fiscal year 2002 were arranged through brokers individually representing 10% or more of gross premiums written including Pegasus Advisors-Towers Perrin Reinsurance (31%), the worldwide branch offices of Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.) (16%), Benfield Greig Ltd. (13%), Aon Group Ltd. (13%), and Willis Re. Inc. (11%). The commissions we paid to these intermediaries are generally at the same rates as those paid to other intermediaries.

         In mid-1998, we established a U.S.-based direct writing reinsurance unit to complement our existing brokerage-based reinsurance operations. As part of our strategic realignment, we decided in September 2001 to abandon this initiative and to focus exclusively on the broker reinsurance market. Approximately 97% and 3% of PXRE's 2002 gross premiums written and 88% and 12% of PXRE's 2001 gross premiums written were written in the broker and direct markets, respectively.

Competition

         Competitive forces in the property and casualty reinsurance and insurance industry are substantial. We operate in an industry that is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years placed increased importance on size and financial strength in the selection of reinsurers. This trend became more pronounced in the wake of September 11, 2001, with the formation of a number of large well capitalized reinsurance companies in Bermuda and the significant level of additional capital raised by existing competitors. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products that bring together capital markets and reinsurance experience. We compete with numerous major reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than us, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates. We also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by us.

         Competition in the types of reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of a reinsurer, premiums charged, other terms and conditions, ratings of A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization, Standard & Poor Ratings Services ("S&P"), a division of the McGraw-Hill Companies, Inc. and Moody's Investors Service, Inc. ("Moody's"), service offered, speed of service (including claims payment), and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in all states and the District of Columbia, Puerto Rico, Bermuda, Colombia and Mexico, and through to December 31, 2002, PXRE's Brussels Branch operated from Belgium. PXRE Bermuda is licensed to do business only in Bermuda. PXRE Barbados is licensed only in Barbados.

         The property and casualty reinsurance industry experienced an extended period of soft market conditions characterized by inadequate pricing. These conditions began to improve as a result of loss activity in Europe and the Caribbean region in late 1999. In the wake of the September 11, 2001 attacks on the World Trade Center and the Pentagon, which have resulted in industry losses estimated as high as $45 to $75 billion, representing the largest insured event in history, reinsurance markets across the world have hardened significantly. Even before the September 11, 2001 attacks, property catastrophe rates were improving at a significant pace. In the wake of this loss, we experienced significant rate increases of 20% to 100% in our core property catastrophe, risk excess and marine and aerospace lines in 2002. The global property-catastrophe reinsurance market has historically been very cyclical, and as a result, it is impossible to predict how long the current favorable pricing environment will continue.

Retrocessional Agreements

         The following table sets forth certain information regarding the volume of premiums we ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:


                                                                                 Year Ended December 31,
                                                                   ------------------------------------------------
($000's)                                                                2002              2001             2000
                                                                   -------------     -------------    -------------
Gross premiums written                                             $     366,768     $     290,213    $     268,990
Reinsurance premiums ceded:
    Managed business participants                                         31,699            50,271           36,239
    Finite                                                                 7,466            13,573           26,814
    Catastrophe coverage, surplus reinsurance and other                   33,120            71,891           33,236
                                                                   -------------     -------------    -------------
Total reinsurance premiums ceded                                          72,285           135,735           96,289
                                                                   -------------     -------------    -------------
Net premiums written                                               $     294,483     $     154,478    $     172,701
                                                                   =============     =============    =============

         In 2001, we incurred significant reinstatement and additional premium obligations to retrocessionaires as a result of the cession of losses arising from the events of September 11, 2001.

         At December 31, 2002, estimated losses recoverable (including incurred but not reported losses ("IBNR")), from retrocessionaires were $237.1 million, including $29.7 million of paid loss recoverables. $161.6 million, or 68%, of our reinsurance recoverables are attributable to the terrorist attacks of September 11, 2001. Approximately 91% of our September 11, 2001 related reinsurance recoverables as of March 1, 2003 are either fully collateralized or reside with entities rated "A-" or higher.

         We have a committee consisting of our chief executive officer, chief financial officer and senior underwriting executives responsible for the selection of reinsurers as managed business participants or as participating reinsurers in the catastrophe coverage protecting us. Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer. This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization. All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to our approval.

         Although management carefully selects our retrocessionaires, we are subject to credit risk with respect to our retrocessionaires because the ceding of risk to retrocessionaires does not relieve us of our liability to clients.

         In the past, we have been able to increase our underwriting commitments and to generate management fee income by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements whereby we managed business for such participants. In 2002, we were a party to a retrocessional agreement with Select Re (as amended from time to time, the "Select Re Quota Share Agreement"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. The proportional share of our non-casualty business ceded to Select Re under that agreement was 8.0% in 2002 and 16.5% in 2001. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee based on the gross premiums ceded to them under these quota share agreements.

         In addition to the Select Re Quota Share Agreement, we have entered into several other reinsurance transactions with Select Re during 2002 and 2001 whereby: (i) Select Re provided retrocessional support on several finite and other lines reinsurance transactions underwritten by PXRE; (ii) Select Re provided us with aggregate excess of loss retrocessional coverage in 2001 that protects us against large losses arising from a single catastrophe event and against the accumulation of aggregate losses arising from a number of events; and (iii) we provided Select Re with catastrophe excess of loss retrocessional coverage that protects them in the event they incur significant losses arising from a single catastrophe event which involved premiums of $1.7 million in 2002 and $0.7 million in 2001. In 2002, we ceded reinsurance premiums of $30.5 million to Select Re and earned management fees and ceding commissions of $7.6 million.

         As of December 31, 2002, net assets of $85.3 million were due in the aggregate from Select Re, all of which are secured by way of a reinsurance trust, or funds withheld by us. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of December 31, 2002, it had shareholders' equity of approximately $137 million and is privately owned by approximately 120 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we have designated Jeffrey L. Radke, our President and Chief Operating Officer, to serve on Select Re's board of directors. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select Re. Jeffrey Radke receives no remuneration for serving on Select Re's board.

         As of December 31, 2001, Select Re held 1.1 million of the Company's Common Shares, but subsequently liquidated its entire position in the open market during February 2002. Gerald Radke, Jeffrey Radke and Halbert Lindquist, one of our directors, each individually hold Select Re shares, but each such person holds less than 1% of Select Re's outstanding shares. Pursuant to an agreement with shareholders of Select Re, Gerald Radke and Jeffrey Radke have each given notice of redemption to Select Re to sell all of their Select Re shares. The redemption of shares was effective December 31, 2002 and will be settled by October 2003 in accordance with the terms of the agreement.

         Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner Investment Group, Inc. ("Mariner"). Mariner acts as the investment manager for our hedge fund and alternative investment portfolio. In 2002 and 2001, we incurred investment management fees of $0.7 million and $0.8 million, respectively, relating to services provided by Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board requires the prior approval of the Company's Chief Financial Officer for any transaction with Select Re.

         In December 2002, we entered into a catastrophe quota share reinsurance agreement with P-1 Re Ltd., a newly formed Bermuda Class 3 reinsurer ("P-1 Re"). P-1 Re was initially capitalized with $194 million by a group of unaffiliated private institutional investors. Under this reinsurance agreement, P-1 Re will assume a quota share of our property catastrophe, marine, aviation, satellite and per-risk portfolios in 2003 and 2004. This arrangement has allowed us to increase the capacity and capital we can offer to clients. It also provides us with additional management fee income. P-1 Re is not permitted to conduct any reinsurance transactions other than the reinsurance agreement with PXRE.

         The quota share ceded to P-1 Re in either calendar year is dependent on how much exposure we underwrite in excess of specified thresholds set by PXRE. The cession is split into two sub-portfolios, a Specialty Subportfolio and Property Catastrophe Subportfolio. The Specialty Subportfolio includes our aviation, satellite, marine and risk excess business. The Property Catastrophe Subportfolio includes our North American, International and London Market property catastrophe business. Based on the reinsurance business written during the January 1st renewal season, the quota share cession percentages determined for 2003 are 59% and 2.74%, for the Specialty and Property Catastrophe Subportfolios, respectively.

         The reinsurance limits available under the reinsurance agreement vary depending upon the reinsurance exposures in force during various periods. Based upon business written during the January 1st renewal season, P-1 Re's aggregate limit of liability for losses attaching from January 1 to July 30, 2003 is $119.4 million. This aggregate limit is expected to increase to $123.8 million for losses attaching from July 1 to December 31, 2003. P-1 Re's obligations are fully secured through a securities account pledged for the benefit of PXRE.

         The following table sets forth our earned commissions from retrocessionaires pursuant to our managed business arrangements for the periods indicated:


                                                                                 Year Ended December 31,
                                                                   ------------------------------------------------
($000's)                                                                2002              2001             2000
                                                                   -------------     -------------    -------------

Commission                                                         $       3,540     $       5,130    $       4,159
Contingent profit commission (1)                                            (108)              624             (271)
                                                                   -------------     -------------    -------------
Total                                                              $       3,432     $       5,754    $       3,888
                                                                   =============     =============    =============
-------------------------------------------------------------------------------------------------------------------

(1) Contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience under the various quota share arrangements and, prior to 1998, also under the arrangement with Select Re.


Loss Liabilities and Claims

         We establish loss and loss expense liabilities (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for losses, including claims that have been reported to us by our reinsureds and claims for losses that have occurred but have not yet been reported to us. Under GAAP, we are not permitted to establish loss reserves until an event that may give rise to a claim occurs.

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

         Management believes that our overall liability for losses and loss expenses maintained as of December 31, 2002 is adequate. There is a risk that our liability for losses and loss expenses could prove to be greater than expected in any year, because of the inherent uncertainty in the reserving process with a consequent adverse impact on future earnings and stockholders' equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. Historically, we have focused on property related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, we are required to make estimates of losses based on limited information from ceding companies as well as our own underwriting data due to the significant reporting delays that normally occur under our retrocessional book of business and with respect to insured losses that occur near the end of a reporting period.

         Historically, we have underwritten a small amount of casualty reinsurance. In 1998, we began underwriting new casualty lines of business and, in 1999 and 2000, we substantially expanded our casualty and finite businesses. In September 2001, we ceased underwriting non-finite casualty business. With respect to casualty business, significant delays, ranging up to several years or more, can be expected between the reporting of a loss to us and settlement of our liability for that loss. As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claims handling procedures. In addition, most of the risks reinsured in our finite business are also casualty risks and are subject to some of the same risks as our casualty business. While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

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

         The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2002, 2001 and 2000. Except with respect to certain workers' compensation liabilities, discounted by $0.8 million and $0.4 million at December 31, 2002 and 2001, respectively and the reserve maintained by PXRE Bermuda at December 31, 2001 and 2000, we do not discount our loss and loss expense liabilities; that is, we do not calculate them on a present value basis.


                                                                                 Year Ended December 31,
                                                                   ------------------------------------------------
($000's)                                                                2002              2001             2000
                                                                   -------------     -------------    -------------

Gross GAAP liability for losses and loss expenses at
   beginning of year...................................            $     453,705     $     251,620    $     261,551
Add - Gross provision for losses and loss expenses:
     Occurring in current year.........................                  118,345           318,373          137,123
     Occurring in prior years..........................                   41,352            34,339           77,330
                                                                   -------------     -------------    -------------
     Total gross provision (1).........................                  159,697           352,712          214,453
                                                                   -------------     -------------    -------------
Less - Gross payments for losses and loss expenses:
     Occurring in current year.........................                   19,026            63,960           20,920
     Occurring in prior years..........................                  149,365            85,904          210,520
                                                                   -------------     -------------    -------------
     Total gross payments..............................                  168,391           149,864          231,440
                                                                   -------------     -------------    -------------
Add - Asset related to retroactive reinsurance assumed.                    2,818              (763)           7,056
Gross GAAP liability for losses and loss expenses at
   end of year.........................................            $     447,829     $     453,705    $     251,620
                                                                   =============     =============    =============
Ceded GAAP liability for losses and loss expenses at
   end of year.........................................                 (207,444)         (245,906)         (96,117)
                                                                   -------------     -------------    -------------
Net GAAP liability for losses and loss expenses at end
   of year.............................................            $     240,385     $     207,799    $     155,503
                                                                   =============     =============    =============
-------------------------------------------------------------------------------------------------------------------

(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange gains (losses) of $(7,000), $981,000 and $(1,196,000) for 2002, 2001, and 2000, respectively.


         The following table presents the development of our GAAP balance sheet liability for losses and loss expenses for the period 1992 through 2002. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities. The lower portion of the table shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. These estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

         Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1995 to be $150,000 was first reserved in 1992 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1993-1994 shown below. This table does not present accident or policy year development data.


                                                                   Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
($000's, except percentages)      2002      2001      2000     1999     1998     1997    1996     1995     1994     1993     1992
                               --------  --------  --------  -------- --------  ------- -------  -------  -------  -------  --------
Gross liabilities for losses
  and loss expenses            $447,829  $453,705  $251,620  $261,551 $102,592  $57,189 $61,389  $72,719  $81,836  $71,442  $88,668
Cumulative amount of liability
  paid through:
     One year later                       149,365    85,904   210,519   75,814   29,108  23,708   42,698   41,601   37,820   59,773
     Two years later                                138,567   265,904  102,526   39,853  40,673   55,620   58,968   54,400   79,926
     Three years later                                        293,313  112,966   47,373  46,545   67,296   67,630   60,850   89,519
     Four years later                                                  118,317   50,085  52,220   70,676   76,762   64,566   94,261
     Five years later                                                            52,117  54,144   74,533   79,433   69,414   96,895
     Six years later                                                                     55,815   75,741   82,930   70,392   99,864
     Seven years later                                                                            76,337   84,049   71,091  100,724
     Eight years later                                                                                     84,651   71,773  101,357
     Nine years later                                                                                               71,890  101,935
     Ten years later                                                                                                        102,040
Liabilities reestimated as of:
     One year later                       497,874   285,959   338,881  135,227   57,280  66,257   83,228   87,818   78,188  101,423
     Two years later                                305,558   344,773  141,087   52,271  63,292   85,162   87,750   76,902  103,632
     Three years later                                        350,451  139,220   63,151  61,178   83,178   90,409   74,683  105,165
     Four years later                                                  140,054   62,664  66,137   82,129   89,284   75,392  103,801
     Five years later                                                            63,909  65,819   85,820   88,326   74,880  104,330
     Six years later                                                                     66,676   85,842   91,663   74,173  104,222
     Seven years later                                                                            86,229   93,116   73,934  103,854
     Eight years later                                                                                     93,505   75,126  103,663
     Nine years later                                                                                               75,042  105,082
     Ten years later                                                                                                        105,056

Gross reserves of TREX at date
   of merger                                                                              9,589    5,242    2,067       26
Gross reserve for elimination
  of one quarter lag for UK
  subsidiary                                                           (1,191)
Gross retroactive accounting                2,817     2,055

Gross cumulative redundancy
  (deficiency) through
  December 31, 2002:
     Amount                               (41,352)  (51,883)  (88,900) (38,653)  (6,720)  4,302   (8,268)  (9,602)  (3,574) (16,388)
     Percentage                               (9%)     (21%)     (34%)    (38%)    (12%)     6%     (11%)    (11%)     (5%)    (18%)
     Retrocessional recoveries             15,945    15,768    23,646   10,287    6,056      86    8,268    4,115    1,573    3,564

Net cumulative redundancy
  (deficiency) through
  December 31, 2002:
     Amount                               (25,406)  (36,116)  (65,253) (28,366)    (665)  4,389        1   (5,487)  (2,001) (12,824)
     Percentage                              (12%)     (23%)     (41%)    (41%)     (1%)     8%       0%     (11%)     (5%)    (36%)

         During 2002, we incurred adverse development from prior-year losses amounting to $25.4 million net of reinsurance, $16.9 million of which was due to loss development in our Exited Lines segment relating primarily to the 2000 and 2001 underwriting years. Adverse development of $16.7 million was primarily caused by larger than expected reported claims under our direct reinsurance contracts, corroborated by revised industry data.

         Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate the future adequacy or inadequacy of our reserves based on the foregoing.

Investments

         We have established general procedures and guidelines for our investment portfolio and oversee investment management carried out by our investment managers. General Re-New England Asset Management, Inc ("NEAM") and Mariner, a specialist in alternative investments, are our principal investment managers. Our investment policies stress conservation of principal, diversification of risk and liquidity. Our invested assets consist primarily of bonds with fixed maturities, hedge funds, and short-term investments, but also include limited amounts of equity securities and other non-hedge fund limited partnership investments. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

         As of December 31, 2002, we had, at fair value, $500.7 million in fixed maturities, $133.3 million in short-term investments, $113.1 million in hedge fund limited partnerships, and $11.5 million in other invested assets that are comprised primarily of other limited partnerships. As at December 31, 2002, hedge fund investments were allocated among sixteen managers, with fair values ranging from $1.8 million to $18.1 million. Hedge funds and other limited partnership investments are accounted for under the equity method whereby both the investment income and any change in the fair value are recorded through the investment income line of the income statement. Foreign denominated fixed maturities, and in 2001, certain hedge funds are accounted for as part of a trading portfolio, whereby both the investment income and any change in the fair value are recorded through the investment income line of the income statement. Included in investments in limited partnerships and the trading portfolio are investments actively managed by Mariner. See Note 3 of Notes to Consolidated Financial Statements. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks and Uncertainties; Relating to Critical Accounting Policies - Investments" for further information regarding our investment portfolio, including our hedge fund portfolio.

         The following table summarizes our investments at December 31, 2002 and 2001 at fair value:

                                                                                Analysis of Investments
                                                                      December 31, 2002         December 31, 2001
                                                                  -----------------------    ----------------------
($000's, except percentages)                                         Amount       Percent      Amount       Percent
                                                                  -----------     -------    -----------    -------
Fixed maturities:
    United States treasury securities                             $    46,165         6.1%   $    48,413        9.5%
    Foreign denominated securities                                     21,871         2.9              -        -
    Foreign government securities                                         315         -            5,355        1.1
    United States government sponsored agency debentures               38,062         5.0         45,923        9.0
    United States government sponsored agency
       mortgage-backed securities                                      42,467         5.6          8,612        1.7
    Other mortgage and asset-backed securities                        143,736        19.0         20,620        4.1
    Municipal securities                                               76,522        10.1         35,070        6.9
    Corporate securities                                              131,611        17.3         55,489       10.9
                                                                  -----------      ------    -----------     ------
       Total fixed maturities                                         500,749        66.0        219,482       43.2
Short-term investments                                                133,318        17.6        153,503       30.2
                                                                  -----------      ------    -----------     ------
       Total                                                          634,067        83.6        372,985       73.4
Hedge funds                                                           113,105        14.9        115,569       22.7
Other investments                                                      11,529         1.5         19,791        3.9
                                                                  -----------      ------    -----------     ------
       Total investment portfolio                                 $   758,701       100.0%   $   508,345      100.0%
                                                                  ===========      ======    ===========     ======

         At December 31, 2002, the fair value of our investment portfolio exceeded its cost by $44.5 million, of which $31.6 million related to limited partnerships and trading portfolios and $12.9 million related to unrealized appreciation on fixed maturities. At December 31, 2001, the fair value of our investment portfolio exceeded its cost by $39.7 million, of which $38.9 million related to limited partnerships and trading portfolios and $0.8 million related to unrealized appreciation on fixed maturities.

         We regularly monitor the difference between the estimated fair value of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or "other than temporary". If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in our stockholders' equity. If we believe the decline is "other than temporary", we write down the carrying value of the investment and record a realized loss on our statement of income and comprehensive income. We formally review each quarter the largest unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is other than temporary we pay particular attention to those trading at 80% or less of face value, and those investments that have been downgraded by any of the major ratings agencies in the period, general market conditions, and the status of principal and interest payments. If we conclude that a decline is other than temporary we recognize a realized investment loss for the impairment. In 2002, we recognized $0.7 million of impairment losses.

         The following table indicates the composition of our fixed maturity investments, including short-term investments, at fair value, by time to maturity at December 31, 2002 and 2001:


                                                                        Composition of Investments By Maturity
                                                                      December 31, 2002         December 31, 2001
                                                                  -----------------------    ----------------------
($000's, except percentages)                                         Amount       Percent      Amount       Percent
                                                                  -----------     -------    -----------    -------

Maturity (1)
One year or less                                                  $   189,805        29.9%   $   157,467       42.2%
Over 1 year through 5 years                                           117,241        18.5         77,335       20.7
Over 5 years through 10 years                                         123,334        19.5         93,969       25.2
Over 10 years through 20 years                                         17,484         2.7              -        -
Over 20 years                                                               -         -           14,982        4.0
                                                                  -----------      ------    -----------     ------
                                                                      447,864        70.6        343,753       92.1

United States government sponsored agency  mortgage-backed and
    other mortgage and asset-backed securities                        186,203        29.4         29,232        7.9
                                                                  -----------      ------    -----------     ------
      Total fixed maturities                                      $   634,067       100.0%   $   372,985      100.0%
                                                                  ===========      ======    ===========     ======
-------------------------------------------------------------------------------------------------------------------

(1) Based on stated maturity dates with no prepayment assumptions.


         The average yield to maturity of our long-term fixed maturities portfolio at December 31, 2002 and 2001, was 3.3% and 4.5%, respectively.

         The following table indicates the composition of our fixed maturities portfolio, at fair value, excluding short-term investments, by rating at December 31, 2002 and 2001:

                                                                     Composition of
                                                           Fixed Maturities Portfolio By Rating
                                                       --------------------------------------------
                                                        December 31, 2002      December 31, 2001
                                                       -------------------    --------------------
($000's, except percentages)                            Amount    Percent      Amount     Percent
                                                       --------   --------    --------   --------

Ratings (1)
United States treasury securities                      $ 46,165        9.2%   $ 48,413       22.1%
Foreign denominated securities
    Aaa and/or AAA                                       21,871        4.4          --        --
Foreign government securities
    Aa2 and/or AA                                           315        0.1          --        --
    Ba2 and/or BB                                            --         --       5,355       2.4
United States government sponsored agency debentures     38,062        7.6      45,923      20.9
United States government sponsored agency mortgage-
    backed securities                                    42,467        8.5       8,612       4.0
Other mortgage and asset-backed securities
    Aaa and/or AAA                                      111,788       22.3      20,229        9.2
    Aa2 and/or AA                                         7,510        1.5          --        --
    A2 and/or A                                          23,920        4.8          --        --
    Baa2 and/or BBB                                         343        0.1         391        0.2
    Not rated or below BB                                   175         --          --        --
Municipal securities
    Aaa and/or AAA                                       53,659       10.7      24,658       11.2
    Aa2 and/or AA                                        22,863        4.6      10,412        4.7
Corporate securities
    Aaa and/or AAA                                        7,846        1.6         687        0.3
    Aa2 and/or AA                                        14,104        2.8       1,023        0.5
    A2 and/or A                                          87,358       17.4      37,482       17.1
    Baa2 and/or BBB                                      21,680        4.3      11,395        5.2
    Ba2 and/or BB                                           623        0.1       1,192        0.5
    Not rated or below BB                                    --         --       3,710        1.7
                                                       --------   --------    --------   --------
      Total fixed maturities                           $500,749      100.0%   $219,482      100.0%
                                                       ========   ========    ========   ========
-------------------------------------------------------------------------------------------------

(1) Ratings as assigned by Moody's and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.


         The investment committee of our Board of Directors and management periodically evaluate the composition of the investment portfolio and reposition the portfolio in response to market conditions in order to improve total risk-adjusted returns while maintaining liquidity and superior credit quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Market Risk."

Ratings

         PXRE Reinsurance and PXRE Bermuda are rated "A" (Excellent) by A.M. Best. PXRE has been assigned an "A" financial strength rating by S&P.

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

         In addition, if we were downgraded below "A-" by either rating agency, an event of default would occur under PXRE Delaware's credit agreement with Wachovia Bank, National Association (formerly known as First Union National Bank, "Wachovia") as agent, and the lenders thereunder (the "Wachovia Loan"). As of December 31, 2002, the principal amount of $30 million was outstanding under the Wachovia Loan. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Liquidity and Capital Resources" for a full description of the terms and provisions of the Wachovia Loan.

         It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies. Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition or future prospects, but such an effect could potentially be materially adverse.

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

         State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Company would become subject to at least some of such regulations, would require approval by the Connecticut Insurance Commissioner prior to acquiring such shares and would be required to file certain notices and reports with the Connecticut Insurance Commissioner prior to such acquisition. See "Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of other limitations on voting and ownership of the Company's securities contained in the Company's Bye-Laws.

         The principal sources of cash for the payment of operating expenses and income taxes, debt service obligations, and dividends by the Company are the receipt of dividends and net tax allocation payments from PXRE Reinsurance, PXRE Bermuda and PXRE Barbados. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside our control, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay without regulatory approval during 2003 is limited to approximately $45.7 million. During 2002, $29.4 million in dividends were paid by PXRE Reinsurance. See below for a discussion of dividend restrictions applicable to PXRE Bermuda and PXRE Barbados. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The NAIC assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As of December 31, 2002, PXRE Reinsurance's surplus was $457.2 million and substantially exceeded its calculated risk-based capital authorized control level which was $37.3 million.

         Effective January 1, 2001, Connecticut required that insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual - Version Effective as of January 1, 2001 ("Codification") subject to any deviations prescribed or permitted by the Insurance Commissioner of the State of Connecticut. Accounting changes adopted to conform to the provisions of Codification are reported as an adjustment to unassigned surplus in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting had been applied retroactively for all prior periods. The effect of the adoption was a decrease in statutory surplus of $2.5 million.

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 2002, 2001 and 2000, PXRE Reinsurance's results were within the usual values for each of the twelve ratios, except for three ratios in 2002, one ratio in 2001 and three ratios in 2000. The three ratios that fell outside of the range in 2002 were due to (a) increases in net writings in 2002 due to the hardening market following September 11, 2001 and the decreased net writings in 2001 due to premiums ceded as a result of September 11, 2001, (b) decreased investment yield associated with general market interest rate levels in 2002 and interest on funds held, and (c) reserve deficiencies relative to surplus due to deficiencies in PXRE's Exited Lines segment which included its direct writing unit. The one ratio that fell outside the usual range in 2001 was due to (a) an increase in excess of loss ceded premiums written, and (b) the statutory accounting effect of one retroactive contract. PXRE Reinsurance's three ratios outside the usual range in 2000 were due to (a) an increase in PXRE Reinsurance's net written premium in 2000 as compared in 1999 due to the non-renewal in 2000 of the intercompany pooling agreement between Transnational Insurance and PXRE Reinsurance caused by the sale of Transnational Insurance, (b) a decrease in investment income from certain alternative limited partnership investments in 2000 compared to 1999, and (c) the statutory accounting effect of one retroactive reinsurance contract.

         From time to time, various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, an initiative to create a federally guaranteed disaster reinsurance pool pre-funded by insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict what effect, if any, the foregoing developments may have on our operations and financial condition in the future.

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

         The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets that, unless specifically permitted by the Supervisor of Insurance, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

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

         At December 31, 2002, PXRE Bermuda's solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

Barbados

         PXRE Barbados is subject to regulation under Barbados' Insurance Act, 1996, (the "Barbados Act"). Under the Barbados Act, PXRE Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities and (c) the stated capital accounts are maintained in respect of all classes of shares.

         PXRE Barbados is also required to maintain assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business. In respect of its general insurance business, PXRE Barbados is required to maintain the following margin of solvency:

         (i) to the extent that premium income of the preceding financial year did not exceed US$750,000, assets must exceed liabilities by US$125,000;

         (ii) to the extent that premium income of the preceding financial year exceeds US$750,000 but is equal to or less than US$5 million, the assets must exceed liabilities by 20% of the premium income of the preceding financial year; and

         (iii) to the extent that premium income of the preceding financial year exceeds US$5 million, the assets must exceed liabilities by the aggregate of US$1 million and 10% of the premium income of the preceding financial year.

         PXRE Barbados is not required at the present time to maintain any additional statutory deposits or reserves relative to its business.

United Kingdom

         PXRE Limited and PXRE Lloyd's Syndicate are subject to regulation by Lloyd's. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory bye-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities and a letter of credit with Lloyd's to support its underwriting) and prescribed methods of accounting. PXRE Lloyd's Syndicate has to comply with accounting regulation, internal reporting, and is subject to periodic examinations of compliance. The Lloyd's market is regulated externally by the Financial Services Authority, although the day-to-day regulation of the market remains the responsibility of the Council of Lloyd's. All cash and invested assets of PXRE Lloyd's Syndicate, amounting to approximately $13.6 million at December 31, 2002, are restricted from being paid as a dividend until the run off is completed.

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

Bermuda

         Under current Bermuda law, no income, withholding or capital gains taxes are imposed on the Company or PXRE Bermuda. The Company and PXRE Bermuda have each received an assurance from the Minister of Finance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to the Company or PXRE Bermuda or to any of their operations or their shares, debentures or other obligations until March 28, 2016. These assurances are subject to the proviso that they are not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (the Company and PXRE Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act of 1967 of Bermuda or otherwise payable in relation to the land leased to the Company or PXRE Bermuda. The Company and PXRE Bermuda each pay annual Bermuda government fees and PXRE Bermuda pays annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry fees and levies, directly or indirectly, to the Bermuda government.

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

         On this basis, we do not expect that the Company and our subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below). However, irrespective of such guidelines, there can be no assurance that PXRE Bermuda and PXRE Barbados will qualify for the Bermuda Treaty and the Barbados Treaty, respectively, now or in the future, or that the Bermuda Treaty or the Barbados Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that they currently provide. In addition, because there is uncertainty as to the activities that constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States. The maximum federal tax rates currently are 35% for a corporation's income that is effectively connected with a trade or business in the United States. In addition, the U.S. branch profits tax of 30% is imposed each year on a foreign (or non-U.S.) corporation's earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business that are deemed repatriated out of the United States, for a potential maximum effective tax rate of approximately 55% on the net business connected with a U.S. trade or business.

         The Company and its non-U.S. subsidiaries are subject to U.S. withholding tax at the 30% rate on certain "U.S. source investment income," which is not considered effectively connected with the conduct of a U.S. trade or business. This rate is reduced under the Barbados Treaty, to 5% for dividends paid to PXRE Barbados by our U.S. subsidiaries.

         The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to PXRE Bermuda and PXRE Barbados is 1% of gross premiums.

Legislation

         In March, 2002 two bills were proposed in the U.S. House of Representatives that seek to prevent so-called "corporate inversion" transactions. Under these bills, a foreign corporation would be taxed as a U.S. domestic corporation under the Internal Revenue Code if it became a foreign corporation as a result of an "inversion transaction" under the bill proposed by Representative McInnis or "corporate expatriation transaction" under the bill proposed by Representative Neal. As originally drafted, the McInnis bill would only apply to transactions completed after December 31, 2001. Commencing with the 2004 tax year, the Neal bill would apply to "corporate expatriation transactions" that occurred prior to September 11, 2001. It is unclear whether our 1999 reorganization would be treated as a "corporate expatriation transaction" under the Neal bill as originally drafted. Neither bill was acted on in 2002.

         In January 2003, two bills were introduced into Senate (S.9, by Sen. Daschle and S.135, by Sen. Dayton), which would treat certain foreign corporations created through inversion transactions as domestic corporations. In February 2003, Senators Reid and Levin introduced a bill into the Senate that closely mirrors Representative Neal's 2002 bill.

         We are unable to predict whether the effort to enact either of the current legislative proposals to amend the Internal Revenue Code will be successful, what form any legislation may ultimately take and what impact any such legislation would have on us.

Employees

         We employed 61 full-time employees at December 31, 2002. No employees are represented by a labor union, and management considers its relationship with our employees to be excellent.

         A significant number of PXRE Bermuda employees, including senior management of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

Available Information

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any documents we file at the SEC's public reference room at room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC. The SEC's website is http://www.sec.gov.

         We maintain an Internet website at http://www.pxregroup.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this report.

Item 2.  Properties

         The Company leases office space in Bermuda where the Company's principal executive offices are located, and in Edison, New Jersey, where PXRE Reinsurance's principal offices are located. We also lease office space in Brussels, Belgium. Our properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes the facilities it occupies are adequate for the purposes for which they are currently used and are well maintained.

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

         PXRE Delaware disagreed with Terra Nova's denial and has filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that the sum of $9.8 million is realizable and that no valuation allowance is necessary.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Shares

         The Company's Common Shares are listed on the New York Stock Exchange under the symbol "PXT." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Shares as reported by the New York Stock Exchange and cash dividends per Common Share declared and subsequently paid:


                                       Closing Price
                               ---------------------------
                                   High              Low           Dividends
                               ---------         ---------         ---------
2001:
First Quarter                  $   19.75         $   14.88         $   0.06
Second Quarter                     19.50             16.36             0.06
Third Quarter                      19.25             10.40             0.06
Fourth Quarter                     17.64             12.25             0.06

2002:
First Quarter                  $   24.00         $   16.88         $   0.06
Second Quarter                     26.65             22.73             0.06
Third Quarter                      24.20             18.60             0.06
Fourth Quarter                     24.50             18.86             0.06


         These prices represent quotations by dealers and do not include markups, markdowns or commissions, and do not necessarily represent actual transactions. As of March 14, 2003, there were 12,184,828 Common Shares issued and outstanding, which shares were held by approximately 155 shareholders of record and, based on the Company's best information, by approximately 1,200 beneficial owners of the Common Shares. See Notes 8 and 9 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

         In April 2002, the Company issued 15,000 Convertible Voting Preferred Shares (the "Preferred Stock"). As of December 31, 2002, there were 15,908 shares of Preferred Stock outstanding that are ultimately convertible into 10,271,076 common shares, representing approximately 46% of the Company's outstanding Common Shares on a fully diluted basis as of March 14, 2003. See "Market for Registrants Common Equity and Related Shareholder Matters--Preferred Shares" below.

         The payment of dividends on the Common Shares is subject to the discretion of the Company's Board of Directors which will consider, among other factors, our operating results, overall financial conditions, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future. Under the terms of the Preferred Stock, the payment of dividends on the Company's Common Shares is subject to the following limitations: (i) no dividend may be paid upon the Common Shares if the dividends payable upon the Preferred Stock are overdue, (ii) the amount of dividends paid with respect to the Common Shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the "Permitted Dividend Amount") without the consent of the majority of holders of the Preferred Stock; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to Common Shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital stock of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount. For this purpose, the term "Permitted Tender Offer Amount" means an amount equal to 20% of the cumulative amount by which our consolidated net income in any calendar year commencing with the year ending December 31, 2002 exceeds $50 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of our capital stock on or after December 10, 2001.

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

         The Company may refuse to register any such transfer on the Company's share transfer records. A transferee will be permitted to promptly dispose of any of the Company's shares purchased that violate the restriction and as to the transfer of which registration is refused. The transferor of such shares of the Company will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such shares has been so registered.

         In addition, in the event that the Company becomes aware of a shareholder owning more than 9.9% of the voting power of the Company's outstanding shares after a transfer of shares has been registered, the Company's Bye-Laws provide that, subject to the same exceptions and waiver procedures, the voting rights with respect to the shares of the Company owned by any such shareholder will be limited to a voting power of 9.9%. The Board has determined to waive this requirement with respect to Capital Z (including, for such purpose, certain of its affiliates), but not with respect to Rainwater or Reservoir.

Preferred Shares

         On April 4, 2002, in a private placement, the Company issued 7,500 shares of Series A Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series Al (Al Preferred Shares) and 2,500 shares allocated to sub-series A2 (A2 Preferred Shares); the issuance of 5,000 shares of Series B Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 (B1 Preferred Shares) and 1,666.667 shares allocated to Series B2 (B2 Preferred Shares); and 2,500 shares of Series C Preferred Shares, allocated to two sub-series of shares, 1,666.667 shares allocated to Series Cl (Cl Preferred Shares) and 833.333 shares allocated to Series C2 (C2 Preferred Shares). The material terms and provisions of the rights, preferences and privileges of the Preferred Shares and Convertible Common Shares are contained in the Description of Stock for Series A Convertible Voting Preferred Shares, Series B Convertible Voting Preferred Shares, Series C Convertible Voting Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares. At December 31, 2002, there were 15,908 preferred shares outstanding.

         For each series, each Preferred Share, in whole or in part, is convertible at any time at the option of the holder into Convertible Common Shares for such series. The number of Convertible Common Shares per Preferred Share issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the Preferred Shares plus accrued but unpaid dividends thereon, by the conversion price then in effect. The initial conversion price was $15.69. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional Common Shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12 million of further development. At December 31, 2002, the Company has incurred $2.9 million of net adverse development above this $7 million threshold resulting in an adjusted conversion price of $15.49.

         Al Preferred Shares, Bl Preferred Shares and Cl Preferred Shares will be mandatorily convertible into Class A Common Shares, Class B Common Shares and Class C Common Shares, respectively, on the third anniversary of the date of issuance, and all remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on the sixth anniversary of the date of issuance. The conversion price used in connection with the mandatory conversion of Al Preferred Shares, B1 Preferred Shares and Cl Preferred Shares includes price protection. Notwithstanding the foregoing, on any conversion date, to the extent necessary to prevent the initial Purchasers of Preferred Shares and their affiliates from owning more than 49.9% of the capital shares of the Company following conversion, we shall have the right (but not the obligation) to make a cash payment in lieu of Convertible Common Shares equal to the fair market value of the Convertible Common Shares that would have been received in excess of the 49.9% limitation in connection with any conversion, plus an additional tax gross-up amount to take into account in appropriate circumstances the difference between the federal income tax rate on long-term capital gains and the federal ordinary income tax rate that might apply to the recipient on the receipt of a cash payment in lieu of Convertible Common Shares.

Convertible Common Shares

         Except as otherwise provided, each class of Convertible Common Shares shall have the same rights, preferences and restrictions as Common Shares. The Convertible Common Shares shall automatically convert into Common Shares on a one-for-one basis upon a transfer of record ownership thereof to any person other than the original purchasers, or any of their respective affiliates or limited partners (including, without limitation, in connection with a public offering of such shares), or a person approved by our Board of Directors in its sole discretion. Convertible Common Shares may be converted at the option of the holder thereof into Common Shares on a one-for-one basis at any time that such holder would be entitled to vote Preferred Shares generally in the election of directors in accordance with the Description of Stock.

         The aggregate purchase price paid for the shares of Preferred Stock issued totaled $150 million. The Company's shareholders approved the issuance on February 12, 2002.

Item 6.  Selected Financial Data.

                                                                        Year Ended December 31,
                                                    ---------------------------------------------------------------
                                                         2002         2001         2000         1999          1998
($000's except per share data and ratios)               (1)(5)         (1)          (1)        (1)(2)      (1)(2)(5)
                                                    -----------  -----------  -----------  -----------  ------------
Income Statement Data:
Gross premiums written                              $   366,768  $   290,213  $   268,990  $   221,349  $   136,215
Premiums ceded                                          (72,285)    (135,735)     (96,289)     (82,504)     (47,521)
                                                    -----------  -----------  -----------  -----------  ------------
Net premiums written                                    294,483      154,478      172,701      138,845       88,694
Change in unearned premiums                             (25,123)       7,647      (12,495)     (10,342)       3,692
                                                    -----------  -----------  -----------  -----------  ------------
Net premiums earned                                     269,360      162,125      160,206      128,503       92,386
Net investment income                                    24,893       30,036       30,037       47,173       19,612
Net realized investment gains (losses)                    8,981        4,023        3,191       (3,766)      (5,158)
Management fees                                           3,432        5,786        5,483        3,590        2,172
                                                    -----------  -----------  -----------  -----------  ------------
   Total revenues                                       306,666      201,970      198,917      175,500      109,012
                                                    -----------  -----------  -----------  -----------  ------------

Losses and loss expenses incurred                       126,862      151,703      137,765      159,259       57,793
Commissions and brokerage                                53,391       30,350       34,899       27,702       20,563
Other operating expenses                                 32,454       29,606       35,407       30,053       19,313
Interest expense                                          2,939        4,424        4,778        3,915        1,395
Minority interest in consolidated subsidiary              8,646        8,877        8,875        8,790        8,928
                                                    -----------  -----------  -----------  -----------  ------------
   Total losses and expenses                            224,292      224,960      221,724      229,719      107,992
                                                    -----------  -----------  -----------  -----------  ------------

Income (loss) before income taxes and cumulative
   effect of accounting change                           82,374      (22,990)     (22,807)     (54,219)       1,020
Income tax provision (benefit)                           17,829       (4,704)     (12,007)     (12,775)      (1,659)
                                                    -----------  -----------  -----------  -----------  ------------
Income (loss) before cumulative effect of
   accounting change                                     64,545      (18,286)     (10,800)     (41,444)       2,679
Cumulative effect of accounting change, net of tax            -          319            -         (695)           -
Net income (loss) before preferred stock dividend   $    64,545  $   (17,967) $   (10,800) $   (42,139) $     2,679
                                                    ===========  ===========  ===========  ===========  ===========
Preferred stock dividends                                 9,077            -            -            -            -
                                                    -----------  -----------  -----------  -----------  ------------
Net income (loss) available to common stockholders  $    55,468  $   (17,967) $   (10,800) $   (42,139) $     2,679
                                                    ===========  ===========  ===========  ===========  ===========

                                                                        Year Ended December 31,
                                                    ---------------------------------------------------------------
                                                         2002         2001         2000         1999          1998
($000's except per share data and ratios)               (1)(5)         (1)        (1)(2)       (1)(2)       (1)(2)(5)
                                                    -----------  -----------  -----------  -----------  ------------
Ratio of earnings to fixed charges (3)                    7.44         -            -            -             1.09
Ratio of earnings to combined fixed charges and
   preferred dividends (3)                                3.90         -            -            -             1.09

Basic earnings per common share:
   Income (loss) before cumulative effect of
      accounting change and preferred stock
      dividends                                     $     5.47   $    (1.58)  $    (0.95)  $    (3.58)   $     0.20
   Cumulative effect of accounting change                 -            0.03         -           (0.06)         -
   Preferred stock dividends                             (0.77)        -            -            -             -
                                                    -----------  -----------  -----------  -----------  ------------
   Net income (loss) available to common
      stockholders                                  $     4.70   $    (1.55)  $    (0.95)  $    (3.64)   $     0.20
                                                    ===========  ===========  ===========  ===========  ===========
   Average common shares outstanding                     11,802       11,578       11,394       11,568       13,339
                                                    ===========  ===========  ===========  ===========  ===========

Diluted earnings per common share:
   Income (loss) before cumulative effect of
      accounting change                             $     3.28   $    (1.58)  $    (0.95)  $    (3.58)   $     0.20
   Cumulative effect of accounting change                 -            0.03         -           (0.06)         -
                                                    -----------  -----------  -----------  -----------  ------------
   Net income (loss)                                $     3.28   $    (1.55)  $    (0.95)  $    (3.64)   $     0.20
                                                    ===========  ===========  ===========  ===========  ===========
   Average common shares outstanding                     19,662       11,578       11,394       11,568       13,452
                                                    ===========  ===========  ===========  ===========  ===========

Cash dividends per common share                     $     0.24   $     0.24   $     0.24   $     0.64    $     1.01

Other Operating Data:
   GAAP loss ratio (4)                                   47.1%        93.6%        86.0%       123.9%         62.6%
   GAAP underwriting expense ratio (4)                   30.6         33.4         40.5         43.0          40.9
                                                    -----------  -----------  -----------  -----------  ------------
   GAAP combined ratio (4)                               77.7%       127.0%       126.5%       166.9%        103.5%
                                                    ===========  ===========  ===========  ===========  ===========

                                                                           As of December 31,
                                                    ----------------------------------------------------------------
($000's except per share data)                           2002         2001         2000          1999         1998
                                                    -----------  -----------  -----------  -----------   -----------
Balance Sheet Data:
Cash and investments                                $   805,331  $   531,233  $   505,101  $   524,303   $   490,594
Total assets                                          1,237,142    1,005,938      784,747      780,180       632,691
Losses and loss expenses                                447,829      453,705      251,619      261,551       102,592
Minority interest in consolidated subsidiary             94,335       99,530       99,525       99,521        99,517
Debt payable                                             30,000       55,000       65,000       75,000        50,000
Total stockholders' equity                              453,464      239,780      259,386      263,279       334,376
Book value per common share                              $20.33       $20.20       $21.94       $22.54        $27.13
Statutory capital and surplus:
   PXRE Reinsurance Company                         $   457,217  $   331,959  $   348,858  $   399,007   $   447,229
   PXRE Reinsurance Ltd.                                 74,500       34,332       29,982       24,598           N/A

-------------------------------------------------------------------------------------------------------------------

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

(2) In the fourth quarter of 1999, the Company changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998, amounted to a loss of approximately $140,000. This loss was charged to retained earnings during 1999 in order to report only twelve months' operating results. The U.K. operations of PXRE Limited and PXRE Managing Agency are included in the consolidated results on a one-quarter lag basis from 1997 through the third quarter of 1999.

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

(4) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from the audited consolidated statements of income of the Company prepared in accordance with GAAP.

(5) FASB issued Statement of Financial Accounting Standard ("FASB") No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. The Company has adopted the new standard effective January 1, 2002. As a result, a gain of $1.4 million on the repurchase of $5.2 million of Minority Interest in Consolidated Subsidiary was classified with net realized investment gains during 2002. A loss of $1.3 million on the repurchase of $20.4 million of PXRE's 9.75% Senior Notes in 1998 was classified as net realized investment losses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a discussion and analysis of our results of operations for the year ended December 31, 2002 compared with the years ended December 31, 2001 and 2000, and also a discussion of our financial condition at December 31, 2002. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may vary materially from the results described or implied by these forward-looking statements.

Overview

         The Company provides reinsurance products and services to a worldwide marketplace through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients, where we have been among the leading franchises for two decades. Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our reinsurance products have been, and will continue to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our clients' claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount.

         We also offer our clients property per-risk, marine and aviation reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess of loss reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property per-risk, marine and aerospace business is also written on an excess-of-loss basis with aggregate limits on our exposure to losses.

         We also provide our clients with finite reinsurance products. Finite reinsurance contracts are highly customized for each transaction. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients may share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than is expected, our finite clients may participate in this negative outcome. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us affect the profitability of the contract and the magnitude of any premium or commission adjustments.

         The Company was formed in 1999 as part of the reorganization of PXRE Delaware. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly-traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares began to trade on the New York Stock Exchange under the symbol "PXT". The reorganization also involved the establishment of a Bermuda-based reinsurance company, PXRE Bermuda, operations in Barbados through PXRE Barbados, and the formation of a reinsurance intermediary, PXRE Solutions.

Background

         Following a diversification effort into Lloyd's and the casualty sectors during the soft reinsurance market of the late 1990's, we decided to exit these businesses during 2000 and 2001, and are today focused on our traditional core property reinsurance operations. While our core businesses are volatile due to significant potential loss severity, we have been a successful underwriting organization over the long term. This proven expertise in some of the most dynamic areas of the reinsurance sector represents an opportunity to achieve particularly strong financial results in the current favorable phase of the underwriting cycle.

         We conduct our business primarily through our principal operating subsidiaries, PXRE Reinsurance, PXRE Bermuda, PXRE Barbados, PXRE Solutions, and PXRE Europe. PXRE Reinsurance is a broker-market reinsurer with approximately $457.2 million of statutory capital and surplus as of December 31, 2002, which principally underwrites treaty reinsurance for property (including marine and aerospace) and casualty risks. PXRE Reinsurance is licensed, accredited or permitted to transact business in all states and the District of Columbia, Puerto Rico, Bermuda, Colombia and Mexico.

         PXRE Bermuda is a broker-market reinsurer with approximately $74.5 million of statutory capital and surplus as of December 31, 2002, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks. PXRE Bermuda's reinsurance business is also supported by a parental guarantee from the Company and an aggregate excess of loss reinsurance treaty from PXRE Reinsurance that provides $80 million of reinsurance protection. PXRE Bermuda is not licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

         PXRE Barbados was licensed as an insurance company under Barbados' Insurance Act, 1996 and its name was changed from PXRE (Barbados) Ltd. to PXRE Reinsurance (Barbados) Ltd. It is not licensed nor admitted as an insurer in any jurisdiction other than Barbados. PXRE Barbados provides finite reinsurance coverages to clients and provides reinsurance coverage to other PXRE entities.

         PXRE Solutions and PXRE Europe perform certain limited reinsurance intermediary activities on behalf of PXRE Reinsurance, PXRE Bermuda and PXRE Barbados.

Certain Risks and Uncertainties

General Risks and Uncertainties

         Because of exposure to catastrophes, our financial results may vary significantly from period to period.

         As a reinsurer of property catastrophe-type coverages in the worldwide marketplace, our operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. While we may, depending on market conditions, purchase catastrophe retrocessional coverage for our own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on our results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

         We may be overexposed to losses in certain geographic areas for certain types of catastrophe events.

         As we underwrite risks from a large number of insurers based on information generally supplied by reinsurance brokers, we may develop a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. We have developed systems and software tools to monitor and manage the accumulation of our exposure to such losses and have established guidelines for maximum tolerable losses from a single event or multiple catastrophic events based on historical data. However, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

         We operate in a highly competitive environment.

         The reinsurance industry has been consolidating in recent years through mergers and other acquisitions. We compete with numerous companies, many of which have substantially greater financial, marketing and management resources. The level of competition has increased in the wake of the September 11, 2001 terrorist attacks with the formation of a number of large and well-capitalized Bermuda reinsurance companies. In addition, a number of our pre-existing competitors were successful in raising substantial levels of additional capital. Although we increased our capital as well, we remain smaller than most of our competitors.

         Reinsurance prices may decline, which could affect our profitability.

         Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and levels of surplus capacity. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. Our recent, and anticipated, growth relates in part to improved industry pricing. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, our profitability could be adversely affected.

         Our investment portfolio is subject to significant market and credit risks which could result in an adverse effect on our financial results.

         Our invested assets consist primarily of fixed maturities and a diversified portfolio of hedge funds, and to a lesser extent mezzanine bond and equity limited partnerships, and short-term investments. These investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Although we seek to preserve our capital, we have invested in a portfolio of hedge funds and other privately held securities. These investments are designed to provide diversification of risk; however, such investments entail substantial risks. Portfolio performance may be adversely impacted by equity and credit market conditions. There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on us. To our knowledge, few other publicly-traded reinsurers follow our strategy of investing a significant portion of invested assets in hedge funds and other privately held securities. See "Investments."

         Our portfolio of hedge funds and other privately held securities is subject to some or all of the following categories of risk: leverage; concentration of investments; lack of liquidity; market fluctuations; interest rate risk; prepayment risk; extension risk; currency fluctuations; credit risk of the securities issuer; yield curve risk; political risk for emerging market investments; and spread risk between two or more similar securities. In addition, we are subject to: (a) counter-party risk, (b) the risk when transactions settle on foreign exchanges, the protections afforded on U.S. exchanges will be absent, (c) the risk of exchange controls and (d) the risk that one or more of our hedge fund managers mishandle trading, hedging or deviates from the agreed upon strategy, resulting in loss.

         A decline in the rating assigned to our claim-paying ability may impact our potential to write new and renewal business.

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

         U.S. taxing authorities could contend that the Company's and its non-U.S. subsidiaries are subject to U.S. corporate income tax.

         The Company and its non-U.S. subsidiaries intend to operate their business in a manner that will not cause them to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that will not cause them to be doing business through a permanent establishment in the United States) and, thus, will not subject them to U.S. federal corporate income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income, dividends from PXRE Delaware to PXRE Barbados and excise taxes on reinsurance premiums). However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the U.S. Internal Revenue Service will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business, or carrying on business through a permanent establishment in the United States.

         In March 2002, two bills were proposed in the U.S. House of Representatives that sought to prevent so-called "corporate inversion" transactions. Under these bills, a foreign corporation would be taxed as a U.S. domestic corporation under the Internal Revenue Code if it became a foreign corporation as a result of an "inversion transaction" under the bill proposed by Representative McInnis or "corporate expatriation transaction" under the bill proposed by Representative Neal. As originally drafted, the McInnis bill would only apply to transactions completed after December 31, 2001. Commencing with the 2004 tax year, the Neal bill would apply to "corporate expatriation transactions" that occurred prior to September 11, 2001. It is unclear whether our 1999 reorganization would be treated as a "corporate expatriation transaction" under the Neal bill as originally drafted. Neither bill was acted on in 2002.

         In January 2003, two bills were introduced in the Senate (S.9 by Sen. Daschle and S.135 by Sen. Dayton), which would treat certain foreign corporations created through inversion transactions as domestic corporations. In February 2003, Senators Reid and Levin introduced a bill into the Senate that closely mirrors Representative Neal's 2002 bill.

         We are unable to predict whether such a legislative effort would be successful, what form any such legislation could ultimately take and what impact any such legislation would have on us. If the Company or any of its non-U.S. subsidiaries were subject to U.S. income tax, the Company's stockholders' equity and earnings could be materially adversely affected.

         We may be adversely effected by interest rate changes.

         Our operating results and book value depend in part on the performance of our investment portfolio. Our investment portfolio contains interest sensitive instruments, such as bonds and mortgage-backed securities, which may be adversely affected by changes in interest rates. Changes in interest rates could also cause a potential underperformance in our finite coverages and shortfalls in cash flows necessary to pay fixed rate amounts due to finite contract counterparties.

         Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

         We may be adversely effected by foreign currency fluctuations.

         Premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. We are exposed to the possibility of significant claims in currencies other than U.S. dollars. While we hold positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations, we currently do not hedge our currency exposures before a catastrophic event that may produce a claim.

         We may be unable to obtain extensions of work permits for our employees, which may cause our business to be adversely effected.

         Under Bermuda law, non-Bermudians may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. A significant number of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely effected.

         Because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely effect us.

         We market our reinsurance products worldwide exclusively through reinsurance brokers. Five, four and four brokerage firms accounted for 84%, 60%, and 56% of our gross premiums written for the years ended December 31, 2002, 2001, and 2000, respectively. Approximately 31%, 16%, 13%, 13%, and 11% of gross premiums written in fiscal year 2002 were arranged through Pegasus Advisors-Towers Perrin Reinsurance, the worldwide branch offices of Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.), Benfield Greig Ltd., Aon Group Ltd., and Willis Re. Inc., respectively. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on our business.

         Our reliance on reinsurance brokers exposes us to their credit risk.

         In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). In some jurisdictions, if a broker failed to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a degree of credit risk associated with brokers around the world.

         Retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms.

         In order to limit the effect of large and multiple losses upon our financial condition, we buy reinsurance for our own account. This type of insurance is known as retrocessional reinsurance. From time to time, market conditions have limited, and in some cases have prevented reinsurers from obtaining the types and amounts of reinsurance, which they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in prior years.
         A retrocessionaire's insolvency or its inability or unwillingness to make payments under the terms of a retrocessional reinsurance treaty with us could have a material adverse effect on us. Therefore our retrocessions subject us to credit risks because the ceding of risk to retrocessionaires does not relieve us of our liability to our clients.


Certain Risks and Uncertainties Relating to Critical Accounting Policies

         The Company's financial statements disclose in footnotes its significant accounting policies. Certain of these policies are critical to the portrayal of the Company's financial condition and results since they require management to establish estimates based on complex and subjective judgments. The Company's critical accounting policies include liabilities for loss and loss expenses, assumed and ceded premiums and investments.

         Loss and Loss Expenses

         As a property catastrophe reinsurer, our estimations of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses such as casualty risks. In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and stockholders' equity. Additionally, as a consequence of our emphasis on property reinsurance, we may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

         In reserving for non-catastrophe losses from recent years, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes by contract. We consider historical loss ratios for each line of business and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. We also utilize information provided by our clients when we reserve heterogeneous lines by selecting expected loss ratios based upon loss ratio projections from pricing analyses. As experience emerges, we will revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

         In reserving for catastrophe losses, our estimates are initially influenced to a significant degree by industry catastrophe models and underwriting information provided by our clients. This can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our company development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on the average estimate of the cost of this storm by two major catastrophe modelers, which was approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross reserve loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at December 31, 2002 for this event was $66.0 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 111%.

         Excluding the extraordinary development of French Storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of stockholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

         In addition, the risk for recent underwriting years includes the increased casualty exposures assumed by us through our casualty and finite business. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given our limited experience in the casualty and finite business we do not have established historical loss development patterns that can be used to establish these loss liabilities. We must therefore rely on the inherently less reliable historical loss development patterns reported by our clients and industry loss development data in calculating our liabilities.

         In 2002, we experienced net adverse development of $25.4 million for prior-year loss and loss expense, $16.9 million of which was due to loss development in our Exited Lines segment relating primarily to the 2000 and 2001 underwriting years. Adverse development of $16.7 million was primarily caused by larger than expected reported claims under our direct reinsurance contracts and corroborated by revised industry data. We ceased underwriting this business in September 2001. Our current estimate of net loss and loss expense liabilities for our Exited Lines segment is $103.3 million, which represents our best estimate from a range of estimates provided by alternate actuarial assumptions and methods. The low and high end of a range of reasonable loss reserves for our Exited Lines is $10 million below and $11.1 million above our current loss and loss expense estimate. On an overall basis, our current estimate of net loss and loss expense liabilities for all segments as of December 31, 2002 is $240.4 million which represents our best estimate from a range of estimates provided by alternate actuarial assumptions and methods. The low and high end of a range of reasonable loss reserves for all segments is $16.1 million below and $17.1 million above our current loss and loss expense estimate.

         Assumed and Ceded Premiums

         Our premiums on reinsurance business assumed are recorded as earned on a pro-rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. These estimates are based on information from brokers and are subject to change as new information becomes available. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

         The premiums on reinsurance business ceded are recorded as incurred on a pro-rata basis over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under GAAP, we are not permitted to establish reserves for potential additional premiums or record such amounts until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums. As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums. Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business. No assurance can be given, however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums. For example, in the case of the September 11, 2001 terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of net additional premiums and reinstatement premiums due to that loss.

         Investments

         Fair values for our investments in hedge funds and other privately held fixed income and equity securities generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager's business. Such valuations may differ significantly from the values that would have been used had readily available markets existed and the differences could be material.

         We utilize the valuations provided to us by managers of our hedge funds and other privately held fixed income and equity securities in preparing our financial statements. The carrying values used in such financial statements may not reflect the value we receive when liquidating our investment in a hedge fund or other privately held security. If liquidity is by redemption, the valuations supplied quarterly by the manager of the hedge fund or other privately held security will generally be the values used by the manager to set the redemption prices. However, to the extent a manager has discretion in pricing holdings, should substantial redemptions occur in a limited period of time, that discretion may be used to price at lower values than would otherwise be used, thus reducing the redemption price. If liquidation of our investment occurs by virtue of a liquidation of a hedge fund or other privately held securities, we may receive substantially less than the valuation method used by the manager because the valuation method used by the manager is unlikely to use liquidation values. Accordingly, the estimated fair value of our hedge fund and other privately held investments does not necessarily represent the amount that could be realized upon future sale, including in the event we need liquidity to fund catastrophic losses.

         We regularly monitor the difference between the estimated fair value of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or "other than temporary". If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in our stockholders' equity. If we believe the decline is "other than temporary", we write down the carrying value of the investment and record a realized loss on our statement of income and comprehensive income. We formally review each quarter the largest unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is other than temporary we pay particular attention to those trading at 80% or less of face value, and those investments that have been downgraded by any of the major ratings agencies in the period, general market conditions, and the status of principal and interest payments. If we conclude that a decline is other than temporary we recognize a realized investment loss for the impairment. In 2002, we recognized $0.7 million of impairment losses.

         Because our investment strategy is to invest a significant portion of our investment portfolio in hedge funds and other privately held securities, which are accounted for under the equity method, net realized and unrealized gains (losses) on such investments may have a greater effect on our results of operations at the end of any reporting period than would be the case for other insurance and/or reinsurance companies.

Comparison of 2002 with 2001

         For the year ended December 31, 2002, net income was $64.5 million compared to a net loss of $18.0 million for 2001. The diluted net income per common share was $3.28 for 2002 compared to a diluted net loss per share of $1.55 for 2001, based on diluted average shares outstanding of approximately
19.7 million in 2002 and 11.6 million in 2001.

         Gross and net written premiums for 2002 and 2001 were as follows:

                                         Year Ended December 31,
                                 ----------------------------------
                                                                      % Increase
($000's)                               2002               2001        (Decrease)
                                 ------------      -----------------  ----------
Gross premiums written           $    366,768      $     290,213         26%
Reinsurance premiums ceded             72,285            135,735        (47)
                                 ------------      -----------------
Net premiums written             $    294,483      $     154,478         91%
                                 ============      =============

         The increase in gross and net written premiums for 2002 primarily reflected growth in the Catastrophe and Risk Excess and Finite segments. Improved pricing, increased participation with long-standing clients and substantial amounts of new business in our core Catastrophe and Risk Excess segments resulted in a 72% increase in net premiums written during 2002, before the effects of excess of loss reinsurance ceded, in this key segment as compared to the prior year. The Finite segment increased 205% during 2002 versus the prior year on a net written basis primarily due to one large finite reinsurance contract. With respect to our Finite segment, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned from period to period. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. Therefore, we expect that the Finite segment premiums written and earned will vary widely from period to period as a result of this strategy. The Exited Lines segment decreased 87% on a net written basis compared to the prior year. Since we have decided to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we do not expect to report material premiums written and earned in the Exited Lines segment during 2003. On an overall basis, reinsurance premiums ceded decreased in 2002 by $63.5 million or 47% as compared to 2001. If additional reinsurance premiums ceded of $56.6 million in connection with the September 11, 2001 terrorist attacks are excluded, the decrease is only $6.9 million or 8.7%.

         Finite contracts that do not meet accounting requirements of SFAS No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. We have entered into contracts in 2001 and 2002 that have $38.1 million of deposit liabilities to ceding companies at December 31, 2002 on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Re that are accounted for as deposits pursuant to SFAS No. 113 and other accounting literature, totaling $21.4 million in deposit assets including investment income earned to December 31, 2002. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

         Gross premiums earned for 2002 increased 19% to $349.3 million from $293.4 million in 2001. Net premiums earned for 2002 increased 66% to $269.4 million from $162.1 million for 2001. The Catastrophe and Risk Excess segment increased 67% on a net earned basis, before the effects of excess of loss reinsurance ceded, while the Finite segment increased 76% on a net earned basis versus the prior year. The Exited Lines segment experienced a decrease of 57% on a net earned basis during 2002 compared to 2001.

         A summary of our 2002 and 2001 net premiums written and earned by business segment is included in Note 10 to the Consolidated Financial Statements.

         Management fee income from all sources for the year ended December 31, 2002 decreased 41% to $3.4 million from $5.8 million for 2001, reflecting the reduction in the share of business ceded to quota share reinsurers, and the effect of the September 11, 2001 terrorist attacks.

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (including commission and brokerage and other operating expenses, reduced by management fees, if any) by net premiums written for purposes of SAP and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis. The following table summarizes the loss ratio, expense ratio and combined ratio for the years ended December 31, 2002 and 2001, respectively:

  (%)                                        Year Ended December 31,
  ---                                      ------------------------------
                                            2002                    2001
                                           ------                  ------
Loss ratio                                  47.1                    93.6
Expense ratio                               30.6                    33.4
                                           ------                  ------
Combined ratio                              77.7                   127.0
                                           ======                  ======

         Our loss ratio was 47.1% for the year ended December 31, 2002 reflecting reduced loss activity. The only significant catastrophe in 2002 was a $17.8 million loss arising from the European floods. The year ended December 31, 2001 was impacted by the September 11, 2001 terrorist attacks and the sinking of the Petrobras Oil Rig. Our loss ratio for the year ended December 31, 2002 reflected incurred losses in connection with significant catastrophe and risk excess losses of $33.4 million gross and $24.1 million net for the 2002 and prior accident years. Our loss ratio for the year ended December 31, 2001 reflected incurred losses in connection with significant catastrophe and risk excess losses of $225.8 million gross and $56.0 million net for the 2001 and prior accident years.

         During 2002, we experienced net adverse development of $25.4 million for prior-year loss and loss expenses, $16.9 million of which was due to loss development on our Exited Lines segment relating primarily to the 2000 and 2001 underwriting years. Adverse development of $16.7 million was primarily caused by larger than expected reported claims under our direct reinsurance contracts, corroborated by revised industry data. The loss ratio for 2001 was adversely affected by net development of $17.9 million for prior-year loss and loss expenses primarily due to strengthening of reserves in casualty, marine and aerospace lines of business, and development on a number of historical catastrophe events.

         The most significant factor affecting our results in 2001 was the losses arising from the terrorist attacks on September 11, 2001. Our estimated net loss after-tax arising from the September 11, 2001 terrorist attacks was $32.6 million or $2.82 per diluted share for 2001. During 2002 the net loss after tax decreased to $31.9 million. This loss estimate was developed through a contract-by-contract review of our entire book of business and assumed full-limit losses on all reinsurance contracts deemed affected except where credibly advised to the contrary by our clients. The following table describes the impact of the September 11, 2001 terrorist attacks on the year ended December 31, 2001:


                                                                                  Results Excluding
                                                             September 11th        September 11th
($000's)                             Results as Reported          Event                 Event
                                     -------------------   -----------------     -----------------
Gross premiums written                 $ 290,213               $  30,290            $ 259,923
Net premiums written                     154,478                 (26,295)             180,773

Net premiums earned                      162,125                 (26,295)             188,420
Management fees                            5,786                     856                4,930

Net losses incurred                      151,703                 (26,070)             125,633
Commission and brokerage                  30,350                  10,557               40,907
                                     -------------------   -----------------     -----------------
Underwriting results before taxes      $ (14,142)              $ (40,952)           $  26,810
                                     ===================   =================     =================

         Gross losses and loss expenses arising from the September 11, 2001 terrorist attacks totaled $181.7 million at December 31, 2001. This gross loss was reduced by specific and corporate retrocessional recoverables of $155.6 million. In this regard, proportional and specific excess coverages provided recoveries of $65.3 million and our general corporate excess of loss coverages provided a further benefit of $90.3 million. The net result of these covers reduced our gross loss from $181.7 million to $26.1 million. Many of these retrocessional covers on both an assumed and ceded basis have either reinstatement or additional premiums, resulting in a net premium reduction of $26.3 million. These additional costs are partially reduced by approximately $11.4 million of lower commission and brokerage expense and increased management fees, bringing the net impact to approximately $41 million before tax. As of March 1, 2003, approximately 91% of our September 11, 2001 related reinsurance recoverables are either fully collateralized or reside with entities rated "A-" or higher.

         The expense ratio was 30.6% for 2002 compared with 33.4% for 2001. This decrease is largely due to an increase in premiums earned. The commission and brokerage ratio, net of management fee income, was 18.6% for 2002, compared with 15.2% in 2001. The operating expense ratio was 12.0% for 2002 compared with 18.3% for 2001. As a result of the above, our combined ratio was 77.7% for 2002 compared with a combined ratio of 127.0% for 2001.

         Other operating expenses increased 10% to $32.5 million for 2002 from $29.6 million in 2001. The increase primarily reflects incentive compensation expense, that varies with return on equity, to be paid under the Company's Restated Employee Annual Incentive Bonus Plan and costs incurred in connection with the establishment of a reinsurance facility with P-1 Re Ltd, an exempted Bermuda Class 3 insurance company.

         Underwriting operations as described in Note 10 to the Consolidated Financial Statements include premiums earned, losses incurred and commission and brokerage net of management fees, but do not include investment income, realized gains or losses, interest expense, operating expenses, unrealized foreign exchange gains or losses on losses incurred, or management fees for Lloyd's syndicate agency management.

         The Catastrophe and Risk Excess underwriting portfolio can be characterized on a longer term basis as being comprised of coverages involving higher margins and greater volatility than other coverages written by PXRE.

         Interest expense decreased to $2.9 million for 2002 compared to $4.4 million in 2001. The decrease in interest expense primarily relates to repayment of $25 million on our primary bank credit facility in 2002, on March 31, 2002 by $10 million, April 4, 2002 by $10 million and July 1, 2002 by $5 million (as described under "Liquidity and Capital Resources") reducing the outstanding amount to $30 million on December 31, 2002 from $55 million as of December 31, 2001. The interest rate on the $30 million outstanding is fixed at 7.34% as a result of a cash flow hedge interest rate swap that is part of PXRE Delaware's Credit Agreement with a syndicate of lenders. Included in other comprehensive income is a decrease in the fair value of the cash flow hedge at December 31, 2002 of $0.2 million, net of tax. We incurred minority interest expense amounting to $8.6 million and $8.9 million related to our 8.85% Capital Trust Pass-through Securitiessm (TRUPSsm) during 2002 and 2001, respectively (see "Liquidity and Capital Resources" below for a full description of the TRUPSsm).

         Net investment income for the year ended December 31, 2002 declined 17% to $24.9 million from $30 million for 2001, primarily as a result of an increase in interest expense related to funds held in connection with certain finite reinsurance transactions as compared to the prior year. Investment income related to the fixed maturity and short-term investment portfolios increased to $24.3 million for 2002 from $19.0 million in 2001 primarily due to an increase in invested assets attributable to the proceeds of the Preferred Stock issuance as well as cash flow from operations. The fixed maturity portfolio book yield for the year ended December 31, 2002 was approximately 4.5% compared to 5.8% during 2001. Investment income related to our hedge fund portfolio decreased to $7.2 million in 2002 from $10.4 million in 2001. Investment in hedge funds produced a return of 7% for the year ended December 31, 2002 compared with 9% in 2001. In addition, during 2002, we recognized $3.0 million related to a special distribution by one of our alternative investments and $1.5 million in interest related to the judgment entered in our favor in our lawsuit against Terra Nova.

         Investment income was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $24.9 million as of December 31, 2002, for which we have recognized $1.7 million of investment income for the year ended December 31, 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $122.2 million due to reinsurers as of December 31, 2002, for which we recognized a charge to investment income of $9.8 million during the year ended December 31, 2002. On a net basis, this charge to investment income was only $3.2 million, representing the difference between the stated investment return under the contracts and the overall yield achieved on our total investment portfolio for such period. The weighted average contractual investment return on the funds held by PXRE is 7.8% and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be 7 years on a weighted average basis.

         Net realized investment gains for 2002 were $9.0 million compared to gains of $4.0 million for 2001. This increase resulted primarily due to the liquidation of bonds in 2002 to implement our decision to shorten the duration of our fixed income portfolio. Included in the 2002 net realized investment gains were gains of $1.4 million realized on the repurchase of $5.2 million of our TRUPSsm Securities.

         Our London operations, which are winding down, resulted in a loss before taxes of $1.3 million for 2002 compared to a loss before taxes of $6.5 million in 2001.

         We recognized a tax expense of $17.8 million in 2002 compared to a benefit of $4.5 million in 2001. The tax expense for the year ended December 31, 2002 differed from the statutory rate primarily due to the mix of business between the U.S. and Bermuda, as well as tax-exempt income.

Comparison of 2001 with 2000

         For the year ended December 31, 2001, the net loss was $18.0 million compared to a net loss of $10.8 million for 2000. The diluted net loss per common share was $1.55 for 2001 compared to a diluted net loss per share of $0.95 for 2000, based on diluted average shares outstanding of approximately
11.6 million in 2001 and 11.4 million in 2000.

         The most significant factor affecting our results in 2001 was the losses arising from the terrorist attacks on September 11, 2001. Our estimated net loss after tax arising from the September 11, 2001 terrorist attacks was $32.6 million or $2.82 per diluted share for the 2001 year. This loss estimate was developed through a contract-by-contract review of our entire book of business and assumed full-limit losses on all reinsurance contracts deemed affected except where credibly advised to the contrary by our clients. The following table more fully details the impact of the September 11, 2001 terrorist attacks on the year ended December 31, 2001:

                                                                                        Results Excluding
($000's)                           Results as Reported       September 11th Event      September 11th Event
                                   -------------------       --------------------      --------------------
Gross premiums written                 $ 290,213                  $  30,290                    $ 259,923
Net premiums written                     154,478                    (26,295)                     180,773

Net premiums earned                      162,125                    (26,295)                     188,420
Management fees                            5,786                        856                        4,930

Net losses incurred                      151,703                    (26,070)                     125,633
Commission and brokerage                  30,350                     10,557                       40,907
                                   -------------------       --------------------      --------------------
Underwriting results before taxes      $ (14,142)                 $ (40,952)                   $  26,810
                                   ===================       ====================      ====================

         Gross losses and loss expenses arising from the September 11, 2001 terrorist attacks totaled $181.7 million. This gross loss was reduced by specific and corporate retrocessional recoverables of $155.6 million. Approximately 93% of our September 11, 2001 related reinsurance recoverables are either fully collateralized or reside with entities rated "A" or higher. In this regard, proportional and specific excess coverages provided recoveries of $65.3 million and our general corporate excess of loss coverages provided a further benefit of $90.3 million. The net result of these covers reduced our gross loss from $181.7 million to $26.1 million. Many of these retrocessional covers on both an assumed and ceded basis have either reinstatement or additional premiums, resulting in a net premium reduction of $26.3 million. These additional costs are partially reduced by approximately $11.4 million of lower commission and brokerage expense and increased management fees, bringing the net impact to $41 million before tax.

         Written premiums for 2001 and 2000 were as follows:

                                         Year Ended December 31,
                                      -----------------------------
                                                                      % Increase
                                            2001          2000        (Decrease)
                                      --------------  ------------   -----------
($000's)
Gross premiums written                $      290,213  $     268,990        7.9%
Ceded premiums:
   Managed business participants              50,271         36,239       38.7
   Finite                                     13,573         26,814      (49.4)
   Catastrophe coverage, surplus
     reinsurance and other                    71,891         33,236      116.3
                                      --------------  -------------
   Total reinsurance premiums ceded          135,735         96,289       41.0
                                      --------------  -------------
Net premiums written                  $      154,478  $     172,701      (10.6)
                                      ==============  =============

         Gross written premiums for 2001 increased 7.9% to $290.2 million from $269.0 million for 2000, while net premiums written declined 10.6% to $154.5 million versus $172.7 million for 2000. Excluding the impact of the September 11, 2001 terrorist attacks and the Company's London operations, the Company had gross premium written growth in the catastrophe and risk excess segment and net premium written growth in the catastrophe and risk excess and finite segments. Net premiums earned for 2001 increased 1.2% to $162.1 million from $160.2 million for 2000, reflecting the September 11, 2001 terrorist attacks and cessation of London operations. Excluding the September 11, 2001 terrorist attacks and the London operations, the Company had net premiums earned growth in all segments except our Other Lines segment. Gross premiums written decreased by $31 million, net premiums written decreased by $21.6 million and net premiums earned decreased by $15.7 million in 2001 compared to 2000 as a result of the cessation of our underwriting activities in London.

         Premiums ceded to our managed business participants increased 38.7% to $50.3 million for 2001 compared with $36.2 million for 2000. The percentage increase in premiums ceded to these programs was higher than for gross premiums written due primarily to increases in reinstatement premiums ceded in connection with the September 11, 2001 terrorist attacks.

         Finite contracts that do not meet certain accounting requirements of SFAS No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. During the second quarter of 2001, we entered into contracts that have expected deposits of $35.9 million from ceding companies on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Re that are accounted for as deposits pursuant to SFAS 113 and other accounting literature, totaling $19.9 million. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

         Catastrophe coverage, surplus and other ceded premiums written increased in 2001 from 2000 primarily due to additional premiums on retrocessional protection following the September 11, 2001 terrorist attacks.

         Management fee income from all sources for the year ended December 31, 2001 increased 5.5% to $5.8 million from $5.5 million for 2000, reflecting the increase in business ceded to our managed business participants, including the effects of the September 11, 2001 terrorist attacks.

         Our loss ratio was 93.6% for the year ended December 31, 2001 compared with 86% for 2000. Excluding the effects of the September 11, 2001 terrorist attacks, our loss ratio was 66.7%. Our loss ratio for the year ended December 31, 2001 reflected incurred catastrophe and risk excess losses of $225.8 million gross and $56 million net for the 2001 and prior accident years. Our loss ratio for 2000 reflected incurred catastrophe and risk excess losses of $78.1 million gross and $51.9 million net.

         Significant catastrophe and risk losses affecting the year ended December 31, 2001 loss incurred are as follows:

                                                       Amount of Losses
                                               ---------------------------------
   Loss Event                                    Gross                  Net
   ----------                                  -----------           -----------
($000's)
September 11, 2001 Terrorist Attacks           $   181,671           $    26,070
Petrobras Oil Rig Disaster                          16,779                11,596

         Significant catastrophe and risk losses affecting the year ended December 31, 2000 loss incurred are as follows:

                                                       Amount of Losses
                                               ---------------------------------
   Loss Event                                    Gross                  Net
   ----------                                  -----------           -----------
($000's)
French Storm Martin                            $    33,940           $    25,446
French Storm Lothar                                 27,197                17,961

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

         The underwriting expense ratio was 33.4% for 2001 compared with 40.5% for 2000. Excluding the September 11, 2001 terrorist attacks, the expense ratio was 34.8%. The commission and brokerage ratio, net of management fee income, was 15.2% for 2001, compared with 18.4% in 2000. Excluding the September 11, 2001 terrorist attacks, the commission and brokerage ratio, net of management fee income, was 19.1% for 2001, compared with 18.4% for 2000. The operating expense ratio was 18.3% for 2001 (15.7% excluding the September 11, 2001 terrorist attacks), compared with 22.1% for 2000. The decrease largely reflected the expense savings associated with the termination of our Lloyd's operations. As a result of the above, our combined ratio was 127.0% for 2001 (101.5% excluding the September 11, 2001 terrorist attacks) compared with a combined ratio of 126.5% for 2000.

         Other operating expenses decreased 16.4% to $29.6 million for 2001 from $35.4 million in 2000. The decrease was primarily related to the expense savings associated with the termination of our Lloyd's operations. Included in other operating expenses were foreign currency exchange losses of $0.7 million for 2001 compared to losses of $0.6 million for 2000.

         During 2001, interest expense decreased to $4.4 million compared to $4.8 million in 2000. The decrease in interest expense reflects the repayments of $10 million on our primary credit facility at each of March 31, 2001 and 2000 (as described under "Liquidity and Capital Resources"). As of December 31, 2001, $55 million remains outstanding under this credit facility. The interest rate on $36.7 million of the $55 million outstanding is fixed at 6.34% as a result of a cash flow hedge interest rate swap. The interest rate on the remaining $18.3 million outstanding is variable and was 3.59% at December 31, 2001. This is part of PXRE Delaware's Credit Agreement with a syndicate of lenders. In addition, the Company recorded income of $0.3 million, after tax in the first quarter of 2001, for the cumulative effect of adoption of a change of accounting principle under SFAS No. 133. Included in other comprehensive income is a decrease in the fair value of the cash flow hedge for the period from July 1, 2001 to December 31, 2001 of $0.7 million, net of tax. We incurred minority interest expense amounting to $8.9 million related to our $100 million of 8.85% TRUPSsm during 2001 and in 2000 (See "Liquidity and Capital Resources" below for a full description of the TRUPSsm).

         Net investment income of $30 million for 2001 was virtually unchanged from 2000. Our pre-tax gross annualized investment yield based on quarterly investment balances was 6.3% for 2001 compared with 6.1% for 2000, both calculated using amortized cost and investment income before interest expense on funds held and investment expenses. Interest expense on funds held amounted to $2.2 million in the fourth quarter representing an allocation of investment income principally in relation to reinsurance recoveries arising from the September 11, 2001 terrorist attacks. Net realized investment gains for 2001 were $4 million, compared to gains of $3.2 million for 2000, resulting from the liquidation of bonds in 2001 to raise cash in preparation for paying claims from the September 11, 2001 terrorist attacks. In 2000, realized gains included a $1.5 million gain from the sale of Transnational Insurance Company.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with our indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay, within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside our control, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2003, without regulatory approval, is $45.7 million. During 2002, $29.4 million in dividends were paid by PXRE Reinsurance.

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

         As a Class 3 insurer, PXRE Bermuda also is prohibited, without the approval of the Supervisor of Insurance, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements. If it appears to the Supervisor of Insurance that there is a risk of the insurer becoming insolvent or that it is in breach of the Act or any conditions imposed upon its registration, the Supervisor may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit. At December 31, 2002, the statutory capital and surplus of PXRE Bermuda was estimated to be $74.5 million and the amount required to be maintained was estimated to be $12.4 million.

         Under Barbados law, PXRE Barbados may only pay a dividend out of the realized profits. PXRE Barbados may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and the stated capital accounts maintained in respect of all classes of shares.

         Dividends and other permitted payments from PXRE Delaware to PXRE Barbados are expected to be subject to U.S. withholding taxes at the rate of 5% (reduced from 30% under the tax convention between the United States and Barbados) and (based on source of insurance business) an effective corporate income tax rate of 2.8% after giving effect to a 93% tax credit.

         In the event the amount of dividends available, together with other sources of funds, is not sufficient to permit us to meet our debt service and other obligations and to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to the payment of additional dividends by PXRE Reinsurance or the approval of the Bermuda Supervisor of Insurance prior to the payment of additional dividends by PXRE Bermuda. If such approvals were not obtained, we would have to adopt one or more alternatives, such as refinancing or restructuring our indebtedness or seeking additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In the event that we were unable to generate sufficient cash flow and were otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable together with accrued and unpaid interest.

         On April 4, 2002, the Company raised $150 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). The Preferred Share Investment occurred pursuant to a Share Purchase Agreement, dated as of December 10, 2001, between the Company and Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P. (together with Capital Z Financial Services Fund II, L.P., "Capital Z"), Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. (together with Reservoir Capital Master Fund, L.P., "Reservoir") and Richard E. Rainwater ("Rainwater") (each of Capital Z, Reservoir and Rainwater, a "Purchaser", and together, the "Purchasers"). The Preferred Share Investment involved the issuance of 7,500 shares of Series A Preferred Shares, allocated to two sub-series of shares, 5,000 shares allocated to sub-series A1 (A1 Preferred Shares) and 2,500 shares allocated to sub-series A2 (A2 Preferred Shares); the issuance of 5,000 shares of Series B Preferred Shares, allocated to two sub-series of shares, 3,333.333 shares allocated to Series B1 (B1 Preferred Shares) and 1,666.667 shares allocated to Series B2 (B2 Preferred Shares); and 2,500 shares of Series C Preferred Shares, allocated to two sub-series of shares, 1,666.667 shares allocated to Series C1 (C1 Preferred Shares) and
833.333 shares allocated to Series C2 (C2 Preferred Shares). The Company's common shareholders approved the transaction on February 12, 2002.

         The issuance of the Preferred Shares is not expected to have a material effect on our liquidity during the three-year period following the issuance. In this regard, the Preferred Shares will be entitled to receive, when, as and if declared by our Board of Directors and to the extent of funds legally available for the payment of dividends, cumulative dividends per share at the rate per annum of 8% of the sum of the stated value on each share plus any accrued and unpaid dividends thereon, payable on a quarterly basis. To the extent such dividends are not paid when due, dividends shall be payable and accrue at the rate of 10% per annum compounded quarterly until paid. Such dividends, if declared by our Board of Directors, shall be payable in additional Preferred Shares prior to the third anniversary of the closing and cash thereafter. We, at our sole election, may decide, in substitution in whole or in part for dividends payable in shares, to pay dividends in cash to the extent of any dividends that, if paid in additional shares of Preferred Shares, would otherwise cause the Purchasers and their affiliates to own more than 49.9% of the capital stock of the Company on a fully-diluted and fully-converted basis.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated, the "Credit Agreement") with Wachovia as Agent and as a Lender, pursuant to which Wachovia agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, Wachovia syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with Wachovia, the "Lenders"). At December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On each of March 31, 2000, 2001, 2002 and April 4, 2002 PXRE Delaware fulfilled its commitment and made principal payments of $10 million and made an additional $5 million payment on July 1, 2002, reducing the outstanding loan to $30 million, at December 31, 2002.

         In connection with the Credit Agreement, PXRE Delaware and Wachovia entered into a cash flow hedge interest rate swap that has the intended effect of converting the $30 million borrowings by PXRE Delaware into a fixed rate borrowing at an annual interest rate of 7.34%.

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

         Commitments under the Credit Agreement terminate on March 31, 2004 and are subject to annual reductions and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2004. Under the Second Amendment, the reduction of the outstanding commitments has been accelerated. As amended, the outstanding commitment was reduced by $10 million on April 4, 2002 and an additional reduction of $5 million was made on July 1, 2002. The remaining commitment will be reduced by $20 million on March 31, 2003 and by $10 million on March 31, 2004. In addition, commencing on June 30, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. Effective April 4, 2002, the variable interest rate under the Amended Credit Agreement was increased by 100 basis points.

         The Amended Credit Agreement contains covenants that, among other things, limit the ability of the Company and its subsidiaries and affiliates:
(a) to incur additional Indebtedness (other than certain permitted Indebtedness); (b) to create Liens upon their properties or assets (other than Permitted Liens); (c) to sell, transfer or otherwise dispose of their assets, business or properties (other than certain permitted dispositions); (d) to make additional Investments (other than certain permitted Investments, including Permitted Acquisitions and other Investments in compliance with, among other things, applicable law and the limitations set forth in the companies' investment policies and not exceeding specified limits); (e) to pay dividends or repurchase stock if after giving effect thereto a Default or Event of Default exists or the Fixed Charge Coverage Ratio would be less than 1.5 to 1.0 as defined in the Credit Agreement; (f) to enter into certain transactions with Affiliates; (g) to engage in any unrelated business; (h) to enter into or remain a party to certain ceded reinsurance agreements; or (i) to consolidate, merge or otherwise combine (or agree to do any of the foregoing) unless, among other things, (1) the Company is the surviving entity in such merger or consolidation,
(2) such merger or consolidation constitutes a Permitted Acquisition and the conditions and requirements of the Credit Agreement are complied with and (3) immediately thereafter no Default or Event of Default exists. The Credit Agreement also requires compliance with a Leverage Ratio, a Fixed Charge Coverage Ratio, a Risk-Based Capital Ratio and Combined Statutory Surplus requirements.

         In September, 2002, we reported to Wachovia that we had inadvertently failed to provide certain projections to the Lenders prior to increasing the quota share on a certain inter-company reinsurance agreement between PXRE Reinsurance and PXRE Bermuda as required pursuant to the terms of the Amended Credit Agreement. We also sought the Lenders' consent to the Company providing a parental guarantee to PXRE Bermuda for the benefit of PXRE Bermuda's reinsurance clients and the Lenders' agreement to relax certain covenants limiting the scope of inter-company transactions between the Company, our U.S. subsidiaries and PXRE Bermuda. Accordingly, we entered into the Third Amendment to the First Amended and Restated Credit Agreement, Consent and Waiver between PXRE Delaware and the Lenders, dated as of November 8, 2002, pursuant to which the Lenders waived our non-compliance and consented to the parental guarantee and certain amendments to the covenants concerning inter-company transactions (the "Third Amendment"). As a condition to the Third Amendment, PXRE Bermuda issued a credit enhancement insurance policy to the Lenders, as insureds, pursuant to which it agreed, subject to the terms of such policy, to pay any amounts due to Lenders under the Amended Credit Agreement if PXRE Delaware fails to pay such amounts when due.

         As of December 31, 2001, PXRE Reinsurance held an investment whose value exceeded the applicable limit under the Credit Agreement, which absent a waiver, would have resulted in an Event of Default under the Credit Agreement. In the Second Amendment, the Lenders agreed to waive this violation until May 1, 2002 in order to allow PXRE Reinsurance an opportunity to cure this violation. In this regard, PXRE Reinsurance owns certain fixed rate secured notes, due September 10, 2010, issued by FSL Funding Ltd. As of December 31, 2002, the value of these notes was $21 million. Under the amended Credit Agreement, the aggregate investment in any single non-U.S. Government guaranteed investment that may be held by PXRE Reinsurance is limited to 5% of its Average Combined Invested Assets (as defined in the Credit Agreement), which was $25.3 million at December 31, 2002.

         Under the Amended Credit Agreement, the definition of Fixed Charge Coverage Ratio has been amended to provide credit for the capital infusion resulting from the Preferred Stock Investment and the Fixed Charge Coverage Ratio is reduced from 1.5 to 1, to 1.25 to 1 at March 31, 2002 and June 30, 2002 and 1.3 to 1 at September 30, 2002 and thereafter.

         The Amended Credit Agreement enumerates various Events of Default, including but not limited to, if: (1) any Person or group becomes the "beneficial owner" of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities of the Company ordinarily having the right to vote in the election of directors; or (2) the Board of Directors of the Company ceases to consist of a majority of the individuals who constituted the Board as of the date of the Credit Agreement or who subsequently become members after having been nominated, or otherwise approved in writing, by at least a majority of individuals who constituted the Board as of the date of the Credit Agreement (or their approved replacements).

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory trust and a wholly-owned subsidiary of PXRE Delaware, issued $100 million principal amount of its 8.85% TRUPS(SM) due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for 2002 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $8.6 million. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. PXRE Delaware has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debt Securities for Extension Periods (as defined in the applicable indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Subordinated Debt Securities. As a consequence of PXRE Delaware's extension of any interest payment period on the Subordinated Debt Securities, distributions on the Capital Securities would be deferred (though such distributions would continue to accrue interest at a rate of 8.85% per annum compounded semi-annually). In the event that PXRE Delaware exercises its right to extend an interest payment period, then during any Extension Period, subject to certain exceptions, (i) PXRE Delaware may not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or rights to acquire such capital stock or make any guarantee payments (subject to specified exceptions) with respect to the foregoing, and
(ii) PXRE Delaware may not make any payment of interest on, or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by PXRE Delaware which rank pari passu with or junior to the Subordinated Debt Securities. Upon the termination of any Extension Period and the payment of all amounts then due, PXRE Delaware may commence a new Extension Period, subject to certain requirements.

         We believe that the TRUPS(SM) are currently trading at an under-valued price. In order to take advantage of this opportunity, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPS(SM) and to hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption. During 2002 we purchased $5.2 million TRUPS(SM) and recognized a gain of $1.4 million.

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

Investments

         As of December 31, 2002, our investment portfolio, at fair value, consisted of 83.6% in bonds and short-term investments, 14.9% in hedge funds and 1.5% in other investments.

         At December 31, 2002, 96.4% of the fair value of our fixed maturity portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 29.4% of fixed maturities based on fair value at December 31, 2002. The average yield to maturity on our fixed maturity portfolio at December 31, 2002 and 2001, was 3.3% and 4.5%, respectively.

         In April 2002, the $140.9 million Preferred Share Investment net proceeds were received. $10 million was repaid under the Amended Credit Agreement, and the remainder was primarily invested in our fixed maturity portfolio.

         We had no direct investments in real estate or commercial mortgage loans as of December 31, 2002.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At December 31, 2002, an after-tax unrealized gain of $8.1 million (gain of $0.36 per share, after considering convertible preferred shares) was included in stockholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally term deposits and short-term agencies were $133.3 million at December 31, 2002, compared to $153.5 million at December 31, 2001.

         A principal component of our investment strategy is investing a significant portion of our invested assets in a diversified portfolio of hedge funds. At December 31, 2002, total hedge fund investments amounted to $113.1 million, representing 14.9% of the total investment portfolio. For the year ended December 31, 2002, our hedge funds yielded a return of 7.0% as compared to 9.0% in 2001. As of December 31, 2002, hedge fund investments with fair values ranging from $1.8 to $18.1 million were administered by sixteen managers. Four of the hedge funds are affiliated with Mariner.

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

         Through our hedge fund managers, we may invest or trade in any securities or instruments including, but not limited to, U.S. and non-U.S. equities and equity-related instruments, currencies, commodities and fixed-income and other debt-related instruments and derivative instruments. Hedge fund managers may use both over-the-counter and exchange traded instruments (including derivative instruments such as swaps, futures and forward agreements), trade on margin and engage in short sales. Substantially all hedge fund managers are expected to employ leverage, to varying degrees, which magnifies both the potential for gain and the exposure to loss, which may be substantial. Leverage may be obtained through margin arrangements, as well as repurchase, reverse repurchase, securities lending and other techniques. Trades may be on or off exchanges and may be in thinly traded securities or instruments, which creates the risk that attempted purchases or sales may adversely affect the price of a particular investment or its liquidation and may increase the difficulty of valuing particular positions.

         While we seek capital appreciation with respect to our hedge fund investments, we are also concerned with preservation of capital. Therefore, our hedge fund portfolio is designed to take advantage of broad market opportunities and diversify risk. Nevertheless, our investment policies with respect to our hedge fund investments generally do not restrict us from participating in particular markets, strategies or investments. Further, our hedge fund investments may generally be deployed and redeployed in whatever investment strategies are deemed appropriate under prevailing economic and market conditions in an attempt to achieve capital appreciation, including, if appropriate, a concentration of investments in a relatively small group of strategies or hedge fund managers. Accordingly, the identity and number of hedge fund managers are likely to change over time.

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

         As of December 31, 2002, our investment portfolio also included $11.5 million of other invested assets of which 97% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $1.1 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method or as part of a trading portfolio. Total investment income for 2002, included $9.3 million attributable to hedge funds and other investments.

         Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

Liquidity

         The primary sources of liquidity for our principal operating subsidiaries are net cash flows from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

         Net cash flows provided by operations were $139.4 million in 2002 compared to $28.5 million in 2001 primarily due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between years.

         Dividends declared to shareholders were $2.9 million in both 2002 and 2001.

         Book value per common share was $20.33 at December 31, 2002 after considering convertible preferred shares.

         We may be subject to gains and losses resulting from currency fluctuations because substantially all of our investments are denominated in U.S. dollars, while some of our net liability exposure is in currencies other than U.S. dollars. We hold, and expect to continue to hold, currency positions and have made, and expect to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations. Investments in foreign denominated securities held as part of our trading securities amount to 2.9% of our investment portfolio and, in our opinion are sufficiently liquid for our needs.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has placed on deposit a $35.6 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets amounting to $13.6 million at December 31, 2002, are restricted from being paid as a dividend until the run-off has been completed.

         Other commitments and pledged assets include: (a) letters of credit amounting to $14.7 million, which are secured by cash and securities amounting to $15.3 million, (b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws,
(c) securities with a fair value of $33.8 million deposited into a trust for the benefit of a cedent in connection with a finite reinsurance transaction, (d) funding commitments to certain limited partnerships of $1.1 million, (e) a commitment to lend up to $7.0 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, (f) a contingent liability amounting to $1.2 million under the 1992 Restated Employee Annual Incentive Bonus Plan plus interest; and (g) commitments under the credit agreement discussed above.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7 million to Barr's Bay to finance the construction of the subject office building. Such loans will be secured by a first mortgage on the property.

         For other future commitments that affect liquidity, see the Credit Agreement and cash call commitments discussed above.

         All amounts classified as reinsurance recoverable at December 31, 2002 are considered by our management to be collectible in all material respects.

Market Risk

         We are exposed to certain market risks, including interest rate and credit risks. The potential for losses from changes in interest rates with respect to our investments, borrowings, and a related interest rate swap exists. We are exposed to potential losses from changes in probability of default with respect to our investments. However, we believe our exposure to foreign exchange risk is not material with respect to our fixed income portfolio.

         Our risk management strategy is to accept certain levels of market risks, principally through our investment activities, in order to offset our insurance exposures that may be considered actuarial rather than financial. The objectives of our investment activities are to generate the required return from selected market sectors, that do not correlate with underwriting risk, and limit our exposures to market risks that may prevent us from servicing our insurance obligations. Our Board of Directors approves investment guidelines and the selection of external investment advisers who manage our portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisers through written reports that are reviewed and approved by our Board of Directors or committee thereof. Management also manages diversification strategies across the portfolios in order to limit our potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, our Board of Directors, rating agencies, regulators, and to stockholders.

         Our investment portfolio is summarized in Item 1, Business, Item 14, Notes to the Financial Statements and in this Item 7 under the heading "Investments".

Interest Rate Risk

         Our principal fixed maturity market risk exposure is to changes in U.S. interest rates. Changes in interest rates may affect the fair value of our fixed maturity portfolio, borrowings (bank debt and trust preferred) and a related interest rate swap. Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate, credit, prepayment and extension risk. All fixed maturity investment positions are long with no "short" or derivative positions.

         We believe that reinsurance recoverables and payables do not expose us to significant interest rate risk and are excluded from the analysis below.

         In order to measure our exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value, net of applicable taxes. The fair value of the fixed maturity portfolio, borrowings and related interest rate swap at year-end was remeasured from the fair values reported in the financial statements assuming a 100 basis point increase in interest rates using various analytics and models. The potential loss in fair value measured as a proportion of total stockholders' equity, due to interest rate exposure was estimated at 1.6% at December 31, 2002 and 1.1% at December 31, 2001. There was no significant change in net exposure during the year.

         The estimated potential loss is net of prepayment risk associated with the mortgage-related securities. The mortgage sector represents 9% of the portfolio at year-end. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk. The interest rate risk related to the short-term investments is not material. The average maturity of these investments is under one year.

Credit Risk

         As of December 31, 2002, 83.6% of our investment portfolio, at fair value, consisted of fixed maturities and short-term investments. At December 31, 2002, 96.4% of the fair value of our long-term fixed maturities portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. The average fair value of each fixed maturity investment decreased 47% to $1.9 million at year end 2002 from $3.6 million at year end 2001. Non-agency mortgage and asset-backed securities accounted for 19% of our investment portfolio based on fair value at December 31, 2002. At December 31, 2002, we had $35.0 million at fair value of privately held fixed maturities that are not traded on a recognized exchange. The largest such security was a $23.9 million collateralized debt obligation ("FSL CDO") issued by FSL Funding Limited and guaranteed by Royal & Sun Alliance Insurance PLC. As of March 14, 2003, the FSL CDO was rated "A-" by S&P.

Foreign Exchange Risk

         Our exposure to foreign exchange risk from our foreign denominated securities is not material. Only a small portion of our investment portfolio is denominated in currencies other than U.S. dollars. Additionally, the carrying value of certain receivables and payables denominated in foreign currencies are carried at fair value. For these reasons, these items have been excluded from the market risk disclosure. We may, however, be exposed to material foreign exchange risks in the event that a significant non-U.S. catastrophe event occurs.

Equity Price Risk

         We are not materially exposed to equity price risk other than through our hedge fund investments.

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

Income Taxes

         We recognized a tax expense of $17.8 million in 2002 compared to a benefit of $4.5 million in 2001. The tax expense in 2002 differed from the statutory rate primarily due to the mix of business between the U.S. and Bermuda, as well as tax-exempt income. The tax benefit reported in 2001 differed from the statutory rate for similar reasons as in 2002.

Contingencies

         In May 1999, PXRE Delaware entered into weather option agreements with two counterparties. In April 2000, these counterparties submitted invoices to PXRE Delaware in the aggregate sum of $8.3 million seeking payment under the weather option agreements, which invoices have been paid. PXRE Delaware insured its obligations under these weather option agreements through two Commercial Inland Marine Weather Insurance Policies issued by Terra Nova. PXRE Delaware submitted claims under these policies to Terra Nova in April 2000. Terra Nova had denied coverage, contending that its Managing General Agent had no authority to issue these policies.

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that the sum of $9.8 million is realizable and that no valuation allowance is necessary.





Item 8.       Financial Statements and Supplementary Data

         The following financial statements are filed as part of this Form 10-K:

                                                                                                                 Page
                                                                                                                 ----
PXRE Group Ltd.:
     Independent Auditor's Report for the years ended December 31, 2002 and 2001                                  F-1
     Independent Auditor's Report for the year ended December 31, 2000                                            F-2
     Consolidated Balance Sheets at December 31, 2002 and 2001                                                    F-3
     Consolidated Statements of Income and Comprehensive Income for the years ended
         December 31, 2002, 2001 and 2000                                                                         F-4
     Consolidated Statements of Stockholders' Equity for the years ended December 31,
         2002, 2001 and 2000                                                                                      F-5
     Consolidated Statements of Cash Flow for the years ended December 31, 2002, 2001 and
         2000                                                                                                     F-6
     Notes to Consolidated Financial Statements                                                                   F-7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On April 3, 2001, we retained KPMG LLP to serve as the Company's independent auditors subject to the approval of the Company's shareholders at the Company's Annual General Meeting on June 12, 2001. The retention of KPMG was recommended by the Audit Committee of the Board of Directors, approved by our Board of Directors on April 3, 2001 and approved by our shareholders on June 12, 2001.

         KPMG replaced our prior auditor, PriceWaterhouseCoopers ("PWC"), who notified us on March 12, 2001, that it would not stand for re-appointment as our auditor for fiscal year 2001. PWC's decision followed the recommendation of the Audit Committee of the Company's Board of Directors, and our Board of Directors' determination on February 13, 2001, to conduct a review of auditing services and to invite PWC, KPMG and another "Big Five" firm of independent auditors to make proposals to the Audit Committee for the provision of auditing services at the Audit Committee's April 2, 2001 meeting. PWC's election not to stand for re-appointment was reported by the Company on Form 8-K filed on March 16, 2001.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         PXRE has adopted a written code of ethics that applies to the registrant's Chief Executive Officer, senior financial officers and persons performing similar functions, which Code has been filed as Exhibit 14 hereto. PXRE intends to disclose any amendments to, or waivers from, its code of ethics on its website, www.pxregroup.com.

         The other information required by this Item 10 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2002 fiscal year.

Item 11. Executive Compensation

         The information required by this Item 11 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2002 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 12 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2002 fiscal year.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item 13 is contained in the Company's Proxy Statement, which information is incorporated herein by reference and which Proxy Statement will be filed within 120 days of the end of the Company's 2002 fiscal year.

Item 14. Controls and Procedures

         Within 90 days of the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic SEC filings.

         There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this Form 10-K:

                  (1)      Financial Statements.

                                                                                                                 Page
                                                                                                                 ----
PXRE Group Ltd.:

Independent Auditor's Report for the years ended December 31, 2002 and 2001                                       F-1

Independent Auditor's Report for the year ended December 31, 2000                                                 F-2

Consolidated Balance Sheets at December 31, 2002 and 2001                                                         F-3

Consolidated Statements of Income and Comprehensive Income for the years ended December 31,
    2002, 2001 and 2000                                                                                           F-4


                                                                                                                 Page
                                                                                                                 ----

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002,
    2001 and 2000                                                                                                 F-5

Consolidated Statements of Cash Flow for the years ended December 31, 2002, 2001 and 2000                         F-6

Notes to Consolidated Financial Statements                                                                        F-7

                  (2) Financial Statements Schedules.

                                                                                                                 Page
                                                                                                                 ----
      Schedule I - Summary of Investments (The information required by this
         Schedule is presented in the financial statements and the notes thereto
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

      Schedule V - Valuation and Qualifying Accounts and Reserves                                                F-36

      Schedule VI - Supplementary Information Concerning Property/Casualty Insurance
         Operations                                                                                              F-37

      Independent Auditors' Report on the Financial Statement Schedules
         and Independent Auditors' Consent                                                                       F-38

      Report of Independent Accountants on the Financial Statement Schedules and Consent
         of Independent Accountants                                                                              F-39

      All other financial statement schedules have been omitted as inapplicable.

                  (3) Exhibits.

         Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by PXRE Group Ltd. or its predecessor companies under the Securities Act of 1933, as amended, or to reports or registration statements filed by PXRE Group Ltd. or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. PXRE Group Ltd.'s Exchange Act file number is 1-15259. Prior to the Merger, PXRE Group Ltd.'s Exchange Act file numbers were 1-12595 and 0-15428.

         3.1 Memorandum of Association and Bye-laws of PXRE Group Ltd. (Exhibits
3.1 and 3.2, respectively, to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).

         3.2 Description of Stock of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

                  (4) Instruments Defining the Rights of Security Holders.

         4.1 Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE Group Ltd. (Exhibit 4.1 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).

         4.2 Credit Agreement dated as of December 30, 1998, among PXRE Corporation, the banks and financial institutions listed on the signature pages thereto or that subsequently become parties thereto (collectively, the "Lenders") and First Union National Bank as agent for the Lenders (Exhibit 4.8 to PXRE Corporation's Form 8-K dated January 8, 1999).

         4.3 First Amendment and Waiver to Credit Agreement, dated as of May 18, 1999, among PXRE Corporation, the Lenders and First Union National Bank, Joinder Agreements dated May 18, 1999 by Fleet National Bank and Credit Lyonnais New York Branch, Assignments and Acceptances dated May 18, 1999 between First Union National Bank and Fleet National Bank and between First Union National Bank and The First National Bank of Chicago, respectively (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999).

         4.4 Second Amendment and Waiver to Credit Agreement, dated as of June 25, 1999, among PXRE Corporation, the Lenders and First Union National Bank, (Exhibit 4.9 to PXRE Corporation's Form 10-Q for the quarterly period ended June 30, 1999).

         4.5 First Amended and Restated Credit Agreement, dated as of August 31, 1999, among PXRE Corporation, as Borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as Guarantors, the Lenders named therein and First Union as agent (Exhibit
4.5 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         4.6 First Amendment to First Amended and Restated Credit Agreement, dated as of March 29, 2000, among PXRE Corporation, as borrower, PXRE Group Ltd. and PXRE (Barbados) Ltd., as Guarantors, the Lenders named therein and First Union National Bank as agent (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

         4.7 Second Amendment To First Amended and Restated Credit Agreement and Consent, dated as of the 12 day of March, 2002, among PXRE Corporation, PXRE Group Ltd., and PXRE Reinsurance (Barbados) Ltd., and the Lenders named therein and First Union National Bank, as agent. (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         4.8 Restated Second Amendment and Restated Credit Agreement, dated April 4, 2002 between PXRE Corporation and the Lenders named therein. (Exhibit
10.1 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

         4.9 Third Amendment to First Amended and Restated Credit Agreement, Consent, and Waiver dated as of the 8th day of November, 2002 between PXRE Corporation, PXRE GROUP LTD., PXRE REINSURANCE (BARBADOS) LTD., and WACHOVIA BANK, NATIONAL ASSOCIATION (formerly First Union Bank). (Exhibit 10.3 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
2002).

         4.10 Deed Poll Guarantee of PXRE Group Ltd. in respect of PXRE Reinsurance Ltd. as of September 2002 (Exhibit 10.3a to PXRE Group Ltd's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         4.11 Credit Enhancement Policy of PXRE Reinsurance Ltd. for the Lenders and Wachovia Bank, National Association, as agent for the Lenders as insureds dated November 8, 2002 (Exhibit 10.3b to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         4.12 Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee (Exhibit 4.3 to PXRE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         4.13 First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         4.14 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         4.15 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         4.16 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         4.17 Registration Rights Agreement, dated January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         4.18 Purchase Agreement among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers, dated January 24, 1997 (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         4.19 Share Purchase Agreement, dated as of December 10, 2001, between PXRE Group Ltd. and certain Purchasers named therein (Appendix I to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).



                  (10)     Material Contracts.

                  The material contracts of PXRE are as follows:

         10.1 PXRE Reinsurance Company Management Agreement, dated as of January 1, 1990, among PXRE Reinsurance Company and, among others, Merrimack Mutual Fire Insurance Company ("Merrimack"), Pennsylvania Lumbermens Mutual Insurance Company ("Pennsylvania Lumbermens"), and NRMA Insurance Limited ("NRMA") (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991); letter dated November 28, 1990 from Pennsylvania Lumbermens confirming reduced participation (Exhibit 10.7 to PXRE Corporation's Form S-2 Registration Statement dated February 21, 1992, as amended by Amendment No. 1 thereto dated April 1, 1992 and by Amendment No. 2 thereto dated April 13, 1992 and by Amendment No. 3 thereto dated April 23, 1992 (File No. 33-45893)), cover notes respecting January 1997 renewals by Merrimack, Pennsylvania Lumbermens and NRMA and cover note respecting participation commencing January 1, 1997 by Auto-Owners Insurance Company ("Auto-Owners") (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996; cover notes respecting January 1999 renewals by NRMA, Pennsylvania Lumbermens, Auto-Owners and The Andover Companies (a Merrimack company) (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998); cover note respecting participation commencing January 1, 1999 by the Kyoei Mutual Fire & Marine Insurance Company. (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); cover note from Pennsylvania Lumbermans reflecting the amendment effective January 1, 1996 to put a maximum limit on cessions and the amendment to the Profit Commission Calculation effective January 1, 1997 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); cover note from Auto-Owners reflecting a change in participation effective January 1, 1999 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); cover note from The Andover Companies reflecting a change in participation effective January 1, 1999 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000; and cover note from NRMA reflecting a change in participation effective January 1, 2001 (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

         10.2 Quota Share Retrocessional Agreement, dated as of January 1, 1994, between PXRE Reinsurance Company and Trenwick America Reinsurance Corporation ("Trenwick Group") (Exhibit 10.21 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993); cover note respecting January 1999 renewal by Trenwick Group (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998).

         10.3 Undertaking, dated September 1, 1998, between PXRE Reinsurance Company and Select Reinsurance Ltd., Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31,
1998); letter dated November 1, 1999 regarding Undertaking extension; and endorsement regarding Select Reinsurance Ltd. participation for 2000 (Exhibit
10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); and endorsement, dated January 1, 2001, regarding Select Reinsurance Ltd. participation for 2001 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
2000); and endorsement dated March 21, 2002, regarding Select Reinsurance Ltd.'s participation for 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001), Amendment to the Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between Select Reinsurance Ltd. and PXRE Reinsurance company dated November 20, 2002* and letter to Select Reinsurance Ltd. from PXRE Reinsurance Company dated November 20, 2002*.

         10.4 Facultative Obligatory Quota Share Retrocessional Agreement, effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. and Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
1999).

         10.5 First Amendment to Facultative Obligatory Quota Share Retrocessional Agreement, dated as of December 1, 2000, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

         10.6 Facultative Obligatory Quota Share Retrocessional Agreement, effective as of January 1, 2003, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company*; Aggregate Excess of Loss Agreement effective as of January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd*.

         10.7 Catastrophe Quota Share Reinsurance Agreement dated December 23, 2002 among PXRE REINSURANCE COMPANY, PXRE REINSURANCE LTD. and P-1 Re LTD. (Exhibit 10.1 to PXRE Group Ltd.'s 8-K filed December 23, 2002).

         10.8 Reinsurance Agreement, effective January 1, 2001, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.33 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         10.9 Trust Agreement "The Patriot 2002 Trust" among Select Reinsurance Ltd., Capital G Trust Limited and PXRE Reinsurance Ltd. dated May 15, 2002*.


*Filed herewith.

         10.10 Swap Confirmation, effective as of June 29, 2001, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         10.11 Accident Year Aggregate Excess of Loss Reinsurance Agreement, effective as of July 1, 2001, between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         10.12 Tax Settlement Agreement, dated June 21, 1991, between PXRE Corporation, PXRE Reinsurance Company and PM Holdings, Inc. (Exhibit 10.2 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991).

         10.13 Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993); Addendum No. 2, dated November 10, 1994 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Addendum No. 3, dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996); and Addendum No. 4 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Return between PXRE Corporation and Transnational Insurance Company (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

         10.14 Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated February 25, 1987 and effective as of January 1, 1987 (Exhibit 10.10 to Amendment No. 1, dated February 19, 1987 to PXRE Corporation's Form S-1 Registration Statement dated August 29, 1986, as subsequently amended by Amendment No. 2 thereto dated March 25, 1987 (File No. 33-8406), and incorporated herein by reference); Amendment to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective retroactively as of January 1, 1987 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991); Amendment No. 2 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., effective as of November 1, 1989 (Exhibit 10.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1991); Amendment No. 3 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc. effective June 1, 1995 (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31,
1995); Amendment No. 4 to Investment Advisory Agreement between PXRE Reinsurance Company and Phoenix Investment Counsel, Inc., dated July 7, 2000 (Exhibit 10.5 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         10.15 Investment Management Agreement, effective January 29, 1997, between PXRE Corporation and Phoenix Investment Counsel, Inc. (Exhibit 10.29 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

         10.16 Investment Accounting Service Agreement, dated January 1, 1999, by and between Phoenix Home Life Mutual Insurance Company and PXRE Corporation (Exhibit 10.30 1to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         10.17 Investment Management Agreement, effective October 15, 1999, between PXRE Reinsurance Ltd. and Phoenix Investment Counsel, Inc. (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

         10.18 Investment Management Agreement, effective October 15, 1999, between PXRE Group Ltd. and Phoenix Investment Counsel, Inc. (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

         10.19 SVO Filings Agreement, dated July 7, 2000, between PXRE Corporation and Phoenix Investment Partners, Ltd. (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
2001).

         10.20 Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit 10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

         10.21 Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc., (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

         10.22 NEAM Investment Management Agreement, dated April 8, 2002, between GENERAL RE-NEW ENGLAND ASSET MANAGEMENT, INC., AND PXRE REINSURANCE COMPANY; Investment Management Agreement, dated April 8, 2002, between NEAM and PXRE GROUP LTD; Investment Management Agreement, dated April 8, 2002 between NEAM and PXRE REINSURANCE LTD. (Exhibit 10.1 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

         10.23 Employee Stock Purchase Plan as amended (Appendix C to the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08405)).(M)

         10.24 Employee Stock Purchase Plan as amended (Appendix B to PXRE Group Ltd.'s Proxy Statement for the 2002 Annual General Meeting of Shareholders (File No. 33-08406)). (M)

         10.25 Executive Severance Plan (Exhibit 10.10 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).(M)

-----------------------
(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive officers of PXRE participate.

         10.26 1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521)).(M)

         10.27 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406)).(M)

         10.28 1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406)).(M)

         10.29 2002 Officer Incentive Plan as amended (Appendix A to PXRE Group Ltd.'s Proxy Statement for the 2002 Annual Meeting of Shareholders (File No. 33-08406)). (M)

         10.30 Director Stock Plan (Appendix D to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406)).(M)

         10.31 Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406)).(M)

         10.32 Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000). (M)

         10.33 Agreement and Plan of Merger, dated as of August 22, 1996, between PXRE Corporation and Transnational Re Corporation, as amended by Amendment No. 1 dated as of September 27, 1996 and Amendment No. 2 dated as of October 24, 1996 (Annex A to PXRE Corporation's Form S-4 Registration Statement dated October 30, 1996 (File No. 333-15087)).

         10.34 Agreement and Plan of Merger, dated as of July 7, 1999, among PXRE Corporation, PXRE Group Ltd. and PXRE Merger Corp. (Annex A to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).

         10.35 Quota Share Reinsurance Agreement, dated as of November 30, 2000, between Transnational Insurance Company and PXRE Reinsurance Company and Assumption Agreement, dated as of November 30, 2000, between Transnational Insurance Company and PXRE Reinsurance Company (Exhibit 10.19 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
2000).

         10.36 Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); and Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation. (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

-----------------------
(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive officers of PXRE participate.

         10.37 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

         10.38 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee), dated November 29, 1997, between PXRE Limited and Lloyd's of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

         10.39 Operating Agreement of Cat Bond Investors L.L.C., effective as of June 9, 1997, among Cat Bond Investors, Phoenix Home Life Mutual Insurance Company and PXRE Corporation (Exhibit 10.35 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

         10.40 Joint Venture Agreement, dated June 20, 2001, between BF&M Properties Limited and PXRE Group Ltd. (Exhibit 10.31 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

         10.41 Retention Bonus Letter Agreements, dated December 12, 2001, between PXRE Reinsurance Company and each of Michael Bleisnick, Gordon Forsyth III, Gerald L. Radke, Jeffrey L. Radke and James F. Dore (Exhibit 10.35 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001) and Bruce J. Byrnes*. (M)

         10.42 Employment Contract, dated as of August 6, 2002, between PXRE Group Ltd. and Guy D. Hengesbaugh (Exhibit 10.1 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). (M)

         10.43 Consulting and Separation Agreement, dated as of July 23, 2002, between PXRE Group Ltd. and James F. Dore (Exhibit 10.2 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         10.44 Demand Note, dated June 19, 2001 between PXRE Reinsurance (Barbados) Ltd. and PXRE Group Ltd. for $100 million*.

         10.45 Promissory note, dated April 4, 2002 between PXRE Reinsurance (Barbados) Ltd. and PXRE Corporation for $128 million*.

                   (11) Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.


-----------------------
*Filed herewith.

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive officers of PXRE participate.

                  (12) Statement setting forth computation of ratios. Attached hereto as Exhibit 12.

                  (21) List of Subsidiaries. At December 31, 2002, PXRE Group Ltd. had the following subsidiaries: PXRE Reinsurance Ltd., a Bermuda insurance company; PXRE Reinsurance (Barbados) Ltd., a Barbados company; PXRE Corporation, a Delaware corporation; PXRE Reinsurance Company, a Connecticut insurance company; PXRE Capital Trust I, a Delaware statutory business trust; PXRE Limited, an English company (the sole member of Syndicate 1224 at Lloyd's of London); Cat Bond Investors L.L.C. (of which PXRE Corporation and Phoenix Home Life Mutual Insurance Company are the only members); PXRE Solutions Inc., a Connecticut corporation; PXRE Solutions S.A., a Belgium Corporation. (See the discussion in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

                  (23) Consents of Experts and Counsel. The consents of PriceWaterhouseCoopers LLP and KPMG LLP, independent accountants to the Company, are included as part of Item 14(a)(2) of this Form 10-K.

                  (24) Power of Attorney. Copies of the powers of attorney executed by each of F. Sedgwick Browne, Robert W. Fiondella, Franklin D. Haftl, Halbert D. Lindquist, Wendy Luscombe, Philip R. McLoughlin and Bradley E. Cooper, Susan S. Fleming, Craig A. Huff and Robert M. Stavis are attached hereto as Exhibit 24.

         (b) Reports on Form 8-K.

         Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 23, 2002; Catastrophe Quota Share Reinsurance Agreement dated December 23, 2002 among PXRE REINSURANCE COMPANY, PXRE REINSURANCE LTD. and P-1 Re LTD, (Exhibit 10.1 to PXRE Group Ltd.'s 8-K filed December 23, 2002).



         (c) Exhibits

                                See Item 15(a)(3) above.

         (d) Financial Statements

                                See Item 15(a)(2) above.

                  (99) Certifications of the Chief Executive Officer and Chief Financial Officer. The Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 are attached.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PXRE Group Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PXRE GROUP LTD.

                                            By:   /s/Gerald L. Radke
                                                  Gerald L. Radke
                                                  Its Chairman of the Board
                                                  and Chief Executive Officer

                                            Date:        March 19, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:

By: /s/ Gerald L. Radke                       By: /s/ John M. Modin
         ------------------------                 ------------------------
         Gerald L. Radke                          John M. Modin
         Chairman of the Board                    Senior Vice President
         and Chief Executive Officer              and Chief Financial Officer
         (Principal Executive                     (Principal Financial Officer
         Officer) and Director                    and Principal Accounting
                                                  Officer)

Date:  March 19, 2003                         Date:  March 19, 2003

By       /s/ F. Sedgwick Browne               By  /s/ Franklin D. Haftl
         ------------------------                 ------------------------
         F. Sedgwick Browne                            Franklin D. Haftl
         Director                                      Director

Date:  March 19, 2003                         Date:  March 19, 2003

By       /s/ Robert W. Fiondella              By  /s/ Wendy Luscombe
         ------------------------                 ------------------------
         Robert W. Fiondella                           Wendy Luscombe
         Director                                      Director

Date:  March 19, 2003                         Date: March 19, 2003

By       /s/ Halbert D. Lindquist             By  /s/ Philip R. McLoughlin
         ------------------------                 ------------------------
         Halbert D. Lindquist                          Philip R. McLoughlin
         Director                                      Director

Date: March 19, 2003                          Date: March 19, 2003

By       /s/ Bradley E. Cooper                By  /s/ Susan S. Fleming
         ------------------------                 ------------------------
         Bradley E. Cooper                             Susan S. Fleming
         Director                                      Director

Date: March 19, 2003                           Date: March 19, 2003

By       /s/ Craig A. Huff                     By  /s/ Robert M. Stavis
         ------------------------                 ------------------------
         Craig A. Huff                                 Robert M. Stavis
         Director                                      Director

Date: March 19, 2003                           Date: March 19, 2003

                             *By /s/Gerald L. Radke
                                 ------------------
                                    Gerald L. Radke
                                    Attorney-in-Fact

                          Independent Auditors' Report

The Board of Directors and Stockholders
PXRE Group Ltd.

We have audited the accompanying consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying financial statements of PXRE Group Ltd., for the year ended December 31, 2000, were audited by other auditors whose report thereon dated February 12, 2001 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PXRE Group Ltd., and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting For Derivative Instruments and Hedging Activities," during 2001.




KPMG LLP
New York, New York
February 11, 2003

                        Report of Independent Accountants

To the Board of Directors and Stockholders of PXRE Group Ltd. (Successor Registrant of PXRE Corporation):

In our opinion, the consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers
Hamilton, Bermuda
February 12, 2001, except for Note 10
as to which the date is February 11, 2003

PXRE         Consolidated Balance Sheets
Group Ltd.   (Dollars in thousands, except par value per share)
------------------------------------------------------------------------------


                                                                                                            December 31,
                                                                                                           2002      2001
                                                                                                      -----------    -----------
Assets      Investments:
                Fixed maturities:
                  Available-for-sale (amortized cost $465,963 and $218,635, respectively)             $   478,878    $   219,482
                  Trading (cost $19,521 and $0, respectively)                                              21,871           --
                Short-term investments                                                                    133,318        153,503
                Hedge funds (cost $84,915 and $79,454, respectively)                                      113,105        115,569
                Other invested assets (cost $10,522 and $17,080, respectively)                             11,529         19,791
                                                                                                      -----------    -----------
                   Total investments                                                                      758,701        508,345
             Cash                                                                                          46,630         22,888
             Accrued investment income                                                                      5,788          4,149
             Premiums receivable, net                                                                      81,813         93,603
             Other receivables                                                                             31,606         20,176
             Reinsurance recoverable on paid losses                                                        29,653         16,208
             Reinsurance recoverable on unpaid losses                                                     207,444        245,907
             Ceded unearned premiums                                                                       10,496         18,163
             Deferred acquisition costs                                                                    22,721          7,312
             Income tax recoverable                                                                          --           25,118
             Other assets                                                                                  42,290         44,069
                                                                                                      -----------    -----------
                   Total assets                                                                       $ 1,237,142    $ 1,005,938
                                                                                                      ===========    ===========

Liabilities  Losses and loss expenses                                                                 $   447,829    $   453,705
             Unearned premiums                                                                             63,756         46,335
             Debt payable                                                                                  30,000         55,000
             Reinsurance balances payable                                                                  81,090         78,178
             Deposit liabilities                                                                           38,114         14,710
             Income tax payable                                                                             2,486           --
             Other liabilities                                                                             26,068         18,700
                                                                                                      -----------    -----------
                   Total liabilities                                                                      689,343        666,628
                                                                                                      -----------    -----------

             Minority interest in consolidated subsidiary:
                 Company-obligated mandatorily redeemable capital trust
                  pass-through securities of subsidiary trust holding solely a
                  company-guaranteed related subordinated debt                                             94,335         99,530
                                                                                                      -----------    -----------

Stockholders'     Serial convertible preferred stock, $1.00 par value, $10,000 stated
Equity            value -- 10 million shares authorized, 0.02 million and 0 shares
                  issued and outstanding, respectively                                                    159,077             --
                        Common stock, $1.00 par value -- 50 million shares
                             authorized, 12.0 million and 11.9 million shares
                             issued and outstanding, respectively                                          12,030         11,873
                        Additional paid-in capital                                                        168,866        175,405
                        Accumulated other comprehensive income (loss) net of deferred income
                           tax (expense) benefit of $(2,866) and $37, respectively                          7,142           (299)
                        Retained earnings                                                                 108,062         55,473
                        Restricted stock at cost (0.2 million and 0.2 million shares, respectively)        (1,713)        (2,672)
                                                                                                      -----------    -----------
                              Total stockholders' equity                                                  453,464        239,780
                                                                                                      -----------    -----------
                              Total liabilities and stockholders' equity                              $ 1,237,142    $ 1,005,938
                                                                                                      ===========    ===========


        The accompanying notes are an integral part of these statements.

PXRE             Consolidated Statements of Income and Comprehensive Income
Group Ltd.       (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                                                               Years Ended December 31,

                                                                                           2002         2001         2000
                                                                                        ---------    ---------    ---------

Revenues         Net premiums earned                                                    $ 269,360    $ 162,125    $ 160,206
                 Net investment income                                                     24,893       30,036       30,037
                 Net realized investment gains                                              8,981        4,023        3,191
                 Management fees                                                            3,432        5,786        5,483
                                                                                        ---------    ---------    ---------
                                                                                          306,666      201,970      198,917
                                                                                        ---------    ---------    ---------

Losses and       Losses and loss expenses incurred                                        126,862      151,703      137,765
Expenses         Commissions and brokerage                                                 53,391       30,350       34,899
                 Other operating expenses                                                  32,454       29,606       35,407
                 Interest expense                                                           2,939        4,424        4,778
                 Minority interest in consolidated subsidiary                               8,646        8,877        8,875
                                                                                        ---------    ---------    ---------
                                                                                          224,292      224,960      221,724
                                                                                        ---------    ---------    ---------

                 Income (loss) before income taxes and cumulative
                  effect of accounting change                                              82,374      (22,990)     (22,807)
                 Income tax provision (benefit)                                            17,829       (4,704)     (12,007)
                                                                                        ---------    ---------    ---------

                 Income (loss) before cumulative effect of accounting change               64,545      (18,286)     (10,800)
                 Cumulative effect of accounting change, net of $172
                   tax expense                                                               --            319         --
                                                                                        ---------    ---------    ---------

                 Net income (loss) before preferred stock dividends                     $  64,545    $ (17,967)   $ (10,800)
                                                                                        =========    =========    =========
                 Preferred stock dividends                                                  9,077         --           --
                                                                                        ---------    ---------    ---------
                 Net income (loss) available to common stockholders                     $  55,468    $ (17,967)   $ (10,800)
                                                                                        =========    =========    =========


Comprehensive    Net income (loss) before preferred stock dividends                     $  64,545    $ (17,967)   $ (10,800)
Income, Net of   Net unrealized appreciation on investments                                 7,664          493        6,683
Tax              Net unrealized depreciation on cash flow hedge                              (223)        (722)        --
                                                                                        ---------    ---------    ---------
                 Comprehensive income (loss)                                            $  71,986    $ (18,196)   $  (4,117)
                                                                                        =========    =========    =========


Per Share        Basic:
                      Net income (loss) before cumulative effect of
                        accounting change and preferred stock dividends                 $    5.47    $   (1.58)   $   (0.95)
                      Cumulative effect of accounting change                                 --           0.03         --
                      Preferred stock dividends                                             (0.77)        --           --
                                                                                        ---------    ---------    ---------
                      Net income (loss) available to common stockholders                $    4.70    $   (1.55)   $   (0.95)
                                                                                        =========    =========    =========
                      Average shares outstanding (000's)                                   11,802       11,578       11,394
                                                                                        =========    =========    =========

                 Diluted:
                      Net income (loss) before cumulative effect of accounting change   $    3.28    $   (1.58)   $   (0.95)
                      Cumulative effect of accounting change                                 --           0.03         --
                                                                                        ---------    ---------    ---------
                      Net income (loss)                                                 $    3.28    $   (1.55)   $   (0.95)
                                                                                        =========    =========    =========
                      Average shares outstanding (000's)                                   19,662       11,578       11,394
                                                                                        =========    =========    =========

        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Stockholders' Equity
Group Ltd.          (Dollars in thousands)
--------------------------------------------------------------------------


                                                                      Years Ended December 31, 2002, 2001 and 2000
                                                           ----------------------------------------------------------------------
                                                                                            Additional
                                                           Preferred      Common             Paid-in                Treasury
                                                             Stock         Stock             Capital                  Stock
                                                           ----------     --------          ----------              ---------

Balance at December 31, 1999                               $ -           $ 11,680          $ 173,683                $ -

Net loss
Unrealized appreciation on investments, net
Issuance of common stock                                                      140              1,803
Repurchase/cancellation of common stock                                                         (517)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Other                                                                                             45
                                                    ----------------------------------------------------------------------------
Balance at December 31, 2000                                 -             11,820            175,014                  -

Net loss
Unrealized appreciation on investments, net
Unrealized depreciation on cash flow hedge, net
Issuance of common stock                                                       53              3,368
Repurchase/cancellation of common stock                                                       (2,937)
Issuance of restricted stock
Amortization of restricted stock
Dividends paid to common stockholders
Other                                                                                            (40)
                                                    ----------------------------------------------------------------------------
Balance at December 31, 2001                                 -             11,873            175,405                  -

Net income before preferred stock dividends
Unrealized appreciation on investments, net
Unrealized depreciation on cash flow hedge, net
Issuance of preferred stock                            150,000                                (9,112)
Issuance of common stock                                                      157              3,000
Repurchase/cancellation of common stock                                                         (671)
Issuance of restricted stock
Amortization of restricted stock
Dividends to preferred stockholders                     9,077
Dividends paid to common stockholders
Other                                                                                            244
                                                    ----------------------------------------------------------------------------
Balance at December 31, 2002                         $ 159,077           $ 12,030          $ 168,866                $ -
                                                    ============================================================================




                                                               Years Ended December 31, 2002, 2001 and 2000
                                                     ----------------------------------------------------------------------
                                                     Accumulated
                                                         Other                                                 Total
                                                     Comprehensive        Retained         Restricted        Stockholders'
                                                        Income            Earnings           Stock              Equity
                                                       ---------          ---------          ------             ------

Balance at December 31, 1999                          $ (6,752)          $ 89,933           $ (5,264)          $ 263,280

Net loss                                                                  (10,800)                               (10,800)
Unrealized appreciation on investments, net              6,683                                                     6,683
Issuance of common stock                                                                                           1,943
Repurchase/cancellation of common stock                                                                             (517)
Issuance of restricted stock                                                                  (1,276)             (1,276)
Amortization of restricted stock                                                               2,632               2,632
Dividends paid to common stockholders                                      (2,831)                                (2,831)
Other                                                                                            228                 273
                                                 ------------------------------------------------------------------------
Balance at December 31, 2000                               (69)            76,302             (3,680)            259,387

Net loss                                                                  (17,967)                               (17,967)
Unrealized appreciation on investments, net                492                                                       492
Unrealized depreciation on cash flow hedge, net           (722)                                                     (722)
Issuance of common stock                                                                                           3,421
Repurchase/cancellation of common stock                                                                           (2,937)
Issuance of restricted stock                                                                  (1,642)             (1,642)
Amortization of restricted stock                                                               2,404               2,404
Dividends paid to common stockholders                                      (2,862)                                (2,862)
Other                                                                                            246                 206
                                                 ------------------------------------------------------------------------
Balance at December 31, 2001                              (299)            55,473             (2,672)            239,780

Net income before preferred stock dividends                                64,545                                 64,545
Unrealized appreciation on investments, net              7,664                                                     7,664
Unrealized depreciation on cash flow hedge, net           (223)                                                     (223)
Issuance of preferred stock                                                                                      140,888
Issuance of common stock                                                                                           3,157
Repurchase/cancellation of common stock                                                                             (671)
Issuance of restricted stock                                                                    (886)               (886)
Amortization of restricted stock                                                               1,845               1,845
Dividends to preferred stockholders                                        (9,077)                                     -
Dividends paid to common stockholders                                      (2,879)                                (2,879)
Other                                                                                                                244
                                                 ------------------------------------------------------------------------
Balance at December 31, 2002                           $ 7,142          $ 108,062           $ (1,713)          $ 453,464
                                                 ========================================================================



        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.          Consolidated Statements of Cash Flows
------------------------------------------------------------------------------


                                                                                       Years Ended December 31,
                                                                                     2002         2001         2000
                                                                                  ---------    ---------    ---------

Cash Flows          Net income (loss) before preferred stock dividends            $  64,545    $ (17,967)   $ (10,800)
from Operating      Adjustments to reconcile net income to net cash
Activities            provided (used) by operating activities:
                        Losses and loss expenses                                     (5,876)     202,086       (9,932)
                        Unearned premiums                                            25,088       (7,612)      13,147
                        Deferred acquisition costs                                  (15,409)       2,385       (1,887)
                        Receivables                                                   4,054      (19,025)     (10,581)
                        Reinsurance balances payable                                  2,913       43,866       14,262
                        Reinsurance recoverable                                      25,018     (144,918)     (10,494)
                    Income tax recoverable                                           25,017       (5,285)       7,959
                    Equity in earnings of limited partnerships                       (9,323)     (10,629)      (9,495)
                    Trading portfolio fixed maturities and hedge funds acquired     (30,886)        --           --
                    Trading portfolio fixed maturities and hedge funds disposed      38,123        3,367         --
                    Other                                                            16,118      (17,804)      (6,511)
                                                                                  ---------    ---------    ---------
                          Net cash provided (used) by operating activities          139,382       28,464      (24,332)
                                                                                  ---------    ---------    ---------



Cash Flows          Cost of fixed maturity investments                             (430,722)    (215,454)    (143,347)
from Investing      Fixed maturity investments matured/disposed                     189,969      282,218      189,268
Activities          Payable for securities                                              (82)         105       (2,076)
                    Cost of equity securities                                          --         (3,834)     (24,235)
                    Equity securities disposed                                          275       18,154       36,623
                    Net change in short-term investments                             20,185      (96,400)     (18,295)
                    Hedge funds and other invested assets disposed                   24,548       28,527       23,770
                    Hedge funds and other invested assets purchased                 (30,649)     (24,968)     (20,642)
                                                                                  ---------    ---------    ---------
                          Net cash (used) provided by investing activities         (226,476)     (11,652)      41,066
                                                                                  ---------    ---------    ---------



Cash Flows          Proceeds from issuance of preferred stock                       140,888         --           --
from Financing      Proceeds from issuance of common stock                            2,128        1,104          687
Activities          Cash dividends paid to common stockholders                       (2,879)      (2,862)      (2,831)
                    Repayment of debt                                               (25,000)     (10,000)     (10,000)
                    Repurchase of minority interest in consolidated subsidiary       (3,773)        --           --
                    Cost of stock repurchased                                          (528)      (1,173)        (316)
                                                                                  ---------    ---------    ---------
                           Net cash (used) provided by financing activities         110,836      (12,931)     (12,460)
                                                                                  ---------    ---------    ---------


                    Net change in cash                                               23,742        3,879        4,274
                    Cash, beginning of period                                        22,888       19,009       14,735
                                                                                  ---------    ---------    ---------
                    Cash, end of period                                           $  46,630    $  22,888    $  19,009
                                                                                  =========    =========    =========

PXRE                  Notes to Consolidated Financial Statements
Group Ltd.            Years Ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------

1.   Significant Accounting Policies

     Basis of Presentation and Consolidation

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries, "PXRE") and its wholly-owned subsidiaries, including PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe"), Cat Fund L.P., PXRE Capital Trust I and PXRE Limited. All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

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

         Certain reclassifications have been made for 2001 and 2000 to conform to the 2002 presentation.

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

         Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are accounted for as deposits with interest income or expense credited or charged to the contract deposits. These contract deposits are included in other assets and deposit liabilities in the Consolidated Balance Sheets.

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

     Liabilities for Losses and Loss Expenses

         Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. These liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates. Any adjustments to these estimates are reflected in income when known. Reinsurance recoverable on paid losses and reinsurance recoverable on unpaid losses are reported as assets. Reinsurance recoverable on paid losses represents amounts recoverable from retrocessionaires at the end of the period for gross losses previously paid. Provisions are established for all reinsurance recoveries which are considered doubtful.

         In 2000, PXRE commenced assuming finite contracts in PXRE Bermuda, which was a new line of business for PXRE. Such contracts may be recorded on a discounted basis. At December 31, 2002, all reserves for PXRE Bermuda were recorded on an undiscounted basis. At December 31, 2001, reserves related to these contracts amounting to $3.9 million were discounted by $0.3 million at a rate of 5.1% over 18 years.

         Premiums on assumed retroactive contracts are earned when written with a corresponding liability established for the estimated loss the Company ultimately expects to payout. The initial loss is deferred and amortized into expense over the expected pay-out period using the interest method. Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain is deferred and amortized into income over the expected pay-out period using the interest method.

     Investments

         Fixed maturity investments are considered available-for-sale or trading and are reported at fair value. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in stockholders' equity. Unrealized losses which are deemed other than temporary are charged to operations. Unrealized gains and losses associated with the trading portfolio, as a result of temporary changes in fair value during the period such investments are held, are recognized in investment income.

         Short-term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

         Investments in limited partnership hedge funds and other limited partnerships are reported under the equity method, which includes the cost of the investment and subsequent proportional share of the partnership earnings. Under the equity method earnings are recorded in investment income.

         Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

     Fair Value of Financial Instruments

         Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 3 and 4.

     Debt Issuance Costs

         Debt issuance costs associated with the issuance of $100 million 8.85% Capital Trust Pass-through Securities `sm' (TRUPS(SM)) and the issuance of a note under a $75 million Credit Agreement are being amortized over the term of the related outstanding debt using the interest method.

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

     Earnings Per Share

         Basic earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive.

     Stock-Based Compensation

         At December 31, 2002 PXRE has stock option plans, which are more fully described in Note 9. PXRE accounts for those plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") in the Statement of Financial Accounting Standard ("SFAS") Accounting for Stock-Based Compensation to stock-based employee compensation.

($000's, except per share data)           2002          2001          2000
                                      ----------    -----------   -----------

Net income (loss)
  As reported                         $   64,545    $  (17,967)   $  (10,800)
  Deduct:
  Total stock-based
  compensation expense
  determined under fair value
  based methods for all awards,
  net of related tax effects              (3,480)       (2,159)       (1,339)
                                      ----------    ----------    ----------
  Pro forma                           $   61,065    $  (20,126)   $  (12,139)
                                      ==========    ==========    ==========
Basic income (loss) per share
  As reported                         $     4.70    $    (1.55)   $    (0.95)
  Pro forma                           $     4.41    $    (1.74)   $    (1.07)
Diluted income (loss) per share
  As reported                         $     3.28    $    (1.55)   $    (0.95)
  Pro forma                           $     3.11    $    (1.74)   $    (1.07)



     Accounting for Derivative Instruments and Hedging Activities

         FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts. Accordingly, all derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative was used and whether it qualifies for hedge accounting.

         During the first quarter of 2001, PXRE adopted SFAS No. 133. The cumulative effect of adoption was income of $0.3 million, net of tax.

     Accounting for Extinguishment of Debt

         FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. The Company has adopted the new standard effective January 1, 2002. As a result, a gain of $1.4 million on the repurchase of $5.2 million of Minority Interest in Consolidated Subsidiary was classified with net realized investment gains during 2002.


2.       Underwriting

         Premiums written and earned for the years ended December 31, 2002, 2001 and 2000 are as follows:

($000's)                       2002            2001            2000
                            ---------       ---------       ---------

Premiums written
Gross premiums written      $ 366,768       $ 290,213       $ 268,990
Ceded premiums written        (72,285)       (135,735)        (96,289)
                            ---------       ---------       ---------
Net premiums written        $ 294,483       $ 154,478       $ 172,701
                            =========       =========       =========

Premiums earned
Gross premiums earned       $ 349,312       $ 293,442       $ 261,288
Ceded premiums earned         (79,952)       (131,317)       (101,082)
                            ---------       ---------       ---------
Net premiums earned         $ 269,360       $ 162,125       $ 160,206
                            =========       =========       =========


         Premiums written were assumed principally through reinsurance brokers or intermediaries. In 2002, 2001 and 2000 five, four and four reinsurance intermediaries respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 84%, 60% and 56% of gross premiums written, respectively.

         Included in ceded premiums written are $30.5 million, $58.0 million and $48.9 million of premiums ceded in 2002, 2001 and 2000, respectively to a reinsurer, Select Reinsurance Ltd. ("Select Re"). In accordance with PXRE's contractual rights under the retrocessional agreement with Select Re, PXRE designated its President and Chief Operating Officer to serve on Select Re's board of directors. Net assets due from the reinsurer at December 31, 2002, are $85.3 million, all of which are secured by a trust agreement and funds held. PXRE also purchases retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would be liable for such defaulted amounts. At December 31, 2002, PXRE had balances with an insurer, Legion Insurance Company, which is in rehabilitation, amounting to $8.6 million of premiums receivable net of contingent commission. PXRE also had losses and loss expense liabilities due to Legion of $13.4 million at December 31, 2002. PXRE's reinsurance contracts with Legion contained offset clauses whose enforceability is subject to Pennsylvania law.

         Activity in the net losses and loss expense liability for the years ended December 31, 2002, 2001 and 2000 is as follows:

($000's)                                             2002            2001            2000
                                                  ---------       ---------       ---------
Net balance at January 1                          $ 207,798       $ 155,503       $ 160,516

Incurred related to:
  Current year                                      101,456         133,852          79,534
  Prior years                                        25,406          17,851          58,231
                                                  ---------       ---------       ---------
  Total incurred                                    126,862         151,703         137,765
                                                  ---------       ---------       ---------

Paid related to:
  Current year                                      (17,890)        (46,961)        (14,709)
  Prior years                                       (79,361)        (52,505)       (131,643)
                                                  ---------       ---------       ---------
  Total paid                                        (97,251)        (99,466)       (146,352)
                                                  ---------       ---------       ---------

Net asset related to retroactive reinsurance
  assumed                                             2,976              58           3,574

Net balance at December 31                          240,385         207,798         155,503

Reinsurance recoverable on unpaid losses and
  loss expenses                                     207,444         245,907          96,117
                                                  ---------       ---------       ---------
Gross balance at December 31                      $ 447,829       $ 453,705       $ 251,620
                                                  =========       =========       =========

         During 2002, we experienced net adverse development of $25.4 million for prior-year loss and loss expenses, $16.9 million of which was due to loss development on our Exited Lines segment relating primarily to the 2000 and 2001 underwriting years. Adverse development of $16.7 million was primarily caused by larger than expected reported claims under our direct reinsurance contracts, corroborated by revised industry data. Net losses and loss expenses were unfavorably affected by an increase to reserves of $17.9 million in 2001 primarily due to strengthening of reserves in casualty, marine and aerospace lines of business and development on a number of historical catastrophe events. Net losses and loss expenses were unfavorably affected by an increase to reserves of $58.2 million in 2000 primarily due to the French Storms Lothar and Martin.

3.       Investments

         The book value, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities as of December 31, 2002 and 2001 are shown below:

                                                        Gross          Gross       Estimated
                                           Book       Unrealized      Unrealized    Fair
($000's)                                   Value        Gains         Losses        Value
                                         --------      --------      --------      --------
2002
Available for sale:
United States government securities      $ 45,640      $    525      $   --        $ 46,165
Foreign government securities                 310             5          --             315
United States government sponsored
 agency debentures                         35,524         2,538          --          38,062
United States government sponsored
 agency mortgage-backed securities         40,161         2,306          --          42,467
Other mortgage and asset-backed
 securities                               144,378         2,011         2,653       143,736
Obligations of states and political
 subdivisions                              72,983         3,617            78        76,522
Public utilities and industrial and
 miscellaneous securities                 126,967         4,956           312       131,611
                                         --------      --------      --------      --------
                                          465,963        15,958         3,043       478,878
                                         --------      --------      --------      --------

Trading:
Foreign denominated securities             21,871          --            --          21,871
                                         --------      --------      --------      --------
     Total fixed maturities              $487,834      $ 15,958      $  3,043      $500,749
                                         ========      ========      ========      ========




                                                        Gross          Gross         Estimated
                                           Book        Unrealized     Unrealized      Fair
($000's)                                  Value         Gains          Losses         Value
                                         --------      --------      --------      --------
2001
Available for sale:
United States government securities      $ 48,557      $     51      $    195      $ 48,413
Foreign government securities               5,611          --             256         5,355
United States government sponsored
 agency debentures                         45,006           916          --          45,922
United States government sponsored
 agency mortgage-backed securities          8,558            54          --           8,612
Other mortgage and asset-backed
 securities                                20,590           112            82        20,620
Obligations of states and political
 subdivisions                              33,235         1,842             6        35,071
Public utilities and industrial and
 miscellaneous securities                  57,078           127         1,716        55,489

                                         --------      --------      --------      --------
     Total fixed maturities              $218,635      $  3,102      $  2,255      $219,482
                                         ========      ========      ========      ========

         There was one investment, other than in the U.S. government and agency sectors, which exceeded 10% of stockholders' equity at December 31, 2001, amounting to 10.4%. No such investments exceeded 10% of stockholders' equity at December 31, 2002.

         Included in other comprehensive income in 2002 is $7.7 million of net unrealized appreciation on investments which includes $16.7 million of unrealized net gains arising during the year less $9.0 million of reclassification adjustments for net gains, included in net income.

         Proceeds, gross realized gains, and gross realized losses from sales of fixed maturity investments before maturity date or securities that prepay and from sales of equity securities were as follows:

   ($000's)                 2002             2001            2000
                          ---------       ---------       ---------

Proceeds from sales
  Fixed maturities        $ 206,537       $ 279,218       $ 186,380
                          ---------       ---------       ---------
  Equity securities       $     275       $  18,154       $  36,623
                          ---------       ---------       ---------

Gross gains
  Fixed maturities        $  10,566       $   7,307       $     223
  Equity securities            --               101           4,999
  Other                        --               211             405
                          ---------       ---------       ---------
                             10,566           7,619           5,627
                          ---------       ---------       ---------

Gross losses
  Fixed maturities           (1,352)         (1,815)         (1,505)
  Equity securities            (123)         (1,201)           (930)
  Other                        (110)           (580)             (1)
                          ---------       ---------       ---------
                             (1,585)         (3,596)         (2,436)
                          ---------       ---------       ---------

Net realized gains        $   8,981       $   4,023       $   3,191
                          =========       =========       =========


         Included in gross losses is the realized loss on the other than temporary write down of a fixed maturity bond in 2002 of $0.7 million, and an equity security and a fixed maturity bond in 2001 in the amount of $0.8 million and $1.6 million, respectively.

         The components of net investment income were as follows:

   ($000's)                          2002           2001          2000
                                   --------       --------       --------

Fixed maturity investments         $ 22,397       $ 16,331       $ 18,207
Hedge funds and other limited
  partnerships                        9,343         10,629          9,630
Equity securities                      --              269          1,055
Cash, short-term and other            4,653          6,737          3,155
                                   --------       --------       --------
                                     36,393         33,966         32,047

Less investment expenses             (1,954)        (1,710)        (2,010)
Less interest expenses on
  funds held                         (9,546)        (2,220)          --
                                   --------       --------       --------
Net investment income              $ 24,893       $ 30,036       $ 30,037
                                   ========       ========       ========

         Investment expenses principally represent fees paid to General Re-New England Asset Management, Inc ("NEAM") as well as fees paid to Mariner Investment Group ("Mariner"). The sole shareholder of Mariner is the Chairman and a founding shareholder of Select Re, which owned approximately 9.4% of the outstanding common stock of PXRE at December 31, 2001. During February 2002, Select Re liquidated its position in the open market.

     Investment Maturity Distributions

         The book value and estimated fair value of fixed maturity investments at December 31, 2002 by contractual maturity date are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                        Book            Fair
($000's)                                                Value           Value
                                                       --------      --------

Fixed Maturity:
  One year or less                                     $ 56,013      $ 56,487
  Over 1 through 5 years                                112,115       117,241
  Over 5 through 10 years                               117,826       123,334
  Over 10 through 20 years                               17,341        17,484
United States government agency mortgage backed
   and other mortgage and asset-backed securities       184,539       186,203
                                                       --------      --------
       Total fixed maturities                          $487,834      $500,749
                                                       ========      ========

         In addition to fixed maturities, PXRE held $133.3 million and $153.5 million of short-term investments at December 31, 2002 and 2001, respectively, comprised principally of agencies and high-grade commercial paper.

         PXRE also held $113.1 million and $115.6 million of limited partnership hedge funds and trading portfolio assets including funds managed by Mariner at December 31, 2002 and 2001, respectively, that are accounted for under the equity method or at fair value, as follows:

                                                             2002                          2001
                                              -----------------------------    ----------------------------
($000's)                                            $         Ownership %           $            Ownership %
                                              -----------    ------------      ----------     -------------
Mariner Partners, L.P.                         $   18,105            11.0      $   16,737            11.2
Mariner Select, L.P.                               15,685            12.1          14,914            19.9
Caspian Capital Partners, L.P. (a Mariner           8,400             3.3           7,746             4.1
   fund)
Mariner Opportunities, L.P.                         8,350            14.3           7,292            15.7
Mariner Atlantic, Ltd.                               --              --             3,956             2.4
Other                                              62,565      0.2 to 7.1          64,924      0.2 to 11.9
                                               ----------                      -----------
       Total hedge funds                       $  113,105                      $  115,569
                                               ==========                      ===========

     Restricted Assets

         Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $14.7 million were issued at December 31, 2002, in respect of reported loss reserves and unearned premiums. Investments with a par value of $15.3 million have been pledged as collateral with issuing banks. In addition, securities with a par value of $9.1 million at December 31, 2002 were on deposit with various state insurance departments in order to comply with insurance laws.

         PXRE, in connection with the capitalization of PXRE's Lloyd's Syndicate 1224, had placed on deposit a $35.6 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets of PXRE's Lloyd's Syndicate 1224 amounting to $13.6 million at December 31, 2002 are restricted from being paid as a dividend until the run-off is completed.

         PXRE has outstanding commitments for funding certain investments in certain limited partnerships of $1.1 million at December 31, 2002.

         PXRE has deposited securities with a fair value of $33.8 million at December 31, 2002 into a trust for the benefit of a cedent in connection with a finite reinsurance transaction.


4.       Notes Payable and Credit Arrangements

         In January 1997, PXRE Delaware issued $100 million of 8.85% TRUPS(SM). The fair value of the TRUPS(SM) is $69.2 million and $49.4 million at December 31, 2002 and 2001, respectively. Interest is payable on the TRUPS(SM) semi-annually. The notes are redeemable on or after February 1, 2007 at the option of PXRE Delaware, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter. During 2002, PXRE repurchased $5.2 million of the TRUPS(SM) in the open market and recognized a realized investment gain of $1.4 million.

         On December 30, 1998, PXRE Delaware entered into a Credit Agreement with Wachovia Bank, National Association (formerly known as First Union National
Bank), ("Wachovia") to arrange and syndicate for it a revolving credit facility of up to $75 million. Subsequently this agreement has been the subject of various amendments, such as the inclusion of the Company and PXRE Barbados as guarantors, collectively referred to as the Credit Agreement. Wachovia syndicated the $75 million revolving credit facility, joining Fleet National Bank, Credit Lyonnais, New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with Wachovia, the "Lenders"). The borrowings under the Credit Agreement bear interest at Wachovia's base rate or at the financial institution's LIBOR rate for periods of 30, 60, 90 or 180 days plus a 2% credit margin. The interest rate charged at December 31, 2002 and 2001 was 3.80% and 3.59%, respectively. In addition, the Credit Agreement requires PXRE and certain subsidiaries, where applicable, to maintain certain financial ratios including minimum fixed charge coverage, maximum consolidated debt to total capitalization, minimum statutory capital and surplus, and minimum risk based capital ratios. Commitments under this Credit Agreement terminate on or before March 31, 2004 and are subject to reductions of $20 million on March 31, 2003 and $10 million on March 31, 2004. At December 31, 2002 and 2001, $30 million and $55 million were outstanding under this Credit Agreement.

         During 2002 the Credit Agreement was amended in April and September to obtain a consent to the issuance of the Preferred Share Investment, to rectify the late submission of projections to Wachovia, and consent to the holding of an investment. See Note 6 regarding the Preferred Share Investment and the amendments to the Credit Agreement.

         PXRE Delaware entered into a cash flow hedge interest rate swap agreement with Wachovia that has the intended effect of converting the $30 million borrowings by PXRE Delaware to a fixed rate borrowing at an annual rate of 7.34%. The fair value of the loan and the interest rate swap agreement at December 31, 2002 and 2001 was approximately $31.6 million and $53.7 million, respectively. At December 31, 2002, the amount of the cash flow hedge, net of tax, in accumulated other comprehensive income was depreciation of $0.9 million.

         Interest paid, including the minority interest in consolidated subsidiary, was $11.6 million, $13.3 million and $13.7 million for 2002, 2001 and 2000, respectively.


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

         Pre-tax income (loss) from operations before cumulative effect of accounting change for the years ended December 31, under the following jurisdictions was as follows:

($000's)          2002          2001           2000
                --------      --------       ---------
U.S.            $ 50,619      $(14,351)      $(27,713)
Bermuda           31,553        (5,005)         4,730
Barbados             202        (3,634)           176
                --------      --------       ---------
     Total      $ 82,374      $(22,990)      $(22,807)
                ========      ========       =========

         The components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

    ($000's)                             2002           2001          2000
                                      ----------     ---------      ---------
Current
   U.S.                                $   (867)      $     44       $ (3,891)
   Foreign                                  389          1,103            137
                                      ----------     ---------      ---------
       Subtotal                            (478)         1,147         (3,754)
Deferred U.S.                            18,307         (5,851)        (8,253)
                                      ----------     ---------      ---------
Income tax provision (benefit)
  before change in accounting            17,829         (4,704)       (12,007)
Income tax provision from change in
  accounting                               --              172           --
                                      ----------     ---------      ---------
Income tax provision (benefit)         $ 17,829       $ (4,532)      $(12,007)
                                      ----------     ---------      ---------
Income taxes paid (received), net      $ (7,584)      $  3,103       $    637
                                      ==========     =========      =========

         In March 2002, Congress passed the Job Creation and Worker Assistance Act of 2002 (H.R. 3090) which affords greater opportunity to use net operating losses. The legislation allowed an extension of the carryback period (pursuant to Section 172) from two to five years. PXRE availed itself of this legislation by electing to carryback its 2001 tax loss for 5 years. This enabled PXRE to recoup $10.7 million of taxes paid in the prior year on 1996 taxable income. The remaining losses were utilized in 2002.

         The significant components of the net deferred income tax asset (liability) are as follows:


    ($000's)                                                                  2002                 2001
                                                                              --------       --------
    Deferred income tax asset:
       Discounted reserves and unearned premiums                              $ 12,062       $  7,297
       Deferred compensation and benefits                                        2,071          2,488
       Cash flow hedge                                                             631            389
       Allowance for doubtful accounts                                             525            385
       Excess tax over book basis in invested assets                              --              869
       NOL carryforwards                                                          --           16,701
       Other, net                                                                  350            243
                                                                              --------       --------
         Total deferred income tax asset                                      $ 15,639       $ 28,372
                                                                              --------       --------

    Deferred income tax liability:
       Deferred acquisition costs                                               (7,633)        (1,966)
       Investments and unrealized foreign exchange                              (3,450)          (557)
       Excess book over tax basis in limited partnerships                       (1,571)        (1,068)
       Retroactive reinsurance contracts                                        (1,327)        (2,202)
       Market discount                                                          (1,305)        (1,369)
       Other, net                                                                 (633)          (172)
                                                                              --------       --------
         Total deferred income tax liability                                   (15,919)        (7,334)
                                                                              --------       --------
    Net deferred income tax (liability) asset                                 $   (280)      $ 21,038
                                                                              ========       ========
         Income tax (payable) recoverable consists of the following:

    ($000's)                                                                      2002           2001
                                                                              --------       --------
       Current tax (liability) asset                                          $ (2,206)      $  4,080
       Deferred tax (liability) asset                                             (280)        21,038
                                                                              --------       --------
       Net income tax (liability) asset                                       $ (2,486)      $ 25,118
                                                                              ========       ========

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate of 35% to pretax income from operations as a result of the following differences.

($000's)                                                     2002           2001           2000
                                                         --------       --------       --------
Statutory U.S. rate                                      $ 28,831       $ (8,047)      $ (7,982)
Tax exempt interest                                          (619)          (781)        (1,316)
Foreign tax credit recoverable                               --             (339)          (670)
Bermuda (income) loss                                     (11,044)         1,752         (1,655)
Foreign income - Barbados                                     (71)         1,272            (62)
Barbados tax                                                  389          1,103            137
Other, net                                                    343            508           (459)
                                                         --------       --------       --------

    Total provision (benefit)                            $ 17,829       $ (4,532)      $(12,007)
                                                         ========       ========       ========

6.   Stockholders' Equity and Dividend Restrictions

     Stockholders' Equity

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

         On April 4, 2002, the Company raised $150 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). Proceeds, net of offering expenses of $9.1 million, amounted to $140.9 million. The Preferred Share Investment occurred pursuant to a Share Purchase Agreement, dated as of December 10, 2001, between the Company and Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Partners, L.P. and Richard E. Rainwater. The capital infusion from the Preferred Share Investment is enabling PXRE to increase underwriting capacity and therefore maximize participation in the hardening reinsurance market following the September 11, 2001 terrorist attacks. On February 12, 2002, the stockholders approved the sale and issuance of three series of convertible preferred shares pursuant to the Share Purchase Agreement, including 7,500 Series A Convertible Preferred Shares, 5,000 Series B Convertible Preferred Shares, and 2,500 Series C Convertible Preferred Shares. These shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon, payable on a quarterly basis. The stockholders also voted to approve the division of 20 million of PXRE's 50 million authorized common shares into three new classes of convertible common shares including 10 million Class A Convertible Voting Common Shares ("Class A Common Shares"), 6,666.667 Class B Convertible Voting Common Shares ("Class B Common Shares"), and 3,333.333 Class C Convertible Voting Common Shares ("Class C Common Shares"). Preferred shares are convertible into convertible common shares at the option of the holder at any time equal to the original purchase cost plus accrued but unpaid dividends at a conversion price equal to $15.69 provided that such conversion price is subject to adjustment if the Company experiences adverse loss development in excess of a $7 million after-tax threshold. As of December 31, 2002, the Company has incurred $2.9 million of net adverse development above this $7 million threshold resulting in an adjusted conversion price of $15.49. Preferred shares mandatorily convert at the third anniversary of the issuance for two thirds of the shares issued, and the balance at the sixth anniversary. Preferred shares vote on a fully converted basis on all matters other than the election of directors.

         The Preferred Share Investment would have triggered an event of default under the Credit Agreement if the transaction were consummated without the consent of the Lenders. As a condition to the Lenders' consent to the Preferred Stock Investment, the Credit Agreement was amended pursuant to the Second Amendment to the First Amended and Restated Credit Agreement, dated March 12, 2002, between PXRE Delaware and the Lenders. As amended, the outstanding commitment was reduced by $20 million on March 31, 2002, and by $5 million on July 1, 2002. The commitment will be reduced by $20 million on March 31, 2003 and by the remaining $10 million on March 31, 2004. In addition, commencing on June 30, 2003, 50% of Excess Cash Flow (as defined in the Second Amendment) shall be used to reduce the outstanding commitment. In addition, the variable interest rate under the Amended Credit Agreement was increased by 100 basis points.

     Dividend Restrictions

         Under the terms of the Preferred Stock, the payment of dividends on the Company's Common Shares is subject to the following limitations: (i) no dividend may be paid upon the Common Shares if the dividends payable upon the Preferred Stock are overdue, (ii) the amount of dividends paid with respect to the Common Shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the "Permitted Dividend Amount") without the consent of the majority of holders of the Preferred Stock; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to Common Shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital stock of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount. For this purpose, the term "Permitted Tender Offer Amount" means an amount equal to 20% of the cumulative amount by which our consolidated net income in any calendar year commencing with the year ending December 31, 2002 exceeds $50 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of our capital stock on or after December 10, 2001. Under the terms of the Credit Agreement, dividends to PXRE shareholders in any year are limited as described in Note 4 with respect to the financial covenants.

         The Insurance Department of the State of Connecticut, by which PXRE Reinsurance is regulated, recognizes as net income and surplus those amounts determined in conformity with statutory accounting principles ("SAP") prescribed or permitted by the department, which differ in certain respects from U.S. GAAP. The amounts of statutory capital and surplus at December 31 and statutory net income of PXRE Reinsurance for the years then ended, as filed with insurance regulatory authorities are as follows:

 ($000's)                    2002           2001            2000
                          ---------      --------       ---------
                         (Unaudited)

  PXRE Reinsurance
    Statutory capital
      and surplus         $ 457,217      $ 331,959       $ 348,858
    Statutory net
      income (loss)       $  39,517      $ (28,171)      $ (14,569)

         PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.

         As of December 31, 2002, the maximum amount of dividends and other distributions, which may be made by PXRE Reinsurance during 2003 without prior approval, is limited to approximately $45.7 million. Accordingly, the remaining amount of its capital and surplus is considered restricted.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which require PXRE Bermuda to maintain certain measures of solvency and liquidity. As of December 31, 2002, the statutory capital and surplus of PXRE Bermuda was estimated to be $74.5 million and the amount required to be maintained was estimated to be $12.4 million.

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

         PXRE Reinsurance prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Connecticut. Effective January 1, 2001, the State of Connecticut required that insurance companies domiciled in the State of Connecticut prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual - Version effective January 1, 2001 subject to any deviations prescribed or permitted by the State of Connecticut Insurance Commissioner. Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures Manual - Version effective January 1, 2001 are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect, which decreased the surplus by $2.5 million, is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods.


7.   Earnings Per Share

         A reconciliation of income (loss) before cumulative effect of change in accounting to earnings, and shares, which affect basic and diluted earnings per share, is as follows:

($000's)                                                             2002          2001           2000
                                                                   --------      --------       --------
Income (loss) available to common stockholders:
  Income (loss) before cumulative effect of
    accounting change                                              $ 64,545      $(18,286)      $(10,800)
  Cumulative effect of accounting change, net of tax                   --             319           --
                                                                   --------      --------       --------
  Net income (loss) before preferred stock dividends               $ 64,545      $(17,967)      $(10,800)
                                                                   ========      ========       ========
  Preferred stock dividends                                           9,077          --             --
                                                                   --------      --------       --------
  Net income (loss) available to common stockholders               $ 55,468      $(17,967)      $(10,800)
                                                                   ========      ========       ========

Weighted average shares of common stock outstanding:
  Weighted average common shares outstanding (basic)                 11,802        11,578         11,394
   Equivalent shares of stock options                                   308           133             77
   Equivalent shares of restricted stock                                143           341            263
   Equivalent shares of preferred stock                               7,409          --             --
                                                                   --------      --------       --------
   Weighted average common equivalent shares (diluted)               19,662        12,052         11,734
                                                                   ========      ========       ========
    Weighted average common equivalent shares when
     antidilutive                                                      --          11,578         11,394
                                                                   ========      ========       ========
Per share amounts:
Basic
  Income (loss) before cumulative effect of accounting
    change and preferred stock dividends                           $   5.47      $  (1.58)      $  (0.95)
  Net income (loss) available to common stockholders               $   4.70      $  (1.55)      $  (0.95)


Diluted
  Income (loss) before cumulative effect of accounting change      $   3.28      $  (1.58)      $  (0.95)

  Net income (loss)                                                $   3.28      $  (1.55)      $  (0.95)


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

         The components of net pension expense for the company-sponsored plans for the years ended December 31, are as follows:

($000's)                                    2002          2001          2000
                                           -------       -------       -------
Components of net periodic cost:
  Service cost                             $   984       $ 1,040       $   681
  Interest cost                                648           640           468
  Expected return on assets                   (197)         (152)          (79)
  Amortization of prior service costs          212           212           212
  Recognized net actuarial costs              --              77            30
                                           -------       -------       -------
Net periodic benefit costs                 $ 1,647       $ 1,817       $ 1,312
                                           =======       =======       =======

         The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets:

($000's)                                              2002             2001
                                                     --------        --------

Reconciliation of benefit obligation
  Benefit obligation January 1                       $(10,610)       $ (7,688)
  Service cost                                           (984)         (1,040)
  Interest cost                                          (648)           (640)
  Amendments                                              (80)           --
  Actuarial gain (loss)                                 1,302          (1,242)
                                                     --------        --------
Benefit obligation December 31                       $(11,020)       $(10,610)
                                                     ========        ========

Reconciliation of plan assets
  Fair value of plan assets as of January 1          $  2,217        $  1,562
  Return on plan assets                                     6            (131)
  Employer contributions                                2,517             787
                                                     --------        --------
Fair value of plan assets December 31                $  4,740        $  2,218
                                                     ========        ========

Reconciliation of funded status
  Funded status                                      $ (6,280)       $ (8,392)
  Unrecognized prior service cost                       1,691           1,813
  Unrecognized net loss                                   957           2,079
                                                     --------        --------
Accrued cost                                         $ (3,632)       $ (4,500)
                                                     ========        ========


Weighted average assumptions as of December 31:
  Discount rate                                          6.75%           7.25%
  Expected return on plan assets                         8.00%           8.00%
  Rate of compensation increase                          5.00%           5.00%

     Employee Stock Purchase Plan

         PXRE maintains an Employee Stock Purchase Plan under which it has reserved 140,423 common shares for issuance to PXRE personnel. The price per share is the lesser of 85% of the fair market value at either the date granted or the date exercised.


9.   Stock Options and Restricted Stock

         Under the Restated Employee Annual Incentive Bonus Plan, incentive compensation to employees is based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee. The maximum compensation paid in any year occurs at a 15.5% return on equity. Amounts incurred above a 15.5% return on equity up to a maximum award at a 20% return on equity represent contingent incentive compensation, which will be awarded in whole or part in a future year if return on equity is below a 13% return on equity. At December 31, 2002, the amount of the contingent liability was $1.2 million, and will accrue interest at a rate equal to prime plus 2%.

         The Officer Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and awards of shares subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive share options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. At December 31, 2002 and 2001, options for 754,155 and 414,478 shares respectively, were exercisable under this plan.

         In 2002, 2001 and 2000, $6.3 million, $2.0 million and $3.8 million, respectively was incurred under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest in 36 months or pro rata over 48 months.

         Information regarding the option plans described above is as follows:

                                        Number of    Range - Option Price per
                                         Shares             Share
                                     --------------  ------------------------
  Outstanding at December 31, 1999       452,474       $8.75 - $32.94
           Options granted               900,450           $12.50
           Options exercised             (37,057)           $8.75
           Options cancelled             (65,643)      $12.50 - $32.94
                                       ---------
  Outstanding at December 31, 2000     1,250,224
           Options granted               907,400       $15.95 - $19.80
           Options exercised             (72,658)      $10.88 - $12.50
           Options cancelled            (442,357)      $12.50 - $32.94
                                       ---------
  Outstanding at December 31, 2001     1,642,609
           Options granted               538,238       $17.45 - $24.17
           Options exercised            (126,214)      $10.88 - $19.80
           Options cancelled             (73,934)      $12.50 - $32.94
                                       ---------
  Outstanding at December 31, 2002     1,980,699
                                       =========

         PXRE has adopted a non-employee Director Stock Option Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per director from 2000 to 2005 inclusive as amended. Options granted under the plan have a term of 10 years from the date of grant and are vested and exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 2002, options for 250,000 shares were authorized and 134,400 were exercisable, at exercise prices between $14.79 and $31.11.

         PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. At December 31, 2002, options for 250,000 shares were authorized and ten-year options for 126,103 shares were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable.

         As of December 31, 2002 total authorized common shares reserved for grants of employee and director stock options and restricted stock under the above plans are 3,971,225 shares. Total shares of 1,014,658 relate to stock options which are vested and exercisable at December 31, 2002, at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

         As permitted by SFAS No. 123, PXRE has elected to continue to account for its stock option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the stock options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income (loss) and earnings per share for 2002, 2001 and 2000 would have been reduced to the following pro-forma amounts:

($000's, except per share data)        2002           2001           2000
                                     --------      ---------       ---------
Net income (loss)
     As reported                     $ 64,545      $ (17,967)      $(10,800)
     Pro forma                       $ 61,065      $ (20,126)      $(12,139)
Basic income (loss) per share
     As reported                     $   4.70      $   (1.55)      $  (0.95)
     Pro forma                       $   4.41      $   (1.74)      $  (1.07)
Diluted income (loss) per share
     As reported                     $   3.28      $   (1.55)      $  (0.95)
     Pro forma                       $   3.11      $   (1.74)      $  (1.07)


         The fair value of each option granted in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2002          2001          2000
                                        -------       -------       -------
Risk-free rate                            4.18%         5.41%         5.23%
Dividend yield                            0.98%         1.36%         1.42%
Volatility factor                        40.55%        37.18%        30.65%
Weighted average expected life             5             5             5

         A summary of the status of the employee and director stock option plans at December 31, 2002 and 2001 and changes during the years then ended is presented below:

                                                           2002                             2001
                                               ------------------------------   ------------------------------
                                                                 Weighted                         Weighted
                                                                 Average                          Average
                                                 Shares       Exercise Price      Shares       Exercise Price
                                                ----------    --------------     ----------    ---------------
Options outstanding at beginning of year         1,935,620       $18.06           1,485,416        $17.27
Options granted                                    614,841        18.64             965,219         17.77
Options exercised                                 (140,725)       12.67             (72,658)        11.91
Options cancelled                                  (89,934)       19.40            (442,357)        15.71
                                                 ---------                        ---------
Options outstanding at end of year               2,319,802        18.49           1,935,620         18.06
                                                 ---------                        ---------
Options exercisable at end of year               1,014,658        20.48             646,701         22.37
                                                 ---------                        ---------
Weighted average fair value per share of
  options granted                                                  9.69                             8.98

         Options outstanding at December 31, 2002 included:

                              Number                                                    Number
                          Outstanding at        Weighted           Weighted         Exercisable at         Weighted
       Range of            December 31,          Average            Average          December 31,           Average
    Exercise Prices            2002          Remaining Life     Exercise Price           2002           Exercise Price
---------------------     ---------------    --------------     ---------------    ------------------   ----------------
$12.50 to $19.88               1,791,715          8.33               $16.22                584,309           $15.72
$20.23 to $33.46                 528,087          4.66               $26.18                430,349           $26.94
                              ----------                                                 ----------
                               2,319,802                                                 1,014,658
                              ==========                                                 ==========


         PXRE also has adopted a non-employee Director Deferred Stock Plan granting 2,000 shares to each non-employee Board member at the time specified in the plan. At December 31, 2002, the 16,000 shares granted to eligible non-employee Board members will be issued to Board members at or after their termination, depending on whether such director elected to defer receipt of such shares following termination.


10.  Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, finite business, other lines and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core catastrophe and risk excess and finite businesses. Businesses that were not renewed in 2002 are reported as exited lines. PXRE's segments for 2000 and 2001 were reclassified to be comparable to the 2002 segments used for PXRE's method of managing the business. In addition, we operate in two geographic segments - North American representing North American based risks written by North American based clients and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia) representing all other premiums written. There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains, operating expenses, and financing costs to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

Net Premiums Written

                                                          Year Ended December 31,
                               ---------------------------------------------------------------------------
                                          2002                     2001                      2000
                               ------------------------    --------------------   ------------------------
($000's, except percentages)      Amount       Percent      Amount      Percent      Amount       Percent
                               ------------   --------    -----------  ---------  -----------    ---------

Catastrophe and Risk Excess
    North American              $    51,608               $    27,981              $    16,532
    International                   153,038                    90,714                   68,754
    Excess of Loss Cessions         (28,652)                  (60,485)                 (15,489)
                                -----------               -----------              -----------
                                    175,994      60%           58,210      38%          69,797      40%
                                -----------               -----------              -----------

Finite Business
    North American                  102,754                    33,651                   20,245
    International                         -                         -                        -
                                -----------               -----------              -----------
                                    102,754      35            33,651      22           20,245      12
                                -----------               -----------              -----------

Other Lines
    North American                    7,822                     4,086                    2,720
    International                        83                       404                    1,855
                                -----------               -----------              -----------
                                      7,905       3             4,490       3            4,575       3
                                -----------               -----------              -----------

Exited Lines
    North American                    8,550                    33,679                   29,898
    International                      (720)                   24,448                   48,186
                                -----------               -----------              -----------
                                      7,830       2            58,127      37           78,084      45
                                -----------     ----      -----------     ----     -----------     ----

Total                           $   294,483     100%      $   154,478     100%     $   172,701     100%
                                ===========     ====      ===========     ====     ===========     ====

Net Premiums Earned

                                                          Year Ended December 31,
                               ---------------------------------------------------------------------------
                                          2002                     2001                      2000
                               ------------------------    --------------------   ------------------------
($000's, except percentages)      Amount       Percent      Amount      Percent      Amount       Percent
                               ------------   --------    -----------  ---------  -----------    ---------


Catastrophe and Risk Excess
    North American              $   50,436               $    26,916              $    16,727
    International                  148,650                    92,407                   68,038
    Excess of Loss Cessions        (23,052)                  (58,839)                 (19,115)
                                -----------              -----------              -----------
                                   176,034      65%           60,484      37%          65,650      41%

Finite Business
    North American                  57,107                    32,365                   17,791
    International                        -                         -                        -
                                -----------              -----------              -----------
                                    57,107      21            32,365      20           17,791      11
                                -----------              -----------              -----------

Other Lines
    North American                   8,002                     3,434                    1,498
    International                      143                       479                    2,009
                                -----------              -----------              -----------
                                     8,145       3             3,913       3            3,507       2
                                -----------              -----------              -----------

Exited Lines
    North American                  18,895                    33,109                   23,332
    International                    9,179                    32,254                   49,926
                                -----------              -----------              -----------
                                    28,074      11            65,363      40           73,258      46
                                -----------    ----      -----------     ----     -----------     ----

Total                           $  269,360     100%      $   162,125     100%     $   160,206     100%
                                ===========    ====      ===========     ====     ===========     ====

Underwriting Income (Loss)

                                                          Year Ended December 31,
                               ---------------------------------------------------------------------------
                                          2002                     2001                      2000
                               ------------------------    --------------------   ------------------------
($000's, except percentages)      Amount       Percent      Amount      Percent      Amount       Percent
                               ------------   --------    -----------  ---------  -----------    ---------


Catastrophe and Risk Excess
    North American              $  43,591               $   (31,740)             $    10,888
    International                  80,874                   (17,639)                  (1,075)
    Excess of Loss Cessions       (16,383)                   38,117                  (11,265)
                                -----------             -----------              -----------
                                  108,082      117%         (11,262)     77%          (1,452)     19%
                                -----------             -----------              -----------

Finite Business
    North American                  2,544                     2,944                    1,661
    International                       -                         -                        -
                                -----------             -----------              -----------
                                    2,544       3             2,944     (20)           1,661     (22)
                                -----------             -----------              -----------

Other Lines
    North American                  4,378                      (385)                    (543)
    International                     (58)                     (934)                     (39)
                                -----------             -----------              -----------
                                    4,320       4            (1,319)      9             (582)      8
                                -----------             -----------              -----------

Exited Lines
    North American                (20,234)                    2,023                     (446)
    International                  (2,075)                   (6,996)                  (6,610)
                                  (22,309)    (24)           (4,973)     34           (7,056)     95
                                -----------   ---       -----------     ----     -----------     ----
Total                           $  92,637     100%      $   (14,610)    100%     $    (7,429)    100%
                                ===========   ====      ===========     ====     ===========     ----

         Included in the finite segment, was net premiums written of $83.8 million and underwriting profit of $3.0 million in 2002, assumed pursuant to various finite reinsurance contracts with one insurance company, Tower Insurance Company of New York.

         The following table reconciles the underwriting income (loss) for the operating segments to income before tax as reported in the Consolidated Statements of Income and Comprehensive Income:

($000's)                                               2002           2001           2000
                                                     --------       --------       --------
Net underwriting income (loss)                       $ 92,637       $(14,610)      $ (7,429)
Net investment income                                  24,893         30,036         30,037
Net realized investment gains                           8,981          4,023          3,191
Interest expense                                       (2,939)        (4,424)        (4,778)
Minority interest in consolidated subsidiary           (8,646)        (8,877)        (8,875)
Other operating expenses                              (32,454)       (29,606)       (35,407)
Unrealized foreign exchange on losses incurred             (7)           981         (1,196)
Other (loss) income                                       (91)          (513)         1,650
                                                     --------       --------       --------
Income (loss) before income taxes and
         cumulative effect of accounting change      $ 82,374       $(22,990)      $(22,807)
                                                     ========       ========       ========

11.  Quarterly Consolidated Results of Operations (Unaudited)

         The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2002 and 2001. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

                                                      Three Months Ended
                                       --------------------------------------------------
($000's, except per share data)        March 31      June 30    September 30    December 31
                                       --------      --------      --------      --------
2002
Net premiums written                   $103,661      $ 20,723      $ 66,809      $103,290
                                       --------      --------      --------      --------
Revenues:
  Net premiums earned                  $ 59,156      $ 45,763      $ 75,741      $ 88,700
  Net investment income                   4,087         8,445         5,011         7,350
  Net realized investment gains             489           514         4,782         3,196
  Management fees                         1,253           586           928           665
                                       --------      --------      --------      --------
       Total revenues                    64,985        55,308        86,462        99,911
                                       --------      --------      --------      --------
Losses and expenses:
  Losses and loss expenses
     incurred                            17,223        18,863        48,264        42,512
  Commissions and brokerage              12,443         5,276        13,489        22,183
  Other operating expenses                8,870         6,223         6,696        10,664
  Interest expense                          745           754           698           742
  Minority interest in
     consolidated subsidiary              2,224         2,199         2,127         2,095
                                       --------      --------      --------      --------
       Total losses and expenses         41,505        33,315        71,274        78,196
                                       --------      --------      --------      --------
Income before income taxes               23,480        21,993        15,188        21,715
Income tax provision                      5,247         2,949         4,179         5,454
                                       --------      --------      --------      --------
Net income before preferred stock
  dividend                             $ 18,233      $ 19,044      $ 11,009      $ 16,261
                                       ========      ========      ========      ========
Preferred stock dividend                   --           2,900         3,058         3,119
                                       --------      --------      --------      --------
Net income available to common
  stockholders                         $ 18,233      $ 16,144      $  7,951      $ 13,142
                                       ========      ========      ========      ========
Basic earnings per common share:
  Net income available to
     common stockholders               $   1.56      $   1.37      $   0.67      $   1.11
                                       ========      ========      ========      ========
  Average shares outstanding             11,710        11,768        11,817        11,863
                                       ========      ========      ========      ========
Diluted earnings per common
  share:
  Net income                           $   1.51      $   0.88      $   0.50      $   0.73
                                       ========      ========      ========      ========
  Average shares outstanding             12,037        21,655        22,137        22,420
                                       ========      ========      ========      ========

Dividends paid per common share        $   0.06      $   0.06      $   0.06      $   0.06


                                                       Three Months Ended
                                       ---------------------------------------------------
($000's, except per share data)        March 31      June 30     September 30    December 31
                                       --------      --------      --------       --------

2001
Net premiums written                   $ 56,172      $ 36,971      $ 19,076       $ 42,259
                                       ========      ========      ========       ========

Revenues:
  Net premiums earned                  $ 47,940      $ 43,326      $ 17,543       $ 53,316
  Net investment income                   9,883         8,238         5,767          6,148
  Net realized investment gains
     (losses)                               386           429         3,426           (217)
  Management fees                         1,961           772         2,335            717
                                       --------      --------      --------       --------
       Total revenues                    60,170        52,765        29,071         59,964
                                       --------      --------      --------       --------
Losses and expenses:
  Losses and loss expenses
     incurred                            29,433        28,207        64,134         29,929
  Commissions and brokerage              13,468         9,562        (3,958)        11,278
  Other operating expenses                8,888         7,496         7,005          6,217
  Interest expense                        1,972           767           855            830
  Minority interest in
     consolidated subsidiary              2,219         2,219         2,219          2,220
                                       --------      --------      --------       --------
       Total losses and expenses         55,980        48,251        70,255         50,474
                                       --------      --------      --------       --------
Income (loss) before income taxes
  and cumulative effect of                4,190         4,514       (41,184)         9,490
  accounting change
Income tax provision (benefit)              694           792        (7,338)         1,148
                                       --------      --------      --------       --------
Income (loss) before cumulative
  effect of accounting change             3,496         3,722       (33,846)         8,342
Cumulative effect of accounting
  change, net of $172 tax benefit           319          --            --             --
                                       --------      --------      --------       --------
       Net income (loss)               $  3,815      $  3,722      $(33,846)      $  8,342
                                       ========      ========      ========       ========

Basic earnings (loss) per common
  share:
  Net income (loss)                    $   0.33      $   0.32      $  (2.94)      $   0.72
                                       ========      ========      ========       ========
  Average shares outstanding             11,482        11,470        11,501         11,632
                                       ========      ========      ========       ========
Diluted earnings (loss) per
  common share:
  Net income (loss)                    $   0.32      $   0.31      $  (2.94)      $   0.70
                                       ========      ========      ========       ========
  Average shares outstanding             11,890        11,878        11,501         11,962
                                       ========      ========      ========       ========

Dividends paid per common share        $   0.06      $   0.06      $   0.06       $   0.06

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that the sum of $9.8 million is realizable and that no valuation allowance is necessary.

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

PARENT COMPANY INFORMATION                                          Schedule II

PXRE Group Ltd.'s summarized financial information
(parent company only) is as follows:

                                               December 31,   December 31,
($000's)                                          2002          2001
                                              -----------     ------------
BALANCE SHEET
-------------
Assets:
  Cash                                          $    340      $    316
  Short-term investments                           3,273          --
  Fixed maturities                                   460           480
  Receivable from subsidiaries                     3,040          --
  Note receivable from subsidiary                 94,756        96,352
  Equity in subsidiaries                         351,992       141,318
  Other assets                                       779         2,563
                                                --------      --------
Total assets                                    $454,640      $241,029
                                                ========      ========

Liabilities:
  Liabilities to subsidiary                     $   --        $    592
  Other liabilities                                1,176           657
                                                --------      --------
Total liabilities                               $  1,176      $  1,249
                                                --------      --------
Stockholders' equity                             453,464       239,780
                                                --------      --------
Total liabilities and stockholders' equity      $454,640      $241,029
                                                ========      ========

                                                            Years Ended December 31,
                                                    -----------------------------------------
($000's)                                              2002            2001           2000
                                                    ---------       ---------       ---------
INCOME STATEMENT
----------------
Investment income                                   $   6,614       $   3,861       $       8
Management fees                                            94             144             169
Other operating expenses                               (4,201)         (2,482)         (1,892)
                                                    ---------       ---------       ---------
  Income (loss) before equity in earnings of
    subsidiary                                          2,507           1,523          (1,715)
Equity in earnings of subsidiary                       62,039         (19,490)         (9,085)
                                                    ---------       ---------       ---------
  Net income (loss)                                 $  64,546       $ (17,967)      $ (10,800)
                                                    =========       =========       =========

CASH FLOW STATEMENT
-------------------
Cash flow from operating activities:
  Net income (loss)                                 $  64,546       $ (17,967)      $ (10,800)
  Adjustments to reconcile net income (loss)
    to cash (used) provided by operating
    activities:
  Equity in earnings of subsidiaries                  (62,039)         19,490           9,085
  Cash dividends from subsidiaries                       --            12,568           2,013
  Contribution of capital to subsidiaries            (140,000)        (14,809)           --
  Loan from subsidiary                                   --            (1,000)           --
  Notes to subsidiaries                                 1,596           3,648            --
  Inter-company accounts                               (3,631)          1,243             415
  Other                                                 3,216          (1,062)          3,005
                                                    ---------       ---------       ---------
Net cash (used) provided by operating activities     (136,312)          2,111           3,718
                                                    ---------       ---------       ---------

Cash flow from investing activities:
  Net change in short-term investments                 (3,273)           --              --
  Cost of fixed maturities acquired                      --              (515)           --
                                                    ---------       ---------       ---------
Net cash used by investing activities                  (3,273)           (515)           --
                                                    ---------       ---------       ---------

Cash flow from financing activities:
  Proceeds from issuance of common stock            $   2,129       $   1,104       $     687
  Proceeds from issuance of preferred stock           140,888            --              --
  Cash dividends to common stockholders                (2,879)         (2,862)         (2,831)
  Cost of stock repurchased                              (529)         (1,172)           (316)
                                                    ---------       ---------       ---------
Net cash provided (used) by financing activities      139,609          (2,930)         (2,460)
                                                    ---------       ---------       ---------

Net change in cash                                         24          (1,334)          1,258
Cash, beginning of period                                 316           1,650             392
                                                    ---------       ---------       ---------
Cash, end of period                                 $     340       $     316       $   1,650
                                                    =========       =========       =========
Supplemental disclosure of cash flow
  information:
Non cash activities:
  Reduction of investment in subsidiary and
   increase in note receivable from subsidiary      $    --         $ 100,000       $    --
                                                    =========       =========       =========
  Preferred stock dividend                          $   9,077       $    --         $    --
                                                    =========       =========       =========

                                                                    Schedule III

                        PXRE GROUP LTD. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

             ($000's)
             Column A        Column B       Column C       Column D      Column E       Column F       Column G
             --------        --------       --------       --------      --------       --------       --------
                                             Future
                                             policy
                                           benefits,                      Other
                                            losses,                       policy
             Segment-        Deferred      claims and      Assumed      claims and
             property         policy          loss         unearned      benefits                        Net
                and        acquisition      expenses       premiums      payable        Premium       investment
             casualty          cost         (caption       (caption      (caption       revenue         income
             insurance     (caption 7)      13-a-1)        13-a-2)       13-a-3)      (caption 1)    (caption 2)
             ---------     -----------      -------        -------       -------      -----------    -----------

  2002   North American                                                                $  134,440
         International                                                                    157,972
         Corporate Wide                                                                   (23,052)
                          -----------------------------------------------------------------------------------------
              Total          $  22,721       $ 447,829     $  63,756     $       -     $  269,360      $   24,893

  2001   North American                                                                $   95,824
         International                                                                    125,140
         Corporate Wide                                                                   (58,839)
                          -----------------------------------------------------------------------------------------
              Total          $   7,312       $ 453,705     $  46,335     $       -     $  162,125      $   30,036

  2000   North American                                                                $   59,347
         International                                                                    119,973
         Corporate Wide                                                                   (19,115)
                          -----------------------------------------------------------------------------------------
              Total          $   9,697       $251,620      $  49,548     $       -     $  160,205      $   30,037




             ($000's)
             Column A       Column H        Column I        Column J       Column K
             --------       --------        --------        --------       --------



                           Benefits,      Amortization
             Segment-       claims,            of
             property      losses and       deferred
                and        settlement        policy           Other
             casualty       expenses       acquisition      operating      Premiums
             insurance    (caption 4)         costs          expense        written
             ---------    -----------         -----          -------        -------

  2002   North American    $    68,663      $    36,618                    $   170,736
         International          61,094           20,563                        152,399
         Corporate Wide         (2,895)          (3,790)                       (28,652)
                          --------------------------------------------------------------
              Total        $   126,862      $    53,391    $    32,454     $   294,483

  2001   North American    $   104,903      $    19,390                    $    99,397
         International         134,539           19,826                        115,566
         Corporate Wide        (87,739)          (8,866)                       (60,485)
                          --------------------------------------------------------------
              Total        $   151,703      $    30,350    $    29,606     $   154,478

  2000   North American    $    38,395      $     9,910                    $    69,395
         International         106,610           24,009                        118,795
         Corporate Wide         (7,240)             980                        (15,489)
                          --------------------------------------------------------------
              Total        $   137,765      $    34,899    $    35,407     $   172,701


                                                                      Schedule V


                        PXRE GROUP LTD. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

       ($000's)
       Column A         Column B                         Column C                      Column D               Column E

                                                        Additions
                                      --------------------------------------------
                         Balance at            (1)                   (2)                                      Balance at
                        beginning of    Charged to costs      Charged to other         Deductions               end of
      Description          year         and expenses       accounts - describe        - describe                 year
--------------------------------------------------------------------------------------------------------------------------------

Allowance for
 doubtful accounts
       2002             $      1,200    $      400              $     -                $    -                $  1,600
       2001             $        700    $      500              $     -                $    -                $  1,200
       2000             $        300    $      400              $     -                $    -                $    700



                                                                     Schedule VI


                        PXRE GROUP LTD. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

       ($000's)
       Column A    Column B     Column C     Column D    Column E  Column F    Column G
       --------    --------     --------     --------    --------  --------    --------
                                Reserves
                                  for
                                 unpaid
                   Deferred      claims     Discount,
     Affiliation    policy      and claim     if any     Assumed                  Net
         with     acquisition  adjustment  deducted in   unearned   Earned    investment
      registrant     costs      expenses     Column C    premiums  premiums     Income
      ----------     -----      --------     --------    --------  --------     ------
2002 Consolidated $  22,721     $447,829   $     -      $63,756    $269,360   $  24,893
2001 Consolidated     7,312      453,705      (325)      46,335     162,125      30,036
2000 Consolidated     9,697      251,620      (849)      49,548     160,205      30,037




       ($000's)
       Column A           Column H           Column I       Column J       Column K
       --------           --------           --------       --------       --------

                    Claims and claim      Amortization
                    adjustment expenses        of            Paid
                    incurred related to     deferred        claims
     Affiliation      (1)        (2)         policy        and claim
         with       Current     Prior     acquisition      adjustment      Premiums
      registrant     year       years        costs          expenses       written
      ----------     ----       -----        -----          --------       -------

2002 Consolidated  $101,456    $25,406      $53,391   $     97,251  $     294,483
2001 Consolidated   133,852     17,851       30,350         99,466        154,478
2000 Consolidated    79,534     58,231       34,899        146,352        172,701


                          INDEPENDENT AUDITORS' REPORT
                      ON THE FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders,
  PXRE Group Ltd.


Our audit of the consolidated financial statements referred to in our report dated February 11, 2003 appearing on page F-1 of PXRE Group Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2002, also included an audit of the Financial Statement Schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting For Derivative Instruments and Hedging Activities," during 2001.

KPMG LLP
New York, New York
February 11, 2003



                       Independent Auditors' Consent


The Board of Directors
PXRE Group Ltd.:

We consent to the incorporation by reference in the registration statement (No. 333-85451) on Form S-4 of PXRE Group Ltd. of our report dated February 11, 2003, with respect to the consolidated balance sheets of PXRE Group Ltd. as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows, for each of the years then ended, and all related financial statement schedules, which report appears in the December 31, 2002, annual report on Form 10-K of PXRE Group Ltd.

As discussed in Note 1 to the consolidated financial statements, PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting For Derivative Instruments and Hedging Activities," during 2001.


KPMG LLP
New York, New York
March 21, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


  To the Board of Directors of
  PXRE Group Ltd. (Successor Registrant of PXRE Corporation):

  Our audit of the consolidated financial statements referred to in our report dated February 12, 2001, except for Note 10 as to which the date is February 11, 2003, appearing in PXRE Group Ltd.'s (Successor Registrant of PXRE Corporation) Annual Report on Form 10-K for the year ended December 31, 2002, also included an audit of the financial statement schedules as of December 31, 2000 and for the year then as listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers
Hamilton, Bermuda
February 12, 2001, except for Note 10
as to which the date is February 11, 2003



                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (No. 333-85451) of PXRE Group Ltd. (Successor Registrant of PXRE Corporation) of our report dated February 12, 2001, except for Note 10 as to which the date is February 11, 2003, relating to the financial statements as of December 31, 2000 and for the year then ended, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 12, 2001, except for Note 10 as to which the date is February 11, 2003, relating to the financial statement schedules, which appears in this Form 10-K.



PricewaterhouseCoopers
Hamilton, Bermuda
March 19, 2003