Form 10-Q
period 2003-03-31
PXRE GROUP LTD
filed 2003-05-08
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No /_/

         As of May 5, 2003 12,181,818 common shares, $1.00 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                                    3

Consolidated Statements of Income and Comprehensive Income for the three
       months ended March 31, 2003 and 2002                                                               4

Consolidated Statements of Stockholders' Equity for the three months
       ended March 31, 2003 and 2002                                                                      5

Consolidated Statements of Cash Flows for the three months ended
       March 31, 2003 and 2002                                                                            6

Notes to Consolidated Financial Statements                                                                7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                                                 15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.                                34

Item 4.       Controls and Procedures                                                                    34

PART II.      OTHER INFORMATION                                                                          34

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults Upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

PXRE                    Consolidated Balance Sheets
Group Ltd.              (Dollars in thousands, except par value per share)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    March 31,       December 31,
                                                                                                      2003              2002
                                                                                                      ----              ----
                                                                                                   (Unaudited)

Assets             Investments:
                      Fixed maturities:
                        Available-for-sale (amortized cost $434,076 and $465,963, respectively)   $   447,216       $   478,878
                        Trading (cost $25,210 and $19,521, respectively)                               28,039            21,871
                      Short-term investments                                                          217,794           133,318
                      Hedge funds (cost $82,727 and $84,915, respectively)                            111,479           113,105
                      Other invested assets (cost $10,284 and $10,522, respectively)                   11,420            11,529
                                                                                                  ------------     -------------
                         Total investments                                                            815,948           758,701
                   Cash                                                                                52,676            46,630
                   Accrued investment income                                                            5,582             5,788
                   Premiums receivable, net                                                            69,475            77,290
                   Other receivables                                                                   35,714            27,052
                   Reinsurance recoverable on paid losses                                              29,611            29,653
                   Reinsurance recoverable on unpaid losses                                           174,035           207,444
                   Ceded unearned premiums                                                             16,032            10,496
                   Deferred acquisition costs                                                          15,648            22,721
                   Other assets                                                                        50,868            51,367
                                                                                                  ------------     -------------
                         Total assets                                                             $ 1,265,589       $ 1,237,142
                                                                                                  ============     =============

Liabilities        Losses and loss expenses                                                         $ 437,612         $ 447,829
                   Unearned premiums                                                                   77,864            63,756
                   Debt payable                                                                        10,000            30,000
                   Reinsurance balances payable                                                        76,596            81,090
                   Deposit liabilities                                                                 66,086            35,149
                   Income tax payable                                                                     858             2,486
                   Other liabilities                                                                   24,358            29,033
                                                                                                  ------------     -------------
                         Total liabilities                                                            693,374           689,343
                                                                                                  ------------     -------------

                   Minority interest in consolidated subsidiary:
                       Company-obligated mandatorily redeemable capital trust
                        pass-through securities of subsidiary trust holding solely a
                        company-guaranteed related subordinated debt                                   94,337            94,335
                                                                                                  ------------     -------------

Stockholders'     Serial convertible preferred stock, $1.00 par value, $10,000
Equity            stated value -- 10 million shares authorized, 0.02 million shares
                        issued and outstanding                                                        162,259           159,077
                   Common stock, $1.00 par value -- 50 million shares
                        authorized, 12.2 million and 12.0 million shares issued
                        and outstanding, respectively                                                  12,177            12,030
                   Additional paid-in capital                                                         172,271           168,866
                   Accumulated other comprehensive income net of deferred income
                      tax expense of $3,317 and $2,866, respectively                                    8,198             7,142
                   Retained earnings                                                                  127,755           108,062
                   Restricted stock at cost (0.2 million and 0.2 million shares, respectively)         (4,782)           (1,713)
                                                                                                  ------------     -------------
                         Total stockholders' equity                                                   477,878           453,464
                                                                                                  ------------     -------------
                         Total liabilities and stockholders' equity                               $ 1,265,589       $ 1,237,142
                                                                                                  ============     =============



        The accompanying notes are an integral part of these statements.

PXRE                    Consolidated Statements of Income and Comprehensive Income
Group Ltd.              (Dollars in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             2003                  2002
                                                                                             ----                  ----
                                                                                                    (Unaudited)


Revenues                Net premiums earned                                                     $ 84,772        $ 59,156
                        Net investment income                                                      5,475           4,087
                        Net realized investment (losses) gains                                        (1)            489
                        Fee income                                                                 1,276           1,253
                                                                                           --------------    ------------
                                                                                                  91,522          64,985
                                                                                           --------------    ------------

Losses and              Losses and loss expenses incurred                                         32,854          17,223
Expenses                Commissions and brokerage                                                 20,027          12,443
                        Other operating expenses                                                   9,162           8,870
                        Interest expense                                                           2,259             745
                        Minority interest in consolidated subsidiary                               2,106           2,224
                                                                                           --------------    ------------
                                                                                                  66,408          41,505
                                                                                           --------------    ------------


                        Income before income taxes                                                25,114          23,480
                        Income tax provision                                                       1,507           5,247
                                                                                           --------------    ------------


                        Net income before preferred stock dividends                             $ 23,607        $ 18,233
                                                                                           --------------    ------------
                        Preferred stock dividends                                                  3,182               -
                                                                                           --------------    ------------
                        Net income available to common stockholders                             $ 20,425        $ 18,233
                                                                                           ==============    ============


Comprehensive           Net income before preferred stock dividends                             $ 23,607        $ 18,233
Income, Net             Net unrealized appreciation (depreciation) on investments                    111          (1,415)
of Tax                  Net unrealized appreciation on cash flow hedge                               945             202
                                                                                           --------------    ------------
                        Comprehensive income                                                    $ 24,663        $ 17,020
                                                                                           ==============    ============


Per Share               Basic:
                             Net income before preferred stock dividends                          $ 1.98          $ 1.56
                             Preferred stock dividends                                             (0.27)              -
                                                                                           --------------    ------------
                             Net income available to common stockholders                            1.71            1.56
                                                                                           --------------    ------------
                             Average shares outstanding (000's)                                   11,894          11,710
                                                                                           ==============    ============


                        Diluted:
                             Net income                                                           $ 1.04          $ 1.51
                                                                                           ==============    ============
                             Average shares outstanding (000's)                                   22,664          12,037
                                                                                           ==============    ============

        The accompanying notes are an integral part of these statements.

PXRE                   Consolidated Statements of Stockholders' Equity
Group Ltd.             (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       2003                  2002
                                                                                       ----                  ----
                                                                                               (Unaudited)

Preferred Stock          Balance at beginning of period                                $ 159,077            $      -
                         Dividends to preferred stockholders                               3,182                   -
                                                                                       ----------          ---------
                             Balance at end of period                                  $ 162,259            $      -
                                                                                       ==========          ==========

Common Stock             Balance at beginning of period                                $  12,030            $ 11,873
                         Issuance of shares, net                                             147                  71
                                                                                       ----------          ----------
                             Balance at end of period                                  $  12,177            $ 11,944
                                                                                       ==========          ==========

Additional               Balance at beginning of period                                $ 168,866           $ 175,405
Paid-in Capital          Issuance of shares                                                3,341               1,307
                         Other                                                                64                 (18)
                                                                                       ----------          ----------
                             Balance at end of period                                  $ 172,271           $ 176,694
                                                                                       ==========          ==========

Accumulated              Balance at beginning of period                                  $ 7,142              $ (299)
Other                    Change in unrealized gains (losses)                                 111              (1,415)
Comprehensive            Change in cash flow hedge                                           945                 202
                                                                                       ----------          ----------
Income                       Balance at end of period                                    $ 8,198            $ (1,512)
                                                                                       ==========          ==========

Retained                 Balance at beginning of period                                $ 108,062            $ 55,473
Earnings                 Net income before preferred stock dividends                      23,607              18,233
                         Dividends to preferred stockholders                              (3,182)                  -
                         Dividends to common stockholders                                   (732)               (717)
                                                                                       ----------          ----------
                             Balance at end of period                                  $ 127,755            $ 72,989
                                                                                       ==========          ==========

Restricted Stock         Balance at beginning of period                                 $ (1,713)           $ (2,672)
                         Issuance of restricted stock                                     (3,845)               (803)
                         Amortization of restricted stock                                    776                 677
                                                                                       ----------          ----------
                             Balance at end of period                                   $ (4,782)           $ (2,798)
                                                                                       ==========          ==========

Total                    Balance at beginning of period                                $ 453,464           $ 239,780
Stockholders'            Issuance of shares                                                3,488               1,378
Equity                   Restricted stock, net                                            (3,069)               (126)
                         Unrealized appreciation (depreciation) on investments,
                            net of deferred income tax                                       111              (1,415)
                         Unrealized appreciation on cash flow hedge,
                            net of deferred income tax                                       945                 202
                         Net income before preferred stock dividends                      23,607              18,233
                         Dividends to common stockholders                                   (732)               (717)
                         Other                                                                64                 (18)
                                                                                       ----------          ----------
                             Balance at end of period                                  $ 477,878           $ 257,317
                                                                                       ==========          ==========


        The accompanying notes are an integral part of these statements.

PXRE                    Consolidated Statements of Cash Flows
Group Ltd.              (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                        2003         2002
                                                                                                        ----         ----
                                                                                                           (Unaudited)

Cash Flow               Net income before preferred stock dividends                                    $ 23,607      $ 18,233
from Operating          Adjustments to reconcile net income to net cash
Activities                provided by operating activities:
                            Losses and loss expenses                                                    (10,217)      (11,460)
                            Unearned premiums                                                             8,572        44,469
                            Deferred acquisition costs                                                    7,073        (5,185)
                            Receivables                                                                  (1,645)      (23,165)
                            Reinsurance balances payable                                                 (4,495)       14,687
                            Reinsurance recoverable                                                      33,451        (3,130)
                            Income taxes                                                                 (2,015)        7,753
                            Equity in earnings of limited partnerships                                   (2,377)       (1,701)
                            Trading portfolio fixed maturities and hedge funds acquired                  (5,688)            -
                            Deposit liability                                                            30,937           434
                            Other                                                                        (1,284)         (914)
                                                                                                  --------------  ------------
                              Net cash provided by operating activities                                  75,919        40,021
                                                                                                  --------------  ------------



Cash Flow               Cost of fixed maturity investments                                               (3,814)         (203)
from Investing          Fixed maturity investments matured or disposed                                   35,162         2,219
Activities              Payable for securities                                                              233           (94)
                        Cost of equity securities                                                           (76)            -
                        Equity securities disposed                                                            -           275
                        Net change in short-term investments                                            (84,475)      (56,423)
                        Hedge funds and other invested assets disposed                                    8,208        33,973
                        Hedge funds and other invested assets purchased                                  (4,023)            -
                                                                                                  --------------  ------------
                              Net cash used by investing activities                                     (48,785)      (20,253)
                                                                                                  --------------  ------------



Cash Flow               Proceeds from issuance of common stock                                              286           886
from Financing          Cash dividends paid to common stockholders                                         (732)         (717)
Activities              Repayment of debt                                                               (20,000)      (10,000)
                        Repurchase of minority interest in consolidated subsidiary                            -          (780)
                        Cost of stock repurchased                                                          (642)         (452)
                                                                                                  --------------  ------------
                               Net cash used by financing activities                                    (21,088)      (11,063)
                                                                                                  --------------  ------------

                        Net change in cash                                                                6,046         8,705
                        Cash, beginning of period                                                        46,630        22,888
                                                                                                  --------------  ------------
                        Cash, end of period                                                            $ 52,676      $ 31,593
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

         The interim consolidated financial statements are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2002 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitate caution in drawing specific conclusions from interim results.

         Certain reclassifications have been made for 2002 to conform to the 2003 presentation.

     Stock-Based Compensation

         At March 31, 2003, PXRE has stock option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") in the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                       ----------------------------------------
 ($000's, except per share data)                                              2003                  2002
                                                                       ------------------    ------------------
 Net income:
    As reported                                                        $        23,607       $        18,233
    Deduct:
      Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects

                                                                                  (788)                 (870)
                                                                       ------------------    ------------------
    Pro-forma                                                          $        22,819       $        17,363
                                                                       ==================    ==================
 Basic income per share:
    As reported                                                        $          1.71       $          1.56
    Pro-forma                                                          $          1.65       $          1.48
 Diluted income per share:
    As reported                                                        $          1.04       $          1.51
    Pro-forma                                                          $          1.01       $          1.44


2.   Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims. The effects of such retrocessional coverage on premiums written and earned are as follows:

                                                      Three Months Ended                Increase
                                                          March 31,                    (Decrease)
                                            ----------------------------------
($000's)                                          2003                 2002                 %
                                            -------------       --------------        ------------
Premiums written
     Gross premiums written                 $     112,470       $      125,357
     Ceded premiums written                       (19,126)             (21,696)
                                            -------------       --------------
     Net premiums written                   $      93,344       $      103,661            (10)
                                            =============       ==============

Premiums earned
     Gross premiums earned                  $      98,362       $       78,007
     Ceded premiums earned                        (13,590)             (18,851)
                                            -------------       --------------
     Net premiums earned                    $      84,772       $       59,156             43
                                            =============       ==============

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)

3.   Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                           -------------------------------------
   ($000's, except per share data)                                                2003                  2002
                                                                           ---------------       ---------------
   Net income available to common stockholders:
        Income before preferred stock dividends                            $        23,607       $        18,233
        Preferred stock dividends                                                   (3,182)                    -
                                                                           ---------------       ---------------
        Net income available to common stockholders                        $        20,425       $        18,233
                                                                           ===============       ===============

   Weighted average shares of common stock outstanding:
        Weighted average shares of common stock outstanding                         11,894                11,710
        Equivalent shares of stock options                                             320                   211
        Equivalent shares of restricted stock                                           76                   116
        Equivalent shares of convertible preferred stock                            10,374                     -
                                                                           ---------------       ---------------
        Weighted average common equivalent shares (diluted)                         22,664                12,037
                                                                           ===============       ===============

   Per share amounts:
        Basic:
        Net income before preferred stock dividends                        $          1.98       $          1.56
        Preferred stock dividends                                                     (.27)                 -
                                                                           ---------------       ---------------
        Net income available to common stockholders                        $          1.71       $          1.56
                                                                           ===============       ===============

        Diluted:
        Net income before preferred stock dividends                        $          1.04       $          1.51
                                                                           ===============       ===============

4.   Income Taxes

         The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

         The Company does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation.

         The United States subsidiaries of PXRE file a consolidated U.S. federal income tax return.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)

5.   Stockholders' Equity

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

         The Preferred Shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon, payable on a quarterly basis. The stockholders also voted to approve the division of 20 million of PXRE's 50 million authorized common shares into three new classes of convertible common shares including 10 million Class A Convertible Voting Common Shares ("Class A Common Shares"), 6,666.667 Class B Convertible Voting Common Shares ("Class B Common Shares"), and 3,333.333 Class C Convertible Voting Common Shares ("Class C Common Shares").

         Preferred shares are convertible into convertible common shares at the option of the holder at any time equal to the original purchase cost plus accrued but unpaid dividends at a conversion price equal to $15.69 provided that such conversion price is subject to adjustment if the Company experiences adverse loss development in excess of a $7 million after-tax threshold. As of March 31, 2003, the Company has incurred $10.7 million of net adverse development above this $7 million threshold resulting in an adjusted conversion price of $14.97. Preferred shares mandatorily convert at the third anniversary of the issuance for two thirds of the shares issued, and the balance at the sixth anniversary. Preferred shares vote on a fully converted basis on all matters other than the election of directors.

6.   Segment Information

         PXRE operates in four reportable property and casualty reinsurance segments - catastrophe and risk excess, finite business, other lines and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core catastrophe and risk excess and finite businesses. Businesses that were not renewed in 2002 are reported as exited lines. In addition, PXRE operates in two geographic segments - North American representing North American based risks written by North American based clients and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and
Asia) representing all other premiums written.

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)

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

         The following tables summarize the net written and earned premiums by PXRE's business segments:

Net Premiums Written
                                                          Three Months Ended March 31,
                                                      2003                           2002
                                              ----------------------         -----------------------
($000's, except percentages)                  Amount         Percent         Amount          Percent
                                              ------         -------         ------          -------

Catastrophe and Risk Excess
    North American                         $    15,876                   $     12,760
    International                               78,979                         55,837
    Excess of Loss Cessions                     (8,088)                        (4,430)
                                           -----------                   ------------
                                                86,767         93%             64,167          62%
                                           -----------                   ------------

Finite Business
    North American                               2,362                         30,362
    International                                    -                              -
                                           -----------                   ------------
                                                 2,362          2              30,362          29
                                           -----------                   ------------

Other Lines
    North American                               2,544                          1,809
    International                                    -                             41
                                           -----------                   ------------
                                                 2,544          3               1,850           2
                                           -----------                   ------------

Exited Lines
    North American                                 297                          7,786
    International                                1,374                           (504)
                                           -----------                   ------------
                                                 1,671          2               7,282           7
                                           -----------        ---        ------------         ---

Total                                      $    93,344        100%       $    103,661         100%
                                           ===========        ===        ============         ===

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)

Net Premiums Earned

                                                          Three Months Ended March 31,
                                                      2003                           2002
                                              ----------------------         -----------------------
($000's, except percentages)                  Amount         Percent         Amount          Percent
                                              ------         -------         ------          -------

Catastrophe and Risk Excess
    North American                         $    14,783                   $      9,803
    International                               52,158                         32,175
    Excess of Loss Cessions                     (6,384)                        (4,711)
                                           -----------                   ------------
                                                60,557         71%             37,267          63%
                                           -----------                   ------------

Finite Business
    North American                              20,850                          8,573
    International                                    -                              -
                                           -----------                   ------------
                                                20,850         25               8,573          15
                                           -----------                   ------------

Other Lines
    North American                               1,142                          2,421
    International                                    -                             99
                                           -----------                   ------------
                                                 1,142          1               2,520           4
                                           -----------                   ------------

Exited Lines
    North American                                 795                          8,068
    International                                1,428                          2,728
                                           -----------                   ------------
                                                 2,223          3              10,796          18
                                           -----------        ---        ------------         ---

Total                                      $    84,772        100%       $     59,156         100%
                                           ===========        ===        ============         ===

PXRE
Group Ltd.                Notes to Consolidated Financial Statements (Unaudited)

         The following table summarizes the underwriting income (loss) by segment:

Underwriting Income (Loss)

                                                          Three Months Ended March 31,
                                                      2003                           2002
                                              ----------------------         -----------------------
($000's, except percentages)                  Amount         Percent         Amount          Percent
                                              ------         -------         ------          -------
Catastrophe and Risk Excess
    North American                         $    11,288                   $     11,377
    International                               39,125                         21,754
    Excess of Loss Cessions                     (9,978)                        (1,668)
                                           -----------                   ------------
                                                40,435        127%             31,463         104%
                                           -----------                   ------------

Finite Business
    North American                              (2,925)                         2,863
    International                                    -                              -
                                           -----------                   ------------
                                                (2,925)        (9)              2,863           9
                                           -----------                   ------------

Other Lines
    North American                                 367                            178
    International                                   46                            315
                                           -----------                   ------------
                                                   413          1                 493           2
                                           -----------                   ------------

Exited Lines
    North American                              (2,704)                        (3,687)
    International                               (3,435)                          (720)
                                           -----------                   ------------
                                                (6,139)       (19)             (4,407)        (15)
                                           -----------        ---        ------------         ---

Total                                      $    31,784        100%       $     30,412         100%
                                           ===========        ===        ============         ===

         The following table reconciles the underwriting income (loss) for the operating segments to income before income taxes as reported in the Consolidated Statements of Income and Comprehensive Income:

                                                                    Three Months Ended
                                                                         March 31,
                                                              -------------------------------
($000's)                                                           2003               2002
                                                              ------------      -------------
Net underwriting income                                       $     31,784      $      30,412
Net investment income                                                5,475              4,087
Net realized investment (losses) gains                                  (1)               489
Interest expense                                                    (2,259)              (745)
Minority interest in consolidated subsidiary                        (2,106)            (2,224)
Other operating expenses                                            (9,162)            (8,870)
Unrealized foreign exchange gains on losses                          1,403                365
incurred
Other loss                                                             (20)               (34)
                                                              ------------      -------------
Income before income taxes                                    $     25,114      $      23,480
                                                              ============      =============

7.   Contingencies

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that the sum of $9.8 million is realizable and that no valuation allowance is necessary. The appeal is expected to be submitted to the Third Circuit on June 3, 2003.

8.   Subsequent Event

         Subsequent to March 31, 2003, PXRE Statutory Capital Trust II, a wholly-owned subsidiary of the Company, entered into an agreement to sell, to an off-shore entity in a private transaction, $17.5 million principal amount of fixed/floating rate deferrable interest capital securities based on an equal principal amount of the Company's fixed/floating rate junior subordinated deferrable interest debentures due May 15, 2033. The securities bear interest at an initial rate of 7.35%. The Company intends to use the net proceeds of the sale to repay the balance of $10 million outstanding under its Credit Agreement, and to provide additional capital to PXRE Bermuda. It is expected that this issue will close on or about May 15, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Unless the context otherwise requires, references in this Form 10-Q to "PXRE", "we", the "Company", "us" and "our" include PXRE Group Ltd., a Bermuda company and its subsidiaries, which principally include PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions") and PXRE Solutions, S.A. ("PXRE Europe"). References to GAAP refer to accounting principles generally accepted in the United States ("GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled.

         The following is a discussion and analysis of the Company's results of operations for the three months ended March 31, 2003 compared with the three months ended March 31, 2002, and also a discussion of our financial condition as of March 31, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties (including the discussion of Critical Accounting Policies) contained in the 10-K.


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

         We also offer our clients property-per-risk, marine and aviation reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess-of-loss reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property-per-risk and marine and aviation business is also written on an excess-of-loss basis with aggregate limits on our exposure to losses.

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


Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the "SEC"), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend," "believe," "anticipate," or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risks and uncertainties. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

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

Comparison of First Quarter Results for 2003 with 2002

         For the quarter ended March 31, 2003, net income before preferred stock dividends was $23.6 million compared to net income of $18.2 million for the comparable period of 2002. The diluted net income per common share was $1.04 for the first quarter of 2003 compared to a diluted net income per share of $1.51 for the first quarter of 2002, based on diluted average shares outstanding of approximately 22.7 million in the first quarter of 2003 and 12.0 million in the first quarter of 2002.

         Gross and net written premiums for the first quarter of 2003 and 2002 were as follows:

                                                            Three Months Ended March 31,
                                                      ---------------------------------------
                                                                                                     % Increase
($000's)                                                     2003                  2002              (Decrease)
                                                      -----------------     -----------------        ----------
Gross premiums written                                $         112,470     $         125,357           (10)
Ceded premiums written                                          (19,126)              (21,696)          (12)
                                                      -----------------     -----------------
Net premiums written                                  $          93,344     $         103,661           (10)
                                                      =================     =================

         The decrease in gross and net premiums written primarily reflects a decline in both the Finite and Exited Lines segments offset, in part, by growth in the Catastrophe and Risk Excess segment. Improved pricing, increased participation with long-standing clients and substantial amounts of new business in our core Catastrophe and Risk Excess segment resulted in a 38% increase in net premiums written for the quarter, before the effects of excess of loss reinsurance ceded, in this key segment as compared to the corresponding prior-year period. The Finite segment decreased 92% during the first quarter of 2003 versus the prior-year comparable quarter on a net written basis primarily due to one large finite reinsurance contract. With respect to our Finite segment, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned from quarter to quarter. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. We therefore expect that the Finite segment premiums written and earned will vary widely from quarter to quarter reflecting this strategy. The Exited Lines segment decreased 77% on a net written basis compared to the corresponding period of 2002. Since we have decided to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we do not expect to report material premiums written and earned in the Exited Lines segment during 2003. On an overall basis, reinsurance premiums ceded decreased by 12% to $19.1 million for the first quarter of 2003 compared to $21.7 million for the first quarter of 2002, primarily as a result of the decrease in finite contracts ceded and cessions on the per-risk portion of the Catastrophe and Risk Excess segment, offset by an increase in ceded excess of loss business written.

         Finite contracts that do not meet accounting requirements of the Financial Accounting Standard Board's Statement of Financial Accounting Standard ("SFAS") No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. We have entered into contracts in 2001, 2002 and 2003 that have $66.1 million of deposit liabilities to ceding companies at March 31, 2003 on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Reinsurance Ltd. ("Select Re") that are accounted for as deposits pursuant to SFAS No. 113 and other accounting literature, totaling $21.5 million in deposit assets including investment income earned to March 31, 2003. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

         Gross and net earned premiums for the first quarter of 2003 and 2002 were as follows:

                                                            Three Months Ended March 31,
                                                      ---------------------------------------
                                                                                                     % Increase
($000's)                                                     2003                  2002              (Decrease)
                                                      -----------------     -----------------        ----------
Gross premiums earned                                 $         98,362      $         78,007             26
Ceded premiums earned                                          (13,590)              (18,851)           (28)
                                                      -----------------     -----------------
Net premiums earned                                   $         84,772      $         59,156             43
                                                      =================     =================

         Gross premiums earned for the first quarter of 2003 increased 26% to $98.4 million from $78.0 million in the first quarter of 2002. Net premiums earned for the first quarter of 2003 increased 43% to $84.8 million from $59.2 million for the corresponding period of 2002. The Catastrophe and Risk Excess segment increased 59% on a net earned basis, before the effects of excess of loss reinsurance ceded, while the Finite segment increased 143% on a net earned basis compared to the corresponding prior-year period. The Exited Lines segment experienced a decline of 79% on a net earned basis for the first quarter of 2003 as compared to the first quarter of 2002.

         A summary of our first quarter 2003 and 2002 net premiums written and earned by business segment is included in Note 6 to the Consolidated Financial Statements.

         Fee income was $1.3 million for both the three months ended March 31, 2003 and 2002.

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (including commission and brokerage and other operating expenses, reduced by fee income, if any) by net premiums written for purposes of SAP and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

         The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended March 31, 2003 and 2002, respectively:

  (%)                                          Three Months Ended March 31,
 -----                                         ----------------------------
                                               2003                  2002
                                               ----                  ----
Loss ratio                                     38.8                  29.1
Expense ratio                                  32.9                  33.9
                                               ----                  ----
Combined ratio                                 71.7                  63.0
                                               ====                  ====

         Our loss ratio was 38.8% for the first quarter of 2003 compared to 29.1% for the comparable prior-year period. There were no significant catastrophes during the three months ended March 31, 2003 and 2002.

         During the first quarter of 2003, we experienced net development of $13.2 million for prior-year loss and loss expenses, $7.6 million of which was due to loss development on our Exited Lines segment relating primarily to the 2000 and 2001 underwriting years including adverse development of $3.3 million primarily caused by larger than expected reported claims under our direct reinsurance contracts. The remaining exited lines development was attributable to the late reported credit losses. We also experienced $3.9 million loss development on our Finite segment. The loss ratio for the comparable period of 2002 was affected by net adverse development of $4.4 million for prior-year loss and loss expenses mainly due to $3.3 million of loss development on our discontinued direct casualty reinsurance operations.

         The expense ratio was 32.9% for the first quarter of 2003 compared to 33.9% during the comparable year earlier period. The decrease is primarily due to an increase in net premiums earned. The commission and brokerage ratio, net of fee income, was 22.1% for the first quarter of 2003 compared with 18.9% for the first quarter of 2002. The operating expense ratio was 10.8% for the three months ended March 31, 2003 compared with 15% for the comparable period of 2002. As a result of the above, our combined ratio was 71.7% for the first quarter of 2003 compared with a combined ratio of 63% for the comparable prior-year period.

         Other operating expenses increased 3% to $9.2 million for the three months ended March 31, 2003 from $8.9 million in the comparable period of 2002.

         Underwriting income (loss) as described in Note 6 to the Consolidated Financial Statements include premiums earned, losses incurred and commission and brokerage net of management fees, but does not include investment income, realized gains or losses, interest expense, minority interest in consolidated subsidiary, operating expenses, or unrealized foreign exchange gains or losses on losses incurred.

         Interest expense increased to $2.3 million for the three months ended March 31, 2003 from $0.7 million for the three months ended March 31, 2002. Following the repayment of $20 million on March 31, 2003 under the primary bank credit facility, the interest rate swap previously accounted for as a cash flow hedge is no longer effective. Consequently $1.3 million has been charged as interest expense in the quarter. This charge did not impact stockholders' equity since it was previously recorded as a component of other comprehensive income. In addition there was an acceleration of the amortization of expenses related to this facility of $0.2 million in the quarter. The Company incurred minority interest expense amounting to $2.1 million and $2.2 million related to PXRE's $100 million of 8.85% Capital Trust Pass-through Securities`sm' ("TRUPSsm") during the three month periods ended March 31, 2003 and 2002, respectively (see "Liquidity and Capital Resources" below for a full description of the TRUPSsm).

         Net investment income for the first quarter of 2003 increased 34% to $5.5 million from $4.1 million in the first quarter of 2002 primarily as a result of an increase in average invested balances offset in part by a decrease in fixed income yields. The average invested balance increased due to the proceeds of the Preferred Share Investment as well as cash flows from operations. The fixed maturity and short-term investment portfolio book yield on an annualized basis was approximately 4.0% during the first quarter of 2003 compared to 4.6% during the corresponding prior-year period. Investment income related to our hedge fund portfolio decreased slightly to $2.2 million in the first quarter of 2003 from $2.3 million in the first quarter of 2002. Investment in hedge funds produced an annualized return of 8.2% for the quarter compared with 9.9% in the comparable prior-year period.

         Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $24.7 million as of March 31, 2003, for which we have recognized $0.4 million of investment income for the first quarter of 2003. On ceded reinsurance contracts, we held premiums and accrued investment income of $129.6 million due to reinsurers as of March 31, 2003, for which we recognized a charge to investment income of $2.3 million for the first quarter of 2003. On a net basis, this charge to investment income was only $0.7 million, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 7.2% and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be 7 years on a weighted average basis.

         Net realized investment losses for the first quarter of 2003 were minimal compared to net realized investment gains of $0.5 million in the first quarter of 2002. Included in the net realized investment gains for the first quarter of 2002 were gains of $0.7 million realized on the repurchase of $1.5 million of our TRUPSsm Securities.

         PXRE recognized a tax expense of $1.5 million in the first quarter of 2003 compared to a tax expense of $5.2 million in the comparable prior-year period. The tax expense in the first quarter of 2003 differed from the statutory rate primarily due to the mix of business between the U.S. and Bermuda, as well as tax-exempt income.


Update on Critical Accounting Policies

         The Company's Annual Report on Form 10-K for the year ended December 31, 2002 discloses certain risks and uncertainties relating to critical accounting policies (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks and Uncertainties Relating to Critical Accounting Policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002). This included disclosure concerning our estimation of losses and loss expenses, the assumptions used in making such estimation and the various factors that contribute to uncertainty in those estimates.

         In this regard, we noted as a property catastrophe reinsurer, our estimations of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses such as casualty risks. In addition, with respect to insured events which occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and stockholders' equity. Additionally, as a consequence of our emphasis on property reinsurance, we may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

         In reserving for non-catastrophe losses from recent years, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes by contract. We consider historical loss ratios for each line of business and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. We also utilize information provided by our clients when we reserve heterogeneous lines by selecting expected loss ratios based upon loss ratio projections from pricing analyses. As experience emerges, we revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

         In reserving for catastrophe losses, our estimates are initially influenced to a significant degree by industry catastrophe models and underwriting information provided by our clients. This can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our company development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on the average estimate of the cost of this storm by two major catastrophe modelers, which was approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at December 31, 2002 for this event was $66.0 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 111%.

         Excluding the extraordinary development of French Storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of stockholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

         In addition, the risk for recent underwriting years includes the increased casualty exposures assumed by us through our casualty and finite business. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given our limited experience in the casualty and finite business, we do not have established historical loss development patterns that can be used to establish these loss liabilities. We must therefore rely on the inherently less reliable historical loss development patterns reported by our clients and industry loss development data in calculating our liabilities.

         During the first quarter of 2003, we experienced net development of $13.2 million for prior-year loss and loss expenses, $7.6 million of which was due to loss development in our Exited Lines segment relating primarily to the 2000 and 2001 underwriting years including adverse development of $3.3 million primarily caused by larger than expected reported claims under our direct reinsurance contracts. The remaining exited lines development was attributable to late reported credit losses. We ceased writing these businesses in September 2001. Our current estimate of net loss and loss expense liabilities for our Exited Lines segment as of March 31, 2003 is $104.7 million, which represents our best estimate from a range of estimates provided by alternative actuarial assumptions and methods. The low and high end of a range of reasonable loss reserves for our Exited Lines is $10.2 million below and $11.3 million above our current net loss and loss expense estimate. On an overall basis, our current estimate of net loss and loss expense liabilities for all segments as of March 31, 2003 is $263.6 million, which represents our best estimate from a range of estimates provided by alternative actuarial assumptions and methods. The low and high end of a range of reasonable loss reserves for all segments is $20.4 million below and $21.8 million above our current net loss and loss expense estimate.

Recent Developments

         On April 23, 2003, PXRE commuted its quota share reinsurance agreement with P-1 Re Ltd. ("P-1") in consideration of a commutation fee of $1.8 million payable by P-1 to PXRE. The commutation is effective as of January 1, 2003 and PXRE will retain all reinsurance premiums that would have been ceded to P-1. PXRE elected to commute this reinsurance facility because it believes that it will earn a higher risk-adjusted profit by retaining the business ceded to P-1 than it could earn from the management fee that was payable under the P-1 reinsurance agreement.

         PXRE had established the P-1 facility in December 2002 to manage the potential for excess growth in PXRE's property-catastrophe peak zone exposures. Under the P-1 reinsurance agreement, the quota share ceded to P-1 was determined based upon the amount of exposure PXRE wrote in excess of certain minimum retained amounts established by PXRE. PXRE met planned internal growth targets during the January 1, 2003 renewal season for its property-catastrophe business, but it did not experience significant peak zone exposure growth beyond its internal targets and the property catastrophe quota share ceded to P-1 was only 2.74%. As a result, the bulk of the business ceded to P-1 was well rated aviation, satellite and risk excess business. Such aviation, satellite and risk excess business is not highly correlated to PXRE's property-catastrophe exposures and the reassumption of this business improves the expected return on PXRE's reinsurance portfolio.


FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance, as well as certain restrictions arising in connection with our indebtedness discussed below. Under the Connecticut insurance law, the maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2003, without regulatory approval, is $45.7 million. During the three months ended March 31, 2003, $18.6 million in dividends were paid by PXRE Reinsurance.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which requires PXRE Bermuda to maintain certain measures of solvency and liquidity. At March 31, 2003, the statutory capital and surplus of PXRE Bermuda was estimated to be $93.1 million and the amount required to be maintained was estimated to be $9.9 million. In addition, under Bermuda law, PXRE Bermuda may not reduce its total statutory capital of $70.6 million, as set out in its statutory financial statement dated December 31, 2002, by 15% or more without the prior approval of Bermuda's Minister of Finance.

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

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated, the "Credit Agreement") with Wachovia Bank, National Association (formerly known as First Union National Bank, "Wachovia") as Agent and as a Lender, pursuant to which Wachovia agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, Wachovia syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with Wachovia, the "Lenders"). At December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On each of March 31, 2000, 2001, 2002 and April 4, 2002 PXRE Delaware fulfilled its commitment and made principal payments of $10 million. In addition, PXRE Delaware paid $5 million on July 1, 2002 and $20 million on March 31, 2003, reducing the outstanding loan to $10 million, at March 31, 2003.

         In connection with the Credit Agreement, PXRE Delaware and Wachovia entered into a cash flow hedge interest rate swap which had the intended effect of converting the $50 million borrowings by PXRE Delaware into a fixed rate borrowing at an effective annual interest rate of 7.59%. Prior to 2003, this interest rate swap was accounted for as a hedge. During the first quarter of 2003, we concluded that the swap was no longer effectively hedging the cash flows associated with the Credit Agreement and, as such, recognized through earnings the fair value of the swap. This charge did not impact stockholders' equity since it was previously recorded as a component of other comprehensive income.

         Commitments under the Credit Agreement terminate on March 31, 2004 and are subject to annual reductions and, unless due or paid sooner, the aggregate principal of the loans are due and payable in full on March 31, 2004. The outstanding commitment was reduced by $10 million on April 4, 2002 and an additional reduction of $5 million was made on July 1, 2002. The remaining commitment was reduced by $20 million on March 31, 2003 and will be reduced by $10 million on March 31, 2004. In addition, commencing on June 30, 2003, 50% of Excess Cash Flow (as defined in the Credit Agreement) shall be used to reduce the outstanding commitment. Effective April 4, 2002, the applicable margin percentage under the Amended Credit Agreement was increased by 100 basis points and effective March 15, 2003 there was an additional increase of 25 basis points.

         The Credit Agreement contains covenants that, among other things, limit the ability of the Company and its subsidiaries and affiliates to undertake certain activities and require compliance with Leverage Ratio, Fixed Charge Coverage Ratio, Risk-Based Capital Ratio and Combined Statutory Surplus requirements. Under the Credit Agreement, the definition of Fixed Charge Coverage Ratio has been amended to provide credit for the capital infusion resulting from the Preferred Share Investment. In addition, the Fixed Charge Coverage Ratio is reduced from 1.5 to 1, to 1.25 to 1 at March 31, 2002 and June 30, 2002 and 1.3 to 1 at September 30, 2002 and December 31, 2002, after which time the Fixed Charge Coverage Ratio will return to 1.5 to 1.

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory trust and a wholly-owned subsidiary of PXRE Delaware, issued $100 million principal amount of its 8.85% TRUPSsm due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. Minority interest expense, including amortization of debt offering costs, for the three months ended March 31, 2003 and 2002 in respect of the Capital Securities (and related Subordinated Debt Securities) amounted to $2.1 million and $2.2 million, respectively.

         We believe that the TRUPSsm are currently trading at an under-valued price. In order to take advantage of this opportunity, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPSsm and hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption. We did not purchase any TRUPSsm during the first quarter of 2003.

         Subsequent to March 31, 2003, PXRE Statutory Capital Trust II, a wholly-owned subsidiary of the Company, entered into an agreement to sell, to an off-shore entity in a private transaction, $17.5 million principal amount of fixed/floating rate deferrable interest capital securities based on an equal principal amount of the Company's fixed/floating rate junior subordinated deferrable interest debentures due May 15, 2033. The securities bear interest at an initial rate of 7.35%. The Company intends to use the net proceeds of the sale to repay the balance of $10 million outstanding under its Credit Agreement, and to provide additional capital to PXRE Bermuda. It is expected that this issue will close on or about May 15, 2003.

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

Investments

         As of March 31, 2003, our investment portfolio, at fair value, was allocated 84.9% in bonds and short-term investments, 13.7% in hedge funds and 1.4% in other investments.

         The following table summarizes our investments at March 31, 2003 and 2002 at fair value:

                                                                             Analysis of Investments
                                                                     March 31, 2003               March 31, 2002
                                                                  ---------------------        ---------------------
($000's, except percentages)                                      Amount        Percent        Amount        Percent
                                                                  ------        -------        ------        -------
Fixed maturities:
    United States treasury securities                        $        47,765       5.9%   $      51,875         9.8%
    Foreign denominated securities                                    28,039       3.4                -           -
    Foreign government securities                                        315       -              5,385         1.1
    United States government sponsored agency
       debentures                                                     39,138       4.8           41,330         7.8
    United States government sponsored agency
       mortgage-backed securities                                     37,785       4.6           17,949         3.4
    Other mortgage and asset-backed securities                       135,123      16.6            8,559         1.6
    Municipal securities                                              62,820       7.7           34,854         6.6
    Corporate securities                                             124,270      15.2           55,111        10.4
                                                             ---------------     -----    -------------       -----
       Total fixed maturities                                        475,255      58.2          215,063        40.7
Short-term investments                                               217,794      26.7          209,927        39.8
                                                             ---------------     -----    -------------       -----
       Total fixed maturities and short-term investments             693,049      84.9          424,990        80.5
Hedge funds                                                          111,479      13.7           86,047        16.3
Other investments                                                     11,420       1.4           16,643         3.2
                                                             ---------------     -----    -------------       -----
       Total investment portfolio                            $       815,948     100.0%   $     527,680       100.0%
                                                             ===============     =====    =============       =====

         At March 31, 2003, 96.7% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A1" or "A" or better by Moody's or S&P, respectively. Mortgage and asset-backed securities accounted for 24.9% of fixed maturities and short-term investments or 21.2% of our total investment portfolio based on fair value at March 31, 2003. The average yield on our fixed maturity portfolio at March 31, 2003 and 2002 was 2.9% and 4.8%, respectively.

         In April 2002, the $140.9 million Preferred Share Investment net proceeds were received, with $10 million repaid under the Credit Agreement, and the remainder was primarily invested in our fixed maturity portfolio.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At March 31, 2003, an after-tax unrealized gain of $8.2 million (gain of 36 cents per share, after considering convertible preferred shares) was included in stockholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, were $217.8 million at March 31, 2003, compared to $209.9 million at March 31, 2002

         A principal component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At March 31, 2003, total hedge fund investments amounted to $111.5 million, representing 13.7% of the total investment portfolio. At March 31, 2002, total hedge fund investments amounted to $86 million, representing 16.3% of the total investment portfolio. For the three months ended March 31, 2003, our hedge funds yielded an annualized return of 8.2% as compared to 9.9% in the three months ended March 31, 2002. At March 31, 2003, hedge fund investments with fair values ranging from $1.7 million to $15.9 million were administered by fifteen managers.

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

         Mariner Investment Group, Inc. ("Mariner"), as investment advisor, allocates assets to the hedge fund managers. Mariner monitors hedge fund performance and periodically reallocates assets in its discretion. Mariner is familiar with a number of hedge fund investment strategies utilized by our hedge fund managers. Mariner has invested in some of these strategies and has a varying level of knowledge of others. New strategies, or strategies not currently known to Mariner, may come to Mariner's attention and may be adopted from time to time.

         As of March 31, 2003, our investment portfolio also included $11.4 million of other invested assets of which 96% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $1.2 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the three months ended March 31, 2003, included $2.4 million attributable to hedge funds and other investments.

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

         Net cash flows provided by operations were $75.9 million in the first quarter of 2003 compared to $40.0 million provided by operations in the first quarter of 2002 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance had placed on deposit a $35.6 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224, amounting to $13.1 million at March 31, 2003, are restricted from being paid as a dividend until the run-off has been completed.

         Other commitments and pledged assets include (a) letters of credit amounting to $14 million which are secured by cash and securities amounting to $14.3 million, (b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $54.2 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions,
(d) funding commitments to certain limited partnerships of $1.2 million, (e) a commitment to lend up to $5.2 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, and (f) a contingent liability amounting to $1.2 million under the 1992 Restated Employee Annual Incentive Bonus Plan plus interest; and (g) commitments under the credit agreement discussed above.

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that the sum of $9.8 is realizable and that no valuation allowance is necessary. The appeal is expected to be submitted to the Third Circuit on June 3, 2003.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7 million to Barr's Bay to finance the construction of the subject office building of which $1.8 million has been advanced as of March 31, 2003. Such loans are secured by a first mortgage on the property.

         We may be subject to gains and losses resulting from currency fluctuations because substantially all of our investments are denominated in U.S. dollars, while some of our net liability exposure is in currencies other than U.S. dollars. We hold, and expect to continue to hold, currency positions and have made, and expect to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations. Investments in foreign denominated securities held as part of our trading securities amount to 3.4% of our investment portfolio and, in our opinion are sufficiently liquid for our needs.

         Dividends declared to common shareholders in the first quarter of 2003 and 2002 were $0.7 million. The expected annual dividend based on common shares outstanding at March 31, 2003 is approximately $2.9 million.

         Book value per common share was $20.76 at March 31, 2003 after considering convertible preferred shares.


Certain Transactions

         PXRE Reinsurance is a party to a retrocessional agreement (as amended from time to time, the "Select Re Quota Share Agreement") with Select Re, pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2003 and 2002, the proportional share of our non-casualty business ceded to Select Re under that agreement was 8.0%. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee based on the gross premiums ceded to them under these quota share agreements.

         In addition to the Select Re Quota Share Agreement, we have entered into several other reinsurance transactions with Select Re during 2002 whereby:
(i) Select Re provided retrocessional support on several finite and other lines reinsurance transactions underwritten by PXRE; (ii) Select Re provided us with aggregate excess of loss retrocessional coverage in 2001 that protects us against large losses arising from a single catastrophe event and against the accumulation of aggregate losses arising from a number of events; and (iii) we provided Select Re with catastrophe excess of loss retrocessional coverage that protects them in the event they incur significant losses arising from a single catastrophe event which involved premiums of $3.2 million in 2003 and $1.7 million in 2002.

         During the first three months of 2003, we ceded reinsurance premiums of $7.9 million to Select Re.

         As of March 31, 2003, net assets of $72.2 million were due in the aggregate from Select Re, all of which is fully secured by way of reinsurance trusts, or funds withheld by us. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of December 31, 2002, it had shareholders' equity of approximately $137 million and is privately owned by approximately 120 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we had designated Jeffrey L. Radke, our President and Chief Operating Officer, to serve on Select Re's board of directors. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select. Jeffrey Radke receives no remuneration for serving on Select Re's board.

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

         Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner. Mariner acts as the investment manager for our hedge fund and alternative investment portfolio. During the three months ended March 31, 2003 and 2002, we incurred investment management fees of $0.2 million and $0.1 million, respectively, relating to services provided by Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board of Directors requires the prior approval of the Company's Chief Financial Officer for any transaction entered into with Select Re.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at March 31, 2003 and the changes in exposure since December 31, 2002. Interest rate and credit risk remain the principal market risks we are exposed to. The additional risks associated with our hedge fund investments are described earlier.

         The composition of our fixed maturity portfolio did not materially change during the first quarter of 2003. There was no material change in our exposure to market risks or our risk management strategy during the first quarter.


Item 4.  Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 7, 2003 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of May 7, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last evaluation of such internal controls.


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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that the sum of $9.8 is realizable and that no valuation allowance is necessary. The appeal is expected to be submitted to the Third Circuit on June 3, 2003.

Item 2.       Changes in Securities and Use of Proceeds.

         During the quarter ended March 31, 2003, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

        (a) Securities sold. On March 31, 2003, the Company issued 318.15 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 318.15 Convertible Voting Preferred Shares issued were allocated among Series as follows:

            i. 159.07 shares of Series A Convertible Voting Preferred Shares, allocated to two sub-series of shares, 106.05 shares allocated to sub-series Al and 53.02 shares allocated to sub-series A2;

            ii. 106.05 shares of Series B Convertible Voting Preferred Shares, allocated to two sub-series of shares, 70.70 shares allocated to Series B1 and 35.35 shares allocated to Series B2; and

            iii. 53.03 shares of Series C Convertible Voting Preferred Shares, allocated to two sub-series of shares. 35.35 shares allocated to Series Cl and 17.68 shares allocated to Series C2.

        (b) Underwriters and other purchasers. No underwriter participated. The additional Convertible Voting Preferred Shares were issued to the holders of record on March 14, 2003 of the outstanding Convertible Voting Preferred Shares.

        (c) Consideration. The Convertible Voting Preferred Shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3,181.5 thousand to the holders of the outstanding Convertible Voting Preferred Shares.

        (d) Exemption from registration claimed. Exemption from registration under the Act was claimed based upon Section 4(2) of the Act as a sale by an issuer not involving a public offering.

        (e) Terms of conversion and exercise. The description of the terms of the Preferred Shares contained in Part II, Item 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

        (f) Use of proceeds. Not applicable.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

        a.  Exhibits

99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

        b.  Current Reports on Form 8-K

            On April 29, 2003, the Company filed a Current Report on Form 8-K with the SEC relating to the commutation of its quota share reinsurance agreement with P-1 in consideration of a commutation fee of $1.8 million payable by P-1 to PXRE. The April 29, 2003 Form 8-K discussed the Company's decision to commute the contract effective as of January 1, 2003 and to retain all reinsurance premiums that would have been ceded to P-1.


                                  EXHIBIT INDEX
                                  -------------

Exhibit Number    Description
--------------    -----------


   99.1 Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PXRE GROUP LTD.


May 8, 2003                                   By:/s/ John M. Modin
                                                 -----------------
                                               John M. Modin
                                               Senior Vice President
                                               and Chief Financial Officer

Certifications
--------------

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

Date:    May 8, 2003


                                                     /s/ Gerald L. Radke
                                                     ---------------------------
                                                        Gerald L. Radke
                                                        Chief Executive Officer

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

Date:    May 8, 2003


                                                     /s/ John M. Modin
                                                     ---------------------------
                                                        John M. Modin
                                                        Chief Financial Officer