Form 10-Q
period 2003-06-30
PXRE GROUP LTD
filed 2003-08-08
CIK 1091748

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|    No |_|

         As of August 4, 2003 12,173,009 common shares, $1.00 par value per share, of the Registrant were outstanding.

                                 PXRE GROUP LTD.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002            3

Consolidated Statements of Income and Comprehensive Income for the three
       and six months ended June 30, 2003 and 2002                               4

Consolidated Statements of Stockholders' Equity for the three and six months
       ended June 30, 2003 and 2002                                              5

Consolidated Statements of Cash Flows for the three and six months ended
       June 30, 2003 and 2002                                                    6

Notes to Consolidated Financial Statements                                       7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                        18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.       43

Item 4.       Controls and Procedures.                                          43

PART II.      OTHER INFORMATION                                                 43

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults Upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

PXRE              Consolidated Balance Sheets
Group Ltd.        (Dollars in thousands, except par value per share)
-------------------------------------------------------------------------------


                                                                                                        JUNE 30,      DECEMBER 31,
                                                                                                          2003           2002
                                                                                                          ----           ----
                                                                                                      (Unaudited)
Assets            Investments:
                     Fixed maturities:
                       Available-for-sale (amortized cost $554,667 and $465,963, respectively)       $   571,265    $   478,878
                       Trading (cost $18,323 and $19,521, respectively)                                   20,976         21,871
                     Short-term investments                                                              143,766        133,318
                     Hedge funds (cost $79,448 and $84,915, respectively)                                110,757        113,105
                     Other invested assets (cost $9,833 and $10,522, respectively)                        10,968         11,529
                                                                                                     -----------    -----------
                        Total investments                                                                857,732        758,701
                  Cash                                                                                   101,544         46,630
                  Accrued investment income                                                                6,535          5,788
                  Premiums receivable, net                                                                62,897         77,290
                  Other receivables                                                                       31,884         27,052
                  Reinsurance recoverable on paid losses                                                  24,072         29,653
                  Reinsurance recoverable on unpaid losses                                               164,658        207,444
                  Ceded unearned premiums                                                                  7,586         10,496
                  Deferred acquisition costs                                                               9,427         22,721
                  Income tax recoverable                                                                   6,169              -
                  Other assets                                                                            47,913         51,367
                                                                                                     -----------    -----------
                        Total assets                                                                 $ 1,320,417    $ 1,237,142
                                                                                                     ===========    ===========

Liabilities       Losses and loss expenses                                                           $   442,997    $   447,829
                  Unearned premiums                                                                       43,447         63,756
                  Debt payable                                                                                 -         30,000
                  Reinsurance balances payable                                                            66,502         81,090
                  Deposit liabilities                                                                     69,367         35,149
                  Income tax payable                                                                           -          2,486
                  Payable for securities purchased                                                        37,393             22
                  Other liabilities                                                                       33,342         29,011
                                                                                                     -----------    -----------
                        Total liabilities                                                                693,048        689,343
                                                                                                     -----------    -----------

                  Minority interest in consolidated subsidiaries:
                      Company-obligated mandatorily redeemable capital trust
                       pass-through securities of subsidiary trusts holding solely a
                       company-guaranteed related subordinated debt                                      126,838          94,335
                                                                                                     -----------      ---------

Stockholders'    Serial convertible preferred stock, $1.00 par value, $10,000
Equity                 stated value -- 10 million shares authorized, 0.02 million shares
                       issued and outstanding                                                            165,504        159,077
                  Common stock, $1.00 par value -- 50 million shares
                       authorized, 12.2 million and 12.0 million shares issued
                       and outstanding, respectively                                                      12,169         12,030
                  Additional paid-in capital                                                             172,096        168,866
                  Accumulated other comprehensive income net of deferred income
                     tax expense of $4,044 and $2,866, respectively                                        9,834          7,142
                  Retained earnings                                                                      145,256        108,062
                  Restricted stock at cost (0.3 million and 0.2 million shares, respectively)             (4,328)        (1,713)
                                                                                                     -----------    -----------
                        Total stockholders' equity                                                       500,531        453,464
                                                                                                     -----------    -----------
                        Total liabilities and stockholders' equity                                   $ 1,320,417    $ 1,237,142
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

PXRE            Consolidated Statements of Income and Comprehensive Income
Group Ltd.      (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                                                 Three Months Ended      Six Months Ended
                                                                                      June 30,              June 30,
                                                                                  2003       2002        2003        2002
                                                                                  ----       ----        ----        ----
                                                                                                (Unaudited)
Revenues        Net premiums earned                                             $ 84,015   $ 45,763    $168,788    $104,919
                Net investment income                                              8,557      8,445      14,032      12,532
                Net realized investment gains                                        110        514         109       1,003
                Fee income                                                         1,108        586       2,384       1,839
                                                                                --------   --------    --------    --------
                                                                                  93,790     55,308     185,313     120,293
                                                                                --------   --------    --------    --------

Losses and      Losses and loss expenses incurred                                 44,799     18,863      77,653      36,086
Expenses        Commissions and brokerage                                         14,618      5,276      34,645      17,719
                Other operating expenses                                           9,851      6,223      19,013      15,094
                Interest expense                                                     245        754       2,504       1,499
                Minority interest in consolidated subsidiaries                     2,428      2,199       4,533       4,423
                                                                                --------   --------    --------    --------
                                                                                  71,941     33,315     138,348      74,821
                                                                                --------   --------    --------    --------


                Income before income taxes                                        21,849     21,993      46,965      45,472
                Income tax provision                                                 371      2,949       1,880       8,196
                                                                                --------   --------    --------    --------

                Net income before preferred stock dividends                     $ 21,478   $ 19,044    $ 45,085    $ 37,276
                                                                                --------   --------    --------    --------
                Preferred stock dividends                                          3,245      2,900       6,427       2,900
                                                                                --------   --------    --------    --------
                Net income available to common stockholders                     $ 18,233   $ 16,144    $ 38,658    $ 34,376
                                                                                ========   ========    ========    ========


Comprehensive   Net income before preferred stock dividends                     $ 21,478   $ 19,044    $ 45,085    $ 37,276
Income, Net     Net unrealized appreciation on investments                         1,635      5,923       1,746       4,508
of Tax          Net unrealized (depreciation) appreciation on cash flow hedge          -       (140)        946          62
                                                                                --------   --------    --------    --------
                Comprehensive income                                            $ 23,113   $ 24,827    $ 47,777    $ 41,846
                                                                                ========   ========    ========    ========

Per Share       Basic:
                     Net income before preferred stock dividends                $   1.80   $   1.62    $   3.79    $   3.18
                     Preferred stock dividends                                     (0.27)     (0.25)      (0.54)      (0.25)
                                                                                --------   --------    --------    --------
                     Net income available to common stockholders                $   1.53   $   1.37    $   3.25    $   2.93
                                                                                ========   ========    ========    ========
                     Average shares outstanding (000's)                           11,921     11,768      11,911      11,752
                                                                                ========   ========    ========    ========


                Diluted:
                     Net income                                                 $   0.93   $   0.88    $   1.96    $   2.21
                                                                                ========   ========    ========    ========
                     Average shares outstanding (000's)                           23,183     21,655      22,959      16,863
                                                                                ========   ========    ========    ========


The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Stockholders' Equity
Group Ltd.          (Dollars in thousands)
-------------------------------------------------------------------------------

                                                                                   Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                   2003           2002         2003         2002
                                                                                   ----           ----         ----         ----
                                                                                                     (Unaudited)
Preferred Stock      Balance at beginning of period                              $ 162,259     $       -     $ 159,077    $       -
                     Issuance of shares, net                                             -       150,000             -      150,000
                     Dividends to preferred stockholders                             3,245         2,900         6,427        2,900
                                                                                 ---------     ---------     ---------    ---------
                         Balance at end of period                                $ 165,504     $ 152,900     $ 165,504    $ 152,900
                                                                                 =========     =========     =========    =========

Common Stock         Balance at beginning of period                              $  12,177     $  11,944     $  12,030    $  11,873
                     Issuance of shares, net                                            (8)           22           139           93
                                                                                 ---------     ---------     ---------    ---------
                         Balance at end of period                                $  12,169     $  11,966     $  12,169    $  11,966
                                                                                 =========     =========     =========    =========

Additional           Balance at beginning of period                              $ 172,271     $ 176,694     $ 168,866    $ 175,405
Paid-in Capital      Issuance of shares                                               (201)       (8,643)        3,140       (7,336)
                     Other                                                              26           (17)           90          (35)
                                                                                 ---------     ---------     ---------    ---------
                         Balance at end of period                                $ 172,096     $ 168,034     $ 172,096    $ 168,034
                                                                                 =========     =========     =========    =========

Accumulated          Balance at beginning of period                              $   8,198     $  (1,512)    $   7,142    $    (299)
Other                Change in unrealized gains                                      1,636         5,924         1,746        4,509
Comprehensive        Change in cash flow hedge                                           -          (140)          946           62
Income                                                                           ---------     ---------     ---------    ---------
                         Balance at end of period                                $   9,834     $   4,272     $   9,834    $   4,272
                                                                                 =========     =========     =========    =========

Retained             Balance at beginning of period                              $ 127,755     $  72,989     $ 108,062    $  55,473
Earnings             Net income before preferred stock dividends                    21,478        19,044        45,085       37,276
                     Dividends to preferred stockholders                            (3,245)       (2,900)       (6,427)      (2,900)
                     Dividends to common stockholders                                 (732)         (719)       (1,464)      (1,435)
                                                                                 ---------     ---------     ---------    ---------
                         Balance at end of period                                $ 145,256     $  88,414     $ 145,256    $  88,414
                                                                                 =========     =========     =========    =========

Restricted Stock     Balance at beginning of period                              $  (4,782)    $  (2,798)    $  (1,713)   $  (2,672)
                     Issuance of restricted stock                                     (764)         (237)       (4,609)      (1,040)
                     Amortization of restricted stock                                1,218           391         1,994        1,068
                                                                                 ---------     ---------     ---------    ---------
                         Balance at end of period                                $  (4,328)    $  (2,644)    $  (4,328)   $  (2,644)
                                                                                 =========     =========     =========    =========

Total                Balance at beginning of period                              $ 477,878     $ 257,317     $ 453,464    $ 239,780
Stockholders'        Issuance of preferred shares                                        -       150,000             -      150,000
Equity               Issuance of shares                                               (209)       (8,621)        3,279       (7,243)
                     Restricted stock, net                                             454           154        (2,615)          28
                     Unrealized appreciation on investments, net of deferred
                        income tax                                                   1,636         5,924         1,746        4,509
                     Unrealized (depreciation) appreciation on cash flow hedge,
                        net of deferred income tax                                       -          (140)          946           62
                     Net income before preferred stock dividends                    21,478        19,044        45,085       37,276
                     Dividends to common stockholders                                 (732)         (719)       (1,464)      (1,435)
                     Other                                                              26           (17)           90          (35)
                                                                                 ---------     ---------     ---------    ---------
                         Balance at end of period                                $ 500,531     $ 422,942     $ 500,531    $ 422,942
                                                                                 =========     =========     =========    =========


The accompanying notes are an integral part of these statements.

PXRE             Consolidated Statements of Cash Flows
Group Ltd.       (Dollars in thousands)
-------------------------------------------------------------------------------


                                                                                  Three Months Ended        Six Months Ended
                                                                                        June 30,                 June 30,
                                                                                   2003        2002          2003       2002
                                                                                   ----        ----          ----       ----
                                                                                                  (Unaudited)
Cash Flow        Net income before preferred stock dividends                    $  21,478    $ 19,044     $  45,085    $ 37,276
from Operating   Adjustments to reconcile net income to net cash
Activities         provided by operating activities:
                     Losses and loss expenses                                       5,386     (17,078)       (4,831)    (28,538)
                     Unearned premiums                                            (25,971)    (25,039)      (17,399)     19,430
                     Deferred acquisition costs                                     6,221      (1,228)       13,294      (6,413)
                     Receivables                                                   11,206      16,077         9,561      (7,088)
                     Reinsurance balances payable                                 (10,093)      5,394       (14,588)     20,081
                     Reinsurance recoverable                                       14,916       2,719        48,367        (411)
                     Income taxes                                                  (7,727)        (65)       (9,742)      7,688
                     Equity in earnings of limited partnerships                    (5,472)     (3,706)       (7,849)     (5,407)
                     Trading portfolio purchased                                        0     (19,973)       (5,688)    (19,973)
                     Trading portfolio disposed                                     8,496           -         8,496           -
                     Deposit liability                                              3,281      16,261        34,218      16,695
                     Other                                                          9,770         860         8,486         (52)
                                                                                ---------    --------     ---------    --------
                       Net cash provided (used) by operating activities            31,491      (6,734)      107,410      33,288
                                                                                ---------    --------     ---------    --------



Cash Flow        Fixed maturities available for sale purchased                   (147,979)   (243,445)     (151,793)   (243,648)
from Investing   Fixed maturities available for sale disposed or matured           26,748       9,494        61,910      11,713
Activities       Payable for securities                                            37,138      14,385        37,371      14,292
                 Net change in short-term investments                              74,027     108,805       (10,448)     52,381
                 Hedge funds purchased                                             (3,000)    (26,366)       (7,000)    (26,366)
                 Hedge funds disposed                                               9,005       1,365        16,841      33,154
                 Other invested assets purchased                                      (16)          -          (121)          -
                 Other invested assets disposed                                       660       5,257         1,038       7,715
                                                                                ---------    --------     ---------    --------
                       Net cash used by investing activities                       (3,417)   (130,505)      (52,202)   (150,759)
                                                                                ---------    --------     ---------    --------



Cash Flow        Proceeds from issuance of preferred stock                              -     140,938             -     140,938
from Financing   Proceeds from issuance of common stock                               256         308           542       1,194
Activities       Proceeds from issuance of minority interest in consolidated
                 subsidiaries                                                      32,500           -        32,500           -
                 Cash dividends paid to common stockholders                          (732)       (719)       (1,464)     (1,435)
                 Repayment of debt                                                (10,000)    (10,000)      (30,000)    (20,000)
                 Repurchase of minority interest in consolidated subsidiary             -      (2,187)            -      (2,967)
                 Cost of stock repurchased                                         (1,230)       (105)       (1,872)       (558)
                                                                                ---------    --------     ---------    --------
                        Net cash provided (used) by financing activities           20,794     128,235          (294)    117,172
                                                                                ---------    --------     ---------    --------

                 Net change in cash                                                48,868      (9,004)       54,914        (299)
                 Cash, beginning of period                                         52,676      31,593        46,630      22,888
                                                                                ---------    --------     ---------    --------
                 Cash, end of period                                            $ 101,544    $ 22,589     $ 101,544    $ 22,589
                                                                                =========    ========     =========    ========



The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
1.   Significant Accounting Policies

     Basis of Presentation and Consolidation

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries, "PXRE") and its wholly-owned subsidiaries, including PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe"), Cat Fund L.P., PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III and PXRE Limited. All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

         GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The interim consolidated financial statements are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2002 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of the reinsurance business, necessitate caution in drawing specific conclusions from interim results.

         Certain reclassifications have been made for 2002 to conform to the 2003 presentation.

     Stock-Based Compensation

         At June 30, 2003, PXRE has stock option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
   ($000's, except per share data)                               2003            2002           2003            2002
                                                             ----------      ----------      ----------      ----------
Net income before preferred stock dividends:
   As reported                                               $   21,478      $   19,044      $   45,085      $   37,276
   Deduct:
     Total stock-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects                      (1,345)           (608)         (1,845)         (1,216)
                                                             ----------      ----------      ----------      ----------
   Pro-forma                                                 $   20,133      $   18,436      $   43,240      $   36,060
                                                             ==========      ==========      ==========      ==========
Basic income per share:
   As reported                                               $     1.53      $     1.37      $     3.25      $     2.93
   Pro-forma                                                 $     1.42      $     1.32      $     3.09      $     2.82
Diluted income per share:
   As reported                                               $     0.93      $     0.88      $     1.96      $     2.21
   Pro-forma                                                 $     0.87      $     0.85      $     1.88      $     2.14

     Debt and Equity Classification

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances). For the Company, this statement is effective for the quarter ending September 30, 2003. As a result of this statement, the Company's mandatorily redeemable capital trust pass-through securities will be reclassified on its balance sheet from its current presentation to liabilities, and the Company will also modify the description used in its Consolidated Statements of Income and Comprehensive Income for the interest expense related to these securities from "Minority interest in consolidated subsidiary" to "Interest expense-trust preferred securities." The adoption of this statement is not expected to have any effect on PXRE's financial position or results of operations.

2.   Reinsurance

         PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. The Company currently has many reinsurance treaties in place with several different coverages, territories, limits and retentions that would serve to reduce a large gross loss emanating from any one event. In addition, primarily related to our exposure assumed on per-risk treaties, we purchase clash reinsurance protection which allows us to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims. The effects of such retrocessional coverage on premiums written and earned are as follows:

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------



                                      Three Months Ended          Increase         Six Months Ended          Increase
                                           June 30,              (Decrease)            June 30,             (Decrease)
                                 --------------------------                   -------------------------
($000's)                             2003            2002            %            2003           2002            %
                                 -----------    -----------       --------    -----------    ----------       --------
Premiums written
   Gross premiums written        $    66,378    $    41,791                   $   178,848    $  167,147
   Ceded premiums written             (8,333)       (21,068)                      (27,459)      (42,763)
                                 -----------    -----------                   -----------    ----------
   Net premiums written          $    58,045    $    20,723          180      $   151,389    $  124,384          22
                                 ===========    ===========                   ===========    ==========

Premiums earned
   Gross premiums earned         $   100,795    $    65,693                   $   199,157    $  143,700
   Ceded premiums earned             (16,780)       (19,930)                      (30,369)      (38,781)
                                 -----------    -----------                   -----------    ----------
   Net premiums earned           $    84,015    $    45,763           84      $   168,788    $  104,919          61
                                 ===========    ===========                   ===========    ==========



3.   Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:


                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                               --------------------------     --------------------------
(000's, except per share data)                                     2003            2002           2003           2002
                                                               -----------    -----------     -----------    -----------
Net income available to common stockholders:
   Income before preferred stock dividends                     $    21,478    $    19,044     $    45,085    $    37,276
   Preferred stock dividends                                        (3,245)        (2,900)         (6,427)        (2,900)
                                                               -----------    -----------     -----------    -----------
   Net income available to common stockholders                 $    18,233    $    16,144     $    38,658    $    34,376
                                                               ===========    ===========     ===========    ===========

Weighted average shares of common stock outstanding:
   Weighted average shares of common stock outstanding              11,921         11,768          11,911         11,752
   Equivalent shares of stock options                                  236            415             280            319
   Equivalent shares of restricted stock                                75            136             103            124
   Equivalent shares of convertible preferred stock                 10,951          9,336          10,665          4,668
                                                               -----------    -----------     -----------    -----------
   Weighted average common equivalent shares (diluted)              23,183         21,655          22,959         16,863
                                                               ===========    ===========     ===========    ===========
Per share amounts:
   Basic:
   Net income before preferred stock dividends                 $      1.80    $      1.62     $      3.79    $      3.18
   Preferred stock dividends                                         (0.27)         (0.25)          (0.54)         (0.25)
                                                               -----------    -----------     -----------    -----------
   Net income available to common stockholders                 $      1.53    $      1.37     $      3.25    $      2.93
                                                               ===========    ===========     ===========    ===========
   Diluted:
   Net income before preferred stock dividends                 $      0.93    $      0.88     $      1.96    $      2.21
                                                               ===========    ===========     ===========    ===========

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

         Preferred shares are convertible into convertible common shares at the option of the holder at any time equal to the original purchase cost plus accrued but unpaid dividends at a conversion price subject to adjustment if the Company experiences adverse loss development in excess of a $7 million after-tax threshold. As of June 30, 2003, the Company has incurred $15.6 million of net adverse development above this $7 million threshold resulting in an adjusted conversion price of $14.64. Preferred shares mandatorily convert on April 4, 2005 for two thirds of the shares issued, and the balance on April 4, 2008. Preferred shares vote on a fully converted basis on all matters other than the election of directors.

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

         PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains, operating expenses, unrealized foreign exchange gains or losses and financing costs to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


         The following tables summarize the net premiums written and earned by PXRE's business segments:

Net Premiums Written

                                      Three Months Ended June 30,                       Six Months Ended June 30,
                                     2003                     2002                    2003                     2002
                            -----------------------  ----------------------  -----------------------  -----------------------
($000's)                      Amount      Percent      Amount      Percent      Amount      Percent     Amount      Percent
                            ----------    ---------  ----------    -------   ----------     --------  --------      ---------
Catastrophe and Risk
Excess
   North American           $  14,770                $   9,269               $  30,646                $  22,029
   International               36,987                   19,766                 115,965                   75,604
   Excess of Loss
     Cessions                    (480)                  (6,474)                 (8,568)                 (10,904)
                            ---------                ---------               ---------                ---------
                               51,277        88%        22,561       109%      138,043         91%       86,729        70%
                            ---------                ---------               ---------                ---------

Finite Business
   North American               3,044                     (669)                  5,405                   29,692
   International                    -                        -                       -                        -
                            ---------                ---------               ---------                ---------
                                3,044         5           (669)       (3)        5,405          4        29,692        24
                            ---------                ---------               ---------                ---------

Other Lines
   North American               1,542                      991                   4,086                    2,800
   International                   (1)                       1                      (1)                      42
                            ---------                ---------               ---------                ---------
                                1,541         3            992         5         4,085          3         2,842         2
                            ---------                ---------               ---------                ---------

Exited Lines
   North American                 609                      526                     905                    8,313
   International                1,574                   (2,687)                  2,951                   (3,192)
                            ---------                ---------               ---------                ---------
                                2,183         4         (2,161)      (11)        3,856          2         5,121         4
                            ---------       ----     ---------       ----    ---------        ----    ---------       ----
Total                       $  58,045       100%     $  20,723       100%    $ 151,389        100%    $124,384        100%
                            =========       ====     =========       ====    =========        ====    ========        ====

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Net Premiums Earned


                                      Three Months Ended June 30,                       Six Months Ended June 30,
                                     2003                     2002                    2003                     2002
                            -----------------------  ----------------------  -----------------------  -----------------------
($000's)                      Amount      Percent      Amount      Percent      Amount      Percent     Amount      Percent
                            ----------    ---------  ----------    -------   ----------     --------  --------      ---------
Catastrophe and Risk
Excess
   North American           $   16,946               $  11,509               $  31,729                $  21,312
   International                55,099                  32,722                 107,257                   64,897
   Excess of Loss
     Cessions                   (6,261)                 (6,193)                (12,645)                 (10,904)
                            ----------               ---------               ---------                ---------
                                65,784        78%       38,038        83%      126,341         75%       75,305        72%
                            ----------               ---------               ---------                ---------

Finite Business
   North American               13,364                    (260)                 34,214                    8,314
   International                     -                       -                       -                        -
                            ----------               ---------               ---------                ---------
                                13,364        16          (260)       (1)       34,214         20         8,314         8
                            ----------               ---------               ---------                ---------

Other Lines
   North American                2,805                   1,304                   3,947                    3,726
   International                    (1)                      3                      (1)                     102
                            ----------               ---------               ---------                ---------
                                 2,804         3         1,307         3         3,946          2         3,828         4
                            ----------               ---------               ---------                ---------

Exited Lines
   North American                  736                   3,985                   1,531                   12,051
   International                 1,327                   2,693                   2,756                    5,421
                            ----------               ---------               ---------                ---------
                                 2,063         3         6,678        15         4,287          3        17,472        16
                            ----------       ----    ---------       ----    ---------        ----    ---------       ----

Total                       $   84,015       100%    $  45,763       100%    $ 168,788        100%    $ 104,919       100%
                            ==========       ====    =========       ====    =========        ====    =========       ====


PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The following table summarizes the underwriting income (loss) by segment:

Underwriting Income (Loss)


                                      Three Months Ended June 30,                       Six Months Ended June 30,
                                     2003                     2002                    2003                     2002
                            -----------------------  ----------------------  -----------------------  -----------------------
($000's)                      Amount      Percent      Amount      Percent      Amount      Percent     Amount      Percent
                            ----------    ---------  ----------    -------   ----------     --------  --------      ---------
Catastrophe and Risk
Excess
   North American           $   5,380                $  10,756               $  16,666                $  22,133
   International               32,140                   19,815                  71,266                   41,567
   Excess of Loss
     Cessions                  (6,063)                  (2,736)                (16,041)                  (4,405)
                            ---------                ---------               ---------                ---------
                               31,457       126%        27,835       121%       71,891        127%       59,295       111%
                            ---------                ---------               ---------                ---------

Finite Business
   North American              (1,806)                    (698)                 (4,731)                   2,167
   International                    -                        -                       -                        -
                            ---------                ---------               ---------                ---------
                               (1,806)       (7)          (698)       (3)       (4,731)        (8)        2,167         4
                            ---------                ---------               ---------                ---------

Other Lines
   North American                 109                    2,082                     476                    2,260
   International                   81                      (73)                    127                      243
                            ---------                ---------               ---------                ---------
                                  190         1          2,009         9           603          1         2,503         5
                            ---------                ---------               ---------                ---------

Exited Lines
   North American              (5,908)                  (5,108)                 (8,611)                  (8,796)
   International                1,003                   (1,018)                 (2,433)                  (1,736)
                            ---------                ---------               ---------                ---------
                               (4,905)      (20)        (6,126)      (27)      (11,044)       (20)      (10,532)      (20)
                            ---------       ----     ---------       ----    ---------        ----    ---------       ----

Total                       $  24,936       100%     $  23,020       100%    $  56,719        100%    $  53,433       100%
                            =========       ====     =========       ====    =========        ====    =========       ====

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The following table reconciles the underwriting income (loss) for the operating segments to income before income taxes as reported in the Consolidated Statements of Income and Comprehensive Income:


                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                        ------------------------------     -----------------------------
($000's)                                                      2003             2002             2003            2002
                                                        ---------------   ------------     -------------   -------------
Net underwriting income                                 $     24,936      $     23,020     $     56,719    $      53,433
Net investment income                                          8,557             8,445           14,032           12,532
Net realized investment gains                                    110               514              109            1,003
Interest expense                                                (245)             (754)          (2,504)          (1,499)
Minority interest in consolidated subsidiaries                (2,428)           (2,199)          (4,533)          (4,423)
Other operating expenses                                      (9,851)           (6,223)         (19,013)         (15,094)
Unrealized foreign exchange gains (losses) on
     losses incurred                                             771              (787)           2,176             (422)
Other loss                                                        (1)              (23)             (21)             (58)
                                                        ------------      ------------     ------------    -------------
Income before income taxes                              $     21,849      $     21,993     $     46,965    $      45,472
                                                        ============      ============     ============    =============


7.   Minority Interest in Consolidated Subsidiaries

         The minority interest in consolidated subsidiaries comprises Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely a company-guaranteed related subordinated debt as follows:


                                                                          June 30,    December 31,
($000's)                                                                    2003         2002
                                                                         ---------    -------------
$94.8 million 8.85% fixed rate TRUPS(sm) due February 1, 2027            $  94,338     $ 94,335
$17.5 million 7.35% fixed/floating rate I-PreTS(sm) due May 15, 2033        17,500            -
$15.0 million 9.75% fixed rate InCapS(sm) due May 23, 2033                  15,000            -
                                                                         ---------     --------
                                                                         $ 126,838     $ 94,335
                                                                         =========     ========

         The Company has the option to defer interest payments on these securities, and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures. The $94.8 million 8.85% fixed rate Capital Trust Pass-through Securities (sm) ("TRUPS(sm)") due February 1, 2027 pay interest semi-annually and are redeemable from February 1, 2007 at 104.180% declining to 100.418% at February 1, 2016, and at par thereafter. The $17.5 million 7.35% fixed/floating rate junior subordinated deferrable interest capital securities ("I-PreTS(sm)") due May 15, 2033 initially bear interest payable quarterly at a fixed rate of 7.35% for 5 years and then at a floating rate of LIBOR + 4.1% reset quarterly thereafter, and are redeemable at par from May 15, 2008. The $15 million 9.75% fixed rate junior subordinated capital securities ("InCapS(sm)") due May 23, 2033 pay interest quarterly and are redeemable from May 23, 2008 at 104.875% declining to 100.975% at May 23, 2013, and at par thereafter.

PXRE
Group Ltd.              Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

8.   Contingencies

         In April 2000, PXRE Reinsurance entered into an Aggregate Excess of Loss Retrocessional Reinsurance Agreement (the "Agreement") with a U.S. based cedent. In the Agreement, PXRE Reinsurance reinsured a portfolio of treaties (the "Protected Portfolio") underwritten by a former business unit of the cedent which had been divested. Pursuant to this Agreement, PXRE Reinsurance agreed to indemnify the cedent for losses in excess of a 75% paid loss ratio on the underlying Protected Portfolio up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50 million. The latest loss reports related to the Agreement provided by the cedent forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to the Company.

         In June 2003, PXRE Reinsurance performed an audit of the Protected Portfolio reinsured under the Agreement. As a result of this audit, management identified problems and believes that the cedent may have breached its contractual obligations and fiduciary duties under the Agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United Stated District Court seeking rescission of the Agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of June 30, 2003, we have recorded $34 million of loss reserves related to the Agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the Agreement of up to $10.4 million on an after-tax basis.

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that it is unlikely that they will prevail, and that no valuation allowance is necessary. The appeal was submitted to the Third Circuit on June 3, 2003.

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

         The following is a discussion and analysis of the Company's results of operations for the three and six months ended June 30, 2003 compared with the three and six months ended June 30, 2002, and also a discussion of our financial condition as of June 30, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties (including the discussion of Critical Accounting Policies) contained in the 10-K.


Overview

         The Company provides reinsurance products and services to a worldwide marketplace through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients. Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our non-finite reinsurance products have been, and will continue to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our clients' claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount. Of the client groups that we service, primary insurers comprise approximately 88% and reinsurance companies comprise approximately 12%.

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

         (ix) market fluctuations with respect to our portfolio of hedge funds and other privately held securities: liquidity risk, credit risk and market risk;

         (x) foreign currency fluctuations resulting in exchange gains or losses;

         (xi) a contention by the United States Internal Revenue Service that the Company or our offshore subsidiaries are subject to U.S. taxation; and

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

Comparison of Second Quarter Results for 2003 with 2002

         For the quarter ended June 30, 2003, net income before preferred stock dividends was $21.5 million compared to net income of $19 million for the comparable period of 2002. The diluted net income per common share was $0.93 for the second quarter of 2003 compared to a diluted net income per share of $0.88 for the second quarter of 2002, based on diluted average shares outstanding of approximately 23.2 million in the second quarter of 2003 and 21.7 million in the second quarter of 2002.

         Gross and net premiums written for the second quarter of 2003 and 2002 were as follows:

                                         Three Months Ended June 30,
                                         ---------------------------
                                                                     % Increase
($000's)                                    2003           2002      (Decrease)
                                         --------       --------     ----------
Gross premiums written                   $ 66,378       $ 41,791         59
Ceded premiums written                     (8,333)       (21,068)       (60)
                                         --------       --------
Net premiums written                     $ 58,045       $ 20,723        180
                                         ========       ========

         The increase in gross and net premiums written primarily reflects growth in the Catastrophe and Risk Excess segment. Improved pricing, increased participation with long-standing clients and increased amounts of new business in our core Catastrophe and Risk Excess segment resulted in a $28.7 million or 127% increase in net premiums written for the quarter in this key segment as compared to the corresponding prior-year period. The Finite segment increased $3.7 million during the second quarter of 2003 versus the prior-year comparable quarter on a net written basis primarily due to finite reinsurance contracts reinsuring Tower Insurance Company of New York ("Tower"). With respect to our Finite segment, we take an opportunistic approach and do not believe our business in this segment is best measured by premiums written or earned from quarter to quarter. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. We therefore expect that the Finite segment premiums written and earned will vary widely from quarter to quarter reflecting this strategy. The Exited Lines segment increased $4.3 million on a net written basis to $2.2 million compared to the corresponding period of 2002. Since we have decided to re-focus on our core Catastrophe and Risk Excess segment and to discontinue the businesses we have classified as Exited Lines, we do not expect to report material premiums written and earned in the Exited Lines segment during 2003. On an overall basis, reinsurance premiums ceded decreased by 60% to $8.3 million for the second quarter of 2003 compared to $21.1 million for the second quarter of 2002, primarily as a result of the decrease in finite business ceded and the timing of ceded excess of loss premium deposits.

         Finite contracts that do not contain sufficient risk transfer are not booked as premiums, but rather are treated as deposits. We have entered into contracts that have $69.4 million of deposit liabilities to ceding companies at June 30, 2003 on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Reinsurance Ltd. ("Select Re") that are accounted for as deposits, totaling $21.7 million in deposit assets including investment income earned to June 30, 2003. We believe these retrocessional agreements enhance the long-term profitability of the finite contracts to which they relate.

         Gross and net premiums earned for the second quarter of 2003 and 2002 were as follows:

                                         Three Months Ended June 30,
                                         ---------------------------
                                                                     % Increase
($000's)                                    2003           2002      (Decrease)
                                         --------       --------     ----------
Gross premiums earned                 $ 100,795       $  65,693              53
Ceded premiums earned                   (16,780)        (19,930)            (16)
                                      ---------       ---------       ---------
Net premiums earned                   $  84,015       $  45,763              84
                                      =========       =========       =========

         Gross premiums earned for the second quarter of 2003 increased 53% to $100.8 million from $65.7 million in the second quarter of 2002. Net premiums earned for the second quarter of 2003 increased 84% to $84 million from $45.8 million for the corresponding period of 2002. The Catastrophe and Risk Excess segment increased 73% on a net earned basis and the Finite segment increased significantly on a net earned basis compared to the corresponding prior-year period. The Exited Lines segment experienced a decline of 69% on a net earned basis for the second quarter of 2003 as compared to the second quarter of 2002.

         A summary of our second quarter 2003 and 2002 net premiums written and earned by business segment is included in Note 6 to the Consolidated Financial Statements.

         Fee income was $1.1 million for the three months ended June 30, 2003 compared to $0.6 million for the three months ended June 30, 2002.

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio (including the commission and brokerage ratio, net of fee income, and the operating expense ratio) and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses (including commission and brokerage reduced by fee income, if any, and other operating expenses) by net premiums written for purposes of SAP and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

         The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended June 30, 2003 and 2002, respectively:

      (%)                                Three Months Ended June 30,
      ---                                ----------------------------
                                          2003                  2002
                                         -----                 ------
Loss ratio                               53.3                  41.2
Expense ratio                            27.8                  23.9
                                         ----                  ----
Combined ratio                           81.1                  65.1
                                         ====                  ====

         Losses incurred amounted to $44.8 million in the second quarter of 2003 compared to $18.9 million in the second quarter of 2002. Our loss ratio was 53.3% for the second quarter of 2003 compared to 41.2% for the comparable prior-year period. The increase in loss ratio is due to incurred losses related to the May 2003 Midwest Storms and adverse development from prior-year losses.

         During the second quarter of 2003, we experienced net development of $18.1 million for prior-year losses and loss expenses, primarily due to $6.4 million of loss development on our exited direct casualty reinsurance operations and $6.5 million of loss development from aerospace claims primarily from the Company's first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between the Company and Reliance Insurance Company. The loss ratio for the comparable period of 2002 was affected by net adverse development of $10.5 million for prior-year loss and loss expenses mainly due to $6 million of loss development on our exited direct reinsurance operations.

         The expense ratio was 27.8% for the second quarter of 2003 compared to 23.9% during the comparable year earlier period. The increase was primarily due to commissions associated with Finite contracts. The commission and brokerage ratio, net of fee income, was 16.1% for the second quarter of 2003 compared with 10.3% for the second quarter of 2002. The operating expense ratio was 11.7% for the three months ended June 30, 2003 compared with 13.6% for the comparable period of 2002. As a result of the above, our combined ratio was 81.1% for the second quarter of 2003 compared with a combined ratio of 65.1% for the comparable prior-year period.

         Other operating expenses increased 60% to $9.9 million for the three months ended June 30, 2003 from $6.2 million in the comparable period of 2002. This increase is largely due to various compensation costs of $1.2 million relating to the retirement of the Company's former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role, as well as expenses incurred with hiring new underwriters and relocating other underwriters to our Bermuda office.

         Underwriting income (loss) as described in Note 6 to the Consolidated Financial Statements include premiums earned, losses incurred and commission and brokerage net of management fees, but does not include investment income, realized gains or losses, operating expenses, unrealized foreign exchange gains or losses on losses incurred or financing costs.

         Interest expense decreased to $0.2 million for the three months ended June 30, 2003 from $0.8 million for the three months ended June 30, 2002. The decrease in interest expense is due to the repayment of the remaining balance of $10 million on May 16, 2003 under the Company's primary bank credit facility. The Company incurred minority interest expense amounting to $2.4 million and $2.2 million related to PXRE's $94.8 million of 8.85% Capital Trust Pass-through Securities'(sm)' ("TRUPS(sm)"), PXRE's $17.5 million of 7.35% fixed/floating rate junior subordinated deferrable interest capital securities ("I-PreTS(sm)") and PXRE's $15 million of 9.75% fixed rate junior subordinated capital securities ("InCapS(sm)") during the three month periods ended June 30, 2003 and 2002, respectively (see "Liquidity and Capital Resources" below for a full description of the TRUPS(sm) , I-PreTS(sm) and InCapS(sm)).

         Net investment income for the second quarter of 2003 increased 2% to $8.6 million from $8.4 million in the second quarter of 2002 primarily as a result of a $4.5 million increase in income from hedge funds as well as an increase in the average invested balance due to cash flows from operations. Offsetting these increases was a decrease in the book yield of fixed maturity and short-term investment portfolios from 4.2% during the second quarter of 2002 to 3.6% during this quarter. In addition, there were two non-recurring transactions in the second quarter of 2002; investment income of $1.5 million of judgment interest from the Terra Nova Insurance Company Limited ("Terra Nova") lawsuit and a $3 million special distribution from a private limited partnership. Investment income related to our hedge fund portfolio increased to $5.3 million in the second quarter of 2003 from $0.8 million in the second quarter of 2002. Investment in hedge funds produced a return of 4.7% for the second quarter of 2003 compared with 0.8% in the comparable prior-year period.

         Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $25.5 million and $25.9 million as of June 30, 2003 and 2002, respectively, for which we have recognized $0.4 million of investment income for each of the three month periods ended June 30, 2003 and 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $124.8 million and $130 million due to reinsurers as of June 30, 2003 and 2002, respectively, for which we recognized a charge to investment income of $2.3 million and $2.6 million for the second quarter of 2003 and 2002, respectively. On a net basis, this reduction to investment income was only $0.3 million and $0.6 million for the quarters ended June 30, 2003 and 2002, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 6.8% and 7.8% for the quarters ended June 30, 2003 and 2002, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be six and seven years as of June 30, 2003 and 2002, respectively, on a weighted average basis.

         Net realized investment gains for the second quarter of 2003 were minimal compared to net realized investment gains of $0.5 million in the second quarter of 2002. Included in the net realized investment gains for the second quarter of 2002 were gains of $0.5 million realized on the repurchase of $2.7 million of our TRUPS(sm) Securities.

         PXRE recognized a tax expense of $0.4 million in the second quarter of 2003 compared to a tax expense of $2.9 million in the comparable prior-year period. The tax expense in the second quarter of 2003 differed from the statutory rate primarily due to the mix of business between the U.S. and Bermuda, as well as tax-exempt income. In this regard, as additional underwriters were hired in our Bermuda office, the amount of business written by our Bermuda subsidiary in relation to the total amount written by the Company increased in the second quarter of 2003 from the comparable prior-year period.

Comparison of Year-to-Date Results for 2003 and 2002

         For the six months ended June 30, 2003, net income before preferred stock dividends was $45.1 million compared to net income of $37.3 million for the comparable period of 2002. The diluted net income per common share was $1.96 for the first six months of 2003 compared to a diluted net income per share of $2.21 for the first six months of 2002, based on diluted average shares outstanding of approximately 23 million in the first six months of 2003 and 16.9 million in the first six months of 2002.

         Gross and net premiums written for the first six months of 2003 and 2002 were as follows:

                                       Six Months Ended June 30,
                                      ---------------------------
                                                                    % Increase
($000's)                                 2003           2002        (Decrease)
                                      ---------       ---------     ----------
Gross premiums written                $ 178,848       $ 167,147         7
Ceded premiums written                  (27,459)        (42,763)      (36)
                                      ---------       ---------
Net premiums written                  $ 151,389       $ 124,384        22
                                      =========       =========

         The increase in gross and net premiums written primarily reflects growth in the Catastrophe and Risk Excess segment offset, in part, by a decline in both the Finite and Exited Lines segments. Improved pricing, increased participation with long-standing clients and increased amounts of new business in our core Catastrophe and Risk Excess segment resulted in a $51.3 million or 59% increase in net premiums written for the first six months of 2003 in this key segment as compared to the corresponding prior-year period. The Finite segment decreased $24.3 million during the first six months of 2003 versus the prior-year comparable period on a net written basis primarily due to finite reinsurance contracts reinsuring Tower. The Exited Lines segment decreased $1.3 million on a net written basis during the first six months of 2003 compared to the corresponding period of 2002. On an overall basis, reinsurance premiums ceded decreased by 36% to $27.5 million for the first six months of 2003 compared to $42.8 million for the first six months of 2002, primarily as a result of the decrease in finite business ceded and cessions on the per-risk portion of the Catastrophe and Risk Excess segment.

         Gross and net premiums earned for the first six months of 2003 and 2002 were as follows:

                                       Six Months Ended June 30,
                                      ---------------------------
                                                                    % Increase
($000's)                                 2003           2002        (Decrease)
                                      ---------       ---------     ----------

Gross premiums earned                 $ 199,157       $ 143,700        39
Ceded premiums earned                   (30,369)        (38,781)      (22)
                                      ---------       ---------
Net premiums earned                   $ 168,788       $ 104,919        61
                                      =========       =========

         Gross premiums earned for the first six months of 2003 increased 39% to $199.2 million from $143.7 million in the first six months of 2002. Net premiums earned for the first six months of 2003 increased 61% to $168.8 million from $104.9 million for the corresponding period of 2002. The Catastrophe and Risk Excess segment increased 68% on a net earned basis while the Finite segment increased 312% on a net earned basis for the first six months of 2003 compared to the corresponding prior-year period. The Exited Lines segment experienced a decline of 75% on a net earned basis for the first six months of 2003 as compared to the first six months of 2002.

         A summary of our net premiums written and earned by business segment for the first six months of 2003 and 2002 is included in Note 6 to the Consolidated Financial Statements.

         Fee income was $2.4 million for the six months ended June 30, 2003 compared to $1.8 million for the six months ended June 30, 2002.

         The following table summarizes the loss ratio, expense ratio and combined ratio for the first six months ended June 30, 2003 and 2002, respectively:

      (%)                        Six Months Ended June 30,
      ---                       ---------------------------
                                 2003                  2002
                                -----                 -----
Loss ratio                      46.0                  34.4
Expense ratio                   30.4                  29.5
                                ----                  ----
Combined ratio                  76.4                  63.9
                                ====                  ====

         Losses incurred for the six months ended June 30, 2003 amounted to $77.7 million compared to $36.1 million in the prior comparable period. Our loss ratio was 46.0% for the first six months of 2003 compared to 34.4% for the comparable prior-year period. The increase in loss ratio is due to incurred losses related to the May 2003 Midwest Storms and adverse development from prior-year losses.

         During the first six months of 2003, we experienced net development of $31.2 million for prior-year losses and loss expenses, primarily due to $9.7 million on our exited direct casualty reinsurance operations, $9.5 million loss development from aerospace claims including the Company's first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between the Company and Reliance Insurance Company and $4.6 million of development from credit losses. The loss ratio for the comparable period of 2002 was affected by net adverse development of $14.8 million for prior-year loss and loss expenses mainly due to $9 million of loss development on our exited direct reinsurance operations.

         The expense ratio was 30.4% for the first six months of 2003 compared to 29.5% during the comparable earlier-year period. The increase was primarily due to a fee on commutation of the P-1 Re Ltd. ("P-1") reinsurance agreement (see "Recent Developments" below) offset by the effect of an increase in net premiums earned on fixed operating costs. The commission and brokerage ratio, net of fee income, was 19.1% for the first six months of 2003 compared with 15.1% for the first six months of 2002. During the six months of 2003, we incurred $4 million of structuring fees related to the P-1 reinsurance agreement and the subsequent commutation thereof. This is the primary reason for the increase in the commission and brokerage ratio, net of fee income. We do not expect to incur any additional costs related to the structuring and unwinding of this agreement. The operating expense ratio was 11.3% for the six months ended June 30, 2003 compared with 14.4% for the comparable period of 2002. As a result of the above, our combined ratio was 76.4% for the first six months of 2003 compared with a combined ratio of 63.9% for the comparable prior-year period.

         Other operating expenses increased 26% to $19 million for the six months ended June 30, 2003 from $15.1 million in the comparable period of 2002. This increase is largely due to various compensation costs of $1.2 million relating to the retirement of the Company's former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role as well as expenses incurred with hiring new underwriters and relocating other underwriters to our Bermuda office.

         Interest expense increased to $2.5 million for the six months ended June 30, 2003 from $1.5 million for the six months ended June 30, 2002. Following the repayments of $20 million on March 31, 2003 and repayment of the remaining $10 million on May 16, 2003 under the Company's primary bank credit facility, an interest rate swap previously accounted for as a cash flow hedge is no longer effective. Consequently $1.2 million has been charged as interest expense in the first six months of 2003. This charge did not impact stockholders' equity because it was previously recorded as a component of other comprehensive income. In addition there was an acceleration of the amortization of expenses related to this bank facility of $0.3 million during the first six months of 2003. The Company incurred minority interest expense amounting to $4.5 million and $4.4 million related to PXRE's $94.8 million of 8.85% TRUPS(sm), PXRE's $17.5 million of 7.35% fixed/floating rate I-PreTS(sm) and PXRE's $15 million of 9.75% fixed rate InCapS(sm) during the six month periods ended June 30, 2003 and 2002, respectively (see "Liquidity and Capital Resources" below for a full description of the TRUPS(sm), I-PreTS(sm) and InCapS(sm)).

         Net investment income for the first six months of 2003 increased 12% to $14 million from $12.5 million in the first six months of 2002 primarily as a result of a $4.4 million increase in income from hedge funds as well as an increase in the average invested balance due to cash flows from operations. Offsetting these increases was a decrease in the book yield of fixed maturity and short-term investment portfolios from 4.3% during the six months ended June 30, 2002 to 3.8% during the six months ended June 30, 2003. In addition, there were two non-recurring transactions in the first six months of 2002; investment income of $1.5 million of judgment interest from the Terra Nova lawsuit and a $3 million special distribution from a private limited partnership. Investment income related to our hedge fund portfolio increased to $7.5 million in the first six months of 2003 from $3 million in the first six months of 2002. Investment in hedge funds produced a return of 6.7% for the first six months of 2003 compared with 3.1% in the comparable prior-year period.

         Investment income for the first six month of 2003 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts are retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $25.5 million and $25.9 million as of June 30, 2003 and 2002, respectively, for which we have recognized $0.8 million of investment income for each of the six month periods ended June 30, 2003 and 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $124.8 million and $130 million due to reinsurers as of June 30, 2003 and 2002, respectively, for which we recognized a charge to investment income of $4.7 million and $5 million for the first six months of 2003 and 2002, respectively. On a net basis, this reduction to investment income was only $1 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 7.1% and 7.8% for the six months ended June 30, 2003 and 2002, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be six and seven years as of June 30, 2003 and 2002, respectively, on a weighted average basis.

         Net realized investment gains for the first six months of 2003 were minimal compared to net realized investment gains of $1 million in the first six months of 2002. Included in the net realized investment gains for the first six months of 2002 were gains of $1.2 million realized on the repurchase of $4.2 million of our TRUPS(sm) Securities.

         PXRE recognized a tax expense of $1.9 million in the first six months of 2003 compared to a tax expense of $8.2 million in the comparable prior-year period. The tax expense in the first six months of 2003 differed from the statutory rate primarily due to the mix of business between the U.S. and Bermuda, as well as tax-exempt income. In this regard, as additional underwriters were hired in our Bermuda office, the amount of business written by our Bermuda subsidiary in relation to the total amount written by the Company increased in the first six months of 2003 from the comparable prior-year period.

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

Estimation of Loss and Loss Expenses

         In this regard, we noted as a property catastrophe reinsurer, our estimations of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses such as casualty risks. In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires requires us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and stockholders' equity. Additionally, as a consequence of our emphasis on property reinsurance, we may forgo potential investment income because property losses are typically settled within a shorter period of time than casualty losses.

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

         In reserving for catastrophe losses, our estimates are initially influenced to a significant degree by industry catastrophe models and underwriting information provided by our clients. This can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our company development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on the average estimate of the cost of this storm by two major catastrophe modelers, which was approximately $1 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at December 31, 2002 for this event was $66 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 111%.

         Excluding the extraordinary development of French Storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of stockholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

         In addition, the risk for recent underwriting years includes the increased casualty exposures assumed by us through our casualty and finite businesses. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given our limited experience in the casualty and finite businesses, we do not have established historical loss development patterns that can be used to establish these loss liabilities. We must therefore rely on the inherently less reliable historical loss development patterns reported by our clients and industry loss development data in calculating our liabilities.

         During the second quarter of 2003, we experienced net development of $18.1 million for prior-year loss and loss expenses, primarily due to $6.4 million of adverse development on our exited direct casualty reinsurance operations and $6.5 million of loss development from aerospace claims. The loss ratio for the comparable period of 2002 was affected by net adverse development of $10.5 million for prior-year loss and loss expenses mainly due to $6 million of loss development on our exited direct reinsurance operations.

         While there were no changes in key assumptions during the period ended June 30, 2003, there were as described below, changes in weightings of those assumptions previously utilized, in response to the new information that emerged through reports to the Company during the period.

         The $6.4 million of development attributable to our exited direct casualty reinsurance operations relates primarily to the 2000 and 2001 accident years for the general liability line. Specifically, $4.4 million more losses were reported than were expected based on our actuarial estimates, of which $1.2 million was attributable to an excess of policy limits award on a claim which had been reserved at full limits. During the second quarter, we applied more weight to loss development techniques for accident years prior to 2001 and we also selected higher expected loss ratios in the Bornhuetter-Ferguson technique for later accident years. As such, the negative reported variance mentioned above resulted in additional reserves of $3.3 million in excess of what would have been recorded without these changes.

         The $6.5 million adverse development on our aerospace business primarily arises from the Company's receipt during the quarter of a first notice from Reliance Insurance Company that an increase in industry loss estimates relating to the Swiss Air crash in 1998 would cause Reliance to exceed the contractual retentions on three aerospace reinsurance contracts, which caused the Company to record additional loss reserves of $3 million relating to this event.

         Loss and loss expense liabilities as estimated by the Company's actuaries and recorded by management in the statement of financial position as of June 30, 2003 were as follows:

($000's)                                          Gross              Net
                                                 --------         --------
Catastrophe and Risk Excess                      $204,793         $ 87,110
Finite Business                                   115,933           83,114
Other Lines                                         8,182            6,349
Exited Lines                                      114,089          101,766
                                                 --------         --------
Total                                            $442,997         $278,339
                                                 ========         ========


         The most significant component of net loss reserves for which the Company provided a range of loss reserve estimates as determined by its actuaries is the Exited Lines segment. The low and high ends of a range of reasonable loss reserves for the Company's Exited Lines segment is $11.3 million below, and $12.1 million above, the $101.8 million best estimate displayed in the table above. The low and high ends of a range of reasonable loss reserves for the Company's Catastrophe and Risk Excess segment are $13.5 million below and $15 million above the $87.1 million best estimate displayed above. The low and high ends of a range of reasonable loss reserves for the Company's Finite segment are $16.2 million below and $18.6 million above the $83.1 million best estimate displayed above. The low and high ends of a range of reasonable loss reserves for the Company's Other Lines segment are $0.8 million below and $0.9 million above the $6.3 million best estimate displayed above. On an overall basis, the low and high ends of a range of reasonable loss reserves are $30.8 million below and $34 million above the $278.3 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the benefits of diversification when the reserve levels are considered in total.

Recent Developments

         On April 23, 2003, PXRE commuted its quota share reinsurance agreement with P-1 in consideration of a commutation fee of $1.8 million payable by P-1 to PXRE. The commutation is effective as of January 1, 2003 and PXRE will retain all reinsurance premiums that would have been ceded to P-1. PXRE elected to commute this reinsurance facility because it believes that it will earn a higher risk-adjusted profit by retaining the business ceded to P-1 than it could earn from the management fee that was payable under the P-1 reinsurance agreement.

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


FINANCIAL CONDITION

Liquidity and Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance. Under the Connecticut insurance law, the maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay during 2003, without regulatory approval, is $45.7 million. During the six months ended June 30, 2003, $58.6 million in dividends were paid by PXRE Reinsurance, including $26.8 million in extraordinary dividends, which were approved by the Insurance Department of the State of Connecticut.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which requires PXRE Bermuda to maintain certain measures of solvency and liquidity. At June 30, 2003, the statutory capital and surplus of PXRE Bermuda was estimated to be $317.8 million and the amount required to be maintained was estimated to be $15.3 million. In addition, under Bermuda law, PXRE Bermuda may not reduce its total statutory capital of $70.6 million, as set out in its statutory financial statement dated December 31, 2002, by 15% or more without the prior approval of Bermuda's Minister of Finance.

         Under Barbados law, PXRE Barbados may only pay a dividend out of its realized profits. PXRE Barbados may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and (c) the stated capital accounts are maintained in respect of all classes of shares.

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

         The A1 Preferred Shares, B1 Preferred Shares and C1 Preferred Shares will be mandatorily convertible into Class A Common Shares, Class B Common Shares and Class C Common Shares, respectively, on April 4, 2005, and all remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on April 4, 2008. Notwithstanding the foregoing, on any conversion date, to the extent necessary to prevent the initial Purchasers of Preferred Shares and their affiliates from owning more than 49.9% of the capital shares of the Company following conversion, we shall have the right (but not the obligation) to make a cash payment in lieu of Convertible Common Shares equal to the fair market value of the Convertible Common Shares that would have been received in excess of the 49.9% limitation in connection with any conversion, plus an additional tax gross up amount to take into account in appropriate circumstances the difference between the federal income tax rate on long-term capital gains and the federal ordinary income tax rate that might apply to the recipient on the receipt of a cash payment in lieu of Convertible Common Shares. If the A2 Preferred Shares, B2 Preferred Shares and C2 Preferred Shares are not voluntarily converted on or prior to the third anniversary of their issuance, an annual 8% dividend, payable in cash, will accrue until these Preferred Shares are converted.

         PXRE Delaware entered into a Credit Agreement dated as of December 30, 1998 (as amended and restated, the "Credit Agreement") with Wachovia Bank, National Association (formerly known as First Union National Bank, "Wachovia") as Agent and as a Lender, pursuant to which Wachovia agreed to make available to PXRE Delaware a $75 million revolving credit facility. On May 18, 1999, pursuant to various Joinder Agreements and Assignment and Acceptance Agreements, Wachovia syndicated the revolving credit facility, joining Fleet National Bank, Credit Lyonnais New York Branch and Bank One (formerly, The First National Bank of Chicago) as additional lenders (collectively with Wachovia, the "Lenders"). At December 31, 1998, PXRE Delaware had outstanding borrowings under the Credit Agreement of $50 million, and in October 1999, the remaining $25 million was borrowed. On each of March 31, 2000, 2001, 2002 and April 4, 2002 PXRE Delaware fulfilled its commitment and made principal payments of $10 million. In addition, PXRE Delaware paid $5 million on July 1, 2002 and $20 million on March 31, 2003, and the remaining $10 million on May 16, 2003 so as of this date, amounts due under the Credit Agreement have been paid in full.

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

         We believe that the TRUPS(sm) may trade at an under-valued price. In order to take advantage of this opportunity, we may cause one or more of our subsidiaries to purchase some of the outstanding TRUPS(sm) and hold them for investment purposes. If consummated, such a purchase is not expected to be treated as a redemption. We did not purchase any TRUPS(sm) during the second quarter of 2003.

         On May 15, 2003, PXRE Capital Statutory Trust II, a Connecticut statutory trust and wholly-owned subsidiary of the Company, sold in a private transaction, $17.5 million principal amount of I-PreTS(sm) based on an equal principal amount of the Company's fixed/floating rate junior subordinated deferrable interest debentures due May 15, 2033. The securities bear interest at an initial rate of 7.35%. The Company used the net proceeds of the sale to repay the balance of $10 million outstanding under its Credit Agreement, and to provide additional capital to PXRE Bermuda.

         Interest on the I-PreTS(sm) is payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year commencing August 15, 2003, at an annual rate equal to 7.35% until May 15, 2008 and thereafter at an annual rate of three Month LIBOR plus 4.1%, reset quarterly. The Company at its option is able to redeem the I-PreTS(sm) securities in whole or in part at any interest payment date after May 15, 2008 at 100% of the outstanding principal amount. The Company also has the right to defer payment of interest on the I-PreTS(sm) securities for up to 20 consecutive quarterly periods. Interest will continue to accrue and be compounded at the rate of interest payable on the I-PreTS(sm) securities in such period. If the Company exercises its right to defer interest on the I-PreTS(sm) securities, then in that period, the Company will not be able to pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's common shares or preferred shares; or make any payment of principal of, or interest or premium on, or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to the debentures.

         On May 23, 2003, the Company and PXRE Capital Trust III, a Delaware statutory trust and a wholly-owned subsidiary of the Company, sold in a private transaction, $15 million principal amount of 9.75% fixed rate InCapS(sm) due May 23, 2033. Proceeds from the sale of the InCapS(sm) securities were used to purchase the Company's 9.75% fixed rate junior subordinated debt securities due May 23, 2033, and the net proceeds used to provide additional capital to PXRE Bermuda.

         Interest on the InCapS(sm) securities is fixed throughout the term, and payable quarterly in arrears, on February 23, May 23, August 23 and November 23 of each year, commencing on August 23, 2003. The Company, at its option, is able to redeem the InCapS(sm) securities in whole or in part, on any interest payment date on or after May 23, 2008, as follows:

          Optional redemption during the           Optional redemption price
         12 month period beginning May 23      as percentage of principal amount
         --------------------------------      ---------------------------------
                   2008                                     104.875
                   2009                                     103.900
                   2010                                     102.925
                   2011                                     101.950
                   2012                                     100.975
                   2013 or thereafter                       100.000

         The Company also has the right to defer payments of interest on the InCapS(sm) securities for up to 20 consecutive quarterly periods. Interest will continue to accrue and be compounded quarterly at 9.75%, the rate of interest payable on the InCapS(sm) securities. If the Company exercises its right to defer interest on the InCapS(sm) securities, then in that period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's common shares or preferred shares, make any payment of principal of or premium or interest on or repay, repurchase or redeem, any debt securities of the Company that rank in all respects pari passu with or junior in interest to the InCapS(sm) securities or make any payment under any guarantees of the Company that rank in all respects pari passu with or junior in interest to the InCapS(sm) securities.

         PXRE Delaware files U.S. income tax returns for itself and all of its direct or indirect subsidiaries that satisfy the stock ownership requirements for consolidation (collectively, the "U.S. Subsidiaries"). PXRE Delaware is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each U.S. Subsidiary makes tax payments to PXRE Delaware in an amount equal to the federal income tax payment that would have been payable by such U.S. Subsidiary for such year if it had filed a separate income tax return for such year. PXRE Delaware is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a U.S. Subsidiary is less than (or greater than) the annual tax liability for such U.S. Subsidiary on a stand-alone basis for such year, such U.S. Subsidiary will be required to make up such deficiency to PXRE Delaware (or will be entitled to receive a credit if payments exceed the separate return tax liability of the U.S. Subsidiary).


Investments

         As of June 30, 2003, our investment portfolio, at fair value, was allocated 69% in bonds, 16.8% in short-term investments, 12.9% in hedge funds and 1.3% in other investments.

         The following table summarizes our investments at June 30, 2003 and December 31, 2002 at fair value:


                                                                                      Analysis of Investments
                                                                              June 30, 2003         December 31, 2002
                                                                       ----------------------    -----------------------
($000's, except percentages)                                             Amount       Percent     Amount        Percent
                                                                       ---------      -------    --------       --------
Fixed maturities:
    United States treasury securities                                  $ 46,697          5.4%    $ 46,165          6.1%
    Foreign denominated securities                                       20,976          2.4       21,871          2.9
    Foreign government securities                                             -          -            315          -
    United States government sponsored agency debentures                 84,721          9.9       38,062          5.0
    United States government sponsored agency
       mortgage-backed securities                                        57,731          6.8       42,467          5.6
    Other mortgage and asset-backed securities                          146,112         17.0      143,736         19.0
    Municipal securities                                                 63,065          7.3       76,522         10.1
    Corporate securities                                                172,939         20.2      131,611         17.3
                                                                       --------        -----     --------        -----
       Total fixed maturities                                           592,241         69.0      500,749         66.0
Short-term investments                                                  143,766         16.8      133,318         17.6
                                                                       --------        -----     --------        -----
       Total fixed maturities and short-term investments                736,007         85.8      634,067         83.6
Hedge funds                                                             110,757         12.9      113,105         14.9
Other investments                                                        10,968          1.3       11,529          1.5
                                                                       --------        -----     --------        -----
       Total investment portfolio                                      $857,732        100.0%    $758,701        100.0%
                                                                       ========        =====     ========        =====

         At June 30, 2003, 96.5% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A" (strong) or better by Moody's or S&P. Mortgage and asset-backed securities accounted for 27.7% of fixed maturities and short-term investments or 23.7% of our total investment portfolio based on fair value at June 30, 2003. The average yield on our fixed maturities and short-term investments at June 30, 2003 and 2002 was 2.9% and 4.6%, respectively.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At June 30, 2003, an after-tax unrealized gain of $9.8 million (gain of 42 cents per share, after considering convertible preferred shares) was included in stockholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $143.8 million at June 30, 2003, compared to $133.3 million at December 31, 2002.

         A principal component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At June 30, 2003, total hedge fund investments amounted to $110.8 million, representing 12.9% of the total investment portfolio. At December 31, 2002, total hedge fund investments amounted to $113.1 million, representing 14.9% of the total investment portfolio. For the six months ended June 30, 2003, our hedge funds yielded a return of 6.7% as compared to 3.1% in the six months ended June 30, 2002. At June 30, 2003, hedge fund investments with fair values ranging from $1.8 million to $16 million were administered by fifteen managers.

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

         As of June 30, 2003, our investment portfolio also included $11 million of other invested assets of which 98% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $1.1 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the six months ended June 30, 2003, included $7.8 million attributable to hedge funds and other investments.

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

         Net cash flows provided by operations were $31.5 million in the second quarter of 2003 compared to $6.7 million used by operations in the second quarter of 2002 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance had placed on deposit a $35.6 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224, amounting to $11.4 million at June 30, 2003, are restricted from being paid as a dividend until the run-off has been completed.

         We may be subject to gains and losses resulting from currency fluctuations because substantially all of our investments are denominated in U.S. dollars, while some of our net liability exposure is in currencies other than U.S. dollars. We hold, and expect to continue to hold, currency positions and have made, and expect to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations. Investments in foreign denominated securities held as part of our trading securities amount to 2.4% of our investment portfolio and, in our opinion are sufficiently liquid for our needs.

         Dividends declared to common shareholders in the second quarter of 2003 and 2002 were $0.7 million. The expected annual dividend based on common shares outstanding at June 30, 2003 is approximately $2.9 million.

         Book value per common share was $21.32 at June 30, 2003 after considering convertible preferred shares.

         Commitments and Contingencies

         As of June 30, 2003, other commitments and pledged assets include (a) letters of credit amounting to $14 million which are secured by cash and securities amounting to $14.3 million, (b) securities with a par value of $9.2 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $59.3 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $1.1 million, (e) a commitment to lend up to $3.3 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, (f) a contingent liability amounting to $1.1 million under the 1992 Restated Employee Annual Incentive Bonus Plan plus interest, and
(g) commitments under TRUPS(sm), I-PreTS(sm) and InCapS(sm) discussed above.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7 million to Barr's Bay to finance the construction of the office building of which $3.7 million has been advanced as of June 30, 2003. Such loans are secured by a first mortgage on the property.

         In April 2000, PXRE Reinsurance entered into an Aggregate Excess of Loss Retrocessional Reinsurance Agreement (the "Agreement") with a U.S. based cedent.. In the Agreement, PXRE Reinsurance reinsured a portfolio of treaties (the "Protected Portfolio") underwritten by a former business unit of the cedent which has been divested. Pursuant to this Agreement, PXRE Reinsurance agreed to indemnify the cedent for losses in excess of a 75% paid loss ratio on the underlying Protected Portfolio up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50 million. The latest loss reports related to the Agreement provided by the cedent forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to the Company.

         In June 2003, PXRE Reinsurance performed an audit of the Protected Portfolio reinsured under the Agreement. As a result of this audit, management identified problems and believes that the cedent may have breached its contractual obligations and fiduciary duties under the Agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United Stated District Court seeking rescission of the Agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of June 30, 2003, we have recorded $34 million of loss reserves related to the Agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the Agreement of up to $10.4 million on an after-tax basis.

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that it is unlikely that they will prevail, and that no valuation allowance is necessary. The appeal was submitted to the Third Circuit on June 3, 2003.


Certain Transactions

         PXRE Reinsurance is a party to a retrocessional agreement (as amended from time to time, the "Select Re Quota Share Agreement") with Select Re, pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2003 and 2002, the proportional share of our non-casualty business ceded to Select Re under that agreement was 8.0%. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee of 15% based on the gross premiums ceded to them under these quota share agreements.

         In addition to the Select Re Quota Share Agreement, we have entered into several other reinsurance transactions with Select Re whereby: (i) Select Re provided retrocessional support on several finite and other lines reinsurance transactions underwritten by PXRE; (ii) Select Re provided us with aggregate excess of loss retrocessional coverage in 2001 that protects us against large losses arising from a single catastrophe event and against the accumulation of aggregate losses arising from a number of events; and (iii) we provided Select Re with catastrophe excess of loss retrocessional coverage that protects them in the event they incur significant losses arising from a single catastrophe event which involved premiums of $0.8 million in 2003 and $0.7 million in the first six months of 2002.

         During the first six months of 2003, we ceded reinsurance premiums of $13 million to Select Re.

         As of June 30, 2003, net assets of $70.3 million were due in the aggregate from Select Re, all of which is fully secured by way of reinsurance trusts. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of December 31, 2002, it had shareholders' equity of approximately $137 million and is privately owned by approximately 120 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we had designated Jeffrey L. Radke, our President and Chief Executive Officer, to serve on Select Re's board of directors. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select. Jeffrey Radke receives no remuneration for serving on Select Re's board.

         Gerald Radke, Chairman of our Board of Directors and Jeffrey Radke, each individually hold Select Re shares, but each such person holds less than 1% of Select Re's outstanding shares. Pursuant to an agreement with shareholders of Select Re, Gerald Radke and Jeffrey Radke have each given notice of redemption to Select Re to sell all of their Select Re shares. The redemption of shares was effective December 31, 2002 and will be settled by October 2003 in accordance with the terms of the agreement.

         Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner. Mariner acts as the investment manager for our hedge fund and alternative investment portfolio. During the six months ended June 30, 2003 and 2002, we incurred investment management fees of $0.4 million and $0.3 million, respectively, relating to services provided by Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board of Directors requires the prior approval of the Company's Chief Financial Officer for any transaction entered into with Select Re.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at June 30, 2003 and the changes in exposure since December 31, 2002. The principal market risks we are exposed to continue to be interest rate and credit risk. The additional risks associated with our hedge fund investments are described earlier.

         The composition of our fixed maturity portfolio did not change materially during the second quarter of 2003. There was no material change in our exposure to market risks or our risk management strategy during the second quarter of 2003.


Item 4.  Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 6, 2003 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last evaluation of such internal controls.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         In April 2000, PXRE Reinsurance entered into an Aggregate Excess of Loss Retrocessional Reinsurance Agreement (the "Agreement") with a U.S. based cedent. In the Agreement, PXRE Reinsurance reinsured a portfolio of treaties (the "Protected Portfolio") underwritten by a former business unit of the cedent which has been divested. Pursuant to this Agreement, PXRE Reinsurance agreed to indemnify the cedent for losses in excess of a 75% paid loss ratio on the underlying Protected Portfolio up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50 million. The latest loss reports related to the Agreement provided by the cedent forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to the Company.

         In June 2003, PXRE Reinsurance performed an audit of the Protected Portfolio reinsured under the Agreement. As a result of this audit, management identified problems and believes that the cedent may have breached its contractual obligations and fiduciary duties under the Agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United Stated District Court seeking rescission of the Agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of June 30, 2003, we have recorded $34 million of loss reserves related to the Agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the Agreement of up to $10.4 million on an after-tax basis.

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

         PXRE Delaware disagreed with Terra Nova's denial and filed suit against Terra Nova in the United States District Court for the District of New Jersey. On June 10, 2002, PXRE Delaware was awarded a verdict of $8.3 million plus accumulated interest of $1.5 million by a jury at the conclusion of the trial of this dispute. The aggregate sum of $9.8 million is included in Other Assets. Terra Nova has appealed this verdict to the United States Court of Appeals for the Third Circuit, but management has concluded that it is unlikely that they will prevail, and that no valuation allowance is necessary. The appeal was submitted to the Third Circuit on June 3, 2003.

Item 2. Changes in Securities and Use of Proceeds.

         On May 15, 2003, PXRE Capital Statutory Trust II, a Connecticut statutory trust and a wholly-owned subsidiary of the Company, sold in a private transaction, $17.5 million principal amount of I-PreTS(sm) based on an equal principal amount of the Company's fixed/floating rate junior subordinated deferrable interest debentures due May 15, 2033. The securities bear interest at an initial rate of 7.35%. The Company used the net proceeds of the sale to repay the balance of $10 million outstanding under its Credit Agreement, and to provide additional capital to PXRE Bermuda.

         Interest on the I-PreTS(sm) is payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year commencing August 15, 2003, at an annual rate equal to 7.35% until May 15, 2008 and thereafter at an annual rate of three month LIBOR plus 4.1%, reset quarterly. The Company also has the right to defer payment of interest on the I-PreTS(sm) securities for up to 20 consecutive quarterly periods. Interest will continue to accrue and be compounded at the rate of interest payable on the I-PreTS(sm) securities in such period. If the Company exercises its right to defer interest on the I-PreTS(sm) securities, then in that period, the Company will not be able to pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's common shares or preferred shares or make any payment of principal of or interest or premium on, or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to the debentures.

         On May 23, 2003, the Company and PXRE Capital Trust III, a Delaware statutory trust and a wholly-owned subsidiary of the Company, sold in a private transaction, $15 million principal amount 9.75% fixed rate InCapS(sm) due May 23, 2033. The Company used the net proceeds of the sale to provide additional capital to PXRE Bermuda.

         Interest on the InCapS(sm) securities is fixed throughout the term, and payable quarterly in arrears, on February 23, May 23, August 23 and November 23 of each year, commencing on August 23, 2003. The Company also has the right to defer payments of interest on the InCapS(sm) securities for up to 20 consecutive quarterly periods. Interest will continue to accrue and be compounded quarterly at 9.75%, the rate of interest payable on the InCapS(sm) securities. If the Company exercises its right to defer interest on the InCapS(sm) securities, then in that period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's common shares or preferred shares, make any payment of principal of or premium or interest on or repay, repurchase or redeem, any debt securities of the Company that rank in all respects pari passu with or junior in interest to the InCapS(sm) securities or make any payment under any guarantees of the Company that rank in all respects pari passu with or junior in interest to the InCapS(sm) securities.

         During the quarter ended June 30, 2003, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

         (a) Securities sold. On June 30, 2003, the Company issued 324.52 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 324.52 Convertible Voting Preferred Shares issued were allocated among Series as follows:

                  i. 162.26 shares of Series A Convertible Voting Preferred Shares, allocated to two sub-series of shares, 108.17 shares allocated to sub-series Al and
                           54.09 shares allocated to sub-series A2;

                  ii. 108.17 shares of Series B Convertible Voting Preferred Shares, allocated to two sub-series of shares, 72.11 shares allocated to Series B1 and 36.06 shares allocated to Series B2; and

                  iii. 54.09 shares of Series C Convertible Voting Preferred Shares, allocated to two sub-series of shares, 36.06 shares allocated to Series Cl and 18.03 shares allocated to Series C2.

         (b) Underwriters and other purchasers. No underwriter participated. The additional Convertible Voting Preferred Shares were issued to the holders of record on June 13, 2003 of the outstanding Convertible Voting Preferred Shares.

         (c) Consideration. The Convertible Voting Preferred Shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3.2 million to the holders of the outstanding Convertible Voting Preferred Shares.

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


Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         At the Company's Annual General Meeting of Shareholders held on May 28, 2003, the Company's shareholders approved the following:

         (i) The election of three Class II directors to serve until the 2006 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

                        Nominee                Votes For         Votes Withheld
                  Robert W. Fiondella          9,400,897             82,373
                  Halbert D. Lindquist         9,400,897             82,373
                  Philip R. McLoughlin         9,400,897             82,373

         (ii) The appointment of KPMG as PXRE's independent auditors for the fiscal year ending December 31, 2003, and referral to the Board of the determination of their remuneration by the vote of 15,156,193 votes for, 1,550 votes against, 625 votes abstaining;

         (iii) The adoption of an amendment to the PXRE Director Stock Plan ("the "Director Stock Plan") to (a) increase the number of Common Shares authorized thereunder by 250,000; (b) increase the annual grant of restricted shares thereunder from 1,000 to 2,500 restricted shares; (c) permit Class IV Directors to cause PXRE to grant the options and/or restricted shares that such Class IV Directors are otherwise entitled to receive directly to their employer or to an affiliate of their employer; and (d) extend the expiration date of the Director Stock Plan from 2005 to 2013 by a vote of 14,694,980 votes for, 41,872 votes against, 417,750 votes abstaining.

Item 5. Other Information.

                  Following the Company's Annual General Meeting of Shareholders, and effective as of July 25, 2003, Halbert D. Lindquist resigned as a director of the Board in consideration of certain family issues. Management has undertaken a search to identify a replacement director as soon as practicable.

Item 6. Exhibits and Reports on Form 8-K.

         a.       Exhibits

10.1 Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust II, dated as of May 15, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Statutory Trust II.

10.2 Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, dated as of May 15, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee.

10.3 Guarantee Agreement, dated as of May 15, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust II.

10.4 Capital Securities Subscription Agreement, dated as of May 15, 2003, among PXRE Capital Statutory Trust II and PXRE Group Ltd. as Offerors, and I-Preferred Term Securities II, Ltd., as Purchaser.

10.5 Placement Agreement, dated as of April 25, 2003, among PXRE Group Ltd. and PXRE Capital Statutory Trust II, as Offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents.

10.6 Amended and Restated Declaration of Trust of PXRE Capital Trust III, dated as of May 22, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, Wilmington Trust Company, as Delaware and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust III.

10.7 Indenture for Fixed Rate Junior Subordinated Debt Securities due 2033, dated as of May 22, 2003, among PXRE Group Ltd. as Issuer, and Wilmington Trust Company, as Trustee.

10.8 Guarantee Agreement, dated as of May 22, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Trust III.

10.9 Common Securities Subscription Agreement, dated as of May 22, 2003, among PXRE Capital Trust III, and PXRE Group Ltd., as Buyer of the Common Securities of PXRE Capital Trust III.

10.10 Capital Securities Subscription Agreement, dated as of May 13, 2003, among PXRE Capital Trust III and PXRE Group Ltd. as Offerors, and InCapS Funding I, Ltd., as Purchaser.

10.11 Debenture Subscription Agreement, dated as of May 22, 2003, among PXRE Group Ltd. and PXRE Capital Trust III.

10.12 Placement Agreement, dated as of May 13, 2003, among PXRE Capital Trust III and PXRE Group Ltd., as Offerors, and Sandler O'Neill & Partners, L.P., as Placement Agents.

10.13 Employment Agreement, dated as of June 30, 2003, among PXRE Group Ltd. and Jeffrey L. Radke.

31.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.       Current Reports on Form 8-K

              On June 4, 2003, the Company filed a Current Report on Form 8-K with the SEC relating to the retirement of Gerald L. Radke, its Chief Executive Officer on June 30, 2003, who will continue as non-executive Chairman of its Board of Directors, and will be engaged on a consulting basis commencing July 1, 2003 as Chairman of the Underwriting Committees.


                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

10.1 Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust II, dated as of May 15, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Statutory Trust II.

10.2 Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, dated as of May 15, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee.

10.3 Guarantee Agreement, dated as of May 15, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust II.

10.4 Capital Securities Subscription Agreement, dated as of May 15, 2003, among PXRE Capital Statutory Trust II and PXRE Group Ltd. as Offerors, and I-Preferred Term Securities II, Ltd., as Purchaser.

10.5 Placement Agreement, dated as of April 25, 2003, among PXRE Group Ltd. and PXRE Capital Statutory Trust II, as Offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents.

10.6 Amended and Restated Declaration of Trust of PXRE Capital Trust III, dated as of May 22, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, Wilmington Trust Company, as Delaware and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust III.

10.7 Indenture for Fixed Rate Junior Subordinated Debt Securities due 2033, dated as of May 22, 2003, among PXRE Group Ltd. as Issuer, and Wilmington Trust Company, as Trustee.

10.8 Guarantee Agreement, dated as of May 22, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Trust III.

10.9 Common Securities Subscription Agreement, dated as of May 22, 2003, among PXRE Capital Trust III, and PXRE Group Ltd., as Buyer of the Common Securities of PXRE Capital Trust III.

10.10 Capital Securities Subscription Agreement, dated as of May 13, 2003, among PXRE Capital Trust III and PXRE Group Ltd. as Offerors, and InCapS Funding I, Ltd., as Purchaser.

10.11 Debenture Subscription Agreement, dated as of May 22, 2003, among PXRE Group Ltd. and PXRE Capital Trust III.

10.12 Placement Agreement, dated as of May 13, 2003, among PXRE Capital Trust III and PXRE Group Ltd., as Offerors, and Sandler O'Neill & Partners, L.P., as Placement Agents.

10.13 Employment Agreement, dated as of June 30, 2003, among PXRE Group Ltd. and Jeffrey L. Radke.

31.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PXRE GROUP LTD.


August 8, 2003                              By:/s/ John M. Modin
                                               -----------------
                                             John M. Modin
                                             Senior Vice President
                                             and Chief Financial Officer