Form 10-Q
period 2003-09-30
PXRE GROUP LTD
filed 2003-11-14
CIK 1091748

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of November 12, 2003 12,195,201 common shares, $1.00 par value per share, of the Registrant were outstanding.

-------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX

PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002...............................3

         Consolidated Statements of Income and Comprehensive Income for the three and nine months ended
                  September 30, 2003 and 2002.....................................................................4

         Consolidated Statements of Shareholders' Equity for the three and nine months ended September
                  30, 2003 and 2002...............................................................................5

         Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002........................................................................................6

         Notes to Consolidated Financial Statements...............................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................38

Item 4.       Controls and Procedures............................................................................39

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................39

Item 2.       Changes in Securities and Use of Proceeds..........................................................40

Item 3.       Defaults Upon Senior Securities....................................................................41

Item 4.       Submission of Matters to a Vote of Security Holders................................................41

Item 5.       Other Information..................................................................................41

Item 6.       Exhibits and Reports on Form 8-K...................................................................41


PXRE             Consolidated Balance Sheets
Group Ltd.       (Dollars in thousands, except par value per share)
-------------------------------------------------------------------------------


                                                                                                     September 30,     December 31,
                                                                                                         2003              2002
                                                                                                     -------------     ------------
                                                                                                     (Unaudited)
Assets           Investments:
                    Fixed maturities:
                      Available-for-sale (amortized cost $581,883 and $465,963, respectively),       $   592,128     $   478,878
                      Trading (cost $18,323 and $19,521, respectively)                                    21,006          21,871
                    Short-term investments                                                               232,646         133,318
                    Hedge funds (cost $81,927 and $84,915, respectively)                                 115,065         113,105
                    Other invested assets (cost $9,295 and $10,522, respectively)                          9,939          11,529
                                                                                                     -----------     -----------
                       Total investments                                                                 970,784         758,701
                 Cash                                                                                     40,515          46,630
                 Accrued investment income                                                                 6,348           5,788
                 Premiums receivable, net                                                                 67,857          77,290
                 Other receivables                                                                        46,121          27,052
                 Reinsurance recoverable on paid losses                                                   26,717          29,653
                 Reinsurance recoverable on unpaid losses                                                146,533         207,444
                 Ceded unearned premiums                                                                  18,848          10,496
                 Deferred acquisition costs                                                                7,781          22,721
                 Income tax recoverable                                                                    7,676               -
                 Other assets                                                                             48,911          51,367
                                                                                                     -----------     -----------
                       Total assets                                                                  $ 1,388,091     $ 1,237,142
                                                                                                     ===========     ===========

Liabilities      Losses and loss expenses                                                            $   437,310     $   447,829
                 Unearned premiums                                                                        55,668          63,756
                 Debt payable                                                                                  -          30,000
                 Reinsurance balances payable                                                             60,002          81,090
                 Deposit liabilities                                                                      75,817          35,149
                 Income tax payable                                                                            -           2,486
                 Payable for securities purchased                                                         82,940              22
                 Other liabilities                                                                        29,383          29,011
                                                                                                     -----------     -----------
                       Total liabilities                                                                 741,120         689,343
                                                                                                     -----------     -----------

                 Minority interest in consolidated subsidiary:
                     Company-obligated mandatorily redeemable capital trust
                      pass-through securities of subsidiary trusts holding solely a
                      company-guaranteed related subordinated debt                                       126,839          94,335
                                                                                                     -----------     -----------

Shareholders'    Serial convertible preferred shares, $1.00 par value, $10,000
Equity                stated value -- 10 million shares authorized, 0.02 million shares
                      issued and outstanding                                                             168,814         159,077
                 Common shares, $1.00 par value -- 50 million shares
                      authorized, 12.2 million and 12.0 million shares issued
                      and outstanding, respectively                                                       12,177          12,030
                 Additional paid-in capital                                                              172,214         168,866
                 Accumulated other comprehensive income net of deferred income
                    tax expense of $2,795 and $2,866, respectively                                         5,826           7,142
                 Retained earnings                                                                       164,939         108,062
                 Restricted shares at cost (0.3 million and 0.2 million shares, respectively)             (3,838)         (1,713)
                                                                                                     -----------     -----------
                       Total shareholders' equity                                                        520,132         453,464
                                                                                                     -----------     -----------
                       Total liabilities and shareholders' equity                                    $ 1,388,091     $ 1,237,142
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

PXRE            Consolidated Statements of Income and Comprehensive Income
Group Ltd.      (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                                                 Three Months Ended         Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                  2003         2002         2003         2002
                                                                                  ----         ----         ----         ----
                                                                                                  (Unaudited)

Revenues        Net premiums earned                                             $ 69,082    $ 75,741    $ 237,870    $ 180,661
                Net investment income                                              5,994       5,011       20,026       17,543
                Net realized investment gains                                        502       4,782          611        5,785
                Fee income                                                         1,148         928        3,533        2,766
                                                                                --------    --------    ---------    ---------
                                                                                  76,726      86,462      262,040      206,755
                                                                                --------    --------    ---------    ---------

Losses and      Losses and loss expenses incurred                                 35,387      48,264      113,041       84,350
Expenses        Commissions and brokerage                                          3,218      13,489       37,863       31,208
                Other operating expenses                                          10,573       6,696       29,586       21,790
                Interest expense                                                       -         698        2,504        2,197
                Minority interest in consolidated subsidiaries                     2,817       2,127        7,350        6,550
                                                                                --------    --------    ---------    ---------
                                                                                  51,995      71,274      190,344      146,095
                                                                                --------    --------    ---------    ---------


                Income before income taxes                                        24,731      15,188       71,696       60,660
                Income tax provision                                               1,007       4,179        2,887       12,375
                                                                                --------    --------    ---------    ---------

                Net income before convertible preferred share dividends         $ 23,724    $ 11,009    $  68,809    $  48,285
                                                                                --------    --------    ---------    ---------
                Convertible preferred share dividends                              3,310       3,058        9,737        5,958
                                                                                --------    --------    ---------    ---------
                Net income available to common shareholders                     $ 20,414    $  7,951    $  59,072    $  42,327
                                                                                ========    ========    =========    =========

Comprehensive   Net income before convertible preferred share dividends         $ 23,724    $ 11,009    $  68,809    $  48,285
Income, Net     Net unrealized (depreciation) appreciation on investments         (4,008)      6,262       (2,262)      10,771
of Tax          Net unrealized (depreciation) appreciation on cash flow hedge          -        (346)         946         (284)
                                                                                --------    --------    ---------    ---------
                Comprehensive income                                            $ 19,716    $ 16,925    $  67,493    $  58,772
                                                                                ========    ========    =========    =========


Per Share       Basic:
                     Net income before convertible preferred share dividends      $ 1.99    $   0.93    $    5.77    $    4.10
                     Convertible preferred share dividends                         (0.28)      (0.26)       (0.82)       (0.51)
                                                                                --------    --------    ---------    ---------
                     Net income available to common shareholders                $   1.71    $   0.67    $    4.95    $    3.59
                                                                                ========    ========    =========    =========
                     Average shares outstanding (000's)                           11,925      11,817       11,931       11,778
                                                                                ========    ========    =========    =========


                Diluted:
                     Net income                                                 $   1.01    $   0.50    $    2.97    $    2.59
                                                                                ========    ========    =========    =========
                     Average shares outstanding (000's)                           23,583      22,137       23,201    $  18,630
                                                                                ========    ========    =========    =========


        The accompanying notes are an integral part of these statements.

PXRE               Consolidated Statements of Shareholders' Equity
Group Ltd.         (Dollars in thousands)
-------------------------------------------------------------------------------


                                                                                     Three Months Ended       Nine Months Ended
                                                                                        September 30,           September 30,
                                                                                       2003        2002        2003       2002
                                                                                       ----        ----        ----       ----
                                                                                                     (Unaudited)
Convertible          Balance at beginning of period                                  $ 165,504   $ 152,900   $ 159,077   $       -
Preferred Shares     Issuance of shares, net                                                 -           -           -     150,000
                     Dividends to convertible preferred shareholders                     3,310       3,058       9,737       5,958
                                                                                     ---------   ---------   ---------   ---------
                         Balance at end of period                                    $ 168,814   $ 155,958   $ 168,814   $ 155,958
                                                                                     =========   =========   =========   =========

Common Shares        Balance at beginning of period                                  $  12,169   $  11,966   $  12,030   $  11,873
                     Issuance of shares, net                                                 8          65         147         158
                                                                                     ---------   ---------   ---------   ---------
                         Balance at end of period                                    $  12,177   $  12,031   $  12,177   $  12,031
                                                                                     =========   =========   =========   =========

Additional           Balance at beginning of period                                  $ 172,096   $ 168,034   $ 168,866   $ 175,405
Paid-in Capital      Issuance of shares                                                    118         916       3,259      (6,420)
                     Other                                                                   -         (18)         89         (53)
                                                                                     ---------   ---------   ---------   ---------
                         Balance at end of period                                    $ 172,214   $ 168,932   $ 172,214   $ 168,932
                                                                                     =========   =========   =========   =========

Accumulated          Balance at beginning of period                                  $   9,834   $   4,272   $   7,142   $    (299)
Other                Change in unrealized gains                                         (4,008)      6,262      (2,262)     10,771
Comprehensive        Change in cash flow hedge                                               -        (346)        946        (284)
Income                                                                               ---------   ---------   ---------   ---------
                         Balance at end of period                                    $   5,826   $  10,188   $   5,826   $  10,188
                                                                                     =========   =========   =========   =========

Retained             Balance at beginning of period                                  $ 145,256   $  88,414   $ 108,062   $  55,473
Earnings             Net income before convertible preferred share dividends            23,724      11,009      68,809      48,285
                     Dividends to convertible preferred shareholders                    (3,310)     (3,058)     (9,737)     (5,958)
                     Dividends to common shareholders                                     (731)       (721)     (2,195)     (2,156)
                                                                                     ---------   ---------   ---------   ---------
                         Balance at end of period                                    $ 164,939   $  95,644   $ 164,939   $  95,644
                                                                                     =========   =========   =========   =========

Restricted Shares    Balance at beginning of period                                  $  (4,328)  $  (2,644)  $  (1,713)  $  (2,672)
                     Issuance of restricted shares                                          26          (9)     (4,582)     (1,049)
                     Amortization of restricted shares                                     464         401       2,457       1,469
                                                                                     ---------   ---------   ---------   ---------
                         Balance at end of period                                    $  (3,838)  $  (2,252)  $  (3,838)  $  (2,252)
                                                                                     =========   =========   =========   =========

Total                Balance at beginning of period                                  $ 500,531   $ 422,942   $ 453,464   $ 239,780
Shareholders'        Issuance of convertible preferred shares                                -           -           -     150,000
Equity               Issuance of shares                                                    126         981       3,406      (6,262)
                     Restricted shares, net                                                490         392      (2,125)        420
                     Unrealized (depreciation) appreciation on investments,
                        net of deferred income tax                                      (4,008)      6,262      (2,262)     10,771
                     Unrealized (depreciation) appreciation on cash flow
                        hedge, net of deferred income tax                                    -        (346)        946        (284)
                     Net income before convertible preferred share dividends            23,724      11,009      68,809      48,285
                     Dividends to common shareholders                                     (731)       (721)     (2,195)     (2,156)
                     Other                                                                   -         (18)         89         (53)
                                                                                     ---------   ---------   ---------   ---------
                         Balance at end of period                                    $ 520,132   $ 440,501   $ 520,132   $ 440,501
                                                                                     =========   =========   =========   =========


        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Cash Flows
Group Ltd.          (Dollars in thousands)
-------------------------------------------------------------------------------


                                                                                         Three Months Ended     Nine Months Ended
                                                                                            September 30,          September 30,
                                                                                           2003        2002       2003       2002
                                                                                           ----        ----       ----       ----
                                                                                                         (Unaudited)
Cash Flow           Net income before convertible preferred share dividends             $ 23,724    $ 11,009   $ 68,809   $ 48,285
from Operating      Adjustments to reconcile net income to net cash
Activities            provided by operating activities:
                        Losses and loss expenses                                          (5,687)     11,729    (10,518)   (16,809)
                        Unearned premiums                                                    960      (8,932)   (16,439)    10,498
                        Deferred acquisition costs                                         1,646         904     14,940     (5,508)
                        Receivables                                                      (19,197)     (7,008)    (9,636)   (14,096)
                        Reinsurance balances payable                                      (6,500)      1,835    (21,088)    21,917
                        Reinsurance recoverable                                           15,480      16,128     63,847     15,717
                        Income taxes                                                        (259)      3,242    (10,001)    10,930
                        Equity in earnings of limited partnerships                        (1,892)       (691)    (9,741)    (6,097)
                        Trading portfolio purchased                                            -     (10,913)    (5,688)   (30,886)
                        Trading portfolio disposed                                             -      12,371      8,496     12,371
                        Deposit liability                                                  6,450       3,196     40,668     19,891
                        Other                                                             (3,059)     (6,682)     5,427     (6,738)
                                                                                        --------    --------   --------   --------
                          Net cash provided by operating activities                       11,666      26,188    119,076     59,475
                                                                                        --------    --------   --------   --------



Cash Flow           Fixed maturities available for sale purchased                       (204,877)   (104,852)  (356,670)  (348,500)
from Investing      Fixed maturities available for sale disposed or matured              177,479     100,245    239,389    111,958
Activities          Payable for securities                                                45,548     (10,590)    82,919      3,702
                    Net change in short-term investments                                 (88,880)    (17,666)   (99,328)    34,716
                    Hedge funds purchased                                                 (5,000)          -    (12,000)   (26,366)
                    Hedge funds disposed                                                   3,095       3,639     19,936     36,793
                    Other invested assets purchased                                          (12)       (283)      (133)      (283)
                    Other invested assets disposed                                           530         665      1,568      8,380
                                                                                        --------    --------   --------   --------
                          Net cash used by investing activities                          (72,117)    (28,842)  (124,319)  (179,600)
                                                                                        --------    --------   --------   --------



Cash Flow           Proceeds from issuance of convertible preferred shares                     -         (46)         -    140,892
from Financing      Proceeds from issuance of common shares                                  129         880        671      2,073
Activities          Proceeds from issuance of minority interest in consolidated
                      subsidiaries                                                             -           -     32,500          -
                    Cash dividends paid to common shareholders                              (731)       (722)    (2,195)    (2,156)
                    Repayment of debt                                                          -      (5,000)   (30,000)   (25,000)
                    Repurchase of minority interest in consolidated subsidiary                 -           -          -     (2,967)
                    Cost of shares repurchased                                                24         (31)    (1,848)      (589)
                                                                                        --------    --------   --------   --------
                           Net cash (used) provided by financing activities                 (578)     (4,919)      (872)   112,253
                                                                                        --------    --------   --------   --------

                    Net change in cash                                                   (61,029)     (7,573)    (6,115)    (7,872)
                    Cash, beginning of period                                            101,544      22,589     46,630     22,888
                                                                                        --------    --------   --------   --------
                    Cash, end of period                                                 $ 40,515    $ 15,016   $ 40,515   $ 15,016
                                                                                        ========    ========   ========   ========


                    Supplemental disclosure of cash flow information:
                           Interest paid                                                $  5,381    $  4,816   $ 10,175   $ 10,591
                           Income taxes paid                                               1,174         666     12,793      3,668

        The accompanying notes are an integral part of these statements.

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

1. Significant Accounting Policies

     Basis of Presentation and Consolidation
     ---------------------------------------

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of PXRE Group Ltd. (the "Company" or collectively with its various subsidiaries, "PXRE") and its subsidiaries, including PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe"), PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III and PXRE Limited. All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

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

     Share-Based Compensation
     ------------------------

         At September 30, 2003, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No share-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation to share-based employee compensation.

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


                                                                    Three Months Ended       Nine Months Ended
($000's, except per share data)                                        September 30,            September 30,
                                                                   --------------------    --------------------
                                                                      2003        2002        2003       2002
                                                                   --------    --------    --------    --------
Net income before convertible preferred share dividends:
   As reported                                                     $ 23,724    $ 11,009    $ 68,809    $ 48,285
   Deduct:
     Total share-based compensation expense
     determined under fair value based method for
     all awards, net of related tax effects                            (406)       (489)     (2,251)     (1,705)
                                                                   --------    --------    --------    --------
   Pro-forma                                                       $ 23,318    $ 10,520    $ 66,558    $ 46,580
                                                                   ========    ========    ========    ========
Basic income per share:
   As reported                                                     $   1.71    $   0.67    $   4.95    $   3.59
   Pro-forma                                                       $   1.68    $   0.63    $   4.76    $   3.45
Diluted income per share:
   As reported                                                     $   1.01    $   0.50    $   2.97    $   2.59
   Pro-forma                                                       $   0.99    $   0.48    $   2.87    $   2.50

     Debt and Equity Classification
     ------------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances). PXRE adopted this statement during the quarter ended September 30, 2003, however due to certain parts of this statement being deferred indefinitely by the FASB, the adoption of this statement did not have any impact on PXRE's Consolidated Financial Statements, financial position or results of operations.

     Consolidation of Variable Interest Entities
     -------------------------------------------

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all "variable interest entities" ("VIE") by the "primary beneficiary," as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. However, on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities", which deferred the effective date until the first interim or annual period ending after December 15, 2003, which for the Company would be the quarter ended December 31, 2003. The adoption of this statement is not expected to have any effect on PXRE's financial position or results of operations.

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

2. Reinsurance

         PXRE from time to time purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has many reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In addition, primarily related to our exposure assumed on per-risk treaties, we purchase clash reinsurance protection which allows us to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims. The effects of such retrocessional coverage on premiums written and earned are as follows:

                                              Three Months Ended                        Nine Months Ended
                                               September 30,           Increase           September 30,          Increase
                                         --------------------------   (Decrease)   --------------------------   (Decrease)
($000's)                                     2003          2002           %           2003           2002           %
                                         ----------      ---------     --------    ---------       --------      --------
Premiums written
Gross premiums written                   $  95,275       $ 120,734                 $ 274,123       $ 287,881
Ceded premiums written                     (25,233)        (53,925)                  (52,692)        (96,688)
                                         ---------       ---------                 ---------       ---------
Net premiums written                     $  70,042       $  66,809        5        $ 221,431       $ 191,193          16
                                         =========       =========                 =========       =========
Premiums earned
Gross premiums earned                    $  83,053       $  99,667                 $ 282,210       $ 243,367
Ceded premiums earned                      (13,971)        (23,926)                  (44,340)        (62,706)
                                         ---------       ---------                 ---------       ---------
Net premiums earned                      $  69,082       $  75,741       (9)       $ 237,870       $ 180,661          32
                                         =========       =========                 =========       =========

3. Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                                            Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                          ----------------------      ----------------------
(000's, except per share data)                                              2003          2002          2003          2002
                                                                          --------      --------      --------      --------
Net income available to common shareholders:
   Income before convertible preferred share dividends                    $ 23,724      $ 11,009      $ 68,809      $ 48,285
   Convertible preferred share dividends                                    (3,310)       (3,058)       (9,737)       (5,958)
                                                                          --------      --------      --------      --------
   Net income available to common shareholders                            $ 20,414      $  7,951      $ 59,072      $ 42,327
                                                                          ========      ========      ========      ========

Weighted average common shares outstanding:
   Weighted average common share outstanding                                11,925        11,817        11,931        11,778
   Equivalent shares underlying options                                        162           337           239           325
   Equivalent number of restricted shares                                       76           141           113           132
   Equivalent number of convertible preferred shares                        11,420         9,842        10,918         6,395
                                                                          --------      --------      --------      --------
   Weighted average common equivalent shares (diluted)                      23,583        22,137        23,201        18,630
                                                                          ========      ========      ========      ========
Per share amounts:
   Basic:
   Net income before convertible preferred share dividends                $   1.99      $   0.93      $   5.77      $   4.10
   Convertible preferred share dividends                                     (0.28)        (0.26)        (0.82)        (0.51)
                                                                          --------      --------      --------      --------
   Net income available to common shareholders                            $   1.71      $   0.67      $   4.95      $   3.59
                                                                          ========      ========      ========      ========
   Diluted:
   Net income                                                             $   1.01      $   0.50      $   2.97      $   2.59
                                                                          ========      ========      ========      ========

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

5. Shareholders' Equity

         On April 4, 2002, the Company issued $150.0 million of additional capital comprised of 15,000 convertible voting preferred shares in a private placement not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred share investment occurred pursuant to a share purchase agreement, dated as of December 10, 2001, between the Company and certain investors. On February 12, 2002, the shareholders approved the sale and issuance of three series of convertible preferred shares pursuant to the share purchase agreement, including 7,500 Series A convertible preferred shares, 5,000 Series B convertible preferred shares, and 2,500 Series C convertible preferred shares. Proceeds before the offering of the convertible preferred shares, net of offering expenses of $9.1 million, amounted to $140.9 million.

         The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. The shareholders also voted to approve the division of 20 million of PXRE's 50 million authorized common shares into three new classes of convertible common shares including 10 million Class A convertible voting common shares, 6,666.667 Class B convertible voting common shares, and 3,333.333 Class C convertible voting common shares. No convertible voting common shares of any class are currently outstanding.

         Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of September 30, 2003, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $20.1 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $14.34. Two-thirds of the convertible preferred shares mandatorily convert by April 4, 2005, and the balance by April 4, 2008. Convertible preferred shares vote on a fully converted basis on all matters brought before the shareholders other than the election of directors. As of September 30, 2003, 16,881 convertible preferred shares were issued and outstanding.

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

6. Segment Information

         PXRE operates in four reportable property and casualty reinsurance segments - catastrophe and risk excess, finite business, other lines and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business. Businesses that were not renewed in 2002 are reported as exited lines. In addition, PXRE operates in two geographic segments - North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

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

         The following tables summarize the net premiums written and earned by PXRE's business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable:

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


   Net Premiums Written
                                        Three Months Ended September 30,                   Nine Months Ended September 30,
                                -----------------------------------------------   ------------------------------------------------
   ($000's)                              2003                     2002                      2003                     2002
                                ---------------------    ----------------------   ----------------------    ----------------------
                                  Amount      Percent       Amount      Percent     Amount       Percent       Amount      Percent
                                ----------    -------    ----------     -------   ----------     -------    ----------     -------
   Catastrophe and Risk Excess
      North American            $   18,116               $   17,050               $   48,762                $   39,080
      International                 69,834                   51,110                  185,799                   126,714
      Excess of Loss
        Cessions                   (17,443)                 (18,730)                 (26,011)                  (29,634)
                                ----------               ----------               ----------                ----------
                                    70,507      101%         49,430        74%       208,550       94%         136,160        71%
                                ----------               ----------               ----------                ----------
   Finite Business
      North American                (2,091)                  12,754                    3,315                    42,446
      International                      -                        -                        -                         -
                                ----------               ----------               ----------                ----------
                                    (2,091)      (3)         12,754        19          3,315        2           42,446        22
                                ----------               ----------               ----------                ----------
   Other Lines
      North American                 2,321                    3,214                    6,407                     6,014
      International                     36                        4                       35                        45
                                ----------               ----------               ----------                ----------
                                     2,357        3           3,218         5          6,442        3            6,059         3
                                ----------               ----------               ----------                ----------
   Exited Lines
      North American                    68                     (224)                     973                     8,090
      International                   (799)                   1,631                    2,151                    (1,562)
                                ----------               ----------               ----------                ----------
                                      (731)      (1)          1,407         2          3,124        1            6,528         4
                                ----------      ---      ----------       ---     ----------      ---       ----------       ---
        Total                   $   70,042      100%     $   66,809       100%    $  221,431      100%      $  191,193       100%
                                ==========      ===      ==========       ===     ==========      ===       ==========       ===


PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------


   Net Premiums Earned
                                        Three Months Ended September 30,                   Nine Months Ended September 30,
                                -----------------------------------------------   ------------------------------------------------
   ($000's)                              2003                     2002                      2003                     2002
                                ---------------------    ----------------------   ----------------------    ----------------------
                                  Amount      Percent       Amount      Percent     Amount       Percent       Amount      Percent
                                ----------    -------    ----------     -------   ----------     -------    ----------     -------
Catastrophe and Risk Excess
   North American                $   15,037                $   14,639                $   46,766                $   35,951
   International                     54,322                    39,999                   161,579                   104,896
   Excess of Loss
     Cessions                        (7,365)                   (6,774)                  (20,010)                  (17,677)
                                 ----------                ----------                ----------                ----------
                                     61,994       90%          47,864       63%         188,335       79%         123,170       68%
                                 ----------                ----------                ----------                ----------
Finite Business
   North American                     5,192                    18,024                    39,406                    26,338
   International                          -                         -                         -                         -
                                 ----------                ----------                ----------                ----------
                                      5,192        8           18,024       24           39,406       16           26,338       15
                                 ----------                ----------                ----------                ----------
Other Lines
   North American                     2,372                     2,031                     6,319                     5,756
   International                         36                         4                        35                       106
                                 ----------                ----------                ----------                ----------
                                      2,408        3            2,035        3            6,354        3            5,862        3
                                 ----------                ----------                ----------                ----------
Exited Lines
   North American                       416                     5,419                     1,947                    17,471
   International                       (928)                    2,399                     1,828                     7,820
                                 ----------                ----------                ----------                ----------
                                       (512)      (1)           7,818       10            3,775        2           25,291       14
                                 ----------      ---       ----------      ---       ----------      ---       ----------      ---
     Total                       $   69,082      100%      $   75,741      100%      $  237,870      100%      $  180,661      100%
                                 ==========      ===       ==========      ===       ==========      ===       ==========      ===

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         The following table summarizes the underwriting income (loss) by segment. The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable:


Underwriting Income (Loss)
                                         Three Months Ended September 30,                   Nine Months Ended September 30,
                                 -----------------------------------------------   ------------------------------------------------
   ($000's)                               2003                     2002                      2003                     2002
                                 ---------------------    ----------------------   ----------------------    ----------------------
                                   Amount      Percent       Amount      Percent     Amount       Percent       Amount      Percent
                                 ----------    -------    ----------     -------   ----------     -------    ----------     -------
Catastrophe and Risk Excess
   North American                $   13,292               $    9,810               $   29,960                $   31,944
   International                     37,484                   14,790                  108,748                    56,358
   Excess of Loss
     Cessions                        (6,562)                  (4,652)                 (22,604)                   (9,055)
                                 ----------               ----------               ----------                ----------
                                     44,214      144%         19,948      139%        116,104       133%         79,247       117%
                                 ----------               ----------               ----------                ----------
Finite Business
   North American                    (1,258)                     469                   (5,987)                    2,635
   International                          -                        -                        -                         -
                                 ----------               ----------               ----------                ----------
                                     (1,258)      (4)            469        3          (5,987)       (7)          2,635         4
                                 ----------               ----------               ----------                ----------
Other Lines
   North American                     1,647                       70                    2,121                     2,329
   International                        (34)                    (123)                      95                       119
                                 ----------               ----------               ----------                ----------
                                      1,613        5             (53)       -           2,216         2           2,448         4
                                 ----------               ----------               ----------                ----------
Exited Lines
   North American                   (11,257)                  (5,247)                 (19,870)                  (14,043)
   International                     (2,563)                    (803)                  (4,994)                   (2,538)
                                 ----------               ----------               ----------                ----------
                                    (13,820)     (45)         (6,050)     (42)        (24,864)      (28)        (16,581)      (25)
                                 ----------      ---      ----------      ---      ----------       ---      ----------       ---
     Total                       $   30,749      100%     $   14,314      100%     $   87,469       100%     $   67,749       100%
                                 ==========      ===      ==========      ===      ==========       ===      ==========       ===


PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         The following table reconciles the net underwriting income for the operating segments to income before income taxes as reported in the Consolidated Statements of Income and Comprehensive Income:


($000's)                                                  Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                        ---------------------     ----------------------
                                                           2003         2002         2003         2002
                                                        --------     --------     --------     --------
Net underwriting income                                 $ 30,749     $ 14,314     $ 87,469     $ 67,749
Net investment income                                      5,994        5,011       20,026       17,543
Net realized investment gains                                502        4,782          611        5,785
Interest expense                                               -         (698)      (2,504)      (2,197)
Minority interest in consolidated subsidiaries            (2,817)      (2,127)      (7,350)      (6,550)
Other operating expenses                                 (10,573)      (6,696)     (29,586)     (21,790)
Unrealized foreign exchange gains on
   losses incurred                                           876          616        3,052          194
Other                                                          -          (14)         (22)         (74)
                                                        --------     --------     --------     --------
Income before income taxes                              $ 24,731     $ 15,188     $ 71,696     $ 60,660
                                                        ========     ========     ========     ========

7. Minority Interest in Consolidated Subsidiaries

         The minority interest in consolidated subsidiaries comprises Company obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely a Company-guaranteed related subordinated debt as follows:


($000's)                                                               September 30,   December 31,
                                                                            2003           2002
                                                                       -------------   -------------
$94.8 million 8.85% fixed rate TRUPS(sm) due February 1, 2027           $  94,339        $ 94,335
$17.5 million 7.35% fixed/floating rate I-PreTS(sm) due May 15, 2033       17,500               -
$15.0 million 9.75% fixed rate InCapS(sm) due May 23, 2033                 15,000               -
                                                                        ---------        --------
                                                                        $ 126,839        $ 94,335
                                                                        =========        ========

         The 8.85% fixed rate capital trust pass-through securities pay interest semi-annually and are redeemable by PXRE from February 1, 2007 at 104.180% declining to 100.418% at February 1, 2016, and at par thereafter. The 7.35% fixed/floating rate capital trust pass-through securities initially pay interest quarterly at a fixed rate of 7.35% for 5 years and then at a floating rate of LIBOR + 4.1% reset quarterly thereafter, and are redeemable by PXRE at par on or after May 15, 2008. The 9.75% fixed rate capital trust pass-through securities pay interest quarterly and are redeemable by PXRE from May 23, 2008 at 104.875% declining to 100.975% at May 23, 2013, and at par thereafter. PXRE has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

8. Contingencies

         In April 2000, PXRE Reinsurance entered into an aggregate excess of loss retrocessional reinsurance agreement with a U.S. based cedent. In the agreement, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of the cedent, which had been divested. Pursuant to this excess of loss retrocessional agreement, PXRE Reinsurance agreed to indemnify the cedent for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million. The latest loss reports related to the agreement provided by the cedent forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to PXRE.

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

         In June 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the agreement. As a result of this audit, management identified problems and believes that the cedent breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United Stated District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of September 30, 2003, we have recorded $34.0 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.4 million on an after-tax basis.

         On October 6, 2003, the United States Court of Appeals for the Third Circuit affirmed a $9.8 million judgment awarded in June 2002 after a jury trial of its dispute against Terra Nova Insurance Company Limited ("Terra Nova"). The dispute concerned PXRE's claims under two insurance policies that had been issued by an agent of Terra Nova. Terra Nova paid the full amount of the judgment on October 16, 2003. PXRE had previously recorded this amount as a receivable and as a result there was no income statement impact.

9. Subsequent Events

         Subsequent to September 30, 2003, two Delaware statutory trusts controlled by PXRE, PXRE Capital Statutory Trust V and PXRE Capital Statutory Trust VI, separately entered into agreements to sell, in private transactions, $20.0 million and $10.0 million principal amounts, respectively, of 30-year fixed/floating rate deferrable interest capital securities based on an equal principal amount of the Company's fixed/floating rate capital trust pass-through securities. These issues closed on October 29, 2003 and November 6, 2003, respectively, and have maturity dates of October 29, 2033 and November 6, 2033, respectively. The capital trust pass-through securities pay interest at an initial rate of 7.7% and 7.58%, respectively. The Company intends to use the net proceeds of the sales to provide additional capital to PXRE Bermuda.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Unless the context otherwise requires, references in this Form 10-Q to the "Company" refer to PXRE Group Ltd. a Bermuda holding company, while "PXRE", "we", "us" and "our" include PXRE Group Ltd. and its subsidiaries, which principally include PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe"), PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III and PXRE Limited. References to GAAP refer to accounting principles generally accepted in the United States ("GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

         The following is a discussion and analysis of PXRE's results of operations for the three and nine months ended September 30, 2003 compared with the three and nine months ended September 30, 2002, and also a discussion of our financial condition as of September 30, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE's Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K"), including the audited consolidated financial statements and notes thereto and the discussion of Certain Risks and Uncertainties (including the discussion of Critical Accounting Policies) contained in the 10-K.

Overview

         PXRE Group Ltd. is an insurance holding company domiciled in Bermuda. We provide reinsurance products and services to a worldwide marketplace through subsidiary operations in the United States, Europe, Bermuda and Barbados. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage to a worldwide group of clients. Of the client groups that we service as of September 30, 2003, primary insurers comprise approximately 78% and reinsurance companies comprise approximately 22%, based solely on the number of client groups in each category.

         Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. Substantially all of our property catastrophe reinsurance products have been, and will continue to be, offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay our clients' claims until their claims exceed a certain specified amount and our obligation to pay those claims is limited to a specified aggregate amount.

         We also offer our clients property per-risk, marine and aerospace reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property per-risk, marine and aerospace business is also written on an excess-of-loss basis with aggregate limits on our exposure to losses.

         For the nine months ended September 30, 2003 and the year ended December 31, 2002 our catastrophe and risk excess segment produced net premiums written of $208.6 million and $176.0 million, respectively. For the same time periods the loss ratios in this segment were 26.7% and 30.0%, respectively.

         To a lesser extent and on an opportunistic basis, we also provide our clients with finite reinsurance products. Finite reinsurance contracts are highly customized for each transaction. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients may share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than is expected, our finite clients may participate in this negative outcome through, for example, increased premiums or reductions in profit commissions. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us affect the profitability of the contract and the magnitude of any premium or commission adjustments.

         Recent events, including losses associated with the events of September 11, 2001, recognized reserve deficiencies, poor investment performance and the exit of key insurance industry players, have decreased the capital available to the insurance industry. This has resulted in considerable increases in pricing in conjunction with improved terms and conditions for the industry. Importantly, this has impacted our markets and has created attractive opportunities for us to deploy our capital. As a direct result, we experienced significant rate increases of 20% to 100% in our core property catastrophe, risk excess and marine and aerospace lines for the year ended December 31, 2002. Net earned premiums for the nine months ended September 30, 2003 increased 32% to $237.9 million from $180.7 million for the corresponding period of 2002. Net earned premiums for the year ended December 31, 2002 increased 66% to $269.4 million from $162.1 million for 2001. The GAAP combined ratio for the nine months ended September 30, 2003 was 74.4% and 74.5% for the corresponding period of 2002 reflecting the above mentioned price increases and improved loss experience since September 11, 2001. The GAAP combined ratio was 77.7% for the year ended December 31, 2002 compared with 127.0% for 2001.

Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the "SEC"), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend," "believe," "anticipate," or "expects" or variations of such words or similar expressions are based on current expectations and are subject to risks and uncertainties. In light of the risks and uncertainties inherent in all future projections, these forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

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

     (iii) the lowering or loss of one or more of our subsidiaries' financial strength or claims paying ratings;

     (iv) changes in the demand for reinsurance, including changes in the amount of risk that our clients elect to maintain for their own account;

     (v) adverse development on loss reserves related to business written in current and prior years;

     (vi) lower than estimated retrocessional recoveries on paid and unpaid losses, including the effects of losses due to a decline in the creditworthiness of our retrocessionaires;

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

     (xi) contention by the United States Internal Revenue Service that we or our offshore subsidiaries are subject to U.S. taxation; and

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

Comparison of Third Quarter Results for 2003 with 2002

         For the quarter ended September 30, 2003, net income before convertible preferred share dividends was $23.7 million compared to net income of $11.0 million for the comparable period of 2002. The net income per diluted common share was $1.01 for the third quarter of 2003 compared to a net income per diluted share of $0.50 for the third quarter of 2002, based on diluted average shares outstanding of approximately 23.6 million in the third quarter of 2003 and 22.1 million in the third quarter of 2002.

Premiums

         Gross and net premiums written for the third quarter of 2003 and 2002 were as follows:


($000's)                                   Three Months Ended
                                              September 30,
                                     --------------------------  % Increase
                                         2003           2002     (Decrease)
                                     ----------     ----------   ----------
Gross premiums written               $   95,275     $  120,734      (21)
Ceded premiums written                  (25,233)       (53,925)     (53)
                                     ----------     ----------
Net premiums written                 $   70,042     $   66,809        5
                                     ==========     ==========


         Gross premiums written for the third quarter of 2003 decreased 21% to $95.3 million from $120.7 million in the third quarter of 2002. This decrease is primarily due to a decrease in our finite segment of $39.5 million, or 106%, compared to the corresponding period of 2002. This business is currently focused on a limited group of cedents and on policies that do not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. As a result, finite premiums are expected to be less than in prior periods. Offsetting the decrease in finite gross premiums written was an increase in the catastrophe and risk excess segment of $18.7 million, or 24%, compared to the corresponding period of 2002. This increase is attributable to improved pricing, increased participation with long-standing clients and increased amounts of new business for this segment.

         Ceded premiums written decreased by 53% to $25.2 million for the third quarter of 2003 compared to $53.9 million for the third quarter of 2002, primarily as a result of a $24.6 million decrease in finite business ceded and the timing of ceded excess deposits.

         Net premiums written for the third quarter of 2003 increased 5% to $70.0 million from $66.8 million in the third quarter of 2002. Net premiums written increased in our core catastrophe and risk excess segment by $21.1 million, or 43%, as compared to the corresponding prior-year period due to the same factors that caused the increase in gross written premiums for this segment as explained above. Net premiums written in the exited lines segment decreased $2.1 million, or 152%, compared to the corresponding period of 2002. Since we have decided to re-focus on our core catastrophe and risk excess segment and have ceased writing the businesses we have classified as exited lines, we do not expect to report material premiums written and earned in the exited lines segment during 2003 and 2004. On a net premiums written basis, the finite segment decreased $14.8 million, or 116%, during the third quarter of 2003 versus the prior-year comparable quarter due to the same factors that caused the decrease in gross premiums written as explained above.

         Gross and net premiums earned for the third quarter of 2003 and 2002 were as follows:

($000's)                                   Three Months Ended
                                              September 30,
                                     --------------------------  % Increase
                                         2003           2002     (Decrease)
                                     ----------     ----------   ----------
Gross premiums earned                $  83,053      $  99,667        (17)
Ceded premiums earned                  (13,971)       (23,926)       (42)
                                     ---------      ---------
Net premiums earned                  $  69,082      $  75,741         (9)
                                     =========      =========


         Gross premiums earned for the third quarter of 2003 decreased 17% to $83.1 million from $99.7 million in the third quarter of 2002. This decrease is primarily due to decreases in our finite segment of $20.5 million, or 80%, and our exited lines segment of $9.5 million, or 111%, both compared to the corresponding period of 2002. Offsetting the decrease in finite and exited lines was an increase in the gross premiums earned in the catastrophe and risk excess segment of $13.3 million, or 21%, compared to the corresponding period of 2002. The changes in all of these segments are due to the same factors as those discussed above in gross and net premium written.

         Ceded premiums earned decreased by 42% to $14.0 million for the third quarter of 2003 compared to $23.9 million for the third quarter of 2002, primarily as a result of a $7.6 million decrease in finite business ceded.

         Net premiums earned for the third quarter of 2003 decreased 9% to $69.1 million from $75.7 million for the corresponding period of 2002. Net premiums earned in the catastrophe and risk excess segment increased $14.1 million, or 30%, and net premiums earned in the finite segment decreased $12.8 million, or 71%, for the third quarter of 2003 as compared to the corresponding prior-year period. Net premiums earned in the exited lines segment decreased $8.3 million, or 107%, for the third quarter of 2003 as compared to the third quarter of 2002. The changes in all of these segments are due to the same factors as those discussed above in gross and net premiums written.

         A summary of our net premiums written and earned by business segment for the three months ended September 30, 2003 and 2002 is included in Note 6 to the Consolidated Financial Statements.

Fee Income

         Fee income was $1.1 million for the three months ended September 30, 2003 compared to $0.9 million for the three months ended September 30, 2002. This income is comprised primarily of override commissions on quota share reinsurance cessions as well as fees earned from certain finite contracts accounted for as deposits.

Ratios

         The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio (including the commission and brokerage ratio, net of fee income, if any, and the operating expense ratio) and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (including commission and brokerage, net of fee income, if any, and the operating expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on underwriting results. The ratios discussed below have been calculated on a GAAP basis.

         The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended September 30, 2003 and 2002, respectively:

                                                   Three Months Ended
(%)                                                      September 30,
                                                  -----------------------
                                                  2003               2002
                                                  ----               ----
Loss ratio                                        51.2               63.7
Expense ratio                                     18.3               25.4
                                                  ----               ----
Combined ratio                                    69.5               89.1
                                                  ====               ====

Catastrophe and Risk Excess loss ratio            19.3               52.0
                                                  ====               ====

Losses and Loss Expenses

         Losses incurred amounted to $35.4 million in the third quarter of 2003 compared to $48.3 million in the third quarter of 2002. Our loss ratio was 51.2% for the third quarter of 2003 compared to 63.7% for the comparable prior-year period. While the number of catastrophes that occurred during the third quarter was greater than normal, the relatively low severity of the events resulted in a lower level of losses during the third quarter of 2003 compared to the prior period. As a result, the loss ratio in the core catastrophe and risk excess segment decreased to 19.3% for the quarter from 52% for the comparable prior year period.

         During the third quarter of 2003, we experienced net adverse development of $10.0 million for prior-year losses and loss expenses, due primarily to $10.1 million of adverse development on our exited direct casualty reinsurance operations. The loss ratio for the comparable period of 2002 was affected by the 2002 European flood losses of $15.7 million and by net adverse development of $5.6 million for prior-year loss and loss expenses primarily arising from adverse development on our exited direct casualty reinsurance operations and the Toulouse fertilizer plant loss.

Underwriting Expenses

         The expense ratio was 18.3% for the third quarter of 2003 compared to 25.4% during the comparable year-earlier period. The decrease was primarily due to a finite contract in which an increase in assumed losses was offset by a reduction in ceding commissions. The commission and brokerage ratio, net of fee income, was 3.0% for the third quarter of 2003 compared with 16.6% for the third quarter of 2002. Excluding the finite segment, the commission and brokerage ratio, net of fee income, was 9.7% for the third quarter of 2003 compared to 9.1% in the comparable year-earlier period. The operating expense ratio was 15.3% for the three months ended September 30, 2003 compared with 8.8% for the comparable period of 2002. Other operating expenses increased 58% to $10.6 million for the three months ended September 30, 2003 from $6.7 million in the comparable period of 2002. This increase is largely due to $0.7 million of expenses associated with hiring new underwriters and relocating other underwriters to our Bermuda office, $0.5 million of additional variable compensation expenses and a $1.6 million change in net realized foreign exchange.

Interest Expense

         Interest expense, other than minority interest expense in consolidated subsidiaries, decreased from $0.7 million to zero due to the repayment of the remaining balance of $10.0 million under a bank credit facility on May 16, 2003. PXRE incurred minority interest expense of $2.8 million during the three-month period ended September 30, 2003 on its capital trust pass-through securities (see "Liquidity and Capital Resources" below for a full description of the capital trust pass-through securities). In the corresponding prior period, PXRE only incurred $2.1 million of minority interest expense on its capital trust pass-through securities. Minority interest expense on the capital trust pass-through securities increased because $32.5 million of additional capital trust pass-through securities were issued during the quarter ended June 30, 2003.

Net Investment Income

         Net investment income for the third quarter of 2003 increased 20% to $6.0 million from $5.0 million in the third quarter of 2002 primarily as a result of a $1.9 million increase in income from hedge funds as well as an increase in the average invested balance due to cash flows from operations. Investment income related to our hedge fund portfolio increased to $2.4 million in the third quarter of 2003 from $0.5 million in the third quarter of 2002. Investment in hedge funds produced a return of 2.1% for the third quarter of 2003 compared with 0.5% in the comparable prior-year period. Offsetting these increases was a decrease in the book yield of fixed maturity and short-term investment portfolios to 3.5% during the third quarter of 2003 from 5.0% during the comparable prior-year period.

         Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $26.0 million and $25.6 million as of September 30, 2003 and 2002, respectively, for which we have recognized $0.4 million of investment income for each of the three-month periods ended September 30, 2003 and 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $123.0 million and $135.1 million due to reinsurers as of September 30, 2003 and 2002, respectively, for which we recognized a charge to investment income of $2.2 million and $2.9 million for the third quarter of 2003 and 2002, respectively. On a net basis, this reduction to investment income was $0.8 million and $1.1 million for the quarters ended September 30, 2003 and 2002, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 6.8% and 7.8% for the quarters ended September 30, 2003 and 2002, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be six years as of September 30, 2003 on a weighted average basis.

Net Realized Investment Gains

         Net realized investment gains for the third quarter of 2003 were $0.5 million compared to $4.8 million in the third quarter of 2002. Included in net realized investment gains for the third quarter of 2003 is a $0.2 million other than temporary write-down of a non-agency mortgage-backed security. Included in the net realized investment gains for the third quarter of 2002 were gains realized on the shortening of the average maturity of securities in our investment portfolio.

Income Taxes

         PXRE recognized a tax expense of $1.0 million in the third quarter of 2003 compared to a tax expense of $4.2 million in the comparable prior-year period. The tax expense in the third quarter of 2003 differed from the U.S. statutory rate primarily due to the increase in reinsurance business written in Bermuda as a percentage of our total amount written and a decrease in the reinsurance business written in the United States.

Comparison of Year-to-Date Results for 2003 and 2002

         For the nine months ended September 30, 2003, net income before convertible preferred share dividends was $68.8 million compared to net income of $48.3 million for the comparable period of 2002. The net income per diluted common share was $2.97 for the nine-month period ended September 30, 2003 compared to a net income per diluted common share of $2.59 for the corresponding prior-year period, based on diluted average shares outstanding of approximately
23.2 million in the nine-month period ended September 30, 2003 and 18.6 million in the corresponding prior-year period.

Premiums

         Gross and net premiums written for the nine-month period ended September 30, 2003 and 2002 were as follows:

($000's)                                   Nine Months Ended
                                              September 30,
                                     --------------------------  % Increase
                                         2003           2002     (Decrease)
                                     ----------     ----------   ----------
Gross premiums written               $ 274,123      $ 287,881        (5)
Ceded premiums written                 (52,692)       (96,688)      (46)
                                     ---------      ---------
Net premiums written                 $ 221,431      $ 191,193        16
                                     =========      =========

         Gross premiums written for the nine-month period ended September 30, 2003 decreased 5% to $274.1 million from $287.9 million in the corresponding prior-year period. The decrease in gross premiums written is primarily due to a decrease in our finite segment of $78.6 million, or 97%, compared to the corresponding period of 2002. This business is currently focused on a limited group of cedents and on policies that do not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. As a result, finite premiums are expected to be less than in prior periods. Offsetting the decrease in finite gross premiums written was an increase in the catastrophe and risk excess segment of $66.9 million, or 35%, compared to the corresponding period of 2002. This increase is attributable to improved pricing, increased participation with long-standing clients and increased amounts of new business.

         Ceded premiums written decreased by 46% to $52.7 million for the nine-month period ended September 30, 2003 compared to $96.7 million for the corresponding prior-year period, primarily as a result of a $39.5 million decrease in finite business ceded and cessions on the per-risk portion of the catastrophe and risk excess segment.

         Net premiums written for the nine-month period ended September 30, 2003 increased 16% to $221.4 million from $191.2 million in the corresponding prior-year period. Net premiums written increased in our core catastrophe and risk excess segment by $72.4 million, or 53%, for the nine-month period ended September 30, 2003 as compared to the corresponding prior-year period. Net premiums written in the finite segment decreased $39.1 million, or 92%, during the nine-month period ended September 30, 2003 versus the prior-year comparable period. The changes in these segments are due to the same factors as those discussed above in gross premiums written. Net premiums written in the exited lines segment decreased $3.4 million during the nine-month period ended September 30, 2003 compared to the corresponding prior-year period. Since we have decided to re-focus on our core catastrophe and risk excess segment and have ceased writing the businesses we have classified as exited lines, we do not expect to report material premiums written and earned in the exited lines segment during 2003 and 2004.

         Gross and net premiums earned for the nine-month period ended September 30, 2003 and 2002 were as follows:

                                         Nine Months Ended
($000's)                                     September 30,
                                     --------------------------  % Increase
                                         2003           2002     (Decrease)
                                     ----------     ----------   ----------
Gross premiums earned                $ 282,210      $ 243,367           16
Ceded premiums earned                  (44,340)       (62,706)         (29)
                                     ---------      ---------    ---------
Net premiums earned                  $ 237,870      $ 180,661           32
                                     =========      =========    =========

         Gross premiums earned for the nine-month period ended September 30, 2003 increased 16% to $282.2 million from $243.4 million in the corresponding prior-year period. This increase is due to an increase in the catastrophe and risk segment of $65.2 million, or 39%, compared to the corresponding period of 2002. Offsetting this increase was a decrease in our exited lines of $22.8 million, or 83%, compared to the corresponding period of 2002. The changes in these segments are due to the same factors as discussed above in gross and net premiums written.

         Ceded premiums earned decreased by 29% to $44.3 million for the nine-month period ended September 30, 2003 compared to $62.7 million for the corresponding prior-year period, primarily as a result of a $14.5 million decrease in finite business ceded.

         Net premiums earned in the nine-month period ended September 30, 2003 increased 32% to $237.9 million from $180.7 million for the corresponding prior-year period. Net premiums earned in the catastrophe and risk excess segment increased $65.2 million, or 53%, while the net premiums earned in the finite segment increased $13.1 million, or 50%, for the nine-month period ended September 30, 2003 compared to the corresponding prior-year period. The increase in the finite segment's net premiums earned relates to the run-off of a transaction entered into in 2002. Net premiums earned in the exited lines segment experienced a decline of $21.5 million, or 85%, for the nine-month period ended September 30, 2003 as compared to the corresponding prior-year period. The changes in net premiums earned for the catastrophe and risk excess segment and the exited lines segment are due to the same factors as discussed above in gross premiums written.

         A summary of our net premiums written and earned by business segment for the first nine months of 2003 and 2002 is included in Note 6 to the Consolidated Financial Statements.

Fee Income

         Fee income was $3.5 million for the nine months ended September 30, 2003 compared to $2.8 million for the nine months ended September 30, 2002. This income is comprised primarily of override commissions on quota share reinsurance cessions as well as fees earned from certain finite contracts accounted for as deposits.

Ratios

         The following table summarizes the loss ratio, expense ratio and combined ratio for the nine months ended September 30, 2003 and 2002, respectively:

(%)                                     Nine Months Ended September 30,
---                                     -------------------------------
                                           2003                2002
                                        ----------          -----------
Loss ratio                                 47.5                46.7
Expense ratio                              26.9                27.8
                                           ----                ----
Combined ratio                             74.4                74.5
                                           ====                ====

Catastrophe and Risk Excess loss ratio     26.7                29.0
                                           ====                ====

Losses and Loss Expenses

         Losses incurred for the nine months ended September 30, 2003 amounted to $113.0 million compared to $84.4 million in the comparable prior-year period. Our loss ratio was 47.5% for the nine-month period ended September 30, 2003 compared to 46.7% for the corresponding prior-year period.

         During the nine-month period ended September 30, 2003, we experienced net adverse development of $41.2 million for prior-year losses and loss expenses, primarily due to $19.7 million on our exited direct casualty reinsurance operations, $9.1 million adverse development from aerospace claims primarily arising from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $6.0 million of development from finite contracts. The loss ratio for the comparable period of 2002 was affected by the 2002 European flood losses of $15.7 and by net adverse development of $20.4 million for prior-year loss and loss expenses mainly due to $12.0 million of adverse development on our exited direct casualty reinsurance operations.

Underwriting Expenses

         The expense ratio was 26.9% for the nine-month period ended September 30, 2003 compared to 27.8% during the corresponding prior-year period. The decrease was primarily due to reduced commissions associated with assumed finite contracts and exited lines business, offset, in part, by a fee on the commutation of the P-1 Re Ltd. reinsurance agreement. The commission and brokerage ratio, net of fee income, was 14.4% for the nine-month period ended September 30, 2003 compared with 15.7% for the corresponding prior-year period. During the nine-month period ended September 30, 2003, we incurred $4.0 million of structuring fees related to the P-1 Re Ltd. reinsurance agreement and the subsequent commutation thereof. The operating expense ratio was 12.4% for the nine months ended September 30, 2003 compared with 12.1% for the comparable period of 2002. Other operating expenses increased 36% to $29.6 million for the nine months ended September 30, 2003 from $21.8 million in the comparable period of 2002. This increase is largely due to $2.4 million of expenses associated with hiring new underwriters and relocating other underwriters to our Bermuda office, various compensation costs of $1.2 million relating to the retirement of the Company's former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role, $1.2 million of additional variable compensation expenses, a $1.2 million change in net realized foreign exchange and a $0.4 million increase in our director and officer liability insurance.

Interest Expense

         Interest expense, other than minority interest expense in consolidated subsidiaries, increased to $2.5 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. Following the repayments of $20.0 million on March 31, 2003 and the remaining $10.0 million on May 16, 2003 under a bank credit facility, an interest rate swap previously accounted for as a cash flow hedge was no longer effective. Consequently $1.1 million has been charged as interest expense in the nine-month period ended September 30, 2003. This charge did not impact shareholders' equity because it was previously recorded as a component of other comprehensive income. In addition, there was an acceleration of the amortization of expenses related to this bank facility of $0.3 million during the nine-month period ended September 30, 2003. PXRE incurred minority interest expense of $7.3 million related to PXRE's capital trust pass-through securities during the nine-month period ended September 30, 2003 (see "Liquidity and Capital Resources" below for a full description of the capital trust pass-through securities). In the prior period, PXRE only incurred $6.6 million of minority interest expense on the capital trust pass-through securities. Minority interest expense on the capital trust pass-through securities increased because $32.5 million of additional capital trust pass-through securities were issued during the quarter ended June 30, 2003.

Net Investment Income

         Net investment income for the nine-month period ended September 30, 2003 increased 14% to $20.0 million from $17.5 million in the corresponding prior-year period primarily as a result of a $6.4 million increase in income from hedge funds as well as an increase in the average invested balance due to cash flows from operations. Investment income related to our hedge fund portfolio increased to $9.9 million in the nine-month period ended September 30, 2003 from $3.5 million in the corresponding prior-year period. Investment in hedge funds produced a return of 8.8% for the nine-month period ended September 30, 2003 compared with 3.5% in the corresponding prior-year period. Offsetting these increases was a decrease in the book yield of fixed maturity and short-term investment portfolios to 3.7% during the nine months ended September 30, 2003 from 4.6% during the nine months ended September 30, 2002. In addition, there were two non-recurring items during the nine-month period ended September 30, 2002; investment income of $1.5 million of judgment interest from the Terra Nova Insurance Company Limited ("Terra Nova") lawsuit (see "Liquidity") and a $3.0 million special distribution from a private limited partnership.

         Investment income for the nine-month period ended September 30, 2003 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $26.0 million and $25.6 million as of September 30, 2003 and 2002, respectively, for which we have recognized $1.3 million of investment income for each of the nine-month periods ended September 30, 2003 and 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $123.0 million and $135.1 million due to reinsurers as of September 30, 2003 and 2002, respectively, for which we recognized a charge to investment income of $6.9 million and $8.3 million for the nine-month period ended September 30, 2003 and 2002, respectively. On a net basis, this reduction to investment income was $1.8 million and $2.5 million for the nine months ended September 30, 2003 and 2002, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the period. The weighted average contractual investment return on the funds held by PXRE is 7.0% and 7.8% for the nine months ended September 30, 2003 and 2002, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be six years as of September 30, 2003 on a weighted average basis.

Net Realized Investment Gains

         Net realized investment gains for the nine-month period ended September 30, 2003 were $0.6 million compared to $5.8 million in the corresponding prior-year period. Included in the net realized investment gains for the nine-month period ended September 30, 2002 were gains of $1.2 million realized on the repurchase of $4.2 million of our capital trust pass-through securities and gains realized on shortening of the average maturity of securities in our investment portfolio.

Income Taxes

         PXRE recognized a tax expense of $2.9 million in the nine-month period ended September 30, 2003 compared to a tax expense of $12.4 million in the corresponding prior-year period. The tax expense in the nine-month period ended September 30, 2003 differed from the U.S. statutory rate primarily due to the increase in reinsurance business written in Bermuda as a percentage of our total amount written and a decrease in the reinsurance business written in the United States.

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

Estimation of Loss and Loss Expenses

         As a property catastrophe reinsurer, our estimations of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires requires us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders' equity.

         In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our own development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on industry estimates, which were approximately $1 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at December 31, 2002 for this event was $66.0 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 111%.

         In reserving for non-catastrophe losses from recent years, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes on an individual contract basis. We consider historical loss ratios for each line of business and utilize information provided by our clients and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. As experience emerges, we revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

         Excluding the extraordinary development of French Storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of shareholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

         In addition, the risk for recent underwriting years includes the increased casualty exposures assumed by us through our casualty and finite businesses. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given our limited experience in the casualty and finite businesses, we do not have established historical adverse development patterns that can be used to establish these loss liabilities. We must therefore rely on the inherently less reliable historical adverse development patterns reported by our clients and industry adverse development data in calculating our liabilities.

         During the third quarter of 2003, we experienced net adverse development of $10.0 million for prior-year loss and loss expenses, due to $10.1 million of adverse development on our exited direct casualty reinsurance operations. Offsetting this adverse development was $1.9 million of related premium offsets resulting in adverse development, net of offsets, of $8.1 million. The loss ratio for the comparable period of 2002 was affected by net adverse development of $5.6 million for prior-year loss and loss expenses mainly due to our exited direct casualty reinsurance operations and the Toulouse fertilizer plant loss.

         The $10.1 million of adverse development attributable to our exited direct casualty reinsurance operations was primarily caused by $8.2 million of general liability development, with $8.0 million of this development attributable to the 2001 and 2002 accident years. In addition to the explicit recognition of more than expected reported losses during the quarter, there was a shift to more conservative actuarial methods and higher loss ratio assumptions.

         In addition to our internal reserve review, a nationally recognized actuarial firm performed an independent third-party analysis of the general liability line of business during the quarter ended September 30, 2003. As of September 30, 2003, the loss reserves recorded by management on this business exceeded the independent actuarial firm's best estimate of liabilities for this line of business.

         Loss and loss expense liabilities as estimated by PXRE's actuaries and recorded by management in the statement of financial position as of September 30, 2003 were as follows:


($000's)                                           Gross         Net
                                                ---------    ---------
Catastrophe and Risk Excess                     $ 190,263    $  89,744
Finite Business                                   120,077       87,258
Other Lines                                         6,827        5,441
Exited Lines                                      120,143      108,334
                                                ---------    ---------
Total                                           $ 437,310    $ 290,777
                                                =========    =========

         The low and high ends of a range of reasonable net loss reserves for our exited lines segment is $12.0 million below, and $12.9 million above, the $108.3 million best estimate displayed in the table above. The low and high ends of a range of reasonable net loss reserves for our catastrophe and risk excess segment are $14.0 million below and $15.5 million above the $89.7 million best estimate displayed above. The low and high ends of a range of reasonable net loss reserves for our finite segment are $16.4 million below and $19.1 million above the $87.3 million best estimate displayed above. The low and high ends of a range of reasonable net loss reserves for our other lines segment are $0.7 million below and $0.7 million above the $5.4 million best estimate displayed above. On an overall basis, the low and high ends of a range of reasonable net loss reserves are $31.3 million below and $35.0 million above the $290.8 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the benefits of diversification when the reserve levels are considered in total.

FINANCIAL CONDITION

Capital Resources

         The Company relies primarily on dividend payments and net tax allocation payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses and income taxes, to meet its debt service obligations and to pay dividends. The payment of dividends by PXRE Reinsurance to PXRE Delaware is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of PXRE Reinsurance. Under the Connecticut insurance law, the maximum amount of dividends that PXRE Reinsurance may declare and pay, within any twelve-month period without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ending December 31 of the preceding year, all determined in accordance with SAP. In 2003, based on surplus of $457.2 million at December 31, 2002, the maximum amount of dividends that PXRE Reinsurance could pay is $45.7 million. PXRE Reinsurance paid dividends of $65.7 million in the nine months ended September 30, 2003, with regulatory approval. No additional dividends may be paid in 2003 without the prior approval of the Insurance Department of the State of Connecticut.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance law, which requires PXRE Bermuda to maintain sufficient funds to meet certain measures of solvency and liquidity. At September 30, 2003, the statutory capital and surplus of PXRE Bermuda was estimated to be $328.9 million and the amount required to be maintained was estimated to be $23.9 million. In addition, under Bermuda law, PXRE Bermuda may not reduce its total statutory capital of $70.6 million, as set forth in its statutory financial statement dated December 31, 2002, by 15% or more without the prior approval of Bermuda's Minister of Finance.

         Under Barbados law, PXRE Barbados may only pay a dividend out of its realized profits. PXRE Barbados may not pay a dividend unless after payment of the dividend (a) it would be able to pay its liabilities as they become due, and
(b) the realizable value of its assets would be greater than the aggregate value of its liabilities, and (c) the stated capital accounts are maintained in respect of all classes of shares.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance had placed on deposit a $30.6 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224, amounting to $9.9 million at September 30, 2003, are restricted from being paid as a dividend until the run-off of our exited Lloyd's business has been completed.

Liquidity

         The primary sources of liquidity for PXRE Reinsurance and PXRE Bermuda, our principal operating subsidiaries, are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments. Premiums are typically received in advance of related claim payments.

         Financings

         In 2002, the Company issued $150.0 million in principal amount of additional capital through the issuance of 15,000 convertible voting preferred shares. Two-thirds of the preferred shares mandatorily convert by April 4, 2005, and the balance by April 4, 2008. The preferred shares, on a converted basis, constitute 49.2% of the Company's fully diluted outstanding common shares at September 30, 2003.

         On May 15, 2003, PXRE Capital Statutory Trust II, a Connecticut statutory trust and subsidiary of the Company, sold $17.5 million principal amount of capital trust pass-through securities due May 15, 2033. The securities bear interest at an initial rate of 7.35%. The Company used the net proceeds of the sale to repay the balance of $10.0 million outstanding under its credit agreement, and to provide additional capital to PXRE Bermuda.

         On May 23, 2003, PXRE Capital Trust III, a Delaware statutory trust and a subsidiary of the Company, sold $15.0 million principal amount of capital trust pass-through securities due May 23, 2033. The securities bear interest at a rate of 9.75%. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         Cash Flows

         Net cash flows provided by operations were $11.7 million in the third quarter of 2003 compared to $26.2 million in the third quarter of 2002 and were $119.1 million in the nine months ended September 30, 2003 compared to $59.5 million in the nine months ended September 30, 2002 due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         Net cash flows used by investing activities were $72.1 million in the third quarter of 2003 compared to $28.8 million in the third quarter of 2002 and were $124.3 million in the nine months ended September 30, 2003 compared to $179.6 million in the nine months ended September 30, 2002 due primarily to purchases of securities for investment partially offset by proceeds received on sale or maturity of investments.

         Currency Fluctuations

         We may be subject to gains and losses resulting from currency fluctuations because substantially all of our investments are denominated in U.S. dollars, while some of our net liability exposure is in currencies other than U.S. dollars. We hold, and expect to continue to hold, currency positions and have made, and expect to continue to make, investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations. Investments in foreign denominated securities held as part of our trading securities amount to 2.2% of our investment portfolio and, in our opinion, are sufficiently liquid for our needs.

         Share Dividends and Book Value

         Dividends to common shareholders declared in the third quarter of 2003 and 2002 were $0.7 million. The expected annual dividend based on common shares outstanding at September 30, 2003 is approximately $2.9 million. Book value per common share was $21.72 at September 30, 2003 after considering convertible preferred shares.

         Commitments and Contingencies

         As of September 30, 2003, other commitments and pledged assets include
(a) letters of credit amounting to $14.0 million which are secured by cash and securities amounting to $14.3 million, (b) securities with a par value of $9.2 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $58.7 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $1.1 million, (e) a commitment to lend up to $1.6 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, (f) a contingent liability amounting to $1.1 million under the 1992 Restated Employee Annual Incentive Bonus Plan plus interest, and
(g) commitments under the capital trust pass-through securities discussed above.

         We entered into a joint venture agreement in June 2001 with BF&M Properties Limited to form a Bermuda company, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the joint venture agreement, we agreed to lend up to $7.0 million to Barr's Bay to finance the construction of the office building of which $5.4 million has been advanced as of September 30, 2003. Such loans are secured by a first mortgage on the property.

         In April 2000, PXRE Reinsurance entered into an aggregate excess of loss retrocessional reinsurance agreement with a U.S. based cedent. In the agreement, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of the cedent, which had been divested. Pursuant to this excess of loss retrocessional agreement, PXRE Reinsurance agreed to indemnify the cedent for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million. The latest loss reports related to the agreement provided by the cedent forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to PXRE.

         In June 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the agreement. As a result of this audit, management identified problems and believes that the cedent breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United Stated District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of September 30, 2003, we have recorded $34.0 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.4 million on an after-tax basis.

         On October 6, 2003, the United States Court of Appeals for the Third Circuit affirmed a $9.8 million judgment awarded in June 2002 after a jury trial of its dispute against Terra Nova. The dispute concerned PXRE's claims under two insurance policies that had been issued by an agent of Terra Nova. Terra Nova paid the full amount of the judgment on October 16, 2003. PXRE had previously recorded this amount as a receivable and as a result there was no income statement impact.

Investments

         As of September 30, 2003, our investment portfolio, at fair value, was allocated 63.1% in fixed maturity debt instruments, 24.0% in short-term investments, 11.9% in hedge funds and 1.0% in other investments.

         The following table summarizes our investments at September 30, 2003 and December 31, 2002 at fair value:


                                                                                    Analysis of Investments
                                                                        ---------------------------------------------
                                                                           September 30, 2003     December 31, 2002
                                                                        ----------------------   --------------------
($000's, except percentages)                                              Amount       Percent   Amount       Percent
                                                                        ---------      -------  --------      -------
 Fixed maturities:
   United States treasury securities                                    $ 35,105         3.6%   $ 46,165         6.1%
   Foreign denominated securities                                         21,006         2.2      21,871         2.9
   Foreign government securities                                               -           -         315           -
   United States government sponsored agency debentures                   73,151         7.5      38,062         5.0
   United States government sponsored agency
     mortgage-backed securities                                          122,547        12.6      42,467         5.6
   Other mortgage and asset-backed securities                            143,920        14.8     143,736        19.0
   Municipal securities                                                   61,062         6.3      76,522        10.1
   Corporate securities                                                  156,343        16.1     131,611        17.3
                                                                        --------       -----    --------       -----
         Total fixed maturities                                          613,134        63.1     500,749        66.0

Short-term investments                                                   232,646        24.0     133,318        17.6
                                                                        --------       -----    --------       -----
         Total fixed maturities and short-term investments               845,780        87.1     634,067        83.6

Hedge funds                                                              115,065        11.9     113,105        14.9
Other investments                                                          9,939         1.0      11,529         1.5
                                                                        --------       -----    --------       -----

         Total investment portfolio                                     $970,784       100.0%   $758,701       100.0%
                                                                        ========       =====    ========       =====


         At September 30, 2003, 97.1% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A" (strong) or better by Moody's or S&P. Mortgage and asset-backed securities accounted for 31.5% of fixed maturities and short-term investments or 27.4% of our total investment portfolio based on fair value at September 30, 2003. The average yield on our fixed maturities and short-term investments at September 30, 2003 and 2002 was 3.0% and 3.7%, respectively.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At September 30, 2003, an after-tax unrealized gain of $5.8 million (gain of 24 cents per share, after considering convertible preferred shares) was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $232.6 million at September 30, 2003, compared to $133.3 million at December 31, 2002.

         A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At September 30, 2003, total hedge fund investments amounted to $115.1 million, representing 11.9% of the total investment portfolio. At December 31, 2002, total hedge fund investments amounted to $113.1 million, representing 14.9% of the total investment portfolio. For the nine months ended September 30, 2003, our hedge funds yielded a return of 8.8% as compared to 3.5% in the nine months ended September 30, 2002. At September 30, 2003, hedge fund investments with fair values ranging from $1.9 million to $16.2 million were administered by fifteen managers.

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

         Through our hedge fund managers, we may invest or trade in any securities or instruments including, but not limited to, U.S. and non U.S. equities and equity-related instruments, currencies, commodities and fixed-income and other debt-related instruments and derivative instruments. Hedge fund managers may use both over-the-counter and exchange traded instruments (including derivative instruments such as swaps, futures and forward agreements), trade on margin and engage in short sales. Substantially all hedge fund managers are expected to employ leverage, to varying degrees, which magnifies both the potential for gain and the exposure to loss, which may be substantial. Leverage may be obtained through margin arrangements, as well as repurchase, reverse repurchase, securities lending and other techniques. Trades may be on or off exchanges and may be in thinly traded securities or instruments, which creates the risk that attempted purchases or sales may adversely affect the price of a particular investment or its liquidation and may increase the difficulty of valuing particular positions.

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

         As of September 30, 2003, our investment portfolio also included $9.9 million of other invested assets of which 98% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $1.1 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the nine months ended September 30, 2003, included $9.7 million attributable to hedge funds and other investments.

         Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

Taxes

         PXRE Delaware files U.S. income tax returns for itself and all of its direct or indirect U.S. subsidiaries that satisfy the stock ownership requirements for consolidation. PXRE Delaware is party to a tax allocation agreement concerning filing of consolidated Federal income tax returns pursuant to which each of these U.S. subsidiaries makes tax payments to PXRE Delaware in an amount equal to the federal income tax payment that would have been payable by the relevant U.S. subsidiary for the year if it had filed a separate income tax return for that year. PXRE Delaware is required to provide payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by one of these U.S. subsidiaries is less than (or greater than) the annual tax liability for that U.S. subsidiary on a stand-alone basis for that year, the U.S. subsidiary will be required to make up the deficiency to PXRE Delaware (or will be entitled to receive a credit if payments exceed the separate return tax liability of that U.S. subsidiary).

Certain Related Party Transactions

         PXRE Reinsurance is a party to a retrocessional agreement with Select Reinsurance Ltd. ("Select Re"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. In 2003 and 2002, the proportional share of our non-casualty business ceded to Select Re under that agreement was 8.0%. As a complement to the Select Re quota share agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re quota share agreement, we have entered into an undertaking to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee of 15% based on the gross premiums ceded to them under these quota share agreements, which resulted in fee income of $2.8 million for the nine months ended September 30, 2003.

         In addition to the Select Re quota share agreement, we have entered into several other reinsurance transactions with Select Re whereby: (i) Select Re provided retrocessional support on several reinsurance transactions; (ii) Select Re provided us with aggregate excess of loss retrocessional coverage in 2001 that protects us against large losses arising from a single catastrophe event and against the accumulation of aggregate losses arising from a number of events; and (iii) we provided Select Re with catastrophe excess of loss retrocessional coverage that protects them in the event they incur significant losses arising from a single catastrophe event which involved premiums of $1.2 million and $1.1 million in the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

         During the nine-month period ended September 30, 2003, we ceded reinsurance premiums of $21.3 million to Select Re and net assets of $65.5 million were due in the aggregate to us from Select Re, all of which is fully secured by way of reinsurance trusts. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Gerald Radke, Chairman of our Board of Directors, and Jeffrey Radke, our Chief Executive Officer, each held Select Re shares, but each such person beneficially held less than 1% of Select Re's outstanding shares. Pursuant to an agreement with shareholders of Select Re, Gerald Radke and Jeffrey Radke redeemed their Select Re shares effective December 31, 2002.

         Mr. William Michaelcheck is the Chairman of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and sole shareholder of Mariner, which acts as the investment manager for our hedge fund and alternative investment portfolio. During both the nine months ended September 30, 2003 and 2002, we incurred investment management fees of $0.6 million relating to services provided by Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board of Directors requires the prior approval of the Company's Chief Financial Officer for any transaction entered into with Select Re.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at September 30, 2003 and the changes in exposure since December 31, 2002. The principal market risks we are exposed to continue to be interest rate and credit risk. The additional risks associated with our hedge fund investments are described earlier.

         The composition of our fixed maturity portfolio did not change materially during the third quarter of 2003. There were no material changes in our exposure to market risks or our risk management strategy during the third quarter of 2003.

Item 4. Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

         No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In April 2000, PXRE Reinsurance entered into an aggregate excess of loss retrocessional reinsurance agreement with a U.S. based cedent. In the agreement, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of the cedent, which had been divested. Pursuant to this excess of loss retrocessional agreement, PXRE Reinsurance agreed to indemnify the cedent for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million. The latest loss reports related to the agreement provided by the cedent forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to PXRE.

         In June 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the agreement. As a result of this audit, management identified problems and believes that the cedent breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United Stated District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of September 30, 2003, we have recorded $34.0 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.4 million on an after-tax basis.

         On October 6, 2003, the United States Court of Appeals for the Third Circuit affirmed a $9.8 million judgment awarded in June 2002 after a jury trial of its dispute against Terra Nova. The dispute concerned PXRE's claims under two insurance policies that had been issued by an agent of Terra Nova. Terra Nova paid the full amount of the judgment on October 16, 2003. PXRE had previously recorded this amount as a receivable and as a result there was no income statement impact.

Item 2.  Changes in Securities and Use of Proceeds.

         During the quarter ended September 30, 2003, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

     (a) Securities sold. On September 30, 2003, the Company issued 331.01 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 331.01 Convertible Voting Preferred Shares issued were allocated among Series as follows:

          i. 165.50 shares of Series A convertible voting preferred shares, allocated to two sub-series of shares, 110.34 shares allocated to sub-series Al and 55.16 shares allocated to sub-series A2;

          ii. 110.34 shares of Series B convertible voting preferred shares, allocated to two sub-series of shares, 73.54 shares allocated to Series B1 and 36.80 shares allocated to Series B2; and

          iii. 55.17 shares of Series C convertible voting preferred shares, allocated to two sub-series of shares, 36.78 shares allocated to Series Cl and 18.39 shares allocated to Series C2.

     (b) Underwriters and other purchasers. No underwriter participated. The additional Convertible Voting Preferred Shares were issued to the holders of record on September 15, 2003 of the outstanding convertible voting preferred shares.

     (c) Consideration. The convertible voting preferred shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3.31 million to the holders of the outstanding convertible voting preferred shares.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

         10.1 Endorsement to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between PXRE Reinsurance Company, PXRE Reinsurance Ltd., and Select Reinsurance Ltd.

         10.2 Amendment to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between Select Reinsurance Ltd., PXRE Reinsurance Company, and PXRE Reinsurance Ltd.

         10.3 Retrocession Contract, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd.

         10.4 Amendment to the Retrocession Contract, effective October 1, 2003, between PXRE Reinsurance Ltd., PXRE Reinsurance Company and Select Reinsurance Ltd.

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

         32.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Current Reports on Form 8-K

         Form 8-K dated August 7, 2003 reporting Item 7 and Item 12, including financial statements of the Company as of and for the three and six months ended June 30, 2003.

         Form 8-K dated September 3, 2003 reporting Item 7 and Item 9.

                                  EXHIBIT INDEX
                                  -------------

     Exhibit Number   Description
     --------------   -----------

         10.1 Endorsement to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between PXRE Reinsurance Company, PXRE Reinsurance Ltd., and Select Reinsurance Ltd.

         10.2 Amendment to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between Select Reinsurance Ltd., PXRE Reinsurance Company, and PXRE Reinsurance Ltd.

         10.3 Retrocession Contract, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd.

         10.4 Amendment to the Retrocession Contract, effective October 1, 2003, between PXRE Reinsurance Ltd., PXRE Reinsurance Company and Select Reinsurance Ltd.

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

                                 PXRE GROUP LTD.

November 14, 2003                By:  /s/ John M. Modin
                                     --------------------------------------
                                 John M. Modin
                                 Senior Vice President
                                 and Chief Financial Officer