Form 10-K
period 2003-12-31
PXRE GROUP LTD
filed 2004-03-12
CIK 1091748

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------


For the fiscal year ended December 31, 2003       Commission File Number 1-15259

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes X                                         No
             ---                                          ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 computed by reference to the closing price of such common equity as of the close of business on June 30, 2003 was $240,950,615. As of March 11, 2004, 14,063,868 of the registrant's common shares were issued and outstanding.

===============================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PXRE Group Ltd.'s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 5, 2004 are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Additionally, certain documents are incorporated by reference into Part IV of this Form 10-K as stated therein.

                                     PART I

         Unless the context otherwise requires, references in this Form 10-K to "PXRE", "we", "us" and "our" include PXRE Group Ltd., a Bermuda company (the "Company") and its subsidiaries, which principally include PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe"), PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III, PXRE Capital Statutory Trust V, PXRE Capital Trust VI and PXRE Limited. References to GAAP refer to accounting principles generally accepted in the United States ("GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

Cautionary Statement Regarding Forward-Looking Statements

         This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the "SEC"), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as "intend," "believe," "anticipate," or "expects" or variations of such words or similar expressions are based on current expectations, speak only as of the date hereof, and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, these forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

(i) because of exposure to catastrophes, our financial results may vary significantly from period to period;

(ii) we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;

(iii)    we operate in a highly competitive environment;

(iv) reinsurance prices may decline, which could affect our profitability;

(v) underwriting reinsurance includes the application of judgment, the assessment of probabilities and outcomes, and assumption of correlations, which are subject to inherent uncertainties;

(vi) reserving for losses includes significant estimates which are also subject to inherent uncertainties;

(vii) a decline in the credit rating assigned to our claim-paying ability may impact our potential to write new or renewal business;

(viii) a decline in our ratings may require us to transfer premiums retained by us into a beneficiary trust or may allow clients to terminate their contract with us;

(ix) our investment portfolio is subject to market and credit risks which could result in a material adverse impact on our financial position or results;

(x) because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us; and our reliance on reinsurance brokers exposes us to their credit risk;

(xi)     we may be adversely affected by foreign currency fluctuations;

(xii) retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms;

(xiii) the impairment of our ability to provide collateral to cedents could affect our ability to offer reinsurance in certain markets;

(xiv) the reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong;

(xv) regulatory constraints may restrict our ability to operate our business;

(xvi) contention by the United States Internal Revenue Service that we or our offshore subsidiaries are subject to U.S. taxation could result in a material adverse impact on our financial position or results; and

(xvii) changes in tax laws, tax treaties, tax rules and interpretations could result in a material adverse impact on our financial position or results.

         In addition to the factors outlined above that are directly related to our business, we are also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees. The factors listed above should not be construed as exhaustive. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks and Uncertainties.

         We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.   Business

Business: Overview

         PXRE Group Ltd. is an insurance holding company domiciled in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for 93% of net premiums written and substantially all of our underwriting income for the year ended December 31, 2003.

         Our property catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess and pro rata reinsurance products. Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986. This focus on short-tail, high-severity, and low frequency lines of business exposes us to short term volatility. We have been able to successfully underwrite these products over the long term, as evidenced by our cumulative average catastrophe and risk excess loss ratio of 47.0% for the period from 1987 to December 31, 2003. Our strong growth in net premiums written in our catastrophe and risk excess segment of 46% for the year ended December 31, 2003 as compared with the year earlier period has served as a catalyst for our recent increase in net income of 50% for the year ended December 31, 2003 as compared with 2002. Our growth in 2003 builds on the prior growth of net premiums written in the catastrophe and risk excess segment during the year ended December 31, 2002 of 202%, as compared with 2001.

         Property catastrophe reinsurance generally covers claims arising from large catastrophes around the world such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In underwriting our property catastrophe portfolio, we seek to diversify our exposures geographically and by peril in order to manage the risk assumed and maximize the return on our portfolio. Substantially all of our property catastrophe reinsurance products are offered on an excess-of-loss basis with aggregate limits on our exposure to losses. This means that we do not begin to pay a client's claims until its claims exceed a certain contractually specified amount and our obligation to pay those claims is limited to a contractually specified aggregate amount. For the year ended December 31, 2003, approximately 77% of our property catastrophe and risk excess net premiums written emanated from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia.

         We provide property catastrophe products to both insurers and reinsurers. The reinsurance of a reinsurer or retrocedent is referred to as retrocessional reinsurance. As of December 31, 2003, insurance and reinsurance companies comprise approximately 78% and 22%, respectively, of our total number of clients, based on client count. Retrocessional business generally carries substantially higher risk premiums than property catastrophe reinsurance business. We believe this risk premium is required because retrocessional coverage is characterized by higher volatility, principally due to the fact that retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk is often less precise than the information received from primary insurers directly. Moreover, exposures from retrocessional business can change within a contract term as a retrocedent alters its book of business after retrocessional coverage has been bound. Relative to catastrophe reinsurance, there are substantially fewer competitors offering this type of coverage due to the risks entailed in underwriting retrocessional business.

         We have been able to achieve a significant position in the property catastrophe retrocessional market and have considerable experience in successfully underwriting property catastrophe retrocessional business. We have developed proprietary risk models that take into account the lack of transparency in the underwriting information and allow us to view this business within the context of our entire portfolio. Our tenure in this business has allowed us to develop the relationships and market knowledge necessary to manage the risk associated with a retrocedent's alteration of its book of business after we have bound coverage.

         We also offer our clients property-per-risk, marine and aerospace reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property-per-risk and marine and aerospace business is also written on an excess-of-loss basis with contractual aggregate limits on our exposure to losses. Our aerospace reinsurance business includes both excess of loss aviation business and excess of loss and pro rata satellite reinsurance business.

         We also provide, to a lesser extent and on an opportunistic basis, finite reinsurance products to a small number of clients. Finite reinsurance contracts are highly customized for each transaction. If the loss experience with respect to the risks assumed by us is as expected or better than expected, our finite clients may share in the profitability of the underlying business through premium adjustments or profit commissions. If the loss experience is worse than expected, our finite clients may participate in this negative outcome through, for example, increased premiums or reductions in profit commissions. In addition, we offer finite reinsurance products where investment returns on the funds transferred to us affect the profitability of the contract and the amount of any premium or commission adjustments.

         Recent events in the insurance marketplace, including large losses resulting from catastrophic events, recognized industry-wide reserve deficiencies, poor investment performance and the continued exit of insurance industry players, have resulted in considerable increases in pricing in conjunction with improved terms and conditions for the insurance industry. Importantly, this has impacted our markets considerably. As a direct result, we experienced significant rate increases and strong profitability in our core property catastrophe and risk excess segment for the years ended December 31, 2003 and 2002.

         Following a diversification effort into Lloyd's of London ("Lloyd's") and the casualty sectors during the soft reinsurance market of the late 1990's, we decided during 2000 and 2001 to exit these businesses, and are today focused on our traditional core property reinsurance operations. We have exited or have significantly de-emphasized all of our other lines of business in order to concentrate our management and financial resources on our core operations. We believe that this strategic and financial realignment positions us to capitalize on opportunities in our most profitable business segments, based on our underwriting strength and industry experience. While our core businesses are volatile due to significant potential loss severity, we have been a successful underwriting organization over the long term.

         As of December 31, 2003, we had 413 clients, including many of the leading insurance and reinsurance companies in the world. Our clients include both primary insurance companies and other reinsurance companies. In 2003, approximately 67% of our clients were based outside of the United States.

         We conduct our business primarily through our principal operating subsidiaries, PXRE Reinsurance, PXRE Bermuda, PXRE Barbados, PXRE Solutions and PXRE Europe. PXRE Reinsurance is a broker-market reinsurer with approximately $425.2 million of statutory capital and surplus as of December 31, 2003, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks. PXRE Reinsurance is licensed, accredited or permitted to do business in each of the 50 states and the District of Columbia, Puerto Rico, Bermuda, Colombia, Mexico and until January 31, 2003 operated a branch in Belgium, which we refer to as PXRE's Brussels Branch.

         PXRE Bermuda is a broker-market reinsurer with approximately $425.8 million of statutory capital and surplus as of December 31, 2003, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks. PXRE Bermuda's reinsurance business is also supported by a parental guarantee from the Company and an aggregate excess of loss reinsurance treaty from PXRE Reinsurance that provides $80.0 million of reinsurance protection. PXRE Bermuda is neither licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

         PXRE Barbados was licensed as an insurance company in March 2001 under Barbados' Insurance Act, 1996 and changed its name at that time from PXRE (Barbados) Ltd. to PXRE Reinsurance (Barbados) Ltd. It is neither licensed nor admitted as an insurer in any jurisdiction other than Barbados. PXRE Barbados commenced underwriting business in 2001. PXRE Barbados provides finite reinsurance coverages to clients and provides reinsurance coverage to other PXRE entities.

         PXRE Europe, a Belgian reinsurance intermediary, and PXRE Solutions, a U.S. reinsurance intermediary, perform reinsurance intermediary activities on behalf of PXRE Bermuda, PXRE Reinsurance and PXRE Barbados.

Business: History

         The Company was formed in 1999 as part of the reorganization of PXRE Delaware, a Delaware corporation. Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly-traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999 the Company's common shares commenced trading on the New York Stock Exchange under the symbol "PXT." The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Bermuda, and a Barbados based reinsurance subsidiary, PXRE Barbados, and the formation of a reinsurance intermediary, PXRE Solutions.

         The Company's predecessor, PXRE Delaware, was organized in July 1986 to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company.

         In the third quarter of 2001, we announced that we were returning our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products. Prior to 1998, these were our only significant lines of coverage. Beginning in 1997, the pricing and terms in our core property reinsurance markets began to deteriorate, resulting in a soft reinsurance market that only began to recover in late 2000. We decided to pursue a variety of diversification efforts to enhance our competitiveness and growth opportunities in that soft reinsurance market environment that included: the establishment of a Lloyd's underwriting syndicate and managing agent; the establishment of an excess and surplus lines operation; the addition of a reinsurance platform offering primarily casualty products directly to insurance companies (rather than through reinsurance brokers); the enhancement of our international broker market reinsurance platform to include additional lines of business, including casualty and credit risks; an acceleration of business offerings to one of our managed business participants; and the formation of a finite reinsurance unit.

         As a result of this strategic realignment in the third quarter of 2001, we discontinued or deemphasized each of those initiatives and since have returned our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products and have reduced the number of our employees from a high of 103 in December 1999 to 72 at December 31, 2003.

Business: Operating Segments

         We operate in four reportable property and casualty segments - catastrophe and risk excess, finite business, other lines and exited lines - based on our approach to managing the business. Commencing with the 2002 underwriting renewal season, we returned our focus to our core property catastrophe and risk excess business. Businesses that were not continued in 2002 are reported as exited lines. PXRE's segments for 2001 were reclassified to be comparable to the 2003 and 2002 segments used for our method of managing the business. In addition, we operate in two geographic segments - North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

         There are no differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, operating expenses and financing costs to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

Operating Segments-Catastrophe and Risk Excess

         Our key business is our catastrophe and risk excess business. Our catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess reinsurance coverages, which together account for approximately 79% and 65%, respectively, of net premiums earned for the year ended December 31, 2003 and 2002 and virtually all of the net underwriting income for each of those periods. This portfolio can be characterized as being comprised of coverages involving higher expected margins and greater volatility than the other coverages that we underwrite.

         Net premiums written in this key segment were $257.6 million and $176.0 million for the year ended December 31, 2003 and 2002, respectively. In 2003 and 2002, this segment produced an underwriting profit of $156.3 million and $108.1 million, respectively. In 2001, this segment produced underwriting losses of $10.3 million, largely as a result of the September 11, 2001 terrorist attacks in 2001. The increase in premium volume for catastrophe and risk excess coverages in 2003 and 2002 was largely attributable to increases in the volume of business written and price increases in the aftermath of the events of September 11, 2001. The increase in premium volume for catastrophe and risk excess coverages in 2001 was largely attributable to increases in the volume of business written in the aftermath of the 1999 winter wind storms in France.

         Our property catastrophe and risk excess business is diversified geographically. For 2003 and 2002, approximately 77% and 75%, respectively, of our catastrophe and risk excess net premiums written were derived from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia.

         The following table presents net premiums written, net premiums earned, losses incurred, commission and brokerage, net of fee income and our underwriting income (loss) for the periods indicated under our catastrophe and risk excess segment.

Catastrophe and risk excess segment:                    Year Ended December 31,
                                          -------------------------------------------------
                                               2003              2002              2001
                                          ------------      ------------     --------------
($000's)

Net Premiums Written (1)
    North American                        $     64,560      $     51,657     $       27,981
    International                              220,380           153,038             90,714
    Excess of Loss Cessions                    (27,320)          (28,652)           (60,485)
                                          ------------      ------------     --------------
                                          $    257,620      $    176,043     $       58,210
                                          ============      ============     ==============

Net Premiums Earned (1)
    North American                        $     64,212      $     50,487     $       26,916
    International                              217,310           148,650             92,407
    Excess of Loss Cessions                    (27,325)          (23,052)           (58,839)
                                          ------------      ------------     --------------
                                          $    254,197      $    176,085     $       60,484
                                          ============      ============     ==============

Losses Incurred
    North American                        $     20,090      $      2,586     $       57,537
    International                               49,606            53,086            102,640
    Excess of Loss Cessions                       (625)           (2,901)           (86,758)
                                          ------------      ------------     --------------
                                          $     69,071      $     52,771     $       73,419
                                          ============      ============     ==============

Commissions and Brokerage,
    Net of Fee Income
    North American                        $      5,952      $      4,262     $        1,119
    International                               19,794            14,697              6,425
    Excess of Loss Cessions                      3,062            (3,768)           (10,198)
                                          ------------      ------------     --------------
                                          $     28,808      $     15,191     $       (2,654)
                                          ============      ============     ==============

Underwriting Income (Loss) (2)
    North American                        $     38,170      $     43,639     $      (31,740)
    International                              147,910            80,867            (16,658)
    Excess of Loss Cessions                    (29,762)          (16,383)            38,117
                                          ------------      ------------     --------------
                                          $    156,318      $    108,123     $      (10,281)
                                          ============      ============     ==============

================================================================================
(1) Premiums written and earned are expressed on a net basis in order to more accurately reflect business written for our own account.
     The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

(2) Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, or operating expenses. See Note 12 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

         Property Catastrophe Excess of Loss Reinsurance. Our property catastrophe excess of loss reinsurance business reinsures catastrophic perils for insurance companies on a treaty basis and provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our clients. The perils in our portfolio underlying the North American portion of this segment emanate principally from East Coast and Gulf hurricanes and Midwest and West Coast earthquakes. The perils underlying the International portion of this segment emanate principally from European, Japanese and Caribbean windstorm, flood and earthquake risks, and similar risks. Although we generally seek to exclude coverage for terrorist events, we are potentially exposed to losses arising from terrorist attacks. This business is generally comprised of reinsurance contracts that incur losses only when events occur that impact more than one risk or insured. Coverage for other perils may be negotiated on a case-by-case basis. Protection under property catastrophe treaties is generally provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

         The property catastrophe excess of loss reinsurance business operates on a subscription basis, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. All subscribing reinsurers participate at substantially the same pricing and terms and conditions.

         Property Catastrophe Retrocessional Reinsurance. We enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional coverage, we focus on reinsurance that covers the retrocedent on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a contractually specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from "all property" perils to limited coverage on selected perils, such as "earthquake only" coverage.

         Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an aggregation of losses from a single catastrophic event. In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly. Moreover, exposures from retrocessional business can change more quickly than on catastrophe business within a contract term if a retrocedent alters its book of business after retrocessional coverage has been bound.

         We have been able to achieve a significant position in the property catastrophe retrocessional market and have considerable experience in successfully underwriting property catastrophe retrocessional business. We have developed proprietary risk models that take into account the lack of transparency in the underwriting information and allow us to view this business within the context of our entire portfolio. Our tenure in this business has allowed us to develop the relationships and market knowledge necessary to manage the risk associated with a retrocedent's alteration of its book of business after we have bound coverage.

         Property Risk Excess Reinsurance. Our property risk excess business reinsures individual property risks of ceding companies on a treaty basis. This business is comprised of a highly diversified portfolio of property risk excess reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients. Loss exposures in this business include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. For the year ended December 31, 2003, approximately 22% of the clients reinsured by us in this business were located in North America and approximately 78% were located internationally, based on net premiums written.

         Because the reinsurance contracts written in this business are exposed to losses on an individual policy basis, we underwrite and price the agreements based on anticipated claims frequency. We use actuarial techniques to examine our ceding companies' underwriting results as well as the underwriting results from ceding companies with comparable books of business and pertinent industry results. These experience analyses are compared against actuarial exposure analyses to refine our pricing assumptions. Our pricing also takes into account our variable and fixed expenses and our assessment of an appropriate return on the capital required to support each individual contract relative to our portfolio of risks.

         Reinsurance contracts that provide coverage of individual underlying insurance policies may contain significant risk of accumulation of exposures to natural or other perils. Our underwriting process explicitly recognizes these exposures. Natural perils, such as windstorm, earthquake and flood, are analyzed through our catastrophe modeling system. Other perils, such as fire and terrorism events, are considered on a contract-by-contract basis and monitored for cumulative aggregate exposure.

         This property per risk business operates as a subscription market. Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing and terms and conditions.

         Aerospace Reinsurance. Our aerospace business includes hull, aircraft liability, aircraft products and space coverages. We write all of these exposures as reinsurance and retrocessional coverages. In all cases, we track our exposures by original insured in order to monitor our maximum exposures by major airline and by major manufacturer. The space business includes satellite launch and limited in-orbit coverage. We write space business on an excess of loss and on a proportional reinsurance basis where we seek to provide retrocessional support to underwriters that have demonstrated a positive track record in this business.

         Marine Reinsurance. The marine portfolio is currently very limited and provides retrocessional coverage primarily against large insured market losses in the offshore energy, protection and indemnity, and pollution business segments.

Operating Segments-Finite Business

         We entered the finite business in mid-1999 with products combining elements of insurance risk transfer and financing to manage certain risks of our clients. Due to our small size, we pursued a niche focus on smaller to medium-sized clients. We believe we have maintained a disciplined underwriting approach, eschewing riskier transactions and opportunistically ceding business to other reinsurers to reduce timing and investment risks where appropriate.

         Our finite business involves a relatively small number of large reinsurance transactions. The risks reinsured are primarily casualty risks and are subject to some of the same risks as our casualty coverages included in our exited lines segment. Net premiums written of $8.1 million and $102.8 million were attributable to our finite business in 2003 and 2002, respectively. In 2003, the finite segment produced an underwriting loss of $10.0 million compared to underwriting profits of $2.5 million and $2.9 million in 2002 and 2001, respectively. Included in the finite segment in 2002 were net premiums written of $83.8 million and underwriting income of $3.0 million, assumed pursuant to various finite reinsurance contracts with one insurance company, Tower Insurance Company of New York ("Tower"). In 2003, there were no net premiums written and an underwriting loss of $0.1 million pursuant to various finite reinsurance contracts with Tower.

         The significant decrease in net premiums written in the finite segment during 2003 is a result of our decision to emphasize our core property reinsurance business and to de-emphasize our finite segment. This business is currently focused on a limited group of cedents as well as on policies that do not contain significant risk transfer. As a result, finite premiums are expected to be less than in prior periods. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. As of December 31, 2003, we have $7.6 million of unearned fee income and $80.6 million of deposit liabilities to ceding companies on this deposit accounting basis compared to $3.0 million of unearned fee income and $35.1 million of deposit liabilities as of December 31, 2002.

         The following table presents net premiums written, net premiums earned, losses incurred, commissions and brokerage, net of fee income and our underwriting income (loss) for the periods indicated under our finite segment.

Finite segment:                                         Year Ended December 31,
                                          -------------------------------------------------
                                               2003              2002              2001
                                          ------------      ------------     --------------
($000's)

Net Premiums Written (1)
    North American                        $      8,064      $    102,754     $       33,651
    International                                    -                 -                  -
                                          ------------      ------------     --------------
                                          $      8,064      $    102,754     $       33,651
                                          ============      ============     ==============

Net Premiums Earned (1)
    North American                        $     53,689      $     57,107     $       32,365
    International                                    -                 -                  -
                                          ------------      ------------     --------------
                                          $     53,689      $     57,107     $       32,365
                                          ============      ============     ==============

Losses Incurred
    North American                        $     52,253      $     31,346     $       20,261
    International                                    -                 -                  -
                                          ------------      ------------     --------------
                                          $     52,253      $     31,346     $       20,261
                                          ============      ============     ==============

Commissions and Brokerage,
    Net of Fee Income
    North American                        $     11,475      $     23,217     $        9,160
    International                                    -                 -                  -
                                          ------------      ------------     --------------
                                          $     11,475      $     23,217     $        9,160
                                          ============      ============     ==============

Underwriting Income (Loss) (2)
    North American                        $    (10,039)     $      2,544     $        2,944
    International                                    -                 -                  -
                                          ------------      ------------     --------------
                                          $    (10,039)     $      2,544     $        2,944
                                          ============      ============     ==============

================================================================================
(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.

(2) Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, or operating expenses. See Note 12 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

Operating Segments-Other Lines

         In 2003 and 2002, our other lines segment primarily consisted of a single property pro rata reinsurance treaty between us and the FM Global group of companies that generated $8.6 million and $7.9 million, respectively, in net premiums written. Our other lines segment produced underwriting income of $3.1 million and $4.3 million, in 2003 and 2002, respectively compared to an underwriting loss of $1.3 million for 2001. With the return to our core lines of business, we do not currently expect to write a significant volume of premium in our other lines segment in the future.

         The following table presents net premiums written, net premiums earned, losses incurred, commissions and brokerage, net of fee income and our underwriting income (loss) for the periods indicated under our other lines segment.

Other lines segment:                                    Year Ended December 31,
                                          -------------------------------------------------
                                               2003              2002              2001
                                          ------------      ------------     --------------
($000's)
Net Premiums Written (1)
    North American                        $      7,361      $      7,822     $        4,086
    International                                1,242                83                404
                                          ------------      ------------     --------------
                                          $      8,603      $      7,905     $        4,490
                                          ============      ============     ==============

Net Premiums Earned (1)
    North American                        $      6,911      $      8,002     $        3,434
    International                                  955               143                479
                                          ------------      ------------     --------------
                                          $      7,866      $      8,145     $        3,913
                                          ============      ============     ==============

Losses Incurred
    North American                        $      2,789      $        900     $        2,760
    International                                  192               111              1,404
                                          ------------      ------------     --------------
                                          $      2,981      $      1,011     $        4,164
                                          ============      ============     ==============

Commissions and Brokerage,
    Net of Fee Income
    North American                        $      1,679      $      2,724     $        1,059
    International                                  128                90                  9
                                          ------------      ------------     --------------
                                          $      1,807      $      2,814     $        1,068
                                          ============      ============     ==============

Underwriting Income (Loss) (2)
    North American                        $      2,443      $      4,378     $         (385)
    International                                  635               (58)              (934)
                                          ------------      ------------     --------------
                                          $      3,078      $      4,320     $       (1,319)
                                          ============      ============     ==============

================================================================================
(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.

(2) Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, or operating expenses. See Note 12 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

Operating Segments-Exited Lines

         Our exited lines segment consists principally of North American general liability, commercial and personal auto liability, risk excess and other liability coverages and International pro rata casualty coverages, all business written through PXRE Lloyd's Syndicate 1224, and credit coverages. During the third quarter of 2000, we ceased accepting new and renewal risks at PXRE Lloyd's Syndicate 1224. We ceased underwriting virtually all of the other business within the exited lines segment in 2001 and all premiums written and earned relate to reinsurance contracts that were entered into prior to September 2001, but for which coverage had not expired. The exited lines segment accounted for $4.1 million and $7.8 million of net premiums written in 2003 and 2002, respectively. Net premiums written for the year ended December 31, 2002 for this segment decreased 87% from net premiums written for 2001. The premiums for virtually all of these contracts have now been earned and we do not expect to report a material amount of premiums in this segment in 2004. In 2003, 2002 and 2001, the exited lines segment produced underwriting losses of $29.2 million, $22.4 million and $5.0 million, respectively.

         The following table presents net premiums written, net premiums earned, losses incurred, commissions and brokerage, net of fee income and our underwriting income (loss) for the periods indicated under our exited lines segment.

Exited lines segment:                                   Year Ended December 31,
                                          -------------------------------------------------
                                               2003              2002              2001
                                          ------------      ------------     --------------
($000's)

Net Premiums Written (1)
    North American                        $        997      $      8,501     $       33,679
    International                                3,127              (720)            24,448
                                          ------------      ------------     --------------
                                          $      4,124      $      7,781     $       58,127
                                          ============      ============     ==============

Net Premiums Earned (1)
    North American                        $      1,982      $     18,844     $       33,109
    International                                3,199             9,179             32,254
                                          ------------      ------------     --------------
                                          $      5,181      $     28,023     $       65,363
                                          ============      ============     ==============

Losses Incurred
    North American                        $     23,905      $     33,831     $       24,346
    International                               10,278             7,903             29,512
                                          ------------      ------------     --------------
                                          $     34,183      $     41,734     $       53,858
                                          ============      ============     ==============

Commissions and Brokerage,
    Net of Fee Income
    North American                        $       (121)     $      5,295     $        6,740
    International                                  357             3,351              9,738
                                          ------------      ------------     --------------
                                          $        236      $      8,646     $       16,478
                                          ============      ============     ==============

Underwriting Income (Loss) (2)
    North American                        $    (21,802)     $    (20,282)    $        2,023
    International                               (7,436)           (2,075)            (6,996)
                                          ------------      ------------     --------------
                                          $    (29,238)     $    (22,357)    $       (4,973)
                                          ============      ============     ==============

================================================================================
(1) Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.

(2) Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, or operating expenses. See Note 12 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

Business: Underwriting

         We pursue a core strategy of leveraging the specialized analytical and underwriting expertise of our reinsurance professionals in short-tail, high-severity, and low frequency lines of business. Our underwriting process emphasizes a team approach among our underwriters and is strictly geared toward profitability rather than market share, with a resulting willingness to reduce underwriting commitments in a soft market.

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

         We utilize a two-tier approach to risk management, including both a portfolio optimization system and overall risk limits. Our portfolio optimization system incorporates third-party catastrophe modeling software and internally developed models. Our software tools use exposure data provided by our ceding company clients to simulate catastrophic losses. We have high standards for the quality and level of detail of the exposure data that we require and have an expressed preference for data at the zip code or postal code level or finer.

         Data output from the commercial modeling software is incorporated in our proprietary model for multiple purposes. First, the data is used to estimate the amount of reinsurance premium that is required to pay the long-term expected losses under the proposed contracts. Second, the data is used to estimate correlation among the contracts we have written. The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed contract. Finally, the data is used to monitor and control our cumulative exposure to individual perils across all of our businesses. This system is used to price each reinsurance contract based on marginal capital requirements, and enables our underwriters to dynamically evaluate potential new business and exposures against the background of our existing business to optimize the overall portfolio. Any new business bound is incorporated in this analytical approach to enable a real-time assessment of the portfolio.

         Our pricing of property catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, surcharges for potential unmodeled exposures, fixed and variable expense estimates and profit requirements. The profit requirements are based on incremental capital usage estimates described above and our required return on consumed capital.

         Our portfolio is also subject to management-specified probabilistic risk limits for the business as a whole, by territory and by type of event. Our management believes that the portfolio model is a valuable tool to supplement the experience and judgment of our underwriters.

Business: Marketing

         We provide reinsurance for international insurance and reinsurance companies headquartered, principally, in the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia. In the United States, we currently reinsure both national and regional insurance and reinsurance companies and specialty insurance companies.

         Historically, we have obtained substantially all of our reinsurance business through reinsurance intermediaries, which represent our clients in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through whom we obtain this business is authorized to arrange any business in our name without our approval. We pay commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business ceded. These commission payments constitute part of our total acquisition costs and are included in our underwriting expenses. We generally pay reinsurance brokerage commissions believed to be comparable to industry norms.

         In 2003 and 2002, approximately 96% and 97%, respectively, of gross premiums written were written in the broker market. Approximately 78% of gross premiums written for the year ended December 31, 2003 were arranged through brokers individually representing 10% or more of gross premiums written including Benfield Greig Ltd. (approximately 27%), the worldwide branch offices of Guy Carpenter & Company, Inc., a subsidiary of Marsh & McLennan Companies, Inc. (approximately 21%), Willis Re Inc. (approximately 16%), and Aon Group Ltd. (approximately 15%). The commissions we paid to these intermediaries are generally at the same rates as those paid to other intermediaries.

Business: Competition

         Competitive forces in the property and casualty reinsurance and insurance industry are substantial. We operate in an industry that is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years placed increased importance on size and financial strength in the selection of reinsurers. This trend became more pronounced in the wake of September 11, 2001, with the formation of a number of large, well-capitalized reinsurance companies in Bermuda and the significant level of additional capital raised by existing competitors. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products that bring together capital markets and reinsurance experience. We compete with numerous major reinsurance and insurance companies. These competitors, many of which have substantially greater financial, marketing and management resources than us, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates. We also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by us.

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

         In particular, we compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Converium Reinsurance (North America), Inc., Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd's of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Reinsurance, Inc., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

         It is difficult to accurately measure the annual industry premium related to catastrophe and risk excess reinsurance; and therefore, difficult to measure PXRE's share of this market. Several factors contribute to this lack of market information, including the fact that catastrophe reinsurance is often written by non-public reinsurance companies and public multi-line reinsurance companies often do not disclose the amount that they write. While we have access to the transactions presented to us, we do not have access to all of the transactions in the market. Furthermore, we may not know the final outcomes of all business submitted to PXRE due to (i) not receiving allocations on all business authorized and (ii) not authorizing all business submitted. We do know however our share of business that we have bound. For the recent January 1, 2004 renewals, our dollar weighted average is approximately 4% of the total. We believe our market share is significantly less than 4% due to the reasons listed above, especially related to PXRE not having access to all business transacted.

Business: Ceded Reinsurance Agreements

         We selectively increase our underwriting commitments and generate fee income by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements. Our underwriting committee is responsible for the selection of reinsurers as quota share reinsurers or as participating reinsurers in the catastrophe coverage protecting us. Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer. This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization. All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to our approval. Although management carefully selects our retrocessionaires, we are subject to credit risk with respect to our retrocessionaires because the ceding of risk to retrocessionaires does not relieve us of our liability to clients.

         The following table sets forth certain information regarding the volume of premiums we ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

                                                                                  Year Ended December 31,
                                                                   -----------------------------------------------
($000's)                                                                2003              2002             2001
                                                                   ------------      ------------     ------------
Gross premiums written                                             $    339,140      $    366,768     $    290,213
Reinsurance premiums ceded:
    Quota share reinsurers                                              (27,919)          (31,699)         (50,271)
    Finite segment                                                          584            (7,466)         (13,573)
    Catastrophe coverage, surplus reinsurance and other                 (33,394)          (33,120)         (71,891)
                                                                   ------------      ------------     ------------
Total reinsurance premiums ceded                                        (60,729)          (72,285)        (135,735)
                                                                   ------------      ------------     ------------
Net premiums written                                               $    278,411      $    294,483     $    154,478
                                                                   ============      ============     ============

         In 2001, we incurred significant reinstatement and additional premium obligations to retrocessionaires as a result of the cession of losses arising from the events of September 11, 2001.

         At December 31, 2003, estimated losses recoverable (including incurred but not reported losses ("IBNR")), from retrocessionaires were $162.4 million, including $15.5 million of paid loss recoverables. As of December 31, 2003, approximately 91% of our reinsurance recoverables are either fully collateralized or reside with entities rated "A-" or its equivalent or higher by A.M. Best or S&P.

         In the past, we have been able to increase our underwriting commitments and to generate management fee income by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements whereby we managed business for such participants. In 2003, 2002 and 2001, we were a party to a retrocessional agreement with Select Re (as amended from time to time, the "Select Re Quota Share Agreement"), pursuant to which we offer to cede a proportional share of our non-casualty reinsurance business. The proportional share of our non-casualty business ceded to Select Re under that agreement was 8% in 2003 and 2002 and 16.5% in 2001. As a complement to the Select Re Quota Share Agreement, we cede an additional proportional share to Select Re on certain agreed risks under a variable quota share agreement. In connection with the Select Re Quota Share Agreement, we have entered into an undertaking to use commercially reasonable efforts, subject to PXRE's business needs, to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee of 15% based on the gross premiums ceded to them under these quota share agreements, which resulted in fee income of $3.8 million, $3.0 million and $4.0 million for the years ended December 31, 2003, 2002 and 2001 respectively.

         In addition to the Select Re Quota Share Agreement, we have entered into several other reinsurance transactions with Select Re whereby: (i) Select Re provided retrocessional support on several reinsurance transactions, (ii) Select Re provided us with aggregate excess of loss retrocessional coverage in 2001 that protected us against large losses arising from a single catastrophe event and against the accumulation of aggregate losses arising from a number of events; and (iii) we provided Select Re with catastrophe excess of loss retrocessional coverage that protects them in the event they incur significant losses arising from a single catastrophe event which involved premiums of $1.5 million in 2003, $1.7 million in 2002 and $0.7 million in 2001.

         In 2003, 2002 and 2001, we ceded reinsurance premiums of $26.1 million, $30.5 million and $58.0 million to Select Re and as of December 31, 2003 net assets of $64.6 million were due in the aggregate to us from Select Re, all of which are secured by way of reinsurance trusts. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re.

         Select Re is a Class 3 Bermuda reinsurance company that was formed in 1997. As of December 31, 2003, it had shareholders' equity of approximately $113.0 million and is privately owned by approximately 70 shareholders. In accordance with our contractual rights under the Select Re Quota Share Agreement, we had designated Jeffrey L. Radke, our President and Chief Executive Officer, to serve on Select Re's board of directors. Jeffrey Radke received no remuneration for serving on Select Re's board. Prior to joining us in 1999, Jeffrey Radke had served as the President of Select Re. On January 6, 2004, Jeffrey Radke resigned from Select Re's board of directors; however, we have retained our right to designate a person to serve on Select Re's board of directors.

         Mr. William Michaelcheck is a member of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and a major shareholder of Mariner Investment Group, Inc. ("Mariner"). Mariner acts as the investment manager for our hedge fund and alternative investment portfolio. In 2003 and 2002, we incurred investment management fees of $0.8 million and $0.7 million, respectively, relating to services provided by Mariner.

         PXRE's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board requires the prior approval of our Chief Financial Officer for any transaction entered into with Select Re.

         The following table sets forth our earned commissions from our quota share reinsurers for the periods indicated:

                                                                                Year Ended December 31,
                                                                   ------------------------------------------------
($000's)                                                                2003              2002             2001
                                                                   -------------     -------------    -------------
Commission                                                         $       5,209     $       3,540    $       5,130
Contingent profit commission (1)                                            (195)             (108)             624
                                                                   -------------     -------------    -------------
Total                                                              $       5,014     $       3,432    $       5,754
                                                                   =============     =============    =============

================================================================================
(1) Contingent profit commission is paid after a three-year period and is subject to adjustment based on cumulative experience under the various quota share arrangements.

Business: Loss Liabilities and Claims

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

         Management believes that our overall liability for losses and loss expenses recorded as of December 31, 2003 is adequate. There is a risk that our liability for losses and loss expenses could prove to be greater or less than expected in any year, because of the inherent uncertainty in the reserving process with a consequent adverse impact on future earnings and shareholders' equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors. Historically, we have focused on property related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, we are required to make estimates of losses based on limited information from ceding companies as well as our own underwriting data due to the significant reporting delays that normally occur under our retrocessional book of business and with respect to insured losses that occur near the end of a reporting period.

         Historically, we have underwritten a small amount of casualty reinsurance. In 1998, we began underwriting new casualty lines of business and, in 1999 and 2000 we substantially expanded our casualty and finite businesses. In September 2001, we ceased underwriting non-finite casualty business. With respect to casualty business, significant delays, ranging up to several years or more, can be expected between the reporting of a loss to us and settlement of our liability for that loss. As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claims handling procedures. In addition, most of the risks reinsured in our finite business are also casualty risks and are subject to some of the same risks as our casualty business. While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

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

         The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2003, 2002 and 2001. Except with respect to certain workers' compensation liabilities, discounted by $0.6 million and $0.8 million at December 31, 2003 and 2002, respectively, we do not discount our loss and loss expense liabilities; that is, we do not calculate them on a present value basis.

                                                                                Years Ended December 31,
                                                                   ------------------------------------------------
($000's)                                                                2003              2002             2001
                                                                   -------------     -------------    -------------

Gross GAAP liability for losses and loss expenses, beginning of
   year.......................................................     $     447,829     $     453,705    $     251,620
Gross provision for losses and loss expenses:
     Occurring in current year................................           119,889           118,345          318,373
     Occurring in prior years.................................            58,121            41,352           34,339
                                                                   -------------     -------------    -------------
     Total gross provision (1)................................           178,010           159,697          352,712
                                                                   -------------     -------------    -------------
Gross payments for losses and loss expenses:
     Occurring in current year................................           (27,304)          (19,753)         (63,960)
     Occurring in prior years.................................          (142,803)         (151,264)         (85,904)
                                                                   -------------     -------------    -------------
     Total gross payments.....................................          (170,107)         (171,017)        (149,864)
                                                                   -------------     -------------    -------------
Retroactive reinsurance adjustment............................            (8,074)            2,818             (763)
Foreign exchange and other adjustments........................             2,977             2,626                -
                                                                   -------------     -------------    -------------
Gross GAAP liability for losses and loss expenses, end of year     $     450,635     $     447,829    $     453,705
                                                                   =============     =============    =============
Ceded GAAP liability for losses and loss expenses, end of year          (146,924)         (207,444)        (245,906)
                                                                   -------------     -------------    -------------
Net GAAP liability for losses and loss expenses, end of year..     $     303,711     $     240,385    $     207,799
                                                                   =============     =============    =============

================================================================================
(1) The GAAP provision for losses and loss expenses includes net foreign currency exchange (losses) gains of $(3,272), $(7) and $981 for 2003, 2002, and 2001, respectively.

         The following table presents the development of our GAAP balance sheet liability for losses and loss expenses for the period 1993 through 2003. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities. The lower portion of the table shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. These estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

         Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1996 to be $150,000 was first reserved in 1993 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1993-1995 shown below. This table does not present accident or policy year development data.


                                                                         Year Ended December 31,
                                    ---------------------------------------------------------------------------------------------
($000's, except percentages)          2003     2002     2001      2000    1999     1998    1997    1996    1995    1994    1993
                                    -------- -------- -------- -------- -------- -------- ------- ------- ------- ------- -------

Gross liabilities for losses
  and loss expenses                 $450,635 $447,829 $453,705 $251,620 $261,551 $102,592 $57,189 $61,389 $72,719 $81,836 $71,442
Cumulative amount of liability
  paid through:
     One year later                           142,803  151,264   85,904  210,519   75,814  29,108  23,708  42,698  41,601  37,820
     Two years later                                   262,860  140,051  265,904  102,526  39,853  40,673  55,620  58,968  54,400
     Three years later                                          172,147  294,211  112,966  47,373  46,545  67,296  67,630  60,850
     Four years later                                                    308,432  118,441  50,085  52,220  70,676  76,762  64,566
     Five years later                                                             124,796  52,181  54,144  74,533  79,433  69,414
     Six years later                                                                       54,615  55,863  75,741  82,930  70,392
     Seven years later                                                                             57,324  76,376  84,049  71,091
     Eight years later                                                                                     77,104  84,672  71,773
     Nine years later                                                                                              85,339  71,901
     Ten years later                                                                                                       72,522
Liabilities reestimated as of:
     One year later                           500,643  499,773  285,959  338,881  135,227  57,280  66,257  83,228  87,818  78,188
     Two years later                                   552,169  307,042  344,773  141,087  52,271  63,292  85,162  87,750  76,902
     Three years later                                          330,963  351,349  139,220  63,151  61,178  83,178  90,409  74,683
     Four years later                                                    359,604  140,178  62,664  66,137  82,129  89,284  75,392
     Five years later                                                             143,745  63,973  65,819  85,820  88,326  74,880
     Six years later                                                                       63,706  66,724  85,842  91,663  74,173
     Seven years later                                                                             65,717  86,268  93,116  73,934
     Eight years later                                                                                     84,592  93,526  75,126
     Nine years later                                                                                              91,848  75,053
     Ten years later                                                                                                       75,222

Gross reserves of TREX at date
  of merger                                                                                         9,589   5,242   2,067      26
Gross reserve for elimination of
  one quarter lag for UK subsidiary                                                (1,191)
Gross retroactive accounting                   (8,074)   2,817    2,055
Foreign exchange and other
  adjustments                                   2,767    1,805    1,196      734       73     176     171     132      58      21

Gross cumulative redundancy
  (deficiency) through December 31,
  2003:
     Amount                                   (58,121) (93,842) (76,092) (97,319) (42,271) (6,341)  5,432  (6,499) (7,887) (3,733)
     Percentage                                  (13%)    (21%)    (30%)    (37%)    (41%)   (11%)     9%     (9%)   (10%)    (5%)
     Retrocessional recoveries                 12,325   23,471   21,609   25,504   10,381   5,353    (732)  7,386   3,240   2,480

Net cumulative redundancy
  (deficiency) through December 31,
  2003:
     Amount                                   (45,796) (70,371) (54,483) (71,815) (31,890)   (988)  4,700     887  (4,647) (1,253)
     Percentage                                  (19%)    (34%)    (35%)    (45%)    (46%)    (2%)     8%      2%     (9%)    (3%)


         In calendar years 2003, 2002, 2001, 2000 and 1999 we experienced adverse development of $45.8 million, $25.4 million, $17.9 million, $58.2 million and $19.8 million, respectively.

         During 2003, we experienced net adverse development of $45.8 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance agreement referred to in Item 3. Pending Legal Proceedings.

         During 2002, we experienced net adverse development of $25.4 million for prior-year loss and loss expenses, with $16.9 million from our exited lines segment, $16.2 million of which was due to loss development on our exited direct casualty reinsurance operations.

         During 2001, we experienced net adverse development of $17.9 million for prior-year loss and loss expenses. The adverse development was due primarily to international casualty ($4.5 million), marine excess ($2.7 million), winter storm Anatol ($2.7 million) and exited direct casualty reinsurance ($2.4 million).

         In each of the calendar years 2001 to 2003, our direct casualty business has sustained losses beyond what was originally estimated. We underwrote this business primarily from 1999 to 2001. Initially, as described in "Management's Discussion and Analysis - Critical Accounting Policy Disclosures - Loss and Loss Expenses," we utilized several loss reserving techniques, including those which were dependent on industry loss reporting patterns as provided by various industry sources, estimates of pricing adequacy as measured by the expected loss ratio, and earned premiums. As the data and the business have matured, we have placed more weight on loss development techniques that rely on the loss reporting pattern and reported losses. As a result of shifting to actuarial methodologies more appropriate to a seasoned portfolio as well as new information from both the industry and clients, we have re-estimated our incurred losses recorded related to our direct casualty business for several years.

          During 2000, we experienced net adverse development of $58.2 million for prior-year loss and loss expenses, $43.4 million of which was due to loss development from catastrophic events that occurred late in 1999; during 1999, we experienced net adverse development of $19.8 million for prior-year loss and loss expenses, $8.1 million of which was due to loss development from catastrophic events that occurred late in 1998.

         In the last week of December 1999, French storms Lothar and Martin resulted in significant losses to several of our reinsureds. Because of the lateness in the year of the storms' occurrences and the unprecedented nature of the catastrophes, only limited relevant data could be obtained from both our clients and the industry by the time the loss reserving estimates were required to be determined. As a result, our reserves (which utilize industry data as a check on client-supplied data) were increased in subsequent years due to the events that occurred at year-end 1999. There was a similar result in the estimation of losses due to Hurricane George, which occurred in 1998, in that industry wide losses were significantly underestimated.

         A large portion of our adverse development during the previous five years is due to significant industry-wide underpricing of underwriting years 1998 to 2001. The complete effect of the soft market during that period was not initially reflected in the historical industry loss ratios. We estimate that the underpricing of these three underwriting years amounted to $21.2 million of the $45.8 million of 2003 adverse development, $17.0 million of the $25.4 million of 2002 adverse development, $9.0 million of the $17.9 million of adverse development in 2001, $10.5 million of the $58.2 million of adverse development in 2000 and $4.3 million of the $19.8 million of adverse development in 1999.

         The balance of the adverse development in each of the years discussed above is due to a variety of factors outlined in the section "Loss Liabilities and Claims" and in "Management Discussion and Analysis - Critical Accounting Policy Disclosures - Loss and Loss Expenses", including late reporting by clients (particularly retrocedents) and the imprecise nature of the actuarial science accentuated when the risk is catastrophe coverage rather than large numbers of homogeneous small dollar risks. Our reserving assumptions are updated on an ongoing basis as new information becomes available to minimize this residual adverse development, which arises from many causes.

         Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate the future adequacy or inadequacy of our reserves based on the foregoing.

Business: Investments

         Our investment strategy focuses on maintaining the majority of our investment portfolio in high quality fixed income investments while allocating a percentage of the portfolio to a well diversified portfolio of hedge fund investments. As of December 31, 2003, approximately 86% of the carrying value of our investment portfolio was comprised of fixed maturity and short-term securities with a weighted average credit rating of AA+ and approximately 14% of the carrying value of our portfolio was comprised of investments in 24 different hedge funds and other limited partnerships. Our current diversified managed hedge fund strategy has generated only one quarter of negative returns over the past seven years. Our goal is to achieve a low correlation between risks in our underwriting operation and risks in our investment portfolio. Management of all our investments is outsourced to third parties, with strict oversight by management and our Board.

         We have established general procedures and guidelines for our investment portfolio. General Re-New England Asset Management, Inc ("NEAM") and Mariner, a specialist in alternative investments, are our principal investment managers. Our investment policies stress conservation of principal, diversification of risk and liquidity. Our invested assets consist primarily of bonds with fixed maturities, hedge funds, and short-term investments, but also include limited amounts of other non-hedge fund limited partnership investments. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

         As of December 31, 2003, we had, at fair value, $639.1 million in fixed maturities, $175.8 million in short-term investments (which we define as being investments which have an original maturity of one year or less), $121.5 million in hedge fund limited partnerships, and $10.2 million in other invested assets that are comprised primarily of other limited partnerships. As at December 31, 2003, hedge fund investments were allocated among eighteen managers, with fair values ranging from $1.4 million to $16.6 million. Hedge funds and other limited partnership investments are accounted for under the equity method whereby both the investment income and any change in the fair value are recorded through the investment income line of the income statement. The fair value of hedge funds, which approximate their redemption values, are established by the individual hedge fund managers based on the underlying contractual agreements for such hedge funds. Foreign denominated fixed maturities are accounted for as part of a trading portfolio, whereby both the investment income and a portion of the change in the fair value are recorded through the investment income line of the income statement. Included in investments in limited partnerships are investments actively managed by Mariner. See Note 4 of Notes to Consolidated Financial Statements. See also, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policy Disclosures - Valuation of Investments" for further information regarding our investment portfolio, including our hedge fund portfolio.

         The following table summarizes our investments at December 31, 2003 and 2002 at carrying value:


                                                                                Analysis of Investments
                                                                      December 31, 2003         December 31, 2002
                                                                  -----------------------    ----------------------
($000's, except percentages)                                         Amount       Percent      Amount       Percent
                                                                  -----------     -------    -----------    -------
Fixed maturities:
    United States treasury securities                             $    40,237         4.2%   $    46,165        6.1%
    Foreign denominated securities                                     21,451         2.3         21,871        2.9
    Foreign government securities                                           -         -              315        -
    United States government sponsored agency debentures              115,440        12.2         38,062        5.0
    United States government sponsored agency
       mortgage-backed securities                                     134,323        14.2         42,467        5.6
    Other mortgage and asset-backed securities                        146,196        15.4        143,736       19.0
    Municipal securities                                               18,584         2.0         76,522       10.1
    Corporate securities                                              162,878        17.2        131,611       17.3
                                                                  -----------     -------    -----------    -------
       Total fixed maturities                                         639,109        67.5        500,749       66.0
Short-term investments                                                175,771        18.6        133,318       17.6
                                                                  -----------     -------    -----------    -------
       Total                                                          814,880        86.1        634,067       83.6
Hedge funds                                                           121,466        12.8        113,105       14.9
Other invested assets                                                  10,173         1.1         11,529        1.5
                                                                  -----------     -------    -----------    -------
       Total investment portfolio                                 $   946,519       100.0%   $   758,701      100.0%
                                                                  ===========     =======    ===========    =======

         At December 31, 2003, the fair value of our investment portfolio exceeded its cost by $39.5 million, of which $35.7 million related to limited partnerships and the trading portfolio and $3.8 million related to unrealized appreciation on fixed maturities. At December 31, 2002, the fair value of our investment portfolio exceeded its cost by $44.5 million, of which $31.6 million related to limited partnerships and the trading portfolio and $12.9 million related to unrealized appreciation on fixed maturities.

         We regularly monitor the difference between the estimated fair value of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or "other than temporary". If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in our shareholders' equity. If we believe the decline is "other than temporary", we write down the carrying value of the investment and record a realized loss on our statement of income and comprehensive income. We formally review each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is other than temporary we pay particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments. If we conclude that a decline is other than temporary we recognize a realized investment loss for the impairment. In 2003, we recognized $0.2 million of impairment losses on an asset-backed security whose value had fallen below 80% of face value for more than six months.

         The following table indicates the composition of our fixed maturity investments, including short-term investments, at fair value, by time to maturity at December 31, 2003 and 2002:

                                                                        Composition of Investments By Maturity

                                                                      December 31, 2003         December 31, 2002
                                                                  -----------------------    ----------------------
($000's, except percentages)                                         Amount       Percent      Amount       Percent
                                                                  -----------     -------    -----------    -------
Maturity (1)
One year or less                                                  $   197,757        24.3%   $   195,487       30.8%
Over 1 year through 5 years                                           435,373        53.4        227,583       35.9
Over 5 years through 10 years                                         172,737        21.2        195,287       30.8
Over 10 years through 20 years                                            392         -            7,089        1.1
Over 20 years                                                           8,621         1.1          8,621        1.4
                                                                  -----------     -------    -----------    -------
      Total fixed maturities and short-term investments           $   814,880       100.0%   $   634,067      100.0%
                                                                  ===========     =======    ===========    =======

 ===============================================================================
(1) Based on expected maturity dates, which consider call options and prepayment assumptions.

         The average yield to maturity of our fixed maturities portfolio, including short-term investments at December 31, 2003 and 2002 was 3.2% and 3.3%, respectively.

         The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position:

                                                                   One Year or Less              Over One Year
                                                              -------------------------   --------------------------
                                                                             Unrealized                   Unrealized
($000's)                                                       Fair Value       Loss       Fair Value        Loss
                                                              -----------   -----------   -----------    -----------
United States treasury securities                             $    30,614   $       (61)  $         -    $         -
United States government sponsored agency debentures               34,384        (1,439)            -              -
United States government sponsored agency mortgage-backed
  securities                                                       52,337          (222)            -              -
Other mortgage and asset-backed securities                         71,545          (985)            -              -
Corporate securities                                               54,656        (1,501)            -              -
                                                              -----------   -----------   -----------    -----------
      Total temporarily impaired securities                   $   243,536   $    (4,208)  $         -    $         -
                                                              ===========   ===========   ===========    ===========

         The following table indicates the composition of our fixed maturities portfolio, at fair value, excluding short-term investments, by rating at December 31, 2003 and 2002:

                                                                                Composition of
                                                                   Fixed Maturities Portfolio By Rating (1)

                                                               December 31, 2003              December 31, 2002
                                                         ---------------------------     --------------------------
($000's, except percentages)                                  Amount         Percent         Amount         Percent
                                                         ---------------     -------     -------------      -------
United States treasury securities                        $        40,237        6.3%     $      46,165         9.2%
Foreign denominated securities
    Aaa and/or AAA                                                15,808        2.5             21,871         4.4
    Aa2 and/or AA                                                  5,643        0.9                  -         -
Foreign government securities
    Aa2 and/or AA                                                      -        -                  315         0.1
United States government sponsored agency debentures
    Aaa and/or AAA                                               114,926       18.0             38,062         7.6
    Aa2 and/or AA                                                    514        0.1                  -         -
United States government sponsored agency mortgage-
    backed securities                                            134,323       21.0             42,467         8.5
Other mortgage and asset-backed securities
    Aaa and/or AAA                                               130,256       20.4            111,788        22.3
    Aa2 and/or AA                                                 12,271        1.9              7,510         1.5
    A2 and/or A                                                    3,447        0.5             23,920         4.8
    Baa2 and/or BBB                                                    -        -                  343         0.1
    Not rated or below BB                                            222        0.1                175         -
Municipal securities
    Aaa and/or AAA                                                11,540        1.8             53,659        10.7
    Aa2 and/or AA                                                  7,044        1.1             22,863         4.6
Corporate securities
    Aaa and/or AAA                                                 5,332        0.8              7,846         1.6
    Aa2 and/or AA                                                 16,918        2.6             14,104         2.8
    A2 and/or A                                                  123,588       19.3             87,358        17.4
    Baa2 and/or BBB                                               16,811        2.6             21,680         4.3
    Ba2 and/or BB                                                    229        0.1                623         0.1
                                                         ---------------     -------     -------------      -------
      Total fixed maturities                             $       639,109      100.0%     $     500,749       100.0%
                                                         ===============     =======     =============      =======

    Aaa and/or AAA                                       $       452,422       70.8%     $     321,858        64.3%
    Aa2 and/or AA                                                 42,390        6.6             44,792         8.9
    A2 and/or A                                                  127,035       19.9            111,278        22.2
    Baa2 and/or BBB                                               16,811        2.6             22,023         4.4
    Ba2 and/or BB and/or below                                       451        0.1                798         0.2
                                                         ---------------     -------     -------------      -------
      Total fixed maturities                             $       639,109      100.0%     $     500,749       100.0%
                                                         ===============     =======     =============      =======

================================================================================
(1) Ratings as assigned by Moody's and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations. Where Moody's and S&P have different ratings for a security, the lower rating is used for classification.

         Set out below are the actual total returns of the different elements of our investment portfolio, together with the indices against which we benchmark the portfolio's performance. We use a composite of U.S. Lehman Bond indices for fixed maturities, 1-month LIBOR for short-term investments and the CISDM Fund of Funds Index for hedge funds and other investments. The composite used for fixed maturities is derived from the Lehman Aggregate Index, the Lehman Government 1-3 Year Index, and the Lehman AA Credit Index. Since we do not have an equity portfolio, the Standard & Poors 500 Index is not used as a comparative measure of performance.

Actual vs. Benchmark Total Return                                          Year Ended December 31,
                                                             -----------------------------------------------------
                                                                     2003                           2002
                                                             -----------------------       -----------------------
                                                             Actual        Benchmark       Actual        Benchmark
                                                             ------        ---------       ------        ---------
Fixed maturities                                              3.3%            3.2%          11.1%          10.9%
Short-term investments                                        1.1%            1.2%           1.4%           1.8%
    Total fixed maturities and short-term investments         2.8%            2.7%           8.6%           8.7%
Hedge funds                                                  11.8%            9.9%           7.1%           1.0%
Other invested assets                                         0.0%            9.9%          13.0%           1.0%
    Total investment portfolio                                4.0%            3.8%           8.5%           7.2%


         The investment committee of our Board of Directors and management periodically evaluate the composition of the investment portfolio and reposition the portfolio in response to market conditions in order to improve total risk-adjusted returns while maintaining liquidity and superior credit quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments - Market Risk."

Business: Ratings

         A.M. Best maintains a letter scale rating system ranging from "A++" (superior) to "F" (in liquidation). S&P maintains a letter scale rating system ranging from "AAA" (extremely strong) to "R" (under regulatory supervision). PXRE Group Ltd., including its main operating subsidiaries, PXRE Reinsurance and PXRE Bermuda, is rated "A" (excellent) by A.M. Best, which is the third highest of fifteen rating levels, and "A" (strong) by S&P, which is the sixth highest of twenty-one rating levels.

         The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies. If A.M. Best or S&P were to downgrade us, such downgrade would likely have a material negative impact on our ability to expand our reinsurance portfolio and renew our existing reinsurance portfolio, especially if we were to be downgraded more than one level. These ratings are based upon factors that may be of concern to policyholders, agents and intermediaries, but may not reflect the considerations applicable to an investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

         It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies. Typically such cancellation clauses are triggered if A.M. Best or S&P were to downgrade us below "A-." Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition or future prospects, but such an effect could potentially be materially adverse. For new or renewed contracts at January 1, 2004, 57% (by premium volume) contain provisions allowing clients additional rights upon a decline in PXRE's ratings.

         In addition, certain of our excess of loss reinsurance contracts require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers if A.M. Best were to downgrade us below "A-." In addition, certain other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel the contract and require us to pay a termination fee. The amount of the termination fee would be dependent upon various factors, including level of loss activity.

Business: Regulation

United States

         PXRE Reinsurance is subject to regulation under the insurance statutes of various U.S. states, including Connecticut, the domiciliary state of PXRE Reinsurance. The regulation and supervision to which PXRE Reinsurance is subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, reserves for losses and other matters. In general, such regulation is for the protection of the reinsureds and policyholders, rather than investors.

         In addition, the Company and PXRE Delaware are subject to regulation under the insurance holding company statutes of various U.S. states, including Connecticut. These laws and regulations vary from state to state, but generally require an insurance holding company and reinsurers that are subsidiaries of an insurance holding company to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, and general business operations. Moreover, PXRE Reinsurance may not enter into certain transactions, including certain reinsurance agreements, management agreements, and service contracts, with members of its insurance holding company system, unless it has first notified the Connecticut Insurance Commissioner of its intention to enter into any such transaction and the Connecticut Insurance Commissioner does not disapprove of such transaction within the period specified by the Connecticut insurance statute. Among other things, such related company transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

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

         The principal sources of cash for the payment of operating expenses, debt service obligations, and dividends by the Company are the receipt of dividends from PXRE Reinsurance, PXRE Bermuda and PXRE Barbados. Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders' surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP. Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside our control, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions. The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay without regulatory approval during 2004 is limited to approximately $42.5 million. During 2003, PXRE Reinsurance paid dividends of $65.7 million. See below for a discussion of dividend restrictions applicable to PXRE Bermuda and PXRE Barbados. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources."

         Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the "NAIC"). The NAIC assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company's products and investment portfolio to identify weakly capitalized companies. As of December 31, 2003, PXRE Reinsurance's surplus was $425.2 million and substantially exceeded its calculated risk-based capital authorized control level, which was $29.1 million.

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. For the years ended December 31, 2003, 2002 and 2001, PXRE Reinsurance's results were within the usual values for each of the twelve ratios, except for three ratios in 2003, three ratios in 2002 and one ratio in 2001. The three ratios that fell outside the range in 2003 were due to (a) decreases in net writings in 2003 due to a decrease in finite premiums in 2003 compared to 2002 and net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) decreased surplus primarily due to dividends paid. The three ratios that fell outside of the range in 2002 were due to (a) increases in net writings in 2002 due to the hardening market following September 11, 2001 and the decreased net writings in 2001 due to premiums ceded as a result of September 11, 2001, (b) decreased investment yield associated with general market interest rate levels in 2002 and interest on funds held, and
(c) reserve deficiencies relative to surplus due to deficiencies in PXRE's exited lines segment which included its direct writing unit. The one ratio that fell outside the usual range in 2001 was due to an increase in excess of loss ceded premiums written and the statutory accounting effect of one retroactive contract.

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

Bermuda

         The Insurance Act 1978 of Bermuda and related regulations (collectively, the "Act") impose on Bermuda insurance companies, including PXRE Bermuda, solvency and liquidity standards and auditing and reporting requirements, and grants to the Bermuda Monetary Authority ("BMA") powers to supervise, investigate and intervene in the affairs of insurance companies.

         The Act provides that the value of the general business assets of a Class 3 insurer must exceed the amount of its general business liabilities by a prescribed minimum solvency margin. PXRE Bermuda, as a Class 3 insurer, is required to maintain a minimum solvency margin equal to the greatest of: (a) $1.0 million, (b) 20% of net premiums written up to $6.0 million, or where net premiums are projected to exceed $6.0 million, $1.2 million plus 15% of net premiums written over $6.0 million or (c) 15% of loss reserves. In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

         As a Class 3 insurer, PXRE Bermuda also is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements, and if it appears to the BMA that there is a risk of the insurer becoming insolvent or that it is in breach of the Act or any conditions imposed upon its registration, the BMA may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the BMA may think fit.

         The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

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

         At December 31, 2003, PXRE Bermuda's solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

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

         (ii) to the extent that premium income of the preceding financial year exceeds US$750,000 but is equal to or less than US$5.0 million, the assets must exceed liabilities by 20% of the premium income of the preceding financial year; and

         (iii) to the extent that premium income of the preceding financial year exceeds US$5.0 million, the assets must exceed liabilities by the aggregate of US$1.0 million and 10% of the premium income of the preceding financial year.

         PXRE Barbados is not required at the present time to maintain any additional statutory deposits or reserves relative to its business.

United Kingdom

         PXRE Limited and PXRE Lloyd's Syndicate 1224 are subject to regulation by Lloyd's. The form of that regulation is prescribed by the Lloyd's Act of 1982 and Lloyd's internal regulatory bye-laws and directions. The regulation and supervision to which PXRE Limited is subject relates primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities with Lloyd's to support its underwriting) and prescribed methods of accounting. PXRE Lloyd's Syndicate 1224 has to comply with accounting regulation, internal reporting, and is subject to periodic examinations of compliance. The Lloyd's market is regulated externally by the Financial Services Authority, although the day-to-day regulation of the market remains the responsibility of the Council of Lloyd's. All cash and invested assets of PXRE Lloyd's Syndicate 1224, amounting to approximately $9.2 million at December 31, 2003, are restricted from being paid as a dividend until the run off is completed.

Business: Taxation of PXRE and its Subsidiaries

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

Barbados

         Under Barbados law, PXRE Barbados is subject to tax on its worldwide income at the normal corporation tax rate of 37.5%. PXRE Barbados is allowed a tax credit in respect of premiums from insurance business and investment income that does not originate in Barbados ("foreign business"). To the extent that the foreign business constitutes more than 81% of the aggregate total insurance business and investment returns of PXRE Barbados, PXRE Barbados will be allowed a tax credit of 93%, thereby reducing the effective tax rate in Barbados to 2.6%.

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

         On this basis, we do not expect that the Company and our subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below). However, irrespective of such guidelines, there can be no assurance that PXRE Bermuda and PXRE Barbados will qualify for the Bermuda Treaty and the Barbados Treaty, respectively, now or in the future, or that the Bermuda Treaty or the Barbados Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that they currently provide. In fact, according to U.S. Treasury Department News Release JS-945 of October 27, 2003, negotiators from the United States and Barbados have been meeting on a priority basis to discuss revisions to the current tax treaty "to ensure that it operates in the manner intended, providing relief from double taxation for cross-border trade and investment between the two countries." We are not in a position at this time to anticipate what, if any, changes might be made to the Barbados Treaty as a result of these discussions or how any such changes might impact the Company. In addition, we note that a single-sponsor bill was introduced in the U.S. House of Representatives on September 17, 2003 that would, by its terms, override the Barbados Treaty for purposes of applying the Internal Revenue Code with respect to taxable years ending after the date of enactment. If such legislation were enacted, dividends paid by PXRE Delaware to PXRE Barbados would be subject to the 30% withholding tax. Such a result may have a materially adverse effect on our financial condition and results of operations.

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

         The Company and its non-U.S. subsidiaries are subject to U.S. withholding tax at the 30% rate on certain income from U.S. sources which is not considered effectively connected with the conduct of a U.S. trade or business. This rate is generally reduced to 5% under the Barbados Treaty which, as discussed above, we believe should be applicable to dividends paid to PXRE Barbados by our U.S. subsidiaries.

         The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to PXRE Bermuda and PXRE Barbados is 1% of gross premiums.

Legislation

         Bills remain under consideration and continue to be introduced in both houses of the U.S. Congress that might adversely affect the federal income tax treatment of persons involved in so- called "inversion" or "expatriation" transactions similar to the October 1999 reorganization of the Company described herein under "Business: History." Among the potentially adverse tax consequences of certain of these bills, a foreign corporation such as the Company would be taxed as a U.S. domestic corporation under the Internal Revenue Code if it participated in an "inversion" or "expatriation" transaction, subsequent transaction among "related" parties could require prior Internal Revenue Service approval and/or expanded "earnings stripping" rules could result in the disallowance of interest deductions by related U.S. borrowers. "Anti inversion" provisions such as these were deleted from the Jobs and Growth Tax Relief Act of 2003 (P.L.108-27) signed into law on May 28, 2003, and most, if not all, of the currently pending "anti-inversion" bills would not apply to "inversion" or "expatriation" transactions which took place as long ago as October 1999. In addition, legislation has been proposed which would allow the IRS to reallocate the amount of income between related persons who are parties to a reinsurance transaction. However, we are unable to predict whether any such current or future "anti-inversion" reallocation legislative proposals will be enacted, the exact form any such legislation may ultimately take and what impact any such legislation would have on us.

Business: Employees

         We employed 72 full-time employees at December 31, 2003. No employees are represented by a labor union, and management considers its relationship with our employees to be excellent.

         A significant number of the PXRE's Bermuda based employees, including senior management of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. Substantially all of our key officers, including our Chief Executive Officer, Chief Financial Officer, most executive vice presidents and key reinsurance underwriters are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

Business: Available Information

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

         We maintain an Internet website at http://www.pxre.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the SEC.

         We also post the following PXRE corporate governance documents on our website:

         o   Corporate Governance Guidelines

         o   Audit Committee Charter

         o   Nominating/Corporate Governance Committee Charter

         o   Human Resources Charter

         o Code of Business Conduct and Ethics for Directors, Officers and Employees

         We will deliver any of these corporate governance documents free of charge upon request by any investor. Investors should contact The Ruth Group, our regularly retained investor relations consultant by calling Stephanie Carrington, 646-536-7017, to request any of those documents.

         The information on our website is not incorporated by reference into this report.

Item 2.       Properties

         PXRE leases office space in Bermuda where our principal executive offices are located, and in Edison, New Jersey, where PXRE Reinsurance's principal offices are located. We also lease office space in Brussels, Belgium. Our properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. PXRE believes the facilities it occupies are adequate for the purposes for which they are currently used and are well maintained.

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

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of December 31, 2003, we have recorded $34.4 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.2 million on an after-tax basis.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
              Matters

Common Shares

         The Company's common shares are listed on the New York Stock Exchange under the symbol "PXT." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common shares as reported by the New York Stock Exchange and cash dividends per common share declared and subsequently paid:

                                      Closing Price
                              ---------------------------
                                  High              Low           Dividends
                              ---------         ---------         ---------
2003:
First Quarter                 $   26.00         $   19.00         $   0.06
Second Quarter                    22.00             19.05             0.06
Third Quarter                     19.90             16.90             0.06
Fourth Quarter                    24.20             17.75             0.06

2002:
First Quarter                 $   24.00         $   16.88         $   0.06
Second Quarter                    26.65             22.73             0.06
Third Quarter                     24.20             18.60             0.06
Fourth Quarter                    24.50             18.86             0.06

         As of March 11, 2004, there were 14,063,868 common shares issued and outstanding, which shares were held by approximately 153 shareholders of record and, based on the Company's best information, by approximately 1,200 beneficial owners of the common shares. See Notes 10 and 11 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

         In April 2002, the Company issued 15,000 Convertible Voting Preferred Shares (the "Preferred Stock"). As of December 31, 2003, there were 17,219 shares of Preferred Stock outstanding that are ultimately convertible into 12,100,347 common shares, representing approximately 46.2% of the Company's outstanding common shares on a fully diluted basis as of March 11, 2004. See "Market for Registrant's Common Equity and Related Shareholder Matters--Preferred Shares" below.

         The payment of dividends on the common shares is subject to the discretion of the Company's Board of Directors, which will consider, among other factors, our operating results, overall financial condition, capital requirements and general business conditions. There can be no assurance that dividends will be paid in the future. Under the terms of the Preferred Stock, the payment of dividends on the Company's common shares is subject to the following limitations: (i) no dividend may be paid upon the common shares if the dividends payable upon the Preferred Stock are overdue, (ii) the amount of dividends paid with respect to the common shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the "Permitted Dividend Amount") without the consent of the majority of holders of the Preferred Stock; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to common shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital shares of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount. For this purpose, the term "Permitted Tender Offer Amount" means an amount equal to 20% of the cumulative amount by which our consolidated net income in any calendar year commencing with the year ending December 31, 2002 exceeds $50.0 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of our capital shares on or after December 10, 2001.

         As a holding company, the Company is dependent upon dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay dividends to the Company's shareholders. PXRE Reinsurance is subject to U.S. state laws, and PXRE Bermuda is subject to Bermuda law, which may restrict their ability to distribute dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Regulation" for further information concerning restrictions under U.S. and Bermuda law.

         Under the Company's Bye-Laws, subject to certain exceptions and to waiver by the Company's Board of Directors on a case by case basis, no transfer of the Company's shares is permitted if such transfer would result in a shareholder owning, directly or indirectly, more than 9.9% of the voting power of the outstanding shares, including common shares, of the Company or more than 9.9% of the outstanding shares of any class of the Company's shares. Ownership is broadly defined in the Company's Bye-Laws.

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

         In addition, in the event that the Company becomes aware of a shareholder owning more than 9.9% of the voting power of the Company's outstanding shares after a transfer of shares has been registered, the Company's Bye-Laws provide that, subject to the same exceptions and waiver procedures, the voting rights with respect to the shares of the Company owned by any such shareholder will be limited to a voting power of 9.9%. The Board has determined to waive this requirement with respect to Capital Z Financial Services Fund II, L.P. (including, for such purpose, certain of its affiliates).

Preferred Shares

         As of December 31, 2003 there were 17,219.023 shares of Preferred Shares outstanding. These shares are allocated to three series, Series A, Series B and Series C. The issuance of 8,609.512 Series A Preferred Shares, are allocated to two sub-series of shares, 5,739.675 shares allocated to sub-series Al (Al Preferred Shares) and 2,869.837 shares allocated to sub-series A2 (A2 Preferred Shares); the issuance of 5,739.674 shares of Series B Preferred Shares, are allocated to two sub-series of shares, 3,826.449 shares allocated to Series B1 (B1 Preferred Shares) and 1,913.225 shares allocated to Series B2 (B2 Preferred Shares); and the issuance of 2,869.837 shares of Series C Preferred Shares, are allocated to two sub-series of shares, 1,913.225 shares allocated to Series Cl (Cl Preferred Shares) and 956.612 shares allocated to Series C2 (C2 Preferred Shares). The material terms and provisions of the rights, preferences and privileges of the Preferred Shares and Convertible Common Shares are contained in the Description of Stock for Series A Convertible Voting Preferred Shares, Series B Convertible Voting Preferred Shares, Series C Convertible Voting Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares.

         For each series, each Preferred Share, in whole or in part, is convertible at any time at the option of the holder into Convertible Common Shares for such series. The number of Convertible Common Shares per Preferred Share issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the Preferred Shares plus accrued but unpaid dividends thereon, by the conversion price then in effect. The current conversion price is $14.23. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional Common Shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At December 31, 2003, PXRE has incurred $21.7 million of net adverse development above this $7.0 million threshold resulting in the adjusted conversion price of $14.23.

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

         The aggregate purchase price paid for the shares of Preferred Stock issued totaled $150.0 million. The Company's shareholders approved the issuance on February 12, 2002.

Item 6.       Selected Financial Data.

                                                                        Year Ended December 31,
                                                    ---------------------------------------------------------------
                                                       2003         2002         2001         2000          1999
($000's except per share data and ratios)               (1)        (1)(5)         (1)          (1)         (1)(2)
                                                    -----------  -----------  -----------  -----------  -----------
Income Statement Data:
Gross premiums written                              $   339,140  $   366,768  $   290,213  $   268,990  $   221,349
Premiums ceded                                          (60,729)     (72,285)    (135,735)     (96,289)     (82,504)
                                                    -----------  -----------  -----------  -----------  -----------
Net premiums written                                    278,411      294,483      154,478      172,701      138,845
Change in unearned premiums                              42,522      (25,123)       7,647      (12,495)     (10,342)
                                                    -----------  -----------  -----------  -----------  -----------
Net premiums earned                                     320,933      269,360      162,125      160,206      128,503
Net investment income                                    26,931       24,893       30,036       30,037       47,173
Net realized investment gains (losses)                    2,447        8,981        4,023        3,191       (3,766)
Fee income                                                5,014        3,432        5,786        5,483        3,590
                                                    -----------  -----------  -----------  -----------  -----------
   Total revenues                                       355,325      306,666      201,970      198,917      175,500
                                                    -----------  -----------  -----------  -----------  -----------

Losses and loss expenses incurred                       158,488      126,862      151,703      137,765      159,259
Commissions and brokerage                                47,360       53,391       30,350       34,899       27,702
Other operating expenses                                 38,954       32,454       29,606       35,407       30,053
Interest expense                                          2,506        2,939        4,424        4,778        3,915
Minority interest in consolidated subsidiaries           10,528        8,646        8,877        8,875        8,790
                                                    -----------  -----------  -----------  -----------  -----------
   Total losses and expenses                            257,836      224,292      224,960      221,724      229,719
                                                    -----------  -----------  -----------  -----------  -----------

Income (loss) before income taxes and cumulative
   effect of accounting change                           97,489       82,374      (22,990)     (22,807)     (54,219)
Income tax provision (benefit)                              841       17,829       (4,704)     (12,007)     (12,775)
                                                    -----------  -----------  -----------  -----------  -----------
Income (loss) before cumulative effect of
   accounting change                                     96,648       64,545      (18,286)     (10,800)     (41,444)
Cumulative effect of accounting change, net of tax            -            -          319            -         (695)
                                                    -----------  -----------  -----------  -----------  -----------
Net income (loss) before convertible preferred
   share dividends                                  $    96,648  $    64,545  $   (17,967) $   (10,800) $   (42,139)
                                                    ===========  ===========  ===========  ===========  ===========
Convertible preferred share dividends                    13,113        9,077            -            -            -
                                                    -----------  -----------  -----------  -----------  -----------
Net income (loss) available to common shareholders  $    83,535  $    55,468  $   (17,967) $   (10,800) $   (42,139)
                                                    ===========  ===========  ===========  ===========  ===========

                                                                        Year Ended December 31,
                                                    ---------------------------------------------------------------
                                                       2003         2002         2001          2000         1999
($000's except per share data and ratios)               (1)        (1)(5)         (1)          (1)         (1)(2)
                                                    ----------  -----------   ----------   ----------    ----------
Ratio of earnings to fixed charges (3)                    5.22         4.64         -            -             -
Ratio of earnings to combined fixed charges and
   convertible preferred dividends (3)                    3.32         3.07         -            -             -

Basic earnings per common share:
   Income (loss) before cumulative effect of
      accounting change and convertible preferred
      share dividends                               $     8.06   $     5.47   $    (1.58)  $    (0.95)   $    (3.58)
   Cumulative effect of accounting change                 -            -            0.03         -            (0.06)
   Convertible preferred share dividends                 (1.09)       (0.77)        -            -             -
                                                    ----------  -----------   ----------   ----------    ----------
   Net income (loss) available to common
      shareholders                                  $     6.97   $     4.70   $    (1.55)  $    (0.95)   $    (3.64)
                                                    ==========  ===========   ==========   ==========    ==========
   Average common shares outstanding                    11,992       11,802       11,578       11,394        11,568
                                                    ==========  ===========   ==========   ==========    ==========

Diluted earnings per common share:
   Income (loss) before cumulative effect of
      accounting change                             $     4.10   $     3.28   $    (1.58)  $    (0.95)   $    (3.58)
   Cumulative effect of accounting change                 -            -            0.03         -            (0.06)
                                                    ----------  -----------   ----------   ----------    ----------
   Net income (loss)                                $     4.10   $     3.28   $    (1.55)  $    (0.95)   $    (3.64)
                                                    ==========  ===========   ==========   ==========    ==========
   Average common shares outstanding                    23,575       19,662       11,578       11,394        11,568
                                                    ==========  ===========   ==========   ==========    ==========

Cash dividends per common share                     $     0.24   $     0.24   $     0.24   $     0.24    $     0.64

Other Operating Data:
   GAAP loss ratio (4)                                   49.4%        47.1%        93.6%        86.0%        123.9%
   GAAP underwriting expense ratio (4)                   25.3         30.6         33.4         40.5          43.0
                                                    ----------  -----------   ----------   ----------    ----------
   GAAP combined ratio (4)                               74.7%        77.7%       127.0%       126.5%        166.9%
                                                    ==========  ===========   ==========   ==========    ==========

                                                                          As of December 31,
                                                    ---------------------------------------------------------------
($000's except per share data)                         2003         2002         2001          2000         1999
                                                    ----------  -----------   ----------   ----------    ----------
Balance Sheet Data:
Cash and investments                                $ 1,012,327  $   805,331  $   531,233  $   505,101   $   524,303
Total assets                                          1,359,647    1,237,142    1,005,938      784,747       780,180
Losses and loss expenses                                450,635      447,829      453,705      251,619       261,551
Minority interest in consolidated subsidiaries          156,841       94,335       99,530       99,525        99,521
Debt payable                                                  -       30,000       55,000       65,000        75,000
Total shareholders' equity                              564,516      453,464      239,780      259,386       263,279
Book value per common share                              $22.24       $20.33       $20.20       $21.94        $22.54
Statutory capital and surplus:
   PXRE Reinsurance                                 $   425,210  $   457,217  $   331,959  $   348,858   $   399,007
   PXRE Bermuda                                         425,839       70,609       34,332       29,982        24,598

================================================================================
(1) The Company was incorporated on June 1, 1999 as a Bermuda exempted company and a wholly owned subsidiary of PXRE Purpose Trust, a purpose trust established under the laws of Bermuda. On October 5, 1999, PXRE Delaware completed a reorganization pursuant to which the Company became the ultimate parent holding company of PXRE Delaware. PXRE Delaware and its subsidiaries provide property and casualty reinsurance and insurance products to a national and international marketplace. In connection with the reorganization, the Company repurchased for $1.00 per share 100% of the common shares owned by PXRE Purpose Trust and each outstanding share of PXRE Delaware common stock (other than shares held by PXRE Delaware and its subsidiaries) was converted into one common share of the Company. After the consummation of the reorganization the Company commenced carrying on the holding company functions previously conducted by PXRE Delaware.

(2) In the fourth quarter of 1999, PXRE changed the reporting period for its U.K. operations from a fiscal year ending September 30 to a calendar year ending December 31. The results of operations for the period from October 1, 1998 to December 31, 1998, amounted to a loss of approximately $0.1 million. This loss was charged to retained earnings during 1999 in order to report only twelve months' operating results. The U.K. operations of PXRE Limited and PXRE Managing Agency are included in the consolidated results on a one-quarter lag basis through the third quarter of 1999.

(3) The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations, (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest, and (ii) fixed charges consist of interest on indebtedness, interest expense on premiums withheld under certain ceded reinsurance contracts and that portion of rentals which is deemed by PXRE's management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $22.5 million, $22.8 million and $55.3 million for the years ended December 31, 2001, 2000, and 1999 respectively. The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $22.5 million, $22.8 million and $55.3 million for the years ended December 31, 2001, 2000, and 1999 respectively.

(4) The loss, underwriting expense and combined ratios included under "Other Operating Data" have been derived from our consolidated statements of income prepared in accordance with GAAP.

(5) FASB issued Statement of Financial Accounting Standard ("FASB") No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. PXRE adopted the new standard effective January 1, 2002. As a result, a gain of $1.4 million on the repurchase of $5.2 million of Minority Interest in Consolidated Subsidiaries was classified with net realized investment gains during 2002.

Item 7 . Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is comprised of an overview of the Company, critical accounting policy disclosures, comparisons of operating results between periods, a discussion of our financial condition at December 31, 2003 and disclosure of certain risks and uncertainties. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may vary materially from the results described or implied by these forward-looking statements.

Overview

         PXRE Group Ltd. is an insurance holding company domiciled in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for 93% of net premiums written and virtually all of our underwriting income for the year ended December 31, 2003. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess and pro rata reinsurance products. We also provide, to a lesser extent and on an opportunistic basis, finite reinsurance products to a small number of clients.

         We generated net income of $96.6 million in 2003, which represents a 50% increase from the net income of $64.5 million in the 2002. These favorable results were primarily driven by the 44% growth in the net premiums earned in our catastrophe and risk excess segment during 2003 as compared to 2002 and by the 27.2% loss ratio experienced in that segment during 2003.

         As a reinsurer, we generate income primarily through the premiums from clients who purchase our reinsurance contracts and the investment income generated by our portfolio of invested assets. Our primary expenses are the losses incurred under our reinsurance contracts, commissions and brokerage paid to reinsurance brokers who place reinsurance contracts with us, our general operating expenses such as salaries and rent, and interest expense on our debt and trust preferred securities. The two largest variables that determine our profitability of our business from period to period are generally the amount of premiums generated and the size of losses incurred.

         Our ability and willingness to generate significant premium volume is highly dependent upon the premium pricing levels in the reinsurance market. Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and levels of surplus capacity. All of these factors fluctuate and have historically caused cyclical increases and declines in premium rates.

         Recent events in the reinsurance marketplace, including large losses resulting from catastrophic events (including the events of September 11, 2001), recognized industry-wide reserve deficiencies, poor investment performance and the continued exit of insurance industry players, have resulted in considerable increases in pricing in conjunction with improved terms and conditions for the insurance industry. Importantly, this has impacted our markets considerably and has created attractive opportunities for us.

         These favorable market conditions have driven our strong growth in net premiums written in our catastrophe and risk excess segment of 46% for the year ended December 31, 2003 as compared with the year earlier period. Our growth in 2003 builds on the prior growth in 2002 of 202% of net premiums written in the catastrophe and risk excess segment as compared with 2001.

         Although pricing in the property catastrophe reinsurance market remains healthy in 2004, we expect that the pricing will remain generally flat in 2004, with modest rate decreases in certain geographic zones. As a result, we do not expect that we will be able to sustain in 2004 the significant growth rates achieved in our catastrophe and risk excess business in 2003 and 2002. We do, however, believe that we have opportunities to achieve additional growth in 2004 through the expansion of our client base and through additional penetration with existing clients.

         Since the primary focus of our business is on property catastrophe reinsurance, the size of our losses during any annual period depends, to a large extent, on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. This focus on short-tail, high-severity, and low frequency lines of business exposes us to short term volatility in our operating results. We have been able to successfully underwrite these products over the long term, as evidenced by our cumulative average catastrophe and risk excess loss ratio of 47.0% for the period from 1987 to December 31, 2003.

         There was a relatively low incidence of catastrophe events in 2003. As a result, our loss experience in our catastrophe and risk excess segment was very favorable. Given our focus on catastrophe coverages, we are unable to predict the size or scope of losses we might experience in 2004.

         The favorable results achieved in our catastrophe and risk excess segment were somewhat offset in 2003 by net adverse development of $45.8 million in prior-year loss and loss expenses reserves, primarily arising from our exited direct casualty operations. Following a reserve review during the third quarter of 2003, which included a review by a nationally recognized third party actuarial firm of the most troublesome area, the general liability line of business written by our exited casualty business, and further internal actuarial review of our loss reserve estimates during the fourth quarter of 2003, management believes that our overall liability for losses and loss expenses recorded as of December 31, 2003 is adequate.

Critical Accounting Policy Disclosures

         We disclose our significant accounting policies in the notes to the consolidated financial statements. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments. Our critical accounting policies include the estimation of reserves for loss and loss expenses, estimation and recognition of assumed and ceded premiums and valuation of investments.

         Estimation of Loss and Loss Expenses

         As a property catastrophe reinsurer, our estimates of losses are inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders' equity.

         In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on industry estimates, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at December 31, 2003 for this event was $69.5 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 122%.

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

         During 2003, we experienced net adverse development of $45.8 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance referred to in Financial Condition - Liquidity - Commitments, Contingencies and Contractual Obligations.

         The $21.8 million of 2003 adverse development attributable to our exited direct casualty reinsurance operations was primarily caused by $16.4 million of general liability development, with $15.3 million of this development attributable to the 2001 and 2000 accident years. In addition to the explicit recognition of more than expected reported losses during the year, there was a shift in actuarial methods with the maturing of the underwriting years.

         For the year ended December 31, 2002, we experienced net adverse development of $25.4 million for prior-year loss and loss expense, $16.9 million of which was due to loss development in our exited lines segment relating primarily to the 2000 and 2001 underwriting years. Adverse development of $16.2 million was primarily caused by larger than expected reported claims under our direct reinsurance contracts and corroborated by revised industry data. We ceased underwriting this business in September 2001.

         The $16.2 million of adverse development attributable to PXRE's former direct operation in 2002 was primarily associated with the recent 2001 accident year ($9.9 million of adverse development) and recent 2000 accident year ($5.4 million of adverse development). As of each financial reporting date, PXRE records its best estimate of the ultimate amount of losses incurred but not yet paid.

         With respect to actuarial techniques for loss reserving, PXRE places more weight on the Bornhuetter-Ferguson approach for recent accident years and, for earlier years, relies more on loss development approaches. At year-end 2000 and 2001, PXRE placed more weight on the Bornhuetter-Ferguson technique, which relied on industry loss ratios and premiums which, with hindsight, underestimated the amount of underpricing for the 1998 to 2001 underwriting years, in its actuarial analysis of the direct casualty business. When the amount of reported losses became a more reliable means for setting reserve estimates, PXRE started to place more weight on these reported losses to estimate its loss reserves and less weight on the Bornhuetter-Ferguson technique.

         PXRE's loss reserve estimation process takes into consideration the facts and circumstances related to reported losses; however, for immature accident years, reported casualty losses are relatively insignificant when compared to ultimate losses. As such, it is difficult to determine how facts and circumstances related to early-notified claims will impact future reported losses. When reported losses grow to a magnitude at which they suggest a trend, PXRE can, and does, re-estimate loss reserves for periods which will appear to be affected by such trend.

         Loss and loss expense liabilities as estimated by PXRE's actuaries and recorded by management in the statement of financial position as of December 31, 2003 were as follows:


($000's)                                           Gross               Net
                                             ----------------   ----------------
Catastrophe and Risk Excess                  $        193,826   $         94,439
Finite Business                                       130,239             97,420
Other Lines                                             5,888              4,981
Exited Lines                                          120,682            106,871
                                             ----------------   ----------------
Total                                        $        450,635   $        303,711
                                             ================   ================

         On an overall basis, the low and high ends of a range of reasonable net loss reserves are $32.2 million below and $35.7 million above the $303.7 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:


($000's)                             Low End         Net           High End
                                   -----------    -----------   ------------
Catastrophe and Risk Excess        $    79,750    $    94,439   $    110,725
Finite Business                         80,055         97,420        117,218
Other Lines                              4,354          4,981          5,662
Exited Lines                            95,028        106,871        119,603


         Estimation and Recognition of Assumed and Ceded Premiums

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

         Valuation of Investments

         Fair values for our investments in hedge funds and other privately held fixed income and equity securities generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager's business. Such valuations may differ significantly from the values that would have been used had readily available markets existed.

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

         We regularly monitor the difference between the estimated fair value of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or "other than temporary." If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in our shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss on our statement of income and comprehensive income. We formally review each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is other than temporary we pay particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments. If we conclude that a decline is other than temporary we recognize a realized investment loss for the impairment. In 2003 and 2002, we recognized $0.2 million and $0.7 million of impairment losses, respectively.

Comparison of Operating Results between Periods

Comparison of 2003 with 2002

         For the year ended December 31, 2003, net income before convertible preferred share dividends was $96.6 million compared to $64.5 million for 2002. The net income per diluted common share was $4.10 for 2003 compared to $3.28 for 2002, based on diluted average shares outstanding of approximately 23.6 million in 2003 and 19.7 million in 2002.

Premiums

         Gross and net premiums written for 2003 and 2002 were as follows:

                                       Year Ended December 31,
                                 --------------------------------     % Increase
($000's)                             2003               2002          (Decrease)
                                 -------------      -------------     ----------
Gross premiums written           $     339,140      $     366,768         (8)%
Ceded premiums written                 (60,729)           (72,285)       (16)
                                 -------------      -------------
Net premiums written             $     278,411      $     294,483         (5)%
                                 =============      =============

         Gross premiums written for the year ended December 31, 2003 decreased 8% to $339.1 million from $366.8 million in 2002. This decrease in gross premiums written is primarily due to a planned decrease in our finite segment of $102.7 million, or 93%, compared to 2002. Partially offsetting the decrease in finite gross premiums written was an increase in the catastrophe and risk excess segment of $76.7 million, or 32%, compared to 2002. This increase is attributable to improved pricing, increased participation with long-standing clients and increased amounts of new business.

         As part of our efforts to return to our core catastrophe and risk business, we have intentionally de-emphasized our finite business. This business is currently focused on a limited group of cedents and on policies that do not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. As a result, finite premiums are expected to be less than in prior periods.

         Ceded premiums written decreased by 16% to $60.7 million for the year ended December 31, 2003 compared to $72.3 million for 2002, primarily as a result of an $8.1 million decrease in finite business ceded and cessions on the per-risk portion of the catastrophe and risk excess segment.

         Net premiums written for the year ended December 31, 2003 decreased 5% to $278.4 million from $294.5 million in 2002. Net premiums written in our finite segment decreased by $94.7 million, or 92%, compared to 2002. Partially offsetting the decrease in finite net premiums written was an increase in the catastrophe and risk excess segment of $81.6 million, or 46%, compared to 2002. The changes in these segments are due to the same factors as those discussed above in gross premiums written. Net premiums written in the exited lines segment decreased $3.7 million during the year ended December 31, 2003 compared to 2002. Since we have decided to focus on our core catastrophe and risk excess segment and have ceased writing the businesses we have classified as exited lines, we do not expect to report material premiums written and earned in the exited lines segment during 2004.

         Gross and net premiums earned for the year ended December 31, 2003 and 2002 were as follows:

 ($000's)                                 Year Ended December 31,
                                       ---------------------------    % Increase
                                         2003               2002      (Decrease)
                                       ------------   ------------    ----------
Gross premiums earned                  $    381,705   $    349,312          9%
Ceded premiums earned                       (60,772)       (79,952)       (24)
                                       ------------   ------------
Net premiums earned                    $    320,933   $    269,360         19%
                                       ============   ============


         Gross premiums earned for the year ended December 31, 2003 increased 9% to $381.7 million from $349.3 million in 2002. This increase is due to an increase in the catastrophe and risk excess segment of $78.1 million, or 33%, compared to 2002. Partially offsetting this increase was a decrease in our exited lines segment of $23.8 million, or 77%, and a decrease in our finite segment of $18.8 million, or 26%, compared to 2002. The changes in these segments are due to the same factors as discussed above in gross and net premiums written.

         Ceded premiums earned decreased by 24% to $60.8 million for the year ended December 31, 2003 compared to $80.0 million for 2002, primarily as a result of a $15.4 million decrease in finite business ceded and cessions on the per-risk portion of the catastrophe and risk excess segment.

         Net premiums earned in the year ended December 31, 2003 increased 19% to $320.9 million from $269.4 million for 2002. Net premiums earned in the catastrophe and risk excess segment increased $78.1 million, or 44%, for the year ended December 31, 2003 compared to 2002. Net premiums earned in the exited lines segment experienced a decline of $22.8 million, or 82%, for the year ended December 31, 2003 as compared to 2002. The changes in net premiums earned for the catastrophe and risk excess segment and the exited lines segment are due to the same factors as discussed above in gross and net premiums written.

         A summary of our 2003 and 2002 net premiums written and earned by business segment is included in Note 12 to the Consolidated Financial Statements.

Fee Income

         Fee income was $5.0 million for the year ended December 31, 2003 compared to $3.4 million for 2002. This income is comprised primarily of override commissions on quota share reinsurance cessions as well as fees earned from certain finite contracts accounted for as deposits.

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

         The following table summarizes the loss ratio, expense ratio and combined ratio for the year ended December 31, 2003 and 2002, respectively:

(%)                                                 Year Ended December 31,
                                                    -----------------------
                                                    2003               2002
                                                    ----               ----
Loss ratio                                          49.4               47.1
Expense ratio                                       25.3               30.6
                                                    ----               ----
Combined ratio                                      74.7               77.7
                                                    ====               ====

Catastrophe and Risk Excess loss ratio              27.2               30.0
                                                    ====               ====


Losses and Loss Expenses

         Losses incurred for the year ended December 31, 2003 amounted to $158.5 million compared to $126.9 million in 2002. Our loss ratio was 49.4% for the year ended December 31, 2003 compared to 47.1% in 2002.

         We did not experience any significant catastrophe activity in 2003. The largest losses were related to the winter storms in the Midwest and the wildfires in California, but we incurred less than $10.0 million with respect to each of these losses. The loss ratio for 2002 was affected by the 2002 European flood losses of $17.8 million. During 2003, we experienced net adverse development of $45.8 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance agreement referred to in Financial Condition - Liquidity - Commitment, Contingencies and Contractual Obligations. In 2002, we experienced net adverse development of $25.4 million for prior-year loss and loss expenses, $16.9 million of which was due to loss development on our exited lines segment relating primarily to the 2000 and 2001 underwriting years.

Underwriting Expenses

         The expense ratio was 25.3% for 2003 compared with 30.6% for 2002. The decrease was primarily due to reduced commissions associated with finite contracts and exited lines business, offset, in part, by a fee on the commutation of a reinsurance agreement with P-1 Re Ltd., an exempted Bermuda Class 3 insurance company. The commission and brokerage ratio, net of fee income, was 13.2% for 2003, compared with 18.6% in 2002. During the year ended December 31, 2003, we incurred $4.0 million of structuring fees related to a reinsurance agreement with P-1 Re Ltd. and the subsequent commutation thereof. The operating expense ratio was 12.1% for 2003 compared with 12.0% for 2002. Other operating expenses increased 20% to $39.0 million for 2003 from $32.5 million in 2002. The increase is largely due to $3.0 million of expenses associated with hiring new underwriters and relocating other underwriters to our Bermuda office, various compensation costs of $1.2 million relating to the retirement of PXRE's former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role, a $1.0 million change in net foreign exchange and a $0.5 million increase in our director and officer liability insurance.

Net Investment Income

         Net investment income for the year ended December 31, 2003 increased 8% to $26.9 million from $24.9 million for 2002, primarily as a result of a $6.2 million increase in income from hedge funds, as well as an increase in the average invested balance due to cash flows from operations. Investment income related to our hedge fund portfolio increased to $13.4 million in 2003 from $7.2 million in 2002. Investment in hedge funds produced a return of 11.8% for the year ended December 31, 2003 compared with 7.0% in 2002. Partially offsetting these increases was a decrease in the book yield of our fixed maturity and short-term investment portfolios for the year ended December 31, 2003 to 3.6% during 2003 from 4.5% in 2002. In addition, there were two non-recurring items during the year ended December 31, 2002, $1.5 million of judgment interest from the Terra Nova Insurance Company Limited ("Terra Nova") lawsuit and a $3.0 million special distribution from a private limited partnership.

         Investment income for the year ended December 31, 2003 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $26.4 million and $24.9 million as of December 31, 2003 and 2002, respectively, for which we have recognized $1.7 million of investment income for both the years ended December 31, 2003 and 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $124.1 million and $122.2 million due to reinsurers as of December 31, 2003 and 2002, respectively, for which we recognized a charge to investment income of $9.1 million and $9.8 million during the year ended December 31, 2003 and 2002, respectively. On a net basis, this reduction to investment income was $2.5 million and $3.2 million for the year ended December 31, 2003 and 2002, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the period. The weighted average contractual investment return on the funds held by PXRE is 6.8% and 7.8% for the year ended December 31, 2003 and 2002, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be six years as of December 31, 2003 on a weighted average basis.

Net Realized Investment Gains

         Net realized investment gains for 2003 were $2.4 million compared to gains of $9.0 million for 2002. Included in the net realized investment gains for the year ended December 31, 2002 were gains of $1.4 million realized on the repurchase of $5.2 million of our capital trust pass-through securities and gains realized on shortening of the average maturity of securities in our investment portfolio.

Interest Expense

         Interest expense, other than minority interest expense in consolidated subsidiaries, decreased to $2.5 million for 2003 compared to $2.9 million in 2002. During 2003 we made repayments of $20.0 million on March 31, 2003 and $10.0 million on May 16, 2003 under a bank credit facility. As a result this bank facility was paid in full and terminated. An interest rate swap previously accounted for as a cash flow hedge was no longer effective. Consequently $1.1 million has been charged as interest expense in the year ended December 31, 2003 as a result of the termination of the bank facility. This charge did not impact shareholders' equity because it was previously recorded as a component of other comprehensive income. In addition, there was an acceleration of the amortization of expenses related to this bank facility of $0.3 million during the year ended December 31, 2003. PXRE incurred minority interest expense of $10.5 million related to PXRE's capital trust pass-through securities during the year ended December 31, 2003 (see "Liquidity" below for a full description of the capital trust pass-through securities). In 2002, PXRE only incurred $8.6 million of minority interest expense on the capital trust pass-through securities. Minority expense on the capital trust pass-through securities increased because $62.5 million of additional capital trust pass-through securities were issued during the year ended December 31, 2003.

Taxation

         PXRE recognized a tax expense of $0.8 million in 2003 compared to a tax expense of $17.8 million in 2002. The tax expense for the year ended December 31, 2003 differed from the U.S. statutory rate primarily due to the significant increase in reinsurance business written in Bermuda as a percentage of our total amount written, as well as the losses incurred from our exited lines segment which related primarily to reinsurance business written in the United States.

Comparison of 2002 with 2001

         For the year ended December 31, 2002, net income before convertible preferred share dividends was $64.5 million compared to a net loss before convertible preferred share dividends of $18.0 million for 2001. The net income per diluted common share was $3.28 for 2002 compared to a net loss per diluted share of $1.55 for 2001, based on diluted average shares outstanding of approximately 19.7 million in 2002 and 11.6 million in 2001.

Premiums

         Gross and net premiums written for 2002 and 2001 were as follows:

                                     Year Ended December 31,
                                --------------------------------      % Increase
($000's)                           2002               2001            (Decrease)
                                -------------     --------------      ----------

Gross premiums written          $     366,768     $      290,213          26%
Ceded premiums written                (72,285)          (135,735)        (47)
                                -------------     --------------
Net premiums written            $     294,483     $      154,478          91%
                                =============     ==============

         Gross premiums written for the year ended December 31, 2002 increased 26% to $366.8 million from $290.2 million in 2001. This increase in gross premiums written primarily reflected growth in the catastrophe and risk excess and finite segments. Improved pricing, increased participation with long-standing clients and substantial amounts of new business in our core catastrophe and risk excess segment resulted in a $71.0 million, or 42% increase in gross premiums written during 2002 in this key segment as compared to the prior year. The finite segment increased $63.0 million, or 133% during 2002 versus the prior year on a gross written basis primarily due to one large finite reinsurance contract with Tower. With respect to our finite segment, we take an opportunistic approach to this business and do not believe this business is best measured by premiums written or earned from period to period. Compared to our other lines of business, our finite business involves a relatively small number of large reinsurance contracts. Therefore, we expect that the finite segment premiums written and earned will vary widely from period to period as a result of this strategy. Offsetting the increases in the catastrophe and risk excess and finite segments was a decrease in the exited lines gross premiums written of $55.3 million, or 85% compared to 2001.

         Ceded premiums written decreased 47% to $72.3 million for the year ended December 31, 2002 compared to $135.7 million in 2001. If additional ceded premiums written of $56.6 million in connection with the September 11, 2001 terrorist attacks are excluded, the decrease is only $6.9 million or 8.7%.

         Net premiums written for the year ended December 31, 2002 increased 91% to $294.5 million from $154.5 million in 2001. Net premiums written in our catastrophe and risk excess segment increased by $117.8 million, or 202%, compared to 2001. Net premium written in our finite segment increased by $69.1 million, or 205%, compared to 2001. Net premiums written in the exited lines segment decreased $50.3 million during the year ended December 31, 2002 compared to 2001. The changes in these segments are due to the same factors as those discussed above in gross premiums written.

         Finite contracts that do not meet accounting requirements of SFAS No. 113 and other accounting literature, that generally define a reinsurance transaction, are not booked as premiums, but rather are treated as deposits. We have entered into contracts in 2002 and 2001 that have $35.1 million of deposit liabilities to ceding companies at December 31, 2002 on this deposit accounting basis. We also have two finite retrocessional agreements in place with Select Re that are accounted for as deposits pursuant to SFAS No. 113 and other accounting literature, totaling $21.4 million in deposit assets including investment income earned to December 31, 2002. We believe these retrocessional agreements will enhance the long-term profitability of the finite contracts to which they relate.

         Gross and net premiums earned for 2002 and 2001 were as follows:

                                      Year Ended December 31,
                                 -------------------------------      % Increase
($000's)                            2002              2001            (Decrease)
                                 -------------     -------------      ----------

Gross premiums earned            $     349,312     $     293,442          19%
Ceded premiums earned                  (79,952)         (131,317)        (39)
                                 -------------     -------------
Net premiums earned              $     269,360     $     162,125          66%
                                 =============     =============

         Gross premiums earned for the year ended December 31, 2002 increased 19% to $349.3 million from $293.4 million in 2001. The catastrophe and risk excess segment increased $65.5 million, or 39%, while the finite segment increased $31.5 million, or 78%, compared to 2001. Offsetting these increases was a decrease in our exited lines segment of $43.6 million, or 58%, compared to the prior year. The changes in these segments are due to the same factors as discussed above in gross premiums written.

         Ceded premiums earned decreased 39% to $80.0 million for the year ended December 31, 2002 compared to $131.3 million for 2001. If additional ceded premiums earned of $56.6 million in connection with the September 11, 2001 terrorist attacks are excluded, the increase is only $5.3 million or 7.1%.

         Net premiums earned for 2002 increased 66% to $269.4 million from $162.1 million for 2001. The catastrophe and risk excess segment increased $115.6 million, or 191% on a net earned basis while the finite segment increased $24.7 million, or 76% on a net earned basis versus the prior year. The exited lines segment experienced a decrease of $37.3 million, or 57% on a net earned basis during 2002 compared to 2001. The changes in net premiums earned for these segments are due to the same factors as discussed above in gross premiums written.

         A summary of our 2002 and 2001 net premiums written and earned by business segment is included in Note 12 to the Consolidated Financial Statements.

Fee Income

         Fee income for the year ended December 31, 2002 decreased 41% to $3.4 million from $5.8 million for 2001, reflecting the reduction in the share of business ceded to quota share reinsurers, and the effect of the September 11, 2001 terrorist attacks.

Ratios

         The following table summarizes the loss ratio, expense ratio and combined ratio for the years ended December 31, 2002 and 2001, respectively:

  (%)                                                 Year Ended December 31,
  ---                                                 -----------------------
                                                      2002               2001
                                                      ----              -----
Loss ratio                                            47.1               93.6
Expense ratio                                         30.6               33.4
                                                      ----              -----
Combined ratio                                        77.7              127.0
                                                      ====              =====

Catastrophe and Risk Excess loss ratio                30.0              121.4
                                                      ====              =====

Losses and Loss Expenses

         Losses incurred for the year ended December 31, 2002 amounted to $126.9 million compared to $151.7 million for the year ended December 31, 2001. Our loss ratio was 47.1% for the year ended December 31, 2002 reflecting reduced loss activity. The only significant catastrophe in 2002 was a $17.8 million loss arising from the European floods. The year ended December 31, 2001 was impacted by the September 11, 2001 terrorist attacks and the sinking of the Petrobras Oil Rig.

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

                                                                                                  Results Excluding
                                                                              September 11th       September 11th
($000's)                                              Results as Reported          Event                Event
                                                      -------------------   ------------------    -----------------
Gross premiums written                                $         290,213     $           30,290    $         259,923
Net premiums written                                            154,478                (26,295)             180,773

Net premiums earned                                             162,125                (26,295)             188,420
Fee income                                                        5,786                    856                4,930

Net losses incurred                                             151,703                (26,070)             125,633
Commission and brokerage                                         30,350                 10,557               40,907
                                                      -------------------   ------------------    -----------------
Underwriting results before taxes                     $         (14,142)    $          (40,952)    $         26,810
                                                      ===================   ==================    =================

         Gross losses and loss expenses arising from the September 11, 2001 terrorist attacks totaled $181.7 million at December 31, 2001. This gross loss was reduced by specific and corporate retrocessional recoverables of $155.6 million. In this regard, proportional and specific excess coverages provided recoveries of $65.3 million and our general corporate excess of loss coverages provided a further benefit of $90.3 million. The net result of these covers reduced our gross loss from $181.7 million to $26.1 million. Many of these retrocessional covers on both an assumed and ceded basis have either reinstatement or additional premiums, resulting in a net premium reduction of $26.3 million. These additional costs are partially reduced by approximately $11.4 million of lower commission and brokerage expense and increased fee income, bringing the net impact to approximately $41.0 million before tax.

Underwriting Expenses

         The expense ratio was 30.6% for 2002 compared with 33.4% for 2001. This decrease was largely due to an increase in premiums earned. The commission and brokerage ratio, net of fee income, was 18.6% for 2002, compared with 15.2% in 2001. The operating expense ratio was 12.0% for 2002 compared with 18.3% for 2001.

         Other operating expenses increased 10% to $32.5 million for 2002 from $29.6 million in 2001. The increase primarily reflects incentive compensation expense that varies with return on equity, to be paid under PXRE's Restated Employee Annual Incentive Bonus Plan and $1.3 million of costs incurred in connection with the establishment of a reinsurance facility with P-1 Re Ltd.

Net Investment Income

         Net investment income for the year ended December 31, 2002 declined 17% to $24.9 million from $30.0 million for 2001, primarily as a result of an increase in interest expense related to funds held in connection with certain finite reinsurance transactions as compared to the prior year. Investment income related to the fixed maturity and short-term investment portfolios increased to $24.3 million for 2002 from $19.0 million in 2001 primarily due to an increase in invested assets attributable to the proceeds of the Preferred Stock issuance as well as cash flow from operations. The fixed maturity portfolio book yield for the year ended December 31, 2002 was approximately 4.5% compared to 5.8% during 2001. Investment income related to our hedge fund portfolio decreased to $7.2 million in 2002 from $10.4 million in 2001. Investment in hedge funds produced a return of 7.0% for the year ended December 31, 2002 compared with 9.0% in 2001. In addition, during 2002, we recognized $3.0 million related to a special distribution by one of our alternative investments and $1.5 million in interest related to the judgment entered in our favor in our lawsuit against Terra Nova.

         Investment income was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $24.9 million as of December 31, 2002, for which we have recognized $1.7 million of investment income for the year ended December 31, 2002. On ceded reinsurance contracts, we held premiums and accrued investment income of $122.2 million due to reinsurers as of December 31, 2002, for which we recognized a charge to investment income of $9.8 million during the year ended December 31, 2002. On a net basis, this charge to investment income was only $3.2 million, representing the difference between the stated investment return under the contracts and the overall yield achieved on our total investment portfolio for such period. As of December 31, 2002, the weighted average contractual investment return on the funds held by PXRE was 7.8% and we expected to be obligated for this contractual investment return for the life of the underlying liabilities, which was expected to be 7 years on a weighted average basis.

Net Realized Investment Gains

         Net realized investment gains for 2002 were $9.0 million compared to gains of $4.0 million for 2001. This increase resulted primarily due to the liquidation of bonds in 2002 to implement our decision to shorten the duration of our fixed income portfolio. Included in the 2002 net realized investment gains were gains of $1.4 million realized on the repurchase of $5.2 million of our capital trust pass-through securities.

Interest Expense

         Interest expense decreased to $2.9 million for 2002 compared to $4.4 million in 2001. The decrease in interest expense primarily relates to repayment of $25.0 million on our primary bank credit facility in 2002, on March 31, 2002 by $10.0 million, April 4, 2002 by $10.0 million and July 1, 2002 by $5.0 million reducing the outstanding amount to $30.0 million on December 31, 2002 from $55.0 million as of December 31, 2001. The interest rate on the $30.0 million outstanding was fixed at 7.34% as a result of a cash flow hedge interest rate swap that is part of PXRE Delaware's Credit Agreement with a syndicate of lenders. Included in other comprehensive income is a decrease in the fair value of the cash flow hedge at December 31, 2002 of $0.2 million, net of tax. We incurred minority interest expense amounting to $8.6 million and $8.9 million related to our 8.85% PXRE Capital Trust Pass-through Securities (TRUPS) during 2002 and 2001, respectively (see "Liquidity" below for a full description of the TRUPS).

         Our London operations, which are winding down, resulted in a loss before taxes of $1.3 million for 2002 compared to a loss before taxes of $6.5 million in 2001.

Taxation

         We recognized a tax expense of $17.8 million in 2002 compared to a benefit of $4.5 million in 2001. The tax expense for the year ended December 31, 2002 differed from the statutory rate primarily due to the mix of business between the U.S. and Bermuda, as well as tax-exempt income.

FINANCIAL CONDITION

Capital Resources

         The Company relies primarily on dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses, to meet its debt service obligations and to pay dividends. During 2003, PXRE Reinsurance paid $65.7 million in dividends and PXRE Bermuda did not pay dividends. These dividends were primarily used to retire bank debt, meet interest payments on bank and trust preferred securities, increase the capital of PXRE Bermuda and pay dividends to the Company's shareholders. Based on the statutory surplus as of December 31, 2003, the aggregate dividends that are available to be paid during 2004, without prior regulatory approval, by PXRE Reinsurance and PXRE Bermuda are $106.4 million. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2004.

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

         Financings

         On April 4, 2002, the Company raised $150.0 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the "Preferred Share Investment"). As of December 31, 2003, 17,219 shares of Preferred Shares were issued and outstanding. The issuance of the Preferred Shares is not expected to have a material effect on our liquidity during the three-year period following the issuance. In this regard, the Preferred Shares will be entitled to receive, when, as and if declared by our Board of Directors and to the extent of funds legally available for the payment of dividends, cumulative dividends per share at the rate per annum of 8% of the sum of the stated value on each share plus any accrued and unpaid dividends thereon, payable on a quarterly basis. Such dividends, shall be payable in additional Preferred Shares until April 4, 2005 and in cash thereafter. We, at our sole election, may decide, in substitution in whole or in part for dividends payable in shares, to pay dividends in cash to the extent of any dividends that, if paid in additional shares of Preferred Shares, would otherwise cause the Purchasers and their affiliates to own more than 49.9% of the capital shares of the Company on a fully-diluted and fully-converted basis.

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

         On January 29, 1997, PXRE Capital Trust I ("PXRE Capital Trust"), a Delaware statutory trust and a wholly-owned subsidiary of PXRE Delaware, issued $100.0 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware's 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the "Subordinated Debt Securities"). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the "Capital Securities"). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter. During 2002 we purchased $5.2 million TRUPS and recognized a gain of $1.4 million.

         On May 15, 2003, PXRE Capital Statutory Trust II, a Connecticut statutory trust and subsidiary of the Company, sold $17.5 million principal amount of capital trust pass-through securities due May 15, 2033. The securities bear interest payable quarterly at an initial rate of 7.35% until May 15, 2008, and thereafter at an annual rate of 3 month LIBOR plus 4.1% reset quarterly. The Company has the option right to redeem the securities at any quarterly interest payment date after May 15, 2008 at 100%. The Company used the net proceeds of the sale to repay the balance of $10.0 million outstanding under its credit agreement, and to provide additional capital to PXRE Bermuda.

         On May 23, 2003, PXRE Capital Trust III, a Delaware statutory trust and a subsidiary of the Company, sold $15.0 million principal amount of capital trust pass-through securities due May 23, 2033. The securities bear interest payable quarterly at a rate of 9.75%. The Company has the right to redeem the securities at call prices of 104.875% on May 23, 2008, declining to 100.975% on May 23, 2012 and 100% on May 23, 2013 or thereafter. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         On October 29, 2003, PXRE Capital Statutory Trust V, a Connecticut statutory trust and a subsidiary of the Company, sold $20.0 million principal amount of capital trust pass-through securities due October 29, 2033. The securities bear interest payable quarterly at an initial rate of 7.70% until October 29, 2008, and thereafter at an annual rate of 3 month LIBOR plus 3.85% reset quarterly. The Company has the right to redeem the securities at any quarterly interest payment date after October 29, 2008 at 100%. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         On November 6, 2003, PXRE Capital Trust VI, a Delaware capital trust and a subsidiary of the Company, sold $10.0 million principal amount of capital trust pass-through securities due September 30, 2033. The securities bear interest payable quarterly at an initial rate of 7.58% until September 30, 2008, and thereafter at an annual rate of 3 month LIBOR plus 3.90% reset quarterly. The Company has the right to redeem the securities an any quarterly interest payment date after September 30, 2008 at 100%. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         Share Dividends and Book Value

         Dividends declared to common shareholders were $2.9 million in both 2003 and 2002. Book value per common share was $22.24 at December 31, 2003 after considering convertible preferred shares.

         On December 16, 2003, the Company completed an offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration on Form S3, filed in 2003 for $150 million. Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company ("Phoenix"), one of the Company's common shareholders.

         The Company did not receive any of the proceeds from the sale of shares by Phoenix. Net proceeds to the Company, from the sale of the common shares sold by the Company, were approximately $20.4 million. We used the net proceeds from the sale of common shares for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.

         On January 22, 2004, the underwriters of the above mentioned share offering exercised in-full the over-allotment option to purchase 0.3 million additional common shares at $21.75 per share. As a result of the exercise of the option, the Company received additional net proceeds of approximately $6.8 million, resulting in total net proceeds from the offering of approximately $27.2 million. We again used the net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda. After giving effect to the sale of the over-allotment shares, a total of 2.5 million shares were sold in the offering.

         Cash Flows

         Net cash flows provided by operations were $154.3 million in 2003 compared to $139.4 million in 2002 primarily due to the effects of timing of collection of receivables and reinsurance recoverables and payments of losses. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between years.

         Net cash used by investing activities were $184.3 million in 2003 compared to $226.5 million in 2002 due primarily to purchases of securities for investment partially offset by proceeds received on sale or maturity of investments.

         Off-Balance Sheet Arrangements

         We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations.

         Commitments, Contingencies and Contractual Obligations

                                                 PAYMENTS DUE BY PERIOD

Contractual Obligations                                   Less Than 1         1 - 3                         More Than
($000's)                                   Total             Year             Years        3 - 5 Years      5 Years
                                        ----------       ------------     -----------      -----------     -----------
Long-term debt obligations              $  156,841       $         -      $         -      $        -      $  156,841
Interest on debt obligations               357,392            13,897           27,794          27,793         287,908
Capital (finance) lease
obligations                                      -                 -                -               -               -
Operating lease obligations                  7,451             1,330            2,881           2,727             513
Purchase obligations                         1,100             1,100                -               -               -
Other long-term liabilities
   reflected on the balance
   sheet under GAAP                              -                 -                -               -               -
                                        ----------       ------------     -----------      -----------     -----------
Total                                   $  522,784       $    16,327      $    30,675      $   30,520      $  445,262
                                        ==========       ============     ===========      ===========     ===========

         As noted under Capital Resources, we expect to be able to meet the contractual obligations over 2004 with the dividend paying capacity of the Company's subsidiaries. PXRE Reinsurance and PXRE Bermuda expect to be able to meet their contractual obligations over 2004 with operating and investing cash flows.

         Other commitments and pledged assets include: (a) letters of credit amounting to $17.3 million, which are secured by cash and securities amounting to $19.6 million, (b) securities with a par value of $10.7 million on deposit with various state insurance departments in order to comply with insurance laws,
(c) securities with a fair value of $57.8 million deposited into a trust for the benefit of a cedent in connection with a finite reinsurance transaction, (d) funding commitments to certain limited partnerships of $0.9 million included in the table above, (e) a commitment to lend a further $0.2 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, included in the table above and (f) a contingent liability amounting to $3.1 million under the 1992 Restated Employee Annual Incentive Bonus Plan.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has placed on deposit a $30.6 million par value U.S. Treasury security as collateral for Lloyd's. In addition, cash and invested assets amounting to $9.2 million at December 31, 2003, are restricted from being paid as a dividend until the run-off has been completed.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7.0 million to Barr's Bay to finance the construction of the subject office building of which $6.8 million has been advanced as of December 31, 2003. The loans are secured by a first mortgage on the property.

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

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of December 31, 2003, we have recorded $34.4 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.2 million on an after-tax basis.

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

         All amounts classified as reinsurance recoverable at December 31, 2003 are considered by our management to be collectible in all material respects.

Taxation

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

Certain Risks and Uncertainties

Factors Affecting Future Results of Operations

         Our future results of operations involve a number of risks and uncertainties, some of which are discussed below.

         Because of exposure to catastrophes, our financial results may vary significantly from period to period.

         As a reinsurer of property catastrophe-type coverages in the worldwide marketplace, our operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. For example, the terrorist attacks on September 11, 2001 resulted in a $35.3 million net loss, after tax, in the third quarter of 2001, which subsequently decreased to a $32.1 million net loss, after tax, by December 31, 2003. While we may, depending on market conditions, purchase catastrophe retrocessional coverage for our own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on our results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

         We may be overexposed to losses in certain geographic areas for certain types of catastrophe events.

         As we underwrite risks from a large number of insurers based on information generally supplied by reinsurance brokers, we may develop a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. For example, we are significantly exposed to losses arising from hurricanes in the southeastern United States, earthquakes in California, the midwest United States and Japan, and to windstorms in northern Europe. We have developed systems and software tools to monitor and manage the accumulation of our exposure to such losses and have established guidelines for maximum tolerable losses from a single event or multiple catastrophic events based on historical data. However, no assurance can be given that these maximums will not be exceeded in some future catastrophe.

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

         In particular, we compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., AXIS Reinsurance Company, Converium Reinsurance (North America), Inc., Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPCRe Limited, Lloyd's of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Reinsurance, Inc., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

         Reinsurance prices may decline, which could affect our profitability.

         Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and levels of surplus capacity. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. Our recent, and anticipated, growth relates, in part to improved industry pricing. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, our profitability could be adversely affected.

         Underwriting reinsurance includes the application of judgment, the assessment of probabilities and outcomes, and assumption of correlations, which are subject to inherent uncertainties; reserving for losses includes significant estimates which are also subject to inherent uncertainties.

         Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. Claim reserves represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize actuarial models as well as historical insurance industry loss development patterns to assist in the establishment of appropriate claim reserves. In our casualty and finite business, given our limited experience we do not have established historical loss development patterns that can be used to establish these loss liabilities. For these lines, we rely on loss development patterns that have been estimated from industry or client data, which may not accurately represent the true development pattern for the business we wrote. For property lines, reserves may differ from ultimate settlement values due to the infrequency of some types of catastrophe losses, the incompleteness of information in the wake of a major catastrophe and delay in receiving that information. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

         If our claim reserves are determined to be inadequate, we will be required to increase claim reserves at the time of such determination with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or our financial condition in general. As a compounding factor, although most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.

         A decline in the rating assigned to our claim-paying ability may impact our potential to write new and renewal business.

         The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies. If either of S&P or A.M. Best were to downgrade us, such downgrade would likely have a material negative impact on our ability to expand our reinsurance portfolio and renew all of our existing reinsurance agreements, especially if we were to be downgraded more than one level from the "A" category to the "B" category. In 1999, we were downgraded from A+ to A, which downgrade was considered by us to have no material effect on our core short tail property business. Although impossible to quantify, we believe the downgrade did have some impact on our ability to expand the direct casualty reinsurance business that we have since discontinued.

         A decline in our ratings may require us to transfer premiums retained by us into a beneficiary trust.

         Certain of our ceded excess of loss reinsurance contracts require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers if A.M. Best were to downgrade us below "A-." In addition, certain of our other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel the contract and require us to pay a termination fee. The amount of the termination fee would be dependent upon various factors, including level of loss activity.

         A decline in our ratings may allow clients to terminate their contract with us.

         It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies and a majority of our contracts now contain such clauses. Typically such cancellation clauses are triggered if A.M. Best or S&P were to downgrade us below "A-." Currently our rating is "A" by A.M. Best and S&P. Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial conditions or future prospects, but such an effect could potentially be materially adverse. A downgrade, therefore, could result in a substantial loss of business if insurers, ceding companies and brokers that place such business move to other insurers and reinsurers with higher ratings. For new or renewed contracts at January 1, 2004, 57% (by premium volume) contain provisions allowing clients additional rights upon a decline in PXRE's ratings.

         Our investment portfolio is subject to significant market and credit risks which could result in an adverse impact on our financial position or results.

         Our invested assets consist primarily of debt instruments with fixed maturities, short-term investments, a diversified portfolio of hedge funds and, to a lesser extent mezzanine bond and equity limited partnerships. At December 31, 2003, 86% of PXRE's investment portfolio consisted of fixed maturities and short-term investments and 14% consisted of hedge funds and other investments. These investments are subject to market-wide risks and fluctuations as well as to risks inherent in particular securities. Although we seek to preserve our capital, we have invested in a portfolio of hedge funds and other privately held securities. These investments are designed to provide diversification of risk; however, such investments entail substantial risks. There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses' adverse effect on us. To our knowledge, few other publicly-traded reinsurers follow our strategy of investing a significant portion of invested assets in hedge funds and other privately held securities. See "Investments."

         Risks Related to our Fixed Maturity Investments. We are exposed to potential losses from the risks inherent in our fixed maturity investments. The two most significant risks inherent in our fixed income portfolio are interest rate risk and credit risk:

         o Interest Rate Risk

         Our principal fixed maturity market risk exposure is to changes in U.S. interest rates. Changes in interest rates may affect the fair value of our fixed maturity portfolio, borrowings (in the form of trust preferred securities) and an interest rate swap. Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors. Changes in interest rates could also cause a potential underperformance in our finite coverages and shortfalls in cash flows necessary to pay fixed rate amounts due to finite contract counterparties.

         o Credit Risk

         We are also exposed to potential losses from changes in probability of default and from defaulting counter-parties with respect to our investments. A majority of our investment portfolio consists of fixed maturities and short-term investments rated "A" or better by Moody's, or S&P. Our investment portfolio also contains privately held fixed maturities that are not traded on a recognized exchange. Deterioration in the credit quality of our investments or our ability to liquidate any of our privately held investments promptly could have an adverse effect on our financial condition.

         Risks Related to our Hedge Fund Investments. We are exposed to potential losses from the risks inherent in our portfolio of hedge funds. Our investment policies with respect to our hedge fund investments generally do not restrict us from participating in particular markets, strategies or investments. Further, our hedge fund investments may generally be deployed and redeployed in whatever investment strategies are deemed appropriate under prevailing economic and market conditions in an attempt to achieve capital appreciation, including, if appropriate, a concentration of investments in a relatively small group of strategies or hedge fund managers.

         The three most significant risks inherent in our hedge fund portfolio are liquidity risk, credit risk and market risk:

         o Liquidity Risk

         Liquidity risk exists in the hedge fund portfolio in that there are delays between giving notice to redeem a hedge fund investment and receiving proceeds. The redemption terms are defined in the offering documents and generally require notice periods and time scales for settlement. We remain at risk during the notice period, which typically specifies a month or quarter end reference point at which to calculate redemption proceeds. The risk also exists that a hedge fund may be unable to meet its redemption obligations. A hedge fund may be faced with excessive redemption notices and illiquid underlying investments.

         o Credit Risk

         Credit risk exists in the hedge fund portfolio where hedge funds are net long in a particular security, or group of correlated securities. Where a hedge fund is net long in a security that defaults, or suffers an adverse credit event, we are exposed to loss. Our exposure to any individual hedge fund is limited to the carrying value of the investment, and we invest in a diversified portfolio of hedge funds that utilize different strategies and markets, to reduce this risk. However, different hedge funds in the portfolio may be net long in the same or correlated securities at the same time, which could have an adverse effect on the value of the portfolio and thus our financial condition.

         o Market Risk

         We invest in hedge funds that trade in securities using strategies that are generally market neutral. The hedge fund investments do not generally benefit from rising equity or bond markets, and have demonstrated historically low correlation of returns to equity market indices. However, the hedge funds may maintain leveraged net long positions, and this can expose us to market risks.

         Because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us.

         We market our reinsurance products worldwide exclusively through reinsurance brokers. Four, five and four brokerage firms accounted for 78%, 84%, and 60% of our gross premiums written for the years ended December 31, 2003, 2002, and 2001, respectively. Approximately 27%, 21%, 16%, and 15% of gross premiums written in fiscal year 2003 were arranged through Benfield Greig Ltd., the worldwide branch offices of Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.), Willis Re. Inc., and Aon Group Ltd., respectively. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on our business.

         Our reliance on reinsurance brokers exposes us to their credit risk.

         In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. We are aware of one instance in recent years, involving an insignificant amount, in which a broker did not forward premiums to us. Consequently, in connection with the settlement of reinsurance balances, we assume a degree of credit risk associated with brokers around the world.

         We may be adversely affected by foreign currency fluctuations.

         Although our functional currency is the U.S. dollar, premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. We are exposed to the possibility of significant claims in currencies other than U.S. dollars. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. While we hold positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on our results of operations, we currently do not hedge our currency exposures before a catastrophic event that may produce a claim.

         Retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms.

         In order to limit the effect of large and multiple losses upon our financial condition, we buy reinsurance for our own account. This type of insurance is known as retrocessional reinsurance. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of reinsurance, which they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in prior years. In difficult market conditions, pricing for our retrocessional reinsurance products may improve, but conversely, obtaining retrocessional reinsurance for our own account on favorable terms can become more difficult.

         A retrocessionaire's insolvency or its inability or unwillingness to make payments under the terms of a retrocessional reinsurance treaty with us could have a material adverse effect on us. Therefore our retrocessions subject us to credit risks because the ceding of risk to retrocessionaires does not relieve us of our liability to our clients. In the event that we cede business to a retrocessionaire, we must still pay on claims of our cedent even if we are not paid by the retrocessionaire.

         Our inability to provide the necessary collateral could affect our ability to offer reinsurance in certain markets.

         PXRE Bermuda is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non- admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require PXRE Bermuda to post a letter of credit or other collateral. If we are unable to arrange for security on commercially reasonable terms, PXRE Bermuda could be limited in its ability to write business for certain of our clients.

         The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong.

         Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Our recent, and anticipated, growth relates in part to improved industry pricing, but the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to an adverse effect on our profits. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

Risks Related to Regulation

         Regulatory constraints may restrict our ability to operate our business.

         General. Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage in business or in new locales, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business.

         PXRE Bermuda. PXRE Bermuda is a registered Class 3 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA, require PXRE Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict PXRE Bermuda's ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

         The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on our business. In addition, although PXRE Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to PXRE Bermuda's insurance or reinsurance activities may still be raised in the future.

         PXRE U.S. Subsidiaries. PXRE Delaware and PXRE Reinsurance are subject to regulation under the insurance statutes of various U.S. states, including Connecticut, the domiciliary state of PXRE Reinsurance. The regulation and supervision to which PXRE Reinsurance is subject relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, reserves for losses and other matters. In general, such regulation is for the protection of the reinsureds and policyholders, rather than investors.

         In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations.

         Barbados. PXRE Barbados is subject to regulation under Barbados' Insurance Act, 1996. Under the Barbados Act, PXRE Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities and (c) the stated capital accounts are maintained in respect of all classes of shares.

         PXRE Barbados is also required to maintain assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business. In respect of its general insurance business, PXRE Barbados is required to maintain margins of solvency. PXRE Barbados is not required at the present time to maintain any additional statutory deposits or reserves relative to its business.

         Changes in the laws and regulations to which our insurance and reinsurance subsidiaries are subject or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations.

         If PXRE Bermuda becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or there is a change to Bermuda law or regulations or application of Bermuda law or regulations, there could be a significant and negative impact on our business.

         As a registered Bermuda Class 3 insurer, PXRE Bermuda is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require PXRE Bermuda to, among other things:

         o   maintain a minimum level of capital, surplus and liquidity;

         o   satisfy solvency standards;

         o   restrict dividends and distributions;

         o   obtain prior approval of ownership and transfer of shares;

         o maintain a principal office and appoint and maintain a principal representative in Bermuda; and

         o provide for the performance of certain periodic examinations of PXRE Bermuda and its financial condition.

         These statutes and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our investment strategy.

         We do not presently intend that PXRE Bermuda will be admitted to do business in any jurisdiction in the United States, the United Kingdom or elsewhere (other than Bermuda). However, we cannot assure you that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of PXRE Bermuda, or related companies or its agents and claim that PXRE Bermuda is subject to such jurisdiction's licensing requirements. If any such claim is successful and PXRE Bermuda must obtain a license, we may be subject to taxation in such jurisdiction. In addition PXRE Bermuda is subject to indirect regulatory requirements imposed by jurisdictions that may limit its ability to provide insurance or reinsurance. For example, PXRE Bermuda's ability to write insurance or reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies. Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, alien insurers or reinsurers with whom domestic companies place business.

         Generally, Bermuda insurance statues and regulations applicable to PXRE Bermuda are less restrictive than those that would be applicable if it were governed by the laws of any state in the United States. In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future PXRE Bermuda becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that PXRE Bermuda would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on PXRE Bermuda's business.

         The process of obtaining licenses is very time consuming and costly, and we may not be able to become licensed in a jurisdiction other than Bermuda, should we choose to do so. The modification of the conduct of our business resulting from our becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition our inability to comply with insurance statutes and regulations could significantly and adversely affect our business by limiting our ability to conduct business as well as subjecting us to penalties and fines.

         Because we are incorporated in Bermuda, we are subject to changes of Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. We cannot predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject.

         We may be unable to obtain extensions of work permits for our employees, which may cause our business to be adversely affected.

         Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. Substantially all of our key officers, including our Chief Executive Officer, Chief Financial Officer, most executive vice presidents and key reinsurance underwriters are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

Risks Related to Taxation

         We and our Bermuda subsidiaries may become subject to Bermuda taxes in the future.

         Bermuda currently imposes no income tax on corporations. We have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries until March 28, 2016. We cannot assure you that we or our Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

         We and our non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our financial condition and results of operation.

         We and our non-U.S. subsidiaries intend to operate our business in a manner that will not cause us to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that will not cause us to be doing business through a permanent establishment in the United States) and, thus, will not subject us to U.S. federal corporate income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income, dividends from PXRE Delaware to PXRE Barbados and excise taxes on insurance or reinsurance premiums). However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the U.S. Internal Revenue Service ("IRS") will not contend successfully that we or our non-U.S. subsidiary is engaged in a trade or business, or carrying on business through a permanent establishment in the United States.

         We and/or our non U.S. subsidiaries could be subject to U.S. tax on a portion of our income that is earned from U.S. sources if we or our non U.S. subsidiaries are considered to be a personal holding company, or a PHC, for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals and the percentage of our income, or that of our subsidiaries, that consists of "personal holding company income," ("PHCI threshold"), as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither we nor any of our subsidiaries should be considered a PHC. Additionally, we intend to operate our business to minimize the possibility that we will meet the PHCI threshold. However, due to the lack of complete information regarding our ultimate share ownership, we cannot be certain that we will not be characterized as a PHC, or that the amount of U.S. tax that would be imposed if it were not the case would be minimal.

         There is a risk that dividends paid by PXRE Delaware to PXRE Barbados may not be eligible for benefits under the US-Barbados income tax treaty.

         PXRE Delaware is a Delaware corporation wholly owned by PXRE Barbados. Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Barbados and the United States reduces the rate of withholding tax to 5%. Were the IRS to successfully contend that PXRE Delaware and/or PXRE Barbados are not eligible for benefits under the Barbados Treaty, dividends paid by PXRE Delaware to PXRE Barbados would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous tax years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operation.

         In addition, negotiators from the United States and Barbados have been meeting on a priority basis to discuss revisions to the current tax treaty. While we are not in a position at this time to anticipate what, if any, changes might be made to the Barbados Treaty as a result of these discussions or how any such changes might impact the Company, any such changes could have a significant adverse impact. Futhermore, legislation has been introduced in Congress which would "override" the Barbados Treaty. If such legislation were enacted, dividends paid by PXRE Delaware to PXRE Barbados would be subject to the 30% withholding tax. Such a result may have a materially adverse effect on our financial condition and results of operations.

         If we are classified as a foreign personal holding company ("FPHC"), your taxes would increase.

         Although it is not anticipated that we or any of our non-U.S. subsidiaries are or will be classified as a FPHC for U.S. federal income tax purposes, if we or any of our non-U.S. subsidiaries are classified as a FPHC, a United States person that directly or indirectly owns our common shares would be subject to adverse tax consequences.

         If you acquire more than 10% of our shares and we or our non-U.S. subsidiaries are classified as a controlled foreign corporation ("CFC"), your taxes would increase.

         Each U.S. Holder (as defined in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the "Code")) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns, directly or indirectly through foreign entities, on the last day of the CFC's taxable year, at least 10% of the total combined voting power of all classes of shares of the CFC entitled to vote, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. A foreign corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation or the total value of all stock of such corporation. A "10% U.S. Shareholder" is a U.S. Holder who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

         We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person who owns our shares directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of all classes of our shares. However, due to the attribution provisions of the Code regarding determination of beneficial ownership, there is a risk that the IRS could assert that one or more of our non-U.S. subsidiaries are CFCs and that U.S. holders of our common shares who own 10% or more of the value of our common shares should be treated as owning 10% or more of the total voting power of all classes of our shares notwithstanding the reduction of voting power discussed above.

         If we or a non-U.S. subsidiary is determined to have "related party insurance income" ("RPII"), you may be subject to U.S. taxation on your pro rata share of such income.

         If the RPII of any of our non-U.S. insurance subsidiaries were to equal or exceed 20% of such company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of our voting power or value, then a U.S. person who owns our shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of such non-U.S. insurance subsidiary's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by the non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of the non-U.S. insurance subsidiaries' business and the identity of persons directly or indirectly insured or reinsured by the non-U.S. insurance subsidiaries. We believe that the gross RPII of each non-U.S. insurance subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20% of such subsidiary's gross insurance income, and we do not expect the direct or indirect insureds of the non-U.S. insurance subsidiaries (and related persons) to directly or indirectly own 20% or more of either the voting power or value of our common shares, but we cannot be certain that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control.

         The RPII rules provide that if a U.S. person disposes of shares in a foreign insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our common shares because we will not ourselves be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application of those provisions to us and our subsidiaries is uncertain.

         If we are classified as a passive foreign investment company ("PFIC"), your taxes would increase.

         Although it is not anticipated that we will be classified as a PFIC for U.S. income tax purposes, if we are classified as a PFIC, it would have material adverse tax consequences for U.S. persons that directly or indirectly own our common shares, including subjecting such U.S. persons to a greater tax liability than might otherwise apply and subjecting such U.S. persons to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own our common shares.

         Changes in U.S. federal income tax law could be retroactive and may subject us or our non-U.S. subsidiaries to U.S. federal income taxation.

         The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC, PHC, FPHC, or PFIC, or has RPII are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company. The IRS recently announced that it intends to scrutinize insurance companies domiciled outside the U.S., and apply the PFIC rules to companies that are not active insurance companies and to the portion of a non-U.S. insurance company's income not derived in the active conduct of an insurance business. Additionally, the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will be applied on a retroactive basis.

         Legislation has been proposed in the U.S. Congress which would continue to treat certain U.S. corporations which reincorporate in non-U.S. jurisdictions as U.S. corporations for U.S. federal income tax purposes or would, among other things, require such corporations to obtain pre-approval for certain related party transactions from the IRS. In addition, legislation has been proposed that would allow the IRS to reallocate the amount of income between related persons who are parties to a reinsurance transaction. As proposed, certain of these provisions would apply on a retroactive basis and could cause us or our U.S. subsidiaries to be subject to increased taxation in the U.S. We cannot predict whether or not these or similar proposals will be enacted in the future.

         The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and reduce our net income.

         A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development ("OECD"), the Financial Action Task Force and the Financial Stability Forum ("FSF"), have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of FSF titled "Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes," contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed. In a June 26, 2000 report, Bermuda was not listed as a tax haven jurisdiction by the OECD because it previously signed a letter committing itself to eliminating harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information, and the elimination of regimes for financial and other services that attract businesses with no substantial domestic activity. We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

         The anti-dilution protection afforded to the holders of our outstanding preferred shares could cause substantial dilution to the holders of our common shares. The sale, following conversion, of substantial amounts of our common shares by the holders of the preferred shares could cause the market price of our common shares to decline significantly.

         In April 2002, we privately placed Series A, Series B and Series C preferred shares to several private equity investors. These investors have the right to nominate four directors for election to the board of directors, and were granted demand and other registration rights. The interests of the preferred share investors may differ materially from the interests of our common shareholders, and these investors could take actions or make decisions that are not in the best interests of our common shareholders.

         The anti-dilution protections afforded to the preferred shareholders could have a material dilutive effect on our common shareholders. Each preferred share, in whole or in part, is convertible at any time at the option of the holder into convertible common shares for that series according to a formula set forth in the description of stock filed as an exhibit to this form 10-K. The convertible common shares are, in turn, convertible into common shares on a one-for-one basis. The number of convertible common shares per preferred shares issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the preferred share plus accrued but unpaid dividends thereon, by the conversion price then in effect. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value or without consideration. In addition, the conversion price is subject to adjustment for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 and for any liability or loss arising out of pending material litigation on December 10, 2001. As of March 1, 2004, the outstanding preferred shares were ultimately convertible into 12,100,347 common shares, or 47.7% of our outstanding common shares on a fully converted basis and using the adjusted conversion price of $14.23 in effect as of December 31, 2003. However, because the conversion price for the preferred shares is subject to adjustment for a variety of reasons, including if we have certain types of adverse loss development, the number of our common shares into which the preferred shares are ultimately convertible and, accordingly, the amount of dilution experienced by our common shareholders, could increase.

         Furthermore, upon conversion, sales of substantial amounts of common shares by these investors, or the perception that these sales could occur, could adversely affect the market price of the common shares, as well as our ability to raise additional capital in the public equity markets at a desirable time and price.

Item 7 A.

Investments

         As of December 31, 2003, our investment portfolio, at fair value, was allocated 67.5% in fixed maturity debt instruments, 18.6% in short-term investments, 12.8% in hedge funds and 1.1% in other invested assets.

         At December 31, 2003, 97.9% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A" or better by Moody's or S&P. Mortgage and asset-backed securities accounted for 34.4% of fixed maturities and short-term investments or 29.6% of our total investment portfolio based on fair value at December 31, 2003. The average yield on our fixed maturities and short-term investments at December 31, 2003 and 2002 was 3.2% and 3.3%, respectively.

         We had no direct investments in real estate or commercial mortgage loans as of December 31, 2003, other than $7.8 million of notes receivable and an equity investment in the JV agreement described earlier.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At December 31, 2003, an after-tax unrealized gain of $1.7 million (gain of 7 cents per share, after considering convertible preferred shares) was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally treasury bills and agency securities, amounted to $175.8 million at December 31, 2003, compared to $133.3 million at December 31, 2002.

         A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At December 31, 2003, total hedge fund investments amounted to $121.5 million, representing 12.8% of the total investment portfolio. For the year ended December 31, 2003, our hedge funds yielded a return of 11.8% as compared to 7.0% in 2002. As of December 31, 2003, hedge fund investments with fair values ranging from $1.4 million to $16.6 million were administered by eighteen managers.

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

         As of December 31, 2003, our investment portfolio also included $10.2 million of other invested assets of which 98% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.9 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the year ended December 31, 2003, included $13.4 million attributable to hedge funds and other investments.

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

         One of our risk management strategies is to bear market risks that do not correlate with underwriting risks, and limit our exposures to market risks that may prevent us from servicing our insurance obligations. Our Board of Directors approves investment guidelines and the selection of external investment advisers who manage our portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisers through written reports that are reviewed and approved by our Board of Directors or committee thereof. Management also manages diversification strategies across the portfolios in order to limit our potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, our Board of Directors, rating agencies, regulators, and to shareholders.

         Our investment portfolio is summarized in Item 1, Business, Item 15, Notes to the Financial Statements and in this Item 7A under the heading "Investments".

Interest Rate Risk

         Our principal fixed maturity market risk exposure is to changes in U.S. interest rates. Changes in interest rates may affect the fair value of our fixed maturity portfolio, borrowings (trust preferred) and an interest rate swap. Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate, credit, prepayment and extension risk. All fixed maturity investment positions are net long with no "short" or derivative positions.

         We believe that reinsurance recoverables and payables do not expose us to significant interest rate risk and are excluded from the analysis below.

         In order to measure our exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value, net of applicable taxes. The fair value of the fixed maturity portfolio, borrowings and related interest rate swap at year-end was remeasured from the fair values reported in the financial statements assuming a 100 basis point increase in interest rates using various analytics and models. The potential loss in fair value measured as a proportion of total shareholders' equity, due to interest rate exposure was estimated at 1.3% at December 31, 2003 and 1.6% at December 31, 2002. There was no significant change in net exposure during the year.

         The estimated potential loss is net of prepayment risk associated with the mortgage-related securities. The mortgage sector represents 34.4% of our portfolio of fixed maturities and short-term investments at December 31, 2003. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk. The interest rate risk related to the short-term investments is not material. The average maturity of these investments is under one year.

Credit Risk

         As of December 31, 2003, 86.1% of our investment portfolio, at fair value, consisted of fixed maturities and short-term investments. At December 31, 2003, 97.9% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated "A" or better by Moody's or S&P. With respect to diversification, at December 31, 2003 we own 407 individual fixed maturity investments. Non-agency mortgage and asset-backed securities accounted for 15.4% of our investment portfolio based on fair value at December 31, 2003. At December 31, 2003, we had $16.1 million at fair value of privately held fixed maturities that are not traded on a recognized exchange.

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

         We also hold other investments that are excluded from this disclosure that are expected to provide positive returns under most market conditions representing adverse changes in interest rates and other market factors (See
Note 4 of Notes to Consolidated Financial Statements).



Item 8.       Financial Statements and Supplementary Data

         The following financial statements are filed as part of this Form 10-K:

                                                                                                              Page
                                                                                                              ----
PXRE Group Ltd.:
     Independent Auditor's Report                                                                              F-1
     Consolidated Balance Sheets at December 31, 2003 and 2002                                                 F-2


                                                                                                              Page
                                                                                                              ----
     Consolidated Statements of Income and Comprehensive
         Income for the years ended December 31, 2003, 2002 and 2001                                           F-3
     Consolidated Statements of Shareholders' Equity for the years ended December 31,
         2003, 2002 and 2001                                                                                   F-4
     Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and
         2001                                                                                                  F-5
     Notes to Consolidated Financial Statements                                                                F-6

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable


Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures


         PXRE's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


(b) Change in Internal Control over Financial Reporting


         No change in our internal control over financial reporting occurred during PXRE's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information required with respect to our directors and executive officers is incorporated herein by reference to the information contained in the section of our definitive proxy statement for our annual meeting of shareholders to be held May 5, 2004, to be filed with the Securities and Exchange Commission, entitled "Information Concerning Directors and Executive Officers."

         The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section of the proxy statement entitled "Corporate Governance." We have undertaken to provide to any person, without charge and upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers as well as some of our other corporate governance documents. See "Available Information" in the Business section of this Form 10-K.

         The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

Item 11.      Executive Compensation

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section of the proxy statement entitled "Executive Compensation."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The stock ownership information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the sections entitled "Outstanding Stock and Voting Rights - Security Ownership of Certain Beneficial Owners" and "Outstanding Stock and Voting Rights - Security Ownership by Management."

         The information about our equity compensations plans required by Item 12 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the section entitled "Equity Compensation Plan Information."

Item 13.      Certain Relationships and Related Transactions

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the sections entitled "Executive Compensation" and "Certain Business Relationships."

Item 14.      Principal Accountants' Fees and Services

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the section entitled "Principal Accountants' Fees and Services."

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this Form 10-K:

             (1)      Financial Statements.

                                                                                                              Page
                                                                                                              ----
PXRE Group Ltd.:
Independent Auditor's Report                                                                                   F-1
Consolidated Balance Sheets at December 31, 2003 and 2002                                                      F-2
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003,
    2002 and 2001                                                                                              F-3
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and
    2001                                                                                                       F-4
Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001                      F-5
Notes to Consolidated Financial Statements                                                                     F-6

             (2) Financial Statements Schedules.

                                                                                                              Page
                                                                                                              ----
      Schedule I - Summary of Investments (The information required by this Schedule is presented
         in the financial statements and the notes thereto included in this Form 10-K.)                         -

      Schedule II - Condensed Financial Information of Registrant                                             F-37

      Schedule III - Supplementary Insurance Information                                                      F-38

      Schedule IV - Reinsurance (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)

      Schedule V - Valuation and Qualifying Accounts and Reserves                                             F-39

                                                                                                              Page
                                                                                                              ----

      Schedule VI - Supplementary Information Concerning Property/Casualty Insurance Operations               F-40

      Independent Auditors' Report on the Financial Statement Schedules and Independent Auditors'
         Consent                                                                                              F-41

      All other financial statement schedules have been omitted as inapplicable.

             (3) Exhibits.

         A list of exhibits required to be filed as a part of this report is set forth in the Exhibit Index of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2003; Purchase Agreement, dated December 10, 2003, by and among PXRE Group Ltd., Phoenix Life Insurance Company, as the selling shareholder, and the several underwriters named in Schedule A thereto (Exhibit
1.1 to PXRE Group Ltd.'s 8-K filed December 12, 2003).

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

                            PXRE GROUP LTD.

                            By:   /s/Jeffrey L. Radke
                                  -------------------
                                  Jeffrey L. Radke
                                  Its President and Chief Executive Officer

                            Date: March 11, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:


By:  /s/ Jeffrey L. Radke                                    By:  /s/ John M. Modin
         ----------------                                             -------------
         Jeffrey L. Radke                                             John M. Modin
         President and Chief Executive Officer                        Executive Vice President and Chief Financial
         (Principal Executive Officer) and Director                   Officer
                                                                      (Principal Financial Officer
                                                                      and Principal Accounting Officer)

Date:    March 11, 2004                                      Date:    March 11, 2004

*By: /s/ Gerald L. Radke                                     *By: /s/ F. Sedgwick Browne
         -------------------------------                              ------------------
         Gerald L. Radke                                              F. Sedgwick Browne
         Director                                                     Director

Date:    March 8, 2004                                       Date:    March 8, 2004

*By: /s/ Bradley E. Cooper                                   *By: /s/ Robert W. Fiondella
         -------------------------------                              -------------------
         Bradley E. Cooper                                            Robert W. Fiondella
         Director                                                     Director

Date:    March 8, 2004                                       Date:    March 8, 2004

*By: /s/ Susan S. Fleming                                    *By: /s/ Franklin D. Haftl
         -------------------------------                              -----------------
         Susan S. Fleming                                             Franklin D. Haftl
         Director                                                     Director

Date:    March 8, 2004                                       Date:    March 8, 2004

*By: /s/ Craig A. Huff                                       *By: /s/ Wendy Luscombe
         -------------------------------                              --------------
         Craig A. Huff                                                Wendy Luscombe
         Director                                                     Director

Date:    March 8, 2004                                       Date:    March 8, 2004

*By: /s/ Philip R. McLoughlin                                *By: /s/ Robert M. Stavis
         -------------------------------                              ----------------
         Philip R. McLoughlin                                         Robert M. Stavis
         Director                                                     Director

Date:    March 8, 2004                                       Date:    March 8, 2004

                            *By /s/ Jeffrey L. Radke
                                --------------------
                                    Jeffrey L. Radke
                                    Attorney-in-Fact


                          Independent Auditors' Report

The Board of Directors and Shareholders
PXRE Group Ltd.

We have audited the accompanying consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PXRE Group Ltd., and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting for Derivative Instruments and Hedging Activities," during 2001.




KPMG LLP
New York, New York
February 10, 2004

PXRE                    Consolidated Balance Sheets
Group Ltd.              (Dollars in thousands, except par value per share)
--------------------------------------------------------------------------------

                                                                                                              December 31,
                                                                                                         2003               2002
                                                                                                        ----               ----
 Assets           Investments:
                   Fixed maturities:
                     Available-for-sale (amortized cost $613,833 and $465,963, respectively)        $   617,658        $   478,878
                     Trading (cost $20,370 and $19,521, respectively)                                    21,451             21,871
                   Short-term investments                                                               175,771            133,318
                   Hedge funds (cost $87,691 and $84,915, respectively)                                 121,466            113,105
                   Other invested assets (cost $9,365 and $10,522, respectively)                         10,173             11,529
                                                                                                   ------------       ------------
                      Total investments                                                                 946,519            758,701
                  Cash                                                                                   65,808             46,630
                  Accrued investment income                                                               5,490              5,788
                  Premiums receivable, net                                                               79,501             77,290
                  Other receivables                                                                      30,695             27,052
                  Reinsurance recoverable on paid losses                                                 15,494             29,653
                  Reinsurance recoverable on unpaid losses                                              146,924            207,444
                  Ceded unearned premiums                                                                10,454             10,496
                  Deferred acquisition costs                                                              2,495             22,721
                  Income tax asset                                                                       14,133                  -
                  Other assets                                                                           42,134             51,367
                                                                                                   -------------      -------------
                        Total assets                                                                $ 1,359,647        $ 1,237,142
                                                                                                   =============      =============

Liabilities       Losses and loss expenses                                                            $ 450,635          $ 447,829
                  Unearned premiums                                                                      21,566             63,756
                  Debt payable                                                                                -             30,000
                  Reinsurance balances payable                                                           53,373             81,090
                  Deposit liabilities                                                                    80,583             35,149
                  Income tax liability                                                                        -              2,486
                  Other liabilities                                                                      32,133             29,033
                                                                                                   -------------      -------------
                        Total liabilities                                                               638,290            689,343
                                                                                                   -------------      -------------

                  Minority interest in consolidated subsidiary:
                      Company-obligated mandatorily redeemable capital trust
                       pass-through securities of subsidiary trust holding solely a
                       company-guaranteed related subordinated debt                                     156,841             94,335
                                                                                                   -------------      -------------

Shareholders'    Serial convertible preferred shares, $1.00 par value, $10,000
Equity                 stated value -- 10 million shares authorized, 0.02 million
                       shares issued and outstanding                                                    172,190            159,077
                  Common shares, $1.00 par value -- 50 million shares
                       authorized, 13.3 million and 12.0 million shares
                       issued and outstanding, respectively                                              13,277             12,030
                  Additional paid-in capital                                                            192,078            168,866
                  Accumulated other comprehensive income net of deferred income
                     tax expense of $1,242 and $2,866, respectively                                       1,692              7,142
                  Retained earnings                                                                     188,670            108,062
                  Restricted shares at cost (0.3 million and 0.2 million shares, respectively)           (3,391)            (1,713)
                                                                                                   -------------      -------------
                        Total shareholders' equity                                                      564,516            453,464
                                                                                                   -------------      -------------
                        Total liabilities and shareholders' equity                                  $ 1,359,647        $ 1,237,142
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

PXRE                  Consolidated Statements of Income and Comprehensive Income
Group Ltd.            (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                                     Years Ended December 31,
                                                                                                   2003        2002        2001
                                                                                                ---------   ---------   ---------

Revenues               Net premiums earned                                                       $320,933    $269,360   $ 162,125
                       Net investment income                                                       26,931      24,893      30,036
                       Net realized investment gains                                                2,447       8,981       4,023
                       Fee income                                                                   5,014       3,432       5,786
                                                                                                ----------  ----------  ----------
                                                                                                  355,325     306,666     201,970
                                                                                                ----------  ----------  ----------

Losses and             Losses and loss expenses incurred                                          158,488     126,862     151,703
Expenses               Commissions and brokerage                                                   47,360      53,391      30,350
                       Other operating expenses                                                    38,954      32,454      29,606
                       Interest expense                                                             2,506       2,939       4,424
                       Minority interest in consolidated subsidiaries                              10,528       8,646       8,877
                                                                                                ----------  ----------  ----------
                                                                                                  257,836     224,292     224,960
                                                                                                ----------  ----------  ----------

                       Income (loss) before income taxes and cumulative
                        effect of accounting change                                                97,489      82,374     (22,990)
                       Income tax provision (benefit)                                                 841      17,829      (4,704)
                                                                                                ----------  ----------  ----------

                       Income (loss) before cumulative effect of accounting change                 96,648      64,545     (18,286)
                       Cumulative effect of accounting change, net of $172
                        tax expense                                                                     -           -         319
                                                                                                ----------  ----------  ----------

                       Net income (loss) before convertible preferred share dividends            $ 96,648    $ 64,545   $ (17,967)
                                                                                                ==========  ==========  ==========
                       Convertible preferred share dividends                                       13,113       9,077           -
                                                                                                ----------  ----------  ----------
                       Net income (loss) available to common shareholders                        $ 83,535    $ 55,468   $ (17,967)
                                                                                                ==========  ==========  ==========


Comprehensive          Net income (loss) before convertible preferred share dividends            $ 96,648    $ 64,545   $ (17,967)
Income, Net of         Net unrealized (depreciation) appreciation on investments                   (6,396)      7,664         493
Tax                    Net unrealized appreciation (depreciation) on cash flow hedge                  946        (223)       (722)
                                                                                                ----------  ----------  ----------
                       Comprehensive income (loss)                                               $ 91,198    $ 71,986   $ (18,196)
                                                                                                ==========  ==========  ==========


Per Share              Basic:
                            Net income (loss) before cumulative effect of
                              accounting change and convertible preferred share dividends        $   8.06    $   5.47   $   (1.58)
                            Cumulative effect of accounting change                                      -           -        0.03
                            Convertible preferred share dividends                                   (1.09)      (0.77)          -
                                                                                                ----------  ----------  ----------
                            Net income (loss) available to common shareholders                   $   6.97    $   4.70   $   (1.55)
                                                                                                ==========  ==========  ==========
                            Average shares outstanding (000's)                                     11,992      11,802      11,578
                                                                                                ==========  ==========  ==========

                       Diluted:
                            Net income (loss) before cumulative effect of accounting change        $ 4.10      $ 3.28     $ (1.58)
                            Cumulative effect of accounting change                                      -           -        0.03
                                                                                                ----------  ----------  ----------
                            Net income (loss)                                                      $ 4.10      $ 3.28     $ (1.55)
                                                                                                ==========  ==========  ==========
                            Average shares outstanding (000's)                                     23,575      19,662      11,578
                                                                                                ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Shareholders' Equity
Group Ltd.          (Dollars in thousands)
-------------------------------------------------------------------------------

                                                                          Years Ended December 31, 2003, 2002 and 2001
                                                                                    Accumulated
                                                   Convertible          Additional     Other                               Total
                                                    Preferred  Common    Paid-in   Comprehensive  Retained  Restricted Shareholders'
                                                     Shares    Shares     Capital      Income     Earnings    Shares       Equity
                                                    -------    -------   --------     -------     --------   -------      ------

   Balance at December 31, 2000                     $       - $ 11,820  $ 175,014      $   (69)   $ 76,302   $ (3,680)   $ 259,387

   Net loss                                                                                        (17,967)                (17,967)
   Unrealized appreciation on investments, net                                             492                                 492
   Unrealized depreciation on cash flow hedge, net                                        (722)                               (722)
   Issuance of common shares                                        53      3,368                                            3,421
   Repurchase/cancellation of common shares                                (2,937)                                          (2,937)
   Issuance of restricted shares                                                                               (1,642)      (1,642)
   Amortization of restricted shares                                                                            2,404        2,404
   Dividends paid to common shareholders                                                            (2,862)                 (2,862)
   Other                                                                      (40)                                246          206
                                                    -------------------------------------------------------------------------------
   Balance at December 31, 2001                             -   11,873    175,405         (299)     55,473     (2,672)     239,780

   Net income before preferred shares dividends                                                     64,545                  64,545
   Unrealized appreciation on investments, net                                           7,664                               7,664
   Unrealized depreciation on cash flow hedge, net                                        (223)                               (223)
   Issuance of preferred shares                       150,000              (9,112)                                         140,888
   Issuance of common shares                                       157      3,000                                            3,157
   Repurchase/cancellation of common shares                                  (671)                                            (671)
   Issuance of restricted shares                                                                                 (886)        (886)
   Amortization of restricted shares                                                                            1,845        1,845
   Dividends to convertible preferred shareholders      9,077                                       (9,077)                      -
   Dividends paid to common shareholders                                                            (2,879)                 (2,879)
   Other                                                                      244                                              244
                                                    -------------------------------------------------------------------------------
   Balance at December 31, 2002                       159,077   12,030    168,866        7,142     108,062     (1,713)     453,464

   Net income before preferred shares dividends                                                     96,648                  96,648
   Unrealized depreciation on investments, net                                          (6,396)                             (6,396)
   Unrealized appreciation on cash flow hedge, net                                         946                                 946
   Issuance of common shares                                     1,247     25,084                                           26,331
   Repurchase/cancellation of common shares                                (2,058)                                          (2,058)
   Issuance of restricted shares                                                                               (4,582)      (4,582)
   Amortization of restricted shares                                                                            2,904        2,904
   Dividends to convertible preferred shareholders     13,113                                     (13,113)                       -
   Dividends paid to common shareholders                                                            (2,927)                 (2,927)
   Other                                                                      186                                              186
                                                    -------------------------------------------------------------------------------
   Balance at December 31, 2003                     $ 172,190 $ 13,277  $ 192,078      $ 1,692   $ 188,670   $ (3,391)   $ 564,516
                                                    ===============================================================================

        The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.          Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                                                 Years Ended December 31,
                                                                                              2003         2002          2001
                                                                                              ----         ----          ----

Cash Flows          Net income (loss) before convertible preferred share dividends          $ 96,648     $ 64,545     $ (17,967)
from Operating      Adjustments to reconcile net income to net cash
Activities            provided (used) by operating activities:
                    Losses and loss expenses                                                   2,807       (5,876)      202,086
                    Unearned premiums                                                        (42,148)      25,088        (7,612)
                    Deferred acquisition costs                                                20,226      (15,409)        2,385
                    Receivables                                                               (5,855)       3,143        (9,305)
                    Reinsurance balances payable                                             (27,717)       2,913        43,866
                    Reinsurance recoverable                                                   74,678       25,018      (144,918)
                    Income taxes                                                             (14,808)      25,017        (6,955)
                    Equity in earnings of limited partnerships                               (13,373)      (9,323)      (10,629)
                    Trading portfolio purchased                                              (21,607)     (30,886)            -
                    Trading portfolio disposed                                                25,183       38,123         3,504
                    Deposit liability                                                         45,434       21,818        13,331
                    Other                                                                     14,789       (4,789)      (39,186)
                                                                                           ----------  -----------   -----------
                    Net cash provided by operating activities                                154,257      139,382        28,600
                                                                                           ----------  -----------   -----------


Cash Flows          Fixed maturities available for sale purchased                           (527,249)    (430,722)     (215,454)
from Investing      Fixed maturities available for sale disposed or matured                  378,996      189,969       282,218
Activities          Payable for securities                                                        (4)         (82)          105
                    Net change in short-term investments                                     (42,453)      20,185      (105,400)
                    Hedge funds purchased                                                    (35,000)     (30,366)      (24,000)
                    Hedge funds disposed                                                      40,009       14,265        25,076
                    Other invested assets purchased                                             (314)          (8)       (4,802)
                    Other invested assets disposed                                             1,673       10,283        30,467
                                                                                           ----------  -----------   -----------
                    Net cash used by investing activities                                   (184,342)    (226,476)      (11,790)
                                                                                           ----------  -----------   -----------


Cash Flows          Proceeds from issuance of convertible preferred shares                         -      140,888             -
from Financing      Proceeds from issuance of common shares                                   21,538        2,128         1,104
Activities          Proceeds from issuance of minority interest in consolidated subsidiaries  62,500            -             -
                    Cash dividends paid to common shareholders                                (2,927)      (2,879)       (2,862)
                    Repayment of debt                                                        (30,000)     (25,000)      (10,000)
                    Repurchase of minority interest in consolidated subsidiary                     -       (3,773)            -
                    Cost of shares repurchased                                                (1,848)        (528)       (1,173)
                                                                                           ----------  -----------   -----------
                    Net cash provided (used) by financing activities                          49,263      110,836       (12,931)
                                                                                           ----------  -----------   -----------


                    Net change in cash                                                        19,178       23,742         3,879
                    Cash, beginning of year                                                   46,630       22,888        19,009
                                                                                           ----------  -----------   -----------
                    Cash, end of year                                                       $ 65,808     $ 46,630      $ 22,888
                                                                                           ==========  ===========   ===========


                    Supplemental disclosure of cash flow information:
                    Interest paid                                                           $ 11,229     $ 11,136      $ 13,066
                    Income taxes paid (refund)                                              $ 15,680     $ (7,123)      $ 3,082

        The accompanying notes are an integral part of these statements.

PXRE                    Notes to Consolidated Financial Statements
Group Ltd.              Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

1.   Organization

         PXRE Group Ltd. (the "Company" or collectively with its subsidiaries, "PXRE") is an insurance holding company domiciled in Bermuda. We provide reinsurance products and services to a worldwide marketplace through subsidiary operations in Bermuda, Barbados, Europe and the United States. Our primary focus is providing property catastrophe reinsurance and retrocessional coverage. We also provide marine, aviation and aerospace products and services.

         The Company was formed in 1999 as part of the reorganization of PXRE Delaware, a Delaware corporation ("PXRE Delaware"). Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999, the Company's common shares commenced trading on the New York Stock Exchange under the symbol "PXT." The reorganization also involved the establishment of a Bermuda based reinsurance subsidiary, PXRE Reinsurance Ltd. ("PXRE Bermuda"), and a Barbados based reinsurance subsidiary, PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados") and the formation of a reinsurance intermediary, PXRE Solutions, Inc. ("PXRE Solutions").

2.   Significant Accounting Policies

     Basis of Presentation and Consolidation

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of the Company and its wholly owned subsidiaries, including PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Bermuda, PXRE Barbados, PXRE Solutions, PXRE Solutions S.A. ("PXRE Europe"), PXRE Limited, PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III, PXRE Capital Statutory Trust V and PXRE Capital Trust VI. All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

         GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made for 2001 and 2002 to conform to the 2003 presentation.

     Premiums Assumed and Ceded

         Premiums on assumed and ceded reinsurance business are recorded as earned on a pro rata basis over the contract period based on estimated subject premiums. Adjustments based on actual subject premiums are recorded once ascertained. The portion of assumed and ceded premiums written relating to unexpired coverages at the end of the period are recorded as unearned premiums and ceded unearned premiums, respectively.

         Assumed and ceded reinstatement premiums on reinsurance business are estimated and recorded as earned following a loss event based on contract terms and estimated losses incurred.

         Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that PXRE or its retrocessionaires may realize a significant loss from the insurance risk assumed are accounted for as deposits with interest income or expense credited or charged to the contract deposits and included in net investment income or fee income. These contract deposits are included in other assets and deposit liabilities in the Consolidated Balance Sheets. Premiums on assumed and ceded retroactive reinsurance contracts are earned when written.

     Deferred Acquisition Costs

         Acquisition costs consist of commission and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded and fee income. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

     Fee Income

         Fee income is recorded as earned on a pro rata basis over the contract period under various arrangements whereby PXRE acts as underwriting manager for other insurers and reinsurers. These fees are initially based on premium volume, but are adjusted in some cases through contingent profit commissions related to underwriting results. In addition, fees are earned from certain finite contracts accounted for as deposits.

     Liabilities for Losses and Loss Expenses

         Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. These liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates. Any adjustments to these estimates are reflected in income when known. Reinsurance recoverable on paid and unpaid losses are reported as assets. Reinsurance recoverable on paid losses represent amounts recoverable from retrocessionaires at the end of the period for gross losses previously paid. Reinsurance recoverables are recognized in a manner consistent with the underlying loss and loss expense reserve. Provisions are established for all reinsurance recoveries that are considered doubtful.

          Liabilities on assumed retroactive reinsurance contracts are established for the estimated loss PXRE ultimately expects to payout. If such losses are greater than the related assumed earned premium, a deferred charge is recorded and included in other assets in the Consolidated Balance Sheets. Reinsurance recoverables on ceded retroactive reinsurance contracts are recorded for the estimated recovery that PXRE ultimately expects to receive. If such recoverables are greater than the related ceded earned premium, a deferred gain is recorded and included in other liabilities in the Consolidated Balance Sheets. The deferred charge and gain are amortized over the estimated remaining settlement periods using the interest method. When changes in the amount or the timing of payments on retroactive balances occur, a cumulative amortization adjustment is recognized in earnings in the period of the change.

     Investments

         Fixed maturity investments are considered available-for-sale or trading and are reported at fair value. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in shareholders' equity. Unrealized losses associated with the available-for-sale portfolio that are deemed other than temporary are charged to operations. Unrealized gains and losses associated with the trading portfolio are recognized in investment income.

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

         Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments and extensions.

     Fair Value of Financial Instruments

         Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 4 and 5.

     Debt Issuance Costs

         Debt issuance costs associated with the issuance of $100.0 million 8.85% PXRE Capital Trust Pass-through Securities ("TRUPS"), the $17.5 million 7.35% PXRE Capital Statutory Trust II, the $15.0 million 9.75% PXRE Capital Trust III, the $20.0 million 7.70% PXRE Capital Statutory Trust V, and the $10.0 million 7.58% PXRE Capital Trust VI are being amortized over the term of the related outstanding debt using the interest method.

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

     Comprehensive Income

         Comprehensive income is comprised of net income before convertible preferred share dividends and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation or depreciation of investments and a cash flow hedge, net of tax, during the period it was deemed to be effective.

     Earnings Per Share

         Basic earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding. On a diluted basis both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive.

     Share-Based Compensation

         At December 31, 2003, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No share-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No 123, "Accounting for Stock-Based Compensation" to share-based employee compensation.


  ($000's, except per share data)                                 2003            2002           2001
                                                               ---------      ----------     ----------
  Net income (loss) before convertible preferred share
     dividends:
       As reported                                             $  96,648      $  64,545      $ (17,967)
                                                               ---------      ---------      ---------
       Deduct:
          Total share-based compensation expense
          determined under fair value based method for all
          awards, net of related tax effects                      (2,927)        (2,464)        (1,630)
                                                               ---------      ---------      ---------
       Pro-forma                                               $  93,721      $  62,081      $ (19,597)
                                                               =========      =========      =========

  Basic income (loss) per share:
       As reported                                             $    6.97      $    4.70      $  (1.55)
       Pro-forma                                               $    6.72      $    4.49      $  (1.69)
  Diluted income (loss) per share:
       As reported                                             $    4.10      $    3.28      $  (1.55)
       Pro-forma                                               $    3.98      $    3.16      $  (1.69)



     Accounting for Derivative Instruments and Hedging Activities

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts. Accordingly, all derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative was used and whether it qualifies for hedge accounting.

         During the first quarter of 2001, PXRE adopted SFAS No. 133. The cumulative effect of adoption was income of $0.3 million, net of tax.

     Accounting for Extinguishment of Debt

         FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", on April 30, 2002, which rescinds the requirement to present gains and losses from extinguishment of debt as an extraordinary item. PXRE adopted the new standard effective January 1, 2002. As a result, a gain of $1.4 million on the repurchase of $5.2 million of Minority Interest in Consolidated Subsidiary was classified with net realized investment gains during 2002.

     Debt and Equity Classification

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003 however, due to certain parts of this statement being deferred indefinitely by the FASB, the adoption of this statement did not have any impact on PXRE's Consolidated Financial Statements, financial position or results of operations.

     Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all "Variable Interest Entities" ("VIE") by the "primary beneficiary," as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. However, on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of VIE's", which deferred the effective date until March 31, 2004. The adoption of this statement will result in PXRE deconsolidating the five trusts which previously issued our trust preferred securities. As a result, the subordinated loans from the trusts will be reflected as debt. Investments in such trusts, including equity and debt, of approximately $10.3 million will be reflected as assets with a corresponding increase in debt. In addition, the gain, net of tax of $1.1 million previously accounted for as an extinguishment of debt, will be reversed and presented as a cumulative effect of an accounting change.

3.   Underwriting

         Premiums written and earned for the years ended December 31, 2003, 2002 and 2001 are as follows:

($000's)                           2003             2002             2001
--------                       ---------         ----------      ------------

Premiums written
----------------
Gross premiums written         $  339,140        $  366,768      $   290,213
Ceded premiums written            (60,729)          (72,285)        (135,735)
                               ----------        ----------      -----------
Net premiums written           $  278,411        $  294,483      $   154,478
                               ==========        ==========      ===========

Premiums earned
---------------
Gross premiums earned          $  381,705        $  349,312      $   293,442
Ceded premiums earned             (60,772)          (79,952)        (131,317)
                               ----------        ----------      -----------
Net premiums earned            $  320,933        $  269,360      $   162,125
                               ==========        ==========      ===========

         Premiums written were assumed principally through reinsurance brokers or intermediaries. In 2003, 2002 and 2001, four, five and four reinsurance intermediaries, respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 78%, 84% and 60% of gross premiums written, respectively.

         Included in ceded premiums written are $26.1 million, $30.5 million and $58.0 million of premiums ceded in 2003, 2002 and 2001, respectively to one reinsurer, Select Reinsurance Ltd. ("Select Re"). Fees earned from Select Re were $3.8 million, $3.0 million and $4.0 million in 2003, 2002 and 2001, respectively. Net assets due from Select Re at December 31, 2003, are $64.6 million, all of which are secured by trust agreements. The President and a major shareholder of Mariner Investment Group ("Mariner"), one of our investment managers, is also a member of the Board of Select Re and one of its founding shareholders.

         PXRE from time to time purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In addition, primarily related to our exposure assumed on per-risk treaties, we purchase clash reinsurance protection which allows us to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims.

         At December 31, 2003, PXRE had balances with an insurer, Legion Insurance Company ("Legion"), which has been in liquidation, amounting to $8.7 million of premiums receivable net of contingent commission. PXRE also had losses and loss expense liabilities due to Legion of $16.4 million at December 31, 2003. PXRE's reinsurance contracts with Legion contain offset clauses whose enforceability is subject to Pennsylvania law.

         PXRE has both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent or PXRE, as the case may be. PXRE held premiums and accrued investment income due to reinsurers at December 31, 2003 and 2002 of $124.1 million and $122.2 million, respectively. These amounts are included, net of related receivables, under the caption, "Reinsurance balances payable" in the Company's Consolidated Balance Sheets. PXRE owes fixed rates of interest to the retrocessionaires for these funds withheld arrangements, and on a weighted average basis such rates during the years ended December 31, 2003 and 2002 were 6.8% and 7.8%, respectively. Under these arrangements, PXRE reduced investment income during the years ended December 31, 2003 and 2002 by $9.1 million and $9.8 million, respectively. Additionally, PXRE was owed premiums and accrued investment income due from reinsureds at December 31, 2003 and 2002 of $26.4 million and $24.9 million, respectively. These amounts are included, net of related payables, under the caption "Other Receivables" in the Company's Consolidated Balance Sheets. PXRE is entitled to fixed rates of interest from the cedents for these funds withheld arrangements, and on a weighted average basis such rate during both the years ended December 31, 2003 and 2002 was 7.0%. Under these arrangements, PXRE recognized investment income during both the years ended December 31, 2003 and 2002 of $1.7 million.

         Activity in the net losses and loss expense liability for the years ended December 31, 2003, 2002 and 2001 is as follows:

($000's)                                          2003        2002         2001
                                               ---------    ---------    ---------
Net balance at January 1                       $ 240,385    $ 207,798    $ 155,503

Incurred related to:
  Current year                                   112,692      101,456      133,852
  Prior years                                     45,796       25,406       17,851
                                               ---------    ---------    ---------
  Total incurred                                 158,488      126,862      151,703
                                               ---------    ---------    ---------

Paid related to:
  Current year                                   (26,058)     (18,618)     (46,961)
  Prior years                                    (66,957)     (81,259)     (52,505)
                                               ---------    ---------    ---------
  Total paid                                     (93,015)     (99,877)     (99,466)
                                               ---------    ---------    ---------

Retroactive reinsurance adjustment                (5,571)       2,976           58
Foreign exchange adjustments                       3,424        2,626            -
                                               ---------    ---------    ---------

Net balance at December 31                       303,711      240,385      207,798

Reinsurance recoverable on unpaid losses and
  loss expenses                                  146,924      207,444      245,907
                                               ---------    ---------    ---------
Gross balance at December 31                   $ 450,635    $ 447,829    $ 453,705
                                               =========    =========    =========

         During 2003, we incurred net adverse development of $45.8 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance agreement referred to in Note 13. During 2002, we incurred net adverse development for prior-year losses amounting to $25.4 million, $16.9 million of which was due to loss development in our exited lines segment relating primarily to the 2000 and 2001 underwriting years. Adverse development of $16.7 million was primarily caused by larger than expected reported claims under our direct reinsurance contracts, corroborated by revised industry data. Net losses and loss expenses were unfavorably affected by an increase to reserves of $17.9 million in 2001 primarily due to strengthening of reserves in casualty, marine and aerospace lines of business and development of a number of historical catastrophe events.

4.   Investments

         The book value, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities as of December 31, 2003 and 2002 are shown below:

                                                  Gross      Gross     Estimated
                                        Book   Unrealized  Unrealized    Fair
($000's)                               Value      Gains      Losses     Value
                                      -------- ----------  ---------- ----------
2003
----
Available for sale:
United States government securities   $ 40,219   $     79   $     61   $ 40,237
United States government sponsored
 agency debentures                     115,375      1,504      1,439    115,440
United States government sponsored
 agency mortgage-backed securities     133,723        822        222    134,323
Other mortgage and asset-backed
 securities                            145,772      1,409        985    146,196
Obligations of states and political
 subdivisions                           18,005        579         --     18,584
Public utilities and industrial and
 miscellaneous securities              160,739      3,640      1,501    162,878
                                      --------   --------   --------   --------
                                       613,833      8,033      4,208    617,658
                                      --------   --------   --------   --------
Trading:
Foreign denominated securities          21,451         --         --     21,451
                                      --------   --------   --------   --------

     Total fixed maturities           $635,284   $  8,033   $  4,208   $639,109
                                      ========   ========   ========   ========


                                                  Gross      Gross     Estimated
                                        Book   Unrealized  Unrealized    Fair
($000's)                               Value      Gains      Losses     Value
                                      -------- ----------  ---------- ----------
2002
----
Available for sale:
United States government securities   $ 45,640   $    525   $     --   $ 46,165
Foreign government securities              310          5         --        315
United States government sponsored
 agency debentures                      35,524      2,538         --     38,062
United States government sponsored
 agency mortgage-backed securities      40,161      2,306         --     42,467
Other mortgage and asset-backed
 securities                            144,378      2,011      2,653    143,736
Obligations of states and political
 subdivisions                           72,983      3,617         78     76,522
Public utilities and industrial and
 miscellaneous securities              126,967      4,956        312    131,611
                                      --------   --------   --------   --------

                                       465,963     15,958      3,043    478,878
                                      --------   --------   --------   --------
Trading:
Foreign denominated securities          21,871         --         --     21,871
                                      --------   --------   --------   --------


     Total fixed maturities           $487,834   $ 15,958   $  3,043   $500,749
                                      ========   ========   ========   ========


         The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position:

                                                               One Year or Less         Over One Year
                                                              -------------------    -------------------------
                                                                        Unrealized                 Unrealized
($000's)                                                     Fair Value    Loss      Fair Value       Loss
                                                              --------   --------    -----------   -----------
United States government securities                           $ 30,614   $    (61)   $        --   $        --
United States government sponsored agency debentures            34,384     (1,439)            --            --
United States government sponsored agency mortgage-  backed
securities                                                      52,337       (222)            --            --
Other mortgage and asset-backed securities                      71,545       (985)            --            --
Corporate securities                                            54,656     (1,501)            --            --
                                                              --------   --------    -----------   -----------
      Total temporarily impaired securities                   $243,536   $ (4,208)   $        --   $        --
                                                              ========   ========    ===========   ===========


         Included in other comprehensive income in 2003 is $6.4 million of net unrealized depreciation on investments which includes $8.8 million of unrealized net losses arising during the year less $2.4 million of reclassification adjustments for net gains, included in net income.

         Proceeds, gross realized investment gains, and gross realized investment losses from sales of fixed maturity investments before maturity or securities that prepay and from sales of equity securities were as follows:


 ($000's)                          2003         2002          2001
                                 ---------    ---------    ---------
 Proceeds from sales
    Fixed maturities             $ 348,884    $ 206,537    $ 279,218
                                 =========    =========    =========
    Equity securities            $     328    $     275    $  18,154
                                 =========    =========    =========

Gross realized gains
    Fixed maturities             $   6,546    $  10,566    $   7,307
    Equity securities                   --           --          101
    Other                               --           --          211
                                 ---------    ---------    ---------
                                     6,546       10,566        7,619
                                 ---------    ---------    ---------

 Gross realized losses
    Fixed maturities                (3,956)      (1,352)      (1,815)
    Equity securities                   --         (123)      (1,201)
    Other                             (143)        (110)        (580)
                                 ---------    ---------    ---------
                                    (4,099)      (1,585)      (3,596)
                                 ---------    ---------    ---------
 Net realized investment gains   $   2,447    $   8,981    $   4,023
                                 =========    =========    =========


         Included in gross realized losses is the other than temporary write down of a fixed maturity bond in 2003 and 2002 of $0.2 million and $0.7 million, respectively and an equity security and a fixed maturity bond in 2001 in the amount of $0.8 million and $1.6 million, respectively.

         The components of net investment income were as follows:




($000's)                           2003        2002        2001
                                 --------    --------    --------

Fixed maturity investments       $ 23,325    $ 22,397    $ 16,331
Hedge funds and other limited
 partnerships                      13,373       9,343      10,629
Equity securities                      --          --         269
Cash, short-term and other          3,313       4,653       6,737
                                 --------    --------    --------
                                   40,011      36,393      33,966

Less investment expenses           (2,316)     (1,954)     (1,710)
Less interest expense on funds
  held and deposit liabilities    (10,764)     (9,546)     (2,220)
                                 --------    --------    --------
Net investment income            $ 26,931    $ 24,893    $ 30,036
                                 ========    ========    ========


         Investment expenses principally represent fees paid to General Re-New England Asset Management, Inc. as well as fees paid to Mariner.

     Investment Maturity Distributions

         The book value and estimated fair value of fixed maturity investments at December 31, 2003 by expected maturity date are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Estimated
                                      Book             Fair
($000's)                              Value            Value
                                    --------        --------
Fixed Maturity:
    One year or less                $ 21,883        $ 21,986
    Over 1 through 5 years           430,977         435,373
    Over 5 through 10 years          173,439         172,737
    Over 10 through 20 years             364             392
Over 20 years                          8,621           8,621
                                    --------        --------
    Total fixed maturities          $635,284        $639,109
                                    ========        ========


         In addition to fixed maturities, PXRE held $175.8 million and $133.3 million of short-term investments at December 31, 2003 and 2002, respectively, comprised principally of treasury bills and agency securities.

         PXRE also held $121.5 million and $113.1 million of limited partnership hedge fund assets including funds managed by Mariner, at December 31, 2003 and 2002, respectively, that are accounted for under the equity method, as follows:


                                                             2003                                2002
                                                 ----------------------------        ----------------------------
($000's)                                             $            Ownership %            $            Ownership %
                                                 ----------        ----------        ----------        ----------
Mariner Partners, L.P.                           $   16,557               3.6        $   18,105              11.0
Mariner Select, L.P.                                 14,186               6.7            15,685              12.1
Caspian Capital Partners, L.P. (a Mariner
   fund)                                              9,663               2.6             8,400               3.3
Mariner Opportunities, L.P.                           9,708              11.6             8,350              14.3
Other                                                71,352       2.7 to 18.0            62,565        0.2 to 7.1
                                                 ----------                          ----------

       Total hedge funds                         $  121,466                         $  113,105
                                                 ==========                         ==========

     Restricted Assets

         Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $17.3 million were issued at December 31, 2003, in respect of reported loss reserves and unearned premiums. Cash and investments amounting to $19.6 million have been pledged as collateral with issuing banks. In addition, securities with a par value of $10.7 million at December 31, 2003 were on deposit with various state insurance departments in order to comply with insurance laws.

         PXRE, in connection with the capitalization of PXRE's Lloyd's Syndicate 1224, has placed on deposit a $30.6 million par value U.S. Treasury security as collateral for Lloyd's of London ("Lloyd's"). In addition, cash and invested assets held by PXRE's Lloyd's Syndicate 1224, amounting to $9.2 million at December 31, 2003, are restricted from being paid as a dividend until the run-off of our exited Lloyd's business has been completed.

         PXRE has outstanding commitments for funding investments in certain limited partnerships of $0.9 million at December 31, 2003.

         PXRE has deposited securities with a fair value of $57.8 million at December 31, 2003 in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.

5. Debt

         In January 1997, PXRE Delaware issued $100.0 million of 8.85% TRUPS due February 1, 2027. The fair value of the TRUPS is $91.0 million and $69.2 million at December 31, 2003 and 2002, respectively. Interest is payable on the TRUPS semi-annually. The notes are redeemable on or after February 1, 2007 at the option of PXRE Delaware, initially at 104.180% declining to 100.418% at February 1, 2016, and 100% thereafter. During 2002, PXRE repurchased $5.2 million of the TRUPS and recognized a realized investment gain of $1.4 million.

         On May 15, 2003, PXRE Capital Statutory Trust II, a Connecticut statutory trust and subsidiary of the Company, sold $17.5 million principal amount of capital trust pass-through securities due May 15, 2033. The securities bear interest payable quarterly at an initial rate of 7.35% until May 15, 2008 and thereafter at an annual rate of 3 month LIBOR plus 4.1% reset quarterly. The Company has the right to redeem the securities at any quarterly interest payment date after May 15, 2008 at 100%. The Company used the net proceeds of the sale to repay the balance of the $10.0 million outstanding under its credit agreement, and to provide additional capital to PXRE Bermuda.

         On May 23, 2003, PXRE Capital Trust III, a Delaware statutory trust and a subsidiary of the Company, sold $15.0 million principal amount of capital trust pass-through securities due May 23, 2033. The securities bear interest payable quarterly at a rate of 9.75%. The Company has the right to redeem the securities at call prices of 104.875% on May 23, 2008, declining to 100.975% on May 23, 2012 and 100% on May 23, 2013 or thereafter. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         On October 29, 2003, PXRE Capital Statutory Trust V, a Connecticut statutory and a subsidiary of the Company, sold $20.0 million principal amount of capital trust pass-through securities due October 29, 2033. The securities bear interest payable quarterly at a rate of 7.70% until October 29, 2008, and thereafter at an annual rate of 3 month LIBOR plus 3.85% reset quarterly. The Company has the right to redeem the securities at any quarterly interest payment date after October 29, 2008 at 100%. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         On November 6, 2003, PXRE Capital Trust VI, a Delaware capital trust and a subsidiary of the Company, sold $10.0 million principal amount of capital trust pass-through securities due September 30, 2033. The securities bear interest payable quarterly at an initial rate of 7.58% until September 30, 2008, and thereafter at an annual rate of 3 month LIBOR plus 3.90% reset quarterly. The Company has the right to redeem the securities at any quarterly payment date after September 30, 2008 at 100%. The Company used the net proceeds to provide additional capital to PXRE Bermuda.

         On December 30, 1998, PXRE Delaware entered into a Credit Agreement with Wachovia Bank, National Association (formerly known as First Union National
Bank), ("Wachovia"), to arrange and syndicate for it a revolving credit facility of up to $75.0 million. Commitments under this credit facility terminated on May 16, 2003 following a repayment of $20.0 million on March 31, 2003 and the final payment of $10.0 million on May 16, 2003.

         PXRE Delaware entered into a cash flow hedge interest rate swap agreement with Wachovia that had the intended effect of converting the $30.0 million borrowings by PXRE Delaware to a fixed rate borrowing at an annual rate of 7.34%. The fair value of the interest rate swap agreement at December 31, 2003 and 2002 was approximately $0.9 million and $1.6 million, respectively. Following the repayments of $20.0 million on March 31, 2003 and the remaining $10.0 million on May 16, 2003 under PXRE's credit facility with Wachovia discussed above, this interest rate swap, previously accounted for as a cash flow hedge, was no longer effective. Consequently $1.1 million has been charged as interest expense in 2003. This charge did not impact shareholders' equity because it was previously recorded as a component of other comprehensive income.

6.   Taxation

         PXRE is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. PXRE has received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts PXRE from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

         PXRE does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to direct United States income taxation.

         The United States subsidiaries of PXRE file a consolidated U.S. federal income tax return.

         Income (loss) before income taxes and cumulative effect of accounting change for the years ended December 31, 2003, 2002 and 2001 was as follows under the following jurisdictions:


($000's)                       2003            2002            2001
                              --------        --------        --------

U.S.                          $  1,868        $ 50,619        $(14,351)
Bermuda and subsidiary          90,104          31,553          (5,005)
Barbados                         5,517             202          (3,634)
                              --------        --------        --------
     Total                    $ 97,489        $ 82,374        $(22,990)
                              ========        ========        ========


         The components of the provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:


     ($000's)                                    2003             2002             2001
                                             --------         --------         --------
     Current
        U.S                                  $ 12,125         $   (867)        $     44
        Foreign                                   566              389            1,103
                                             --------         --------         --------
            Subtotal                           12,691             (478)           1,147
     Deferred U.S.                            (11,850)          18,307           (5,851)
                                             --------         --------         --------
     Income tax provision (benefit) before
        change in accounting                      841           17,829           (4,704)
     Income tax provision from change in
        accounting                                 --               --              172
                                             --------         --------         --------
     Income tax provision (benefit)          $    841         $ 17,829         $ (4,532)
                                             ========         ========         ========


         In March 2002, Congress passed the Job Creation and Worker Assistance Act of 2002 (H.R. 3090), which affords greater opportunity to use net operating losses. The legislation allowed an extension of the carryback period (pursuant to Section 172) from two to five years. PXRE availed itself of this legislation by electing to carryback its 2001 tax loss for five years. This enabled PXRE to recoup $10.7 million of taxes paid in the prior year on 1996 taxable income. The remaining losses were utilized in 2002.

         The significant components of the net deferred income tax asset (liability) are as follows:

($000's)                                                       2003             2002
                                                             --------         --------
Deferred income tax asset:
   Discounted reserves and unearned premiums                 $ 11,421         $ 12,062
   Retroactive reinsurance contracts                            2,842               --
   Deferred compensation and benefits                           2,585            2,071
   Allowance for doubtful accounts                                805              525
   Cash flow hedge                                                122              631
   Excess tax over book basis in invested assets                   54               --
   Other, net                                                     535              350
                                                             --------         --------
     Total deferred income tax asset                         $ 18,364         $ 15,639
                                                             --------         --------

Deferred income tax liability:
   Excess book over tax basis in limited partnerships        $ (1,905)        $ (1,571)
   Market discount                                             (1,406)          (1,305)
   Investments and unrealized foreign exchange                 (1,125)          (3,450)
   Deferred acquisition costs                                    (313)          (7,633)
   Retroactive reinsurance contracts                               --           (1,327)
   Other, net                                                    (419)            (633)
                                                             --------         --------
     Total deferred income tax liability                     $ (5,168)        $(15,919)
                                                             --------         --------

Net deferred income tax asset (liability)                    $ 13,196         $   (280)
                                                             ========         ========


         Management has reviewed PXRE's deferred tax asset, and has concluded that it is realizable and no valuation allowance is necessary.

         Income tax recoverable (payable) consists of the following:

     ($000's)                                  2003           2002
                                             -------        -------
     Current tax asset (liability)           $   937        $(2,206)
     Deferred tax asset (liability)           13,196           (280)
                                             -------        -------
     Net income tax asset (liability)        $14,133        $(2,486)
                                             =======        =======


         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate of 35% to pretax income from operations as a result of the following differences:

        ($000's)                                2003             2002             2001
                                             --------         --------         --------
        Statutory U.S. rate                  $ 34,122         $ 28,831         $ (8,047)
        Tax exempt interest                      (678)            (619)            (781)
        Bermuda and subsidiary (income)
          loss                                (31,537)         (11,044)           1,752
        Foreign income - Barbados              (1,931)             (71)           1,272
        Barbados tax                              516              389            1,103
        Other, net                                349              343              169
                                             --------         --------         --------
           Income tax provision (benefit)    $    841         $ 17,829         $ (4,532)
                                             ========         ========         ========

7.   Shareholders' Equity

         On December 16, 2003, PXRE completed a public offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration on Form S-3, filed in 2003 up to $150.0 million. Of the 2.2 million shares sold,
1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company ("Phoenix"), one of the Company's common shareholders. The underwriters were given an option to purchase up to an additional 0.3 million common shares from the Company, solely to cover overallotments, if any (which option they exercised January 22, 2004).

         The Company did not receive any of the proceeds from the sale of shares by Phoenix. Net proceeds to the Company from the sale of the common shares sold by the Company were approximately $20.4 million. PXRE used its net proceeds from the sale of common shares for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.

         Absent a specific waiver by PXRE's Board of Directors, the Company's Bye-Laws restrict the ownership and voting rights of any shareholder who directly or indirectly would own more than 9.9% of the outstanding common shares of the Company. The restriction requires the prompt disposition of any shares held in violation of the provision and limits the voting power of a shareholder with more than 9.9% of the outstanding shares to the voting power of a shareholder with 9.9% of the outstanding common shares.

         On April 4, 2002, the Company issued $150.0 million of additional capital comprised of 15,000 convertible voting preferred shares in a private placement not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred share investment occurred pursuant to a share purchase agreement, dated as of December 10, 2001, between the Company and certain investors. On February 12, 2002, the shareholders approved the sale and issuance of three series of convertible preferred shares pursuant to the share purchase agreement, including 7,500 Series A convertible preferred shares, 5,000 Series B convertible preferred shares, and 2,500 Series C convertible preferred shares. Proceeds of the offering of the convertible preferred shares, net of offering expenses of $9.1 million, amounted to $140.9 million.

         The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. The shareholders also voted to approve the division of 20.0 million of PXRE's 50.0 million authorized common shares into three new classes of convertible common shares including 10.0 million Class A convertible voting common shares, 6.7 million Class B convertible voting common shares, and 3.3 million Class C convertible voting common shares. No convertible voting common shares of any class are currently outstanding.

         Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of December 31, 2003, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $21.7 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $14.23. Two-thirds of the convertible preferred shares mandatorily convert by April 4, 2005, and the balance by April 4, 2008. Convertible preferred shares vote on a fully converted basis on all matters brought before the shareholders other than the election of directors. As of December 31, 2003, 17,219 convertible preferred shares were issued and outstanding.

         Under the terms of the preferred shares, the payment of dividends on the Company's common shares is subject to the following limitations: (i) no dividend may be paid upon the common shares if the dividends payable upon the preferred shares are overdue, (ii) the amount of dividends paid with respect to the common shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the "Permitted Dividend Amount") without the consent of the majority of holders of the preferred shares; and
(iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to common shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital stock of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount. For this purpose, the term "Permitted Tender Offer Amount" means an amount equal to 20% of the cumulative amount by which our consolidated net income in any calendar year commencing with the year ended December 31, 2002 exceeds $50.0 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of our capital stock on or after December 10, 2001.

8.   Statutory Information

         The Insurance Department of the State of Connecticut and the Bermuda Monetary Authority, by which PXRE Reinsurance and PXRE Bermuda, respectively, are regulated, recognize as net income and surplus those amounts determined in conformity with statutory accounting principles ("SAP") prescribed or permitted by those departments, which differ in certain respects from U.S. GAAP. The amounts of statutory capital and surplus at December 31, and statutory net income for the years ended December 31, 2003, 2002 and 2001, as filed with insurance regulatory authorities are as shown in the table below:


($000's)                                  2003             2002             2001
                                       ---------       ---------         ----------
PXRE Reinsurance
  Statutory capital and surplus        $ 425,210        $ 457,217        $ 331,959
  Statutory net income (loss)          $  32,838        $  39,517        $ (28,171)

PXRE Bermuda
  Statutory capital and surplus        $ 425,839        $  70,609        $  34,332
  Statutory net income (loss)          $  93,497        $  28,557        $  (5,489)



         During the year ended December 31, 2003, the Company contributed 42.6% of its ownership of PXRE Barbados to PXRE Bermuda. As a result of this transaction, as of December 31, 2003, PXRE Bermuda has an asset on its statutory balance sheet equal to $139.6 million, which upon consolidation is fully eliminated. The balance of the increase in statutory capital and surplus of PXRE Bermuda at December 31, 2003 was due to net income and contributions of capital from its parent.

         PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the Insurance Commissioner of the State of Connecticut.

         As of December 31, 2003, the maximum amount of dividends and other distributions, which may be made by PXRE Reinsurance during 2004 without prior approval, is limited to approximately $42.5 million. Accordingly, the remaining amount of its capital and surplus is considered restricted.

         The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which require PXRE Bermuda to maintain certain measures of solvency and liquidity. As of December 31, 2003, the statutory capital and surplus of PXRE Bermuda was estimated to be $425.8 million and the amount required to be maintained was estimated to be $29.9 million.

         Under Barbados law, PXRE Barbados may only pay a dividend out of the realized profits of the company. PXRE Barbados may not pay a dividend unless (a) it is able to pay its liabilities as they become due after payment of the dividend, (b) the realizable value of its assets is greater than the aggregate value of its liabilities, and (c) the stated capital accounts are maintained in respect of all classes of shares.

9.   Earnings Per Share

         A reconciliation of income (loss) before cumulative effect of accounting change to earnings, and shares, which affect basic and diluted earnings per share, is as follows:

(000's, except per share data)                                        2003            2002            2001
                                                                     --------        --------        --------
Net income (loss) available to common shareholders:
  Income (loss) before cumulative effect of accounting change        $ 96,648        $ 64,545        $(18,286)
  Cumulative effect of accounting change, net of tax                       --              --             319
                                                                     --------        --------        --------
  Net income (loss) before convertible preferred
  share dividends                                                    $ 96,648        $ 64,545        $(17,967)
                                                                     ========        ========        ========
  Convertible preferred share dividends                                13,113           9,077              --
                                                                     --------        --------        --------
  Net income (loss) available to common shareholders                 $ 83,535        $ 55,468        $(17,967)
                                                                     ========        ========        ========


Weighted average common shares outstanding:
   Weighted average common shares outstanding (basic)                  11,992          11,802          11,578
   Equivalent shares of underlying options                                287             308             133
   Equivalent number of restricted shares                                 132             143             341
   Equivalent number of convertible preferred shares                   11,164           7,409              --
                                                                     --------        --------        --------
   Weighted average common equivalent shares
    (diluted)                                                          23,575          19,662          12,052
                                                                     ========        ========        ========

   Weighted average common equivalent shares when
     antidilutive                                                          --              --          11,578
                                                                     ========        ========        ========

Per share amounts:
Basic:
    Net income (loss) before cumulative effect of
    accounting change and convertible preferred share
    dividends                                                        $   8.06        $   5.47        $  (1.58)


    Net income (loss) available to common shareholders               $   6.97        $   4.70        $  (1.55)


Diluted:
    Net income (loss) before cumulative effect of
    accounting change                                                $   4.10        $   3.28        $  (1.58)
    Net income (loss)                                                $   4.10        $   3.28        $  (1.55)


10.  Employee Benefits

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

         The investment policy of the fund for the retirement plan seeks to manage the fund with a long term objective, of seven years or more, and achieve the highest practicable long-term rate of return without taking excessive risk that could jeopardize PXRE's funding policy or subject PXRE to undue funding volatility. The objective of the investment policy is for the assets funded to achieve a rate of return over any seven year period that exceeds the rate of inflation by 5% after the cost of managing and administering the plan.

         Asset allocations of the fund at December 31, 2003 and 2002 and the target allocation are as follows:

                           2003       2002       Target
                         --------   --------    --------
Equity assets:
    Large cap               52%         45%         50%
    Small cap               24          20          20
    International            6           5          20
Fixed income assets          5           5          10
Money market assets         13          25          --
                           ---         ---         ---
                           100%        100%        100%
                           ===         ===         ===


         The components of net pension expense for the company-sponsored plans for the years ended December 31, based on a January 1 valuation date (the latest actuarial estimate) are as follows:

($000's)                                    2003         2002        2001
                                           -------      -------     -------

Components of net periodic cost:
  Service cost                             $   978      $   984     $ 1,040
  Interest cost                                555          648         640
  Expected return on assets                   (430)        (197)       (152)
  Amortization of prior service costs          201          212         212
  Recognized net actuarial costs               (44)          --          77
  Settlement                                   598           --          --
                                           -------      -------     -------
Net periodic benefit costs                 $ 1,858      $ 1,647     $ 1,817
                                           =======      =======     =======


         The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets:

($000's)                                                2003              2002
                                                       --------          --------
Reconciliation of benefit obligation
  Benefit obligation as of January 1                   $(11,020)         $(10,610)
  Service cost                                             (978)             (984)
  Interest cost                                            (555)             (648)
  Amendments                                                 --               (80)
  Actuarial gain (loss)                                  (1,385)            1,302
  Settlements                                             5,567                --
                                                       --------          --------
Benefit obligation as of December 31                   $ (8,371)         $(11,020)
                                                       ========          ========

Reconciliation of plan assets
  Fair value of plan assets as of January 1            $  4,740          $  2,217
  Return on plan assets                                   1,043                 6
  Employer contributions                                  1,539             2,517
  Benefits paid                                          (2,005)               --
                                                       --------          --------
Fair value of plan assets as of December 31            $  5,317          $  4,740
                                                       ========          ========

Reconciliation of funded status
  Funded status                                        $ (3,054)         $ (6,280)
  Unrecognized prior service cost                         1,490             1,691
  Unrecognized net loss                                   1,176               957
                                                       --------          --------
Accrued cost                                           $   (388)         $ (3,632)
                                                       ========          ========


Weighted average assumptions as of December 31:
  Discount rate                                            6.25%             6.75%
  Expected return on plan assets                           8.00%             8.00%
  Rate of compensation increase                            5.00%             5.00%


         During 2003, there were settlements upon retirement of the Company's former Chief Executive Officer and two former employees with respect to their vested benefits in which lump sum cash payments were made to these plan participants in exchange for their rights to receive specified pension benefits.

     Employee Share Purchase Plan

         PXRE maintains an Employee Share Purchase Plan under which it has reserved 0.1 million common shares for issuance to PXRE personnel. On the first Monday of each calendar quarter (the "Grant Date"), plan participants are granted the option to purchase shares on the first Monday of the next calendar quarter (the "Exercise Date"). The exercise price of the option is the lesser of 85% of the fair market value of our common shares on the Grant Date or the Exercise Date.

11.  Stock Compensation

         Under the Restated Employee Annual Incentive Bonus Plan, incentive compensation to employees is based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee. The maximum compensation paid in any year is limited to 150% of target bonuses under the Plan. Amounts incurred above 150% of target up to a maximum award at 240% of target represent contingent incentive compensation. At December 31, 2003, the amount of the contingent liability was $3.1 million.

         The Restated Employee Annual Incentive Bonus Plan was terminated effective January 31, 2004. In February 2004, our Board of Directors approved the adoption of the PXRE Group Ltd.'s Annual Incentive Bonus Compensation Plan (the "Bonus Plan"), subject to the approval of our shareholders. If approved by our shareholders, awards will be granted under the Bonus Plan with respect to calendar year 2004. In each of 2002 and 2003, the bonus percentage under the Restated Employee Annual Incentive Bonus Plan exceeded 150% and the portion of the bonus in excess of 150% of the target bonus was deferred in accordance with the terms of such plan. Commencing in March 2004 the Human Resources Committee determined to pay out such deferred amounts in three equal annual installments to officers and in a single lump sum for non-officers.

         The Officer Incentive Plan provides for the grant of incentive share options, non-qualified share options and awards of shares subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive share options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. At December 31, 2003 and 2002, options for 1,178,989 and 754,155 shares, respectively, were exercisable under this plan.

         In 2003, 2002 and 2001, $7.7 million, $6.3 million and $2.0 million, respectively were incurred under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest in 36 months or pro rata over 48 months.

         Information regarding the option plans described above is as follows:


                                                              Number of               Range - Option
                                                               Shares                Price per Share
                                                           ----------------      ------------------------
  Outstanding at December 31, 2000                            1,250,224
           Options granted                                      907,400               $15.95 - $19.80
           Options exercised                                    (72,658)              $10.88 - $12.50
           Options forfeited                                   (442,357)              $12.50 - $32.94
                                                           ----------------
  Outstanding at December 31, 2001                            1,642,609
                                                           ----------------
           Options granted                                      538,238               $17.45 - $24.17
           Options exercised                                   (126,214)              $10.88 - $19.80
           Options forfeited                                    (73,934)              $12.50 - $32.94
                                                           ----------------
  Outstanding at December 31, 2002                            1,980,699
                                                           ----------------
           Options granted                                      374,773               $19.88 - $23.78
           Options exercised                                    (60,625)              $12.50 - $19.80
           Options forfeited                                    (47,248)              $12.50 - $32.94
                                                           ----------------
  Outstanding at December 31, 2003                            2,247,599
                                                           ----------------

         PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2002 and 5,000 options and 2,500 restricted shares per director from 2003. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 2003, options for 500,000 shares were authorized, 232,000 were outstanding and 147,217 were exercisable, at exercise prices between $14.79 and $31.11.

         PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. At December 31, 2003, options for 250,000 shares were authorized and 127,050 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.

         As of December 31, 2003, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 4,033,596 shares. Total shares of 1,453,256 relate to share options which are vested and exercisable at December 31, 2003 at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

         As permitted by SFAS No. 123, PXRE has elected to continue to account for its share option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the share options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income (loss) and earnings per share for 2003, 2002 and 2001 would have been reduced to the following pro-forma amounts:

($000's, except per share data)                                    2003               2002               2001
                                                                ----------         ----------         ----------
Net income (loss) before convertible preferred share
   dividends:
     As reported                                             $      96,648      $      64,545     $      (17,967)
                                                             -------------      -------------     --------------
     Deduct:
        Total share-based compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                          (2,927)            (2,464)            (1,630)
                                                             -------------      -------------     --------------
     Pro-forma                                               $      93,721      $      62,081     $      (19,597)
                                                             =============      =============     ==============

Basic income (loss) per share:
     As reported                                             $        6.97      $        4.70     $        (1.55)
     Pro-forma                                               $        6.72      $        4.49     $        (1.69)
Diluted income (loss) per share:
     As reported                                             $        4.10      $        3.28     $        (1.55)
     Pro-forma                                               $        3.98      $        3.16     $        (1.69)



         The fair value of each option granted in 2003, 2002 and 2001 was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

                                               2003                 2002               2001
                                           ----------         ----------         ----------
Risk-free rate                                2.94%                  4.23%              4.87%
Dividend yield                                1.02%                  0.98%              1.36%
Volatility factor                            40.49%                 40.43%             37.18%
Weighted average expected life                   5                      5                  5


         A summary of the status of the employee and director share option plans at December 31, 2003 and 2002 and changes during the years then ended is presented below:

                                                                    2003                             2002
                                                       ----------------------------   ------------------------------
                                                                        Weighted                         Weighted
                                                                         Average                          Average
                                                        Shares       Exercise Price       Shares      Exercise Price
                                                       ---------      -------------   ------------   ---------------
 Options outstanding at beginning of year              2,319,802           $18.49        1,935,620          $18.06
 Options granted                                         435,081            22.69          614,841           18.64
 Options exercised                                       (64,958)           13.55         (140,725)          12.67
 Options forfeited                                       (83,276)           22.18          (89,934)          19.40
                                                       ---------                      ------------
 Options outstanding at end of year                    2,606,649            19.19        2,319,802           18.49
                                                       ---------                      ------------
 Options exercisable at end of year                    1,453,256            19.38        1,014,658           20.48
                                                       ---------                      ------------
 Weighted average fair value of options granted                              8.21                             7.09

         Options outstanding at December 31, 2003 included:

                              Number                                                    Number
                          Outstanding at        Weighted           Weighted         Exercisable at         Weighted
       Range of            December 31,          Average            Average          December 31,           Average
    Exercise Prices            2003          Remaining Life     Exercise Price           2003           Exercise Price
-----------------------  -----------------  ----------------   ----------------    -----------------  ------------------
$12.50 to $20.70               1,852,161          7.53               $16.64                998,084           $16.10
$23.25 to $33.46                 754,488          5.87               $25.46                455,172           $26.55
                               ---------                                                 ---------
                               2,606,649                                                 1,453,256
                               =========                                                 =========

         PXRE also has adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member at the times specified in the plan. At December 31, 2003, the 14,000 shares granted to eligible non-employee Board members will be issued to Board members at or after their termination, depending on whether such director elected to defer receipt of such shares following termination.

12. Segment Information

         PXRE operates in four reportable property and casualty segments - catastrophe and risk excess, finite business, other lines and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business. Businesses that were not continued in 2002 are reported as exited lines. PXRE's segments for 2001 were reclassified to be comparable to the 2003 and 2002 segments used for PXRE's method of managing the business. In addition, we operate in two geographic segments - North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

         There are no differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, operating expenses, and financing costs to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

         The following tables summarize the net premiums written and net premiums earned by PXRE's business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

Net Premiums Written

                                                                  Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                                2003                      2002                        2001
                                      -----------------------   ------------------------   --------------------------
($000's except percentages)               Amount      Percent       Amount       Percent       Amount        Percent
                                      ------------   --------   ------------     -------   -------------     --------
Catastrophe and Risk Excess
    North American                    $     64,560               $    51,657               $     27,981
    International                          220,380                   153,038                     90,714
    Excess of Loss Cessions                (27,320)                  (28,652)                   (60,485)
                                      ------------               -----------               -------------
                                           257,620       93%         176,043        60%          58,210        38%
                                      ------------               -----------               -------------

Finite Business
    North American                           8,064                   102,754                     33,651
    International                                -                         -                          -
                                      ------------               -----------               -------------
                                             8,064        3          102,754        35           33,651        22
                                      ------------               -----------               -------------

Other Lines
    North American                           7,361                     7,822                      4,086
    International                            1,242                        83                        404
                                      ------------               -----------               -------------
                                             8,603        3            7,905         3            4,490         3
                                      ------------               -----------               -------------

Exited Lines
    North American                             997                     8,501                     33,679
    International                            3,127                      (720)                    24,448
                                      ------------               -----------               -------------
                                             4,124        1            7,781         2           58,127        37
                                      ------------      ---      -----------       ---     -------------      ---

Total                                 $    278,411      100%     $   294,483       100%    $    154,478       100%
                                      ============      ===      ===========       ===     =============      ===

Net Premiums Earned

                                                                  Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                                2003                      2002                        2001
                                      -----------------------   ------------------------   --------------------------
($000's except percentages)               Amount      Percent       Amount       Percent       Amount        Percent
                                      ------------   --------   ------------     -------   -------------     --------

Catastrophe and Risk Excess
    North American                    $     64,212               $     50,487               $     26,916
    International                          217,310                    148,650                     92,407
    Excess of Loss Cessions                (27,325)                   (23,052)                   (58,839)
                                      ------------               ------------              -------------
                                           254,197        79%         176,085       65%           60,484       37%
                                      ------------               ------------              -------------

Finite Business
    North American                          53,689                     57,107                     32,365
    International                                -                          -                          -
                                      ------------               ------------              -------------
                                            53,689        17           57,107       21            32,365       20
                                      ------------               ------------              -------------

Other Lines
    North American                           6,911                      8,002                      3,434
    International                              955                        143                        479
                                      ------------               ------------              -------------
                                             7,866         2            8,145        3             3,913        3
                                      ------------               ------------              -------------

Exited Lines
    North American                           1,982                     18,844                     33,109
    International                            3,199                      9,179                     32,254
                                      ------------               ------------              -------------
                                             5,181         2           28,023       11            65,363       40
                                      ------------       ---     ------------      ---     -------------      ---

Total                                 $    320,933       100%    $    269,360      100%     $    162,125      100%
                                      ============       ===     ============      ===     =============      ===

         The following table summarizes the underwriting income (loss) by segment. The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable. Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, or operating expenses.

Underwriting Income (Loss)

                                                                  Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                                2003                      2002                        2001
                                      -----------------------   ------------------------   --------------------------
($000's except percentages)               Amount      Percent       Amount       Percent       Amount        Percent
                                      ------------   --------   ------------     -------   -------------     --------
Catastrophe and Risk Excess
    North American                    $     38,170              $     43,639                $    (31,740)
    International                          147,910                    80,867                     (16,658)
    Excess of Loss Cessions                (29,762)                  (16,383)                     38,117
                                      ------------               -----------               -------------
                                           156,318      130%         108,123        117%         (10,281)       75%
                                      ------------               -----------               -------------

Finite Business
    North American                         (10,039)                    2,544                       2,944
    International                                -                         -                           -
                                      ------------               -----------               -------------
                                           (10,039)      (8)           2,544          3            2,944       (22)
                                      ------------               -----------               -------------

Other Lines
    North American                           2,443                     4,378                        (385)
    International                              635                       (58)                       (934)
                                      ------------               -----------               -------------
                                             3,078        3            4,320          4           (1,319)       10
                                      ------------               -----------               -------------

Exited Lines
    North American                         (21,802)                  (20,282)                      2,023
    International                           (7,436)                   (2,075)                     (6,996)
                                      ------------               -----------               -------------
                                           (29,238)     (25)         (22,357)       (24)          (4,973)       37
                                      ------------      ---      -----------        ---    -------------       ---

Total                                 $    120,119      100%    $     92,630        100%    $    (13,629)      100%
                                      ============      ===     ============        ===     ============       ===

         In 2003, there were no net premiums written and an underwriting loss of $0.1 million pursuant to various finite reinsurance contracts with one insurance company, Tower Insurance Company of New York ("Tower"). Included in the finite segment in 2002 and 2001 were net premiums written of $83.8 million and $35.8 million and underwriting income of $3.0 million and $1.7 million, respectively, pursuant to various finite reinsurance contracts with Tower.

         The following table reconciles the underwriting income (loss) for the operating segments to income before taxes as reported in the Consolidated Statements of Income and Comprehensive Income:

($000's)                                                      2003                 2002                 2001
                                                         -------------         ------------        --------------
Net underwriting income (loss)                           $      120,119        $      92,630       $     (13,629)
Net investment income                                            26,931               24,893              30,036
Net realized investment gains                                     2,447                8,981               4,023
Interest expense                                                 (2,506)              (2,939)             (4,424)
Minority interest in consolidated subsidiaries                  (10,528)              (8,646)             (8,877)
Other operating expenses                                        (38,954)             (32,454)            (29,606)
Other (loss) income                                                 (20)                 (91)               (513)
                                                         ---------------       -------------       --------------
Income (loss) before income taxes and
  cumulative effect of accounting change                 $       97,489        $      82,374       $     (22,990)
                                                         ===============       =============       ==============

13. Commitments and Contingencies

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

         In June, 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the agreement. As a result of this audit, management identified problems and believes that the cedent breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against the cedent on July 24, 2003 in a United States District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of December 31, 2003, PXRE has recorded $34.4 million of loss reserves related to the agreement. If the lawsuit is unsuccessful, PXRE could potentially incur additional losses under the agreement of up to $10.2 million on an after-tax basis.

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

         In June 2001, the Company entered into a joint venture agreement to form a Bermuda corporation, Barr's Bay Properties Limited, which will construct an office building in Hamilton, Bermuda, in which the Company will have the option to lease office space for three consecutive five-year terms. The Company owns 40% of the outstanding shares of the joint venture. Under the joint venture agreement, the Company agreed to lend up to $7.0 million to finance the construction of the office space, secured by a first mortgage on the property. The remaining commitment at December 31, 2003 amounts to $0.2 million.

14.  Quarterly Consolidated Results of Operations (Unaudited)

         The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2003 and 2002. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

                                                                       Three Months Ended
                                           ------------------------------------------------------------------------
($000's, except per share data)               March 31          June 30          September 30        December 31
                                           --------------    --------------     --------------     ----------------
2003
----
Net premiums written                       $      93,344     $       58,045     $       70,042      $      56,980
                                           =============     ==============     ==============      =============

Revenues:
  Net premiums earned                      $      84,772     $       84,015     $       69,082      $      83,063
  Net investment income                            5,475              8,557              5,994              6,906
  Net realized investment
    (losses) gains                                    (1)               110                502              1,836
  Fee income                                       1,276              1,108              1,148              1,481
                                           -------------     --------------     --------------      -------------
       Total revenues                             91,522             93,790             76,726             93,286
                                           -------------     --------------     --------------      -------------
Losses and expenses:
  Losses and loss expenses
     incurred                                     32,854             44,799             35,387             45,447
  Commissions and brokerage                       20,027             14,618              3,218              9,497
  Other operating expenses                         9,162              9,851             10,573              9,369
  Interest expense                                 2,259                245                  -                  -
  Minority interest in consolidated
    subsidiaries                                   2,106              2,428              2,817              3,179
                                           -------------     --------------     --------------      -------------
       Total losses and expenses                  66,408             71,941             51,995             67,492
                                           -------------     --------------     --------------      -------------
Income before income taxes                        25,114             21,849             24,731             25,794
Income tax provision (benefit)                     1,507                371              1,007             (2,046)
                                           -------------     --------------     --------------      -------------
Net income before convertible preferred
    share dividends                        $      23,607     $       21,478     $       23,724      $      27,840
                                           =============     ==============     ==============      =============
Convertible preferred share dividends              3,182              3,245              3,310              3,376
                                           -------------     --------------     --------------      -------------
Net income available to common
 shareholders                              $      20,425     $       18,233     $       20,414      $      24,464
                                           =============     ==============     ==============      =============

Basic earnings per common share:
  Net income available to common
     shareholders                          $        1.71     $         1.53     $         1.71      $        2.02
                                           =============     ==============     ==============      =============
  Average shares outstanding                      11,894             11,921             11,925             12,123
                                           =============     ==============     ==============      =============
Diluted earnings per common share:
  Net income                               $        1.04     $         0.93     $         1.01      $        1.14
                                           =============     ==============     ==============      =============
  Average shares outstanding                      22,664             23,183             23,583             24,462
                                           =============     ==============     ==============      =============

Dividends paid per common share            $        0.06     $         0.06     $         0.06      $        0.06

                                                                         Three Months Ended
                                           ------------------------------------------------------------------------
($000's, except per share data)               March 31            June 30          September 30        December 31
                                           --------------    --------------     --------------     ----------------

2002
----
Net premiums written                        $     103,661       $       20,723      $       66,809     $     103,290

Revenues:
  Net premiums earned                       $      59,156       $       45,763      $       75,741     $      88,700
  Net investment income                             4,087                8,445               5,011             7,350
  Net realized investment gains
     (losses)                                         489                  514               4,782             3,196
  Fee income                                        1,253                  586                 928               665
                                            -------------       --------------      --------------     -------------
       Total revenues                              64,985               55,308              86,462            99,911
                                            -------------       --------------      --------------     -------------
Losses and expenses:
  Losses and loss expenses incurred                17,223               18,863              48,264            42,512
  Commissions and brokerage                        12,443                5,276              13,489            22,183
  Other operating expenses                          8,870                6,223               6,696            10,664
  Interest expense                                    745                  754                 698               742
  Minority interest in consolidated
    subsidiaries                                    2,224                2,199               2,127             2,095
                                            -------------       --------------      --------------     -------------
       Total losses and expenses                   41,505               33,315              71,274            78,196
                                            -------------       --------------      --------------     -------------

Income before income taxes                         23,480               21,993              15,188            21,715
Income tax provision                                5,247                2,949               4,179             5,454
                                            -------------       --------------      --------------     -------------
Net income before convertible
    preferred share dividends               $      18,233       $       19,044      $       11,009     $      16,261
                                            =============       ==============      ==============     =============
Convertible preferred share dividends                   -                2,900               3,058             3,119
                                            -------------       --------------      --------------     -------------
Net income available to common
    shareholders                            $      18,233       $       16,144      $        7,951     $      13,142
                                            =============       ==============      ==============     =============
Basic earnings per common share:
  Net income available to common
     shareholders                           $        1.56       $         1.37      $         0.67     $        1.11
                                            =============       ==============      ==============     =============
  Average shares outstanding                       11,710               11,768              11,817            11,863
                                            =============       ==============      ==============     =============
Diluted earnings per common share:
  Net income                                $        1.51       $         0.88      $         0.50     $        0.73
                                            =============       ==============      ==============     =============
  Average shares outstanding                       12,037               21,655              22,137            22,420
                                            =============       ==============      ==============     =============

Dividends paid per common share             $        0.06       $         0.06      $         0.06     $        0.06

PARENT COMPANY INFORMATION                                         Schedule II

PXRE Group Ltd.'s summarized financial information (parent company only) is as follows:

($000's)                                                                December 31,         December 31,
BALANCE SHEETS                                                             2003                  2002
                                                                        -------------       -------------
Assets:
  Cash                                                                  $       155          $       340
  Short-term investments                                                      1,099                3,273
  Fixed maturities                                                                -                  460
  Receivable from subsidiaries                                                    -                3,040
  Note receivable from subsidiary                                                 4               94,756
  Equity in subsidiaries                                                    624,635              351,992
  Other assets                                                                3,374                  779
                                                                        -----------          -----------
Total assets                                                            $   629,267          $   454,640
                                                                        ===========          ===========

Liabilities:
  Liabilities to subsidiary                                             $       292          $         -
  Other liabilities                                                           1,959                1,176
  Minority interest in consolidated subsidiaries                             62,500                    -
                                                                        -----------          -----------
Total liabilities                                                            64,751                1,176
                                                                        -----------          -----------
Shareholders' equity                                                        564,516              453,464
                                                                        -----------          -----------
Total liabilities and shareholders' equity                              $   629,267          $   454,640
                                                                        ===========          ===========

                                                                                       Years Ended December 31,
($000's)                                                                ----------------------------------------------------
INCOME STATEMENTS                                                           2003                 2002                2001
                                                                        -----------          -----------          ----------
Net investment income                                                   $     3,662          $     6,614          $    3,861
Fee income                                                                       22                   94                 144
Minority interest in consolidated subsidiaries                               (1,795)                   -                   -
Other operating expenses                                                     (5,725)              (4,201)             (2,482)
                                                                        -----------          -----------          ----------
  Income (loss) before equity in earnings of subsidiary                      (3,836)               2,507               1,523
Equity in earnings (losses) of subsidiary                                   100,484               62,039             (19,490)
                                                                        -----------          -----------          ----------
  Net income (loss)                                                     $    96,648          $    64,546          $  (17,967)
                                                                        ===========          ===========          ==========

CASH FLOW STATEMENTS
Cash flows from operating activities:
  Net income (loss)                                                     $    96,648          $    64,546          $  (17,967)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Equity in (earnings) losses of subsidiaries                              (100,484)             (62,039)             19,490
  Inter-company accounts                                                      3,332               (3,631)              1,243
  Other                                                                         874                3,216              (1,062)
                                                                        -----------          -----------          ----------
Net cash provided by operating activities                                       370                2,092               1,704
                                                                        -----------          -----------          ----------
Cash flows from investing activities:
  Net change in short-term investments                                        2,174               (3,273)                  -
  Fixed maturities disposed or matured                                          505                    -                   -
  Fixed maturities purchased                                                      -                    -                (515)
  Cash dividends from subsidiaries                                                -                    -              12,568
  Contribution of capital to subsidiaries                                  (177,249)            (140,000)            (14,809)
  Loan from subsidiary                                                            -                    -              (1,000)
  Notes to subsidiaries                                                      94,752                1,596               3,648
                                                                        -----------          -----------          ----------
Net cash provided (used) by investing activities                            (79,818)            (141,677)               (108)
                                                                        -----------          -----------          ----------
Cash flows from financing activities:
  Proceeds from issuance of common shares                                    21,538                2,129               1,104
  Proceeds from issuance of convertible preferred shares                          -              140,888                   -
  Proceeds from issuance of minority interest in consolidated
  subsidiaries                                                               62,500                    -                   -
  Cash dividends paid to common shareholders                                 (2,927)              (2,879)             (2,862)
  Cost of shares repurchased                                                 (1,848)                (529)             (1,172)
                                                                        -----------          -----------          ----------
Net cash provided (used) by financing activities                             79,263              139,609              (2,930)
                                                                        -----------          -----------          ----------

Net change in cash                                                             (185)                  24              (1,334)
Cash, beginning of year                                                         340                  316               1,650
                                                                        -----------          -----------          ----------
Cash, end of year                                                       $       155          $       340          $      316
                                                                        ===========          ===========          ==========

Supplemental disclosure of non cash flow information:
Reduction of note receivable from subsidiary and contribution to
  capital of subsidiary                                                 $    43,393          $         -          $        -
                                                                        ===========          ===========          ==========
Reduction of investment in subsidiary and increase in note
  receivable from subsidiary                                            $         -          $         -          $  100,000
                                                                        ===========          ===========          ==========
Convertible preferred share dividends                                   $    13,133          $     9,077          $        -
                                                                        ===========          ===========          ==========

                                                                    Schedule III

                        PXRE GROUP LTD. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION


              ($000's)
              Column A        Column B        Column C       Column D       Column E        Column F       Column G
              --------        --------        --------       --------       --------        --------       --------
                                               Future
                                               policy
                                             benefits,                        Other
                                              losses,                        policy
              Segment-        Deferred       claims and       Assumed      claims and
              property         policy           loss         unearned       benefits                         Net
                 and         acquisition      expenses       premiums        payable        Premium       investment
              casualty          cost          (caption       (caption       (caption        revenue         income
              insurance      (caption 7)      13-a-1)         13-a-2)        13-a-3)      (caption 1)    (caption 2)
              ---------      -----------      -------         -------        -------      -----------    -----------

   2003   North American                                                                   $  126,794
          International                                                                       221,464
          Corporate Wide                                                                      (27,325)
                           ----------------------------------------------------------------------------------------------
               Total          $   2,495       $ 450,635      $  21,566      $       -      $  320,933      $   26,931

   2002   North American                                                                   $  134,440
          International                                                                       157,972
          Corporate Wide                                                                      (23,052)
                           ----------------------------------------------------------------------------------------------
               Total          $  22,721        $ 447,829     $  63,756      $       -      $  269,360      $   24,893

   2001   North American                                                                   $   95,824
          International                                                                       125,140
          Corporate Wide                                                                      (58,839)
                           ----------------------------------------------------------------------------------------------
               Total          $   7,312        $ 453,705     $  46,335      $       -      $  162,125      $   30,036




              ($000's)
              Column A          Column H          Column I        Column J        Column K
              --------          --------          --------        --------        --------
                                Benefits,       Amortization
              Segment-           claims,             of
              property         losses and         deferred
                 and           settlement          policy           Other
              casualty          expenses        acquisition       operating       Premiums
              insurance        (caption 4)         costs           expense        written
              ---------        -----------         -----           -------        -------

   2003   North American       $    99,037       $    21,376                     $    80,982
          International             63,348            23,122                         224,749
          Corporate Wide            (3,897)            2,862                         (27,320)
                           --------------------------------------------------------------------
               Total           $   158,488       $    47,360     $    38,954     $   278,411

   2002   North American       $    68,663       $    36,618                     $   170,736
          International             61,094            20,563                         152,399
          Corporate Wide            (2,895)           (3,790)                        (28,652)
                           --------------------------------------------------------------------
               Total           $   126,862       $    53,391     $    32,454     $   294,483

   2001   North American       $   104,903       $    19,390                     $    99,397
          International            134,539            19,826                         115,566
          Corporate Wide           (87,739)           (8,866)                        (60,485)
                           --------------------------------------------------------------------
               Total           $   151,703       $    30,350     $    29,606     $   154,478


                                                                      Schedule V
                        PXRE GROUP LTD. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



             ($000's)
             Column A       Column B                         Column C                         Column D           Column E

                                                            Additions
                                           ---------------------------------------------
                           Balance at               (1)                   (2)                                   Balance at
                          beginning of        Charged to costs      Charged to other         Deductions           end of
       Description            year              and expenses      accounts - describe        - describe            year
------------------------------------------------------------------------------------------------------------------------------

Allowance for
  doubtful accounts
               2003       $      1,600         $          900          $        -            $         -       $       2,500
               2002       $      1,200         $          400          $        -            $         -       $       1,600
               2001       $        700         $          500          $        -            $         -       $       1,200




                                                                     SCHEDULE VI

                        PXRE GROUP LTD. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

           ($000's)
           Column A    Column B     Column C       Column D       Column E        Column F       Column G
           --------    --------     --------       --------       --------        --------       --------
                                  Reserves for
                                     unpaid
                       Deferred      claims       Discount,
         Affiliation    policy      and claim       if any        Assumed                           Net
             with     acquisition  adjustment    deducted in      unearned         Earned       investment
          registrant     costs      expenses       Column C       premiums        premiums        Income
          ----------     -----      --------       --------       --------        --------        ------

  2003   Consolidated $   2,495   $    450,635  $          -   $      21,566  $      320,933   $     26,931
  2002   Consolidated    22,721        447,829             -          63,756         269,360         24,893
  2001   Consolidated     7,312        453,705          (325)         46,335         162,125         30,036



           ($000's)
           Column A              Column H              Column I       Column J       Column K
           --------              --------              --------       --------       --------
                             Claims and claim        Amortization
                           adjustment expenses            of            Paid
                           incurred related to         deferred        claims
         Affiliation         (1)          (2)           policy        and claim
             with          Current       Prior       acquisition     adjustment      Premiums
          registrant        year         years          costs         expenses       written
          ----------        ----         -----          -----         --------       -------

  2003   Consolidated   $    112,692  $    45,796  $       47,360   $     93,015  $     278,411
  2002   Consolidated        101,456       25,406          53,391         99,877        294,483
  2001   Consolidated        133,852       17,851          30,350         99,466        154,478




                        INDEPENDENT AUDITORS' REPORT ON
                       THE FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders
   PXRE Group Ltd.:

Under date of February 10, 2004, we reported on the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting For Derivative Instruments and Hedging Activities," during 2001.


KPMG LLP
New York, New York
February 10, 2004


                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
PXRE Group Ltd.:

We consent to the incorporation by reference in the registration statement (No. 333-85451) on Form S-4 of PXRE Group Ltd. of our reports dated February 10, 2004, with respect to the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003, and all related financial statement schedules, which reports appear in the December 31, 2003 annual report on Form 10-K of PXRE Group Ltd.

As discussed in Note 1 to the consolidated financial statements, PXRE Group Ltd. adopted the provisions of FAS 133 "Accounting For Derivative Instruments and Hedging Activities," during 2001.


KPMG LLP
New York, New York
March 11, 2004

                                  EXHIBIT INDEX

         Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by PXRE Group Ltd. or its predecessor companies under the Securities Act of 1933, as amended, or to reports filed by PXRE Group Ltd. or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are hereby incorporated by reference to such statements or reports. PXRE Group Ltd.'s Exchange Act file number is 1-15259. Prior to the reorganization that resulted in the formation of PXRE Group Ltd., PXRE Corporation's Exchange Act file numbers were 1-12595 and 0-15428.

3.1 Memorandum of Association of PXRE Group Ltd. (Exhibit 3.1 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).

3.2 Bye-laws of PXRE Group Ltd. (Exhibit 3.2 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).

3.3 Description of Stock of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.1 Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE Group Ltd. (Exhibit 4.1 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)).

4.2 Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.3 to PXRE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.3 First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation's 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.4 Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as Sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.5 Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.6 Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.7 Registration Rights Agreement dated as of January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.8 Share Purchase Agreement, dated as of December 10, 2001, between PXRE Group Ltd. and certain Purchasers named therein (Appendix I to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.9 Investment Agreement, dated as of April 4, 2002 between PXRE Group Ltd. and certain Investors named therein (Appendix III to PXRE Group Ltd.'s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.10 Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust II, dated as of May 15, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Statutory Trust II (Exhibit 10.1 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.11 Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, dated as of May 15, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee (Exhibit 10.2 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.12 Guarantee Agreement, dated as of May 15, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust II (Exhibit 10.3 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.13 Capital Securities Subscription Agreement, dated as of May 15, 2003, among PXRE Capital Statutory Trust II and PXRE Group Ltd. as Offerors, and I-Preferred Term Securities II, Ltd., as Purchaser (Exhibit 10.4 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14 Placement Agreement, dated as of April 25, 2003 among PXRE Group Ltd. and PXRE Capital Statutory Trust II, as Offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents (Exhibit 10.5 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15 Amended and Restated Declaration of Trust of PXRE Capital Trust III, dated as of May 22, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, Wilmington Trust Company, as Delaware and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust III (Exhibit
         10.6 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.16 Indenture for Fixed Rate Junior Subordinated Debt Securities due 2033, dated as of May 22, 2003, among PXRE Group Ltd. as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 10.7 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.17 Guarantee Agreement, dated as of May 22, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Trust III (Exhibit 10.8 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.19 Common Securities Subscription Agreement, dated as of May 22, 2003 among PXRE Capital Trust III and PXRE Group Ltd., as Buyer of the Common Securities of PXRE Capital Trust III (Exhibit 10.9 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
         2003).

4.20 Capital Securities Subscription Agreement, dated as of May 13, 2003, among PXRE Capital Trust III and PXRE Group Ltd. as Offerors, and InCapS Funding I, Ltd., as Purchaser (Exhibit 10.10 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
         2003).

4.21 Debenture Subscription Agreement, dated as of May 22, 2003 among PXRE Group Ltd. and PXRE Capital Trust III (Exhibit 10.11 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
         2003).

4.22 Placement Agreement, dated as of May 13, 2003 among PXRE Capital Trust III and PXRE Group Ltd., as Offerors, and Sandler O'Neill & Partners, L.P., as Placement Agents (Exhibit 10.12 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.23 Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust V, dated as of October 29, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust V*.

4.24 Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Series D, due 2033, dated as of October 29, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee*.

4.25 Guarantee Agreement, dated as of October 29, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust V*.

--------
* Filed Herewith

4.26 Subscription Agreement, dated as of October 29, 2003, among PXRE Capital Statutory Trust V and PXRE Group Ltd. as Offerors, and I-Preferred Term Securities III, Ltd., as Purchaser*.

4.27 Placement Agreement, dated as of October 16, 2003, among PXRE Group Ltd. and PXRE Capital Statutory Trust V, as Offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents*.

4.28 Amended and Restated Trust Agreement of PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Depositor, the Administrators thereof, JP Morgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the several Holders as defined therein*.

4.29 Junior Subordinated Indenture, dated as of November 6, 2003, among PXRE Group Ltd. and JP Morgan Chase Bank, as Trustee*.

4.30 Guarantee Agreement for PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee*.

4.31 Common Securities Subscription Agreement, dated as of November 6, 2003, among PXRE Capital Trust VI, and PXRE Group Ltd*.

4.32 Purchase Agreement, dated as of November 6, 2003, among PXRE Group Ltd. and PXRE Capital Trust VI (collectively, the Sellers), and Dekania CDO I, Ltd. as Purchaser*.

10.1 Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998); and endorsement regarding Select Reinsurance Ltd. participation for 2000 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); and endorsement, dated January 1, 2001, regarding Select Reinsurance Ltd. participation for 2001 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); and endorsement dated March 21, 2002, regarding Select Reinsurance Ltd.'s participation for 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
         2001), Amendment to the Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between Select Reinsurance Ltd. and PXRE Reinsurance Company dated November 20, 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002) and letter to Select Reinsurance Ltd. from PXRE Reinsurance Company dated November 20, 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

--------
* Filed Herewith

10.2 Facultative Obligatory Quota Share Retrocessional Agreement, effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.3 Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.4 First Amendment to Facultative Obligatory Quota Share Retrocessional Agreement, dated as of December 1, 2000, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
         2000).

10.5 Endorsement to Facultative Obligatory Quota Share Retrocessional Agreement, effective as of January 1, 2003, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31,
         2002).

10.6 Annex to Aggregate Excess of Loss Agreement, effective as of January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.7 Deed Poll Guarantee of PXRE Group Ltd. in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (Exhibit 10.3a to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.8 Reinsurance Agreement, effective January 1, 2001, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.33 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

10.9 Trust Agreement "The Patriot 2002 Trust" among Select Reinsurance Ltd., Capital G Trust Limited and PXRE Reinsurance Ltd. dated May 15, 2002 (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

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

10.12 Endorsement to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between PXRE Reinsurance Company, PXRE Reinsurance Ltd., and Select Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.13 Amendment to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between Select Reinsurance Ltd., PXRE Reinsurance Company, and PXRE Reinsurance Ltd. (Exhibit 10.2 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14 Retrocession Contract, dated January 1, 2003, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.3 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
         2003).

10.15 Amendment to the Retrocession Contract, effective October 1, 2003, between PXRE Reinsurance Ltd., PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.4 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16 Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993); Addendum No. 2, dated November 10, 1994 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Addendum No. 3, dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996); and Addendum No. 4 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Return between PXRE Corporation and Transnational Insurance Company (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

10.17 Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit
         10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.18 Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc., (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.19 NEAM Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Reinsurance Company; Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Group Ltd.; Investment Management Agreement, dated April 8, 2002 between General Re-New England Asset Management, Inc. and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20 PXRE Group Ltd. Employee Stock Purchase Plan as amended (Appendix B to PXRE Group Ltd.'s Proxy Statement for the 2002 Annual General Meeting of Shareholders (File No. 33-08406)). (M)

10.21 Executive Severance Plan (Exhibit 10.10 to PXRE Group Ltd.'s Form S-4 Registration Statement dated August 18, 1999 (File No. 333-85451)). (M)

10.22 1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation's Form S-8 and S-3 Registration Statement dated June 21, 1990 (File No. 33-35521)). (M)

10.23 Restated Employee Annual Incentive Bonus Plan, as amended (Appendix A to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406). (M)

10.24 1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.'s Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406)). (M)

10.25 2002 Officer Incentive Plan as amended (Appendix A to PXRE Group Ltd.'s Proxy Statement for the 2002 Annual Meeting of Shareholders (File No. 33-08406)). (M)

10.26 Director Stock Plan (Appendix D to PXRE Group Ltd.'s Proxy Statement for the 2002 Annual General Meeting of Shareholders (File No. 33-08406)). (M)

10.27 Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd's Proxy Statement for the 2000 Annual General Meeting of Shareholders (File No. 33-08406)). (M)

10.28 Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000). (M)

10.29 Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); and Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation (Exhibit
         10.23 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

--------------
(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

10.30 Lloyd's Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.31 Lloyd's Security Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997, between PXRE Limited and Lloyd's of London (Exhibit
         10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.32 Joint Venture Agreement dated June 20, 2001, between BF&M Properties Limited and PXRE Group Ltd. (Exhibit 10.31 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001).

10.33 Retention Bonus Letter Agreements dated December 12, 2001, between PXRE Reinsurance Company and each of Michael Bleisnick, Gordon Forsyth III, Gerald L. Radke, Jeffrey L. Radke and James F. Dore (Exhibit 10.35 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001) and Bruce J. Byrnes. (M)

10.34 Consulting Services Agreement, dated as of May 28, 2003 by and among PXRE Group Ltd., and Gerald L. Radke (Exhibit 10.1 to PXRE Group Ltd's Current Report on Form 8K dated June 4, 2003). (M)

10.35 Employment Agreement, dated as of June 30, 2003, among PXRE Group Ltd. and Jeffrey L. Radke. (Exhibit 10.13 to PXRE Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (M)

10.36 Promissory note dated April 4, 2002 between PXRE Reinsurance (Barbados) Ltd. and PXRE Corporation for $128 million (Exhibit 10.45 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

11 Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.

12       Statement setting forth computation of ratios. Attached hereto as
         Exhibit 12.

21       List of Subsidiaries. Attached hereto as Exhibit 21.

23 Consents of Experts and Counsel. The consent of KPMG LLP, independent accountants to PXRE, are included as part of Item 15(a)(2) of this Form 10-K.

24 Power of Attorney. Copies of the powers of attorney executed by each of Gerald L. Radke, F. Sedgwick Browne, Bradley E. Cooper, Robert W. Fiondella, Susan S. Fleming, Franklin D. Haftl, Craig A. Huff, Wendy Luscombe, Philip R. McLoughlin, and Robert M. Stavis are attached hereto as Exhibit 24.

--------------
(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

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