Form 10-Q
period 2004-03-31
PXRE GROUP LTD
filed 2004-05-07
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2004
                                                   ---------------
                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                 (441) 296-5858
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                                             -----        -----

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   X         No
                                                     ------         -----

         As of May 5, 2004 14,104,523 common shares, $1.00 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

         Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003...................................3

         Consolidated Statements of Income and Comprehensive Income for the three months ended March
                  31, 2004 and 2003...............................................................................4

         Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2004 and 2003........................................................................................5

         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.................6

         Notes to Consolidated Financial Statements...............................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................33

Item 4.       Controls and Procedures............................................................................34

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................34

Item 2.       Changes in Securities and Use of Proceeds..........................................................35

Item 3.       Defaults Upon Senior Securities....................................................................35

Item 4.       Submission of Matters to a Vote of Security Holders................................................35

Item 5.       Other Information..................................................................................36

Item 6.       Exhibits and Reports on Form 8-K...................................................................36


PXRE               Consolidated Balance Sheets
Group Ltd.         (Dollars in thousands, except par value per share)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                       March 31,     December 31,
                                                                                                        2004            2003
                                                                                                        ----            ----
                                                                                                     (Unaudited)


Assets             Investments:
                      Fixed maturities:
                        Available-for-sale (amortized cost $689,381 and $613,833, respectively)    $     701,068    $   617,658
                        Trading (cost $20,370 and $20,370, respectively)                                  21,541         21,451
                      Short-term investments                                                             196,363        175,771
                      Hedge funds (cost $84,338 and $87,691, respectively)                               119,869        121,466
                      Other invested assets (cost $8,583 and $9,365, respectively)                         9,274         10,173
                                                                                                   -------------    -----------
                         Total investments                                                             1,048,115        946,519
                   Cash                                                                                   17,812         65,808
                   Accrued investment income                                                               6,560          5,490
                   Premiums receivable, net                                                               72,409         79,501
                   Other receivables                                                                      30,103         30,695
                   Reinsurance recoverable on paid losses                                                 15,956         15,494
                   Reinsurance recoverable on unpaid losses                                              134,873        146,924
                   Ceded unearned premiums                                                                14,942         10,454
                   Deferred acquisition costs                                                              2,529          2,495
                   Income tax recoverable                                                                 14,728         14,133
                   Other assets                                                                           57,543         42,134
                                                                                                   -------------    -----------
                         Total assets                                                              $   1,415,570    $ 1,359,647
                                                                                                   =============    ===========

Liabilities        Losses and loss expenses                                                        $     436,680      $ 450,635
                   Unearned premiums                                                                      46,626         21,566
                   Subordinated debt                                                                     167,070              -
                   Reinsurance balances payable                                                           48,473         53,373
                   Deposit liabilities                                                                    75,808         80,583
                   Other liabilities                                                                      27,931         32,133
                                                                                                   -------------    -----------
                         Total liabilities                                                               802,588        638,290
                                                                                                   -------------    -----------

                   Minority interest in consolidated subsidiaries:
                       Company-obligated mandatorily redeemable capital trust
                        pass-through securities of subsidiary trusts holding solely a
                        company-guaranteed related subordinated debt                                           -        156,841
                                                                                                   -------------    -----------

Shareholders'     Serial convertible preferred shares, $1.00 par value, $10,000 stated
 Equity            value -- 10 million shares authorized, 0.02 million shares
                        issued and outstanding                                                           175,634        172,190
                   Common shares, $1.00 par value -- 50 million shares
                        authorized, 14.1 million and 13.3 million shares issued
                        and outstanding, respectively                                                     14,101         13,277
                   Additional paid-in capital                                                            209,717        192,078
                   Accumulated other comprehensive income net of deferred income
                      tax expense of $2,242 and $1,242, respectively                                       7,215          1,692
                   Retained earnings                                                                     215,322        188,670
                   Restricted shares at cost (0.4 million and 0.3 million shares, respectively)           (9,007)        (3,391)
                                                                                                   --------------   -----------
                         Total shareholders' equity                                                      612,982        564,516
                                                                                                   --------------   -----------
                         Total liabilities and shareholders' equity                                $   1,415,570    $ 1,359,647
                                                                                                   ==============   ===========

        The accompanying notes are an integral part of these statements.


XRE             Consolidated Statements of Income and Comprehensive Income
Group Ltd.       (Dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                2004            2003
                                                                                                ----            ----
                                                                                                    (Unaudited)
Revenues         Net premiums earned                                                      $      68,952     $    84,772
                 Net investment income                                                            6,869           5,475
                 Net realized investment gains (losses)                                              89              (1)
                 Fee income                                                                         599           1,276
                                                                                          --------------    ------------
                                                                                                 76,509          91,522
                                                                                          --------------    ------------

Losses and       Losses and loss expenses incurred                                               18,139          32,599
Expenses         Commissions and brokerage                                                        9,172          20,027
                 Operating expenses                                                              12,620           9,176
                 Foreign exchange losses                                                            266             241
                 Interest expense                                                                 3,675           2,259
                 Minority interest in consolidated subsidiaries                                       -           2,106
                                                                                          --------------    ------------
                                                                                                 43,872          66,408
                                                                                          --------------    ------------


                 Income before income taxes and cumulative effect of
                 accounting change                                                               32,637          25,114
                 Income tax provision                                                               653           1,507
                                                                                          --------------    ------------

                 Income before cumulative effect of accounting change and
                 convertible preferred share dividends                                           31,984          23,607
                 Cumulative effect of accounting change, net of $0.2 million tax expense         (1,053)              -
                                                                                          --------------    ------------

                 Net income before convertible preferred share dividends                  $      30,931     $    23,607
                                                                                          --------------    ------------
                 Convertible preferred share dividends                                            3,444           3,182
                                                                                          --------------    ------------
                 Net income available to common shareholders                              $      27,487     $    20,425
                                                                                          ==============    ============

Comprehensive    Net income before convertible preferred share dividends                  $      30,931     $    23,607
Income, Net      Net unrealized appreciation on investments                                       4,550             111
of Tax           Cumulative effect of accounting change                                             973               -
                 Net unrealized appreciation on cash flow hedge                                       -             945
                                                                                          --------------    ------------
                 Comprehensive income                                                     $      36,454     $    24,663
                                                                                          ==============    ============

Per Share        Basic:
                      Income before cumulative effect of accounting change and
                          convertible preferred share dividends                           $        2.38     $      1.98
                      Cumulative effect of accounting change                                      (0.08)              -
                      Convertible preferred share dividends                                       (0.26)          (0.27)
                                                                                          --------------    ------------
                      Net income available to common shareholders                         $        2.04     $      1.71
                                                                                          ==============    ============
                      Average shares outstanding (000's)                                         13,417          11,894
                                                                                          ==============    ============


                 Diluted:
                      Income before cumulative effect of accounting change                $        1.22     $      1.04
                      Cumulative effect of accounting change                                      (0.04)              -
                                                                                          --------------    ------------
                      Net income                                                          $        1.18     $      1.04
                                                                                          ==============    ============
                      Average shares outstanding (000's)                                         26,282          22,664
                                                                                          ==============    ============

        The accompanying notes are an integral part of these statements.

PXRE                 Consolidated Statements of Shareholders' Equity
Group Ltd.           (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                2004               2003
                                                                                                ----               ----
                                                                                                      (Unaudited)
Convertible            Balance at beginning of period                                       $     172,190       $   159,077
Preferred Shares       Dividends to convertible preferred shareholders                              3,444             3,182
                                                                                            --------------      ------------
                           Balance at end of period                                         $     175,634       $   162,259
                                                                                            ==============      ============

Common Shares          Balance at beginning of period                                       $      13,277       $    12,030
                       Issuance of shares, net                                                        824               147
                                                                                            --------------      ------------
                           Balance at end of period                                         $      14,101       $    12,177
                                                                                            ==============      ============

Additional             Balance at beginning of period                                       $     192,078       $   168,866
Paid-in Capital        Issuance of shares                                                          16,883             3,341
                       Other                                                                          756                64
                                                                                            --------------      ------------
                           Balance at end of period                                         $     209,717       $   172,271
                                                                                            ==============      ============

Accumulated            Balance at beginning of period                                       $       1,692       $     7,142
Other                  Change in unrealized gains                                                   5,523               111
Comprehensive          Change in cash flow hedge                                                        -               945
Income                                                                                      --------------      ------------
                           Balance at end of period                                         $       7,215       $     8,198
                                                                                            ==============      ============

Retained               Balance at beginning of period                                       $     188,670       $   108,062
Earnings               Net income before convertible preferred share dividends                     30,931            23,607
                       Dividends to convertible preferred shareholders                             (3,444)           (3,182)
                       Dividends to common shareholders                                              (835)             (732)
                                                                                            --------------      ------------
                           Balance at end of period                                         $     215,322       $   127,755
                                                                                            ==============      ============

Restricted Shares      Balance at beginning of period                                       $      (3,391)      $    (1,713)
                       Issuance of restricted shares                                               (6,966)           (3,845)
                       Amortization of restricted shares                                            1,350               776
                                                                                            --------------      ------------
                           Balance at end of period                                         $      (9,007)      $    (4,782)
                                                                                            ==============      ============

Total                  Balance at beginning of period                                       $     564,516       $   453,464
Shareholders'          Issuance of shares                                                          17,707             3,488
Equity                 Restricted shares, net                                                      (5,616)           (3,069)
                       Unrealized appreciation on investments, net of deferred
                          income tax                                                                5,523               111
                       Unrealized appreciation on cash flow hedge, net of deferred
                          income tax                                                                    -               945
                       Net income before convertible preferred share dividends                     30,931            23,607
                       Dividends to common shareholders                                              (835)             (732)
                       Other                                                                          756                64
                                                                                            --------------      ------------
                           Balance at end of period                                         $     612,982       $   477,878
                                                                                            ==============      ============


        The accompanying notes are an integral part of these statements.

PXRE                Consolidated Statements of Cash Flows
Group Ltd.          (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                            2004             2003
                                                                                            ----             ----
                                                                                                 (Unaudited)

Cash Flow           Premiums collected, net of reinsurance                             $    91,716       $   96,665
from Operating      Loss and loss adjustment expenses paid, net of reinsurance             (20,505)          (9,620)
Activities          Commission and brokerage paid, net of fee income                        (8,613)         (12,476)
                    Operating expenses paid                                                (13,096)         (10,661)
                    Net investment income received                                           2,908            3,376
                    Interest paid                                                           (5,796)          (4,749)
                    Income taxes paid                                                       (1,252)          (3,523)
                    Trading portfolio purchased                                                  -           (5,688)
                    Deposit (paid) received                                                 (4,775)          30,937
                    Other                                                                  (11,317)          (8,342)
                                                                                       ------------      -----------
                          Net cash provided by operating activities                         29,270           75,919
                                                                                       ------------      -----------

Cash Flow           Fixed maturities available for sale purchased                         (174,949)          (3,814)
from Investing      Fixed maturities available for sale disposed or matured                102,470           35,162
Activities          Hedge funds purchased                                                        -           (4,000)
                    Hedge funds disposed                                                     5,028            7,835
                    Other invested assets purchased                                              -             (100)
                    Other invested assets disposed                                             891              374
                    Net change in short-term investments                                   (20,592)         (84,475)
                    Payable for securities                                                     (18)             233
                                                                                       ------------      -----------
                          Net cash used by investing activities                            (87,170)         (48,785)
                                                                                       ------------      -----------

Cash Flow           Proceeds from issuance of common shares                                 11,382              286
from Financing      Cash dividends paid to common shareholders                                (835)            (732)
Activities          Repayment of debt                                                            -          (20,000)
                    Cost of shares repurchased                                                (643)            (642)
                                                                                       ------------      -----------
                           Net cash provided (used) by financing activities                  9,904          (21,088)
                                                                                       ------------      -----------

                    Net change in cash                                                     (47,996)           6,046
                    Cash, beginning of period                                               65,808           46,630
                                                                                       ------------      -----------
                    Cash, end of period                                                $    17,812       $   52,676
                                                                                       ============      ===========

                    Reconciliation of net income to net cash provided by
                     operating activities:
                    Net income before convertible preferred share dividends            $    30,931       $   23,607
                    Adjustments to reconcile net income to net cash
                      provided by operating activities:
                        Losses and loss expenses                                           (13,955)         (10,217)
                        Unearned premiums                                                   20,572            8,572
                        Deferred acquisition costs                                             (34)           7,073
                        Receivables                                                          7,685           (1,645)
                        Reinsurance balances payable                                        (4,900)          (4,495)
                        Reinsurance recoverable                                             11,590           33,451
                        Income taxes                                                          (610)          (2,015)
                        Equity in earnings of limited partnerships                          (3,424)          (2,377)
                        Trading portfolio purchased                                              -           (5,688)
                        Deposit liability                                                   (4,775)          30,937
                        Other                                                              (13,810)          (1,284)
                                                                                       ------------      -----------
                          Net cash provided by operating activities                    $    29,270       $   75,919
                                                                                       ============      ===========

        The accompanying notes are an integral part of these statements.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------

1.       Organization

         PXRE Group Ltd. (the "Company" or collectively with its subsidiaries, "PXRE") is an insurance holding company domiciled in Bermuda. The Company provides reinsurance products and services to a worldwide marketplace through subsidiary operations in Bermuda, Barbados, Europe and the United States. The Company's primary focus is providing property catastrophe reinsurance and retrocessional coverage. PXRE also provides marine, aviation and aerospace products and services.

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

2.       Significant Accounting Policies

         Basis of Presentation and Consolidation

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of the Company and its wholly owned subsidiaries, including PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Bermuda, PXRE Barbados, PXRE Solutions, PXRE Solutions, S.A. ("PXRE Europe") and PXRE Limited. All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

         GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The interim consolidated financial statements are unaudited; however, in the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2003 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of the reinsurance business, necessitate caution in drawing specific conclusions from interim results.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


         Certain reclassifications have been made for 2003 to conform to the 2004 presentation.

     Share-Based Compensation

         At March 31, 2004, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No share-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to share-based employee compensation.

($000's, except per share data)                                                 Three Months Ended March 31,
-------------------------------                                              ----------------------------------
                                                                                  2004                2003
                                                                             --------------       -------------
Net income before convertible preferred share dividends:
   As reported                                                               $       30,931       $      23,607
   Deduct:
     Total share-based compensation expense determined under fair value
     based method for all awards, net of related tax effects                           (971)               (562)
                                                                            ---------------       -------------
  Pro-forma                                                                 $        29,960       $      23,045
                                                                            ===============       =============

Basic income per share:
   As reported                                                               $         2.04       $        1.71
   Pro-forma                                                                 $         1.98       $        1.67
Diluted income per share:
   As reported                                                               $         1.18       $        1.04
   Pro-forma                                                                 $         1.14       $        1.02

     Debt and Equity Classification

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on the Company's Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004. Accordingly, during the quarter, the Company's mandatorily redeemable capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled "Subordinated debt." In the Company's Consolidated Statements of Income and Comprehensive Income for the quarter ended March 31, 2004, the interest expense related to these securities was included with "Interest expense." SFAS 150 did not require that these changes be made retroactively.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


     Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all "Variable Interest Entities" ("VIEs") by the "primary beneficiary," as these terms are defined in FIN 46, and on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of VIE's", which required PXRE to implement FIN 46 during the quarter ended March 31, 2004. The adoption of this statement resulted in PXRE deconsolidating the five special purpose trusts which issued the Company's trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption "Subordinated debt" on the Company's March 31, 2004 Consolidated Balance Sheet, while PXRE's minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption "Other assets" with a corresponding increase in liabilities under the caption "Subordinated debt". FIN 46 did not require that these changes be made retroactively. In addition, gains on the repurchase of $5.2 million of the Company's trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed in the quarter and presented as a cumulative effect of an accounting change in the Company's Consolidated Statement of Income and Comprehensive Income for the quarter ended March 31, 2004. These repurchased securities are reflected in the Company's March 31, 2004 Consolidated Balance Sheet under the caption "Fixed Maturities: Available-for-sale."

     Consolidated Statement of Changes in Cash Flow

         In the first quarter of 2004, the Company changed the presentation of its Consolidated Statement of Changes in Cash Flow to the direct cash flow method, replacing the indirect cash flow method as previously presented. Amounts presented for the period ended March 31, 2003 were reclassified to be consistent with the new presentation.

3.       Underwriting

         Premiums written and earned for the quarters ended March 31, 2004 and 2003 are as follows:

                                                       Three Months Ended March 31,
                                                     -------------------------------    % Increase
     ($000's)                                             2004               2003        (Decrease)
                                                     ------------        -----------     ----------
     Premiums written
     Gross premiums written                          $    107,403        $   112,470
     Ceded premiums written                               (17,691)           (19,126)
                                                     ------------        -----------
     Net premiums written                            $     89,712        $    93,344          (4)
                                                     ============        ===========

     Premiums earned
     Gross premiums earned                           $     82,156        $    98,362
     Ceded premiums earned                                (13,204)           (13,590)
                                                     ------------        -----------
     Net premiums earned                             $     68,952        $    84,772         (19)
                                                     ============        ===========

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------

         PXRE from time to time purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In addition, primarily related to the Company's exposure assumed on per-risk treaties, the Company purchases clash reinsurance protection which allows the Company to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims.

4.       Earnings Per Share

         The table below presents the computation of basic and diluted earnings per share:

                                                                        Three Months Ended March 31,
                                                                        -----------------------------
     ($000's, except per share data)                                        2004              2003
                                                                        -----------        ----------
     Net income available to common shareholders:
        Income before cumulative effect of accounting change and
          convertible preferred share dividends                         $    31,984        $   23,607
        Cumulative effect of accounting change, net of tax                   (1,053)                -
                                                                        -----------        ----------
        Net income before convertible preferred share dividends              30,931            23,607
        Convertible preferred share dividends                                (3,444)           (3,182)
                                                                        -----------        ----------
        Net income available to common shareholders                     $    27,487        $   20,425
                                                                        ===========        ==========

     Weighted average common shares outstanding:
        Weighted average common share outstanding (basic)                    13,417            11,894
        Equivalent shares of underlying options                                 559               320
        Equivalent number of restricted shares                                   83                76
        Equivalent number of convertible preferred shares                    12,223            10,374
                                                                        -----------        ----------
        Weighted average common equivalent shares (diluted)                  26,282            22,664
                                                                        ===========        ==========

     Per share amounts:
        Basic:
        Income before cumulative effect of accounting change and
          convertible preferred share dividends                         $      2.38         $    1.98
        Cumulative effect of accounting change                                (0.08)                -
        Convertible preferred share dividends                                 (0.26)            (0.27)
                                                                        -----------        ----------
        Net income available to common shareholders                     $      2.04         $    1.71
                                                                        ===========        ==========

        Diluted:
        Net income before cumulative effect of accounting change        $      1.22         $    1.04
        Cumulative effect of accounting change                                (0.04)               -
                                                                        -----------        ----------
        Net income                                                      $      1.18         $    1.04
                                                                        ===========        ==========

5.       Income Taxes

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

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


         The Company does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to direct United States income taxation.

         The United States subsidiaries of the Company file a consolidated U.S. federal income tax return.

6.       Shareholders' Equity

         On December 16, 2003, the Company completed a public offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration Statement on Form S-3 that was filed in 2003 for up to $150.0 million of various types of securities. Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company ("Phoenix"), one of the Company's common shareholders. The underwriters were given an option to purchase up to an additional 0.3 million common shares from the Company, which they exercised on January 22, 2004. As a result of the offering and the exercise of the option, the Company received total net proceeds of approximately $26.9 million. The Company did not receive any of the proceeds from the sale of shares by Phoenix.

         On April 4, 2002, the Company issued $150.0 million of additional capital comprised of 15,000 convertible voting preferred shares in a private placement not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred share investment occurred pursuant to a share purchase agreement, dated as of December 10, 2001, between the Company and certain investors. On February 12, 2002, the shareholders approved the sale and issuance of three series of convertible preferred shares pursuant to the share purchase agreement, including 7,500 Series A convertible preferred shares, 5,000 Series B convertible preferred shares, and 2,500 Series C convertible preferred shares. Proceeds of the offering of the convertible preferred shares, net of offering expenses of $9.1 million, amounted to $140.9 million. As of March 31, 2004, 17,563 convertible preferred shares were issued and outstanding.

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

         Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of March 31, 2004, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $24.9 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $14.01. Two-thirds of the convertible preferred shares mandatorily convert by April 4, 2005, and the balance by April 4, 2008. Convertible preferred shares vote on a fully converted basis on all matters brought before the shareholders other than the election of directors.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


7.       Segment Information

         PXRE operates in three reportable property and casualty segments - catastrophe and risk excess, finite and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business. Businesses that were not renewed in 2002 are reported as exited lines. Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing "other lines" segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment. PXRE's segments for 2003 were reclassified to be comparable to the three 2004 segments discussed above. In addition, PXRE operates in two geographic segments - North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, operating expenses, foreign exchange gains or losses and financing costs to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

         The following tables summarize the net premiums written and net premiums earned by PXRE's business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


Net Premiums Written
                                                        Three Months Ended March 31,
                                        ---------------------------------------------------------
($000's, except percentages)                        2004                           2003
                                        ---------------------------    --------------------------
                                             Amount         Percent        Amount         Percent
                                        --------------      -------    --------------     -------
Catastrophe and Risk Excess
   North American                       $       20,678                 $      18,420
   International                                83,184                        78,979
   Excess of Loss Cessions                     (15,021)                       (8,088)
                                        --------------                 -------------
                                                88,841         99%            89,311         96%
                                        --------------                 -------------

Finite Business
   North American                                  769                         2,362
   International                                     -                             -
                                        --------------                 -------------
                                                   769          1              2,362          2
                                        --------------                 -------------

Exited Lines
   North American                                   37                           297
   International                                    65                         1,374
                                        --------------                 -------------
                                                   102          -              1,671          2
                                        --------------     ------      -------------      -----

     Total                              $       89,712        100%     $      93,344        100%
                                        =============      ======      =============      =====


Net Premiums Earned
                                                        Three Months Ended March 31,
                                        ---------------------------------------------------------
($000's, except percentages)                        2004                           2003
                                        ---------------------------    --------------------------
                                             Amount         Percent        Amount         Percent
                                        --------------      -------    --------------     -------
Catastrophe and Risk Excess
   North American                       $      18,189                  $      15,925
   International                               57,837                         52,158
   Excess of Loss Cessions                     (9,830)                        (6,384)
                                        --------------                 -------------
                                               66,196          96%            61,699         72%
                                        --------------                 -------------

Finite Business
   North American                               2,540                         20,850
   International                                    -                              -
                                        --------------                 -------------
                                                2,540           4             20,850         25
                                        --------------                 -------------

Exited Lines
   North American                                 151                            795
   International                                   65                          1,428
                                        --------------                 -------------
                                                  216           -              2,223          3
                                        --------------     ------      -------------      -----

     Total                              $      68,952         100%     $      84,772        100%
                                        =============      ======      =============      =====

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


         The following table summarizes the underwriting income (loss) by segment. The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable. Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage, net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, operating expenses or foreign exchange gains or losses.

Underwriting Income (Loss)
                                                        Three Months Ended March 31,
                                        ---------------------------------------------------------
($000's, except percentages)                        2004                           2003
                                        ---------------------------    --------------------------
                                             Amount         Percent        Amount         Percent
                                        --------------      -------    --------------     -------
Catastrophe and Risk Excess
   North American                     $      14,999                   $        11,650
   International                             36,510                            40,829
   Excess of Loss Cessions                   (9,471)                           (9,978)
                                      -------------                   ---------------
                                             42,038         100%               42,501        127%
                                      -------------                   ---------------

Finite Business
   North American                                (5)                           (2,925)
   International                                  -                                 -
                                      -------------                   ---------------
                                                 (5)          -                (2,925)        (9)
                                      -------------                   ---------------
Exited Lines
   North American                            (2,207)                           (2,699)
   International                              2,414                            (3,435)
                                      -------------                   ---------------
                                                207           -                (6,134)       (18)
                                      -------------      ------       ---------------       -----

     Total                            $      42,240         100%      $         33,442       100%
                                      =============      ======       ================      =====

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


         The following table reconciles the net underwriting income for the operating segments to income before income taxes and cumulative effect of accounting change as reported in the Consolidated Statements of Income and Comprehensive Income.

       ($000's)                                                          Three Months Ended March 31,
                                                                    -----------------------------------
                                                                           2004                2003
                                                                    ---------------     ---------------
       Net underwriting income                                      $        42,240     $        33,442
       Net investment income                                                  6,869               5,475
       Net realized investment gains (losses)                                    89                  (1)
       Interest expense                                                      (3,675)             (2,259)
       Minority interest in consolidated subsidiaries                             -              (2,106)
       Other operating expenses                                             (12,620)             (9,176)
       Foreign exchange losses                                                 (266)               (241)
       Other                                                                      -                 (20)
                                                                    ---------------     ---------------
       Income before income taxes and cumulative effect of
         accounting change                                          $        32,637     $        25,114
                                                                    ===============     ===============

8.       Subordinated Debt

         Trust preferred securities were previously shown as minority interest in consolidated subsidiaries. Trust preferred securities are mandatorily redeemable subordinated debt securities issued to separate special purpose trusts holding solely those securities. As discussed in Note 2, following the implementation of FIN 46 during the quarter ended March 31, 2004, these trusts are no longer consolidated and the securities issued to these trusts by the Company (rather than the securities issued by the trusts as was done previously) are now classified as liabilities on the Company's March 31, 2004 Consolidated Balance Sheet. The subordinated debt securities are as follows:

                                                                                   March 31,         December 31,
                                                                                     2004                2003
($000's)                                                                      ----------------     ---------------
$103.1 million 8.85% fixed rate due February 1, 2027                          $        102,635     $       94,341
$18.0 million 7.35% fixed/floating rate due May 15, 2033                                18,042             17,500
$15.5 million 9.75% fixed rate due May 23, 2033                                         15,464             15,000
$20.6 million 7.70% fixed/floating rate due October 29, 2033                            20,619             20,000
$10.3 million 7.58% fixed/floating rate due September 30, 2033                          10,310             10,000
($000's)                                                                      ----------------     ---------------
                                                                              $        167,070     $      156,841
                                                                              ================     ==============


         The 8.85% fixed rate capital trust pass-through securities pay interest semi-annually and are redeemable by PXRE from February 1, 2007 at 104.180% declining to 100.418% at February 1, 2016, and at par thereafter. The 7.35% fixed/floating rate capital trust pass-through securities initially pay interest quarterly at a fixed rate of 7.35% for 5 years and then at a floating rate of 3 month LIBOR plus 4.1% reset quarterly thereafter, and are redeemable by PXRE at par on or after May 15, 2008. The 9.75% fixed rate capital trust pass-through securities pay interest quarterly and are redeemable by PXRE from May 23, 2008 at 104.875% declining to 100.975% at May 23, 2013, and at par thereafter. The 7.70% fixed/floating rate capital trust pass-through securities initially pay interest quarterly at a rate of 7.70% for 5 years and then at a floating rate of 3 month LIBOR plus 3.85% reset quarterly thereafter, and are redeemable by PXRE at par on or after October 29, 2008. The 7.58% fixed/floating rate capital trust pass-through securities initially pay interest quarterly at a rate of 7.58% for 5 years and then at a floating rate of 3 month LIBOR plus 3.90% reset quarterly thereafter, and are redeemable by PXRE at par on or after September 30, 2008.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


         PXRE has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

9.       Employee Benefits

         The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004.

         The components of net pension expense for these company-sponsored plans are as follows:

         ($000's)                                                        Three Months Ended March 31,
         --------                                                   ------------------------------------
                                                                         2004                   2003
                                                                    -------------          -------------
         Components of net periodic cost:
             Service cost                                           $         303          $         245
             Interest cost                                                    136                    139
             Expected return on assets                                       (103)                  (107)
             Amortization of prior service costs                               68                     50
             Recognized net actuarial costs                                     -                    (11)
             Settlement                                                         -                    149
             Curtailment                                                     (486)                     -
                                                                    -------------          -------------
         Net periodic benefit costs                                 $         (82)         $         465
                                                                    =============          =============


         During the first quarter of 2004, the Company made no contributions to its pension plans and expects no significant contributions during 2004.

10.      Contingencies

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

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
----------------------------------------------------------------------


         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of March 31, 2004, the Company has recorded $34.7 million of loss reserves related to the agreement. If the Company's lawsuit is unsuccessful, the Company could potentially incur additional losses under the agreement of up to $10.0 million on an after-tax basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Unless the context otherwise requires, references in this Form 10-Q to the "Company" refer to PXRE Group Ltd. a Bermuda holding company, while "PXRE", "we", "us" and "our" include PXRE Group Ltd. and its subsidiaries, which principally include PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe") and PXRE Limited. References to GAAP refer to accounting principles generally accepted in the United States ("GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

         The following is a discussion and analysis of PXRE's results of operations for the three months ended March 31, 2004 compared with the three months ended March 31, 2003, and also a discussion of our financial condition as of March 31, 2004. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE's Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K"), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview

         PXRE Group Ltd. is an insurance holding company domiciled in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for 99% of net premiums written and substantially all of our underwriting income for the three months ended March 31, 2004. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess and pro rata reinsurance products. We also provide, to a lesser extent and on an opportunistic basis, finite reinsurance products to a small number of clients.

         We generated net income of $30.9 million in the quarter ended March 31, 2004, which represented a 31% increase over the $23.6 million net income generated in the first quarter of 2003. This strong increase in net income was primarily driven by the continued strength of our core catastrophe and risk excess segment, the low level of catastrophe losses during the quarter and the favorable run-off of our exited lines businesses.

         Our ability and willingness to generate significant premium growth is highly dependent upon the premium pricing levels in the reinsurance market. Pricing in our catastrophe and risk excess business was healthy during the first quarter of 2004 following the significant rate increases experienced in 2002 and 2003. During the first quarter of 2004, pricing was generally flat to up slightly in our North America property catastrophe and world-wide retrocessional businesses. We experienced modest single digit rate decreases in our international property catastrophe business.

Comparison of First quarter Results for 2004 with 2003

         For the quarter ended March 31, 2004, net income before convertible preferred share dividends increased by 31% to $30.9 million compared to net income before convertible preferred share dividends of $23.6 million for the comparable period of 2003. Net income per diluted common share was $1.18 for the first quarter of 2004 compared to $1.04 for the first quarter of 2003, based on diluted average shares outstanding of approximately 26.3 million in the first quarter of 2004 and 22.7 million in the first quarter of 2003.

Premiums

         Gross and net premiums written for the first quarter of 2004 and 2003 were as follows:

($000's)                                             Three Months Ended March 31,
                                                  ---------------------------------        % Increase
                                                         2004             2003             (Decrease)
                                                  -------------      --------------        ----------
Gross premiums written                            $     107,403      $      112,470            (5)
Ceded premiums written                                  (17,691)            (19,126)           (8)
                                                  -------------      --------------
Net premiums written                              $      89,712      $       93,344            (4)
                                                  =============      ==============


         Gross premiums written for the first quarter of 2004 decreased 5% to $107.4 million from $112.5 million in the first quarter of 2003. This decrease in gross premiums written is due, in part, to a planned decrease in our finite segment of $1.0 million, or 57%, compared to the year earlier period and a decrease in our exited lines segment of $1.8 million, or 85%, compared to the year earlier period. Gross premiums written in our core catastrophe and risk excess segment decreased $2.3 million, or 2%, compared to the corresponding period of 2003 due primarily to moderate rate decreases in our international property catastrophe business.

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

         Ceded premiums written decreased by 8% to $17.7 million for the first quarter of 2004 compared to $19.1 million for the first quarter of 2003, primarily as a result of a decrease of $5.7 million from a quota share cession to Select Reinsurance Company ("Select Re") in 2003 that was not renewed at January 1, 2004. Offsetting this decrease was an increase in ceded premiums written related to excess of loss retrocessional catastrophe treaties.

         Net premiums written for the first quarter of 2004 decreased 4% to $89.7 million from $93.3 million in the first quarter of 2003. Net premiums written in the finite segment decreased $1.6 million, or 67%, while the exited lines segment decreased $1.6 million, or 94%, during the first quarter of 2004 versus the prior-year comparable quarter due to the same factors that caused the decrease in gross premiums written as explained above. Net premiums written in our catastrophe and risk excess segment were $88.8 million in the first quarter of 2004 compared to $89.3 million in the first quarter of 2003.

         Gross and net premiums earned for the first quarter of 2004 and 2003 were as follows:

($000's)                                             Three Months Ended March 31,
                                                  ---------------------------------        % Increase
                                                         2004             2003             (Decrease)
                                                  -------------      --------------        ----------
Gross premiums earned                             $     82,156       $       98,362            (16)
Ceded premiums earned                                  (13,204)             (13,590)            (3)
                                                  ------------       --------------
Net premiums earned                               $     68,952       $       84,772            (19)
                                                  =============      ==============

         Gross premiums earned for the first quarter of 2004 decreased 16% to $82.2 million from $98.4 million in the first quarter of 2003. This decrease is primarily due to decreases in our finite segment of $17.8 million, or 87%, and our exited lines segment of $2.2 million, or 84%, both compared to the corresponding period of 2003. The changes in these segments are due to the same factors as those discussed above in gross and net premium written. Offsetting the decrease in finite and exited lines was an increase in the gross premiums earned in the catastrophe and risk excess segment of $3.8 million, or 5%, compared to the corresponding period of 2003. This increase was due primarily to the continued strong pricing environment as well as the increased participations and new business acquired during 2002 and 2003.

         Ceded premiums earned decreased by 3% to $13.2 million for the first quarter of 2004 compared to $13.6 million for the first quarter of 2003, primarily as a result of a decrease of $2.3 million from a quota share cession to Select Re in 2003 that was not renewed at January 1, 2004. Offsetting this decrease was an increase in ceded premiums earned related to excess of loss catastrophe retrocession treaties.

         Net premiums earned for the first quarter of 2004 decreased 19% to $69.0 million from $84.8 million for the corresponding period of 2003. Net premiums earned in the catastrophe and risk excess segment increased $4.5 million, or 7%, for the first quarter of 2004 as compared to the corresponding prior-year period. The change in this segment is due to the same factors as those discussed above in gross premiums earned. Net premiums earned in the finite segment decreased $18.3 million, or 88%, and net premiums earned in the exited lines segment decreased $2.0 million, or 90%, for the first quarter of 2004 as compared to the first quarter of 2003. The changes in these segments are due to the same factors as those discussed above in gross and net premiums written.

         A summary of our net premiums written and earned by business segment for the three months ended March 31, 2004 and 2003 is included in Note 7 to the Consolidated Financial Statements.

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

         The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended March 31, 2004 and 2003, respectively:

(%)                                                              Three Months Ended March 31,
                                                                 ----------------------------
                                                                   2004                2003
                                                                 --------            --------
Loss ratio                                                         26.3               38.5
Expense ratio                                                      30.7               32.9
                                                                 --------            --------
Combined ratio                                                     57.0               71.4
                                                                 ========            ========
Catastrophe and risk excess loss ratio                             25.7               14.7
                                                                 ========            ========

Losses and Loss Expenses

         Losses and loss expenses incurred amounted to $18.1 million in the first quarter of 2004 compared to $32.6 million in the first quarter of 2003. Our loss ratio was 26.3% for the first quarter of 2004 compared to 38.5% for the comparable prior-year period. There were no significant catastrophes during the three months ended March 31, 2004 and 2003. As a result of two property per-risk losses, the loss ratio in the core catastrophe and risk excess segment increased to 25.7% for the quarter from 14.7% for the comparable prior-year period.

         During the first quarter of 2004, we experienced net favorable development of $2.3 million for prior-year losses and loss expenses, due primarily to $2.0 million of favorable development on our core catastrophe and risk excess segment. During the first quarter of 2003, we experienced net adverse development of $13.2 million for prior-year loss and loss expenses, $7.6 million of which was due to loss development on our exited lines segment relating primarily to the 2000 and 2001 underwriting years including adverse development of $3.3 million primarily caused by larger than expected reported claims under our direct reinsurance contracts. The remaining exited lines development was attributable to the late reported credit losses. We also experienced $3.9 million of adverse loss development on our finite segment during the first quarter of 2003.

Underwriting Expenses

         The expense ratio was 30.7% for the first quarter of 2004 compared to 32.9% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 12.4% for the first quarter of 2004 compared with 22.1% for the first quarter of 2003. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 10.8% for the first quarter of 2004 compared with 16.4% for the first quarter of 2003, primarily due to $4.0 million of structuring fees related to a reinsurance agreement with P-1 Re Ltd. and the subsequent commutation thereof in the first quarter of 2003. The finite commission and brokerage ratio, net of fee income, remained fairly level at 42.9% and 42.5% during the first quarter of 2004 and 2003, respectively. During 2003 however, the $20.9 million of finite net earned premium served to increase the overall commission and brokerage ratio more so than it did during 2004.

         The operating expense ratio was 18.3% for the three months ended March 31, 2004 compared with 10.8% for the comparable period of 2003. Other operating expenses increased 38% to $12.6 million for the three months ended March 31, 2004 from $9.2 million in the comparable period of 2003. This increase is primarily due to severance expenses, net of a pension gain during the quarter related to a 10% reduction in personnel and curtailment of the Company's retirement plans which in total amounted to $1.3 million. In addition, in the first quarter of 2004, the Board of Directors terminated the Restated Employee Annual Incentive Bonus Plan and approved the Bonus Incentive Compensation Plan. As a result a contingent bonus liability at December 31, 2003 related to the Restated Employee Annual Incentive Bonus Plan was approved for payment in three equal annual installments to officers and in a single lump sum for non-officers, resulting in a charge in the first quarter of 2004 of $1.1 million. Lastly, there was an increase in various expenses amounting to $0.8 million in the first quarter of 2004 compared to the first quarter of 2003 due to the relocation of underwriters to our Bermuda offices, following the first quarter of 2003.

Interest Expense and Minority Interest in Consolidated Subsidiaries

         Interest expense, including minority interest in consolidated subsidiaries, decreased to $3.7 million for the three months ended March 31, 2004 from $4.4 million in the comparable period of 2003. This decrease was due to the non-recurrence of $1.5 million of expense reflected in 2003 from an interest rate swap that during the quarter ended March 31, 2003 became ineffective as a hedging instrument and as a result began to be accounted for as a speculative instrument as well as the non-recurrence of interest expense under the Company's bank loan facility, for which the principal balance was $30.0 million as of December 31, 2002 and $10.0 million as of March 31, 2003, but was fully repaid during the second quarter of 2003, offset by $1.3 million of interest expense on an additional $64.4 million of subordinated debt issued in the last nine months of 2003. As discussed in Note 2 to the Consolidated Financial Statements, following the implementation of FIN 46 during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

Net Investment Income

         Net investment income for the first quarter of 2004 increased 25% to $6.9 million from $5.5 million in the first quarter of 2003 primarily as a result of a $1.2 million increase in income from hedge funds as well as an increase in the average invested balance due to cash flows from operating and financing activities, offset by lower yields on fixed maturities. Investment income related to our hedge fund portfolio increased to $3.4 million in the first quarter of 2004 from $2.2 million in the first quarter of 2003 as investments in hedge funds produced a return of 2.9% for the first quarter of 2004 compared with 2.0% in the comparable prior-year period. Offsetting these increases was a decrease in the book yield of fixed maturity and short-term investment portfolios to 3.4% during the first quarter of 2004 from 4.0% on an annualized basis during the comparable prior-year period.

         Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $26.9 million and $24.7 million as of March 31, 2004 and 2003, respectively, for which we have recognized $0.5 million and $0.4 million of investment income for the first quarter of 2004 and 2003, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $123.9 million and $129.6 million due to reinsurers as of March 31, 2004 and 2003, respectively, for which we recognized a charge to investment income of $2.2 million and $2.3 million for the first quarter of 2004 and 2003, respectively. On a net basis, this reduction to investment income was $0.7 million for both the quarters ended March 31, 2004 and 2003, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 7.4% and 7.2% for the quarters ended March 31, 2004 and 2003, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be six years as of March 31, 2004 on a weighted average basis.

Income Taxes

         PXRE recognized a tax expense of $0.7 million in the first quarter of 2004 compared to a tax expense of $1.5 million in the comparable prior-year period. The tax expense in the first quarter of 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary.

Cumulative Adjustment

         The Company adopted the provisions of FIN 46 during the first quarter. The cumulative effect of this accounting pronouncement reduced net income by $1.1 million but did not materially impact shareholders' equity.

FINANCIAL CONDITION

Capital Resources

         The Company relies primarily on dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses, to meet its debt service obligations and to pay dividends. During the first quarter of 2004, PXRE Reinsurance and PXRE Bermuda did not pay dividends. Based on the statutory surplus as of December 31, 2003, the aggregate dividends that are available to be paid during 2004, without prior regulatory approval, by PXRE Reinsurance and PXRE Bermuda are $197.6 million. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2004.

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

         Financings

         As of March 31, 2004, PXRE had $167.1 million in subordinated debt securities outstanding as follows:


      ($000's)                                                                         March 31, 2004
                                                                                     ----------------
        $103.1 million 8.85% fixed rate due February 1, 2027                         $        102,635
        $18.0 million 7.35% fixed/floating rate due May 15, 2033                               18,042
        $15.5 million 9.75% fixed rate due May 23, 2033                                        15,464
        $20.6 million 7.70% fixed/floating rate due October 29, 2033                           20,619
        $10.3 million 7.58% fixed/floating rate due September 30, 2033                         10,310
                                                                                     ----------------
                                                                                     $        167,070
                                                                                     ================

         Share Dividends and Book Value

         Dividends to common shareholders declared in the first quarter of 2004 and 2003 were $0.8 million. The expected annual dividend based on common shares outstanding at March 31, 2004 is approximately $3.4 million. Book value per common share was $23.02 at March 31, 2004 after considering convertible preferred shares.

         The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. As of March 31, 2004, 17,563 convertible preferred shares were issued and outstanding. Dividends to preferred shareholders, paid in kind, during the first quarter of 2004 and 2003 amounted to $3.4 million and $3.2 million, respectively.

         On December 16, 2003, the Company completed an offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration on Form S3, filed in 2003 for $150.0 million. Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company ("Phoenix"), one of the Company's common shareholders. The Company did not receive any of the proceeds from the sale of shares by Phoenix.

         On January 22, 2004, the underwriters of the above mentioned share offering exercised in-full the over-allotment option to purchase 0.3 million additional common shares at $21.75 per share. As a result of the exercise of the option, the Company received additional proceeds, net of offering costs, of $6.5 million. We used the net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda. After giving effect to the sale of the over-allotment shares, a total of 2.5 million shares were sold in the offering.

         Cash Flows

         Net cash flows provided by operations were $29.3 million in the first quarter of 2004 compared to $75.9 million in the first quarter of 2003 due to the effects of timing of collection of premium receivables and reinsurance recoverables, the payments of losses and the receipt of funds associated with deposit contracts in the first quarter of 2003 of $30.9 million associated with business that was not renewed in 2004. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         Net cash used by investing activities were $87.2 million in the first quarter of 2004 compared to $48.8 million in the first quarter of 2003 due primarily to purchases of securities for investment partially offset by proceeds received on sale or maturity of investments.

         Commitments and Contingencies

         As of March 31, 2004, other commitments and pledged assets include (a) letters of credit of $15.5 million which are secured by cash and securities amounting to $17.8 million, (b) securities with a par value of $10.6 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $59.6 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.7 million, (e) a commitment to lend a further $0.1 million to finance the construction of an office building that we intend to use as our headquarters in Bermuda, (f) a contingent liability amounting to $1.8 million under the Restated Employee Annual Incentive Bonus Plan plus interest, and (g) commitments under the capital trust pass-through securities discussed above.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance had placed on deposit a $30.4 million par value U.S. Treasury security as collateral for Lloyd's of London ("Lloyd's"). Cash and invested assets held by PXRE Lloyd's Syndicate 1224, amounting to $14.5 million at March 31, 2004, are restricted from being paid as a dividend until the run-off of our exited Lloyd's business has been completed.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7.0 million to Barr's Bay to finance the construction of the subject office building of which $6.9 million has been advanced as of March 31, 2004. The loans are secured by a first mortgage on the property.

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

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of March 31, 2004, we have recorded $34.7 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.0 million on an after-tax basis.

Investments

         As of March 31, 2004, our investment portfolio, at fair value, was allocated 69.0% in fixed maturity debt instruments, 18.7% in short-term investments, 11.4% in hedge funds and 0.9% in other investments.

         The following table summarizes our investments at March 31, 2004 and December 31, 2003 at fair value:

                                                                              Analysis of Investments
                                                              ------------------------------------------------------
                                                                    March 31, 2004              December 31, 2003
                                                              -------------------------    -------------------------
($000's, except percentages)                                      Amount        Percent        Amount        Percent
                                                              -------------     -------    ------------      -------
Fixed maturities:
   United States treasury securities                          $      41,407         4.0%   $     40,237          4.2%
   Foreign denominated securities                                    21,541         2.1          21,451          2.3
   United States government sponsored agency debentures              84,383         8.1         115,440         12.2
   United States government sponsored agency
     mortgage-backed securities                                     131,908        12.6         134,323         14.2
   Other mortgage and asset-backed securities                       199,608        19.0         146,196         15.4
   Municipal securities                                              17,988         1.7          18,584          2.0
   Corporate securities                                             225,774        21.5         162,878         17.2
                                                              -------------       -----    ------------        -----
      Total fixed maturities                                        722,609        69.0         639,109         67.5
Short-term investments                                              196,363        18.7         175,771         18.6
                                                              -------------       -----    ------------        -----
      Total fixed maturities and short-term investments             918,972        87.7         814,880         86.1
Hedge funds                                                         119,869        11.4         121,466         12.8
Other investments                                                     9,274         0.9          10,173          1.1
                                                              -------------       -----    ------------        -----
      Total investment portfolio                              $   1,048,115       100.0%   $    946,519        100.0%
                                                              =============       =====    ============        =====

         At March 31, 2004, 97.6% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A" (strong) or better by Moody's or S&P. Mortgage and asset-backed securities accounted for 36.1% of fixed maturities and short-term investments or 31.6% of our total investment portfolio based on fair value at March 31, 2004. The average yield on our fixed maturities and short-term investments at March 31, 2004 and 2003 was 3.0% and 2.9%, respectively.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At March 31, 2004, an after-tax unrealized gain of $7.2 million (a gain of 27 cents per share, after considering convertible preferred shares) was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $196.4 million at March 31, 2004, compared to $175.8 million at December 31, 2003.

         A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At March 31, 2004, total hedge fund investments amounted to $119.9 million, representing 11.4% of the total investment portfolio. At December 31, 2003, total hedge fund investments amounted to $121.5 million, representing 12.8% of the total investment portfolio. For the three months ended March 31, 2004, our hedge funds yielded a return of 2.9% as compared to 2.0% in the three months ended March 31, 2003. At March 31, 2004, hedge fund investments with fair values ranging from $1.3 million to $16.8 million were administered by seventeen managers.

         As of March 31, 2004, our investment portfolio also included $9.3 million of other invested assets of which 98% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.7 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the three months ended March 31, 2004, included $3.4 million attributable to hedge funds and other investments.

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

Certain Related Party Transactions

         Since 1997, PXRE has been a party to a retrocessional agreement (the "Obligatory Quota Share Treaty") with Select Re, pursuant to which we have ceded varying proportional shares of our non-casualty reinsurance business ranging from a high of 16.5% in 2001 to as low as 2.62% in 1997. These cessions satisfied an undertaking we entered into with Select Re to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee of 15% based on the gross premiums ceded to them under the Obligatory Quota Share Treaty, which resulted in fee income of $0.3 million for the three months ended March 31, 2004.

         Commencing on January 1, 2004, the cession percentage under the Obligatory Quota Share Treaty was reduced to 0% and the parties agreed that PXRE's undertaking would be satisfied through cessions under two other retrocessional contracts. The first contract is a pro rata retrocessional contract (the "Specific Pro Rata Contract") which is effective for the period January 1, 2004 to December 31, 2004 and pursuant to which PXRE Bermuda will cede a 53% proportional share of the risks assumed by PXRE Bermuda under one large retrocessional contract. Premiums ceded to Select Re under the Specific Pro Rata Contract are expected to be approximately $2.6 million, subject to a 22% underwriting commission. The second contract is an excess of loss reinsurance agreement (the "XOL Contract") which is effective for the period April 1, 2004 to March 31, 2006 and pursuant to which Select Re will indemnify PXRE Bermuda for up to $30.0 million in the event that losses arising from a single catastrophe loss event exceed $280.0 million. The reinsurance premium under the XOL Contract is $20.0 million, $5.5 million of which is payable at the inception of the contract. The remaining balance of $14.5 million is payable on a funds withheld basis, provided that if no loss is ceded to Select Re during the term of the XOL Contract, then PXRE Bermuda will receive a profit commission of $14.5 million. In connection with these two retrocessional contracts, Select Re has agreed to deposit collateral equal to $26.0 million into a trust for the benefit of PXRE Bermuda.

         In connection with the decision to move away from the Obligatory Quota Share in which Select Re assumed a pro rata share of all of PXRE's non-casualty business and instead enter into an excess of loss agreement and a specific pro rata agreement, PXRE and Select Re entered into a commutation agreement, effective March 31, 2004, pursuant to which Select Re commuted all of its liability for business assumed under certain finite casualty contracts and for exited lines business assumed under the Obligatory Quota Share Treaty. Pursuant to this commutation agreement, Select Re paid PXRE $10.2 million, which resulted in an underwriting gain for the Company of $5.1 million for the quarter ended March 31, 2004.

         Overall, in connection with the foregoing contracts and other in-force reinsurance contracts, ceded earned reinsurance premiums were $2.9 million to Select Re during the first quarter of 2004 and net assets of $68.5 million were due to us in the aggregate from Select Re, all of which were fully secured by way of reinsurance trusts or remitted to us during April 2004. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re. In the event we do not designate a member of Select Re's board (which as of May 6, 2004we have not), then we have the right to send an observer to the Select Re board meetings.

         Mr. William Michaelcheck is a member of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and a major shareholder of Mariner Investment Group, Inc. ("Mariner"), which acts as the investment manager for our hedge fund and alternative investment portfolio. During both the three months ended March 31, 2004 and 2003, we incurred investment management fees of $0.2 million relating to services provided by Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board of Directors requires the prior approval of the Company's Chief Financial Officer for any transaction entered into with Select Re.

Update on Critical Accounting Policy Disclosures

         The Company's Annual Report on Form 10-K for the year ended December 31, 2003 contains a discussion concerning critical accounting policy disclosures (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policy Disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2003 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments. This included disclosure concerning our estimation of losses and loss expenses.

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

         In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our own development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on industry estimates, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at March 31, 2004 for this event was $67.6 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 116%.

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

         During the first quarter of 2004, we experienced net favorable development of $2.3 million for prior-year loss and loss expenses, $2.0 million of which was due to favorable loss development on our core catastrophe and risk excess segment. The loss ratio for the comparable period of 2003 was affected by net adverse development of $13.2 million for prior-year loss and loss expenses mainly due to our exited lines segment relating primarily to the 2000 and 2001 underwriting years.

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

         Loss and loss expense liabilities as estimated by PXRE's actuaries and recorded by management in the statement of financial position as of March 31, 2004 were as follows:


($000's)                                                          Gross               Net
                                                             --------------      -------------
Catastrophe and Risk Excess                                  $      192,525      $      99,929
Finite Business                                                     126,685             93,066
Exited Lines                                                        117,470            108,812
                                                             --------------      -------------
Total                                                        $      436,680      $     301,807
                                                             ==============      =============

         On an overall basis, the low and high ends of a range of reasonable net loss reserves are $32.4 million below and $35.8 million above the $301.8 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000's)                                              Low End            Net           High End
                                                  -------------    --------------   -------------
Catastrophe and Risk Excess                       $      84,538    $       99,929   $     116,978
Finite Business                                          76,050            93,066         112,497
Exited Lines                                             96,755           108,812         121,775


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have reviewed our exposure to market risks at March 31, 2004 and the changes in exposure since December 31, 2003. The principal market risks which we are exposed to, continue to be interest rate and credit risk.

         The composition of our fixed maturity portfolio did not change materially during the first quarter of 2004. There were no material changes in our exposure to market risks or our risk management strategy during the first quarter of 2004.

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

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of March 31, 2004, we have recorded $34.7 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $10.0 million on an after-tax basis.

Item 2.  Changes in Securities and Use of Proceeds.

         During the quarter ended March 31, 2004, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

         (a) Securities sold. On March 31, 2004, the Company issued 344.38 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 344.38 Convertible Voting Preferred Shares issued were allocated among Series as follows:

                  i. 172.19 shares of Series A convertible voting preferred shares, allocated to two sub-series of shares, 114.79 shares allocated to sub-series Al and
                           57.40 shares allocated to sub-series A2;

                  ii. 114.79 shares of Series B convertible voting preferred shares, allocated to two sub-series of shares, 76.53 shares allocated to Series B1 and 38.26 shares allocated to Series B2; and

                  iii. 57.40 shares of Series C convertible voting preferred shares, allocated to two sub-series of shares, 38.27 shares allocated to Series Cl and 19.13 shares allocated to Series C2.

         (b) Underwriters and other purchasers. No underwriter participated. The additional Convertible Voting Preferred Shares were issued to the holders of record on March 12, 2004 of the outstanding convertible voting preferred shares.

         (c) Consideration. The convertible voting preferred shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3.4 million to the holders of the outstanding convertible voting preferred shares.

         (d) Exemption from registration claimed. Exemption from registration under the Act was claimed based upon Section 4(2) of the Act as a sale by an issuer not involving a public offering.

         (e) Terms of conversion and exercise. The description of the terms of the Preferred Shares contained in Part II, Item 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

         (f)      Use of proceeds. Not applicable.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

         A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

         b.       Current Reports on Form 8-K



                                  EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

10.1 Retrocessional Agreement, effective January 1, 2004 between Select Reinsurance Ltd. and PXRE Reinsurance Ltd.

10.2 Commutation Agreement, effective March 31, 2004, between Select Reinsurance Ltd., PXRE Reinsurance Company and PXRE Reinsurance Ltd.

10.3 Reinsurance Slip, effective April 1, 2004 between Select Reinsurance Ltd. and PXRE Reinsurance Ltd.

31.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2003.

31.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2003.

32.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PXRE GROUP LTD.

May 7, 2004                                        By:  /s/ John M. Modin
                                                   ---------------------------
                                                   John M. Modin
                                                   Executive Vice President
                                                   and Chief Financial Officer