Form 10-Q
period 2004-06-30
PXRE GROUP LTD
filed 2004-08-05
CIK 1091748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                                 -------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                PXRE HOUSE                                 P.O. BOX HM 1282
            110 PITTS BAY ROAD                              HAMILTON HM FX
              PEMBROKE HM 08                                   BERMUDA
                  BERMUDA
       (ADDRESS, INCLUDING ZIP CODE,
      OF PRINCIPAL EXECUTIVE OFFICES)                     (MAILING ADDRESS)

                                 (441) 296-5858
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x    No
                                              -      -
         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes x     No
                                                   ---      ---

         As of August 3, 2004 14,416,571 common shares, $1.00 par value per share, of the Registrant were outstanding.

--------------------------------------------------------------------------------

                                 PXRE GROUP LTD.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003....................................3

         Consolidated Statements of Income and Comprehensive Income for the three and six months ended
                  June 30, 2004 and 2003..........................................................................4

         Consolidated Statements of Shareholders' Equity for the three and six months ended June 30,
                  2004 and 2003...................................................................................5

         Consolidated Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003..........6

         Notes to Consolidated Financial Statements...............................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................38

ITEM 4.  CONTROLS AND PROCEDURES.................................................................................38

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................39

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................39

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................40

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................40

ITEM 5.  OTHER INFORMATION.......................................................................................41

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................41

PXRE                      CONSOLIDATED BALANCE SHEETS
GROUP LTD.                (Dollars in thousands, except par value per share)
--------------------------------------------------------------------------------

                                                                                                       JUNE 30,         DECEMBER 31,
                                                                                                        2004               2003
                                                                                                        ----               ----
                                                                                                    (Unaudited)

ASSETS            Investments:
                    Fixed maturities:
                      Available-for-sale (amortized cost $594,109 and $613,833, respectively)        $  584,559          $  617,658
                      Trading (cost $20,370 and $20,370, respectively)                                   20,931              21,451
                    Short-term investments                                                              297,092             175,771
                    Hedge funds (cost $88,433 and $87,691, respectively)                                124,710             121,466
                    Other invested assets (cost $6,944 and $9,365, respectively)                          7,922              10,173
                                                                                                     ----------          ----------
                      Total investments                                                               1,035,214             946,519
                  Cash                                                                                   21,730              65,808
                  Accrued investment income                                                               5,458               5,490
                  Premiums receivable, net                                                               66,999              79,501
                  Other receivables                                                                      46,155              30,695
                  Reinsurance recoverable on paid losses                                                  9,627              15,494
                  Reinsurance recoverable on unpaid losses                                              132,203             146,924
                  Ceded unearned premiums                                                                 6,118              10,454
                  Deferred acquisition costs                                                              2,192               2,495
                  Income tax recoverable                                                                 23,248              14,133
                  Other assets                                                                           47,297              42,134
                                                                                                     ----------          ----------
                      Total assets                                                                   $1,396,241          $1,359,647
                                                                                                     ==========          ==========

LIABILITIES       Losses and loss expenses                                                           $  428,469          $  450,635
                  Unearned premiums                                                                      19,274              21,566
                  Subordinated debt                                                                     167,072                   -
                  Reinsurance balances payable                                                           42,684              53,373
                  Deposit liabilities                                                                    72,765              80,583
                  Other liabilities                                                                      30,773              32,133
                                                                                                     ----------          ----------
                        Total liabilities                                                               761,037             638,290
                                                                                                     ----------          ----------
                  Minority interest in consolidated subsidiaries:
                    Company-obligated mandatorily redeemable capital trust
                    pass-through securities of subsidiary trusts holding solely a
                    company-guaranteed related subordinated debt                                              -             156,841
                                                                                                     ----------          ----------
SHAREHOLDERS'     Serial convertible preferred shares, $1.00 par value, $10,000 stated
EQUITY              value -- 10 million shares authorized, 0.02 million shares
                    issued and outstanding                                                              179,147             172,190
                  Common shares, $1.00 par value -- 50 million shares
                    authorized, 14.4 million and 13.3 million shares issued
                    and outstanding, respectively                                                        14,384              13,277
                  Additional paid-in capital                                                            214,703             192,078
                  Accumulated other comprehensive income net of deferred income
                    tax (benefit) expense of $(1,426) and $1,242, respectively                           (7,673)              1,692
                  Retained earnings                                                                     243,297             188,670
                  Restricted shares at cost (0.4 million and 0.3 million shares, respectively)           (8,654)             (3,391)
                                                                                                     ----------          ----------
                    Total shareholders' equity                                                          635,204             564,516
                                                                                                     ----------          ----------
                    Total liabilities and shareholders' equity                                       $1,396,241          $1,359,647
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

PXRE              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
GROUP LTD.        (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                               JUNE 30,              JUNE 30,
                                                                                        -------------------    --------------------
                                                                                          2004        2003       2004        2003
                                                                                          ----        ----       ----        ----
                                                                                                       (Unaudited)
REVENUES          Net premiums earned                                                   $ 69,565    $84,015    $138,517    $168,788
                  Net investment income                                                    4,915      8,557      11,784      14,032
                  Net realized investment (losses) gains                                     (38)       110          51         109
                  Fee income                                                                 262      1,108         861       2,384
                                                                                        --------    -------    --------    --------
                                                                                          74,704     93,790     151,213     185,313
                                                                                        --------    -------    --------    --------

LOSSES AND        Losses and loss expenses incurred                                       18,077     44,654      36,216      77,254
EXPENSES          Commissions and brokerage                                               10,214     14,618      19,386      34,645
                  Operating expenses                                                       9,868     10,488      22,488      19,664
                  Foreign exchange losses (gains)                                             94       (492)        360        (252)
                  Interest expense                                                         3,455        245       7,130       2,504
                  Minority interest in consolidated subsidiaries                               -      2,428           -       4,533
                                                                                        --------    -------    --------    --------
                                                                                          41,708     71,941      85,580     138,348
                                                                                        --------    -------    --------    --------

                  Income before income taxes and cumulative effect of
                    accounting change                                                     32,996     21,849      65,633      46,965
                  Income tax provision                                                       660        371       1,313       1,880
                                                                                        --------    -------    --------    --------
                  Income before cumulative effect of accounting change and
                    convertible preferred share dividends                                 32,336     21,478      64,320      45,085
                  Cumulative effect of accounting change, net of $0.2 million
                    tax expense                                                                -          -      (1,053)          -
                                                                                        --------    -------    --------    --------
                  Net income before convertible preferred share dividends               $ 32,336    $21,478    $ 63,267    $ 45,085
                                                                                        --------    -------    --------    --------
                  Convertible preferred share dividends                                    3,513      3,245       6,956       6,427
                                                                                        --------    -------    --------    --------
                  Net income available to common shareholders                           $ 28,823    $18,233    $ 56,311    $ 38,658
                                                                                        ========    =======    ========    ========

COMPREHENSIVE     Net income before convertible preferred share dividends               $ 32,336    $21,478    $ 63,267    $ 45,085
INCOME, NET       Net unrealized (depreciation) appreciation on investments              (14,888)     1,635      (9,365)      1,746
OF TAX            Net unrealized appreciation on cash flow hedge                               -          -           -         946
                                                                                        --------    -------    --------    --------
                  Comprehensive income                                                  $ 17,448    $23,113    $ 53,902    $ 47,777
                                                                                        ========    =======    ========    ========

PER SHARE         Basic:
                    Income before cumulative effect of accounting change and
                      convertible preferred share dividends                             $   2.34    $  1.80    $   4.72    $   3.79
                    Cumulative effect of accounting change                                     -          -       (0.08)          -
                    Convertible preferred share dividends                                  (0.25)     (0.27)      (0.51)      (0.54)
                                                                                        --------    -------    --------    --------
                    Net income available to common shareholders                         $   2.09    $  1.53    $   4.13    $   3.25
                                                                                        ========    =======    ========    ========
                    Average shares outstanding (000's)                                    13,822     11,921      13,632      11,911
                                                                                        ========    =======    ========    ========

                  Diluted:
                    Income before cumulative effect of accounting change                $   1.20    $  0.93    $   2.41    $   1.96
                    Cumulative effect of accounting change                                     -          -       (0.04)          -
                                                                                        --------    -------    --------    --------
                    Net income                                                          $   1.20    $  0.93    $   2.37    $   1.96
                                                                                        ========    =======    ========    ========
                    Average shares outstanding (000's)                                    27,021     23,183      26,664      22,959
                                                                                        ========    =======    ========    ========


The accompanying notes are an integral part of these statements.

PXRE                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
GROUP LTD.                (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                               JUNE 30,              JUNE 30,
                                                                                        -------------------    --------------------
                                                                                          2004        2003       2004        2003
                                                                                          ----        ----       ----        ----
                                                                                                       (Unaudited)

CONVERTIBLE       Balance at beginning of period                                       $175,634    $162,259    $172,190    $159,077
PREFERRED SHARES  Dividends to convertible preferred shareholders                         3,513       3,245       6,957       6,427
                                                                                       --------    --------    --------    --------
                    Balance at end of period                                           $179,147    $165,504    $179,147    $165,504
                                                                                       ========    ========    ========    ========

COMMON SHARES     Balance at beginning of period                                       $ 14,101    $ 12,177    $ 13,277    $ 12,030
                  Issuance of shares, net                                                   283          (8)      1,107         139
                                                                                       --------    --------    --------    --------
                    Balance at end of period                                           $ 14,384    $ 12,169    $ 14,384    $ 12,169
                                                                                       ========    ========    ========    ========

ADDITIONAL        Balance at beginning of period                                       $209,717    $172,271    $192,078    $168,866
PAID-IN CAPITAL   Issuance of shares                                                      4,334        (201)     21,217       3,140
                  Other                                                                     652          26       1,408          90
                                                                                       --------    --------    --------    --------
                    Balance at end of period                                           $214,703    $172,096    $214,703    $172,096
                                                                                       ========    ========    ========    ========

ACCUMULATED       Balance at beginning of period                                       $  7,215    $  8,198    $  1,692    $  7,142
OTHER             Change in unrealized gains                                            (14,888)      1,636      (9,365)      1,746
COMPREHENSIVE     Change in cash flow hedge                                                   -           -           -         946
INCOME                                                                                 --------    --------    --------    --------
                    Balance at end of period                                           $ (7,673)   $  9,834    $ (7,673)   $  9,834
                                                                                       ========    ========    ========    ========

RETAINED          Balance at beginning of period                                       $215,322    $127,755    $188,670    $108,062
EARNINGS          Net income before convertible preferred share dividends                32,336      21,478      63,267      45,085
                  Dividends to convertible preferred shareholders                        (3,513)     (3,245)     (6,957)     (6,427)
                  Dividends to common shareholders                                         (848)       (732)     (1,683)     (1,464)
                                                                                       --------    --------    --------    --------
                    Balance at end of period                                           $243,297    $145,256    $243,297    $145,256
                                                                                       ========    ========    ========    ========

RESTRICTED        Balance at beginning of period                                       $ (9,007)   $ (4,782)   $ (3,391)   $ (1,713)
SHARES            Issuance of restricted shares                                            (370)       (764)     (7,336)     (4,609)
                  Amortization of restricted shares                                         723       1,218       2,073       1,994
                                                                                       --------    --------    --------    --------
                    Balance at end of period                                           $ (8,654)   $ (4,328)   $ (8,654)   $ (4,328)
                                                                                       ========    ========    ========    ========

TOTAL             Balance at beginning of period                                       $612,982    $477,878    $564,516    $453,464
SHAREHOLDERS'     Issuance of shares                                                      4,618        (209)     22,325       3,279
EQUITY            Restricted shares, net                                                    352         454      (5,264)     (2,615)
                  Unrealized (depreciation) appreciation on investments, net of
                    deferred income tax                                                 (14,888)      1,636      (9,365)      1,746
                  Unrealized appreciation on cash flow hedge, net of deferred
                    income tax                                                                -           -           -         946
                  Net income before convertible preferred share dividends                32,336      21,478      63,267      45,085
                  Dividends to common shareholders                                         (848)       (732)     (1,683)     (1,464)
                  Other                                                                     652          26       1,408          90
                                                                                       --------    --------    --------    --------
                    Balance at end of period                                           $635,204    $500,531    $635,204    $500,531
                                                                                       ========    ========    ========    ========


The accompanying notes are an integral part of these statements.

PXRE                      CONSOLIDATED STATEMENTS OF CASH FLOWS
GROUP LTD.                (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                               JUNE 30,              JUNE 30,
                                                                                        -------------------    --------------------
                                                                                          2004        2003       2004        2003
                                                                                          ----        ----       ----        ----
                                                                                                       (Unaudited)
CASH FLOW         Premiums collected, net of reinsurance                               $ 50,659    $ 54,529    $142,375    $151,194
FROM OPERATING    Loss and loss adjustment expenses paid, net of reinsurance            (17,288)    (24,099)    (37,793)    (33,719)
ACTIVITIES        Commission and brokerage paid, net of fee income                       (8,958)     (5,665)    (17,571)    (18,141)
                  Operating expenses paid                                                (8,597)     (4,579)    (21,693)    (15,240)
                  Net investment income received                                          6,373       1,808       9,281       5,184
                  Interest paid                                                          (1,572)        (46)     (7,368)     (4,794)
                  Income taxes paid                                                      (4,709)     (8,100)     (5,961)    (11,623)
                  Trading portfolio purchased                                                 -           -           -      (5,688)
                  Trading portfolio disposed                                                  -       8,496           -       8,496
                  Deposit (paid) received                                                (3,043)      3,281      (7,818)     34,218
                  Other                                                                  (3,381)      5,866     (14,698)     (2,477)
                                                                                       --------    --------    --------    --------
                        Net cash provided by operating activities                         9,484      31,491      38,754     107,410
                                                                                       --------    --------    --------    --------

CASH FLOW         Fixed maturities available for sale purchased                         (42,108)   (150,645)   (217,057)   (154,459)
FROM INVESTING    Fixed maturities available for sale disposed or matured               136,250      29,414     238,720      64,576
ACTIVITIES        Hedge funds purchased                                                  (5,000)     (3,000)     (5,000)     (7,000)
                  Hedge funds disposed                                                    1,005       9,005       6,033      16,841
                  Other invested assets purchased                                             -         (16)          -        (121)
                  Other invested assets disposed                                          1,767         660       2,658       1,038
                  Net change in short-term investments                                 (100,729)     74,027    (121,321)    (10,448)
                  Payable for securities                                                      -      37,138         (18)     37,371
                                                                                       --------    --------    --------    --------
                        Net cash used by investing activities                            (8,815)      (3,417)   (95,985)    (52,202)
                                                                                       --------    --------    --------    --------

CASH FLOW         Proceeds from issuance of common shares                                 4,360         256      15,742         542
FROM FINANCING    Cash dividends paid to common shareholders                               (848)       (732)     (1,683)     (1,464)
ACTIVITIES        Proceeds from issuance of minority interest in consolidated
                    subsidiaries                                                              -      32,500           -      32,500
                  Repayment of debt                                                           -     (10,000)          -     (30,000)
                  Cost of shares repurchased                                               (263)     (1,230)       (906)     (1,872)
                                                                                       --------    --------    --------    --------
                         Net cash provided by financing activities                        3,249      20,794      13,153        (294)
                                                                                       --------    --------    --------    --------
                  Net change in cash                                                      3,918      48,868     (44,078)     54,914
                  Cash, beginning of period                                              17,812      52,676      65,808      46,630
                                                                                       --------    --------    --------    --------
                  Cash, end of period                                                  $ 21,730    $101,544    $ 21,730    $101,544
                                                                                       ========    ========    ========    ========

                  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
                  Net income before convertible preferred share dividends              $ 32,336    $ 21,478    $ 63,267    $ 45,085
                  Adjustments to reconcile net income to net cash
                    provided by operating activities:
                      Losses and loss expenses                                           (8,211)      5,386     (22,166)     (4,831)
                      Unearned premiums                                                 (18,528)    (25,971)      2,044     (17,399)
                      Deferred acquisition costs                                            337       6,221         303      13,294
                      Receivables                                                       (10,642)     11,206      (2,957)      9,561
                      Reinsurance balances payable                                       (5,789)    (10,093)    (10,689)    (14,588)
                      Reinsurance recoverable                                             8,998      14,916      20,588      48,367
                      Income taxes                                                       (4,037)     (7,727)     (4,647)     (9,742)
                      Equity in earnings of limited partnerships                         (1,261)     (5,472)     (4,685)     (7,849)
                      Trading portfolio purchased                                             -           -           -      (5,688)
                      Trading portfolio disposed                                              -       8,496           -       8,496
                      Deposit liability                                                  (3,043)      3,281      (7,818)     34,218
                      Other                                                              19,324       9,770       5,514       8,486
                                                                                       --------    --------    --------    --------
                        Net cash provided by operating activities                      $  9,484    $ 31,491    $ 38,754    $107,410
                                                                                       ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

         PXRE Group Ltd. (the "Company" or collectively with its subsidiaries, "PXRE") is an insurance holding company incorporated in Bermuda. PXRE provides reinsurance products and services to a worldwide marketplace through subsidiary operations in Bermuda, Barbados, Europe and the United States. PXRE's primary focus is providing property catastrophe reinsurance and retrocessional coverage. PXRE also provides marine, aviation and aerospace products and services.

         The Company was formed in 1999 as part of the reorganization of PXRE Corporation, a Delaware corporation ("PXRE Delaware"). Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly traded on the New York Stock Exchange. As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company's common shares. The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999 the Company's common shares commenced trading on the New York Stock Exchange under the symbol "PXT." The reorganization also involved the establishment of a Bermuda based reinsurance subsidiary, PXRE Reinsurance Ltd. ("PXRE Bermuda") and a Barbados based reinsurance subsidiary, PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados").

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation and Consolidation

         The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted ("GAAP") in the United States of America. These statements reflect the consolidated operations of the Company and its wholly owned subsidiaries, including PXRE Delaware, PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Bermuda, PXRE Barbados, PXRE Solutions, Inc., PXRE Solutions, S.A. ("PXRE Europe") and PXRE Limited. All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

         GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The interim consolidated financial statements are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2003 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates and the seasonal nature of the reinsurance business necessitate caution in drawing specific conclusions from interim results.

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Certain reclassifications have been made for 2003 to conform to the 2004 presentation.

     Share-Based Compensation

         At June 30, 2004, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No share-based compensation cost related to the options granted under the plans is reflected in net income, as the options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to share-based employee compensation:

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
($000'S, EXCEPT PER SHARE DATA)                                    JUNE 30,                            JUNE 30,
                                                           --------------------------      --------------------------
                                                               2004            2003            2004            2003
                                                               ----            ----            ----            ----
Net income before convertible preferred share dividends:
   As reported                                             $   32,336      $   21,478      $  63,267       $   45,085
   Deduct:
     Total share-based compensation expense determined
     under fair value based method for all awards, net
     of related tax effects                                      (363)         (1,410)        (1,333)          (1,973)
                                                           ----------      ----------      ---------       ----------
   Pro-forma                                               $   31,973      $   20,068      $  61,934       $   43,112
                                                           ==========      ==========      =========       ==========

Basic income per share:
   As reported                                             $      2.09     $     1.53      $    4.13       $     3.25
   Pro-forma                                               $      2.06     $     1.41      $    4.03       $     3.08
Diluted income per share:
   As reported                                             $      1.20     $     0.93      $    2.37       $     1.96
   Pro-forma                                               $      1.18     $     0.87      $    2.32       $     1.88

     Debt and Equity Classification

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE's Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004. Accordingly, as of March 31, 2004, PXRE's mandatorily redeemable capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled "Subordinated debt." In PXRE's Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2004, the interest expense related to these securities was included with "Interest expense," whereas for the three and six months ended June 30, 2003 it was included with "Minority interest in consolidated subsidiaries" as SFAS 150 did not permit these changes to be made retroactively.

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all "Variable Interest Entities" ("VIEs") by the "primary beneficiary," as these terms are defined in FIN 46, and on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of VIE's", which required PXRE to implement FIN 46 during the quarter ended March 31, 2004. The adoption of this statement resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE's trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption "Subordinated debt" on PXRE's June 30, 2004 Consolidated Balance Sheet, while PXRE's minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption "Other assets" with a corresponding increase in liabilities under the caption "Subordinated debt". FIN 46 did not permit these changes to be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE's trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE's Consolidated Statement of Income and Comprehensive Income during 2004. These repurchased securities are reflected in PXRE's June 30, 2004 Consolidated Balance Sheet under the caption "Fixed Maturities:
Available-for-sale."

     Consolidated Statement of Changes in Cash Flow

         In the first quarter of 2004, the Company changed the presentation of its Consolidated Statement of Changes in Cash Flow to the direct cash flow method, replacing the indirect cash flow method as previously presented. Amounts presented for the three and six months ended June 30, 2003 were reclassified to be consistent with the new presentation.

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



3. UNDERWRITING

         Premiums written and earned for the three and six months ended June 30, 2004 and 2003 are as follows:

                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                           JUNE 30,                %                JUNE 30,                  %
                                 -------------------------      INCREASE    -------------------------      INCREASE
($000'S)                             2004          2003        (DECREASE)       2004          2003        (DECREASE)
                                 -----------   -----------     ----------   -----------   -----------     ----------

Premiums written
Gross premiums written           $    52,914   $    66,378                  $   160,317   $   178,848
Ceded premiums written                (1,690)       (8,333)                     (19,381)      (27,459)
                                 -----------   -----------                  -----------   -----------
Net premiums written             $    51,224   $    58,045        (12)      $   140,936   $   151,389         (7)
                                 ===========   ===========                  ===========   ===========

Premiums earned
Gross premiums earned            $    80,078   $   100,795                  $   162,234   $   199,157
Ceded premiums earned                (10,513)      (16,780)                     (23,717)      (30,369)
                                 -----------   -----------                  -----------   -----------
Net premiums earned              $    69,565   $    84,015        (17)      $   138,517   $   168,788        (18)
                                 ===========   ===========                  ===========   ===========


         PXRE from time to time purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In addition, primarily related to PXRE's exposure assumed on per-risk treaties, PXRE purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims.

4. INVESTMENTS

         The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of June 30, 2004:

                                                                   ONE YEAR OR LESS                 OVER ONE YEAR
                                                              --------------------------    ---------------------------
                                                                              UNREALIZED                     UNREALIZED
($000'S)                                                       FAIR VALUE       LOSS          FAIR VALUE        LOSS
                                                               ----------     ----------      ----------     ----------

United States government securities                           $    49,209   $      (795)    $         -    $         -
United States government sponsored agency debentures               56,096        (1,282)              -              -
United States government sponsored agency mortgage-backed
securities                                                        100,211        (1,297)          6,831           (304)
Other mortgage and asset-backed securities                        114,027        (3,856)          4,922           (346)
Obligations of states and political subdivisions                      755            (8)              -              -
Corporate securities                                              140,721        (4,767)          2,999           (142)
                                                              -----------   -----------     -----------    -----------
      Total temporarily impaired securities                   $   461,019   $   (12,005)    $    14,752    $      (792)
                                                              ===========   ===========     ===========    ===========

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5. EARNINGS PER SHARE

         The table below presents the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                         ----------------------------   ---------------------------
($000'S, EXCEPT PER SHARE DATA)                               2004           2003           2004           2003
                                                         ------------    ------------   -----------    ------------

Net income available to common shareholders:
  Income before cumulative effect of accounting
     change and convertible preferred share
     dividends                                           $     32,336    $     21,478   $    64,320    $     45,085
   Cumulative effect of accounting change, net of tax               -               -        (1,053)              -
                                                         ------------    ------------   -----------    ------------
   Net income before convertible preferred share
     dividends                                                 32,336          21,478        63,267          45,085
   Convertible preferred share dividends                       (3,513)         (3,245)       (6,956)         (6,427)
                                                         ------------    ------------   -----------    ------------
   Net income available to common shareholders           $     28,823    $     18,233   $    56,311    $     38,658
                                                         ============    ============   ===========    ============

Weighted average common shares outstanding:
   Weighted average common shares outstanding
   (basic)                                                     13,822          11,921        13,632          11,911
   Equivalent shares of underlying options                        394             236           471             280
   Equivalent number of restricted shares                         142              75           116             103
   Equivalent number of convertible preferred shares           12,663          10,951        12,445          10,665
                                                         ------------    ------------   -----------    ------------
   Weighted average common equivalent shares
  (diluted)                                                    27,021          23,183        26,664          22,959
                                                         ============    ============   ===========    ============

Per share amounts:
   Basic:
   Income before cumulative effect of accounting
     change and convertible preferred share dividends    $       2.34    $       1.80   $      4.72    $       3.79
   Cumulative effect of accounting change                           -               -         (0.08)              -
   Convertible preferred share dividends                        (0.25)          (0.27)        (0.51)          (0.54)
                                                         ------------    ------------   -----------    ------------
   Net income available to common shareholders           $       2.09    $       1.53   $      4.13    $      3.25
                                                         ============    ============   ===========    ============

   Diluted:
   Net income before cumulative effect of accounting
     change                                              $       1.20    $       0.93   $      2.41    $       1.96
   Cumulative effect of accounting change                           -               -         (0.04)              -
                                                         ------------    ------------   -----------    ------------
   Net income                                            $       1.20    $       0.93   $      2.37    $       1.96
                                                         ============    ============   ===========    ============

6. INCOME TAXES

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

7. SHAREHOLDERS' EQUITY

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

         On April 4, 2002, the Company issued $150.0 million of additional capital comprised of 15,000 convertible voting preferred shares in a private placement not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred share investment occurred pursuant to a share purchase agreement, dated as of December 10, 2001, between the Company and certain investors. On February 12, 2002, the shareholders approved the sale and issuance of three series of convertible preferred shares pursuant to the share purchase agreement, including 7,500 Series A convertible preferred shares, 5,000 Series B convertible preferred shares, and 2,500 Series C convertible preferred shares. Proceeds of the offering of the convertible preferred shares, net of offering expenses of $9.1 million, amounted to $140.9 million. As of June 30, 2004, 17,915 convertible preferred shares were issued and outstanding.

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

         Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development on losses incurred prior to September 30, 2001 in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of June 30, 2004, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $28.2 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $13.80 as of June 30, 2004. Two-thirds of the convertible preferred shares mandatorily convert by April 4, 2005, and the balance by April 4, 2008. Convertible preferred shares vote on a fully converted basis on all matters brought before the shareholders other than the election of directors.

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SEGMENT INFORMATION

         PXRE operates in two reportable property and casualty segments - catastrophe and risk excess and exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business. Businesses that were not renewed in 2002 are reported as exited lines. Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing "other lines" segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment. In addition, PXRE is reporting its previously existing "finite business" segment with its exited lines segment to reflect its decision during the second quarter to run-off the in-force finite business and not enter into any new finite transactions subsequent to March 31, 2004. PXRE's segments for 2003 were restated to be comparable to the two 2004 segments discussed above. As a result of the above, the exited lines segment now includes business previously written and classified by the Company as direct casualty, Lloyd's of London ("Lloyd's"), international casualty and finite. In addition, PXRE operates in two geographic segments - North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

         There are no significant differences among the accounting policies of the segments as compared to PXRE's consolidated financial statements.

         PXRE does not maintain separate balance sheet data for each of its operating segments, nor does it allocate net investment income, net realized investment gains or losses, operating expenses, foreign exchange gains or losses and financing costs to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

         The following tables summarize the net premiums written and net premiums earned by PXRE's business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NET PREMIUMS WRITTEN
                                              THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                     ---------------------------------------------    ---------------------------------------------
($000'S, EXCEPT PERCENTAGES)                  2004                     2003                    2004                    2003
                                     --------------------      -------------------    --------------------     --------------------
                                     AMOUNT       PERCENT      AMOUNT      PERCENT    AMOUNT       PERCENT     AMOUNT       PERCENT
                                     ------       -------      ------      -------    ------       -------     ------       -------

Catastrophe and Risk Excess
   North American                    $18,084                  $16,724               $  38,761                 $ 35,388
   International                      30,654                   38,481                 113,840                  119,014
   Excess of Loss Cessions              (257)                  (2,108)                (15,278)                 (11,994)
                                     -------                  -------               ---------                 --------
                                      48,481        95%        53,097        91%      137,323         97%      142,408         94%
                                     -------                  -------               ---------                 --------

Exited Lines
   North American                      2,745                    3,653                   3,551                    6,310
   International                          (2)                   1,295                      62                    2,671
                                     -------                  -------               ---------                 --------
                                       2,743         5          4,948         9         3,613          3          8,981         6
                                     -------       ---        -------       ---     ---------        ---      --------        ---

Total                                $51,224       100%       $58,045       100%     $140,936        100%     $151,389        100%
                                     =======       ===        =======       ===      ========        ===      ========        ===

NET PREMIUMS EARNED
                                              THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                     ---------------------------------------------    ---------------------------------------------
($000'S, EXCEPT PERCENTAGES)                  2004                     2003                    2004                    2003
                                     --------------------      -------------------    --------------------     --------------------
                                     AMOUNT       PERCENT      AMOUNT      PERCENT    AMOUNT       PERCENT     AMOUNT       PERCENT
                                     ------       -------      ------      -------    ------       -------     ------       -------


Catastrophe and Risk Excess
   North American                  $  21,553                $  20,215               $  39,741                $  36,193
   International                      53,281                   56,671                 111,118                  109,448
   Excess of Loss Cessions            (8,647)                  (8,265)                (18,477)                 (15,321)
                                     -------                  -------               ---------                 --------
                                      66,187        95%        68,621        82%      132,382         96%      130,320         77%
                                     -------                  -------               ---------                 --------

Exited Lines
   North American                      3,380                   14,100                   6,072                   35,745
   International                          (2)                   1,294                      63                    2,723
                                     -------                  -------               ---------                 --------
                                       3,378         5         15,394        18         6,135          4        38,468         23
                                     -------       ---        -------       ---     ---------        ---      --------        ---

Total                              $  69,565       100%     $  84,015       100%    $ 138,517        100%     $168,788        100%
                                   =========       ===      =========       ===     =========        ===      ========        ===

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

UNDERWRITING INCOME (LOSS)

                                              THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                     ---------------------------------------------    ---------------------------------------------
($000'S, EXCEPT PERCENTAGES)                  2004                     2003                    2004                    2003
                                     --------------------      -------------------    --------------------     --------------------
                                     AMOUNT       PERCENT      AMOUNT      PERCENT    AMOUNT       PERCENT     AMOUNT       PERCENT
                                     ------       -------      ------      -------    ------       -------     ------       -------

Catastrophe and Risk Excess
   North American                  $  15,999                $   5,953               $  30,996                $  17,657
   International                      36,890                   34,667                  73,400                   76,115
   Excess of Loss Cessions            (9,661)                  (8,067)                (19,132)                 (18,717)
                                   ---------                ---------               ---------                ---------
                                      43,228       104%        32,553       126%       85,264        102%       75,055        127%
                                   ---------                ---------               ---------                ---------

Exited Lines
   North American                     (4,089)                  (7,714)                 (6,300)                 (13,339)
   International                       2,397                    1,012                   4,812                   (2,422)
                                   ---------                ---------               ---------                ---------
                                      (1,692)       (4)        (6,702)      (26)       (1,488)        (2)      (15,761)       (27)
                                   ---------       ---      ---------       ---     ---------        ---     ---------        ---

Total                              $  41,536       100%     $  25,851       100%    $  83,776        100%    $  59,294        100%
                                   =========       ===      =========       ===     =========        ===     =========        ===

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         The following table reconciles the net underwriting income for the operating segments to income before income taxes and cumulative effect of accounting change as reported in the Consolidated Statements of Income and Comprehensive Income.

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
       ($000'S)                                                   JUNE 30,                        JUNE 30,
                                                       ----------------------------         --------------------------
                                                            2004            2003               2004            2003
                                                       -------------     ----------         ----------      ----------
       Net underwriting income                         $      41,536     $   25,851         $   83,776      $   59,294
       Net investment income                                   4,915          8,557             11,784          14,032
       Net realized investment (losses) gains                    (38)           110                 51             109
       Other operating expenses                               (9,868)       (10,488)           (22,488)        (19,664)
       Foreign exchange (losses) gains                           (94)           492               (360)            252
       Interest expense                                       (3,455)          (245)            (7,130)         (2,504)
       Minority interest in consolidated
          subsidiaries                                             -         (2,428)                 -          (4,533)
       Other                                                       -              -                  -             (21)
                                                       -------------     ----------         ----------      ----------
       Income before income taxes and cumulative
         effect of accounting change                   $      32,996     $   21,849         $   65,633      $   46,965
                                                       =============     ==========         ==========      ==========

9. SUBORDINATED DEBT

         Trust preferred securities were classified as minority interest in consolidated subsidiaries prior to 2004. Trust preferred securities are mandatorily redeemable subordinated debt securities issued to separate special purpose trusts holding solely those securities. As discussed in Note 2, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, these trusts are no longer consolidated and the securities issued to these trusts by PXRE (rather than the securities issued by the trusts as was done previously) are now classified as liabilities on PXRE's June 30, 2004 Consolidated Balance Sheet. The subordinated debt securities are as follows:

                                                                                 JUNE 30, 2004          DECEMBER 31, 2003
($000'S)                                                                      -------------------       -----------------
$103.1 million 8.85% fixed rate due February 1, 2027                             $    102,637              $      94,341
$18.0 million 7.35% fixed/floating rate due May 15, 2033                               18,042                     17,500
$15.5 million 9.75% fixed rate due May 23, 2033                                        15,464                     15,000
$20.6 million 7.70% fixed/floating rate due October 29, 2033                           20,619                     20,000
$10.3 million 7.58% fixed/floating rate due September 30, 2033                         10,310                     10,000
                                                                                 ------------              -------------
                                                                                 $    167,072              $     156,841
                                                                                 ============              =============


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

10. EMPLOYEE BENEFITS

         The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004.

         The components of net pension expense for these company-sponsored plans are as follows:

($000'S)                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     --------------------------         --------------------------
                                                       2004              2003             2004              2003
                                                     --------          --------         --------          --------
COMPONENTS OF NET PERIODIC COST:
    Service cost                                     $      -          $    245         $    303          $    490
    Interest cost                                          93               139              229               278
    Expected return on assets                            (109)             (107)            (212)             (214)
    Amortization of prior service costs                     -                50               68               100
    Recognized net actuarial costs                          -               (11)               -               (22)
    Settlement                                              -               149                -               298
    Curtailment                                             -                 -             (486)                -
                                                     --------          --------         --------          --------

Net periodic benefit costs                           $    (16)         $    465         $    (98)         $    930
                                                     ========          ========         ========          ========


         During the six months ended June 30, 2004, the Company made no contributions to its pension plans and expects no significant contributions during 2004.

11. CONTINGENCIES

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

PXRE GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of June 30, 2004, the Company has recorded $34.9 million of loss reserves related to the agreement. If the Company's lawsuit is unsuccessful, the Company could potentially incur additional losses under the agreement of up to $9.9 million on an after-tax basis.

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

         The following is a discussion and analysis of PXRE's results of operations for the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003, and also a discussion of our financial condition as of June 30, 2004. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE's Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K"), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

OVERVIEW

         PXRE Group Ltd. is an insurance holding company domiciled in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for 95% of net premiums written and substantially all of our underwriting income for the three months ended June 30, 2004. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess and pro rata reinsurance products.

         We generated net income before convertible preferred share dividends of $32.3 million in the quarter ended June 30, 2004, which represented a 51% increase over the $21.5 million net income generated in the second quarter of 2003. This strong increase in net income was primarily driven by the continued strength of our core catastrophe and risk excess segment and the low level of catastrophe losses during the quarter.

         Our ability and willingness to generate significant premium growth is highly dependent upon the premium pricing levels in the reinsurance market. Pricing in our catastrophe and risk excess business was healthy during the second quarter of 2004 following the significant rate increases experienced in 2002 and 2003. During 2004, pricing has been generally flat to up slightly in our North America property catastrophe and world-wide retrocessional businesses. We experienced single digit rate decreases in our international property catastrophe business.

COMPARISON OF SECOND QUARTER RESULTS FOR 2004 WITH 2003

         For the quarter ended June 30, 2004, net income before convertible preferred share dividends increased by 51% to $32.3 million from $21.5 million for the comparable period of 2003. Net income per diluted common share was $1.20 for the second quarter of 2004 compared to $0.93 for the second quarter of 2003, based on diluted average shares outstanding of approximately 27.0 million in the second quarter of 2004 and 23.2 million in the second quarter of 2003.

PREMIUMS

         Gross and net premiums written for the second quarter of 2004 and 2003 were as follows:

($000'S)                          THREE MONTHS ENDED JUNE 30,
                                  ---------------------------      % INCREASE
                                       2004          2003          (DECREASE)
                                    --------       --------        ----------
Gross premiums written              $ 52,914       $ 66,378           (20)
Ceded premiums written                (1,690)        (8,333)          (80)
                                    --------       --------
Net premiums written                $ 51,224       $ 58,045           (12)
                                    ========       ========


         Gross premiums written for the second quarter of 2004 decreased 20% to $52.9 million from $66.4 million in the second quarter of 2003. Gross premiums written in our core catastrophe and risk excess segment decreased $10.4 million, or 17%, compared to the corresponding period of 2003 due primarily to rate decreases in our international property catastrophe business and the non-renewal of several programs due to decreases in market pricing. Gross reinstatement premiums written related to the catastrophe and risk excess business decreased by $1.9 million compared to the corresponding period of 2003 due to lower incurred losses. In addition, there was a planned decrease in our exited lines segment of $3.1 million, or 54%, compared to the year earlier period.

         As part of our efforts to return to our core catastrophe and risk business, we have intentionally de-emphasized our finite business, and during the quarter ended June 30, 2004 we began to include the results of this business in our exited lines segment. During the year ended December 31, 2003 and the quarter ended March 31, 2004, this business was focused on a limited group of cedents and on policies that did not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. There will be an insignificant amount of finite premiums earned in future periods.

         Ceded premiums written decreased 80% to $1.7 million for the second quarter of 2004 from $8.3 million for the second quarter of 2003, primarily as a result of a decrease of $3.5 million of ceded premiums written to Select Reinsurance Company ("Select Re") under a quota share retrocessional contract that was in place in 2003 but was not renewed at January 1, 2004.

         Net premiums written for the second quarter of 2004 decreased 12% to $51.2 million from $58.0 million in the second quarter of 2003. Net premiums written in our catastrophe and risk excess segment decreased $4.6 million, or 9%, during the second quarter of 2004 compared to the comparable prior year period. Net premiums written in the exited lines segment decreased $2.2 million, or 45%, during the second quarter of 2004 versus the prior-year comparable quarter. The decreases in these segments are due to the same factors that caused the decreases in gross premiums written as explained above.

         Gross and net premiums earned for the second quarter of 2004 and 2003 were as follows:

($000'S)                        THREE MONTHS ENDED JUNE 30,
                                ---------------------------         % INCREASE
                                     2004          2003             (DECREASE)
                                 ---------     ----------           ----------
Gross premiums earned            $  80,078     $ 100,795               (21)
Ceded premiums earned              (10,513)      (16,780)              (37)
                                 ---------     ---------
Net premiums earned              $  69,565     $  84,015               (17)
                                 =========     =========

         Gross premiums earned for the second quarter of 2004 decreased 21% to $80.1 million from $100.8 million in the second quarter of 2003. This decrease is primarily due to the decrease in our exited lines segment of $12.9 million, or 80%, compared to the corresponding period of 2003. Gross premiums earned in our catastrophe and risk excess segment decreased $7.8 million, or 9% to $76.8 million in the second quarter of 2004 compared to $84.6 million in the corresponding period of 2003. The changes in these segments are due to similar factors as those discussed above in gross and net premium written.

         Ceded premiums earned decreased 37% to $10.5 million for the second quarter of 2004 from $16.8 million for the second quarter of 2003, primarily as a result of a decrease of $5.1 million of ceded earned premiums to Select Re under the quota share retrocessional contract discussed above that was not renewed at January 1, 2004.

         Net premiums earned for the second quarter of 2004 decreased 17% to $69.6 million from $84.0 million for the corresponding period of 2003. Net premiums earned in the exited lines segment decreased $12.0 million, or 78%, for the second quarter of 2004 as compared to the second quarter of 2003. Net premiums earned in the catastrophe and risk excess segment decreased $2.4 million, or 4%, for the second quarter of 2004 as compared to the corresponding prior-year period. The changes in these segments are due to similar factors as those discussed above in gross premiums written.

         A summary of our net premiums written and earned by business segment for the three months ended June 30, 2004 and 2003 is included in Note 8 to the Consolidated Financial Statements.

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

         The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended June 30, 2004 and 2003, respectively:

(%)                                             THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                   2004           2003
                                                   ----           ----
Loss ratio                                         26.0           53.1
Expense ratio                                      28.5           28.6
                                                   ----           ----
Combined ratio                                     54.5           81.7
                                                   ====           ====

Catastrophe and risk excess loss ratio             21.3           42.1
                                                   ====           ====

LOSSES AND LOSS EXPENSES

         Losses and loss expenses incurred amounted to $18.1 million in the second quarter of 2004 compared to $44.7 million in the second quarter of 2003. The loss ratio was 26.0% for the second quarter of 2004 compared to 53.1% for the comparable prior-year period. There were no significant catastrophes during the three months ended June 30, 2004. During the quarter ended June 30, 2003, the 2003 Midwest storms caused $6.3 million in incurred losses.

         During the second quarter of 2004, we experienced net unfavorable development of $1.7 million for prior-year losses and loss expenses, primarily due to $2.6 million of unfavorable development on a 1999 catastrophe event after a cedent lost a court case contesting a claim. During the second quarter of 2003, we experienced net adverse development of $17.9 million for prior-year loss and loss expenses, $6.4 million of which was due to adverse loss development on our exited direct casualty reinsurance operations and $6.5 million of adverse loss development from aerospace claims primarily from the Company's first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between the Company and Reliance Insurance Company.

UNDERWRITING EXPENSES

         The expense ratio was 28.5% for the second quarter of 2004 compared to 28.6% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 14.3% for the second quarter of 2004 compared with 16.1% for the second quarter of 2003, with the prior year ratio affected by the higher proportion of exited lines premium. The exited lines commission and brokerage ratio, net of fee income, was 32.2%, during the second quarter of 2004 and 41.3% during the comparable prior year period. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 13.4% for the second quarter of 2004 compared to 10.4% for the second quarter of 2003.

         The operating expense ratio was 14.2% for the three months ended June 30, 2004 compared with 12.5% for the comparable period of 2003, increasing as a result of decreased net premiums earned. Other operating expenses decreased 6% to $9.9 million for the three months ended June 30, 2004 from $10.5 million in the comparable period of 2003. This decrease is a result of non-recurring compensation costs of $1.2 million in the second quarter of 2003 relating to the retirement of the Company's former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role, offset to some extent by additional employee incentive compensation costs in 2004.

INTEREST EXPENSE AND MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         Interest expense, including minority interest in consolidated subsidiaries, increased to $3.5 million for the three months ended June 30, 2004 from $2.7 million in the comparable period of 2003. This increase is due to $0.6 million of additional interest on $30.9 million of trust preferred securities issued since June 30, 2003, and the effect of a full quarter's interest expense on the $33.5 million of trust preferred securities issued during the quarter ended June 30, 2003. As discussed in Note 2 to the Consolidated Financial Statements, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

NET INVESTMENT INCOME

         Net investment income for the second quarter of 2004 decreased 43% to $4.9 million from $8.6 million in the second quarter of 2003, primarily as a result of a $4.4 million decrease in income from our hedge fund portfolio, offset by $1.0 million additional income from the fixed maturity and short-term investment portfolios. Investment income related to our hedge fund portfolio decreased to $0.8 million in the second quarter of 2004 from $5.3 million in the second quarter of 2003 as investments in hedge funds produced a return of 0.7% for the second quarter of 2004 compared with 4.7% in the comparable prior-year period. Offsetting this decrease was an increase in the balance of our fixed maturities and short-term investment portfolios partially offset by a decrease in the book yield to 3.2% during the second quarter of 2004 from 3.6% during the comparable prior-year period on an annualized basis.

         Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $27.3 million and $25.5 million as of June 30, 2004 and 2003, respectively, for which we have recognized $0.5 million and $0.4 million of investment income for the second quarter of 2004 and 2003, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $125.0 million and $124.8 million due to reinsurers as of June 30, 2004 and 2003, respectively, for which we recognized a charge to investment income of $2.2 million and $2.3 million for the second quarter of 2004 and 2003, respectively. On a net basis, this reduction to investment income was $0.9 million and $0.3 million for the quarters ended June 30, 2004 and 2003, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 7.4% and 6.8% for the quarters ended June 30, 2004 and 2003, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be five years as of June 30, 2004 on a weighted average basis.

INCOME TAXES

         PXRE recognized a tax expense of $0.7 million in the second quarter of 2004 compared to a tax expense of $0.4 million in the comparable prior-year period. The tax expense in the second quarter of 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary.

COMPARISON OF YEAR-TO-DATE RESULTS FOR 2004 WITH 2003

         For the six months ended June 30, 2004, net income before convertible preferred share dividends increased by 40% to $63.3 million from $45.1 million for the comparable period of 2003. Net income per diluted common share was $2.37 for the first six months of 2004 compared to $1.96 for the first six months of 2003, based on diluted average shares outstanding of approximately 26.7 million in the first six months of 2004 and 23.0 million in the first six months of 2003.

PREMIUMS

         Gross and net premiums written for the six months ended June 30, 2004 and 2003 were as follows:

($000'S)                           SIX MONTHS ENDED JUNE 30,
                                  --------------------------       % INCREASE
                                      2004           2003          (DECREASE)
                                  ----------     ----------        ----------
Gross premiums written            $  160,317     $  178,848           (10)
Ceded premiums written               (19,381)       (27,459)          (29)
                                  ----------     ----------
Net premiums written              $  140,936     $  151,389            (7)
                                  ==========     ==========


         Gross premiums written for the six month period ended June 30, 2004 decreased 10% to $160.3 million from $178.8 million in the corresponding prior-year period. Gross premiums written in our core catastrophe and risk excess segment decreased $12.7 million, or 7%, compared to the corresponding period of 2003 due primarily to rate decreases in our international property catastrophe business and the non-renewal of several programs due to decreases in market pricing. In addition, there was a planned decrease in our exited lines segment of $5.9 million, or 61%, compared to the year earlier period.

         As part of our efforts to return to our core catastrophe and risk business, we have intentionally de-emphasized our finite business, and during the quarter ended June 30, 2004 we began to include the results of this business in our exited lines segment. During the year ended December 31, 2003 and the quarter ended March 31, 2004, this business was focused on a limited group of cedents and on policies that did not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. There will be an insignificant amount of finite premiums earned in future periods.

         Ceded premiums written decreased by 29% to $19.4 million for the six month period ended June 30, 2004 from $27.5 million for the corresponding prior-year period, primarily as a result of a decrease of $9.2 million of ceded premiums written to Select Re in 2003 under a quota share retrocessional contract that was in place in 2003 but was not renewed at January 1, 2004. Offsetting this decrease, in part, was an increase in ceded premiums written related to excess of loss retrocessional catastrophe treaties.

         Net premiums written for the six month period ended June 30, 2004 decreased 7% to $140.9 million from $151.4 million in the corresponding prior-year period. Net premiums written in the exited lines segment decreased $5.4 million, or 60%, during the six month period ended June 30, 2004 versus the prior-year comparable period. Net premiums written in our catastrophe and risk excess segment decreased $5.1 million, or 4%, to $137.3 million in the first six months of 2004 from $142.4 million in the first six months of 2003. The changes in these segments are due to similar factors that caused the decrease in gross premiums written as explained above.

         Gross and net premiums earned for the six month period ended June 30, 2004 and 2003 were as follows:

($000'S)                           SIX MONTHS ENDED JUNE 30,
                                  --------------------------       % INCREASE
                                      2004           2003          (DECREASE)
                                  ----------     ----------        ----------
Gross premiums earned             $  162,234     $  199,157            (19)
Ceded premiums earned                (23,717)       (30,369)           (22)
                                  ----------     ----------
Net premiums earned               $  138,517     $  168,788            (18)
                                  ==========     ==========

         Gross premiums earned for the first six months of 2004 decreased 19% to $162.2 million from $199.2 million in the first six months of 2003. This decrease is primarily due to a decrease in our exited lines segment of $32.8 million, or 84%, compared to the corresponding period of 2003. Gross premiums earned in our catastrophe and risk excess segment decreased $4.1 million, or 3%, to $156.0 million in the first six months of 2004 from $160.0 million in the corresponding period of 2003. The changes in these segments are due to similar factors as those discussed above in gross and net premium written.

         Ceded premiums earned decreased 22% to $23.7 million for the six month period ended June 30, 2004 from $30.4 million for the corresponding prior-year period, primarily as a result of a decrease of $7.3 million of ceded earned premiums to Select Re under the quota share retrocessional contract discussed above that was not renewed at January 1, 2004. Offsetting this decrease, in part, was an increase in ceded premiums earned related to excess of loss catastrophe retrocessional treaties.

         Net premiums earned for the first six months of 2004 decreased 18% to $138.5 million from $168.8 million for the corresponding period of 2003. Net premiums earned in the exited lines segment decreased $32.3 million, or 84%, for the first six months of 2004 as compared to the first six months of 2003. The change in this segment is due to the same factors as those discussed above in gross and net premiums written. Net premiums earned in the catastrophe and risk excess segment increased $2.1 million, or 2% to $132.4 million for the six months ended June 30, 2004 from $130.3 million in the corresponding prior-year period.

         A summary of our net premiums written and earned by business segment for the six months ended June 30, 2004 and 2003 is included in Note 8 to the Consolidated Financial Statements.

RATIOS

         The following table summarizes the loss ratio, expense ratio and combined ratio for the six months ended June 30, 2004 and 2003, respectively:

(%)                                                 SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                        2004         2003
                                                        ----         ----
Loss ratio                                              26.2         45.8
Expense ratio                                           29.6         30.8
                                                        ----         ----
Combined ratio                                          55.8         76.6
                                                        ====         ====

Catastrophe and risk excess loss ratio                  23.5         29.2
                                                        ====         ====

LOSSES AND LOSS EXPENSES

         Losses and loss expenses incurred amounted to $36.2 million for the six months ended June 30, 2004 compared to $77.3 million in the corresponding prior-year period. Our loss ratio was 26.2% for the first six months of 2004 compared to 45.8% for the comparable prior-year period. There were no significant catastrophes during the six months ended June 30, 2004. During the six months ended June 30, 2003, the 2003 Midwest storms caused $6.3 million in incurred losses.

         During the first six months of 2004, we experienced net favorable development of $0.6 million for prior-year losses and loss expenses, due to $0.6 million of favorable development on our exited lines segment. During the first six months of 2003, we experienced net adverse development of $30.8 million for prior-year loss and loss expenses, $9.7 million of which was due to adverse loss development on our exited direct casualty reinsurance operations, $9.5 million adverse loss development from aerospace claims including the Company's first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between the Company and Reliance Insurance Company and $4.6 million of adverse loss development from credit losses.

UNDERWRITING EXPENSES

         The expense ratio was 29.6% for the first six months of 2004 compared to 30.8% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 13.4% for the first six months of 2004 compared with 19.1% for the comparable prior-year period, with the prior year ratio affected by the higher proportion of exited lines premium. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 12.1% for the first six months of 2004 compared with 13.2% for the first six months of 2003, primarily due to $4.0 million of structuring fees related to a reinsurance agreement with P-1 Re Ltd. and the subsequent commutation thereof in the first six months of 2003. The exited lines commission and brokerage ratio, net of fee income, was 41.2% and 38.9% during the first six months of 2004 and 2003, respectively.

         The operating expense ratio was 16.2% for the first six months of 2004 compared with 11.7% for the comparable period of 2003, increasing, in part, due to the decrease in net premiums earned. Other operating expenses increased 14% to $22.5 million for the six months ended June 30, 2004 from $19.7 million in the comparable period of 2003. This increase is primarily due to severance expenses, net of a pension gain during the six months ended June 30, 2004 related to a 10% reduction in personnel and curtailment of the Company's retirement plans which in total amounted to $1.3 million. In addition, in the first six months of 2004, the Board of Directors terminated the Restated Employee Annual Incentive Bonus Plan and approved the Bonus Incentive Compensation Plan. As a result, a contingent bonus liability at December 31, 2003 related to the Restated Employee Annual Incentive Bonus Plan was approved for payment in three equal annual installments in 2004, 2005 and 2006 to officers and in a single lump sum in 2004 for non-officers, resulting in a charge in the first six months of 2004 of $1.3 million. Furthermore, in the first six months of 2004, the operating expenses reflect additional employee incentive compensation costs. Lastly, there was an increase in various expenses amounting to $0.8 million in the first six months of 2004 compared to the first six months of 2003 due to the relocation of underwriters to our Bermuda offices, in the second quarter of 2003. These factors which increased operating expenses were offset to some extent by non-recurring compensation costs of $1.2 million in the comparable prior year period relating to the retirement of the Company's former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role.

INTEREST EXPENSE AND MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         Interest expense, including minority interest in consolidated subsidiaries, increased to $7.1 million for the six months ended June 30, 2004 from $7.0 million in the comparable period of 2003. This increase is due to $2.6 million of additional interest on $64.4 million of trust preferred securities which replaced $30.0 million of bank debt, offset by the non-recurrence of $1.5 million of expense reflected in 2003 from an interest rate swap that became ineffective as a hedging instrument during the quarter ended March 31, 2003. As discussed in Note 2 to the Consolidated Financial Statements, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

NET INVESTMENT INCOME

         Net investment income for the first six months of 2004 decreased 16% to $11.8 million from $14.0 million in the comparable prior-year period primarily as a result of a $3.2 million decrease in income from our hedge fund portfolio, offset by a $1.8 million increase in income from our fixed maturity and short-term investment portfolios. Investment income related to our hedge fund portfolio decreased to $4.3 million in the first six months ended June 30, 2004 from $7.5 million in the comparable prior-year period as investments in hedge funds produced a return of 3.5% for the first six months of 2004 compared with 6.7% in the comparable prior-year period. Offsetting this decrease was an increase in the balance of our fixed maturity and short-term investment portfolios partially offset by a decrease in the book yield to 3.3% during the first six months of 2004 from 3.8% on an annualized basis during the comparable prior-year period.

         Investment income for the first six months of 2004 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $27.3 million and $25.5 million as of June 30, 2004 and 2003, respectively, for which we have recognized $0.9 million and $0.8 million of investment income for the first six months of 2004 and 2003, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $125.0 million and $124.8 million due to reinsurers as of June 30, 2004 and 2003, respectively, for which we recognized a charge to investment income of $4.4 million and $4.7 million for the first six months of 2004 and 2003, respectively. On a net basis, this reduction to investment income was $1.6 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the six month period. The weighted average contractual investment return on the funds held by PXRE is 7.3% and 7.1% for the six months ended June 30, 2004 and 2003, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be five years as of June 30, 2004 on a weighted average basis.

INCOME TAXES

         PXRE recognized a tax expense of $1.3 million in the first six months of 2004 compared to a tax expense of $1.9 million in the comparable prior-year period. The tax expense in the first six months of 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary.

CUMULATIVE ADJUSTMENT

         The Company adopted the provisions of FIN 46 during the first quarter of 2004. The cumulative effect of this accounting pronouncement reduced net income for the six months ended June 30, 2004 by $1.1 million but did not materially impact shareholders' equity.



FINANCIAL CONDITION

CAPITAL RESOURCES

         The Company relies primarily on dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses, to meet its debt service obligations and to pay dividends. During the six months ended June 30, 2004, PXRE Reinsurance paid $5.0 million in dividends. PXRE Bermuda did not pay any dividends during the same period. Based on the statutory surplus as of December 31, 2003, the aggregate dividends that are available to be paid during 2004, without prior regulatory approval, by PXRE Reinsurance and PXRE Bermuda are $197.6 million. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2004.

LIQUIDITY

         The primary sources of liquidity for PXRE Reinsurance and PXRE Bermuda, our principal operating subsidiaries, are net cash flow from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims, operating expenses, income taxes, the purchase of investments and payment of capital costs. Premiums are typically received in advance of related claim payments.

         Financings

         As of June 30, 2004, PXRE had $167.1 million in subordinated debt securities outstanding as follows:


     ($000'S)                                                                            JUNE 30, 2004
                                                                                         -------------
     $103.1 million 8.85% fixed rate  due February 1, 2027                                $  102,637
     $18.0 million 7.35% fixed/floating rate due May 15, 2033                                 18,042
     $15.5 million 9.75% fixed rate due May 23, 2033                                          15,464
     $20.6 million 7.70% fixed/floating rate due October 29, 2033                             20,619
     $10.3 million 7.58% fixed/floating rate due September 30, 2033                           10,310
                                                                                          ----------
                                                                                          $  167,072
                                                                                          ==========


         Share Dividends and Book Value

         Dividends to common shareholders declared in the second quarter of 2004 and 2003 were $0.8 million and $0.7 million, respectively. The expected annual dividend based on common shares outstanding at June 30, 2004 is approximately $3.4 million. Book value per common share was $23.21 at June 30, 2004 after considering convertible preferred shares.

         The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. As of June 30, 2004, 17,915 convertible preferred shares were issued and outstanding. Dividends to preferred shareholders, paid in kind, during the second quarter of 2004 and 2003 amounted to $3.5 million and $3.2 million, respectively.

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

         Cash Flows

         Net cash flows provided by operations were $9.5 million in the second quarter of 2004 compared to $31.5 million in the second quarter of 2003 due to the timing of collection of reinsurance recoverables, the sale of trading investment portfolio assets in second quarter of 2003 without any similar disposals in the second quarter of 2004 and the payment of funds under deposit contracts during the second quarter of 2004 as opposed to the receipt of funds associated with deposit contracts in the second quarter of 2003. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         Net cash used by investing activities were $8.8 million in the second quarter of 2004 compared to $3.4 million in the second quarter of 2003 due primarily to purchases of securities for investment partially offset by proceeds received on sale or maturity of investments.

         Commitments and Contingencies

         As of June 30, 2004, other commitments and pledged assets include (a) letters of credit of $15.3 million which are secured by cash and securities amounting to $17.6 million, (b) securities with a par value of $10.6 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $65.2 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) a commitment to lend a further $0.1 million to finance the construction of an office building that we use as our headquarters in Bermuda,
(f) a contingent liability amounting to $1.5 million under the Restated Employee Annual Incentive Bonus Plan plus interest, (g) commitments under the capital trust pass-through securities discussed above, and (h) commitment fees of $0.2 million per annum under a Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Bermuda and Barclays Bank PLC.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has on deposit a $31.1 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224, amounting to $13.3 million at June 30, 2004, are restricted from being paid as a dividend until the run-off of our exited Lloyd's business has been completed.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we have agreed to lend up to $7.0 million to Barr's Bay to finance the construction of the subject office building, $6.9 million of which has been advanced as of June 30, 2004. The loans are secured by a first mortgage on the property.

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

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of June 30, 2004, we have recorded $34.9 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $9.9 million on an after-tax basis.

INVESTMENTS

         As of June 30, 2004, our investment portfolio, at fair value, was allocated 58.5% in fixed maturities, 28.7% in short-term investments, 12.0% in hedge funds and 0.8% in other investments.

         The following table summarizes our investments at June 30, 2004 and December 31, 2003 at fair value:

                                                                                   ANALYSIS OF INVESTMENTS
                                                              --------------------------------------------------------------
                                                                     JUNE 30, 2004              DECEMBER 31, 2003
                                                              ---------------------------       ----------------------------

($000'S, EXCEPT PERCENTAGES)                                      AMOUNT          PERCENT           AMOUNT          PERCENT
                                                              -------------       -------        ------------       --------
Fixed maturities:
   United States treasury securities                          $      49,745         4.8%         $     40,237          4.2%
   Foreign denominated securities                                    20,931         2.0                21,451          2.3
   United States government sponsored agency debentures              63,248         6.1               115,440         12.2
   United States government sponsored agency
     mortgage-backed securities                                     109,440        10.6               134,323         14.2
   Other mortgage and asset-backed securities                       172,779        16.7               146,196         15.4
   Municipal securities                                               1,579         0.2                18,584          2.0
   Corporate securities                                             187,768        18.1               162,878         17.2
                                                              -------------       -----          ------------        -----
      Total fixed maturities                                        605,490        58.5               639,109         67.5
Short-term investments                                              297,092        28.7               175,771         18.6
                                                              -------------       -----          ------------        -----
      Total fixed maturities and short-term investments             902,582        87.2               814,880         86.1
Hedge funds                                                         124,710        12.0               121,466         12.8
Other investments                                                     7,922         0.8                10,173          1.1
                                                              -------------       -----          ------------        -----
      Total investment portfolio                              $   1,035,214       100.0%         $    946,519        100.0%
                                                              =============       =====          ============        =====

         At June 30, 2004, 98.2% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A" (strong) or better by Moody's or S&P. Mortgage and asset-backed securities accounted for 31.1% of fixed maturities and short-term investments or 27.3% of our total investment portfolio based on fair value at June 30, 2004.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At June 30, 2004, an after-tax unrealized loss of $7.7 million was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $297.1 million at June 30, 2004, compared to $175.8 million at December 31, 2003.

         A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At June 30, 2004, total hedge fund investments amounted to $124.7 million, representing 12.0% of the total investment portfolio. At December 31, 2003, total hedge fund investments amounted to $121.5 million, representing 12.8% of the total investment portfolio. For the six months ended June 30, 2004, our hedge funds yielded a return of 3.5% compared to 6.7% in the six months ended June 30, 2003. At June 30, 2004, hedge fund investments with fair values ranging from $1.1 million to $16.9 million were administered by eighteen managers.

         As of June 30, 2004, our investment portfolio also included $7.9 million of other invested assets of which 99% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the six months ended June 30, 2004, included $4.7 million attributable to hedge funds and other investments.

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

CERTAIN RELATED PARTY TRANSACTIONS

         Since 1997, PXRE has been a party to a retrocessional agreement (the "Obligatory Quota Share Treaty") with Select Re, pursuant to which we have ceded varying proportional shares of our non-casualty reinsurance business ranging from a high of 16.5% in 2001 to as low as 2.62% in 1997. These cessions satisfied an undertaking we entered into with Select Re to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re is obligated to pay us a management fee of 15% based on the gross premiums ceded to them under the Obligatory Quota Share Treaty, which resulted in fee income of $0.5 million for the six months ended June 30, 2004.

         Commencing on January 1, 2004, the cession percentage under the Obligatory Quota Share Treaty was reduced to 0% and the parties agreed that PXRE's undertaking would be satisfied through cessions under two other retrocessional contracts. The first contract is a pro rata retrocessional contract (the "Specific Pro Rata Contract") which is effective for the period January 1, 2004 to December 31, 2004 and pursuant to which PXRE Bermuda will cede a 53% proportional share of the risks assumed by PXRE Bermuda under one large retrocessional contract. Premiums ceded to Select Re under the Specific Pro Rata Contract are expected to be approximately $2.6 million, subject to a 22% underwriting commission. The second contract is an excess of loss reinsurance agreement (the "XOL Contract") which is effective for the period April 1, 2004 to March 31, 2006 and pursuant to which Select Re will indemnify PXRE Bermuda for up to $30.0 million in the event that losses arising from a single catastrophe loss event exceed $280.0 million. The reinsurance premium under the XOL Contract is $20.0 million, $5.5 million of which is payable at the inception of the contract. The remaining balance of $14.5 million is payable on a funds withheld basis, provided that if no loss is ceded to Select Re during the term of the XOL Contract, PXRE Bermuda will receive a profit commission of $14.5 million. In connection with these two retrocessional contracts, Select Re has agreed to deposit collateral equal to $20.9 million into a trust for the benefit of PXRE Bermuda.

         Overall, in connection with the foregoing contracts and other in-force reinsurance contracts, ceded earned reinsurance premiums were $5.6 million to Select Re during the six months ended June 30, 2004 and net assets of $61.6 million were due to us in the aggregate from Select Re, all of which were fully secured by way of reinsurance trusts. In addition to the collateralization requirements, we have various additional protections to ensure Select Re's performance of its obligations to us. In this regard, pursuant to the Select Re Quota Share Agreement, among other rights, we have the right to designate one member of Select Re's board of directors and we have the right to limit the amount of non-PXRE reinsurance business assumed by Select Re. In the event we do not designate a member to Select Re's board (which as of August 5, 2004 we have not), we have the right to send an observer to the Select Re board meetings.

         Mr. William Michaelcheck is a member of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and a major shareholder of Mariner Investment Group, Inc. ("Mariner"), which acts as the investment manager for our hedge fund and alternative investment portfolio. During the six months ended June 30, 2004 and 2003, we incurred investment management fees of $0.6 million and $0.4 million, respectively, relating to services provided by Mariner.

         The Company's Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board of Directors requires the prior approval of the Company's Chief Financial Officer for any transaction entered into with Select Re.

UPDATE ON CRITICAL ACCOUNTING POLICY DISCLOSURES

         The Company's Annual Report on Form 10-K for the year ended December 31, 2003 contains a discussion concerning critical accounting policy disclosures (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policy Disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2003 audited Consolidated Financial Statements and notes. Several of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments. This included disclosure concerning our estimation of losses and loss expenses.

Estimation of Loss and Loss Expenses

         As a property catastrophe reinsurer, incurred losses are inherently more volatile than for reinsurers of risks that have an established historical pattern of losses. In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires requires us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data. Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders' equity.

         In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the year, as happened in 1999. As an event matures, we rely more and more on our own development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on industry estimates, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at June 30, 2004 for this event was $67.6 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate increased by 116%.

         In reserving for non-catastrophe losses for recent periods, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes on an individual contract basis. We consider historical loss ratios for each line of business and utilize information provided by our clients and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. As experience emerges, we will revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

         Excluding the extraordinary development of 1999 French storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of shareholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

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

         During the second quarter of 2004, we experienced net adverse loss development of $1.7 million for prior-year loss and loss expenses, primarily due to $2.6 million of unfavorable development on a 1999 catastrophe event after a cedent lost a court case contesting a claim. The loss ratio for the comparable period of 2003 was affected by net adverse development of $17.9 million for prior-year loss and loss expenses mainly due to $6.4 million of adverse development on our exited direct casualty reinsurance operations and $6.5 million of adverse development from aerospace claims.

         PXRE's loss reserve estimation process takes into consideration the facts and circumstances related to reported losses; however, for immature accident years, reported casualty losses are relatively insignificant when compared to ultimate losses. As such, it is difficult to determine how facts and circumstances related to early-notified claims will impact future reported losses. When reported losses grow to a magnitude at which they suggest a trend, PXRE can, and does, re-estimate loss reserves.

         Loss and loss expense liabilities as estimated by PXRE's actuaries and recorded by management in the statement of financial position as of June 30, 2004 were as follows:


($000'S)                                         GROSS              NET
                                              ----------        ----------
Catastrophe and Risk Excess                   $  193,838        $  104,858
Exited Lines                                     234,631           191,408
                                              ----------        ----------
Total                                         $  428,469        $  296,266
                                              ==========        ==========

         On an overall basis, the low and high ends of a range of reasonable net loss reserves are $32.1 million below and $35.9 million above the $296.3 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000'S)                                  LOW END         NET       HIGH END
                                         ---------    ----------   ----------
Catastrophe and Risk Excess              $  89,374    $  104,858   $  122,020
Exited Lines                               166,955       191,408      218,812

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have reviewed our exposure to market risks at June 30, 2004 and the changes in exposure since December 31, 2003. The principal market risks which we are exposed to, continue to be interest rate and credit risk.

         The composition of our fixed maturity portfolio did not change materially during the second quarter of 2004. There were no material changes in our exposure to market risks or our risk management strategy during the second quarter of 2004.

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

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to vigorously prosecute its suit. As of June 30, 2004, we have recorded $34.9 million of loss reserves related to the agreement. If our lawsuit is unsuccessful, we could potentially incur additional losses under the agreement of up to $9.9 million on an after-tax basis.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the quarter ended June 30, 2004, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

         (a) Securities sold. On June 30, 2004, the Company issued 351.268 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 351.268 Convertible Voting Preferred Shares issued were allocated among Series as follows:

             i. 175.63 shares of Series A convertible voting preferred shares, allocated to two sub-series of shares, 117.09 shares allocated to sub-series Al and 58.54 shares allocated to sub-series A2;

             ii. 117.09 shares of Series B convertible voting preferred shares, allocated to two sub-series of shares, 78.06 shares allocated to Series B1 and 39.03 shares allocated to Series B2; and

              iii. 58.54 shares of Series C convertible voting preferred shares, allocated to two sub-series of shares, 39.03 shares allocated to Series Cl and 19.51 shares allocated to Series C2.

         (b) Underwriters and other purchasers. No underwriter participated. The additional Convertible Voting Preferred Shares were issued to the holders of record on June 15, 2004 of the outstanding convertible voting preferred shares.

         (c) Consideration. The convertible voting preferred shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3.5 million to the holders of the outstanding convertible voting preferred shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual General Meeting of Shareholders held on May 5, 2004, the Company's shareholders approved the following:

         (i) The election of three Class III directors to serve until the 2007 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

              NOMINEE                      VOTES FOR        VOTES WITHHELD
                                           ---------        --------------
              F. Sedgwick Browne           10,481,810           414,804
              Gerald L. Radke              10,566,010           330,604


         (ii) The appointment of KPMG as PXRE's independent auditors for the fiscal year ending December 31, 2004, and referral to the Board of the determination of their remuneration by the vote of 22,148,461 votes for, 258,907 votes against, 2,867 votes abstaining;

         (iii) The adoption of the PXRE 2004 Incentive Bonus Plan by a vote of 18,315,370 votes in favor to 1,092,541 votes against and 363,891 votes abstaining.

         (iv) The adoption of various amendments to the PXRE Director Stock Plan by the shareholders by a vote of 20,887,313 votes in favor to 1,166,773 votes against and 356,149 votes abstaining.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. EXHIBITS

         A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

b. CURRENT REPORTS ON FORM 8-K

         Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2004; Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer; and Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower.


                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION
10.1              Letter of Credit Facility Agreement, dated June 25, 2004,
                  between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank
                  PLC, as Issuer (Exhibit 10.1 to PXRE Group Ltd.'s 8-K filed
                  June 25, 2004).
10.2              Security Agreement, dated June 25, 2004, between Barclays Bank
                  PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower
                  (Exhibit 10.2 to PXRE Group Ltd.'s 8-K filed June 25, 2004).
10.3              Deed of Trust for The Patriot 2004 Trust, dated June 30, 2004, between Select Reinsurance Ltd. and PXRE Reinsurance Ltd.*
31.1              Certification by the Chief Executive Officer Relating to a
                  Periodic Report Containing Financial Statements pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003.*
31.2              Certification by the Chief Financial Officer Relating to a
                  Periodic Report Containing Financial Statements Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003.*
32.1              Certification of Periodic Report Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2003.*

* Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PXRE GROUP LTD.

August 5, 2004                               By:  /s/ John M. Modin
                                                  ------------------------
                                             John M. Modin
                                             Executive Vice President
                                             and Chief Financial Officer