Form 10-Q
period 2004-09-30
PXRE GROUP LTD
filed 2004-11-05
CIK 1091748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                      (441) 296-5858
                   (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                    ----    ----

         As of November 3, 2004 14,429,885 common shares, $1.00 par value per share, of the Registrant were outstanding.

================================================================================

                                 PXRE GROUP LTD.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2004
           and December 31, 2003..............................................3

         Consolidated Statements of Operations and Comprehensive
           Operations for the three and nine
           months ended September 30, 2004 and 2003...........................4

         Consolidated Statements of Shareholders' Equity
           for the three and nine months ended
           September 30, 2004 and 2003........................................5

         Consolidated Statements of Cash Flows for the three
           and nine months ended September 30, 2004 and 2003..................6

         Notes to Consolidated Financial Statements...........................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........42

ITEM 4.  CONTROLS AND PROCEDURES.............................................42

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................42

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................43

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................44

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................44

ITEM 5.  OTHER INFORMATION...................................................44

ITEM 6.  EXHIBITS............................................................44


PXRE                       CONSOLIDATED BALANCE SHEETS
GROUP LTD.                 (Dollars in thousands, except par value per share)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                                        2004              2003
                                                                                                        ----              ----
                                                                                                     (Unaudited)

ASSETS           Investments:
                    Fixed maturities:
                      Available-for-sale (amortized cost $668,807 and $613,833, respectively)        $   668,701      $   617,658
                      Trading (cost $13,725 and $20,370, respectively)                                    14,160           21,451
                    Short-term investments                                                               252,893          175,771
                    Hedge funds (cost $91,056 and $87,691, respectively)                                 129,601          121,466
                    Other invested assets (cost $5,837 and $9,365, respectively)                           6,931           10,173
                                                                                                     -----------      -----------
                       Total investments                                                               1,072,286          946,519
                 Cash                                                                                     21,044           65,808
                 Accrued investment income                                                                 6,911            5,490
                 Premiums receivable, net                                                                 90,088           79,501
                 Other receivables                                                                        45,937           30,695
                 Reinsurance recoverable on paid losses                                                   16,175           15,494
                 Reinsurance recoverable on unpaid losses                                                 62,606          146,924
                 Ceded unearned premiums                                                                   7,001           10,454
                 Deferred acquisition costs                                                                4,362            2,495
                 Income tax recoverable                                                                   30,221           14,133
                 Other assets                                                                             69,860           42,134
                                                                                                     -----------      -----------
                       Total assets                                                                  $ 1,426,491      $ 1,359,647
                                                                                                     ===========      ===========

LIABILITIES      Losses and loss expenses                                                            $   517,501      $   450,635
                 Unearned premiums                                                                        42,994           21,566
                 Subordinated debt                                                                       167,073                -
                 Reinsurance balances payable                                                             26,800           53,373
                 Deposit liabilities                                                                      75,138           80,583
                 Other liabilities                                                                        27,739           32,133
                                                                                                     -----------      -----------
                       Total liabilities                                                                 857,245          638,290
                                                                                                     -----------      -----------

                 Minority interest in consolidated subsidiaries:
                     Company-obligated mandatorily redeemable capital trust
                      pass-through securities of subsidiary trusts holding solely a
                      company-guaranteed related subordinated debt                                             -          156,841
                                                                                                     -----------      -----------

SHAREHOLDERS'    Serial convertible preferred shares, $1.00 par value, $10,000 stated
EQUITY                value -- 10 million shares authorized, 0.02 million shares
                      issued and outstanding                                                             182,730          172,190
                 Common shares, $1.00 par value -- 50 million shares
                      authorized, 14.4 million and 13.3 million shares issued
                      and outstanding, respectively                                                       14,426           13,277
                 Additional paid-in capital                                                              215,334          192,078
                 Accumulated other comprehensive (loss) income net of deferred income
                    tax (benefit) expense of $(98) and $1,242, respectively                               (1,117)           1,692
                 Retained earnings                                                                       165,673          188,670
                 Restricted shares at cost (0.4 million and 0.3 million shares, respectively)             (7,800)          (3,391)
                                                                                                     -----------      -----------
                       Total shareholders' equity                                                        569,246          564,516
                                                                                                     -----------      -----------
                       Total liabilities and shareholders' equity                                    $ 1,426,491      $ 1,359,647
                                                                                                     ===========      ===========



        The accompanying notes are an integral part of these statements.

PXRE                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
GROUP LTD.                 (Dollars in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              2004            2003            2004        2003
                                                                              ----            ----            ----        ----
                                                                                               (Unaudited)
REVENUES         Net premiums earned                                       $  89,799       $ 69,082        $ 228,316     $ 237,870
                 Net investment income                                         5,157          5,994           16,941        20,026
                 Net realized investment (losses) gains                          (40)           502               11           611
                 Fee income                                                      695          1,148            1,556         3,533
                                                                           ---------       --------        ---------     ---------
                                                                              95,611         76,726          246,824       262,040
                                                                           ---------       --------        ---------     ---------
LOSSES AND       Losses and loss expenses incurred                           156,335         35,245          192,551       112,500
EXPENSES         Commissions and brokerage                                     8,900          3,218           28,286        37,863
                 Operating expenses                                            8,272          9,788           30,760        29,451
                 Foreign exchange (gains) losses                                (382)           927              (22)          676
                 Interest expense                                              3,817              -           10,947         2,504
                 Minority interest in consolidated subsidiaries                    -          2,817                -         7,350
                                                                           ---------       --------        ---------     ---------
                                                                             176,942         51,995          262,522       190,344
                                                                           ---------       --------        ---------     ---------
                 (Loss) income before income taxes, cumulative
                   effect of accounting change and convertible
                   preferred share dividends                                 (81,331)        24,731          (15,698)       71,696
                 Income tax (benefit) provision                               (8,157)         1,007           (6,844)        2,887
                                                                           ---------       --------        ---------     ---------
                 (Loss) income before cumulative effect of
                   accounting change and convertible preferred
                   share dividends                                           (73,174)        23,724           (8,854)       68,809
                 Cumulative effect of accounting change, net of
                   $0.2 million tax expense                                        -              -           (1,053)            -
                                                                           ---------       --------        ---------     ---------
                 Net (loss) income before convertible preferred
                   share dividends                                         $ (73,174)      $ 23,724        $  (9,907)    $  68,809
                                                                           ---------       --------        ---------     ---------
                 Convertible preferred share dividends                         3,583          3,310           10,540         9,737
                                                                           ---------       --------        ---------     ---------
                 Net (loss) income available to common
                   shareholders                                            $ (76,757)      $ 20,414        $ (20,447)    $  59,072
                                                                           =========       ========        =========     =========
COMPREHENSIVE    Net (loss) income before convertible preferred
INCOME, NET        share dividends                                         $ (73,174)      $ 23,724        $  (9,907)    $  68,809
OF TAX           Net unrealized appreciation (depreciation) on
                   investments                                                 6,556         (4,008)          (2,809)       (2,262)
                 Net unrealized appreciation on cash flow hedge                    -              -                -           946
                                                                           ---------       --------        ---------     ---------
                 Comprehensive (loss) income                               $ (66,618)      $ 19,716        $ (12,716)    $  67,493
                                                                           =========       ========        =========     =========
PER SHARE        Basic:
                      (Loss) income before cumulative effect of
                        accounting change and convertible
                        preferred share dividends                          $   (5.22)      $   1.99        $   (0.64)    $    5.77
                      Cumulative effect of accounting change                       -              -            (0.08)            -
                      Convertible preferred share dividends                    (0.26)         (0.28)           (0.77)        (0.82)
                                                                           ---------       --------        ---------     ---------
                      Net (loss) income available to common
                        shareholders                                       $   (5.48)      $   1.71        $   (1.49)    $    4.95
                                                                           =========       ========        =========     =========
                      Average shares outstanding (000's)                      13,995         11,925           13,753        11,931
                                                                           =========       ========        =========     =========
                 Diluted:
                      (Loss) income before cumulative effect of
                        accounting change                                  $   (5.48)      $   1.01        $   (1.41)    $    2.97
                      Cumulative effect of accounting change                       -              -            (0.08)            -
                                                                           ---------       --------        ---------     ---------
                      Net (loss) income                                    $   (5.48)      $   1.01        $   (1.49)    $    2.97
                                                                           =========       ========        =========     =========
                      Average shares outstanding (000's)                      13,995         23,583           13,753        23,201
                                                                           =========       ========        =========     =========

        The accompanying notes are an integral part of these statements.

PXRE                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
GROUP LTD.                 (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              2004            2003            2004        2003
                                                                              ----            ----            ----        ----
                                                                                               (Unaudited)

CONVERTIBLE        Balance at beginning of period                          $ 179,147       $ 165,504       $ 172,190     $ 159,077
PREFERRED SHARES   Dividends to convertible preferred shareholders             3,583           3,310          10,540         9,737
                                                                           ---------       ---------       ---------     ---------
                       Balance at end of period                            $ 182,730       $ 168,814       $ 182,730     $ 168,814
                                                                           =========       =========       =========     =========

COMMON SHARES      Balance at beginning of period                          $  14,384       $  12,169       $  13,277     $  12,030
                   Issuance of shares, net                                        42               8           1,149           147
                                                                           ---------       ---------       ---------     ---------
                       Balance at end of period                            $  14,426       $  12,177       $  14,426     $  12,177
                                                                           =========       =========       =========     =========

ADDITIONAL         Balance at beginning of period                          $ 214,703       $ 172,096       $ 192,078     $ 168,866
PAID-IN CAPITAL    Issuance of shares                                            615             118          21,832         3,259
                   Other                                                          16               -           1,424            89
                                                                           ---------       ---------       ---------     ---------
                       Balance at end of period                            $ 215,334       $ 172,214       $ 215,334     $ 172,214
                                                                           =========       =========       =========     =========

ACCUMULATED        Balance at beginning of period                          $  (7,673)      $   9,834       $   1,692     $   7,142
OTHER              Change in unrealized gains                                  6,556          (4,008)         (2,809)       (2,262)
COMPREHENSIVE      Change in cash flow hedge                                       -               -               -           946
INCOME                                                                     ---------       ---------       ---------     ---------
                       Balance at end of period                            $  (1,117)      $   5,826       $  (1,117)    $   5,826
                                                                           =========       =========       =========     =========

RETAINED           Balance at beginning of period                          $ 243,297       $ 145,256       $ 188,670     $ 108,062
EARNINGS           Net (loss) income before convertible
                     preferred share dividends                               (73,174)         23,724          (9,907)       68,809
                   Dividends to convertible preferred shareholders            (3,583)         (3,310)        (10,540)       (9,737)
                   Dividends to common shareholders                             (867)           (731)         (2,550)       (2,195)
                                                                           ---------       ---------       ---------     ---------
                       Balance at end of period                            $ 165,673       $ 164,939       $ 165,673     $ 164,939
                                                                           =========       =========       =========     =========

RESTRICTED         Balance at beginning of period                          $  (8,654)      $  (4,328)      $  (3,391)    $  (1,713)
SHARES             Issuance of restricted shares                                   -              26          (7,336)       (4,582)
                   Amortization of restricted shares                             854             464           2,927         2,457
                                                                           ---------       ---------       ---------     ---------
                       Balance at end of period                            $  (7,800)      $  (3,838)      $  (7,800)    $  (3,838)
                                                                           =========       =========       =========     =========

TOTAL              Balance at beginning of period                          $ 635,204       $ 500,531       $ 564,516     $ 453,464
SHAREHOLDERS'      Issuance of shares                                            657             126          22,981         3,406
EQUITY             Restricted shares, net                                        854             490          (4,409)       (2,125)
                   Unrealized appreciation (depreciation) on
                     investments, net of deferred income tax                   6,556          (4,008)         (2,809)       (2,262)
                   Unrealized appreciation on cash flow hedge,
                     net of deferred income tax                                    -               -               -           946
                   Net (loss) income before convertible preferred
                     share dividends                                         (73,174)         23,724          (9,907)       68,809
                   Dividends to common shareholders                             (867)           (731)         (2,550)       (2,195)
                   Other                                                          16               -           1,424            89
                                                                           ---------       ---------       ---------     ---------
                       Balance at end of period                            $ 569,246       $ 520,132       $ 569,246     $ 520,132
                                                                           =========       =========       =========     =========


        The accompanying notes are an integral part of these statements.

PXRE                       CONSOLIDATED STATEMENTS OF CASH FLOWS
GROUP LTD.                 (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              2004            2003            2004        2003
                                                                              ----            ----            ----        ----
                                                                                               (Unaudited)
CASH FLOW        Premiums collected, net of reinsurance                    $  73,662       $ 58,581       $ 216,037      $ 209,775
FROM OPERATING   Loss and loss adjustment expenses paid, net of
ACTIVITIES         reinsurance                                               (27,310)       (25,453)        (65,103)       (59,172)
                 Commission and brokerage paid, net of fee income             (9,972)        (1,262)        (27,543)       (19,403)
                 Operating expenses paid                                      (8,951)        (9,599)        (30,644)       (24,839)
                 Net investment income received                                3,516          4,757          12,798          9,941
                 Interest paid                                                (5,978)        (5,381)        (13,346)       (10,175)
                 Income taxes paid                                              (132)        (1,170)         (6,093)       (12,793)
                 Trading portfolio purchased                                       -              -               -         (5,688)
                 Trading portfolio disposed                                    6,965              -           6,965          8,496
                 Deposit (paid) received                                       2,373          6,450          (5,445)        40,668
                 Other                                                          (571)       (15,257)        (15,269)       (17,734)
                                                                           ---------       --------        ---------     ---------
                       Net cash provided by operating activities              33,602         11,666          72,357        119,076
                                                                           ---------       --------        ---------     ---------

CASH FLOW        Fixed maturities available for sale purchased              (133,889)      (176,403)       (350,946)      (330,862)
FROM INVESTING   Fixed maturities available for sale disposed
ACTIVITIES         or matured                                                 58,133        149,005         296,853        213,581
                 Hedge funds purchased                                        (8,123)        (5,000)        (13,123)       (12,000)
                 Hedge funds disposed                                          4,127          3,095          10,160         19,936
                 Other invested assets purchased                                   -            (12)              -           (133)
                 Other invested assets disposed                                1,425            530           4,083          1,568
                 Net change in short-term investments                         44,199        (88,880)        (77,122)       (99,328)
                 Payable for securities                                           48         45,548              30         82,919
                                                                           ---------       --------        ---------     ---------
                       Net cash used by investing activities                 (34,080)       (72,117)       (130,065)      (124,319)
                                                                           ---------       --------        ---------     ---------

CASH FLOW        Proceeds from issuance of common shares                         690            129          16,432            671
FROM FINANCING   Cash dividends paid to common shareholders                     (866)          (731)         (2,550)        (2,195)
ACTIVITIES       Proceeds from issuance of minority interest in
                   consolidated subsidiaries                                       -              -               -         32,500
                 Repayment of debt                                                 -              -               -        (30,000)
                 Cost of shares repurchased                                      (32)            24            (938)        (1,848)
                                                                           ---------       --------        ---------     ---------
                        Net cash (used) provided by financing
                          activities                                            (208)          (578)         12,944           (872)
                                                                           ---------       --------        ---------     ---------
                 Net change in cash                                             (686)       (61,029)        (44,764)        (6,115)
                 Cash, beginning of period                                    21,730        101,544          65,808         46,630
                                                                           ---------       --------        ---------     ---------
                 Cash, end of period                                       $  21,044       $ 40,515        $ 21,044       $ 40,515
                                                                           =========       ========        =========     =========
                 RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
                   PROVIDED BY OPERATING ACTIVITIES:
                 Net (loss) income before convertible preferred
                   share dividends                                         $ (73,174)      $ 23,724        $ (9,907)      $ 68,809
                 Adjustments to reconcile net (loss) income to
                   net cash provided by operating activities:
                     Losses and loss expenses                                 89,032         (5,687)         66,866        (10,518)
                     Unearned premiums                                        22,836            960          24,880        (16,439)
                     Deferred acquisition costs                               (2,170)         1,646          (1,867)        14,940
                     Receivables                                             (22,870)       (19,197)        (25,827)        (9,636)
                     Reinsurance balances payable                            (15,884)        (6,500)        (26,573)       (21,088)
                     Reinsurance recoverable                                  63,050         15,480          83,638         63,847
                     Income taxes                                             (8,286)          (259)        (12,933)       (10,001)
                     Equity in earnings of limited partnerships               (1,328)        (1,892)         (6,013)        (9,741)
                     Trading portfolio purchased                                   -              -               -         (5,688)
                     Trading portfolio disposed                                6,965              -           6,965          8,496
                     Deposit liability                                         2,373          6,450          (5,445)        40,668
                     Receivable on commutation                               (23,054)             -         (23,054)             -
                     Other                                                    (3,888)        (3,059)          1,627          5,427
                                                                           ---------       --------        ---------     ---------
                       Net cash provided by operating activities           $  33,602       $ 11,666        $ 72,357      $ 119,076
                                                                           =========       ========        =========     =========

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

         The interim consolidated financial statements are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2003 consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates and the seasonal nature of the reinsurance business necessitate caution in drawing specific conclusions from interim results.

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


         Certain reclassifications have been made for 2003 to conform to the 2004 presentation.

     Share-Based Compensation

         At September 30, 2004, PXRE has share option plans which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No share-based compensation cost related to the options granted under the plans is reflected in net income, as the options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to share-based employee compensation:


                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
($000'S, EXCEPT PER SHARE DATA)                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Net (loss) income before convertible
 preferred share dividends:
   As reported                                           $  (73,174)   $   23,724    $   (9,907)   $   68,809
   Deduct:
     Total share-based compensation expense determined
     under fair value based method for all awards, net
     of related tax effects                                    (393)         (537)       (1,726)       (2,510)
                                                         ----------    ----------    ----------    ----------
   Pro-forma                                             $  (73,567)   $   23,187    $  (11,633)   $   66,299
                                                         ==========    ==========    ==========    ==========

Basic (loss) income per share:
   As reported                                           $    (5.48)   $     1.71    $    (1.49)   $     4.95
   Pro-forma                                             $    (5.51)   $     1.67    $    (1.61)   $     4.74
Diluted (loss) income per share:
   As reported                                           $    (5.48)   $     1.01    $    (1.49)   $     2.97
   Pro-forma                                             $    (5.51)   $     0.98    $    (1.61)   $     2.86

     Debt and Equity Classification

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE's Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004. Accordingly, as of March 31, 2004, PXRE's mandatorily redeemable capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled "Subordinated debt." In PXRE's Consolidated Statements of Operations and Comprehensive Operations for the three and nine months ended September 30, 2004, the interest expense related to these securities was included with "Interest expense," whereas for the three and nine months ended September 30, 2003 it was included with "Minority interest in consolidated subsidiaries" as SFAS 150 did not permit these changes to be made retroactively.

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

     Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all "Variable Interest Entities" ("VIEs") by the "primary beneficiary," as these terms are defined in FIN 46, and on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of VIE's", which required PXRE to implement FIN 46 during the quarter ended March 31, 2004. The adoption of this statement resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE's trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption "Subordinated debt" on PXRE's September 30, 2004 Consolidated Balance Sheet, while PXRE's investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption "Other assets" with a corresponding increase in liabilities under the caption "Subordinated debt." FIN 46 did not permit these changes to be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE's trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE's Consolidated Statement of Operations and Comprehensive Operations during 2004. These repurchased securities are reflected in PXRE's September 30, 2004 Consolidated Balance Sheet under the caption "Fixed
Maturities: Available-for-sale."

     Consolidated Statement of Changes in Cash Flow

         In the first quarter of 2004, the Company changed the presentation of its Consolidated Statement of Changes in Cash Flow to the direct cash flow method, replacing the indirect cash flow method as previously presented. Amounts presented for the three and nine months ended September 30, 2003 were reclassified to be consistent with the new presentation.

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

3. UNDERWRITING

         Premiums written and earned for the three and nine months ended September 30, 2004 and 2003 are as follows:


                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                              SEPTEMBER 30,                          SEPTEMBER 30,
                         ----------------------                 ----------------------
                                                   % INCREASE                            % INCREASE
($000'S)                    2004        2003       (DECREASE)      2004        2003      (DECREASE)
                         ---------    ---------    ---------    ---------    ---------   ---------

Premiums written
Gross premiums written   $ 125,529    $  95,275                 $ 285,847    $ 274,123
Ceded premiums written     (12,938)     (25,233)                  (32,320)     (52,692)
                         ---------    ---------                 ---------    ---------
Net premiums written     $ 112,591    $  70,042           61    $ 253,527    $ 221,431          14
                         =========    =========                 =========    =========

Premiums earned
Gross premiums earned    $ 101,623    $  83,053                 $ 263,856    $ 282,210
Ceded premiums earned      (11,824)     (13,971)                  (35,540)     (44,340)
                         ---------    ---------                 ---------    ---------
Net premiums earned      $  89,799    $  69,082           30    $ 228,316    $ 237,870          (4)
                         =========    =========                 =========    =========


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

4. INVESTMENTS

         The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of September 30, 2004:

                                                               ONE YEAR OR LESS       OVER ONE YEAR
                                                             --------------------   ---------------------
                                                                        UNREALIZED              UNREALIZED
($000'S)                                                     FAIR VALUE    LOSS     FAIR VALUE     LOSS
                                                             ----------  --------   ----------   --------
United States government securities                           $ 52,181   $    (35)   $     --   $     --
United States government sponsored agency debentures            56,615       (484)         --         --
United States government sponsored agency
  mortgage-backed securities                                    46,881        (94)      6,771       (165)
Other mortgage and asset-backed securities                      97,224     (1,487)      5,025       (198)
Obligations of states and political subdivisions                   756         (1)         --         --
Corporate securities                                           137,112     (2,114)     17,528       (420)
                                                              --------   --------    --------   --------
      Total temporarily impaired securities                   $390,769   $ (4,215)   $ 29,324   $   (783)
                                                              ========   ========    ========   ========

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


5. EARNINGS PER SHARE

         The table below presents the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------------    --------------------
($000'S, EXCEPT PER SHARE DATA)                            2004        2003        2004        2003
                                                         --------    --------    --------    --------
Net (loss) income available to common shareholders:
  (Loss) income before cumulative effect of
     accounting change and convertible preferred
     share dividends                                     $(73,174)   $ 23,724    $ (8,854)   $ 68,809
   Cumulative effect of accounting change, net of tax          --          --      (1,053)         --
                                                         --------    --------    --------    --------
   Net (loss) income before convertible preferred
     share dividends                                      (73,174)     23,724      (9,907)     68,809
   Convertible preferred share dividends                   (3,583)     (3,310)    (10,540)     (9,737)
                                                         --------    --------    --------    --------
   Net (loss) income available to common shareholders    $(76,757)   $ 20,414    $(20,447)   $ 59,072
                                                         ========    ========    ========    ========


Weighted average common shares outstanding:
   Weighted average common shares outstanding
   (basic)                                                 13,995      11,925      13,753      11,931
   Equivalent shares of underlying options                    284         162         398         239
   Equivalent number of restricted shares                     144          76         144         113
   Equivalent number of convertible preferred shares       13,116      11,420      12,670      10,918
                                                         --------    --------    --------    --------
   Weighted average common equivalent shares (diluted)     27,539      23,583      26,965      23,201
                                                         ========    ========    ========    ========
   Weighted average common equivalent shares when
     anti-dilutive                                         13,995          --      13,753          --
                                                         ========    ========    ========    ========

Per share amounts:
   Basic:
   (Loss) income before cumulative effect
     of accounting change and convertible
     preferred share dividends                           $  (5.22)   $   1.99    $  (0.64)   $   5.77
   Cumulative effect of accounting change                      --          --       (0.08)         --
   Convertible preferred share dividends                    (0.26)      (0.28)      (0.77)      (0.82)
                                                         --------    --------    --------    --------
   Net (loss) income available to common shareholders    $  (5.48)   $   1.71    $  (1.49)   $   4.95
                                                         ========    ========    ========    ========

   Diluted:
   Net (loss) income before cumulative effect of
     accounting change                                   $  (5.48)   $   1.01    $  (1.41)   $   2.97
   Cumulative effect of accounting change                      --          --       (0.08)         --
                                                         --------    --------    --------    --------
   Net (loss) income                                     $  (5.48)   $   1.01    $  (1.49)   $   2.97
                                                         ========    ========    ========    ========

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

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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

         On April 4, 2002, the Company issued $150.0 million of additional capital comprised of 15,000 convertible voting preferred shares in a private placement not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred share investment occurred pursuant to a share purchase agreement, dated as of December 10, 2001, between the Company and certain investors. On February 12, 2002, the shareholders approved the sale and issuance of three series of convertible preferred shares pursuant to the share purchase agreement, including 7,500 Series A convertible preferred shares, 5,000 Series B convertible preferred shares, and 2,500 Series C convertible preferred shares. Proceeds of the offering of the convertible preferred shares, net of offering expenses of $9.1 million, amounted to $140.9 million. As of September 30, 2004, 18,273 convertible preferred shares were issued and outstanding.

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

         Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development on losses incurred prior to September 30, 2001 in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of September 30, 2004, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $32.9 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $13.48 as of September 30, 2004. Two-thirds of the convertible preferred shares mandatorily convert by April 4, 2005, and the balance by April 4, 2008. Convertible preferred shares vote on a fully converted basis on all matters brought before the shareholders other than the election of directors.

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

8.       SEGMENT INFORMATION

         PXRE operates in two reportable property and casualty segments - (i) catastrophe and risk excess and (ii) exited lines - based on PXRE's approach to managing the business. Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business. Businesses that were not renewed in 2002 are reported as exited lines. Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing "other lines" segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment. In addition, PXRE is reporting its previously existing "finite business" segment with its exited lines segment to reflect its decision during the second quarter to run-off the in-force finite business and not enter into any new finite transactions subsequent to March 31, 2004. PXRE's segments for 2003 were restated to be comparable to the two 2004 segments discussed above. As a result of the above, the exited lines segment now includes business previously written and classified by the Company as direct casualty, Lloyd's of London ("Lloyd's"), international casualty and finite. In addition, PXRE operates in two geographic segments - North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

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

         The following tables summarize the net premiums written, net premiums earned and underwriting income (loss) by PXRE's business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


NET PREMIUMS WRITTEN


                                          THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
 ($000'S, EXCEPT PERCENTAGES)          2004                      2003                  2004                   2003
                              ----------------------    ---------------------   ---------------------   --------------------
                                AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT    PERCENT
                              ---------    ---------    ---------   ---------   ---------   ---------   ---------  ---------
Catastrophe and Risk Excess
   North American             $  28,771                 $  20,762               $  67,532               $  56,151
   International                 94,655                    70,700                 208,495                 189,713
   Excess of Loss Cessions      (10,360)                  (18,192)                (25,638)                (30,186)
                              ---------                 ---------               ---------               ---------
                                113,066          100%      73,270         105%    250,389          99%    215,678         97%
                              ---------                 ---------               ---------               ---------

Exited Lines
   North American                  (350)                   (2,023)                  3,201                   4,288
   International                   (125)                   (1,205)                    (63)                  1,465
                              ---------                 ---------               ---------               ---------
                                   (475)          --       (3,228)         (5)      3,138           1       5,753          3
                              ---------    ---------    ---------   ---------   ---------   ---------   ---------  ---------
Total                         $ 112,591          100%   $  70,042         100%  $ 253,527         100%  $ 221,431        100%
                              =========    =========    =========   =========   =========   =========   =========  =========

NET PREMIUMS EARNED

                                          THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
($000'S, EXCEPT PERCENTAGES)          2004                      2003                    2004                    2003
                              ----------------------    ---------------------   ---------------------   --------------------
                               AMOUNT       PERCENT      AMOUNT      PERCENT     AMOUNT       PERCENT     AMOUNT    PERCENT
                              ---------    ---------    ---------   ---------   ---------   ---------   ---------  ---------
Catastrophe and Risk Excess
   North American             $  24,517                 $  17,785               $  64,257               $  53,978
   International                 75,139                    55,382                 186,257                 164,830
   Excess of Loss Cessions       (9,741)                   (8,489)                (28,218)                (23,810)
                              ---------                 ---------               ---------               ---------
                                 89,915          100%      64,678          94%    222,296          97%    194,998         82%
                              ---------                 ---------               ---------               ---------

Exited Lines
   North American                    15                     5,609                   6,087                  41,353
   International                   (131)                   (1,205)                    (67)                  1,519
                              ---------                 ---------               ---------               ---------
                                   (116)          --        4,404           6       6,020           3      42,872         18
                              ---------    ---------    ---------   ---------   ---------   ---------   ---------  ---------
Total                         $  89,799          100%   $  69,082         100%  $ 228,316         100%  $ 237,870        100%
                              =========    =========    =========   =========   =========   =========   =========  =========


PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


         Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage, net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, operating expenses or foreign exchange gains or losses.

UNDERWRITING INCOME (LOSS)

                                   THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
($000'S, EXCEPT PERCENTAGES)         2004                     2003                2004                    2003
                             ---------------------  ---------------------  --------------------  ----------------------
                               AMOUNT       PERCENT   AMOUNT      PERCENT   AMOUNT      PERCENT   AMOUNT        PERCENT
                             ---------     -------  ---------     -------  ---------    -------  ---------      -------
Catastrophe and Risk Excess
   North American            $ (11,405)              $  15,332             $  19,589             $  32,987
   International               (37,419)                 39,233                35,984               115,352
   Excess of Loss Cessions      (6,259)                 (7,686)              (25,391)              (26,403)
                             ---------               ---------             ---------             ---------
                               (55,083)      74%        46,879      148%      30,182      334%     121,936       134%
                             ---------               ---------             ---------             ---------

Exited Lines
   North American              (19,694)                (12,507)              (25,995)              (25,846)
   International                    36                  (2,605)                4,848                (5,028)
                             ---------               ---------             ---------             ---------
                               (19,658)      26        (15,112)     (48)     (21,147)    (234)     (30,874)      (34)
                             ---------      ---      ---------      ---    ---------      ---    ---------       ---
Total                        $ (74,741)     100%     $  31,767      100%   $   9,035      100%   $  91,062       100%
                             =========      ===      =========      ===    =========      ===    =========       ===

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

         The following table reconciles the net underwriting income (loss) for the operating segments to income (loss) before income taxes and cumulative effect of accounting change as reported in the Consolidated Statements of Operations and Comprehensive Operations.

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------     ---------------------
       ($000'S)
                                                  2004          2003         2004         2003
                                                 --------     --------     --------     --------
Net underwriting (loss) income                   $(74,741)    $ 31,767     $  9,035     $ 91,062
Net investment income                               5,157        5,994       16,941       20,026
Net realized investment (losses) gains                (40)         502           11          611
Other operating expenses                           (8,272)      (9,788)     (30,760)     (29,451)
Foreign exchange gains (losses)                       382         (927)          22         (676)
Interest expense                                   (3,817)          --      (10,947)      (2,504)
Minority interest in consolidated
   subsidiaries                                        --       (2,817)          --       (7,350)
Other                                                  --           --           --          (22)
                                                 --------     --------     --------     --------
(Loss) income before income taxes, cumulative
  effect of accounting change and convertible
  preferred share dividends                      $(81,331)    $ 24,731     $(15,698)    $ 71,696
                                                 ========     ========     ========     ========

9.       SUBORDINATED DEBT

         Trust preferred securities were classified as minority interest in consolidated subsidiaries prior to 2004. Trust preferred securities are mandatorily redeemable subordinated debt securities issued to separate special purpose trusts holding solely those securities. As discussed in Note 2, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, these trusts are no longer consolidated and the securities issued to these trusts by PXRE (rather than the securities issued by the trusts as was done previously) are now classified as liabilities on PXRE's September 30, 2004 Consolidated Balance Sheet. The subordinated debt securities are as follows:

                                                           SEPTEMBER 30,       DECEMBER 31,
($000'S)                                                       2004              2003
                                                             --------            --------
8.85% fixed rate due February 1, 2027                        $102,638            $ 94,341
7.35% fixed/floating rate due May 15, 2033                     18,042              17,500
9.75% fixed rate due May 23, 2033                              15,464              15,000
7.70% fixed/floating rate due October 29, 2033                 20,619              20,000
7.58% fixed/floating rate due September 30, 2033               10,310              10,000
                                                             --------            --------
                                                             $167,073            $156,841
                                                             ========            ========

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

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

         PXRE has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

10.      EMPLOYEE BENEFITS

         The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004.

         The components of net pension expense for these company-sponsored plans are as follows:

($000'S)
                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER  30,         SEPTEMBER 30,
                                           -------------------     -------------------
                                             2004        2003        2004        2003
                                           -------     -------     -------     -------
COMPONENTS OF NET PERIODIC COST:
    Service cost                           $    --     $   245     $   303     $   734
    Interest cost                               93         139         322         416
    Expected return on assets                 (109)       (110)       (321)       (323)
    Amortization of prior service costs         --          50          68         151
    Recognized net actuarial costs              --         (11)         --         (33)
    Settlement                                 723          --         723          --
    Curtailment                                 --         152        (486)        449
                                           -------     -------     -------     -------
Net periodic benefit costs                 $   707     $   465     $   609     $ 1,394
                                           =======     =======     =======     =======


         During the nine months ended September 30, 2004, the Company made no contributions to its pension plans and expects no significant contributions during 2004.

11.      CONTINGENCIES

         In April 2000, PXRE Reinsurance entered into an aggregate excess of loss retrocessional reinsurance agreement (the "XOL Retro Treaty") with Lumbermens Mutual Casualty Company ("LMC"). In the XOL Retro Treaty, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of LMC, which had been divested. Pursuant to this XOL Retro Treaty, PXRE Reinsurance agreed to indemnify LMC for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million. The latest loss reports related to the XOL Retro Treaty provided by LMC forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to PXRE.

PXRE GROUP LTD.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

         In June 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the XOL Retro Treaty. As a result of this audit, management identified problems and believes that LMC defrauded PXRE, breached its duty of utmost good faith, and breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against LMC on July 24, 2003 in a United Stated District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Recently, the court granted partial summary judgment to LMC and dismissed PXRE Reinsurance's fraud claims and breach of the duty of utmost good faith arising out of alleged misconduct by LMC prior to the binding of the XOL Retro Treaty. PXRE Reinsurance disagrees with the court's decision. PXRE Reinsurance is filing a motion for reconsideration based upon recent deposition testimony by the former president of the subject former LMC business unit which had not been considered by the court prior to its decision on LMC's motion. If that motion is unsuccessful, PXRE Reinsurance intends to seek to appeal the order to the United States Court of Appeals for the Seventh Circuit.

         The court did not address PXRE Reinsurance's breach of contract claims and allegations arising out of LMC's post-binding activity and such claims remain pending.

         Unless the court order is reconsidered or overturned on appeal, rescission may no longer be available as a remedy in our suit against LMC. At this stage of the lawsuit, it is difficult to estimate the scope and amount of potential damages relating to PXRE Reinsurance's breach of contract claims. We have therefore recorded additional loss reserves of $14.7 million relating to the XOL Retro Treaty as of September 30, 2004, which is equal to the remaining portion of the $50.0 million aggregate limit of liability under the XOL Retro Treaty. Accordingly, PXRE Reinsurance will have no exposure to additional losses relating to the contract. This results in a negative after tax impact of $9.6 million on earnings in the quarter ended September 30, 2004.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to continue to prosecute its suit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Unless the context otherwise requires, references in this Form 10-Q to the "Company" refer to PXRE Group Ltd., a Bermuda holding company, while "PXRE", "we", "us" and "our" include PXRE Group Ltd. and its subsidiaries, which principally include PXRE Corporation ("PXRE Delaware"), PXRE Reinsurance Company ("PXRE Reinsurance"), PXRE Reinsurance Ltd. ("PXRE Bermuda"), PXRE Reinsurance (Barbados) Ltd. ("PXRE Barbados"), PXRE Solutions Inc. ("PXRE Solutions"), PXRE Solutions, S.A. ("PXRE Europe") and PXRE Limited. References to GAAP refer to accounting principles generally accepted in the United States ("GAAP"). References to SAP refer to statutory accounting principles ("SAP") in either the State of Connecticut, where PXRE Reinsurance is domiciled, or Bermuda, where PXRE Bermuda is domiciled, as applicable.

         The following is a discussion and analysis of PXRE's results of operations for the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003, and also a discussion of our financial condition as of September 30, 2004. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE's Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K"), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

OVERVIEW

         PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for 100% of net premiums written for the three months ended September 30, 2004. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess and pro rata reinsurance products.

         As a result of catastrophe losses during the quarter, namely, hurricanes Charley, Frances, Ivan and Jeanne, we generated a net loss before convertible preferred share dividends of $73.2 million in the quarter ended September 30, 2004 compared to the net income before convertible preferred share dividends of $23.7 million generated in the third quarter of 2003.

         Our ability and willingness to generate significant premium growth are highly dependent upon the premium pricing levels in the reinsurance market. Pricing in our catastrophe and risk excess business was healthy during the third quarter of 2004 following the significant rate increases experienced in 2002 and 2003. During 2004, pricing has been generally flat to up slightly in our North America property catastrophe and world-wide retrocessional businesses. We experienced single-digit rate decreases in our international property catastrophe business.

         In 2005, we believe the occurrence and the resulting losses of the four significant hurricanes as well as typhoons in Japan will drive moderate rate increases in our worldwide retrocessional business, increase or stabilize pricing in our North American property catastrophe business and moderate rate decreases in our international property catastrophe business.

COMPARISON OF THIRD QUARTER RESULTS FOR 2004 WITH 2003

         For the quarter ended September 30, 2004, net loss before convertible preferred share dividends was $73.2 million compared to net income before convertible preferred share dividends of $23.7 million for the comparable period of 2003. Net loss per diluted common share was $5.48 for the third quarter of 2004 compared to net income per diluted common share of $1.01 for the third quarter of 2003, based on diluted average shares outstanding of approximately
14.0 million in the third quarter of 2004 and 23.6 million in the third quarter of 2003. As the Company incurred a loss from continuing operations, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," it did not include 13.5 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 5 to the Consolidated Financial Statements, which is the primary reason for the decrease in the number of diluted average shares outstanding in the third quarter of 2004 compared to the third quarter of 2003.

PREMIUMS

         Gross and net premiums written for the third quarter of 2004 and 2003 were as follows:

($000'S)                         THREE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------    % INCREASE
                                       2004               2003        (DECREASE)
                                 --------------    --------------   ------------
Gross premiums written             $  125,529        $   95,275          32
Ceded premiums written                (12,938)          (25,233)        (49)
                                 --------------    --------------
Net premiums written               $  112,591        $   70,042          61
                                 ==============    ==============

         Gross premiums written for the third quarter of 2004 increased $30.3 million, or 32%, to $125.5 million from $95.3 million in the third quarter of 2003. Gross premiums written in our core catastrophe and risk excess segment increased $27.0 million, or 27%, compared to the corresponding period of 2003 due to increased business written and reinstatement premiums associated with catastrophe losses that occurred during the third quarter of 2004, namely, hurricanes Charley, Frances, Ivan and Jeanne. Gross reinstatement premiums written related to the catastrophe and risk excess business increased by $24.0 million to $24.6 million in the third quarter of 2004 from $0.6 million in the corresponding period of 2003.

         Ceded premiums written decreased $12.3 million, or 49%, to $12.9 million for the third quarter of 2004 from $25.2 million for the third quarter of 2003, as a result of a decrease in ceded premiums written related to excess of loss retrocessional catastrophe treaties of $7.8 million compared to the year earlier period and to $6.8 million of ceded premiums written to Select Reinsurance Ltd. ("Select Re") under a quota share retrocessional contract that was in place in 2003 but was not renewed at January 1, 2004.

         Net premiums written for the third quarter of 2004 increased $42.5 million, or 61%, to $112.6 million from $70.0 million in the third quarter of 2003. Net premiums written in our catastrophe and risk excess segment increased $39.8 million, or 54%, during the third quarter of 2004 compared to the comparable prior year period. The increase in this segment is due to the same factors that caused the increase in gross premiums written and decrease in ceded premiums written as explained above.

         Gross and net premiums earned for the third quarter of 2004 and 2003 were as follows:

($000'S)                         THREE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------    % INCREASE
                                       2004               2003        (DECREASE)
                                 --------------    --------------   ------------

Gross premiums earned            $     101,623      $    83,053           22
Ceded premiums earned                  (11,824)         (13,971)         (15)
                                 --------------    --------------
Net premiums earned              $      89,799      $    69,082           30
                                 ==============    ==============

         Gross premiums earned for the third quarter of 2004 increased $18.6 million, or 22%, to $101.6 million from $83.1 million in the third quarter of 2003. Gross premiums earned in our catastrophe and risk excess segment increased $22.5 million, or 28%, to $101.7 million in the third quarter of 2004 compared to $79.2 million in the corresponding period of 2003. Gross reinstatement premiums earned related to the catastrophe and risk excess business increased by $24.0 million compared to $24.6 million in the third quarter of 2004 from $0.6 million in the corresponding period of 2003. The change in this segment is due to similar factors as those discussed above in gross premiums written. Offsetting this increase, in part, was a planned decrease in our exited lines segment of $4.0 million compared to the year earlier period.

         Ceded premiums earned decreased $2.1 million, or 15%, to $11.8 million for the third quarter of 2004 from $14.0 million for the third quarter of 2003, primarily as a result of a decrease of $5.2 million of ceded earned premiums to Select Re under the quota share retrocessional contract discussed above that was not renewed at January 1, 2004. Offsetting this decrease, in part, was an increase in ceded premiums earned related to excess of loss catastrophe retrocessional treaties.

         Net premiums earned for the third quarter of 2004 increased $20.7 million, or 30%, to $89.8 million from $69.1 million for the corresponding period of 2003. Net premiums earned in the catastrophe and risk excess segment increased $25.2 million, or 39%, for the third quarter of 2004 as compared to the corresponding prior-year period. The change in this segment is due to similar factors as those discussed above in gross and net premiums written. Offsetting this increase, in part, was a planned decrease in our exited lines segment of $4.5 million compared to the year earlier period.

         As part of our efforts to return to our core catastrophe and risk business, we have ceased underwriting finite business, and during the quarter ended June 30, 2004 we began to include the results of this business in our exited lines segment. During the year ended December 31, 2003 and the quarter ended March 31, 2004, this business was focused on a limited group of cedents and on policies that did not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. There will be an insignificant amount of finite premiums earned in future periods.

         A summary of our net premiums written and earned by business segment for the three months ended September 30, 2004 and 2003 is included in Note 8 to the Consolidated Financial Statements.

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

         The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended September 30, 2004 and 2003, respectively:

(%)                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2004                 2003
                                                --------------       -----------
Loss ratio                                          174.1                 51.0
Expense ratio                                        18.3                 17.2
                                                --------------       -----------
Combined ratio                                      192.4                 68.2
                                                ==============       ===========
Catastrophe and risk excess loss ratio              151.4                 17.5
                                                ==============       ===========

LOSSES AND LOSS EXPENSES

         Losses and loss expenses incurred amounted to $156.3 million in the third quarter of 2004 compared to $35.2 million in the third quarter of 2003. The loss ratio was 174.1% for the third quarter of 2004 compared to 51.0% for the comparable prior-year period largely due to $135.7 million in incurred losses, net of reinsurance, primarily from hurricanes Charley, Frances, Ivan and Jeanne that occurred during the third quarter of 2004. As noted above in the discussion of Premiums, the hurricanes triggered $24.0 million of reinstatement premiums earned during the third quarter of 2004, which somewhat offset the impact of the hurricane losses on net income.

         Also during the third quarter of 2004, we experienced net adverse development of $12.2 million for prior-year losses and loss expenses, comprised of $7.8 million cat and risk excess net favorable development and $20.0 million exited lines net adverse development. The favorable development in the cat and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods. The $20.0 million net adverse development related to exited lines is due primarily to recording additional loss reserves of $14.7 million relating to an excess of loss retrocessional reinsurance agreement (the "XOL Retro Treaty") with Lumbermens Mutual Casualty Company ("LMC") (See "Commitments, Contingencies and Contractual Obligations") and several treaties with a ceding company for which we wrote general liability business within our direct casualty operations. These treaties were commuted in the third quarter of 2004.

         During the third quarter of 2003, we experienced net adverse development of $9.8 million for prior-year loss and loss expenses, $10.1 million of which was due to adverse loss development on our exited direct casualty reinsurance operations.

UNDERWRITING EXPENSES

         The expense ratio was 18.3% for the third quarter of 2004 compared to 17.2% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 9.1% for the third quarter of 2004 compared with 3.0% for the third quarter of 2003, with the prior-year ratio affected by a large negative commission on a finite contract. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 9.9% for the third quarter of 2004 compared to 10.0% for the third quarter of 2003.

         PXRE is not a party to any so-called Market Service Agreements or Placement Service Agreements, nor does PXRE engage in any of the contingent commission or other practices that we understand to be the focus of the ongoing investigations by the New York State Attorney General's Office, as reported in the press.

         The operating expense ratio was 9.2% for the three months ended September 30, 2004 compared with 14.2% for the comparable period of 2003. The decrease is the result of increased net premiums earned and a decrease in incentive compensation expense associated with catastrophe activity during the quarter. Other operating expenses decreased 15% to $8.3 million for the three months ended September 30, 2004 from $9.8 million in the comparable period of 2003. This decrease in operating expenses is primarily a result of a decrease in incentive compensation costs partially offset by increased costs in the third quarter of 2004 associated with consulting costs from Sarbanes-Oxley Section 404 compliance.

INTEREST EXPENSE AND MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         Interest expense, including minority interest in consolidated subsidiaries, increased to $3.8 million for the three months ended September 30, 2004 from $2.8 million in the comparable period of 2003. This increase is primarily due to $0.6 million of additional interest on $30.9 million of trust preferred securities issued subsequent to September 30, 2003. As discussed in
Note 2 to the Consolidated Financial Statements, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

NET INVESTMENT INCOME

         Net investment income for the third quarter of 2004 decreased 14% to $5.2 million from $6.0 million in the third quarter of 2003, primarily as a result of a $1.5 million decrease in income from our hedge fund portfolio, offset by $0.9 million additional income from the other invested asset portfolio. Investment income related to our hedge fund portfolio decreased to $0.9 million in the third quarter of 2004 from $2.4 million in the third quarter of 2003 as investments in hedge funds produced a return of 0.7% for the third quarter of 2004 compared with 2.1% in the comparable prior-year period. Offsetting this decrease was an increase in the balance of our fixed maturities and short-term investment portfolios partially offset by a decrease in the book yield to 3.1% during the third quarter of 2004 from 3.5% during the comparable prior-year period.

         Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $0.0 million and $26.0 million as of September 30, 2004 and 2003, respectively, for which we have recognized $0.0 million and $0.4 million of investment income for the third quarter of 2004 and 2003, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $84.7 million and $123.0 million due to reinsurers as of September 30, 2004 and 2003, respectively, for which we recognized a charge to investment income of $1.8 million and $2.2 million for the third quarter of 2004 and 2003, respectively. On a net basis, this reduction to investment income was $1.0 million and $0.8 million for the quarters ended September 30, 2004 and 2003, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% and 6.8% for the quarters ended September 30, 2004 and 2003, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be two years as of September 30, 2004 on a weighted average basis.

INCOME TAXES

         PXRE recognized a tax benefit of $8.2 million in the third quarter of 2004 compared to a tax expense of $1.0 million in the comparable prior-year period. The tax benefit in the third quarter of 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary.

COMPARISON OF YEAR-TO-DATE RESULTS FOR 2004 WITH 2003

         For the nine months ended September 30, 2004, net loss before convertible preferred share dividends was $9.9 million compared to net income before convertible preferred share dividends of $68.8 million for the comparable period of 2003. Net loss per diluted common share was $1.49 for the first nine months of 2004 compared to net income per diluted common share of $2.97 for the first nine months of 2003, based on diluted average shares outstanding of approximately 13.8 million in the first nine months of 2004 and 23.2 million in the first nine months of 2003. As the Company incurred a loss from continuing operations, in accordance with SFAS No. 128, "Earnings Per Share," it did not include 13.2 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 5 to the Consolidated Financial Statements, which is the primary reason for the decrease in the number of diluted average shares outstanding in the nine months ended September 30, 2004 compared to the corresponding period of 2003.

PREMIUMS

         Gross and net premiums written for the nine months ended September 30, 2004 and 2003 were as follows:

($000'S)                          NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------    % INCREASE
                                       2004               2003        (DECREASE)
                                 --------------    --------------   ------------

Gross premiums written           $     285,847     $     274,123           4
Ceded premiums written                 (32,320)          (52,692)        (39)
                                 --------------    --------------
Net premiums written             $     253,527     $     221,431          14
                                 ==============    ==============

         Gross premiums written for the nine-month period ended September 30, 2004 increased $11.7 million, or 4% to $285.8 million from $274.1 million in the corresponding prior-year period. Gross premiums written in our core catastrophe and risk excess segment increased $14.3 million, or 5%, compared to the corresponding period of 2003. This increase was caused primarily by $29.7 million of reinstatement premiums, $24.6 million of which were from the hurricanes Charley, Frances, Ivan and Jeanne. Reinstatement premiums in the nine-month period ended September 30, 2003 were $5.0 million. This increase was offset, in part, by rate decreases in our international property catastrophe business and the non-renewal of several programs due to decreases in market pricing. In addition, there was a planned decrease in our exited lines segment of $2.6 million, or 44%, compared to the year earlier period.

         Ceded premiums written decreased by $20.4 million, or 39%, to $32.3 million for the nine-month period ended September 30, 2004 from $52.7 million for the corresponding prior-year period, as a result of a decrease of $16.0 million of ceded premiums written to Select Re in 2003 under a quota share retrocessional contract that was in place in 2003 but was not renewed at January 1, 2004 and a $4.6 million decrease in ceded premiums written related to excess of loss retrocessional catastrophe treaties.

         Net premiums written for the nine-month period ended September 30, 2004 increased $32.1 million, or 14%, to $253.5 million from $221.4 million in the corresponding prior-year period. Net premiums written in our catastrophe and risk excess segment increased $34.7 million, or 16%, to $250.4 million in the first nine months of 2004 from $215.7 million in the first nine months of 2003. Net premiums written in the exited lines segment decreased $2.6 million, or 45%, during the nine-month period ended September 30, 2004 versus the prior-year comparable period. The changes in these segments are due to similar factors that caused the increase in gross premiums written and decrease in ceded premiums written as explained above.

         Gross and net premiums earned for the nine-month period ended September 30, 2004 and 2003 were as follows:



($000'S)                          NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------    % INCREASE
                                       2004               2003        (DECREASE)
                                 --------------    --------------   ------------

Gross premiums earned            $     263,856     $     282,210          (7)
Ceded premiums earned                  (35,540)          (44,340)        (20)
                                 --------------    --------------
Net premiums earned              $     228,316     $     237,870          (4)
                                 ==============    ==============

         Gross premiums earned for the first nine months of 2004 decreased $18.4 million, or 7%, to $263.9 million from $282.2 million in the first nine months of 2003. This decrease is primarily due to a planned decrease in our exited lines segment of $36.8 million as compared to the corresponding period of 2003. Gross premiums earned in our catastrophe and risk excess segment increased $18.5 million, or 8%, to $257.7 million in the first nine months of 2004 from $239.2 million in the corresponding period of 2003. The changes in these segments are due to similar factors as those discussed above in gross premium written.

         Ceded premiums earned decreased $8.8 million, or 20%, to $35.5 million for the nine-month period ended September 30, 2004 from $44.3 million for the corresponding prior-year period, primarily as a result of a decrease of $12.5 million of ceded earned premiums to Select Re under the quota share retrocessional contract discussed above that was not renewed at January 1, 2004. Offsetting this decrease, in part, was an increase in ceded premiums earned related to excess of loss catastrophe retrocessional treaties.

         Net premiums earned for the first nine months of 2004 decreased $9.6 million, or 4% to $228.3 million from $237.9 million for the corresponding period of 2003. Net premiums earned in the exited lines segment decreased $36.9 million, or 86%, for the first nine months of 2004 as compared to the first nine months of 2003. Net premiums earned in the catastrophe and risk excess segment increased $27.3 million, or 14%, to $222.3 million for the nine months ended September 30, 2004 from $195.0 million in the corresponding prior-year period. The changes in these segments are due to the same factors as those discussed above in gross and net premiums written.

         As part of our efforts to return to our core catastrophe and risk business, we have ceased underwriting finite business, and during the quarter ended June 30, 2004 we began to include the results of this business in our exited lines segment. During the year ended December 31, 2003 and the quarter ended March 31, 2004, this business was focused on a limited group of cedents and on policies that did not contain significant risk transfer. Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes. As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities. There will be an insignificant amount of finite premiums earned in future periods.

         A summary of our net premiums written and earned by business segment for the nine months ended September 30, 2004 and 2003 is included in Note 8 to the Consolidated Financial Statements.

RATIOS

         The following table summarizes the loss ratio, expense ratio and combined ratio for the nine months ended September 30, 2004 and 2003, respectively:

(%)                                                NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                   --------------
                                                    2004     2003
                                                   -----     ----
Loss ratio                                          84.3     47.3
Expense ratio                                       25.2     26.8
                                                   -----     ----
Combined ratio                                     109.5     74.1
                                                   =====     ====

Catastrophe and risk excess loss ratio              75.2     25.3
                                                   =====     ====

LOSSES AND LOSS EXPENSES

         Losses and loss expenses incurred amounted to $192.6 million for the nine months ended September 30, 2004 compared to $112.5 million in the corresponding prior year period. The loss ratio was 84.3% for the first nine months of 2004 compared to 47.3% for the comparable prior-year period largely due to $135.7 million in incurred losses, net of reinsurance, primarily from hurricanes Charley, Frances, Ivan and Jeanne that occurred during the third quarter of 2004. As noted above in the discussion of Premiums, the hurricanes triggered $24.0 million of reinstatement premiums earned during the third quarter of 2004, which somewhat offset the impact of the hurricane losses on net income.

         Also during the first nine months of 2004, we experienced net adverse development of $11.6 million for prior-year losses and loss expenses, comprised of $7.8 million cat and risk excess net favorable development and $19.4 million exited lines net adverse development. The favorable development in the cat and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods. The $19.4 million net adverse development related to exited lines is due primarily to recording additional loss reserves of $14.7 million relating to the XOL Retro Treaty with LMC (See "Commitments, Contingencies and Contractual Obligations") and several treaties with a ceding company for which we wrote general liability business within our direct casualty operations. These treaties were commuted in the third quarter of 2004.

         During the first nine months of 2003, we experienced net adverse development of $40.7 million for prior-year loss and loss expenses, primarily due to $19.7 million on our exited direct casualty reinsurance operations, $9.1 million adverse loss development from aerospace claims primarily arising from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between the Company and Reliance Insurance Company and $6.0 million of loss development from finite contracts.

UNDERWRITING EXPENSES

         The expense ratio was 25.2% for the first nine months of 2004 compared to 26.8% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 11.7% for the first nine months of 2004 compared with 14.4% for the comparable prior-year period, with the prior-year ratio affected by the higher proportion of exited lines premium. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 11.2% for the first nine months of 2004 compared with 12.2% for the first nine months of 2003, primarily due to $4.0 million of structuring fees related to a reinsurance agreement with P-1 Re Ltd. and the subsequent commutation thereof in the first nine months of 2003. The exited lines commission and brokerage ratio, net of fee income, was 30.5% for the first nine months of 2004 compared with 24.7% during the first nine months of 2003.

         The operating expense ratio was 13.5% for the first nine months of 2004 compared with 12.4% for the comparable period of 2003. The increase is the result of the decrease in net premiums earned, offset, in part, by a decrease in incentive compensation expense associated with catastrophe activity during the quarter. Other operating expenses increased 4% to $30.8 million for the nine months ended September 30, 2004 from $29.5 million in the comparable period of 2003. This increase is primarily due to severance expenses during the nine months ended September 30, 2004 related to a 10.0% reduction in personnel and increased costs associated with consulting costs from Sarbanes-Oxley Section 404 compliance.

INTEREST EXPENSE AND MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         Interest expense, including minority interest in consolidated subsidiaries, increased to $10.9 million for the nine months ended September 30, 2004 from $9.9 million in the comparable period of 2003. This increase is due to $2.8 million of additional interest on $64.4 million of trust preferred securities which replaced $30.0 million of bank debt in 2003, offset by the non-recurrence of $1.5 million of expense reflected in 2003 from an interest rate swap that became ineffective as a hedging instrument during the quarter ended March 31, 2003. As discussed in Note 2 to the Consolidated Financial Statements, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

NET INVESTMENT INCOME

         Net investment income for the first nine months of 2004 decreased 15% to $16.9 million from $20.0 million in the comparable prior-year period primarily as a result of a $4.7 million decrease in income from our hedge fund portfolio, offset by a $2.4 million increase in income from our fixed maturity and short-term investment portfolios. Investment income related to our hedge fund portfolio decreased to $5.2 million in the first nine months ended September 30, 2004 from $9.9 million in the comparable prior-year period as investments in hedge funds produced a return of 4.2% for the first nine months of 2004 compared with 8.8% in the comparable prior-year period. Offsetting this decrease was an increase in the balance of our fixed maturity and short-term investment portfolios partially offset by a decrease in the book yield to 3.2% during the first nine months of 2004 from 3.7% during the comparable prior-year period.

         Investment income for the first nine months of 2004 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $0.0 million and $26.0 million as of September 30, 2004 and 2003, respectively, for which we have recognized $0.9 million and $1.3 million of investment income for the first nine months of 2004 and 2003, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $84.7 million and $123.0 million due to reinsurers as of September 30, 2004 and 2003, respectively, for which we recognized a charge to investment income of $6.2 million and $6.9 million for the first nine months of 2004 and 2003, respectively. On a net basis, this reduction to investment income was $2.7 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the nine month period. The weighted average contractual investment return on the funds held by PXRE is 7.4% and 7.0% for the nine months ended September 30, 2004 and 2003, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be two years as of September 30, 2004 on a weighted average basis.

INCOME TAXES

         PXRE recognized a tax benefit of $6.8 million in the first nine months of 2004 compared to a tax expense of $2.9 million in the comparable prior-year period. The tax benefit in the first nine months of 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary.

CUMULATIVE ADJUSTMENT

         The Company adopted the provisions of FIN 46 during the first quarter of 2004. The cumulative effect of this accounting pronouncement reduced net income for the nine months ended September 30, 2004 by $1.1 million but did not materially impact shareholders' equity.



FINANCIAL CONDITION

CAPITAL RESOURCES

         The Company relies primarily on dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay its operating expenses, to meet its debt service obligations and to pay dividends. During the nine months ended September 30, 2004, PXRE Reinsurance paid $42.5 million in dividends. In addition, PXRE Reinsurance distributed capital of $57.5 million in the third quarter of 2004 as approved by the Insurance Department of the State of Connecticut. PXRE Bermuda did not pay any dividends during the same period. Based on the statutory surplus as of December 31, 2003, the aggregate dividends that remain available to be paid during 2004, without prior regulatory approval, by PXRE Reinsurance and PXRE Bermuda are $155.1 million. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2004.

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

         Financings

         As of September 30, 2004, PXRE had $167.1 million in subordinated debt securities outstanding as follows:


                                                                SEPTEMBER 30,
     ($000'S)                                                      2004
                                                                ----------
     8.85% fixed rate due February 1, 2027                      $  102,638
     7.35% fixed/floating rate due May 15, 2033                     18,042
     9.75% fixed rate due May 23, 2033                              15,464
     7.70% fixed/floating rate due October 29, 2033                 20,619
     7.58% fixed/floating rate due September 30, 2033               10,310
                                                                ----------
                                                                $  167,073
                                                                ==========

         Share Dividends and Book Value

         Dividends to common shareholders declared in the third quarter of 2004 and 2003 were $0.9 million and $0.7 million, respectively. The expected annual dividend based on common shares outstanding at September 30, 2004 is approximately $3.4 million. Book value per common share was $20.34 at September 30, 2004 after considering convertible preferred shares.

         The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. As of September 30, 2004, 18,273 convertible preferred shares were issued and outstanding. Dividends to preferred shareholders, paid in kind, during the third quarter of 2004 and 2003 amounted to $3.6 million and $3.3 million, respectively.

         On December 16, 2003, the Company completed an offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration on Form S-3, filed in 2003 for $150.0 million. Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company ("Phoenix"), one of the Company's common shareholders. The Company did not receive any of the proceeds from the sale of shares by Phoenix. On January 22, 2004, the underwriters of the above mentioned share offering exercised in-full the over-allotment option to purchase 0.3 million additional common shares at $21.75 per share. As a result of the exercise of the option, the Company received additional proceeds, net of offering costs, of $6.5 million. We used the net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda. After giving effect to the sale of the over-allotment shares, a total of 2.5 million shares were sold in the offering.

         Cash Flows

         Net cash flows provided by operations were $33.6 million in the third quarter of 2004 compared to $11.7 million in the third quarter of 2003 due to the timing of losses paid, the sale of trading investment portfolio assets in the third quarter of 2004 without any similar disposals in the third quarter of 2003 and the payment of funds under deposit contracts during the third quarter of 2004 as opposed to the receipt of funds associated with deposit contracts in the third quarter of 2003. Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

         Net cash used by investing activities were $34.1 million in the third quarter of 2004 compared to $72.1 million in the third quarter of 2003 due primarily to purchases of securities for investment partially offset by proceeds received on sale or maturity of investments.

         The Company is subject to large losses, including natural perils such as hurricanes and earthquakes. Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts. A portion of the invested assets is notionally allocated to a Primary Capital Portfolio. The guidelines of this portfolio are designed in such a manner that securities are available to pay claims from a potential loss. For example, the securities, which are of high credit quality, have a duration that approximates the duration of the cash outflows of past large losses incurred by PXRE. The purpose of the Primary Capital Portfolio is to maintain a pool of assets whose underlying durations and maturities approximate that of the potential future cash outflows. Should an event actually occur, the Company may dedicate assets, including cash equivalents and other short-term investments, in such a manner that cash is always on hand to pay claims.

         This asset/liability matching strategy is evidenced by the Company's overall 2.2 year duration of its fixed income and short-term investments. Due to this relatively short duration portfolio, the company does not believe selling securities before anticipated will have a material adverse impact on its financial position.

         The Company has $200 million in letter of credit (LOC) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. The Company must transfer eligible assets to a collateral account prior to the banks issuing the LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral.

         Commitments, Contingencies and Contractual Obligations

         We do not have any material off-balance sheet arrangements. We are updating the contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, to include additional disclosure on the Company's loss and loss expense reserves. Other contractual obligations disclosed in the Form 10-K for the year ended December 31, 2003 are not presented herein as they have not materially changed.

         Loss and loss expense reserves represent management's best estimate of the ultimate cost of settling the underlying reinsurance claims. As more fully discussed in Update on Critical Accounting Policies - Estimation of Loss and Loss Expenses, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company's historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed below.

                              PAYMENT DUE BY PERIOD

($000'S)                                  LESS THAN       1 - 3        3 - 5    MORE THAN 5
                              TOTAL        1 YEAR         YEARS        YEARS       YEARS
                            ---------   ----------     ---------    --------    --------
Losses and loss expenses    $ 517,501   $  252,680     $ 143,819    $ 50,497    $ 70,505


         As of September 30, 2004, other commitments and pledged assets include
(a) LOCs of $8.1 million which are secured by cash and securities amounting to $9.2 million, (b) securities with a par value of $9.1 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $67.7 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions,
(d) funding commitments to certain limited partnerships of $0.3 million, (e) a commitment to lend a further $0.1 million to finance the completion of the construction of an office building that we currently use as our headquarters in Bermuda, (f) a contingent liability amounting to $1.2 million under the Restated Employee Annual Incentive Bonus Plan, (g) commitments under the capital trust pass-through securities discussed above, and (h) commitment fees of $0.2 million per annum under a Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Bermuda and Barclays Bank PLC.

         In connection with the capitalization of PXRE Lloyd's Syndicate 1224, PXRE Reinsurance has on deposit a $22.5 million par value U.S. Treasury security as collateral for Lloyd's. Cash and invested assets held by PXRE Lloyd's Syndicate 1224, amounting to $12.5 million at September 30, 2004, are restricted from being paid as a dividend until the run-off of our exited Lloyd's business has been completed.

         We entered into a joint venture agreement, dated June 2001 (the "JV Agreement"), with BF&M Properties Limited to form a Bermuda corporation, Barr's Bay Properties Limited ("Barr's Bay"). Barr's Bay was formed to construct an office building in Hamilton, Bermuda, in which we will have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr's Bay. Pursuant to the JV Agreement, we agreed to lend up to $7.0 million to Barr's Bay to finance the construction of the subject office building, $6.9 million of which has been advanced as of September 30, 2004. The loans are secured by a first mortgage on the property.

         In April 2000, PXRE Reinsurance entered into the XOL Retro Treaty with LMC. In the XOL Retro Treaty, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of LMC, which had been divested. Pursuant to this XOL Retro Treaty, PXRE Reinsurance agreed to indemnify LMC for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million. The latest loss reports related to the XOL Retro Treaty provided by LMC forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to PXRE.

         In June 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the XOL Retro Treaty. As a result of this audit, management identified problems and believes that LMC defrauded PXRE, breached its duty of utmost good faith, and breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against LMC on July 24, 2003 in a United Stated District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Recently, the court granted partial summary judgment to LMC and dismissed PXRE Reinsurance's fraud claims and breach of the duty of utmost good faith arising out of alleged misconduct by LMC prior to the binding of the XOL Retro Treaty. PXRE Reinsurance disagrees with the court's decision. PXRE Reinsurance is filing a motion for reconsideration based upon recent deposition testimony by the former president of the subject former LMC business unit which had not been considered by the court prior to its decision on LMC's motion. If that motion is unsuccessful, PXRE Reinsurance intends to seek to appeal the order to the United States Court of Appeals for the Seventh Circuit.

         The court did not address PXRE Reinsurance's breach of contract claims and allegations arising out of LMC's post-binding activity and such claims remain pending.

         Unless the court order is reconsidered or overturned on appeal, rescission may no longer be available as a remedy in our suit against LMC. At this stage of the lawsuit, it is difficult to estimate the scope and amount of potential damages relating to PXRE Reinsurance's breach of contract claims. We have therefore recorded additional loss reserves of $14.7 million relating to the XOL Retro Treaty as of September 30, 2004, which is equal to the remaining portion of the $50.0 million aggregate limit of liability under the XOL Retro Treaty. Accordingly, PXRE Reinsurance will have no exposure to additional losses relating to the contract. This results in a negative after tax impact of $9.6 million on earnings in the quarter ended September 30, 2004.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to continue to prosecute its suit.

INVESTMENTS

         As of September 30, 2004, our investment portfolio, at fair value, was allocated 63.7% in fixed maturities, 23.6% in short-term investments, 12.1% in hedge funds and 0.6% in other investments.

         The following table summarizes our investments at September 30, 2004 and December 31, 2003 at fair value:

                                                                              ANALYSIS OF INVESTMENTS
                                                              --------------------------------------------------
                                                                  SEPTEMBER 30, 2004          DECEMBER 31, 2003
                                                              -----------------------    -----------------------
($000'S, EXCEPT PERCENTAGES)                                      AMOUNT        PERCENT     AMOUNT         PERCENT
                                                              -------------     -----    ------------      -----
Fixed maturities:
   United States treasury securities                          $      70,611       6.6%   $     40,237        4.2%
   Foreign denominated securities                                    14,160       1.3          21,451        2.3
   United States government sponsored agency debentures              99,047       9.2         115,440       12.2
   United States government sponsored agency
     mortgage-backed securities                                     105,304       9.8         134,323       14.2
   Other mortgage and asset-backed securities                       178,639      16.7         146,196       15.4
   Municipal securities                                               1,578       0.2          18,584        2.0
   Corporate securities                                             213,522      19.9         162,878       17.2
                                                              -------------     -----    ------------      -----
      Total fixed maturities                                        682,861      63.7         639,109       67.5
Short-term investments                                              252,893      23.6         175,771       18.6
                                                              -------------     -----    ------------      -----
      Total fixed maturities and short-term investments             935,754      87.3         814,880       86.1
Hedge funds                                                         129,601      12.1         121,466       12.8
Other investments                                                     6,931       0.6          10,173        1.1
                                                              -------------     -----    ------------      -----
      Total investment portfolio                              $   1,072,286     100.0%   $    946,519      100.0%
                                                              =============     =====    ============      =====

         At September 30, 2004, 98.3% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated "A" (strong) or better by Moody's or S&P. Mortgage and asset-backed securities accounted for 30.3% of fixed maturities and short-term investments or 26.5% of our total investment portfolio based on fair value at September 30, 2004.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders' equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At September 30, 2004, an after-tax unrealized loss of $1.1 million was included in shareholders' equity.

         Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $252.9 million at September 30, 2004, compared to $175.8 million at December 31, 2003.

         A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At September 30, 2004, total hedge fund investments amounted to $129.6 million, representing 12.1% of the total investment portfolio. At December 31, 2003, total hedge fund investments amounted to $121.5 million, representing 12.8% of the total investment portfolio. For the nine months ended September 30, 2004, our hedge funds yielded a return of 4.2% compared to 8.8% in the nine months ended September 30, 2003. At September 30, 2004, hedge fund investments with fair values ranging from $1.0 million to $16.9 million were administered by eighteen managers.

         As of September 30, 2004, our investment portfolio also included $6.9 million of other invested assets of which 99% is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the nine months ended September 30, 2004, included $6.0 million attributable to hedge funds and other investments.

         Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our diversified investment strategies and managers. There can be no assurance, however, that this approach will prove to be successful.

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

CERTAIN RELATED PARTY TRANSACTIONS

         Since 1997, PXRE has entered into various reinsurance agreements with Select Re, a privately held Bermuda reinsurance company. The primary reinsurance agreement between PXRE and Select Re was a quota share retrocessional agreement ("Obligatory Quota Share Treaty"), pursuant to which we have ceded varying proportional shares of our non-casualty reinsurance business ranging from a high of 16.5% in 2001 to a low of 2.62% in 1997. These cessions satisfied an undertaking we entered into with Select Re to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re's shareholders' equity (as defined in the undertaking). This undertaking was amended in November 2002 and extended until 2005. In return, Select Re was obligated to pay us a management fee of 15% based on the gross premiums ceded to them under the Obligatory Quota Share Treaty, which resulted in fee income of $0.5 million for the nine months ended September 30, 2004. The cession percentage under the Obligatory Quota Share Treaty was reduced to 0% on January 1, 2004.

         Select Re has decided to explore a different strategic direction. Accordingly, as of September 30, 2004, Select Re and PXRE have mutually agreed to terminate the Obligatory Quota Share Treaty and the related 20% undertaking. We further agreed to commute all outstanding liabilities under the Obligatory Quota Share Treaty and a number of other reinsurance agreements between PXRE and Select Re. As a result, Select Re paid PXRE a commutation payment of $23.1 million as consideration for the commutation, which was effected pursuant to a commutation agreement, dated as of September 30, 2004 (the "Select Commutation Agreement"). The commutation resulted in underwriting income of $1.9 million during the quarter ended September 30, 2004.

         Following the commutation, only one in-force excess of loss treaty and two expired excess of loss treaties remain in effect between PXRE and Select Re (the "Non-Commuted Contracts"). As of September 30, 2004, net assets of $28.5 million were due to us in the aggregate from Select Re with respect to the Non-Commuted Contracts. Select Re has deposited $38.5 million in various reinsurance trusts to secure its obligations under the Non-Commuted Contracts.

         Mr. William Michaelcheck is a member of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and a major shareholder of Mariner Investment Group, Inc. ("Mariner"), which acts as the investment manager for our hedge fund and alternative investment portfolio. During the nine months ended September 30, 2004 and 2003, we incurred investment management fees of $0.7 million and $0.6 million, respectively, relating to services provided by Mariner.

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

Estimation of Loss and Loss Expenses

         As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses. Because of the uncertainty in the process of estimating our loss from insured events, there is a risk that our reserves for loss and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders' equity. In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the reporting period, as happened in 1999. As an event matures, we rely more and more on our own development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French Storm Martin that occurred on December 27, 1999 presents an extreme example of these potential uncertainties. We based our reserves to a significant degree on industry estimates, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at September 30, 2004 for this event was $67.5 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate increased by 116%.

         Excluding the extraordinary development of 1999 French storms Martin and Lothar in 2000, during the last 10 years, reserve development in any single year from prior year losses, expressed as a percentage of shareholders' equity, ranged from 15% adverse development in 1993 (primarily arising from Hurricane Andrew) to 4% favorable development in 1996.

         In reserving for non-catastrophe losses for recent periods, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes on an individual contract basis. We consider historical loss ratios for each line of business and utilize information provided by our clients and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. As experience emerges, we will revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our indicated loss development patterns to estimate ultimate losses.

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

         The Company has historically been involved in very few disputes with ceding companies, especially those that enter into contracts that the Company includes in its catastrophe and risk excess segment.

                  There is an additional risk of uncertainty in the Company's estimation of loss due to the fact that the Company writes only reinsurance business and no insurance business. As a result, losses, unearned premiums and premiums written are all recorded based on reports received from the ceding companies. PXRE does not receive loss information from the underlying insureds; however, since the Company's primary reinsurance business focuses on short-tail lines such as property catastrophe, retrocessional property catastrophe, risk-excess and aerospace, the delay from the time of the underlying loss to the report date to PXRE is not as significant a risk as it would be if the Company underwrote a significant amount of casualty business; however, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, a delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires may require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.

         The Company derives almost all of its business from reinsurance intermediaries. As a result, the ceding company reports claims to the intermediary and the intermediary in turn reports the data to all the reinsurers included in the underlying program. Controls in place require that certain claims must be approved by the underwriter or a member of senior management. The underwriter, based on his knowledge and judgment, may question the broker or ceding company if he did not expect a loss of a certain magnitude to impact a certain layer. Since many of PXRE's losses are from events that are well known, such as large hurricanes and earthquakes, the underwriter may in fact expect losses to certain layers and therefore would not question the accuracy of such loss reports. If the underwriter does question the loss data, PXRE will perform audits at the underlying ceding company in order to determine the accuracy of the amounts ceded. The Company's risk management and underwriting systems provide a list of impacted or potentially impacted contracts by peril and by geographic zone. This assists PXRE in determining the completeness of losses, as the Company will contact intermediaries and the ceding companies for which it believes underlying contracts are impacted subsequent to an event to request information.

         Currently, the Company does not have any backlog related to the processing of assumed reinsurance information. When a large loss occurs, the Company shifts personnel from various functions to assist the claims personnel in the processing and evaluation of claims data.

         Finally, the Company records reserves for losses that have been incurred but not yet reported to PXRE, which are generally referred to as IBNR reserves. The IBNR includes both losses from events which PXRE is not aware of and losses from events which PXRE is aware of but has not yet received reports from ceding companies.

         During the third quarter of 2004, we experienced net adverse development of $12.2 million for prior-year losses and loss expenses, comprised of $7.8 million cat and risk excess net favorable development and $20.0 million exited lines net adverse development. The favorable development in the cat and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods. The $20.0 million net adverse development related to exited lines is due primarily to recording additional loss reserves of $14.7 million relating to the XOL Retro Treaty with LMC (See "Commitments, Contingencies and Contractual Obligations") and several treaties with a ceding company for which we wrote general liability business within our direct casualty operations. These treaties were commuted in the third quarter of 2004.

         Loss and loss expense liabilities as estimated by PXRE's actuaries and recorded by management in the statement of financial position as of September 30, 2004 were as follows:


($000'S)                                             GROSS               NET
                                                 ----------          ---------
Catastrophe and Risk Excess                      $  315,200          $ 260,938
Exited Lines                                        202,301            193,957
                                                 ----------          ---------
Total                                            $  517,501          $ 454,895
                                                 ==========          =========

         On an overall basis, the low and high ends of a range of reasonable net loss reserves are $31.0 million below and $33.2 million above the $454.9 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000'S)                               LOW END       BEST ESTIMATE      HIGH END
                                      ---------      -------------      --------
Catastrophe and Risk Excess           $ 232,561      $   260,938        $291,429
Exited Lines                            181,541          193,957         207,261

Estimation and Recognition of Assumed and Ceded Premiums

         Our premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. The Company's assumed premium is comprised of both minimum and deposit premium and an estimate of premium. Minimum and deposit premium is billed and collected in accordance with the provisions of the contracts and is usually billed quarterly or semi-annually. A premium estimate is also recorded if the estimate of the ultimate premium is greater than the minimum and deposit premium. The final or ultimate premium for most contracts is the product of the provisional rate and the ceding company's subject net earned premium income (SNEPI). Since this portion of the premium is reasonably estimable, the Company records and recognizes it as revenue over the period of the contract in the same manner as the minimum and deposit premium. The key assumption related to the premium estimate is the estimate of the amount of the ceding company's SNEPI, which is a significant element of PXRE's overall underwriting process. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

         For the first nine months of 2004, the catastrophe and risk excess assumed premium estimate is $8.3 million, which is 3.7% of the total gross current underwriting year premium written, excluding reinstatement premiums, of $226.9 million. The estimated premium receivable included in premiums receivable was $18.7 million at September 30, 2004.

         The company records an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have reviewed our exposure to market risks at September 30, 2004 and the changes in exposure since December 31, 2003. The principal market risks which we are exposed to, continue to be interest rate and credit risk.

         The composition of our fixed maturity portfolio did not change materially during the third quarter of 2004. There were no material changes in our exposure to market risks or our risk management strategy during the third quarter of 2004.

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

         In April 2000, PXRE Reinsurance entered into the XOL Retro Treaty with LMC. In the XOL Retro Treaty, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of LMC, which had been divested. Pursuant to this XOL Retro Treaty, PXRE Reinsurance agreed to indemnify LMC for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million. The latest loss reports related to the XOL Retro Treaty provided by LMC forecast an ultimate net loss ratio in excess of 100%, which could result in a full limit loss to PXRE.

         In June 2003, PXRE Reinsurance performed an audit of this portfolio of treaties reinsured under the XOL Retro Treaty. As a result of this audit, management identified problems and believes that LMC defrauded PXRE, breached its duty of utmost good faith, and breached its contractual obligations and fiduciary duties under the agreement. PXRE Reinsurance therefore filed suit against LMC on July 24, 2003 in a United Stated District Court seeking rescission of the agreement and/or compensatory and punitive damages.

         Recently, the court granted partial summary judgment to LMC and dismissed PXRE Reinsurance's fraud claims and breach of the duty of utmost good faith arising out of alleged misconduct by LMC prior to the binding of the XOL Retro Treaty. PXRE Reinsurance disagrees with the court's decision. PXRE Reinsurance is filing a motion for reconsideration based upon recent deposition testimony by the former president of the subject former LMC business unit which had not been considered by the court prior to its decision on LMC's motion. If that motion is unsuccessful, PXRE Reinsurance intends to seek to appeal the order to the United States Court of Appeals for the Seventh Circuit.

         The court did not address PXRE Reinsurance's breach of contract claims and allegations arising out of LMC's post-binding activity and such claims remain pending.

         Unless the court order is reconsidered or overturned on appeal, rescission may no longer be available as a remedy in our suit against LMC. At this stage of the lawsuit, it is difficult to estimate the scope and amount of potential damages relating to PXRE Reinsurance's breach of contract claims. We have therefore recorded additional loss reserves of $14.7 million relating to the XOL Retro Treaty as of September 30, 2004, which is equal to the remaining portion of the $50.0 million aggregate limit of liability under the XOL Retro Treaty. Accordingly, PXRE Reinsurance will have no exposure to additional losses relating to the contract. This results in a negative after tax impact of $9.6 million on earnings in the quarter ended September 30, 2004.

         Although the ultimate outcome of the litigation cannot presently be determined, management believes that PXRE Reinsurance's claims are meritorious and intends to continue to prosecute its suit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the quarter ended September 30, 2004, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

         (a)      Securities sold. On September 30, 2004, the Company issued
                  358.293 Convertible Voting Preferred Shares to the existing holders of the Company's Convertible Preferred Shares in payment of its dividend obligation thereon. The 358.293 Convertible Voting Preferred Shares issued were allocated among Series as follows:

                  i. 179.147 shares of Series A convertible voting preferred shares, allocated to two sub-series of shares, 119.431 shares allocated to sub-series Al and
                           59.716 shares allocated to sub-series A2;

                  ii. 119.431 shares of Series B convertible voting preferred shares, allocated to two sub-series of shares, 79.621 shares allocated to Series B1 and
                           39.810 shares allocated to Series B2; and

                  iii. 59.715 shares of Series C convertible voting preferred shares, allocated to two sub-series of shares, 39.810 shares allocated to Series Cl and
                           19.905 shares allocated to Series C2.

         (b) Underwriters and other purchasers. No underwriter participated.

         (c) Consideration. The convertible voting preferred shares were issued in satisfaction of the Company's obligation to pay a quarterly dividend of $3.6 million to the holders of the outstanding convertible voting preferred shares.

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

ITEM 6.  EXHIBITS.

         A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

                                  EXHIBIT INDEX
EXHIBIT
 NUMBER  DESCRIPTION
 ------  -----------
10.1 Commutation Agreement, effective September 30, 2004, between PXRE Reinsurance Company, PXRE Reinsurance Ltd., PXRE Group Ltd. and Select Reinsurance Ltd. *
31.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*
31.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*
32.1 Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

* Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PXRE GROUP LTD.

November 5, 2004                                   By:  /s/ John M. Modin
                                                        -----------------
                                                   John M. Modin
                                                   Executive Vice President
                                                   and Chief Financial Officer