Form 10-K
period 2004-12-31
PXRE GROUP LTD
filed 2005-03-01
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-15259

PXRE GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

PXRE House 110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address, including zip code, of principal executive offices)	(Mailing address)

(441) 296-5858
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	COMMON SHARES, par value $1.00 per share New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 25, 2005 computed by reference to the closing price of such common equity as of the close of business on February 25, 2005 was $530,099,440.  As of February 25, 2005, 20,586,386 of the registrant’s common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PXRE Group Ltd.’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on April 26, 2005 are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  Additionally, certain documents are incorporated by reference into Part IV of this Form 10-K as stated therein.

PART I

          Unless the context otherwise requires, references in this Form 10-K to “PXRE”, “we”, “us” and “our” include PXRE Group Ltd., a Bermuda company (the “Company”) and its subsidiaries, which principally include PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), PXRE Solutions Inc. (“PXRE Solutions”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited and PXRE Holdings (Ireland) Limited.  References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”).  References to SAP refer to statutory accounting principles (“SAP”) in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

Cautionary Statement Regarding Forward-Looking Statements

          This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects.  Statements included herein, as well as statements made by us or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the “SEC”), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements, identified by words such as “intend,” “believe,” “anticipate,” or “expects” or variations of such words or similar expressions are based on current expectations, speak only as of the date hereof, and are subject to risk and uncertainties.  In light of the risks and uncertainties inherent in all future projections, these forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved.  We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

(i)	because of exposure to catastrophes, our financial results may vary significantly from period to period;

(ii)	we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;

(iii)	we operate in a highly competitive environment;

(iv)	reinsurance prices may decline, which could affect our profitability;

(v)	reserving for losses includes significant estimates which are also subject to inherent uncertainties;

(vi)	a decline in the credit rating assigned to our claim-paying ability may impact our potential to write new or renewal business;

(vii)	a decline in our ratings may require us to transfer premiums retained by us into a beneficiary trust or may allow clients to terminate their contract with us;

(viii)	our investment portfolio is subject to market and credit risks which could result in a material adverse impact on our financial position or results;

(ix)
because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us; and our reliance on reinsurance brokers exposes us to their credit risk;

(x)	the impact of recently announced investigations of broker fee and placement arrangements could adversely impact our ability to write more business;

(xi)	we have exited the finite reinsurance business, but claims in respect of the business we wrote could have an adverse effect on our results of operations;

(xii)	we may be adversely affected by foreign currency fluctuations;

(xiii)	retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms;

(xiv)	the impairment of our ability to provide collateral to cedents could affect our ability to offer reinsurance in certain markets;

(xv)
the reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely,  we may have a shortage of underwriting capacity when premium rates are strong;

(xvi)	regulatory constraints may restrict our ability to operate our business;

(xvii)
contention by the United States Internal Revenue Service that we or our offshore subsidiaries are subject to U.S. taxation could result in a material adverse impact on our financial position or results; and

(xviii)	changes in tax laws, tax treaties, tax rules and interpretations could result in a material adverse impact on our financial position or results.

          In addition to the factors outlined above that are directly related to our business, we are also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.  The factors listed above should not be construed as exhaustive.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Risks and Uncertainties.

          We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.     Business

Business: Overview

          PXRE Group Ltd. is an insurance holding company organized in Bermuda.  We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States.  Our primary business is catastrophe and risk excess reinsurance, which accounted for 99% of net premiums written and substantially all of our underwriting income for the year ended December 31, 2004.

          Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, and marine excess and aerospace excess reinsurance products.  Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986.  This means that we primarily focus on providing reinsurance in respect of events which do not tend to occur frequently, but when they do occur, have the potential to generate a large amount of losses per occurrence.  The extent of claims due to losses stemming from such events, however, tends to be readily determinable within a short period of time after the occurrence of the catastrophic event (i.e. have a short tail).  This focus on short-tail, high-severity, low frequency lines of business exposes us to short term volatility.  We have been able to successfully underwrite these products over the long term, as evidenced by our cumulative average catastrophe and risk excess loss ratio of 50.9% for the period from 1987 to December 31, 2004.

          Reinsurance is a contractual arrangement in which an insurance company, usually referred to as the reinsurer, agrees to indemnify another insurance company, usually referred to as the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts.  Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual or classes of risks, catastrophe protection from large or multiple losses, assistance in maintaining acceptable financial ratios, and additional underwriting capacity.

          There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company.  Under treaty reinsurance, reinsurers do not generally separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company.  In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract.  Facultative reinsurance is negotiated separately for each insurance contract that is reinsured.  Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

          Both treaty and facultative reinsurance can be written on either an excess of loss basis or a pro rata basis.  Under excess of loss reinsurance arrangements, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the reinsurer’s attachment point, generally subject to a negotiated reinsurance contract limit.  This means that we do not begin to pay our client’s claims until its claims exceed a certain contractually specified amount and our obligation to pay those claims is limited to a contractually specified aggregate amount.  Under pro rata reinsurance arrangements, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion.

          In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission.  The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense).  Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk.

          Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies.  From a ceding company’s perspective, both the broker and the direct distribution channels have advantages and disadvantages.  A ceding company’s decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

          Property catastrophe reinsurance generally covers claims arising from large catastrophes around the world such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters.  In underwriting our property catastrophe portfolio, we seek to diversify our exposures geographically and by peril in order to manage the risks assumed and maximize the return on our portfolio.  Substantially all of our property catastrophe reinsurance and retrocessional products are offered on an excess-of-loss basis with aggregate limits on our exposure to losses.  For the year ended December 31, 2004, approximately 75% of our property catastrophe and risk excess net premiums written emanated from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia.

          We provide property catastrophe products to both insurers and reinsurers.  As of December 31, 2004, insurance and reinsurance companies comprise approximately 78% and 22%, respectively, of our total number of clients, based solely on client count.  As of December 31, 2004, we had approximately 391 clients, including many of the leading insurance and reinsurance companies in the world.

          The reinsurance of a reinsurer or retrocedent is referred to as retrocessional reinsurance.  Retrocessional reinsurance allows a reinsurer to cover its own risk exposure and can act to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and create additional underwriting capacity.  Retrocessional business generally carries substantially higher risk premiums than property catastrophe reinsurance business.  We believe this risk premium is required because retrocessional coverage is characterized by higher volatility, principally due to the fact that retrocessional contracts expose a reinsurer to an uncertain level of correlation with other existing reinsurance contracts.  In addition, the information available to retrocessional underwriters concerning the original primary risk is often less precise than the information received from primary insurers directly.  Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.  There are substantially fewer competitors offering this type of coverage due to the risks entailed in underwriting retrocessional business.

          We have been able to achieve a significant position in the property catastrophe retrocessional market and have considerable experience in successfully underwriting property catastrophe retrocessional business.  We have developed proprietary risk models that take into account the lack of transparency in the underwriting information and allow us to view this business within the context of our entire portfolio.  Our tenure in this business has allowed us to develop the relationships and market knowledge necessary to manage the risk associated with a retrocedent’s alteration of its book of business after we have bound coverage.

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

          The events of September 11, 2001, combined with industry-wide reserve deficiencies recognized subsequently, and generally poor investment performance of recent years, resulted in increases in pricing in conjunction with improved terms and conditions for the insurance industry for the underwriting years 2002 through 2004.  As a direct result, we experienced significant rate increases and strong profitability in our core property catastrophe and risk excess segment, which is reflected in our results of operations for the years ended December 31, 2002 and 2003.  Operating in this favorable environment, we had net income before convertible preferred share dividends of $64.5 million in 2002 and $96.6 million in 2003.

          The underwriting environment remained favorable in 2004, but our underwriting results were negatively impacted by losses arising from hurricanes Charley, Frances, Ivan and Jeanne during the third quarter of 2004.  As a result, net income before convertible preferred share dividends for the year ended December 31, 2004 was $22.8 million.

          We conduct our business primarily through our principal operating subsidiaries, PXRE Bermuda, PXRE Reinsurance, PXRE Barbados, and PXRE Europe.  PXRE Bermuda is a broker-market reinsurer with $749.1 million of statutory capital and surplus as of December 31, 2004, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks.  PXRE Bermuda’s reinsurance business is also supported by a parental guarantee from the Company and an aggregate excess of loss reinsurance treaty from PXRE Reinsurance that provides $80.0 million of reinsurance protection.  PXRE Bermuda is neither licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

          PXRE Reinsurance is a broker-market reinsurer with $224.9 million of statutory capital and surplus as of December 31, 2004, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks.  PXRE Reinsurance is licensed, accredited or permitted to do business in each of the 50 states and the District of Columbia, Puerto Rico, Bermuda, Colombia, Mexico and until January 31, 2003 operated a branch in Belgium, which we refer to as PXRE’s Brussels Branch.

          PXRE Barbados was licensed as an insurance company in March 2001 under Barbados’ Insurance Act, 1996 and changed its name at that time from PXRE (Barbados) Ltd. to PXRE Reinsurance (Barbados) Ltd.  It is neither licensed nor admitted as an insurer in any jurisdiction other than Barbados.  PXRE Barbados commenced underwriting business in 2001.  PXRE Barbados provided finite reinsurance coverages to clients and provided reinsurance coverage to other PXRE entities.

          PXRE Europe, a Belgian reinsurance intermediary, and PXRE Solutions, a U.S. reinsurance intermediary, perform reinsurance intermediary activities on behalf of PXRE Bermuda, PXRE Reinsurance and PXRE Barbados.

Business: History

          The Company was formed in 1999 as part of the reorganization of PXRE Delaware, a Delaware corporation.  Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly-traded on the New York Stock Exchange.  As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company’s common shares.  The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999 the Company’s common shares commenced trading on the New York Stock Exchange under the symbol “PXT.”  The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Bermuda, and a Barbados based reinsurance subsidiary, PXRE Barbados, and the formation of a reinsurance intermediary, PXRE Solutions.

          The Company’s predecessor, PXRE Delaware, was organized in July 1986 to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company.

          Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986.  Beginning in 1997, the pricing and terms in our core property reinsurance markets began to deteriorate, resulting in a soft reinsurance market that only began to recover in late 2000.  During that time, we decided to pursue a variety of diversification efforts to enhance our competitiveness and growth opportunities in that soft reinsurance market environment that included: the establishment of a Lloyd’s of London (“Lloyd’s”) underwriting syndicate and managing agent; the establishment of an excess and surplus lines operation; the addition of a reinsurance platform offering primarily casualty products directly to insurance companies (rather than through reinsurance brokers); the enhancement of our international broker market reinsurance platform to include additional lines of business, including casualty and credit risks; an acceleration of business offerings to one of our managed business participants; and the formation of a finite reinsurance unit.

          In the wake of the events of September 11, 2001, we decided to return our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products.  Accordingly, we exited all of the non-property catastrophe and risk businesses other than our finite business.  In 2004, market conditions for finite risk deteriorated sufficiently for us to exit this line of business as well.  As a result of this strategic realignment, we are solely focused on our catastrophe and risk excess business and have reduced the number of our employees from a high of 103 in December 1999 to 62 at December 31, 2004.  We believe that this strategic and financial realignment positions us to capitalize on opportunities in our most profitable business segments, based on our underwriting strength and industry experience.  While our core businesses are volatile due to significant potential loss severity, we have been a successful underwriting organization over the long term.

Business: Operating Segments

          PXRE operates in two reportable property and casualty segments – (i) catastrophe and risk excess and (ii) exited lines – based on PXRE’s approach to managing the business.  Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business.  Businesses that were not renewed in 2002 are reported as exited lines.  Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing “other lines” segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment.  In addition, PXRE is reporting its previously existing “finite business” segment with its exited lines segment to reflect its decision during the second quarter to run-off the in-force finite business and not enter into any new finite transactions subsequent to March 31, 2004.  PXRE’s segments for 2003 and 2002 were restated to be comparable to the two 2004 segments discussed above.  As a result of the above, the exited lines segment now includes business previously written and classified by the Company as direct casualty, Lloyd’s, international casualty and finite.  In addition, PXRE operates in two geographic segments – North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

          There are no differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.

          PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, interest expense, operating expenses or foreign exchange gains and losses to these segments.  Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

Operating Segments-Catastrophe and Risk Excess

          Our key business is our catastrophe and risk excess business.  Our catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property retrocessional, property risk excess, and marine excess and aerospace excess reinsurance coverages.  The catastrophe and risk excess segment accounted for approximately 98% and 82% of net premiums earned for the year ended December 31, 2004 and 2003, respectively.  This portfolio can be characterized as being comprised of coverages involving higher expected margins and volatility.

          Net premiums earned in this segment were $301.8 million, $262.1 million and $184.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The increase in premium volume for the catastrophe and risk excess segment since 2001 was largely attributable to increases in the volume of business underwritten, and the rates charged, in the aftermath of the events of September 11, 2001.

          Largely as a result of the occurrence of hurricanes Charley, Frances, Ivan and Jeanne, the catastrophe and risk excess segment produced underwriting income of $70.2 million for the year ended December 31, 2004.  The hurricane losses impacted both North American and International geographic segments as reinsurance being assumed from non-U.S. based clients was exposed to North American and Caribbean perils.  This segment produced an underwriting profit of $160.0 million and $113.9 million in 2003 and 2002, respectively.

          Our property catastrophe and risk excess business is diversified geographically.  For 2004 and 2003, approximately 75% and 76%, respectively, of our catastrophe and risk excess net premiums written were derived from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia.

          The following table presents the distribution of our net premiums written, net premiums earned, losses incurred, commission and brokerage, net of fee income and our underwriting income for the periods indicated under our catastrophe and risk excess segment.

	Year Ended December 31,

Catastrophe and risk excess segment:	2004	2003	2002

($000’s)
Net Premiums Written (1)
North American	$85,661	$72,976	$60,843
International	250,505	225,469	156,161
Excess of Loss Cessions	(28,729)	(32,222)	(33,056)

	$307,437	$266,223	$183,948

Net Premiums Earned (1)
North American	$87,109	$72,178	$59,853
International	249,365	222,112	151,833
Excess of Loss Cessions	(34,655)	(32,227)	(27,456)

	$301,819	$262,063	$184,230

Losses Incurred
North American	$39,766	$22,845	$3,486
International	163,781	49,239	53,197
Excess of Loss Cessions	(4,649)	(626)	(4,402)

	$198,898	$71,458	$52,281

Commissions and Brokerage, Net of Fee Income
North American	$10,550	$7,631	$6,986
International	21,898	19,923	14,787
Excess of Loss Cessions	281	3,062	(3,768)

	$32,729	$30,616	$18,005

Underwriting Income (2)
North American	$36,793	$41,702	$49,381
International	63,686	152,950	83,849
Excess of Loss Cessions	(30,287)	(34,663)	(19,286)

	$70,192	$159,989	$113,944

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

(2)
Underwriting income includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, operating expenses or foreign exchange gains or losses.  See Note 12 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

          Property Catastrophe Excess of Loss Reinsurance.  Our property catastrophe excess of loss reinsurance business reinsures catastrophic perils for insurance companies on a treaty basis and provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our clients.  The perils in our portfolio underlying the North American portion of this segment emanate principally from East Coast and Gulf hurricanes and Midwest and West Coast earthquakes.  The perils underlying the International portion of this segment emanate principally from European, Japanese and Caribbean windstorm, flood and earthquake risks.  In addition, we are exposed to major oil rig explosions, cruise ship disasters, satellite failures, commercial airplane crashes and similar risks throughout the world.  This business is generally comprised of reinsurance contracts that incur losses only when events occur that impact more than one risk or insured.  Coverage for other perils may be negotiated on a case-by-case basis.  Protection under property catastrophe treaties is generally provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies.  The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure.

          The property catastrophe excess of loss reinsurance business operates on a subscription basis, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers.  All subscribing reinsurers participate at substantially the same pricing and terms and conditions.  Generally, our normal maximum capacity on any one program is $30.0 million per event.

          Property Catastrophe Retrocessional Reinsurance.  We enter into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedents.  In providing retrocessional coverage, we focus on reinsurance that covers the retrocedent on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a contractually specified attachment point.  The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas.  Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage.

          Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an uncertain level of correlation with other existing reinsurance contracts.  In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly.  Moreover, exposures from retrocessional business can change within a contract term if the underwriters of a retrocedent dramatically alter their book of business after retrocessional coverage has been bound.

          We have been able to achieve a significant position in the property catastrophe retrocessional market and have considerable experience in successfully underwriting property catastrophe retrocessional business.  We have developed proprietary risk models that take into account the lack of transparency in the underwriting information and allow us to view this business within the context of our entire portfolio.  Our tenure in this business has allowed us to develop the relationships and market knowledge necessary to manage the risk associated with a retrocedent’s alteration of its book of business after we have bound coverage.  Generally our normal maximum capacity on any one program is $20.0 million per event.

          Property Risk Excess Reinsurance.  Our property risk excess business reinsures individual property risks of ceding companies on a treaty basis.  This business is comprised of a highly diversified portfolio of property risk excess reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients.  Loss exposures in this business include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake.  For the year ended December 31, 2004, approximately 12% of the clients reinsured by us in this business were located in North America and approximately 88% were located internationally, based on net premiums written.

          Because the reinsurance contracts written in this business are exposed to losses on an individual policy basis, we underwrite and price the agreements based on anticipated claims frequency.  We use actuarial techniques to examine our ceding companies’ underwriting results as well as the underwriting results from the ceding companies with comparable books of business and pertinent industry results.  These experience analyses are compared against actuarial exposure analyses to refine our pricing assumptions.  Our pricing also takes into account our variable and fixed expenses and our assessment of an appropriate return on the capital required to support each individual contract relative to our portfolio of risks.

          Reinsurance contracts that provide coverage of individual underlying insurance policies may contain significant risk of accumulation of exposures to natural and other perils.  Our underwriting process explicitly recognizes these exposures.  Natural perils, such as windstorm, earthquake and flood, are analyzed through our catastrophe modeling systems.  Other perils, such as fire and terrorism events, are considered on a contract-by-contract basis and monitored for cumulative aggregate exposure.

          This property per risk business operates as a subscription market.  Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing and terms and conditions.  Generally, our normal maximum capacity on any one program is $5.0 million on any one risk.

          Aerospace Reinsurance.  Our aerospace business includes hull, aircraft liability, aircraft products and space coverages.  We write all of these exposures as reinsurance and retrocessional coverages.  In all cases, we track our exposures by original insured in order to monitor our maximum exposures by major airline and by major manufacturer.  The space business includes satellite launch and in-orbit coverage.  We have chosen to write space business predominately on a proportional reinsurance basis where we seek to provide retrocessional support to underwriters that have demonstrated a positive track record in this business.

          Marine Reinsurance.  The marine portfolio is currently very limited and provides retrocessional coverage primarily against large insured market losses in the offshore energy, protection and indemnity, and pollution business segments.

Operating Segments-Exited Lines

          Our exited lines segment consists principally of North American general liability, commercial and personal auto liability, risk excess and other liability coverages and International pro rata casualty coverages, all business written through PXRE Lloyd’s Syndicate 1224, and credit coverages and finite risk coverages.  In the third quarter of 2000, we ceased accepting new and renewal risks at PXRE Lloyd’s Syndicate 1224.  We ceased underwriting virtually all of the other non-finite business within the exited lines segment in 2001 and all premiums written and earned relate to reinsurance contracts that were entered into prior to September 2001, but for which coverage had not expired.  We ceased underwriting finite risk business in 2004.  The exited lines segment accounted for $2.4 million and $12.2 million of net premiums written in 2004 and 2003, respectively.  Net premiums written for the year ended December 31, 2003 for this segment decreased 89% from net premiums written for 2002.  Virtually all of the premiums under these contracts have now been earned and we do not expect to report a material amount of premiums in this segment in 2005.  In 2004, 2003 and 2002, the exited lines segment produced underwriting losses of $22.8 million, $39.0 million and $19.8 million, respectively.  Underwriting losses for the exited lines segment in 2004 relate primarily to litigation described in Item 3 – Pending Legal Proceedings.

          The following table presents the distribution of our net premiums written, net premiums earned, losses incurred, commissions and brokerage, net of fee income and our underwriting income (loss) for the periods indicated under our exited lines segment.

	Year Ended December 31,

Exited lines segment:	2004	2003	2002

($000’s)
Net Premiums Written (1)
North American	$2,469	$9,061	$111,255
International	(119)	3,127	(720)

	$2,350	$12,188	$110,535

Net Premiums Earned (1)
North American	$6,374	$55,671	$75,951
International	(121)	3,199	9,179

	$6,253	$58,870	$85,130

Losses Incurred
North American	$32,067	$76,151	$65,177
International	(4,618)	9,989	7,903

	$27,449	$86,140	$73,080

Commissions and Brokerage, Net of Fee Income
North American	$1,180	$11,354	$28,512
International	417	356	3,351

	$1,597	$11,710	$31,863

Underwriting Income (Loss) (2)
North American	$(26,873)	$(31,834)	$(17,738)
International	4,080	(7,146)	(2,075)

	$(22,793)	$(38,980)	$(19,813)

(1)	Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.

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

Business: Underwriting

          We pursue a core strategy of leveraging the specialized analytical and underwriting expertise of our reinsurance professionals in short-tail, high-severity, low frequency lines of business.  Our underwriting process emphasizes a team approach among our underwriters and is strictly geared toward profitability rather than market share, with a resulting willingness to reduce underwriting commitments in a soft market.

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

          We utilize a two-tier approach to risk management, including both overall risk limits and a portfolio optimization system.  Our portfolio optimization system incorporates third-party catastrophe modeling software and internally developed models.  Our software tools use exposure data provided by our ceding company clients to simulate catastrophic losses.  We have high standards for the quality and level of detail of the exposure data that we require and have an expressed preference for data at the zip code or postal code level or finer.

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

          Our portfolio is also subject to management-specified probabilistic risk limits for the business as a whole, by territory and by type of event.  Our management believes that the portfolio model is a valuable tool to supplement, but not replace, the experience and judgment of our underwriters.

          We maintain strict limits on our departmental underwriting authority.  All risks of up to $1.5 million per treaty program must be approved by a minimum of two underwriters, one of whom must be the department head.  All risks above $1.5 million must be referred to our underwriting committee.  The committee is comprised of our Chairman, Chief Executive Officer, Chief Operating Officer and one senior underwriter.  The number of committee members required for approval of a program increases with the amount of risk involved.  One underwriter and at least one member of the underwriting committee other than the underwriter’s department head must approve treaty program lines in excess of $1.5 million and up to $5.0 million.  At least two members of the underwriting committee must approve any treaty program lines that are greater than $5.0 million or any programs that are deemed outside the predominant risk distribution of the overall portfolio.

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

          PXRE is not a party to any so-called Market Service Agreements or Placement Service Agreements, nor does PXRE engage in any of the contingent commission or other practices that we understand to be the focus of the ongoing broker compensation investigations by the Attorney General’s office of certain states including New York, as reported in the press.

          In 2004 and 2003, approximately 100% and 96%, respectively, of gross premiums written were written in the broker market.  Approximately 78% of gross premiums written for the year ended December 31, 2004 was arranged through brokers individually representing 10% or more of gross premiums written including Benfield Greig Ltd. (approximately 25%), the worldwide branch offices of Guy Carpenter & Company, Inc., a subsidiary of Marsh & McLennan Companies, Inc. (approximately 23%), Aon Group Ltd. (approximately 16%), and Willis Re Inc. (approximately 14%).  The commissions we paid to these intermediaries are generally at the same rates as those paid to other intermediaries.  The Company’s policy is not to pay commissions based on volume.

Business: Competition

          Competitive forces in the property and casualty reinsurance industry are substantial.  We operate in an industry that is highly competitive and is undergoing a variety of challenging developments.  The industry has in recent years placed increased importance on size and financial strength in the selection of reinsurers.  This trend became more pronounced in the wake of September 11, 2001, with the formation of a number of large, well-capitalized reinsurance companies in Bermuda and the significant level of additional capital raised by existing competitors.  Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products that bring together capital markets and reinsurance experience.  We compete with numerous major reinsurance and insurance companies.  These competitors, many of which have substantially greater financial, marketing and management resources than us, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates.  We also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by us.

          Competition in the types of reinsurance business that we underwrite is based on many factors, including the perceived overall financial strength of a reinsurer, premiums charged, other terms and conditions, ratings of A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization, Standard & Poor’s Ratings Services (“S&P”), a division of the McGraw-Hill Companies, Inc., service offered, speed of service (including claims payment), and perceived technical ability and experience of staff.  The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor.  PXRE Reinsurance is licensed, accredited, or otherwise authorized or permitted to conduct reinsurance business in each of the 50 states and the District of Columbia, Puerto Rico, Bermuda, Colombia and Mexico, and until January 31, 2003, PXRE Reinsurance operated a branch in Belgium.  PXRE Bermuda is licensed to do business only in Bermuda.  PXRE Barbados is licensed only in Barbados.

          In particular, we compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Reinsurance, Inc., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. Competition varies depending on the type of business being insured or reinsured.

          It is difficult to accurately measure the annual industry premium related to catastrophe and risk excess reinsurance; and therefore, it is difficult to measure PXRE’s share of this market.  Several factors contribute to this lack of market information, including the fact that catastrophe reinsurance is often written by non-public reinsurance companies and public multi-line reinsurance companies often do not disclose the amount that they write.  While we have access to the transactions presented to us, we do not have access to all of the transactions in the market.  Furthermore, we may not know the final outcomes of all business submitted to PXRE due to (i) not receiving allocations on all business authorized and (ii) not authorizing all business submitted.  We do know however our share of business that we have bound.  For the recent January 1, 2005 renewals, our dollar weighted average is approximately 3.9% of the total.  We believe our market share is significantly less than 3.9% due to the reasons listed above, especially related to PXRE not having access to all business transacted.

Business: Ceded Reinsurance Agreements

          We selectively manage our catastrophe exposures, increase our underwriting commitments and generate fee income by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements.  We have a ceded reinsurance underwriting committee consisting of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and one senior underwriter responsible for the selection of reinsurers as quota share reinsurers or as participating reinsurers in the catastrophe coverage protecting us.  Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer.  This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization.  All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to our approval.  Although management carefully selects our retrocessionaires, we are subject to credit risk with respect to our retrocessionaires because the ceding of risk to retrocessionaires does not relieve us of our liability to clients.

          The following table sets forth certain information regarding the volume of premiums we ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

	Year Ended December 31,

($000’s)	2004	2003	2002

Gross premiums written	$346,035	$339,140	$366,768
Reinsurance premiums ceded:
Quota share reinsurers	(5,704)	(27,943)	(31,699)
Exited lines segment	—	608	(7,466)
Catastrophe coverage and other	(30,544)	(33,394)	(33,120)

Total reinsurance premiums ceded	(36,248)	(60,729)	(72,285)

Net premiums written	$309,787	$278,411	$294,483

          We had reinsurance recoverables of $69.2 million as of December 31, 2004, which represents a 57% decrease from the reinsurance recoverables of $162.4 million at December 31, 2003.  The decrease in reinsurance recoverables is primarily attributable to commutations and collection of outstanding balances.  Approximately 90% of our reinsurance recoverables at December 31, 2004 are either fully collateralized or reside with entities rated “A-” or its equivalent or higher by A.M. Best or S&P.  Our ten largest reinsurance recoverables as of December 31, 2004, ranked by the amount of the reinsurance recoverable, are listed below:

Reinsurer	Amount of Reinsurance Recoverable	Amount of Reinsurance Recoverable, Net of Collateral	Rating(1)

($000s)
Select Reinsurance Ltd.	$16,691	$—	NR
GE ERC Strategic Reinsurance Limited	16,060	—	A
Swiss Reinsurance America Corporation	10,798	8,660	AA
Auto-Owners Insurance Company	4,572	3,555	AAA
American Healthcare Indemnity Company	2,357	1,682	B
Merrimack Mutual Fire Insurance Company	1,998	1,713	A+
Trenwick America Reinsurance Corporation	1,663	1,430	D
Continental Casualty Company	1,615	1,613	A-
Farm Bureau Mutual Insurance Co. of MI	1,371	29	BBB
New Cap Reinsurance Corp. Ltd.	1,292	901	NR

	$58,417	$19,583

(1)
Ratings were assigned as of December 30, 2004. All ratings were as assigned by S&P, except the rating for Merrimack Mutual Fire Insurance Company and GE ERC Strategic Reinsurance Limited, which were assigned by A.M. Best.

          Since 1997, PXRE has entered into various reinsurance agreements with Select Reinsurance Ltd. (“Select Re”), a privately held Bermuda reinsurance company.  The primary reinsurance agreement between PXRE and Select Re was a quota share retrocessional agreement (“Obligatory Quota Share Treaty”), pursuant to which we have ceded varying proportional shares of our non-casualty reinsurance business ranging from a high of 16.5% in 2001 to a low of 2.62% in 1997.  These cessions satisfied an undertaking we entered into with Select Re to use commercially reasonable efforts to present Select Re with aggregate annual premiums equal to a minimum of 20% of Select Re’s shareholders’ equity (as defined in the undertaking).  This undertaking was amended in November 2002 and extended until 2005.  In return, Select Re was obligated to pay us a management fee of 15% based on the gross premiums ceded to them under the Obligatory Quota Share Treaty, which resulted in fee income of $0.8 million, $3.8 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002 respectively.  The cession percentage under the Obligatory Quota Share Treaty was reduced to 0% on January 1, 2004.

          Select Re has decided to explore a different strategic direction.  Accordingly, PXRE and Select Re entered into a commutation agreement, effective March 31, 2004, pursuant to which Select Re commuted all of its liability for business assumed under certain finite casualty contracts and for exited lines business assumed under the Obligatory Quota Share Treaty.  Pursuant to this commutation agreement, Select Re paid PXRE $10.2 million, which resulted in an underwriting gain for PXRE of $5.1 million for the quarter ended March 31, 2004.  Separately, as of September 30, 2004, Select Re and PXRE mutually agreed to terminate the Obligatory Quota Share Treaty and the related 20% undertaking.  PXRE further agreed to commute all outstanding liabilities under the Obligatory Quota Share Treaty and a number of other reinsurance agreements between PXRE and Select Re.  As a result, Select Re paid PXRE a commutation payment of $23.1 million as consideration for the commutation, which was effected pursuant to a commutation agreement, dated as of September 30, 2004.  The commutation resulted in underwriting income of $1.9 million during the quarter ended September 30, 2004.

          Following these commutations and as of December 31, 2004, only one in-force excess of loss treaty and two expired excess of loss treaties remain in effect between PXRE and Select Re (the “Non-Commuted Contracts”).  As of December 31, 2004, net assets of $31.1 million were due to us in the aggregate from Select Re with respect to the Non-Commuted Contracts.  Select Re has deposited $43.7 million in various reinsurance trusts as of December 31, 2004 to secure its obligations under the Non-Commuted Contracts.

          Mr. William Michaelcheck is a member of the Board of Select Re and also one of Select Re’s founding shareholders.  Mr. Michaelcheck is also the President and a major shareholder of Mariner Investment Group, Inc. (“Mariner”), which acts as the investment manager for our hedge fund and alternative investment portfolio.  During the years ended December 31, 2004, 2003 and 2002, we incurred investment management fees of $0.9 million, $0.8 million and $0.7 million respectively, relating to services provided by Mariner.

          The Company’s Board of Directors reviews the various transactions with Select Re at each of its meetings.  In addition, the Board of Directors requires the prior approval of the Company’s Chief Financial Officer for any transaction entered into with Select Re.

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

          In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information.  This reserving approach can cause significant development for an accident year when events occur late in the period.  As an event matures, we rely more on our own development patterns by type of event as well as contract information to project ultimate losses for the event.  Our loss estimation methods are described in more detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses.”

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

          Management believes that our overall liability for losses and loss expenses recorded as of December 31, 2004 is adequate.  There is a risk that our liability for losses and loss expenses could prove to be greater than expected in any year, because of the inherent uncertainty in the reserving process with a consequent adverse impact on future earnings and shareholders’ equity.  Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors.  Historically, we have focused on property related coverages.  In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period.  However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks that have an established historical pattern of losses.  In addition, we are required to make estimates of losses based on limited information from ceding companies as well as our own underwriting data due to the significant reporting delays that normally occur under our retrocessional book of business and with respect to insured losses that occur near the end of a reporting period.

          Historically, we have underwritten a small amount of casualty reinsurance.  In 1998, we began underwriting new casualty lines of business and, in 1999 and 2000 we substantially expanded our casualty and finite businesses.  In September 2001, we ceased underwriting non-finite casualty business.  In 2004, we ceased underwriting finite risk business.  With respect to our casualty business, significant delays, ranging up to several years or more, can be expected between the reporting of a loss to us and settlement of our liability for that loss.  As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claims handling procedures.  In addition, most of the risks reinsured in our finite business are also casualty risks and are subject to some of the same risks as our casualty business.  While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

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

          The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2004, 2003 and 2002.  Except with respect to certain workers’ compensation liabilities, discounted by $0.5 million and $0.6 million at December 31, 2004 and 2003, respectively, we do not discount our loss and loss expense liabilities; that is, we do not calculate them on a present value basis.

	Year Ended December 31,

($000’s)	2004	2003	2002

Gross GAAP liability for losses and loss expenses, beginning of year	$450,635	$447,829	$453,705
Gross provision for losses and loss expenses:
Occurring in current year	219,939	120,114	118,345
Occurring in prior years	17,570	57,006	39,851

Total gross provision	237,509	177,120	158,196

Gross payments for losses and loss expenses:
Occurring in current year	(18,234)	(27,304)	(19,753)
Occurring in prior years	(213,228)	(142,803)	(151,264)

Total gross payments	(231,462)	(170,107)	(171,017)

Retroactive reinsurance assumed	(1,037)	(8,074)	2,818
Foreign exchange and other adjustments	4,439	3,867	4,127

Gross GAAP liability for losses and loss expenses, end of year	$460,084	$450,635	$447,829

Ceded GAAP liability for losses and loss expenses, end of year	(61,215)	(146,924)	(207,444)

Net GAAP liability for losses and loss expenses, end of year	$398,869	$303,711	$240,385

          During 2004, we incurred losses from hurricanes Charley, Frances, Ivan and Jeanne, net of reinsurance recoverables and reinstatement premiums, of $111.7 million pre-tax.  We have only received a limited number of claims since these events occurred.  Additionally we incurred losses, net of reinstatement premiums and reinsurance recoverables, of $12.1 million related to the Asian Earthquake/Tsunami.  The loss information provided to us by cedents for this event has been very limited.  Our incurred loss for these events represents our best estimate, which is primarily based on extensive modeling, a detailed review of affected contracts and numerous discussions with our clients; however, our cedants, who have incurred losses from multiple events, have the ability to choose which losses to cede, and as such, in future periods they may reallocate losses amongst the 2004 events.  The ultimate impact of losses from these hurricanes and the Tsunami on our results of operations might therefore differ substantially from our estimated loss.

          The following table presents the development of our GAAP balance sheet liability for losses and loss expenses for the period 1994 through 2004.  The top line of the table shows the liabilities at the balance sheet date for each of the indicated years.  This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities.  The lower portion of the table shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year.  These estimates change as more information becomes known about the frequency and severity of claims for individual years.  A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate.  The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

          Each amount in the table below includes the effects of all changes in amounts for prior periods.  For example, if a loss determined in 1996 to be $150,000 was first reserved in 1994 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1994-1995 shown below.  This table does not present accident or policy year development data.

	Year Ended December 31,

($000’s, except percentages)	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Gross liabilities for losses and loss expenses	$460,084	$450,635	$447,829	$453,705	$251,620	$261,551	$102,592	$57,189	$61,389	$72,719	$81,836
Cumulative amount of liability paid through:
One year later		213,228	142,803	151,264	85,904	210,519	75,814	29,108	23,708	42,698	41,601
Two years later			320,231	262,860	140,051	265,904	102,526	39,853	40,673	55,620	58,968
Three years later				419,824	172,147	294,211	112,966	47,373	46,545	67,296	67,630
Four years later					287,101	308,432	118,441	50,085	52,220	70,676	76,762
Five years later						332,514	124,796	52,181	54,144	74,533	79,433
Six years later							129,476	54,615	55,863	75,741	82,930
Seven years later								56,330	57,324	76,376	84,049
Eight years later									58,680	77,104	84,672
Nine years later										78,316	85,339
Ten years later											86,501
Liabilities re-estimated as of:
One year later		471,368	500,643	499,773	285,959	338,881	135,227	57,280	66,257	83,228	87,818
Two years later			530,053	552,169	307,042	344,773	141,087	52,271	63,292	85,162	87,750
Three years later				588,899	330,963	351,349	139,220	63,151	61,178	83,178	90,409
Four years later					354,300	359,604	140,178	62,664	66,137	82,129	89,284
Five years later						369,589	143,745	63,973	65,819	85,820	88,326
Six years later							145,071	63,706	66,724	85,842	91,663
Seven years later								64,184	65,717	86,268	93,116
Eight years later									65,935	84,592	93,526
Nine years later										85,184	91,848
Ten years later											92,534
Gross reserves of TREX at date of merger									9,589	5,242	2,067
Gross reserve for elimination of one quarter lag for UK subsidiary							(1,191)
Gross retroactive accounting		(1,037)	(8,074)	2,817	2,055
Foreign exchange and other adjustments		4,200	3,830	3,290	2,570	1,662	453	137	112	96	45
Gross cumulative redundancy (deficiency) through December 31, 2004:
Amount		(17,570)	(86,468)	(129,087)	(98,055)	(106,376)	(43,217)	(6,858)	5,155	(7,127)	(8,586)
Percentage		(4%)	(19%)	(28%)	(39%)	(41%)	(43%)	(12%)	7%	(9%)	(10%)
Retrocessional recoveries		5,539	17,088	26,195	21,758	28,523	11,249	5,378	(727)	7,434	3,305
Net cumulative redundancy (deficiency) through December 31, 2004:
Amount		(12,031)	(69,380)	(102,892)	(76,297)	(77,853)	(31,968)	(1,480)	4,428	307	(5,281)
Percentage		(4%)	(29%)	(50%)	(49%)	(49%)	(46%)	(3%)	8%	1%	(10%)

          In calendar years 2004, 2003, 2002, 2001 and 2000 we experienced adverse development of $12.0 million, $44.7 million, $23.9 million, $19.3 million and $59.6 million, respectively.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines is due primarily to $13.7 million of adverse loss development on a finite contract with Lumbermens Mutual Casualty Company (“LMC”).  During the fourth quarter of 2004, this contract was commuted as described in Item 3-Pending Legal Proceedings.  We also experienced $19.7 million of adverse development on our direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines offset the adverse development experienced on our contract with LMC and our direct reinsurance operations.  During the third and fourth quarters of 2004 we completed commutations of two exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

          During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance agreement with LMC noted above.

          During 2002, we experienced net adverse development of $23.9 million for prior-year loss and loss expenses, with $16.9 million from our exited lines segment, $16.2 million of which was due to loss development on our exited direct casualty reinsurance operations.

          During 2001, we experienced net adverse development of $19.3 million for prior-year loss and loss expenses.  The adverse development was due primarily to international casualty ($4.5 million), marine excess ($2.7 million), winter storm Anatol ($2.7 million) and exited direct casualty reinsurance ($2.4 million).

          In each of the calendar years 2001 to 2004, our direct casualty business has sustained losses beyond what was originally estimated.  We underwrote this business primarily from 1999 to 2001.  Initially, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses,” we utilized several loss reserving techniques, including those which were dependent on industry loss reporting patterns as provided by various industry sources, estimates of pricing adequacy as measured by the expected loss ratio, and earned premiums.  As the data and the business have matured, we have placed more weight on loss development techniques that rely on the loss reporting pattern and reported losses.  As a result of shifting to actuarial methodologies more appropriate to a seasoned portfolio as well as new information from both the industry and clients, we have re-estimated our incurred losses recorded related to our direct casualty business for several years.

          During 2000, we experienced net adverse development of $59.6 million for prior-year loss and loss expenses, $43.4 million of which was due to loss development from catastrophic events that occurred late in 1999.

          In the last week of December 1999, French storms Lothar and Martin resulted in significant losses to several of our reinsureds.  Because of the lateness in the year of the storms’ occurrences and the unprecedented nature of the catastrophes, only limited relevant data could be obtained from both our clients and the industry by the time the loss reserving estimates were required to be determined.  As a result, our reserves (which utilize industry data as a check on client-supplied data) were increased in subsequent years due to the events that occurred at year-end 1999.  There was a similar result in the estimation of losses due to Hurricane George, which occurred in 1998, in that industry wide losses were significantly underestimated.

          A large portion of our adverse development during the previous five years is due to significant industry-wide underpricing of underwriting years 1998 to 2001.  The complete effect of the soft market during that period was not initially reflected in the historical industry loss ratios.  We estimate that the underpricing of these three underwriting years amounted to $21.2 million of the $44.7 million of 2003 adverse development, $17.0 million of the $23.9 million of 2002 adverse development, $9.0 million of the $19.3 million of adverse development in 2001 and $10.5 million of the $59.6 million of adverse development in 2000.

          The adverse development in each of the years discussed above is due to a variety of factors outlined in the section “Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses”, including late reporting by clients (particularly retrocedents) and the imprecise nature of the actuarial science accentuated when the risk is catastrophe coverage rather than large numbers of homogeneous small dollar risks.  Our reserving assumptions are updated on an ongoing basis as new information becomes available to minimize this residual adverse development, which arises from many causes.

          Conditions and trends that have affected reserve development in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate the future adequacy or inadequacy of our reserves based on the foregoing.

Business: Investments

          Our investment strategy focuses on maintaining the majority of our investment portfolio in high quality fixed income investments while allocating a percentage of the portfolio to a well diversified portfolio of hedge fund investments.  As of December 31, 2004, approximately 88.2% of our investment portfolio was comprised of fixed maturity and short-term securities with a weighted average credit rating of AA+ and approximately 11.8% of our portfolio was comprised of investments in 23 different hedge funds and other limited partnerships.  Our diversified managed hedge fund strategy has generated only one quarter of negative returns over the past eight years.  One of our goals with respect to the investment portfolio is to achieve a low correlation between risks in our underwriting operation and risks in our investment portfolio.  We utilize outside portfolio managers to manage our investments, with strict oversight by management and our Board of Directors.

          We have established general procedures and guidelines for our investment portfolio.  General Re-New England Asset Management, Inc. (“NEAM”) and Mariner, a specialist in alternative investments, are our principal investment managers.  Our investment policies stress conservation of principal, diversification of risk and liquidity.  Our invested assets consist primarily of bonds with fixed maturities, hedge funds, and short-term investments, but also include limited amounts of other non-hedge fund limited partnership investments.  Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

          At December 31, 2004, we had, at fair value, $717.3 million in fixed maturities, $296.3 million in short-term investments (which we define as investments which have an original maturity of one year or less), $129.1 million in hedge fund limited partnerships, and $6.8 million in other invested assets that are comprised of other limited partnerships.  At December 31, 2004, hedge fund investments were allocated among seventeen managers, with fair values ranging from $0.9 million to $17.2 million.  See Note 4 of Notes to Consolidated Financial Statements.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Valuation of Investments” and Item 7A. “Investments” for further information regarding our investment portfolio, including our hedge fund portfolio.

          The following table summarizes our investments at December 31, 2004 and 2003 at carrying value:

	Analysis of Investments

	December 31, 2004		December 31, 2003

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$62,009	5.4%	$40,237	4.2%
Foreign denominated securities	15,483	1.3	21,451	2.3
United States government sponsored agency debentures	121,954	10.6	115,440	12.2
United States government sponsored agency mortgage-backed securities	99,911	8.7	134,323	14.2
Other mortgage and asset-backed securities	170,013	14.8	146,196	15.4
Obligations of states and political subdivisions	2,054	0.2	18,584	2.0
Corporate securities	245,857	21.4	162,878	17.2

Total fixed maturities	717,281	62.4	639,109	67.5
Short-term investments	296,318	25.8	175,771	18.6

Total	1,013,599	88.2	814,880	86.1
Hedge funds	129,118	11.2	121,466	12.8
Other invested assets	6,823	0.6	10,173	1.1

Total investment portfolio	$1,149,540	100.0%	$946,519	100.0%

          At December 31, 2004, the fair value of our investment portfolio exceeded its cost by $42.1 million, of which $43.7 million related to limited partnerships and other invested assets and $1.6 million related to unrealized depreciation on fixed maturities.  At December 31, 2003, the fair value of our investment portfolio exceeded its cost by $39.5 million, of which $35.7 million related to limited partnerships and trading portfolios and $3.8 million related to unrealized appreciation on fixed maturities.

          The following table indicates the composition of our fixed maturity investments, including short-term investments, at fair value, by time to maturity at December 31, 2004 and 2003:

	Composition of Investments By Maturity

	December 31, 2004		December 31, 2003

($000’s, except percentages)	Amount	Percent	Amount	Percent

Maturity (1)
One year or less	$375,174	37.0%	$197,757	24.3%
Over 1 year through 5 years	560,838	55.3	435,373	53.4
Over 5 years through 10 years	65,386	6.5	172,737	21.2
Over 10 years through 20 years	5,200	0.5	392	—
Over 20 years	7,001	0.7	8,621	1.1

Total fixed maturities and short-term investments	$1,013,599	100.0%	$814,880	100.0%

(1)	Based on expected maturity dates, which consider call options and prepayment assumptions.

          The average yield to maturity of our fixed maturities portfolio, including short-term investments at December 31, 2004 and 2003 was 3.4% and 3.2%, respectively.

           The following table indicates the composition of our fixed maturities portfolio, at fair value, excluding short-term investments, by rating at December 31, 2004 and 2003:

	Composition of Fixed Maturities Portfolio By Rating (1)

	December 31, 2004		December 31, 2003

($000’s, except percentages)	Amount	Percent	Amount	Percent

United States government securities	$62,009	8.6%	$40,237	6.3%
Foreign denominated securities
Aaa and/or AAA	13,401	1.9	15,808	2.5
Aa2 and/or AA	2,082	0.3	5,643	0.9
United States government sponsored agency debentures
Aaa and/or AAA	121,433	16.9	114,926	18.0
Aa2 and/or AA	521	0.1	514	0.1
United States government sponsored agency mortgage-backed securities	99,911	13.9	134,323	21.0
Other mortgage and asset-backed securities
Aaa and/or AAA	159,162	22.2	130,256	20.4
Aa2 and/or AA	10,804	1.5	12,271	1.9
A2 and/or A	—	—	3,447	0.5
Not rated or below BB	46	0.1	222	0.1
Obligations of states and political subdivisions
Aaa and/or AAA	812	0.1	11,540	1.8
Aa2 and/or AA	1,242	0.2	7,044	1.1
Corporate securities
Aaa and/or AAA	20,926	2.9	5,332	0.8
Aa2 and/or AA	31,390	4.4	16,918	2.6
A2 and/or A	165,823	23.1	123,588	19.3
Baa2 and/or BBB	22,519	3.1	16,811	2.6
Ba2 and/or BB	5,200	0.7	229	0.1

Total fixed maturities	$717,281	100.0%	$639,109	100.0%

Aaa and/or AAA	$477,654	66.6%	$452,422	70.8%
Aa2 and/or AA	46,039	6.4	42,390	6.6
A2 and/or A	165,823	23.1	127,035	19.9
Baa2 and/or BBB	22,519	3.2	16,811	2.6
Ba2 and/or BB and/or below	5,246	0.7	451	0.1

Total fixed maturities	$717,281	100.0%	$639,109	100.0%

(1)
Ratings as assigned by Moody’s and S&P, respectively.  Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.  Where Moody’s and S&P have different ratings for a security, the lower rating is used for classification.

          The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2004:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$49,213	$(323)	$—	$—
United States government sponsored agency debentures	90,815	(794)	—	—
United States government sponsored agency mortgage- backed securities	13,025	(11)	6,519	(150)
Other mortgage and asset-backed securities	112,257	(2,999)	12,253	(504)
Obligations of states and political subdivisions	1,242	(8)	—	—
Corporate securities	149,412	(2,220)	26,014	(666)

Total temporarily impaired securities	$415,964	$(6,355)	$44,786	$(1,320)

          The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2003:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States treasury securities	$30,614	$(61)	$—	$—
United States government sponsored agency debentures	34,384	(1,439)	—	—
United States government sponsored agency mortgage- backed securities	52,337	(222)	—	—
Other mortgage and asset-backed securities	71,545	(985)	—	—
Corporate securities	54,656	(1,501)	—	—

Total temporarily impaired securities	$243,536	$(4,208)	$—	$—

          Set out below are the actual total returns of the different elements of our investment portfolio, together with the indices against which we benchmark the portfolio’s performance.  We use the Lehman Intermediate AA Credit Index for fixed maturities, 1-month LIBOR for short-term investments and the CISDM Fund of Funds Index for hedge funds and other investments.  In 2003 the benchmark used for fixed maturities was a composite derived from the Lehman Aggregate Index, the Lehman Government 1-3 Year Index, and the Lehman AA Credit Index.  Since we do not have an equity portfolio, the Standard & Poor’s 500 Index is not used as a comparative measure of performance.

	Year Ended December 31,

	2004		2003

Actual vs. Benchmark Total Return	Actual	Benchmark	Actual	Benchmark

Fixed maturities	2.7%	2.5%	3.3%	3.2%
Short-term investments	1.4%	1.6%	1.1%	1.2%
Total fixed maturities and short-term investments	2.3%	2.2%	2.8%	2.7%
Hedge funds	7.8%	6.8%	11.8%	9.9%
Other invested assets	13.3%	6.8%	0.0%	9.9%
Total investment portfolio	3.1%	2.8%	4.0%	3.8%

          The investment committee of our Board of Directors and management periodically evaluate the composition of the investment portfolio and reposition the portfolio in response to market conditions in order to improve total risk-adjusted returns while maintaining liquidity and superior credit quality.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Market Risk.”

Business: Ratings

          A.M. Best maintains a letter scale rating system ranging from “A++” (superior) to “F” (in liquidation).  S&P maintains a letter scale rating system ranging from “AAA” (extremely strong) to “R” (under regulatory supervision).  PXRE Group Ltd., including its main operating subsidiaries, PXRE Reinsurance and PXRE Bermuda, is rated “A” (excellent) by A.M. Best, which is the third highest of fifteen rating levels, and “A” (strong) by S&P, which is the sixth highest of twenty-one rating levels.

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

          It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies.  Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition or future prospects, but such an effect could potentially be materially adverse.  As of January 1, 2005, 47% of our business (by premium volume) is subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings.

          In addition, certain of our ceded excess of loss reinsurance contracts require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers if A.M. Best were to downgrade us below “A–.”  In addition, certain other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel the contract and require us to pay a termination fee.  The amount of the termination fee would be dependent upon various factors, including level of loss activity.

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

          State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure.  An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Company would become subject to at least some of such regulations, would require approval by the Connecticut Insurance Commissioner prior to acquiring such shares and would be required to file certain notices and reports with the Connecticut Insurance Commissioner prior to such acquisition.  See “Market for Registrant’s Common Equity and Related Stockholder Matters” for a discussion of other limitations on voting and ownership of the Company’s securities contained in the Company’s Bye-Laws.

          The principal sources of cash for the payment of operating expenses, debt service obligations, and dividends by the Company are the receipt of dividends from PXRE Reinsurance, PXRE Bermuda and PXRE Barbados.  Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders’ surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP.  Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside our control, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions.  The maximum amount of dividends or distributions that PXRE Reinsurance may declare and pay without regulatory approval during 2005 is limited to approximately $22.5 million.  During 2004, PXRE Reinsurance paid dividends of $42.5 million.  In addition, as approved by the Insurance Department of the State of Connecticut, PXRE Reinsurance distributed capital of $57.5 million and $100.0 million in the third and fourth quarters of 2004, respectively.  See below for a discussion of dividend restrictions applicable to PXRE Bermuda and PXRE Barbados.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Capital Resources.”

          Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the “NAIC”).  The NAIC assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation.  The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company’s products and investment portfolio to identify weakly capitalized companies.  As of December 31, 2004, PXRE Reinsurance’s surplus was $224.9 million and substantially exceeded its calculated risk-based capital authorized control level, which was $27.0 million.

          The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies twelve industry ratios and specifies “usual values” for each ratio.  Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.  For the years ended December 31, 2004, 2003 and 2002, PXRE Reinsurance’s results were within the usual values for each of the twelve ratios, except for 3 ratios in 2004, three ratios in 2003 and three ratios in 2002.  The 3 ratios that fell outside the range in 2004 were due to (a) decreases in net writings in 2004 due to a decrease in finite premiums in 2004 compared to 2003 and net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) decreased surplus primarily due to dividends paid and distributions.  The three ratios that fell outside of the range in 2003 were due to (a) decreases in net writings in 2003 due to a decrease in finite premiums in 2003 compared to 2002 and net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) decreased surplus primarily due to dividends paid.  The three ratios that fell outside the usual range in 2002 were due to (a) increases in net writings in 2002 due to the hardening market following September 11, 2001 and the decreased net writings in 2001 due to premiums ceded as a result of September 11, 2001, (b) decreased investment yield associated with general market interest rate levels in 2002 and interest on funds held, and (c) reserve deficiencies relative to surplus due to deficiencies in PXRE’s exited lines segment which included its direct writing unit.

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

Bermuda

          The Insurance Act 1978 of Bermuda and related regulations, as amended (collectively, the “Act”) impose on Bermuda insurance companies, including PXRE Bermuda, solvency and liquidity standards and auditing and reporting requirements, and grants to the Bermuda Monetary Authority (“BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies.

          The Act provides that the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.  PXRE Bermuda, as a Class 4 insurer, is required to maintain a minimum solvency margin equal to the greatest of:  (a) $100 million, (b) 50% of net premiums written (with a deduction for ceded reinsurance from gross premiums written not exceeding 25% of gross premiums written) or (c) 15% of loss reserves.  In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio.  If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.  If its total capital and surplus falls to $75.0 million or less, it will have to comply with additional reporting requirements as mandated by the BMA.

          As a Class 4 insurer, PXRE Bermuda also is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements, and two of its directors along with its principal representative must also sign an affidavit stating that its solvency margin will still be met after such dividend.  A similar affidavit must be signed by the same parties if a dividend greater than 25% of total statutory capital and surplus, as set out in its previous year’s statutory balance sheet, is declared.  If it appears to the BMA that there is a risk of the insurer becoming insolvent or that it is in breach of the Act or any conditions imposed upon its registration, the BMA may, in addition to the restrictions specified above, direct the insurer not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the BMA may think fit.

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

          Under the Companies Act, PXRE Bermuda may not lawfully declare or pay a dividend or make a distribution from contributed surplus unless there are reasonable grounds for believing that it is, or will after payment of the dividend be, able to pay its liabilities as they become due, or that the realizable value of its assets will, after payment of the dividend, be greater than the aggregate value of its liabilities, issued share capital and share premium accounts.

          At December 31, 2004, PXRE Bermuda’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

          As a registered Class 4 insurer, PXRE Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions.  The appointment of the loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.  James Matusiak of PXRE Reinsurance Ltd. has been approved to act as PXRE Bermuda’s loss reserve specialist.

Barbados

          PXRE Barbados is subject to regulation under Barbados’ Insurance Act, 1996, (the “Barbados Act”).  Under the Barbados Act, PXRE Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities and (c) the stated capital accounts are maintained in respect of all classes of shares.

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

United Kingdom

          PXRE Limited and PXRE Lloyd’s Syndicate 1224 are subject to regulation by Lloyd’s.  The form of that regulation is prescribed by the Lloyd’s Act of 1982 and Lloyd’s internal regulatory bye-laws and directions.  The regulation and supervision to which PXRE Limited is subject relate primarily to the maintenance of a risk based capital requirement (by way of a deposit of securities with Lloyd’s to support its underwriting) and prescribed methods of accounting.  PXRE Lloyd’s Syndicate 1224 has to comply with accounting regulation, internal reporting, and is subject to periodic examinations of compliance.  The Lloyd’s market is regulated externally by the Financial Services Authority, although the day-to-day regulation of the market remains the responsibility of the Council of Lloyd’s.  All cash and invested assets of PXRE Lloyd’s Syndicate 1224, amounting to approximately $11.9 million at December 31, 2004, are restricted from being paid as a dividend until the run off is completed.  PXRE in connection with the capitalization of PXRE’s Lloyd’s Syndicate 1224, has placed on deposit $22.5 million par value of securities as collateral for Lloyd’s of London.

Business: Taxation of PXRE and its Subsidiaries

          The following summary of the taxation of the Company, PXRE Bermuda, PXRE Barbados, PXRE Europe and our U.S. subsidiaries, including PXRE Reinsurance (collectively, the “PXRE U.S. Companies”) is based upon current law.  Legislative, judicial or administrative changes may be forthcoming that could affect this summary.  Certain subsidiaries and branch offices of PXRE are subject to taxation related to our operations in the United Kingdom and Belgium.

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

Barbados

          Under Barbados law, PXRE Barbados is subject to tax on its worldwide income at the normal corporation tax rate of 36%. PXRE Barbados is allowed a tax credit in respect of premiums from insurance business and investment income that does not originate in Barbados (“foreign business”). To the extent that the foreign business constitutes more than 81% of the aggregate total insurance business and investment returns of PXRE Barbados, PXRE Barbados will be allowed a tax credit of 93%, thereby reducing the effective tax rate in Barbados to 2.5%.

United States

          The PXRE U.S. Companies carry on business in, and are subject to taxation in, the United States.  The Company believes that it and its subsidiaries, other than the PXRE U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States.  Tax conventions between the United States and Bermuda may provide relief to PXRE Bermuda if it is deemed to be engaged in the conduct of a U.S. trade or business.  Under the tax convention between Bermuda and the United States (the “Bermuda Treaty”), a Bermuda company predominantly engaged in the insurance business, such as PXRE Bermuda, is subject to U.S. income tax on its insurance income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States.  As a holding company that is not predominantly engaged directly in an insurance business, the Company is not entitled to the benefits of the Bermuda Treaty.  Each of the Company, PXRE Bermuda and PXRE Barbados operate under guidelines that are intended to minimize the risk that they will be treated as engaged in a U.S. trade or business; and PXRE Bermuda operates under guidelines that are intended to minimize the risk that it will be found to have a U.S. permanent establishment.

          On this basis, we do not expect that the Company and our subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below).  However, irrespective of such guidelines, there can be no assurance that PXRE Bermuda will qualify for the Bermuda Treaty now or in the future, or that the Bermuda Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that they currently provide.

          In addition, because there is uncertainty as to the activities that constitute being engaged in a trade or business in the United States, there can be no assurances that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States.  The maximum federal tax rates currently are 35% for a corporation’s income that is effectively connected with a trade or business in the United States.  In addition, the U.S. imposes a branch profits tax of 30% each year on a foreign (or non-U.S.) corporation’s earnings and profits (with certain adjustments) effectively connected with its U.S. trade or business that are deemed repatriated out of the United States, for a potential maximum effective tax rate of approximately 55% on the net business connected with a U.S. trade or business.

          A report recently issued by the Joint Committee on Taxation contains a legislative proposal that, if enacted, would treat a foreign corporation as a U.S. corporation for U.S. federal income tax purposes, and therefore subject to U.S. federal income tax on all of its income, if its primary place of management and control is located within the United States.  A corporation’s primary place of management and control would be where the executive officers and senior management of the corporation exercise their day-to-day responsibility for the strategic, financial and operational policy decision making for the corporation.  The proposal is proposed to be effective two years after its enactment.  We are unable to predict whether this or any similar legislative proposal will be enacted, the exact form any such legislation may ultimately take and what impact any such legislation would have on us.

          The Company and its non-U.S. subsidiaries are subject to U.S. withholding tax at the 30% rate on certain income from U.S. sources which is not considered effectively connected with the conduct of a U.S. trade or business.  This rate is generally reduced to 5% under the tax convention between the United States and Barbados (the “Barbados Treaty”) and we believe the reduced rate was applicable to dividends paid to PXRE Barbados by our U.S. subsidiaries prior to January 1, 2005.  The United States and Barbados recently ratified a protocol to the Barbados Treaty, however, which likely renders PXRE Barbados ineligible for benefits under that treaty, including the reduced rate of withholding tax.  The protocol is effective as of January 1, 2005.

          Legislation has been adopted which allows the IRS to reallocate the amount of income between related persons who are parties to a reinsurance transaction.  Accordingly, it is possible that the IRS could alter the terms of the reinsurance agreements between the PXRE U.S. Companies and PXRE Bermuda and PXRE Barbados.

Business: Employees

          We employed 62 full-time employees at December 31, 2004.  No employees are represented by a labor union, and management considers its relationship with employees to be excellent.

          A significant number of the PXRE’s Bermuda based employees, including senior management of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities.  The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards for the advertised position.  The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.  Substantially all of our key officers, including our Chief Executive Officer, Chief Financial Officer, most executive vice presidents and key reinsurance underwriters are working in Bermuda under work permits that will expire over the next five years.  The Bermuda government could refuse to extend these work permits.  If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

Business: Available Information

          We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any documents we file at the SEC’s public reference room at room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that we file electronically with the SEC.  The SEC’s website is http://www.sec.gov.

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

          We also post the following PXRE corporate governance documents on our website:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Nominating/Corporate Governance Committee Charter

•	Human Resources Charter

•	Code of Business Conduct and Ethics for Directors, Officers and Employees

          We will deliver any of these corporate governance documents free of charge upon request by any investor.  Investors should contact Citigate Sard Verbinnen, our regularly retained investor relations consultant by calling James Tully at 1-212-687-8080 to request any of those documents.

          The information on our website is not incorporated by reference into this report.

Item 2.	Properties

          PXRE leases office space in Bermuda where our principal executive offices are located, and in Edison, New Jersey, where PXRE Reinsurance’s principal offices are located.  We also lease office space in Brussels, Belgium.  Our properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located.  PXRE believes the facilities it occupies are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Pending Legal Proceedings

          In April 2000, PXRE Reinsurance entered into an aggregate excess of loss retrocessional reinsurance agreement (the “XOL Retro Treaty”) with Lumbermens Mutual Casualty Company (“LMC”).  In the XOL Retro Treaty, PXRE Reinsurance reinsured a portfolio of treaties underwritten by a former business unit of LMC, which had been divested.  Pursuant to this XOL Retro Treaty, PXRE Reinsurance agreed to indemnify LMC for losses in excess of a 75% paid loss ratio on this underlying portfolio of treaties up to a 100% paid loss ratio, subject to an aggregate limit of liability of $50.0 million.

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

          In October 2004, the court granted partial summary judgment to LMC and dismissed PXRE Reinsurance’s fraud claims and breach of the duty of utmost good faith arising out of alleged misconduct by LMC prior to the binding of the XOL Retro Treaty.  In response to the Court’s decision, we recorded additional loss reserves of $14.7 million relating to the XOL Retro Treaty as of September 30, 2004.  This resulted in a negative after tax impact of $9.6 million on earnings in the quarter ended September 30, 2004.

          We subsequently commuted the XOL Retro Treaty and settled the litigation in December 2004 for less than our carried loss reserves, which resulted in after-tax earnings of $1.7 million during the fourth quarter of 2004.

          We are subject to other litigation and arbitration in the ordinary course of business.  Management does not believe that the eventual outcome of any such pending litigation or arbitration is likely to have a material effect on our financial condition or business.  Pursuant to our insurance and reinsurance arrangements, disputes are generally required to be finally settled by binding arbitration.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Common Shares

          The Company’s common shares are listed on the New York Stock Exchange under the symbol “PXT.”  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company’s common shares as reported by the New York Stock Exchange and cash dividends per common share declared and subsequently paid:

	Closing Price

	High	Low	Dividends

2004:
First Quarter	$28.50	$23.89	$0.06
Second Quarter	27.94	23.20	0.06
Third Quarter	25.71	22.25	0.06
Fourth Quarter	25.21	22.70	0.06
2003:
First Quarter	$26.00	$19.00	$0.06
Second Quarter	22.00	19.05	0.06
Third Quarter	19.90	16.90	0.06
Fourth Quarter	24.20	17.75	0.06

          As of February 25, 2005, there were 20,586,386 common shares issued and outstanding, which shares were held by approximately 160 shareholders of record and, based on the Company’s best information, by approximately 1,200 beneficial owners of the common shares.  See Notes 10 and 11 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

          In April 2002, the Company issued 15,000 Convertible Voting Preferred Shares (the “Preferred Stock”).  As of February 25, 2005, there were 16,387 shares of Preferred Stock outstanding that are ultimately convertible into 12.2 million common shares, representing approximately 37.3% of the Company’s outstanding common shares on a fully diluted basis as of February 25, 2005.  See “Market for Registrant’s Common Equity and Related Shareholder Matters--Preferred Shares” below.

          The payment of dividends on the common shares is subject to the discretion of the Company’s Board of Directors, which will consider, among other factors, our operating results, overall financial condition, capital requirements and general business conditions.  There can be no assurance that dividends will be paid in the future.  Under the terms of the Preferred Stock, the payment of dividends on the Company’s common shares is subject to the following limitations: (i) no dividend may be paid upon the common shares if the dividends payable upon the Preferred Stock are overdue, (ii) the amount of dividends paid with respect to the common shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the “Permitted Dividend Amount”) without the consent of the majority of holders of the Preferred Stock; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to common shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital shares of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount.  For this purpose, the term “Permitted Tender Offer Amount” means an amount equal to 20% of the cumulative amount by which our consolidated net income in any calendar year commencing with the year ending December 31, 2002 exceeds $50.0 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of our capital shares on or after December 10, 2001.

          As a holding company, the Company is dependent upon dividend payments from its subsidiaries, including PXRE Reinsurance and PXRE Bermuda, to pay dividends to the Company’s shareholders.  PXRE Reinsurance is subject to U.S. state laws, and PXRE Bermuda is subject to Bermuda law, which may restrict their ability to distribute dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Business – Regulation” for further information concerning restrictions under U.S. and Bermuda law.

          Under the Company’s Bye-Laws, subject to certain exceptions and to waiver by the Company’s Board of Directors on a case by case basis, no transfer of the Company’s shares is permitted if such transfer would result in a shareholder owning, directly or indirectly, more than 9.9% of the voting power of the outstanding shares, including common shares, of the Company or more than 9.9% of the outstanding shares of any class of the Company’s shares.  Ownership is broadly defined in the Company’s Bye-Laws.

          The Company may refuse to register any such transfer on the Company’s share transfer records.  A transferee will be permitted to promptly dispose of any of the Company’s shares purchased that violate the restriction and as to the transfer of which registration is refused.  The transferor of such shares of the Company will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such shares has been so registered.

          In addition, in the event that the Company becomes aware of a shareholder owning more than 9.9% of the voting power of the Company’s outstanding shares after a transfer of shares has been registered, the Company’s Bye-Laws provide that, subject to the same exceptions and waiver procedures, the voting rights with respect to the shares of the Company owned by any such shareholder will be limited to a voting power of 9.9%.  The Board of Directors has determined to waive this requirement with respect to Capital Z Financial Services Fund II, L.P. (including, for such purpose, certain of its affiliates).

Preferred Shares

          As of December 31, 2004 there were 16,387.076 shares of Preferred Shares outstanding.  These shares are allocated to three series, Series A, Series B and Series C.  The issuance of 8,832.441 Series A Preferred Shares, are allocated to two sub-series of shares, 5,726.037 shares allocated to sub-series Al (Al Preferred Shares) and 3,106.404 shares allocated to sub-series A2 (A2 Preferred Shares); the issuance of 5,152.935 shares of Series B Preferred Shares, are allocated to two sub-series of shares, 3,081.999 shares allocated to Series B1 (B1 Preferred Shares) and 2,070.936 shares allocated to Series B2 (B2 Preferred Shares); and the issuance of 2,401.700 shares of Series C Preferred Shares, are allocated to two sub-series of shares, 1,366.233 shares allocated to Series Cl (Cl Preferred Shares) and 1,035.467 shares allocated to Series C2 (C2 Preferred Shares). The material terms and provisions of the rights, preferences and privileges of the Preferred Shares and Convertible Common Shares are contained in the Description of Stock for Series A Convertible Voting Preferred Shares, Series B Convertible Voting Preferred Shares, Series C Convertible Voting Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares.

          For each series, each Preferred Share, in whole or in part, is convertible at any time at the option of the holder into Convertible Common Shares for such series. The number of Convertible Common Shares per Preferred Share issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the Preferred Shares plus accrued but unpaid dividends thereon, by the conversion price then in effect.  The current conversion price is $13.40.  The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional Common Shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development.  At December 31, 2004, PXRE has incurred $34.1 million of net adverse development above this $7.0 million threshold resulting in the adjusted conversion price of $13.40.

          Al Preferred Shares, Bl Preferred Shares and Cl Preferred Shares will be mandatorily convertible into Class A Common Shares, Class B Common Shares and Class C Common Shares, respectively, on March 31, 2005.  These shares were originally scheduled to convert on April 4, 2005, but in the interest of presenting a balance sheet reflecting the conversion on March 31, 2005, PXRE reached an agreement with the preferred shareholders to convert four days early.  All the remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on April 4, 2008.  The conversion price used in connection with the mandatory conversion of Al Preferred Shares, B1 Preferred Shares and Cl Preferred Shares includes price protection. Notwithstanding the foregoing, on any conversion date, to the extent necessary to prevent the initial Purchasers of Preferred Shares and their affiliates from owning more than 49.9% of the capital shares of the Company following conversion, we shall have the right (but not the obligation) to make a cash payment in lieu of Convertible Common Shares equal to the fair market value of the Convertible Common Shares that would have been received in excess of the 49.9% limitation in connection with any conversion, plus an additional tax gross-up amount to take into account in appropriate circumstances the difference between the federal income tax rate on long-term capital gains and the federal ordinary income tax rate that might apply to the recipient on the receipt of a cash payment in lieu of Convertible Common Shares.

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

          The aggregate purchase price paid for the shares of Preferred Stock issued totaled $150.0 million.  The Company’s shareholders approved the issuance on February 12, 2002.

Item 6.	Selected Financial Data.

	Year Ended December 31,

($000’s except per share data and ratios)	2004 (1)(2)	2003 (5)	2002 (5)	2001 (5)	2000 (5)

Income Statement Data:
Gross premiums written	$346,035	$339,140	$366,768	$290,213	$268,990
Premiums ceded	(36,248)	(60,729)	(72,285)	(135,735)	(96,289)

Net premiums written	309,787	278,411	294,483	154,478	172,701
Change in unearned premiums	(1,715)	42,522	(25,123)	7,647	(12,495)

Net premiums earned	308,072	320,933	269,360	162,125	160,206
Net investment income	26,178	26,931	24,893	30,036	30,037
Net realized investment (losses) gains	(150)	2,447	8,981	4,023	3,191
Fee income	1,785	5,014	3,432	5,786	5,483

Total revenues	335,885	355,325	306,666	201,970	198,917

Losses and loss expenses incurred	226,347	157,598	125,361	153,122	139,124
Commissions and brokerage	36,111	47,360	53,391	30,350	34,899
Other operating expenses	41,293	39,701	34,228	28,870	34,796
Foreign exchange losses (gains)	80	143	(273)	(683)	(748)
Interest expense	14,389	2,506	2,939	4,424	4,778
Minority interest in consolidated subsidiaries (1)(2)	—	10,528	8,646	8,877	8,875

Total losses and expenses	318,220	257,836	224,292	224,960	221,724

Income (loss) before income taxes, cumulative effect of accounting change and convertible preferred share dividends	17,665	97,489	82,374	(22,990)	(22,807)
Income tax (benefit) provision	(6,234)	841	17,829	(4,704)	(12,007)

Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	23,899	96,648	64,545	(18,286)	(10,800)
Cumulative effect of accounting change, net of tax	(1,053)	—	—	319	—

Net income (loss) before convertible preferred share dividends	$22,846	$96,648	$64,545	$(17,967)	$(10,800)

Convertible preferred share dividends	14,018	13,113	9,077	—	—

Net income (loss) available to common shareholders	$8,828	$83,535	$55,468	$(17,967)	$(10,800)

	Year Ended December 31,

($000’s except per share data and ratios)	2004	2003	2002	2001	2000

Ratio of earnings to fixed charges (3)	1.71	5.22	4.64	—	—
Ratio of earnings to combined fixed charges and convertible preferred share dividends (3)	1.06	3.32	3.07	—	—
Basic earnings per common share:
Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	$1.65	$8.06	$5.47	$(1.58)	$(0.95)
Cumulative effect of accounting change	(0.07)	—	—	0.03	—
Convertible preferred share dividends	(0.97)	(1.09)	(0.77)	—	—

Net income (loss) available to common shareholders	$0.61	$6.97	$4.70	$(1.55)	$(0.95)

Average common shares outstanding	14,433	11,992	11,802	11,578	11,394

Diluted earnings per common share:
Income (loss) before cumulative effect of accounting change	$0.86	$4.10	$3.28	$(1.58)	$(0.95)
Cumulative effect of accounting change	(0.04)	—	—	0.03	—

Net income (loss)	$0.82	$4.10	$3.28	$(1.55)	$(0.95)

Average common shares outstanding	27,745	23,575	19,662	11,578	11,394

Cash dividends per common share	$0.24	$0.24	$0.24	$0.24	$0.24
Other Operating Data:
GAAP loss ratio (4)	73.5%	49.1%	46.5%	94.4%	86.8%
GAAP underwriting expense ratio (4)	24.5	25.6	31.3	33.0	40.1

GAAP combined ratio (4)	98.0%	74.7%	77.8%	127.4%	126.9%

	As of December 31,

($000’s except per share data)	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and investments	$1,165,208	$1,012,327	$805,331	$531,233	$505,101
Total assets	1,454,416	1,359,647	1,237,142	1,005,938	784,747
Losses and loss expenses	460,084	450,635	447,829	453,705	251,619
Subordinated debt (1)(2)	167,075	—	—	—	—
Minority interest in consolidated subsidiaries (1)(2)	—	156,841	94,335	99,530	99,525
Debt payable	—	—	30,000	55,000	65,000
Total shareholders’ equity	696,555	564,516	453,464	239,780	259,386
Book value per common share	$21.30	$22.24	$20.33	$20.20	$21.94
Statutory capital and surplus:
PXRE Reinsurance Ltd.	$749,084	$425,839	$70,609	$34,332	$29,982
PXRE Reinsurance Company	$224,926	$425,210	$457,217	$331,959	$348,858

(1)
In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46, and on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of VIE’s”, which required PXRE to implement FIN 46 during the quarter ended March 31, 2004. The adoption of this statement resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s December 31, 2004 Consolidated Balance Sheet, while PXRE’s investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.” FIN 46 did not permit these changes to be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE’s Consolidated Statement of Income and Comprehensive Income during 2004. These repurchased securities are reflected in PXRE’s December 31, 2004 Consolidated Balance Sheet under the caption “Fixed Maturities: Available-for-sale.”

(2)
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE’s Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004. Accordingly, as of March 31, 2004, PXRE’s mandatorily redeemable capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled “Subordinated debt.” In PXRE’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2004, the interest expense related to these securities was included with “Interest expense,” whereas for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 it was included with “Minority interest in consolidated subsidiaries” as SFAS 150 did not permit these changes to be made retroactively.

(3)
The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges.  For purposes of these computations, (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest, and (ii) fixed charges consist of interest on indebtedness, interest expense on premiums withheld under certain ceded reinsurance contracts and that portion of rentals which is deemed by PXRE’s management to be an appropriate interest factor.  Earnings were inadequate to cover fixed charges by $22.5 million and $22.8 million for the years ended December 31, 2001, and 2000 respectively.  The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends.  Earnings were inadequate to cover fixed charges and preferred dividends by $22.5 million and $22.8 million for the years ended December 31, 2001, and 2000 respectively.

(4)	The loss, underwriting expense and combined ratios included under “Other Operating Data” have been derived from our consolidated statements of income prepared in accordance with GAAP.

(5)	Certain balances were reclassified to be consistent with 2004 classifications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis is comprised of an overview of the Company, critical accounting policy disclosures, comparisons of operating results between periods, a discussion of our financial condition at December 31, 2004 and disclosure of certain risks and uncertainties.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing.  This filing contains forward-looking statements that involve risks and uncertainties.  Actual results may vary materially from the results described or implied by these forward-looking statements.

Overview

          PXRE Group Ltd. is an insurance holding company organized in Bermuda.  We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States.  Our primary business is catastrophe and risk excess reinsurance, which accounted for 99% of net premiums written and virtually all of our underwriting income for the year ended December 31, 2004.  Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property risk excess, marine excess and aerospace excess and pro rata reinsurance products.

          As a reinsurer, we generate income primarily through the premiums from clients who purchase our reinsurance contracts and the investment income generated by our portfolio of invested assets.  Our primary expenses are the losses incurred under our reinsurance contracts, commissions and brokerage paid to reinsurance brokers who place reinsurance contracts with us, our general operating expenses such as salaries and rent, and interest expense on our debt.  The two largest variables that determine the profitability of our business from period to period are generally the amount of premiums generated and the size of losses incurred.

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

          Considerable increases in pricing as well as improved terms and conditions for the insurance industry have occurred since 2000 as a result of large losses from catastrophic events (including the events of September 11, 2001), recognized industry-wide reserve deficiencies, poor investment performance and the continued exit of insurance industry players.  These conditions have impacted our markets considerably and have created attractive opportunities for us.

          These favorable market conditions have driven our strong growth in net premiums written in our catastrophe and risk excess segment since 2001.  In 2004, net premiums earned in our catastrophe and risk excess segment grew to $301.8 million, an increase of 15% as compared with the year earlier period and nearly five times the $64.4 million of net premiums earned in this segment in 2001.

          Pricing in our catastrophe and risk excess business was healthy during 2004 following the significant rate increases experienced in 2002 and 2003.  During 2004, pricing has been generally flat to up slightly in our North America property catastrophe and world-wide retrocessional businesses.  We experienced single-digit rate decreases in our international property catastrophe business in 2004.

          In 2005, we believe the occurrence in 2004 and the resulting losses of hurricanes Charley, Frances, Ivan and Jeanne, as well as the typhoons that affected Japan in 2004 will drive moderate rate increases in our worldwide retrocessional business, increase or stabilize pricing in our North American property catastrophe business and moderate rate decreases in our international property catastrophe business.

          Since the primary focus of our business is on property catastrophe reinsurance, the size of our losses during any annual period depends, to a large extent, on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods.  This focus on short-tail, high-severity, and low frequency lines of business exposes us to short term volatility in our operating results.  We have been able to successfully underwrite these products over the long term, as evidenced by our cumulative average catastrophe and risk excess loss ratio of 50.9% for the period from 1987 to December 31, 2004.  Given our focus on catastrophe coverages, we are unable to predict the size or scope of losses we might experience in 2005 with any degree of certainty.

          During 2004, our profitability was adversely impacted by losses of $111.7, net of reinsurance and reinstatement premiums, that occurred during the third quarter arising from hurricanes Charley, Frances, Ivan and Jeanne.  As a result, net income before convertible preferred share dividends declined by 76% in 2004 to $22.8 million as compared to $96.6 million in 2003, despite a 15% increase in net premiums earned in our core catastrophe and risk excess segment.

          Our 2004 results were also negatively impacted net adverse development of $12.0 million in prior-year loss and loss expenses reserves, primarily arising from our exited direct casualty and finite operations.  We took a number of steps during 2004 to reduce our exposure to further loss development from our exited lines segment, including the commutation of some of our largest exited casualty and exited finite contracts.  As a result, the liabilities for exited lines on our balance sheet at December 31, 2004 decreased by 39% as compared to December 31, 2003.  Most notably, the liabilities for our most problematic area, the exited direct casualty general liability business, decreased by 65% at December 31, 2004 as compared to December 31, 2003.

          Finally, as part our normal triennial reserve review process, we retained a nationally recognized actuarial firm to perform a third party review of all of our reserves for loss and loss expense at December 31, 2004.  As a result of our internal actuarial review and the third party review, management believes that our liability for loss and loss reserves as of December 31, 2004 is adequate.

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

          Estimation of Loss and Loss Expenses

          As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses.  In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.  Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity.

          In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information.  This reserving approach can cause significant development for an accident year when events occur late in the year..  As an event matures, we rely more and more on our development patterns by type of event as well as contract information to project ultimate losses for the event.  This process can cause our ultimate estimates to differ significantly from initial projections.  The French storm Martin that occurred on December 27, 1999 presents an example of these potential uncertainties.  Initially, we based our reserves to a significant degree on industry estimates, which were approximately $1.0 billion.  In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication.  Our gross loss estimate at December 31, 1999 for this event was $31.3 million.  Our gross loss estimate at December 31, 2004 for this event was $67.2 million.  Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 115%.

          A number of significant catastrophe losses occurred in the second half of 2004, including hurricanes Charley, Frances, Ivan and Jeanne, and the Asian Tsunami.  To date, we have received a relatively limited number of actual claim reports from our clients with respect to these events and our reserve estimates are primarily based on extensive modeling, a detailed review of affected contracts and numerous discussions with our clients. The ultimate impact of losses from these 2004 events might therefore differ substantially from either our current aggregate loss estimates or our individual estimates for each event.

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

          In addition, the risk for recent underwriting years includes the increased casualty exposures assumed by us through our casualty and finite businesses.  Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation.  Moreover, given our limited experience in the casualty and finite businesses, we do not have established historical loss development patterns that can be used to establish these loss liabilities.  We must therefore rely on the inherently less reliable historical loss development patterns reported by our clients and industry loss development data in calculating our liabilities.  PXRE’s loss reserve estimation process takes into consideration the facts and circumstances related to reported losses; however, for immature accident years, reported casualty losses are relatively insignificant when compared to ultimate losses.  As such, it is difficult to determine how facts and circumstances related to early-notified claims will impact future reported losses.  When reported losses grow to a magnitude at which they suggest a trend, PXRE can, and does, re-estimate loss reserves.

          PXRE has historically been involved in very few disputes with ceding companies, especially those that enter into contracts that the Company includes in its catastrophe and risk excess segment; nevertheless contract disputes in the property casualty reinsurance industry have increased in recent years.

          There is an additional risk of uncertainty in PXRE’s estimation of loss due to the fact that PXRE writes only reinsurance business and no insurance business.  As a result, losses, unearned premiums and premiums written are all recorded based on reports received from the ceding companies.  PXRE does not receive loss information from the underlying insureds; however, since the Company’s reinsurance business focuses on short-tail lines such as property catastrophe, retrocessional property catastrophe, risk-excess and aerospace, the delay from the time of the underlying loss to the report date to PXRE is not as significant a risk as it would be if the Company underwrote a significant amount of casualty business; however, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, a delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires may require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.

          PXRE derives almost all of its business from reinsurance intermediaries.  As a result, the ceding company reports claims to the intermediary and the intermediary in turn reports the data to all the reinsurers included in the underlying program.  Controls in place require that certain claims must be approved by the underwriter or a member of senior management.  The underwriter, based on his knowledge and judgment, may question the broker or ceding company if he did not expect a loss of a certain magnitude to impact a certain layer.  Since many of PXRE’s losses are from events that are well known, such as large hurricanes and earthquakes, the underwriter may in fact expect losses to certain layers and therefore would not question the accuracy of such loss reports.  If the underwriter does question the loss data, PXRE will perform audits at the underlying ceding company in order to determine the accuracy of the amounts ceded.  PXRE’s risk management and underwriting systems provide a list of impacted or potentially impacted contracts by peril and by geographic zone.  This assists PXRE in determining the completeness of losses, as it will contact intermediaries and the ceding companies for which it believes underlying contracts are impacted subsequent to an event to request information.

          Currently, PXRE does not have any backlog related to the processing of assumed reinsurance information.  When a large loss occurs, the Company shifts personnel from various functions to assist the claims personnel in the processing and evaluation of claims data.

          Finally, PXRE records reserves for losses that have been incurred but not yet reported to PXRE, which are generally referred to as IBNR reserves.  The IBNR includes both losses from events which PXRE is not aware of and losses from events which PXRE is aware of but has not yet received reports from ceding companies.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines is due primarily to $13.7 million of adverse loss development on a finite contract with LMC which was commuted during the fourth quarter of 2004 as described in Item 3 - “Pending Legal Proceedings” above.  We also experienced $19.7 million of adverse development on our direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines offset the adverse development experienced on our contract with LMC and our direct reinsurance operations.  During the third and fourth quarters of 2004, we completed commutations of two of the largest exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

          During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance with LMC noted above.

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

          For the year ended December 31, 2002, we experienced net adverse development of $23.9 million for prior-year loss and loss expense, $16.9 million of which was due to loss development in our exited lines segment relating primarily to the 2000 and 2001 underwriting years.  Adverse development of $16.2 million was primarily caused by larger than expected reported claims under our direct casualty reinsurance contracts and corroborated by revised industry data.  We ceased underwriting this business in September 2001.

          The $16.2 million of adverse development attributable to PXRE’s former direct operation in 2002 was primarily associated with the 2001 accident year ($9.9 million of adverse development) and 2000 accident year ($5.4 million of adverse development).  As of each financial reporting date, PXRE records its best estimate of the ultimate amount of losses incurred but not yet paid.

          With respect to actuarial techniques for loss reserving, PXRE places more weight on the Bornhuetter-Ferguson approach for immature accident years and relies more on loss development approaches as the accident years mature.  At year-end 2000 and 2001, PXRE placed more weight on the Bornhuetter-Ferguson technique, which relied on industry loss ratios and premiums which, with hindsight, underestimated the amount of underpricing for the 1998 to 2001 underwriting years, in its actuarial analysis of the direct casualty business.  When the amount of reported losses became a more reliable means for setting reserve estimates, PXRE started to place more weight on these reported losses to estimate its loss reserves and less weight on the Bornhuetter-Ferguson technique.

          PXRE’s loss reserve estimation process takes into consideration the facts and circumstances related to reported losses; however, for immature accident years, reported casualty losses are relatively insignificant when compared to ultimate losses.  As such, it is difficult to determine how facts and circumstances related to early-notified claims will impact future reported losses.  When reported losses grow to a magnitude at which they suggest a trend, PXRE can, and does, re-estimate loss reserves for periods which will appear to be affected by such trend.

          Loss and loss expense liabilities as estimated by PXRE’s actuaries and recorded by management in the statement of financial position as of December 31, 2004 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$327,891	$275,386
Exited Lines	132,193	123,483

Total	$460,084	$398,869

          On an overall basis, the low and high ends of a range of reasonable net loss reserves are $32.9 million below and $34.3 million above the $398.9 million best estimate displayed above.  Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total.  The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$245,413	$275,386	$307,597
Exited Lines	111,189	123,483	136,743

          Estimation and Recognition of Assumed and Ceded Premiums

          Our premiums on reinsurance business assumed are recorded as earned evenly over the contract period based upon estimated subject premiums.  PXRE’s assumed premium is comprised of both minimum and deposit premium and an estimate of premium.  Minimum and deposit premium is billed and collected in accordance with the provisions of the contracts and is usually billed quarterly or semi-annually.  A premium estimate is also recorded if the estimate of the ultimate premium is greater than the minimum and deposit premium.  The final or ultimate premium for most contracts is the product of the provisional rate and the ceding company’s subject net earned premium income (SNEPI).  Since this portion of the premium is reasonably estimable, the Company records and recognizes it as revenue over the period of the contract in the same manner as the minimum and deposit premium.  The key assumption related to the premium estimate is the estimate of the amount of the ceding company’s SNEPI, which is a significant element of PXRE’s overall underwriting process.  Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

          For 2004, the assumed premium estimate is $15.7 million, which is 5.6% of the total gross current underwriting year premium written, excluding reinstatement premiums, of $278.8 million.  The estimated premium receivable included in premiums receivable, excluding reinstatement premiums was $23.5 million at December 31, 2004.

          We record an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets.

          The premiums on reinsurance business ceded are recorded as incurred evenly over the contract period.  Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts.  Under GAAP, we are not permitted to establish reserves for these potential additional premiums until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums.  As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums.  Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business.  No assurance can be given, however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums.  For example, in the case of the September 11, 2001 terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of net additional premiums and reinstatement premiums.

          Valuation of Investments

          Fair values for our investments in hedge funds and other privately held fixed income and equity securities generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments.  These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business.  Such valuations may differ significantly from the values that would have been used had readily available markets existed.

          Hedge funds and other limited partnership investments are accounted for under the equity method whereby both the investment income and any change in the fair value are recorded through the investment income line of the income statement.  The fair value of hedge funds, which approximates redemption values, is established by the individual hedge fund managers based on the underlying contractual agreements for such hedge funds.  Foreign denominated fixed maturities are accounted for as part of a trading portfolio, whereby both the investment income and a portion of the change in the fair value are recorded through the investment income line of the income statement.  Included in investments in limited partnerships are investments actively managed by Mariner.

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

          We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.”  If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in our shareholders’ equity.  If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss on our statement of income and comprehensive income. We formally review each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months.  In assessing whether an investment is suffering a decline in value that is other than temporary we pay particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments.  If we conclude that a decline is other than temporary, we recognize a realized investment loss for the impairment.  In 2004, 2003 and 2002, we recognized $0.1 million, $0.2 million and $0.7 million of impairment losses, respectively, of impairment losses on asset-backed securities whose value had fallen below 80% of face value for more than six months.

Comparison of Operating Results between Periods

Comparison of 2004 with 2003

          For the year ended December 31, 2004, net income before convertible preferred share dividends was $22.8 million compared to $96.6 million for 2003.  Net income per diluted common share was $0.82 for 2004 compared to $4.10 for 2003, based on diluted average shares outstanding of approximately 27.7 million in 2004 and 23.6 million in 2003.  The decrease in net income was primarily attributable to the four Florida hurricanes that occurred in the third quarter of 2004.

Premiums

          Gross and net premiums written for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
			% Increase (Decrease)
($000’s)	2004	2003

Gross premiums written	$346,035	$339,140	2%
Ceded premiums written	(36,248)	(60,729)	(40)

Net premiums written	$309,787	$278,411	11%

          Gross premiums written for the year ended December 31, 2004 increased $6.9 million, or 2%, to $346.0 million from $339.1 million in 2003.  Gross premiums written in our core catastrophe and risk excess segment increased $17.9 million, or 6%, compared to 2003 due to increased business written and reinstatement premiums associated with catastrophe losses that occurred during the third quarter of 2004, namely hurricanes Charley, Frances, Ivan and Jeanne.  Gross reinstatement premiums written related to the catastrophe and risk excess business increased by $27.0 million to $35.2 million in 2004 from $8.2 million in 2003.  Offsetting the increase in the catastrophe and risk excess segment, in part, was a planned decrease in our exited lines segment of $11.0 million compared to the year earlier period.

          Ceded premiums written decreased $24.5 million, or 40%, to $36.2 million for the year ended December 31, 2004 from $60.7 million for 2003, primarily as a result of a decrease of $21.1 million in ceded premiums written to Select Re under a quota share retrocessional contract that was in place in 2003 but was not renewed at January 1, 2004 and a decrease of $3.6 million in ceded premiums written related to excess of loss retrocessional catastrophe treaties.

          Net premiums written for the year ended December 31, 2004 increased $31.4 million, or 11%, to $309.8 million from $278.4 million in 2003.  Net premiums written in our catastrophe and risk excess segment increased $41.2 million, or 15%, for the year ended December 31, 2004 compared to 2003.  The increase in this segment is due to the same factors that caused the increase in gross premiums written and decrease in ceded premiums written as explained above.  Offsetting this increase, in part, was a planned decrease in our exited lines segment of $9.8 million compared to the year earlier period.

          Gross and net premiums earned for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
			% Increase (Decrease)
($000’s)	2004	2003

Gross premiums earned	$351,274	$381,705	(8)%
Ceded premiums earned	(43,202)	(60,772)	(29)

Net premiums earned	$308,072	$320,933	(4)%

          Gross premiums earned for the year ended December 31, 2004 decreased $30.4 million, or 8%, to $351.3 million from $381.7 million in 2003.  The decrease in gross premiums earned was a result of a planned decrease in our exited line segment of $53.8 million compared to the year earlier period, offset by an increase in gross premiums earned in our catastrophe and risk excess segment of $23.4 million, or 7%, to $344.7 million in 2004 compared to $321.3 million in 2003.  Gross reinstatement premiums earned related to the catastrophe and risk excess business increased by $27.0 million to $35.2 million in 2004 from $8.2 million in 2003.  The change in this segment is due to similar factors as those discussed above in gross premiums written.

          Ceded premiums earned decreased $17.6 million, or 29%, to $43.2 million for the year ended December 31, 2004 from $60.8 million for 2003, primarily as a result of a decrease of $19.4 million of ceded earned premiums to Select Re under the quota share retrocessional contract discussed above that was not renewed at January 1, 2004.  Offsetting this decrease, in part, was an increase in ceded premiums earned related to excess of loss catastrophe retrocessional treaties.

          Net premiums earned for the year ended December 31, 2004 decreased $12.9 million, or 4%, to $308.1 million from $320.9 million for 2003.  This decrease was a result of a planned decrease in our exited lines segment of $52.6 million compared to the year earlier period, offset by an increase in net premiums earned in the catastrophe and risk excess segment of $39.8 million, or 15%, for the year ended December 31, 2004 as compared to the corresponding prior-year period.  The change in this segment is due to similar factors as those discussed above in gross and net premiums written.

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

          A summary of our 2004 and 2003 net premiums written and earned by business segment is included in Note 12 to our Consolidated Financial Statements.

Ratios

          The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio.  The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned.  The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and the operating expenses) by net premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses.  The combined ratio does not reflect the effect of investment income on underwriting results.  The ratios discussed below have been calculated on a GAAP basis.

          The following table summarizes the loss ratio, expense ratio and combined ratio for the years ended December 31, 2004 and 2003, respectively:

	Year Ended December 31,

(%)	2004	2003

Loss ratio	73.5	49.1
Expense ratio	24.5	25.6

Combined ratio	98.0	74.7

Catastrophe and risk excess loss ratio	65.9	27.3

Losses and Loss Expenses

          Losses and loss expenses incurred amounted to $226.3 million in 2004 compared to $157.6 million in 2003.  The loss ratio was 73.5% for 2004 compared to 49.1% for 2003 largely due to $136.4 million in incurred losses, net of reinsurance, from hurricanes Charley, Frances, Ivan and Jeanne that occurred during the third quarter of 2004.  As noted in the discussion under “– Premiums”above, these Florida hurricanes triggered $24.8 million of reinstatement premiums earned during the third quarter of 2004, which somewhat offset the impact of the hurricane losses on net income.  We did not experience any significant catastrophe activity in 2003.  The largest losses in 2003 were related to the winter storms in the Midwest and the wildfires in California, but we incurred less than $10.0 million with respect to each of these losses.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million cat and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the cat and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines is due primarily to $13.7 million of adverse loss development on a finite contract with LMC as described in Item 3 - “Pending Legal Proceedings” above.  During the fourth quarter of 2004, this contract was commuted.  We also experienced $19.7 million of adverse development on our direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines offset the adverse development experienced on our contract with LMC and our direct reinsurance operations.  During the third and fourth quarters of 2004 we completed commutations of two of the largest exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

          During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance agreement with LMC noted above.

Underwriting Expenses

          The expense ratio was 24.5% for 2004 compared with 25.6% for 2003.  The commission and brokerage ratio, net of fee income, was 11.1% for 2004 compared with 13.2% for 2003, with the prior-year ratio affected by a large commission on a finite contract.  The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 10.8% for 2004 compared to 11.7% for 2003.

          PXRE is not a party to any so-called Market Service Agreements or Placement Service Agreements, nor does PXRE engage in any of the contingent commission or other practices that we understand to be the focus of the ongoing broker compensation investigations by the Attorney General’s office of certain states including New York, as reported in the press.

          The operating expense ratio was 13.4% for 2004 compared with 12.4% for 2003.  The increase is the result of decreased net premiums earned and increased operating costs in 2004.  Other operating expenses increased 4% to $41.3 million for 2004 from $39.7 million in 2003.  This increase in operating expenses is primarily due to severance expenses during 2004 related to a 10.0% reduction in personnel and increased costs in 2004 associated with consulting costs from compliance with Section 404 of the Sarbanes-Oxley Act of 2002, offset, in part, by a decrease in incentive compensation expenses associated with hurricane losses in the third quarter of 2004.

Net Investment Income

          Net investment income for the year ended December 31, 2004 decreased 3% to $26.2 million from $26.9 million for 2003, primarily as a result of a $3.7 million decrease in income from our hedge fund portfolio, offsetting an increase in income from our fixed maturity and short-term investment portfolios resulting from the increase in the average invested balance due to cash flows from operations and financing.  Investment income related to our hedge fund portfolio decreased to $9.7 million in 2004 from $13.4 million in 2003 as investments in hedge funds produced a return of 7.8% for the year ended December 31, 2004 compared with 11.8% for the year ended December 31, 2003.  The book yield of our fixed maturity and short-term investment portfolios decreased to 3.2% for the year ended December 31, 2004 from 3.6% for the year ended December 31, 2003.

          Investment income for the year ended December 31, 2004 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis.  In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract.  Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds.  We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent.  On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $0.0 million and $26.4 million as of December 31, 2004 and 2003, respectively, for which we have recognized $0.9 million and $1.7 million of investment income for the years ended December 31, 2004 and 2003, respectively.  On ceded reinsurance contracts, we held premiums and accrued investment income of $86.4 million and $124.1 million due to reinsurers as of December 31, 2004 and 2003, respectively, for which we recognized a charge to investment income of $8.0 million and $9.1 million during the year ended December 31, 2004 and 2003, respectively.  On a net basis, this reduction to investment income was $3.4 million and $2.5 million for the year ended December 31, 2004 and 2003, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the period.  The weighted average contractual investment return on the funds held by PXRE is 7.4% and 6.8% for the year ended December 31, 2004 and 2003, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be two years as of December 31, 2004 on a weighted average basis.

Net Realized Investment Gains

          Net realized investment losses for 2004 were $0.2 million compared to net realized investment gains of $2.4 million for 2003.

Interest Expense and Minority Interest in Consolidated Subsidiaries

          Interest expense, including minority interest expense in consolidated subsidiaries, increased to $14.4 million for 2004 compared to $13.0 million in 2003.  This increase is due to $3.1 million of additional interest on $64.4 million of trust preferred securities which were issued during the course of 2003 and as such had a full year’s worth of interest expense associated with them during 2004, offset by the non-recurrence of $1.3 million of expense reflected in 2003 from an interest rate swap that became ineffective as a hedging instrument during the quarter ended March 31, 2003 as well as the paydown of $30.0 million of bank debt in 2003.  As discussed in Note 2 to our Consolidated Financial Statements, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

Income Taxes

          PXRE recognized a tax benefit of $6.2 million in 2004 compared to a tax expense of $0.8 million in 2003.  The tax benefit for the year ended December 31, 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary, as well as losses incurred from our exited lines segment which related primarily to reinsurance business written in the United States.  Included in the tax benefit is $2.6 million benefit related to prior year reserves.

Cumulative Adjustment

          PXRE adopted the provisions of FIN 46 during the first quarter of 2004. The cumulative effect of this accounting pronouncement reduced net income for the year ended December 31, 2004 by $1.1 million but did not materially impact shareholders’ equity.

Comparison of 2003 with 2002

          For the year ended December 31, 2003, net income before convertible preferred share dividends was $96.6 million compared to $64.5 million for 2002.  Net income per diluted common share was $4.10 for 2003 compared to $3.28 for 2002, based on diluted average shares outstanding of approximately 23.6 million in 2003 and 19.7 million in 2002.

Premiums

          Gross and net premiums written for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,
			% Increase (Decrease)
($000’s)	2003	2002

Gross premiums written	$339,140	$366,768	(8)%
Ceded premiums written	(60,729)	(72,285)	(16)

Net premiums written	$278,411	$294,483	(5)%

          Gross premiums written for the year ended December 31, 2003 decreased 8% to $339.1 million from $366.8 million in 2002.  This decrease in gross premiums written is primarily due to a planned decrease in our exited lines segment of $106.3 million, or 89%, compared to 2002.  Partially offsetting the decrease in exited lines gross premiums written was an increase in the catastrophe and risk excess segment of $78.7 million, or 32%, compared to 2002.  This increase is attributable to improved pricing, increased participation with long-standing clients and increased amounts of new business.

          As part of our efforts to return to our core catastrophe and risk business, we have intentionally de-emphasized our finite business.  This business is currently focused on a limited group of cedents and on policies that do not contain significant risk transfer.  Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes.  As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities.  As a result, finite premiums are expected to be less than in prior periods.  In the second quarter of 2004, we ceased writing finite business and reclassified this business to the exited lines segment.

          Ceded premiums written decreased by 16% to $60.7 million for the year ended December 31, 2003 compared to $72.3 million for 2002, primarily as a result of an $8.1 million decrease in finite business ceded and cessions on the per-risk portion of the catastrophe and risk excess segment.

          Net premiums written for the year ended December 31, 2003 decreased 5% to $278.4 million from $294.5 million in 2002.  Net premiums written in our exited lines segment decreased $98.4 million, or 89%, compared to 2002.  Partially offsetting the decrease in exited lines net premiums written was an increase in the catastrophe and risk excess segment of $82.3 million, or 45%, compared to 2002.  The changes in these segments are due to the same factors as those discussed above in gross premiums written.

          Gross and net premiums earned for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,
			% Increase (Decrease)
($000’s)	2003	2002

Gross premiums earned	$381,705	$349,312	9%
Ceded premiums earned	(60,772)	(79,952)	(24)

Net premiums earned	$320,933	$269,360	19%

          Gross premiums earned for the year ended December 31, 2003 increased 9% to $381.7 million from $349.3 million in 2002.  This increase is due to an increase in the catastrophe and risk excess segment of $75.0 million, or 30%, compared to 2002.  Partially offsetting this increase was a decrease in our exited lines segment of $42.6 million, or 41% compared to 2002.  The changes in these segments are due to the same factors as discussed above in gross and net premiums written.

          Ceded premiums earned decreased by 24% to $60.8 million for the year ended December 31, 2003 compared to $80.0 million for 2002, primarily as a result of a $15.4 million decrease in finite business ceded and cessions on the per-risk portion of the catastrophe and risk excess segment.

          Net premiums earned in the year ended December 31, 2003 increased 19% to $320.9 million from $269.4 million for 2002.  Net premiums earned in the catastrophe and risk excess segment increased $77.8 million, or 42%, for the year ended December 31, 2003 compared to 2002.  Net premiums earned in the exited lines segment experienced a decline of $26.3 million, or 31%, for the year ended December 31, 2003 as compared to 2002.  The changes in net premiums earned for the catastrophe and risk excess segment and the exited lines segment are due to the same factors as discussed above in gross and net premiums written.

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

Ratios

          The following table summarizes the loss ratio, expense ratio and combined ratio for the year ended December 31, 2003 and 2002, respectively:

	Year Ended December 31,

(%)	2003	2002

Loss ratio	49.1	46.5
Expense ratio	25.6	31.3

Combined ratio	74.7	77.8

Catastrophe and Risk Excess loss ratio	27.3	28.4

Losses and Loss Expenses

          Losses incurred for the year ended December 31, 2003 amounted to $157.6 million compared to $125.4 million in 2002.  Our loss ratio was 49.1% for the year ended December 31, 2003 compared to 46.5% in 2002.

          We did not experience any significant catastrophe activity in 2003.  The largest losses were related to the winter storms in the Midwest and the wildfires in California, but we incurred less than $10.0 million with respect to each of these losses.  The loss ratio for 2002 was affected by the 2002 European flood losses of $17.8 million.  During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE Reinsurance and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the aggregate excess of loss reinsurance agreement with LMC noted earlier.  In 2002, we experienced net adverse development of $23.9 million for prior-year loss and loss expenses, $16.9 million of which was due to loss development on our exited lines segment relating primarily to the 2000 and 2001 underwriting years.

Underwriting Expenses

          The expense ratio was 25.6% for 2003 compared with 31.3% for 2002.  The decrease was primarily due to reduced commissions associated with finite contracts and exited lines business, offset, in part, by a fee on the commutation of a reinsurance agreement with P-1 Re Ltd., an exempted Bermuda Class 3 insurance company.  The commission and brokerage ratio, net of fee income, was 13.2% for 2003, compared with 18.6% in 2002.  During the year ended December 31, 2003, we incurred $4.0 million of structuring fees related to a reinsurance agreement with P-1 Re Ltd. and the subsequent commutation thereof.  The operating expense ratio was 12.4% for 2003 compared with 12.7% for 2002.  Other operating expenses increased 16% to $39.7 million for 2003 from $34.2 million in 2002.  The increase is largely due to $3.0 million of expenses associated with hiring new underwriters and relocating other underwriters to our Bermuda office, various compensation costs of $1.2 million relating to the retirement of PXRE’s former Chief Executive Officer, Gerald L. Radke, on June 30, 2003 and his transition into a consulting role, and a $0.5 million increase in our director and officer liability insurance.

Net Investment Income

          Net investment income for the year ended December 31, 2003 increased 8% to $26.9 million from $24.9 million for 2002, primarily as a result of a $6.2 million increase in income from hedge funds, as well as an increase in the average invested balance due to cash flows from operations.  Investment income related to our hedge fund portfolio increased to $13.4 million in 2003 from $7.2 million in 2002.  Investment in hedge funds produced a return of 11.8% for the year ended December 31, 2003 compared with 7.0% in 2002.  Partially offsetting these increases was a decrease in the book yield of our fixed maturity and short-term investment portfolios for the year ended December 31, 2003 to 3.6% during 2003 from 4.5% in 2002.  In addition, there were two non-recurring items during the year ended December 31, 2002, $1.5 million of judgment interest from the Terra Nova Insurance Company Limited (“Terra Nova”) lawsuit and a $3.0 million special distribution from a private limited partnership.

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

Net Realized Investment Gains

          Net realized investment gains for 2003 were $2.4 million compared to gains of $9.0 million for 2002.  Included in the net realized investment gains for the year ended December 31, 2003 were gains of $1.4 million realized on the repurchase of $5.2 million of our capital trust pass-through securities and gains realized on shortening of the average maturity of securities in our investment portfolio.

Interest Expense and Minority Interest in Consolidated Subsidiaries

          Interest expense, other than minority interest expense in consolidated subsidiaries, decreased to $2.5 million for 2003 compared to $2.9 million in 2002.  During 2003 we made repayments of $20.0 million on March 31, 2003 and $10.0 million on May 16, 2003 under a bank credit facility.  As a result this bank facility was paid in full and terminated.  An interest rate swap previously accounted for as a cash flow hedge was no longer effective.  Consequently $1.1 million has been charged as interest expense in the year ended December 31, 2003 as a result of the termination of the bank facility.  This charge did not impact shareholders’ equity because it was previously recorded as a component of other comprehensive income.  In addition, there was an acceleration of the amortization of expenses related to this bank facility of $0.3 million during the year ended December 31, 2003.  PXRE incurred minority interest expense of $10.5 million related to PXRE’s capital trust pass-through securities during the year ended December 31, 2003 (see “– Liquidity” below for a full description of the capital trust pass-through securities).  In 2002, PXRE only incurred $8.6 million of minority interest expense on the capital trust pass-through securities.  Minority expense on the capital trust pass-through securities increased because $62.5 million of additional capital trust pass-through securities were issued during the year ended December 31, 2003.

Income Taxes

          PXRE recognized a tax expense of $0.8 million in 2003 compared to a tax expense of $17.8 million in 2002.  The tax expense for the year ended December 31, 2003 differed from the U.S. statutory rate primarily due to the reinsurance business written in Bermuda as a percentage of our total amount written, as well as the losses incurred from our exited lines segment which related primarily to reinsurance business written in the United States.

FINANCIAL CONDITION

Capital Resources

          The Company and PXRE Delaware rely primarily on dividend payments from PXRE Bermuda and PXRE Reinsurance, respectively, to pay its operating expenses, to meet its debt service obligations and to pay dividends.  During 2004, PXRE Reinsurance paid $42.5 million in dividends.  As approved by the Insurance Department of the State of Connecticut, PXRE Reinsurance distributed capital of $57.5 million and $100.0 million in the third and fourth quarters of 2004, respectively.  PXRE Bermuda did not pay dividends.  These dividends were primarily used to meet interest payments on trust preferred securities, increase the capital of PXRE Bermuda and pay dividends to the Company’s shareholders.  Based on the statutory surplus as of December 31, 2004, the aggregate dividends that are available to be paid during 2005, without prior regulatory approval, by PXRE Reinsurance and PXRE Bermuda are $22.5 million and $236.7 million, respectively.  We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2005.

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

          Financings

          On April 4, 2002, the Company raised $150.0 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the “Preferred Share Investment”). As of December 31, 2004, 16,387 shares of Preferred Shares were issued and outstanding.  In the fourth quarter of 2004, 2,208 preferred shares were converted in conjunction with a public offering discussed below.  The Preferred Shares are entitled to receive, when, as and if declared by our Board of Directors and to the extent of funds legally available for the payment of dividends, cumulative dividends per share at the rate per annum of 8% of the sum of the stated value on each share plus any accrued and unpaid dividends thereon, payable on a quarterly basis.  Such dividends, shall be payable in additional Preferred Shares until April 4, 2005 and in cash thereafter.  We, at our sole election, may decide, in substitution in whole or in part for dividends payable in shares, to pay dividends in cash to the extent of any dividends that, if paid in additional shares of Preferred Shares, would otherwise cause the Purchasers and their affiliates to own more than 49.9% of the capital shares of the Company on a fully-diluted and fully-converted basis.  Dividends to preferred shareholders, paid in kind, during 2004 and 2003 amounted to $14.0 million and $13.1 million, respectively.

          The A1 Preferred Shares, B1 Preferred Shares and C1 Preferred Shares will be mandatorily convertible into Class A Common Shares, Class B Common Shares and Class C Common Shares, respectively, on March 31, 2005.  These shares were originally scheduled to convert on April 4, 2005, but in the interest of presenting a balance sheet reflecting the conversion on March 31, 2005, PXRE reached an agreement with the preferred shareholders to convert four days early.  All the remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on April 4, 2008.  At December 31, 2004, there were 10,174 A1, B1 and C1 Preferred Shares and 6,213 A2, B2 and C2 Preferred Shares.  Notwithstanding the foregoing, on any conversion date, to the extent necessary to prevent the initial purchasers of Preferred Shares and their affiliates from owning more than 49.9% of the capital shares of the Company following conversion, we shall have the right (but not the obligation) to make a cash payment in lieu of Convertible Common Shares equal to the fair market value of the Convertible Common Shares that would have been received in excess of the 49.9% limitation in connection with any conversion, plus an additional tax gross up amount to take into account in appropriate circumstances the difference between the federal income tax rate on long-term capital gains and the federal ordinary income tax rate that might apply to the recipient on the receipt of a cash payment in lieu of Convertible Common Shares.  If the A2 Preferred Shares, B2 Preferred Shares and C2 Preferred Shares are not voluntarily converted on or prior to the third anniversary of their issuance, an annual 8% dividend, payable in cash, will accrue until these Preferred Shares are converted.

          On January 29, 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary  (non-consolidated)  of PXRE Delaware, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement.  Proceeds from the sale of these securities were used to purchase PXRE Delaware’s 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”).  At December 31, 2004, obligations to PXRE Capital Trust amount to $102.6 million.  On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “Capital Securities”).  Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997.  On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.

          On May 15, 2003, PXRE Capital Statutory Trust II, a Connecticut statutory trust and subsidiary (non-consolidated) of the Company, sold $18.0 million principal amount of capital trust pass-through securities due May 15, 2033.  The securities bear interest payable quarterly at an initial rate of 7.35% until May 15, 2008, and thereafter at an annual rate of 3 month LIBOR plus 4.1% reset quarterly.  The Company has the option right to redeem the securities at any quarterly interest payment date after May 15, 2008 at 100%.  The Company used the net proceeds of the sale to repay the balance of $10.0 million outstanding under its credit agreement, and to provide additional capital to PXRE Bermuda.

          On May 23, 2003, PXRE Capital Trust III, a Delaware statutory trust and a subsidiary (non-consolidated) of the Company, sold $15.5 million principal amount of capital trust pass-through securities due May 23, 2033.  The securities bear interest payable quarterly at a rate of 9.75%.  The Company has the right to redeem the securities at call prices of 104.875% on May 23, 2008, declining to 100.975% on May 23, 2012 and 100% on May 23, 2013 or thereafter.  The Company used the net proceeds to provide additional capital to PXRE Bermuda.

          On October 29, 2003, PXRE Capital Statutory Trust V, a Connecticut statutory trust and a subsidiary (non-consolidated) of the Company, sold $20.6 million principal amount of capital trust pass-through securities due October 29, 2033.  The securities bear interest payable quarterly at an initial rate of 7.70% until October 29, 2008, and thereafter at an annual rate of 3 month LIBOR plus 3.85% reset quarterly.  The Company has the right to redeem the securities at any quarterly interest payment date after October 29, 2008 at 100%.  The Company used the net proceeds to provide additional capital to PXRE Bermuda.

          On November 6, 2003, PXRE Capital Trust VI, a Delaware capital trust and a subsidiary (non-consolidated) of the Company, sold $10.3 million principal amount of capital trust pass-through securities due September 30, 2033.  The securities bear interest payable quarterly at an initial rate of 7.58% until September 30, 2008, and thereafter at an annual rate of 3 month LIBOR plus 3.90% reset quarterly.  The Company has the right to redeem the securities at any quarterly interest payment date after September 30, 2008 at 100%.  The Company used the net proceeds to provide additional capital to PXRE Bermuda.

          On December 16, 2003, the Company completed an offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration on Form S-3, filed in 2003 for up to $150.0 million of securities.  Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company (“Phoenix”), one of the Company’s common shareholders.

          The Company did not receive any of the proceeds from the sale of shares by Phoenix.  Net proceeds to the Company, from the sale of the common shares sold by the Company, were approximately $20.4 million.  We used the net proceeds from the sale of common shares for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.  On January 22, 2004, the underwriters exercised in-full the over-allotment option to purchase 0.3 million additional common shares at $21.75 per share.  As a result of the exercise of the option, the Company received additional net proceeds of approximately $6.8 million, resulting in total net proceeds from the offering of approximately $27.2 million.  We again used the net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda.  After giving effect to the sale of the over-allotment shares, a total of 2.5 million shares were sold in the offering.

          On November 23, 2004, PXRE completed a public offering of 5.2 million of its common shares at $23.75 per share, pursuant to a Shelf Registration on Form S-3 filed in 2003 for up to $150.0 million of securities, consisting of 3.7 million shares offered by the Company and 1.5 million shares offered by certain selling shareholders.  On December 2, 2004, the underwriters exercised in-full the over-allotment option to purchase 0.8 million additional common shares, consisting of 0.7 million shares from the Company and 0.1 million shares from the selling shareholders.  After giving effect to the sale of the over-allotment shares, a total of 6.0 million shares were sold in the offering.

          The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.  The selling shareholders converted 2,208 preferred shares, including accrued dividends, to 1.6 million common shares sold in the public offering, including the overallottment.  Net proceeds to the Company from the sale of common shares sold by the Company were approximately $98.2 million, including the overallotment.  PXRE used its net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.

          Share Dividends and Book Value

          Dividends declared to common shareholders were $3.4 million and $2.9 million in 2004 and 2003, respectively.  Book value per common share was $21.30 at December 31, 2004 after considering convertible preferred shares.

          Cash Flows

          Net cash flows provided by operations were $45.4 million in 2004 compared to $154.3 million in 2003 primarily due to an increase in losses paid in 2004 compared to 2003 and a reduction in cash related to deposit obligations which in the prior period had been an increase in cash.  Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between years.

          Net cash used by investing activities were $205.7 million in 2004 compared to $184.3 million in 2003 due primarily to purchases of securities for investment partially offset by proceeds received on sale or maturity of investments.

          PXRE is subject to large losses, including natural perils such as hurricanes and earthquakes.  Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts.  A portion of the invested assets is notionally allocated to a Primary Capital Portfolio.  The guidelines of this portfolio are designed in such a manner that securities are available to pay claims from a potential loss.  For example, the securities, which are of high credit quality, have a duration that approximates the duration of the cash outflows of past large losses incurred by PXRE.  The purpose of the Primary Capital Portfolio is to maintain a pool of assets whose underlying durations and maturities approximate that of the potential future cash outflows.  Should an event actually occur, PXRE may dedicate assets, including cash equivalents and other short-term investments, in such a manner that cash is always on hand to pay claims.

          This asset/liability matching strategy is evidenced by the Company’s overall 2.0 year duration of its fixed income and short-term investments.  Due to this relatively short duration portfolio, the Company does not believe realized losses resulting from selling securities before anticipated will have a material adverse impact on its financial position.

          PXRE has two letter of credit (LOC) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract.  Both facilities require the Company to provide collateral in the form of fixed maturity securities to the issuing bank as security for outstanding LOCs.  The first is a $135.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum.  The second is an uncommitted facility that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company.  There is no commitment fee for the second facility.  The Company must transfer eligible assets to a collateral account prior to the banks issuing the LOC.  Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral.

          Off-Balance Sheet Arrangements

          We do not have any material off-balance sheet arrangements.  We do have the following commitments, contingencies and contractual obligations.  Payments due by period in the following table reflect liabilities recorded at December 31, 2004.

          Commitments, Contingencies and Contractual Obligations

PAYMENTS DUE BY PERIOD

Contractual Obligations ($000’s)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt obligations	$167,075	$—	$—	$—	$167,075
Interest on debt obligations	354,558	14,327	28,653	28,653	282,925
Losses and loss expenses	460,084	216,533	128,006	47,674	67,871
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	6,528	1,366	2,842	2,320	—
Purchase obligations	441	429	12	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$988,686	$232,655	$159,513	$78,647	$517,871

          Loss and loss expense reserves represent management’s best estimate of the ultimate cost of settling the underlying reinsurance claims.  As more fully discussed in “Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses” above, the estimation of loss and loss expense reserves is based on various complex and subjective judgments.  Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis.  The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

          As noted under “– Capital Resources” above, we expect to be able to meet the contractual obligations over 2005 with the dividend paying capacity of the Company’s subsidiaries.  PXRE Reinsurance and PXRE Bermuda expect to be able to meet their contractual obligations over 2005 with operating and investing cash flows.

          As of December 31, 2004, other commitments and pledged assets include (a) LOCs of $8.1 million which are secured by cash and securities amounting to $23.2 million, (b) cash and securities amounting to $9.8 million were on deposit with various state insurance departments and overseas banks in order to comply with insurance laws, (c) securities with a fair value of $64.5 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) a commitment to lend a further $0.1 million to finance the completion of the construction of an office building that we currently use as our headquarters in Bermuda, (f) a contingent liability amounting to $1.0 million under the Restated Employee Annual Incentive Bonus Plan, (g) commitments under the capital trust pass-through securities discussed above, and (h) commitment fees of $0.2 million per annum under a Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Bermuda and Barclays Bank PLC.

          In connection with the capitalization of PXRE Lloyd’s Syndicate 1224, PXRE Reinsurance has on deposit $22.5 million par value of securities as collateral for Lloyd’s.  Cash and invested assets held by PXRE Lloyd’s Syndicate 1224, amounting to $11.9 million at December 31, 2004, are restricted from being paid as a dividend until the run-off of our exited Lloyd’s business has been completed.

          We entered into a joint venture agreement, dated June 2001 (the “JV Agreement”), with BF&M Properties Limited to form a Bermuda company, Barr’s Bay Properties Limited (“Barr’s Bay”).  Barr’s Bay was formed to construct an office building in Hamilton, Bermuda, in which we have the option to lease office space for three consecutive five-year terms.  We own 40% of the outstanding shares of Barr’s Bay.  Pursuant to the JV Agreement, we agreed to lend up to $7.0 million to Barr’s Bay to finance the construction of the subject office building, $6.9 million of which has been advanced as of December 31, 2004.  The loans are secured by a first mortgage on the property.

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

          As a reinsurer of property catastrophe-type coverages in the worldwide marketplace, our operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods.  For example, the four Florida hurricanes in the third quarter of 2004 resulted in pre-tax losses of $111.7 million, net of reinsurance recoverables and reinstatement premiums for that quarter.  While we may, depending on market conditions, purchase catastrophe retrocessional coverage for our own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on our results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

          We compete with numerous companies, many of which have substantially greater financial, marketing and management resources.  The level of competition has increased in the wake of the September 11, 2001 terrorist attacks with the formation of a number of large and well-capitalized Bermuda reinsurance companies.  In addition, a number of our pre-existing competitors were successful in raising substantial levels of additional capital.  Although we increased our capital as well since the September 11th attacks, we remain smaller than most of our competitors.

          In particular, we compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Reinsurance, Inc., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd.  Competition varies depending on the type of business being insured or reinsured and whether we are in a leading position or acting on a following basis.

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

          Reserving for losses includes significant estimates, which are also subject to inherent uncertainties.

          Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure.  Claim reserves represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred.  We utilize actuarial models as well as historical insurance industry loss development patterns to assist in the establishment of appropriate claim reserves.  In our casualty and finite business, given our limited experience we do not have established historical loss development patterns that can be used to establish these loss liabilities.  For these lines of business, we rely on loss development patterns that have been estimated from industry or client data, which may not accurately represent the true development pattern for the business we wrote.  For property lines of business, reserves may differ from ultimate settlement values due to the infrequency of some types of catastrophe losses, the incompleteness of information in the wake of a major catastrophe and delay in receiving that information.  We are also seeking to commute certain exited lines reinsurance contracts, which could result in additional losses.  Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

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

          The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies.  If either of S&P or A.M. Best were to downgrade us, such downgrade would likely have a material negative impact on our ability to expand our reinsurance portfolio and renew all of our existing reinsurance agreements, especially if we were to be downgraded more than one level from the “A” category to the “B” category.  In 1999, we were downgraded from A+ to A, which downgrade was considered by us to have no material effect on our core short tail property business.  Although impossible to quantify, we believe the downgrade did have some impact on our ability to expand the direct casualty reinsurance business that we have since discontinued.

          A decline in our ratings may require us to transfer premiums retained by us into a beneficiary trust.

          Certain of our ceded excess of loss reinsurance contracts require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers if A.M. Best were to downgrade us below “A-.”  In addition, certain of our other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel the contract and require us to pay a termination fee.  The amount of the termination fee would be dependent upon various factors, including level of loss activity.

          A decline in our ratings may allow clients to terminate their contract with us.

          It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies and a majority of our contracts now contain such clauses.  Typically such cancellation clauses are triggered if A.M. Best or S&P were to downgrade us below “A-.”  Currently our claims paying rating is “A” by A.M. Best and S&P.  Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial conditions or future prospects, but such an effect could potentially be materially adverse.  A downgrade, therefore, could result in a substantial loss of business if insurers, ceding companies and brokers that place such business move to other insurers and reinsurers with higher ratings.  For example, 47% (by premium volume) of our reinsurance contracts that incepted at January 1, 2005 contained provisions allowing clients additional rights upon a decline in PXRE’s ratings.

          Our investment portfolio is subject to significant market and credit risks which could result in an adverse impact on our financial position or results.

          Our invested assets consist primarily of debt instruments with fixed maturities, short-term investments, a diversified portfolio of hedge funds and, to a lesser extent, interests in mezzanine bond and equity limited partnerships.  At December 31, 2004, 88.2% of PXRE’s investment portfolio consisted of fixed maturities and short-term investments and 11.8% consisted of hedge funds and other investments.  These investments are subject to market-wide risks and fluctuations as well as to risks inherent in particular securities.  Although we seek to preserve our capital, we have invested in a portfolio of hedge funds and other privately held securities.  These investments are designed to provide diversification of risk; however, such investments entail substantial risks.  There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time.  In addition, although we seek to employ investment strategies that are not correlated with our reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on us.  While our primary objective is capital preservation, all our portfolios have a degree of risk.  See “Investments.”

          Risks Related to our Fixed Maturity Investments.  We are exposed to potential losses from the risks inherent in our fixed maturity investments.  The two most significant risks inherent in our fixed income portfolio are interest rate risk and credit risk:

•	Interest Rate Risk

          Our principal fixed maturity market risk exposure is to changes in U.S. interest rates.  Changes in interest rates may affect the fair value of our fixed maturity portfolio, borrowings (in the form of trust preferred securities) and a related interest rate swap.  Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors.  Changes in interest rates could also cause a potential underperformance in our exited finite coverages and shortfalls in cash flows necessary to pay fixed rate amounts due to exited finite contract counterparties.

•	Credit Risk

          We are also exposed to potential losses from changes in probability of default and from defaulting counter-parties with respect to our investments.  A majority of our investment portfolio consists of fixed maturities and short-term investments rated “A2” or “A” or better by Moody’s, or S&P.  The average credit rating of the fixed maturity and short-term investments at December 31, 2004 is AA+.  Our investment portfolio also contains privately held fixed maturities that are not traded on a recognized exchange.  A deterioration in the credit quality of our investments or our inability to liquidate any of our privately held investments promptly could have an adverse effect on our financial condition.

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

          The three most significant risks inherent in our hedge fund portfolio are liquidity risk, credit risk and market risk:

•	Liquidity Risk

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

•	Credit Risk

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

•	Market Risk

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

          We market our reinsurance products worldwide exclusively through reinsurance brokers.  Four, four and five brokerage firms accounted for approximately 78%, 78%, and 84% of our gross premiums written for the years ended December 31, 2004, 2003, and 2002, respectively.  Approximately 25%, 23%, 16%, and 14% of gross premiums written in fiscal year 2004 were arranged through Benfield Greig Ltd., the worldwide branch offices of Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.), Aon Group Ltd., and Willis Re. Inc., respectively.  Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on our business.

          The impact of recently announced investigations of broker fee and placement arrangements could adversely impact our ability to write more business.

          Recent investigations of broker placement and compensation practices initiated by the Attorney General’s office of certain states including New York, together with recently filed class action lawsuits initiated against such broker entities and certain reinsurance companies have challenged the legality of certain activities conducted by these brokers and companies.  Various brokers with whom we do business are included within these investigations and lawsuits.  The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers because of an alleged conflict of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers, bid rigging and tying the receipt of direct insurance to placing reinsurance through the same broker.  Because these investigations and suits have only recently been commenced, it is not possible to determine their ultimate impact upon the broker reinsurance market and reinsurers, including us.  However, because of our reliance on the broker reinsurance market for future business, any governmental actions or judicial decisions which had the effect of impairing the broker reinsurance market could materially impact our ability to underwrite business.  In addition, to the extent that any of the arrangements into which we routinely enter with our brokers were determined to be unlawful, we could be fined or otherwise penalized.  Further, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk.  See “Our reliance on reinsurance brokers exposes us to their credit risk” below.

          We have exited the finite reinsurance business, but claims in respect of finite reinsurance could have an adverse effect on our results of operations.

          Finite risk reinsurance contracts are highly customized and typically involve complicated structural elements. GAAP governs whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. As reported recently in the press, certain finite insurance and reinsurance arrangements are coming under scrutiny by the New York Attorney General’s Office, the Securities and Exchange Commission and other governmental authorities. According to the press, investigators have asserted that the contracts in question were accounted for in an improper or fraudulent manner.

          We sold finite reinsurance prior to June 30, 2004, and from time to time, have purchased finite reinsurance. Any claim challenging the appropriateness of the accounting treatment of the finite contracts we underwrote or purchased could result in negative publicity, costs and, in the event of any regulatory or judicial decision being entered against us, ultimately fines and penalties, all of which could have a material adverse effect on our business and results of operations.

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

          In order to limit the effect of large and multiple losses upon our financial condition, we buy reinsurance for our own account.  This type of insurance is known as retrocessional reinsurance.  From time to time, market conditions have limited, and in some cases have prevented reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs.  Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance.  In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in prior years.  In difficult market conditions, pricing for our retrocessional reinsurance products may improve, but conversely, obtaining retrocessional reinsurance for our own account on favorable terms can become more difficult.

          A retrocessionaire’s insolvency or its inability or unwillingness to make payments under the terms of a retrocessional reinsurance treaty with us could have a material adverse effect on us.  Therefore, our retrocessions subject us to credit risks because the ceding of risk to retrocessionaires does not relieve us of our liability to our clients.  In the event that we cede business to a retrocessionaire, we must still pay on claims of our cedent even if we are not paid by the retrocessionaire.

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

          PXRE Bermuda.  PXRE Bermuda is a registered Class 4 Bermuda insurance and reinsurance company.  Among other matters, Bermuda statutes, regulations and policies of the BMA, require PXRE Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition.  These statutes and regulations may, in effect, restrict PXRE Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

          The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States.  Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on our business.  In addition, although PXRE Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to PXRE Bermuda’s insurance or reinsurance activities may still be raised in the future.

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

          Barbados.  PXRE Barbados is subject to regulation under Barbados’ Insurance Act, 1996. Under the Barbados Act, PXRE Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (a) after payment of the dividend it is able to pay its liabilities as they become due, and (b) the realizable value of its assets is greater than the aggregate value of its liabilities and (c) the stated capital accounts are maintained in respect of all classes of shares.

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

          As a registered Bermuda Class 4 insurer, PXRE Bermuda is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require PXRE Bermuda to, among other things:

•	maintain a minimum level of capital, surplus and liquidity;

•	satisfy solvency standards;

•	restrict dividends and distributions;

•	obtain prior approval of ownership and transfer of shares;

•	appoint an approved loss reserve specialist;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•	provide for the performance of certain periodic examinations of PXRE Bermuda and its financial condition.

          These statutes and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our investment strategy.

          We do not presently intend that PXRE Bermuda will be admitted to do business in any jurisdiction in the United States, the United Kingdom or elsewhere (other than Bermuda).  However, we cannot assure you that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of PXRE Bermuda, or related companies or its agents and claim that PXRE Bermuda is subject to such jurisdiction’s licensing requirements.  If any such claim is successful and PXRE Bermuda must obtain a license, we may be subject to taxation in such jurisdiction.  In addition PXRE Bermuda is subject to indirect regulatory requirements imposed by jurisdictions that may limit its ability to provide insurance or reinsurance.  For example, PXRE Bermuda’s ability to write insurance or reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies.  Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, alien insurers or reinsurers with whom domestic companies place business.

          Generally, Bermuda insurance statues and regulations applicable to PXRE Bermuda are less restrictive than those that would be applicable if it were governed by the laws of any state in the United States.  In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States.  If in the future PXRE Bermuda becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that PXRE Bermuda would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on PXRE Bermuda’s business.

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

          Under Bermuda law, non-Bermudians (other than spouses of Bermudians or holders of permanent residence certificates) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority.  The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent residence certificate) is available who meets the minimum standards for the advertised position.  The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.  Substantially all of our key officers, including our Chief Executive Officer, Chief Financial Officer, and key reinsurance underwriters are working in Bermuda under work permits that will expire at various times over the next five years.  The Bermuda government could refuse to extend these work permits.  If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

Risks Related to Taxation

          We and our Bermuda subsidiaries may become subject to Bermuda taxes after 2016.

          Bermuda currently imposes no income tax on companies.  We have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries until March 28, 2016.  We cannot assure you that we or our Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

          We and our non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our financial condition and results of operation.

          We and our non-U.S. subsidiaries intend to operate our business in a manner that will not cause us to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that will not cause us to be doing business through a permanent establishment in the United States) and, thus, we will not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income, dividends from PXRE Delaware to PXRE Barbados and excise taxes on insurance or reinsurance premiums).  However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the IRS will not contend successfully that we or that a non-U.S. subsidiary of ours is engaged in a trade or business, or carrying on business through a permanent establishment in the United States.

          We and/or our non-U.S. subsidiaries could be subject to U.S. federal income tax on a portion of our income that is earned from U.S. sources if we or our non-U.S. subsidiaries are considered to be a personal holding company (or a “PHC”) for U.S. federal income tax purposes.  This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals and on whether at least 60% of our or our subsidiaries adjusted ordinary gross income is “personal holding company income” (“PHCI threshold”), as determined for U.S. federal income tax purposes.  We believe, based upon information made available to us regarding our existing shareholder base, that neither we nor any of our subsidiaries should be considered a PHC.  Additionally, we intend to operate our business to minimize the possibility that we will meet the PHCI threshold.  However, due to the lack of complete information regarding our ultimate share ownership, we cannot be certain that we will not be characterized as a PHC, or that the amount of U.S. federal income tax that would be imposed if it were not the case would be minimal.

          Pursuant to recently enacted legislation, foreign corporations will be excluded from the application of the personal holding company rules of the Internal Revenue Code of 1986, as amended (the “Code”), effective for taxable years of foreign corporations beginning after December 31, 2004, and taxable years of U.S. shareholders with or within which such taxable years of foreign corporations end.

          Under a recently ratified protocol to the US-Barbados income tax treaty, dividends paid by PXRE Delaware to PXRE Barbados will not be eligible for a U.S. withholding tax rate reduction under the treaty.

          PXRE Delaware is a Delaware corporation wholly owned by PXRE Barbados.  Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty.

          The US and Barbados recently ratified a protocol to the Barbados Treaty which will modify the current Barbados Treaty to cause any future dividends paid by PXRE Delaware to PXRE Barbados to be subject to a U.S. withholding tax of 30%, effective January 1, 2005.  The imposition of withholding tax at such rate could have a material adverse effect on our financial condition and results of operations.

          If we are classified as a foreign personal holding company (“FPHC”), your taxes would increase.

          Although it is not anticipated that we or any of our non-U.S. subsidiaries will be classified as a FPHC for U.S. federal income tax purposes, if we or any of our non-U.S. subsidiaries are classified as a FPHC, a United States person that directly or indirectly owns our common shares would be subject to adverse tax consequences.

          Pursuant to recently enacted legislation, FPHC rules of the Code have been eliminated effective for the taxable years of foreign corporations beginning after December 31, 2004, and taxable years of U.S. shareholders with or within which such taxable years of foreign corporations end.

          If you acquire more than 10% of our shares and we or our non-U.S. subsidiaries are classified as a controlled foreign corporation (“CFC”), your taxes could increase.

          Each U.S. person (as defined in Section 957(c) of the Internal Revenue Code of 1986, as amended (the “Code”)) owning shares of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns, directly or indirectly through foreign entities, on the last day of the CFC’s taxable year, at least 10% of the total combined voting power of all classes of shares of the CFC entitled to vote (shareholders meeting this ownership requirement are referred to as “United States Shareholders”), must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed.  A foreign corporation is considered a CFC if United States Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation or the total value of all stock of such corporation.  For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

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

          If we or a non-U.S. subsidiary is determined to have “related party insurance income” (“RPII”), you may be subject to U.S. taxation on your pro rata share of such income.

          If the RPII of any of our non-U.S. insurance subsidiaries were to equal or exceed 20% of such company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of our voting power or value, then a U.S. person who owns our shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such non-U.S. insurance subsidiary’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to such U.S. persons at that date regardless of whether such income is actually distributed.  In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income.  The amount of RPII earned by the non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of the non-U.S. insurance subsidiaries’ business and the identity of persons directly or indirectly insured or reinsured by the non-U.S. insurance subsidiaries.  We believe that the gross RPII of each non-U.S. insurance subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20% of such subsidiary’s gross insurance income, and we do not expect the direct or indirect insureds of the non-U.S. insurance subsidiaries (and related persons) to directly or indirectly own 20% or more of either the voting power or value of our common shares, but we cannot be certain that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control.

          The RPII rules provide that if a U.S. person disposes of shares in a foreign insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII).  In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder.  These RPII rules should not apply to dispositions of our common shares because we will not ourselves be directly engaged in the insurance business.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form.  It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect.  The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII.  Accordingly, the meaning of the RPII provisions and the application of those provisions to us and our subsidiaries is uncertain.

          If we are classified as a passive foreign investment company (“PFIC”), your taxes would increase.

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

          Our reinsurance agreements between us and our U.S. subsidiaries may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and results of operations.

          Under Section 845 of the Code, as further clarified by recently enacted amendments to the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to a reinsurance agreement, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party.  No regulations have been issued under Section 845 of the Code.  Accordingly, the application of such provisions to us and our subsidiaries is uncertain and we cannot predict what impact, if any, such provisions may have on us and our subsidiaries.

          Changes in U.S. federal income tax law could be retroactive and may subject us or our non-U.S. subsidiaries to U.S. federal income taxation.

          The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC, PHC, FPHC, or PFIC, or has RPII are subject to change, possibly on a retroactive basis.  There are currently no regulations regarding the application of the PFIC rules to an insurance company.  The IRS recently announced that it intends to scrutinize insurance companies domiciled outside the U.S., and apply the PFIC rules to companies that are not active insurance companies and to the portion of a non-U.S. insurance company’s income not derived in the active conduct of an insurance business.  Additionally, the regulations regarding RPII are still in proposed form.  New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS.  We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will be applied on a retroactive basis.

          The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase our taxes and reduce our net income.

          A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development (“OECD”), the Financial Action Task Force and the Financial Stability Forum (“FSF”), have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities.  Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD at the behest of FSF titled “Behind the Corporate Veil: Using Corporate Entities for Illicit Purposes,” contains an extensive discussion of specific recommendations.  The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries.  It is as yet unclear what these sanctions will be, who will adopt them and when or if they will be imposed.  In a June 26, 2000 report, Bermuda was not listed as a tax haven jurisdiction by the OECD because it previously signed a letter committing itself to eliminating harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information, and the elimination of regimes for financial and other services that attract businesses with no substantial domestic activity.  We cannot assure you, however, that the action taken by Bermuda would be sufficient to preclude all effects of the measures or sanctions described above, which, if ultimately adopted, could adversely affect Bermuda companies such as us.

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

          The anti-dilution protections afforded to the preferred shareholders could have a material dilutive effect on our common shareholders.  Each preferred share, in whole or in part, is convertible at any time at the option of the holder into convertible common shares for that series according to a formula set forth in the description of stock filed as an exhibit to this form 10-K.  The convertible common shares are, in turn, convertible into common shares on a one-for-one basis.  The number of convertible common shares per preferred shares issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the preferred share plus accrued but unpaid dividends thereon, by the conversion price then in effect.  The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value or without consideration.  In addition, the conversion price is subject to adjustment for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 and for any liability or loss arising out of pending material litigation on December 10, 2001.  As of December 31, 2004, the outstanding preferred shares were ultimately convertible into 12.2 million common shares, or 37.4% of our outstanding common shares on a fully converted basis and using the adjusted conversion price of $13.40 in effect as of December 31, 2004.  However, because the conversion price for the preferred shares is subject to adjustment for a variety of reasons, including if we have certain types of adverse loss development, the number of our common shares into which the preferred shares are ultimately convertible and, accordingly, the amount of dilution experienced by our common shareholders, could increase.

          Furthermore, upon conversion, sales of substantial amounts of common shares by these investors, or the perception that these sales could occur, could adversely affect the market price of the common shares, as well as our ability to raise additional capital in the public equity markets at a desirable time and price.

Item 7 A.

Investments

          As of December 31, 2004, our investment portfolio, at fair value, was allocated 62.4% in fixed maturity debt instruments, 25.8% in short-term investments, 11.2% in hedge funds and 0.6% in other invested assets.

          At December 31, 2004, 97.3% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” or better by Moody’s or S&P.  Mortgage and asset-backed securities accounted for 26.6% of fixed maturities and short-term investments or 23.5% of our total investment portfolio based on fair value at December 31, 2004.  The average yield to maturity of our fixed maturities and short-term investments at December 31, 2004 and 2003 was 3.4% and 3.2%, respectively.

          We had no direct investments in real estate or commercial mortgage loans as of December 31, 2004, other than $6.9 million of notes receivable and an equity investment in the JV Agreement described earlier, which are included in Other Assets; however, we may invest in fixed maturities that are secured by commercial mortgages from time to time.

          Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders’ equity.  Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income.  At December 31, 2004, an after-tax unrealized loss of $3.5 million (loss of 11 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

          Short-term investments are carried at amortized cost, which approximates fair value.  Our short-term investments, principally treasury bills and agency securities, amounted to $296.3 million at December 31, 2004, compared to $175.8 million at December 31, 2003.

          A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds.  At December 31, 2004, total hedge fund investments amounted to $129.1 million, representing 11.2% of the total investment portfolio.  For the year ended December 31, 2004, our hedge funds yielded a return of 7.8% as compared to 11.8% in 2003.  As of December 31, 2004, hedge fund investments with fair values ranging from $0.9 million to $17.2 million were administered by seventeen managers.

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

          Mariner, as investment advisor, allocates assets to the hedge fund managers.  Mariner monitors hedge fund performance and periodically reallocates assets in its discretion.  Mariner is familiar with a number of hedge fund investment strategies utilized by our hedge fund managers.  Mariner has invested in some of these strategies and has a varying level of knowledge of others.  New strategies, or strategies not currently known to Mariner, may come to Mariner’s attention and may be adopted from time to time.

          As of December 31, 2004, our investment portfolio also included $6.8 million of other invested assets of which 99% is in two mezzanine bond funds.  The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

          Hedge funds and other limited partnership investments are accounted for under the equity method.  Total investment income for the year ended December 31, 2004, included $10.7 million attributable to hedge funds and other investments.

          Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our multi-asset and multi-management strategy.  There can be no assurance, however, that this strategy will prove to be successful.

Market Risk

          We are exposed to certain market risks, including interest rate and credit risks.  The potential for losses exists from changes in interest rates with respect to our investments and borrowings.  We are exposed to potential losses from changes in probability of default with respect to our investments.  We believe our exposure to foreign exchange risk is not material with respect to our fixed income portfolio.

          One of our risk management strategies is to bear market risks that do not correlate with underwriting risks, and limit our exposure to market risks that may prevent us from servicing our insurance obligations.  Our Board of Directors approves investment guidelines and the selection of external investment advisers who manage our portfolios.  The investment managers make tactical investment decisions within the established guidelines.  Management monitors the external advisers through written reports that are reviewed and approved by our Board of Directors or committee thereof.  Management also manages diversification strategies across the portfolios in order to limit our potential loss from any single market risk.  The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, our Board of Directors, rating agencies, regulators, and to shareholders.

          Our investment portfolio is summarized in Item 1, Business, Item 15, Notes to the Financial Statements and in this Item 7A under the heading “Investments”.

Interest Rate Risk

          Our principal fixed maturity market risk exposure is to changes in U.S. interest rates.  Changes in interest rates may affect the fair value of our fixed maturity portfolio and subordinated debt.  Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors. These sectors consist primarily of investment grade securities whose fair value is subject to interest rate, credit, prepayment and extension risk.  All fixed maturity investment positions are net long with no “short” or derivative positions.

          We believe that reinsurance recoverables and payables do not expose us to significant interest rate risk and are excluded from the analysis below.

          In order to measure our exposure to changes in interest rates a sensitivity analysis was performed.  Potential loss is measured as a change in fair value, net of applicable taxes.  The fair value of the fixed maturity portfolio and subordinated debt at year-end was remeasured from the fair values reported in the financial statements assuming a 100 basis point increase in interest rates using various analytics and models.  The potential loss in fair value measured as a proportion of total shareholders’ equity, due to interest rate exposure was estimated at 1.2% at December 31, 2004 and 1.3% at December 31, 2003.  There was no significant change in net exposure during the year.  Should such interest rate increase occur, only the decline in fair value of our fixed maturity investments would be recorded in our consolidated balance sheet; the decrease in the fair value of the subordinated debt would not be recognized.

          The estimated potential loss includes declines in the fair value related to prepayment risk associated with the mortgage-related securities.  The mortgage sector represents 26.6% of our portfolio of fixed maturities and short-term investments at December 31, 2004.  The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk.  The interest rate risk related to the short-term investments is not material.  The average maturity of these investments is under one year.

Credit Risk

          As of December 31, 2004, 88.2% of our investment portfolio, at fair value, consisted of fixed maturities and short-term investments.  At December 31, 2004, 97.3% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “A” or better by Moody’s or S&P.  With respect to diversification, at December 31, 2004 we own 346 individual fixed maturity investments.  Non-agency mortgage and asset-backed securities accounted for 14.8% of our investment portfolio based on fair value at December 31, 2004.  At December 31, 2004, we had $11.7 million at fair value of privately held fixed maturities that are not traded on a recognized exchange.

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

(a) Evaluation of Disclosure Controls and Procedures

          PXRE’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

          PXRE’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of PXRE’s management, including PXRE’s Chief Executive Officer and Chief Financial Officer, PXRE conducted an evaluation of the effectiveness of PXRE’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on PXRE’s evaluation under the framework in Internal Control – Integrated Framework, PXRE’s management concluded that our internal control over financial reporting was effective as of December 31, 2004.  PXRE’s management’s assessment of the effectiveness of PXRE’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The information required with respect to our directors and executive officers is incorporated herein by reference to the information contained in the section of our definitive proxy statement for our annual meeting of shareholders to be held April 26, 2005, to be filed with the Securities and Exchange Commission, entitled “Information Concerning Directors and Executive Officers.”

          The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section of the proxy statement entitled “Corporate Governance.”  We have undertaken to provide to any person, without charge and upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers as well as some of our other corporate governance documents.  See “Available Information” in the Business section of this Form 10-K.

          The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Item 11.	Executive Compensation

          The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section of the proxy statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The stock ownership information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the sections entitled “Outstanding Stock and Voting Rights – Security Ownership of Certain Beneficial Owners” and “Outstanding Stock and Voting Rights – Security Ownership by Management.”

          The information about our equity compensations plans required by Item 12 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the section entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

          The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the sections entitled “Executive Compensation” and “Certain Business Relationships.”

Item 14.	Principal Accountants’ Fees and Services

          The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the section entitled “Principal Accountants’ Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)          The following documents are filed as part of this Form 10-K:

                       (1)        Financial Statements.

                        (2)        Financial Statements Schedules.

Page

Schedule I – Summary of Investments (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)	-

Schedule II – Condensed Financial Information of Registrant	F-38

Schedule III – Supplementary Insurance Information	F-39

Schedule IV – Reinsurance (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)	-

Schedule V – Valuation and Qualifying Accounts and Reserves	F-40

Schedule VI – Supplementary Information Concerning Property/Casualty Insurance Operations	F-41

Consent of Independent Registered Public Accounting Firm	F-42

All other financial statement schedules have been omitted as inapplicable.

                        (3)        Exhibits.

          A list of exhibits required to be filed as a part of this report is set forth in the Exhibit Index of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)          Exhibits

                        See Item 15(a)(3) above.

         (d)          Financial Statements

                        See Item 15(a)(2) above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PXRE Group Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PXRE GROUP LTD.

By:	/s/JEFFREY L. RADKE

Jeffrey L. Radke Its President and Chief Executive Officer

Date:	March 1, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:

By:	/s/ JEFFREY L. RADKE	By:	/s/ JOHN M. MODIN

	Jeffrey L. Radke President and Chief Executive Officer (Principal Executive Officer)		John M. Modin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 1, 2005	Date:	March 1, 2005

*By:	/s/ GERALD L. RADKE	*By:	/s/ F. SEDGWICK BROWNE

	Gerald L. Radke Director		F. Sedgwick Browne Director

Date:	February 24, 2005	Date:	February 24, 2005

*By:	/s/ SUSAN F. CABRERA	*By:	/s/ BRADLEY E. COOPER

	Susan F. Cabrera Director		Bradley E. Cooper Director

Date:	February 24, 2005	Date:	February 24, 2005

*By:	/s/ ROBERT W. FIONDELLA	*By:	/s/ FRANKLIN D. HAFTL

	Robert W. Fiondella Director		Franklin D. Haftl Director

Date:	February 24, 2005	Date:	February 24, 2005

*By:	/s/ CRAIG A. HUFF	*By:	/s/ MURAL R. JOSEPHSON

	Craig A. Huff Director		Mural R. Josephson Director

Date:	February 24, 2005	Date:	February 24, 2005

*By:	/s/ WENDY LUSCOMBE	*By:	/s/ PHILIP R. MCLOUGHLIN

	Wendy Luscombe Director		Philip R. McLoughlin Director

Date:	February 24, 2005	Date:	February 24, 2005

*By:	/s/ ROBERT M. STAVIS

Robert M. Stavis Director

Date:	February 24, 2005

		*By	/s/ JEFFREY L. RADKE

Jeffrey L. Radke Attorney-in-Fact

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders
PXRE Group Ltd.:

PXRE’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of PXRE’s management, including PXRE’s Chief Executive Officer and Chief Financial Officer, PXRE conducted an evaluation of the effectiveness of PXRE’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on PXRE’s evaluation under the framework in Internal Control – Integrated Framework, PXRE’s management concluded that our internal control over financial reporting was effective as of December 31, 2004.  PXRE’s management’s assessment of the effectiveness of PXRE’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JEFFREY L. RADKE	/s/ JOHN. M. MODIN

Jeffrey L. Radke	John M. Modin
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PXRE Group Ltd.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that PXRE Group Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PXRE Group Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PXRE Group Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, PXRE Group Ltd.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, PXRE Group Ltd. adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” during 2004.

/s/ KPMG LLP

New York, New York
March 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PXRE Group Ltd.:

We have audited the accompanying consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PXRE Group Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PXRE Group Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, PXRE Group Ltd. adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” during 2004.

/s/ KPMG LLP

New York, New York
March 1, 2005

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		December 31,

		2004	2003

Assets	Investments:
	Fixed maturities:
	Available-for-sale (amortized cost $705,204 and $613,833, respectively)	$701,798	$617,658
	Trading (cost $13,725 and $20,370, respectively)	15,483	21,451
	Short-term investments	296,318	175,771
	Hedge funds (cost $86,549 and $87,691, respectively)	129,118	121,466
	Other invested assets (cost $5,663 and $9,365, respectively)	6,823	10,173

	Total investments	1,149,540	946,519
	Cash	15,668	65,808
	Accrued investment income	8,054	5,490
	Premiums receivable, net	93,116	79,501
	Other receivables	35,315	30,695
	Reinsurance recoverable on paid losses	8,003	15,494
	Reinsurance recoverable on unpaid losses	61,215	146,924
	Ceded unearned premiums	3,500	10,454
	Deferred acquisition costs	1,745	2,495
	Income tax recoverable	31,594	14,133
	Other assets	46,666	42,134

	Total assets	$1,454,416	$1,359,647

Liabilities	Reserve for losses and loss expenses	$460,084	$450,635
	Reserve for unearned premiums	15,952	21,566
	Subordinated debt	167,075	—
	Reinsurance balances payable	10,937	53,373
	Deposit liabilities	72,143	80,583
	Other liabilities	31,670	32,133

	Total liabilities	757,861	638,290

	Minority interest in consolidated subsidiary:
	Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trust holding solely a company-guaranteed related subordinated debt	—	156,841

Shareholders’ Equity	Serial convertible preferred shares, $1.00 par value, $10,000 stated value -- 10 million shares authorized, 0.02 million shares issued and outstanding	163,871	172,190
	Common shares, $1.00 par value -- 50 million shares authorized, 20.5 million and 13.3 million shares issued and outstanding, respectively	20,469	13,277
	Additional paid-in capital	329,730	192,078

	Accumulated other comprehensive income net of deferred income tax (benefit) expense of $(900) and $1,242, respectively	(4,855)	1,692
	Retained earnings	194,081	188,670
	Restricted shares at cost (0.4 million and 0.3 million shares, respectively)	(6,741)	(3,391)

	Total shareholders’ equity	696,555	564,516

	Total liabilities and shareholders’ equity	$1,454,416	$1,359,647

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Income and Comprehensive Income
Group Ltd.	(Dollars in thousands, except per share amounts)

		Year Ended December 31,

		2004	2003	2002

Revenues	Net premiums earned	$308,072	$320,933	$269,360
	Net investment income	26,178	26,931	24,893
	Net realized investment (losses) gains	(150)	2,447	8,981
	Fee income	1,785	5,014	3,432

		335,885	355,325	306,666

Losses and	Losses and loss expenses incurred	226,347	157,598	125,361
Expenses	Commissions and brokerage	36,111	47,360	53,391
	Operating expenses	41,293	39,701	34,228
	Foreign exchange losses (gains)	80	143	(273)
	Interest expense	14,389	2,506	2,939
	Minority interest in consolidated subsidiaries	—	10,528	8,646

		318,220	257,836	224,292

	Income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	17,665	97,489	82,374
	Income tax (benefit) provision	(6,234)	841	17,829

	Income before cumulative effect of accounting change and convertible preferred share dividends	23,899	96,648	64,545
	Cumulative effect of accounting change, net of $0.2 million tax benefit	(1,053)	—	—

	Net income before convertible preferred share dividends	$22,846	$96,648	$64,545

	Convertible preferred share dividends	14,018	13,113	9,077

	Net income available to common shareholders	$8,828	$83,535	$55,468

Comprehensive	Net income before convertible preferred share dividends	$22,846	$96,648	$64,545
Income, Net of	Net unrealized (depreciation) appreciation on investments	(5,218)	(6,396)	7,664
Tax	Minimum additional pension liability	(1,329)	—	—
	Net unrealized appreciation (depreciation) on cash flow hedge	—	946	(223)

	Comprehensive income	$16,299	$91,198	$71,986

Per Share	Basic:
	Net income before cumulative effect of accounting change and convertible preferred share dividends	$1.65	$8.06	$5.47
	Cumulative effect of accounting change	(0.07)	—	—
	Convertible preferred share dividends	(0.97)	(1.09)	(0.77)

	Net income available to common shareholders	$0.61	$6.97	$4.70

	Average shares outstanding (000’s)	14,433	11,992	11,802

	Diluted:
	Net income before cumulative effect of accounting change	$0.86	$4.10	$3.28
	Cumulative effect of accounting change	(0.04)	—	—

	Net income	$0.82	$4.10	$3.28

	Average shares outstanding (000’s)	27,745	23,575	19,662

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

	Years Ended December 31, 2004, 2003 and 2002

	Convertible Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Restricted Shares	Total Shareholders’ Equity

Balance at December 31, 2001	$—	$11,873	$175,405	$(299)	$55,473	$(2,672)	$239,780
Net income before convertible preferred shares dividends					64,545		64,545
Unrealized appreciation on investments, net				7,664			7,664
Unrealized depreciation on cash flow hedge, net				(223)			(223)
Issuance of convertible preferred shares	150,000		(9,112)				140,888
Issuance of common shares		157	3,000				3,157
Repurchase/cancellation of common shares			(671)				(671)
Issuance of restricted shares						(886)	(886)
Amortization of restricted shares						1,845	1,845
Dividends to convertible preferred shareholders	9,077				(9,077)		—
Dividends paid to common shareholders					(2,879)		(2,879)
Tax effect of stock options exercised			316				316
Other			(72)				(72)

Balance at December 31, 2002	159,077	12,030	168,866	7,142	108,062	(1,713)	453,464
Net income before convertible preferred shares dividends					96,648		96,648
Unrealized depreciation on investments, net				(6,396)			(6,396)
Unrealized appreciation on cash flow hedge, net				946			946
Issuance of common shares		1,247	25,084				26,331
Repurchase/cancellation of common shares			(2,058)				(2,058)
Issuance of restricted shares						(4,582)	(4,582)
Amortization of restricted shares						2,904	2,904
Dividends to convertible preferred shareholders	13,113				(13,113)		—
Dividends paid to common shareholders					(2,927)		(2,927)
Tax effect of stock options exercised			186				186

Balance at December 31, 2003	172,190	13,277	192,078	1,692	188,670	(3,391)	564,516
Net income before convertible preferred shares dividends					22,846		22,846
Unrealized depreciation on investments, net				(5,218)			(5,218)
Minimum additional pension liability, net				(1,329)			(1,329)
Conversion of convertible preferred shares	(22,337)						(22,337)
Issuance of common shares		7,192	137,331				144,523
Repurchase/cancellation of common shares			(1,254)				(1,254)
Issuance of restricted shares						(7,291)	(7,291)
Amortization of restricted shares						3,941	3,941
Dividends to convertible preferred shareholders	14,018				(14,018)		—
Dividends paid to common shareholders					(3,417)		(3,417)
Tax effect of stock options exercised			1,575				1,575

Balance at December 31, 2004	$163,871	$20,469	$329,730	$(4,855)	$194,081	$(6,741)	$696,555

The accompanying notes are an integral part of these statements.

PXRE
Group Ltd.	Consolidated Statements of Cash Flows

		Year Ended December 31,

		2004	2003	2002

Cash Flows	Premiums collected, net of reinsurance	$253,361	$248,857	$313,673
from Operating	Loss and loss adjustment expenses paid, net of reinsurance	(123,698)	(80,113)	(106,220)
Activities	Commission and brokerage paid, net of fee income	(34,543)	(21,738)	(61,673)
	Operating expenses paid	(38,189)	(34,346)	(27,834)
	Net investment income received	15,894	13,719	11,917
	Interest paid	(15,138)	(11,229)	(11,136)
	Income taxes (paid) recovered	(6,271)	(15,680)	7,123
	Trading portfolio purchased	—	(21,607)	(30,886)
	Trading portfolio disposed	6,965	25,183	38,123
	Deposit (paid) received	(8,440)	45,434	21,818
	Other	(4,590)	5,777	(15,523)

	Net cash provided by operating activities	45,351	154,257	139,382

Cash Flows	Fixed maturities available for sale purchased	(496,986)	(527,249)	(430,722)
from Investing	Fixed maturities available for sale disposed or matured	405,393	378,996	189,969
Activities	Hedge funds purchased	(13,123)	(35,000)	(30,366)
	Hedge funds disposed	15,149	40,009	14,265
	Other invested assets purchased	—	(314)	(283)
	Other invested assets disposed	4,417	1,673	10,558
	Net change in short-term investments	(120,547)	(42,453)	20,185
	Payable for securities	(18)	(4)	(82)

	Net cash used by investing activities	(205,715)	(184,342)	(226,476)

Cash Flows	Proceeds from issuance of common shares	114,701	21,538	2,128
from Financing	Proceeds from issuance of convertible preferred shares	—	—	140,888
Activities	Cash dividends paid to common shareholders	(3,417)	(2,927)	(2,879)
	Proceeds from issuance of minority interest in consolidated subsidiaries	—	62,500	—
	Repayment of debt	—	(30,000)	(25,000)
	Repurchase of minority interest in consolidated subsidiary	—	—	(3,773)
	Cost of shares repurchased	(1,060)	(1,848)	(528)

	Net cash provided by financing activities	110,224	49,263	110,836

	Net change in cash	(50,140)	19,178	23,742
	Cash, beginning of year	65,808	46,630	22,888

	Cash, end of year	$15,668	$65,808	$46,630

	Reconciliation of net income to net cash provided by operating activities:
	Net income before convertible preferred share dividends	$22,846	$96,648	$64,545
	Adjustments to reconcile net income to net cash provided by operating activities:
	Reserve for losses and loss expenses	9,449	2,807	(5,876)
	Reserve for unearned premiums	1,340	(42,148)	25,088
	Deferred acquisition costs	750	20,226	(15,409)
	Receivables	(18,234)	(5,855)	3,143
	Reinsurance balances payable	(42,436)	(27,717)	2,913
	Reinsurance recoverable	93,201	74,678	25,018
	Income taxes	(12,787)	(14,808)	25,017
	Equity in earnings of limited partnerships	(10,744)	(13,373)	(9,323)
	Trading portfolio purchased	—	(21,607)	(30,886)
	Trading portfolio disposed	6,965	25,183	38,123
	Deposit liability	(8,440)	45,434	21,818
	Other	3,441	14,789	(4,789)

	Net cash provided by operating activities	$45,351	$154,257	$139,382

	The accompanying notes are an integral part of these statements.

PXRE	Notes to Consolidated Financial Statements
Group Ltd.	Years Ended December 31, 2004, 2003 and 2002

1.     Organization

               PXRE Group Ltd. (the “Company” or collectively with its subsidiaries, “PXRE”) is an insurance holding company organized in Bermuda.  The Company provides reinsurance products and services to a worldwide marketplace through its wholly owned subsidiary operations located in Bermuda, Barbados, Europe and the United States.  PXRE’s primary focus is providing property catastrophe reinsurance and retrocessional coverage.  PXRE also provides marine, aviation and aerospace products and services.

2.     Significant Accounting Policies

        Basis of Presentation and Consolidation

               The consolidated financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted (“GAAP”) in the United States of America.  These statements reflect the consolidated operations of the Company and its wholly owned subsidiaries, including PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), PXRE Solutions, Inc. (“PXRE Solutions”), PXRE Solutions S.A. (“PXRE Europe”), and PXRE Limited.  All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

               GAAP requires management to make estimates and assumptions that affect the (i) reported amount of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

               Certain reclassifications have been made for 2002 and 2003 to conform to the 2004 presentation.

        Premiums Assumed and Ceded

               Premiums on assumed and ceded reinsurance business are recorded as earned evenly over the contract period based on estimated subject premiums.  Adjustments based on actual subject premiums are recorded once ascertained.  The portion of assumed and ceded premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums and ceded unearned premiums, respectively.

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

        Fee Income

               Fee income is recorded as earned evenly over the contract period under various arrangements whereby PXRE acts as underwriting manager for other insurers and reinsurers.  These fees are initially based on premium volume, but are adjusted in some cases through contingent profit commissions related to underwriting results.  In addition, fees are earned from certain finite contracts accounted for as deposits.

        Reserve for Losses and Loss Expenses

               A reserve for losses and loss expenses is established equal to an amount estimated to settle incurred losses.  This liability is based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses.  The reserve for losses and loss expense is necessarily based on estimates and the ultimate liability may vary from such estimates.  Any adjustments to these estimates are reflected in income when known.  Reinsurance recoverables on paid and unpaid losses are reported as assets.  Reinsurance recoverable on paid losses represents amounts recoverable from retrocessionaires at the end of the period for assumed losses previously paid.  Reinsurance recoverables are recognized in a manner consistent with the underlying loss and loss expense reserve.  Provisions are established for all reinsurance recoveries that are considered doubtful.

               Liabilities on assumed retroactive reinsurance contracts are established for the estimated loss PXRE ultimately expects to pay out.  If such losses are greater than the related assumed earned premium, a deferred charge is recorded and included in other assets in the Consolidated Balance Sheets.  Reinsurance recoverables on ceded retroactive reinsurance contracts are recorded for the estimated recovery that PXRE ultimately expects to receive.  If such recoverables are greater than the related ceded earned premium, a deferred gain is recorded and included in other liabilities in the Consolidated Balance Sheets.  The deferred charge or gain is amortized over the estimated remaining settlement periods using the interest method.  When changes in the amount or the timing of payments on retroactive balances occur, a cumulative amortization adjustment is recognized in earnings in the period of the change.

        Investments

               Fixed maturity investments are considered available-for-sale or trading and are reported at fair value.  Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes in shareholders’ equity.  Unrealized losses associated with the available-for-sale portfolio that are deemed other than temporary are charged to operations.  Unrealized gains and losses associated with the trading portfolio are recognized in investment income.

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

        Debt Issuance Costs

               Debt issuance costs associated with the issuance of $103.1 million 8.85% PXRE Capital Trust Pass-through Securities (trust preferred securities), the $18.0 million 7.35% PXRE Capital Statutory Trust II trust preferred securities, the $15.5 million 9.75% PXRE Capital Trust III trust preferred securities, the $20.6 million 7.70% PXRE Capital Statutory Trust V trust preferred securities, and the $10.3 million 7.58% PXRE Capital Trust VI trust preferred securities are being amortized over the term of the related outstanding debt using the interest method.

        Foreign Exchange

               Foreign currency assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Resulting gains and losses are reflected in income for the period.

        Federal Income Taxes

               Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s assets and liabilities.

        Comprehensive Income

               Comprehensive income is comprised of net income before convertible preferred share dividends and other comprehensive income.  Other comprehensive income consists of the after-tax change in the net unrealized appreciation or depreciation of investments, the change in fair value of derivative instruments that qualify for hedge accounting, and a portion of the change in pension liabilities.

        Earnings Per Share

               Basic earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding.  On a diluted basis, both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities convertible into common shares or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive.

        Share-Based Compensation

               At December 31, 2004, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No share-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant.  The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” to share-based employee compensation.

($000’s, except per share data)	2004	2003	2002

Net income before convertible preferred share dividends:
As reported	$22,846	$96,648	$64,545

Deduct:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,180)	(2,927)	(2,464)

Pro-forma	$20,666	$93,721	$62,081

Basic income per share:
As reported	$0.61	$6.97	$4.70
Pro-forma	$0.46	$6.72	$4.49
Diluted income per share:
As reported	$0.82	$4.10	$3.28
Pro-forma	$0.74	$3.98	$3.16

        Debt and Equity Classification

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances.  PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE’s Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004.  Accordingly, as of March 31, 2004, PXRE’s capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled “Subordinated debt.”  In PXRE’s Consolidated Statements of Income and Comprehensive Income for the year ended 2004, the interest expense related to these securities was included with “Interest expense,” whereas for the years ended 2003 and 2002 it was included with “Minority interest in consolidated subsidiaries” as SFAS 150 did not permit these changes to be made retroactively.

        Consolidation of Variable Interest Entities

               In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46, and on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of VIEs”, which required PXRE to implement FIN 46 during the quarter ended March 31, 2004.  The adoption of this statement resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities.  As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s December 31, 2004 Consolidated Balance Sheet, while PXRE’s investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.”  FIN 46 did not permit these changes to be made retroactively.  In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE’s Consolidated Statement of Income and Comprehensive Income during 2004.  These repurchased securities are reflected in PXRE’s December 31, 2004 Consolidated Balance Sheet under the caption “Fixed Maturities:  Available-for-sale.”

        Consolidated Statement of Changes in Cash Flow

               In the first quarter of 2004, the Company changed the presentation of its Consolidated Statement of Changes in Cash Flow to the direct cash flow method, replacing the indirect cash flow method as previously presented.  Amounts presented for the years ended December 31, 2003 and 2002 were reclassified to be consistent with the new presentation.

          Share-Based Payment

               In December, 2004, the FASB issued SFAS No. 123 R, “Share-Based Payment.”  This statement requires companies to recognize in the income statement, the grant date fair value of stock options and other-equity based compensation issued to employees.  It is effective for the interim period commencing after June 15, 2005.  The adoption of SFAS 123 R is expected to reduce net income in 2005 by less than $1.2 million.

3.      Underwriting

               Premiums written and earned for the years ended December 31, 2004, 2003 and 2002 are as follows:

($000’s)	2004	2003	2002

Premiums written
Gross premiums written	$346,035	$339,140	$366,768
Ceded premiums written	(36,248)	(60,729)	(72,285)

Net premiums written	$309,787	$278,411	$294,483

Premiums earned
Gross premiums earned	$351,274	$381,705	$349,312
Ceded premiums earned	(43,202)	(60,772)	(79,952)

Net premiums earned	$308,072	$320,933	$269,360

               Premiums written were assumed principally through reinsurance brokers or intermediaries.  In 2004, 2003 and 2002, four, four and five reinsurance intermediaries, respectively, individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 78%, 78% and 84% of gross premiums written, respectively.

               Included in ceded premiums written are $7.1 million, $26.1 million and $30.5 million of premiums ceded in 2004, 2003 and 2002, respectively to one reinsurer, Select Reinsurance Ltd. (“Select Re”).  Fees earned from Select Re were $0.8 million, $3.8 million and $3.0 million in 2004, 2003, and 2002, respectively.  Net assets due from Select Re at December 31, 2004, are $31.1 million, all of which are secured by assets in trust accounts for which PXRE is the beneficiary.  The President and a major shareholder of Mariner Investment Group (“Mariner”), one of PXRE’s investment managers, is also a member of the Board of Select Re and one of Select Re’s founding shareholders.

               PXRE from time to time purchases catastrophe retrocessional coverage for its own protection, depending on market conditions.  PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe.  PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event.  In addition, primarily related to  exposure assumed on per-risk treaties, PXRE purchases clash reinsurance protection which allows us to recover losses ceded by more than one reinsured related to any one particular property.  In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims.

               At December 31, 2004, PXRE had balances with an insurer, Legion Insurance Company (“Legion”), which has been in liquidation, amounting to $9.0 million of premiums receivable net of contingent commission.  PXRE also had losses and loss expense liabilities due to Legion of $14.1 million at December 31, 2004.  PXRE’s reinsurance contracts with Legion contain offset clauses whose enforceability is subject to Pennsylvania law.

               PXRE has both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent or PXRE, as the case may be.  PXRE held premiums and accrued investment income due to reinsurers at December 31, 2004 and 2003 of $86.4 million and $124.1 million, respectively.  These amounts are included, net of related receivables, under the caption, “Reinsurance balances payable” in the Company’s Consolidated Balance Sheets.  PXRE owes fixed rates of interest to the retrocessionaires for these funds withheld arrangements, and on a weighted average basis such rates during the years ended December 31, 2004, 2003 and 2002 were 7.4%, 6.8% and 7.8%, respectively.  Under these arrangements, PXRE reduced investment income during the years ended December 31, 2004, 2003 and 2002 by $8.0 million, $9.1 million and $9.8 million, respectively.  Additionally, PXRE was owed premiums and accrued investment income due from reinsureds at December 31, 2004 and 2003 of $0.0 million and $26.4 million, respectively.  These amounts are included, net of related payables, under the caption “Other Receivables” in the Company’s Consolidated Balance Sheets.  PXRE is entitled to fixed rates of interest from the cedents for these funds withheld arrangements, and on a weighted average basis such rate during the years ended December 31, 2004, 2003 and 2002 was 4.0%, 7.0% and 7.0%, respectively.  Under these arrangements, PXRE recognized investment income during the years ended December 31, 2004, 2003 and 2002 of $0.9 million, $1.7 million and $1.7 million, respectively.

               Activity in the reserve for losses and loss expenses for the years ended December 31, 2004, 2003 and 2002 is as follows:

($000’s)	2004	2003	2002

Net balance at January 1	$303,711	$240,385	$207,798
Incurred related to:
Current year	214,316	112,917	101,456
Prior years	12,031	44,681	23,905

Total incurred	226,347	157,598	125,361

Paid related to:
Current year	(12,628)	(26,058)	(18,618)
Prior years	(119,493)	(66,957)	(81,259)

Total paid	(132,121)	(93,015)	(99,877)

Retroactive reinsurance assumed	(1,037)	(5,571)	2,976
Foreign exchange adjustments	1,969	4,314	4,127

Net balance at December 31	398,869	303,711	240,385
Reinsurance recoverable on unpaid losses	61,215	146,924	207,444

Gross balance at December 31	$460,084	$450,635	$447,829

               During 2004, PXRE experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million cat and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the cat and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines is due primarily to $13.7 million of adverse loss development on a finite contract with Lumbermens Mutual Casualty Company (“LMC”).  During the fourth quarter of 2004, this contract was commuted.  The Company also experienced $19.7 million of adverse development on direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines offset the adverse development experienced on the contract with LMC and direct casualty reinsurance operations.  During the third and fourth quarters of 2004, The Company completed commutations of two exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

               During 2003, PXRE incurred net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from the first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the contract with LMC mentioned above.

               During 2002, PXRE incurred net adverse development for prior-year losses amounting to $23.9 million, $16.9 million of which was due to loss development in the exited lines segment relating primarily to the 2000 and 2001 underwriting years.  Adverse development of $16.7 million was primarily caused by larger than expected reported claims under direct reinsurance contracts, corroborated by revised industry data.

4.     Investments

               The book value, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities as of December 31, 2004 and 2003 are shown below:

($000’s)	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2004
Available for sale:
United States government securities	$62,212	$120	$323	$62,009
United States government sponsored agency debentures	122,297	451	794	121,954
United States government sponsored agency mortgage-backed securities	99,653	419	161	99,911
Other mortgage and asset-backed securities	172,927	588	3,502	170,013
Obligations of states and political subdivisions	2,056	6	8	2,054
Corporate securities	246,059	2,685	2,887	245,857

	705,204	4,269	7,675	701,798

Trading:
Foreign denominated securities	15,483	—	—	15,483

Total fixed maturities	$720,687	$4,269	$7,675	$717,281

($000’s)	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2003
Available for sale:
United States government securities	$40,219	$79	$61	$40,237
United States government sponsored agency debentures	115,375	1,504	1,439	115,440
United States government sponsored agency mortgage-backed securities	133,723	822	222	134,323
Other mortgage and asset-backed securities	145,772	1,409	985	146,196
Obligations of states and political subdivisions	18,005	579	—	18,584
Corporate securities	160,739	3,640	1,501	162,878

	613,833	8,033	4,208	617,658

Trading:
Foreign denominated securities	21,451	—	—	21,451

Total fixed maturities	$635,284	$8,033	$4,208	$639,109

               PXRE regularly monitors the difference between the estimated fair values of investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.”  If a decline in the value of a particular investment is deemed to be temporary, the decline is recorded as an unrealized loss, net of tax, in shareholders’ equity.  If the decline is “other than temporary,” the carrying value of the investment is written down and a realized loss is recorded on the statement of income. The Company formally reviews each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months.  In assessing whether an investment is suffering a decline in value that is other than temporary, particular attention is paid to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments.  If a decline is deemed to be other than temporary, a realized investment loss is recognized for the impairment.

               The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2004:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$49,213	$(323)	$—	$—
United States government sponsored agency debentures	90,815	(794)	—	—
United States government sponsored agency mortgage- backed securities	13,025	(11)	6,519	(150)
Other mortgage and asset-backed securities	112,257	(2,999)	12,253	(504)
Obligations of states and political subdivisions	1,242	(8)	—	—
Corporate securities	149,412	(2,220)	26,014	(666)

Total temporarily impaired securities	$415,964	$(6,355)	$44,786	$(1,320)

               The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2003:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States treasury securities	$30,614	$(61)	$—	$—
United States government sponsored agency debentures	34,384	(1,439)	—	—
United States government sponsored agency mortgage- backed securities	52,337	(222)	—	—
Other mortgage and asset-backed securities	71,545	(985)	—	—
Corporate securities	54,656	(1,501)	—	—

Total temporarily impaired securities	$243,536	$(4,208)	$—	$—

               Included in other comprehensive income in 2004 is $5.2 million of net unrealized depreciation on investments which includes $5.1 million of unrealized net losses arising during the year less $0.1 million of reclassification adjustments for net gains included in net income.

               Proceeds, gross realized investment gains, and gross realized investment losses from sales of fixed maturity investments before maturity or securities that prepay and from sales of equity securities were as follows:

($000’s)	2004	2003	2002

Proceeds from sales
Fixed maturities	$341,911	$348,884	$206,537

Equity securities	$21	$328	$275

Gross realized gains
Fixed maturities	$2,954	$6,546	$10,566
Equity securities	21	—	—

	2,975	6,546	10,566

Gross realized losses
Fixed maturities	(2,834)	(3,956)	(1,352)
Equity securities	—	—	(123)
Other	(291)	(143)	(110)

	(3,125)	(4,099)	(1,585)

Net realized investment (losses) gains	$(150)	$2,447	$8,981

               Included in gross realized losses are the other than temporary write downs of asset backed securities in 2004, 2003 and 2002 of $0.1 million, $0.2 million, and $0.7 million, respectively.

               The components of net investment income were as follows:

($000’s)	2004	2003	2002

Fixed maturity investments	$25,986	$23,325	$22,397
Hedge funds and other limited partnerships	10,744	13,373	9,343
Cash, short-term and other	4,527	3,313	4,653

	41,257	40,011	36,393
Less investment expenses	(2,800)	(2,316)	(1,954)
Less interest expense on funds held and deposit liabilities	(12,279)	(10,764)	(9,546)

Net investment income	$26,178	$26,931	$24,893

               Investment expenses principally represent fees paid to General Re-New England Asset Management, Inc., Mariner, financing costs, and bank charges.

Investment Maturity Distributions

               The book value and estimated fair value of fixed maturity investments at December 31, 2004 by expected maturity date are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($000’s)	Book Value	Estimated Fair Value

Fixed Maturity:
One year or less	$79,054	$78,856
Over 1 through 5 years	563,793	560,838
Over 5 through 10 years	65,419	65,386
Over 10 through 20 years	3,800	5,200
Over 20 years	8,621	7,001

Total fixed maturities	$720,687	$717,281

               In addition to fixed maturities, PXRE held $296.3 million and $175.8 million of short-term investments at December 31, 2004 and 2003, respectively, comprised principally of treasury bills and agency securities.

               PXRE also held $129.1 million and $121.5 million of limited partnership hedge fund assets, including funds managed by Mariner, at December 31, 2004 and 2003, respectively, that are accounted for under the equity method, as follows:

	2004		2003

($000’s)	$	Ownership %	$	Ownership %

Mariner Partners, L.P.	$17,235	3.5	$16,557	3.6
Mariner Select, L.P.	14,783	2.5	14,186	6.7
Caspian Capital Partners, L.P. (a Mariner fund)	9,501	2.2	9,663	2.6
Mariner Opportunities, L.P.	8,863	8.1	9,708	11.6
Other	78,736	1.5 to 9.6	71,352	2.7 to 18.0

Total hedge funds	$129,118		$121,466

        Restricted Assets

               Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $8.1 million were issued at December 31, 2004, in respect of reported loss reserves and unearned premiums.  Cash and investments amounting to $23.2 million have been pledged as collateral with issuing banks.  In addition, cash and securities amounting to $9.8 million at December 31, 2004 were on deposit with various state insurance departments and overseas banks in order to comply with insurance laws.

               PXRE, in connection with the capitalization of PXRE’s Lloyd’s Syndicate 1224, has placed on deposit $22.5 million par value of securities as collateral for Lloyd’s of London (“Lloyd’s”).  In addition, cash and invested assets held by PXRE’s Lloyd’s Syndicate 1224, amounting to $11.9 million at December 31, 2004 are restricted from being paid as a dividend until the run-off of the exited Lloyd’s business has been completed.

               PXRE has outstanding commitments for funding investments in a limited partnership of $0.3 million at December 31, 2004.

               PXRE has deposited securities with a fair value of $64.5 million at December 31, 2004 in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.

5.     Subordinated Debt

               Trust preferred securities were classified as minority interest in consolidated subsidiaries prior to 2004.  Trust preferred securities are mandatorily redeemable subordinated debt securities issued to separate special purpose trusts holding solely those securities.  As discussed in Note 2, following the implementation of SFAS 150 and FIN 46 during the quarter ended March 31, 2004, these trusts are no longer consolidated and the securities issued to these trusts by PXRE (rather than the securities issued by the trusts as was done previously) are now classified as liabilities on PXRE’s December 31, 2004 Consolidated Balance Sheet.  The subordinated debt securities are as follows:

($000’s)	December 31, 2004	December 31, 2003

8.85% fixed rate due February 1, 2027	$102,640	$94,341
7.35% fixed/floating rate due May 15, 2033	18,042	17,500
9.75% fixed rate due May 23, 2033	15,464	15,000
7.70% fixed/floating rate due October 29, 2033	20,619	20,000
7.58% fixed/floating rate due September 30, 2033	10,310	10,000

	$167,075	$156,841

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

               On December 30, 1998, PXRE Delaware entered into a Credit Agreement with Wachovia Bank, National Association (formerly known as First Union National Bank), (“Wachovia”), to arrange and syndicate for it a revolving credit facility of up to $75.0 million.  Commitments under this credit facility terminated on May 16, 2003 following a repayment of $20.0 million on March 31, 2003 and the final payment of $10.0 million on May 16, 2003.  PXRE Delaware entered into a cash flow hedge interest rate swap agreement with Wachovia that had the intended effect of converting floating rate borrowings by PXRE Delaware to a fixed rate borrowing at an annual rate of 7.34%.  The fair value of the interest rate swap agreement at December 31, 2003 was approximately $0.9 million, and on November 30, 2004 PXRE terminated the agreement by paying $0.3 million.  Following the repayments under PXRE’s credit facility with Wachovia in 2003 this interest rate swap, previously accounted for as a cash flow hedge, was no longer effective.  Consequently $1.1 million has been charged as interest expense in 2003.  This charge did not impact shareholders’ equity because it was previously recorded as a component of other comprehensive income.

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

               Income (loss) before income taxes and cumulative effect of accounting change for the years ended December 31, 2004, 2003 and 2002 was as follows under the following jurisdictions:

($000’s)	2004	2003	2002

U.S.	$(21,147)	$1,868	$50,619
Bermuda and subsidiary	34,384	90,104	31,553
Barbados	4,428	5,517	202

Total	$17,665	$97,489	$82,374

               The components of the (benefit) provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

($000’s)	2004	2003	2002

Current
U.S.	$(15,242)	$12,125	$(867)
Foreign	4,180	566	389

Subtotal	(11,062)	12,691	(478)
Deferred U.S.	4,828	(11,850)	18,307

Income tax (benefit) provision before change in accounting	(6,234)	841	17,829
Income tax benefit from change in accounting	(240)	—	—

Income tax (benefit) provision	$(6,474)	$841	$17,829

               The significant components of the net deferred income tax asset (liability) are as follows:

($000’s)	2004	2003

Deferred income tax asset:
Discounted reserves and unearned premiums	$10,101	$11,421
Retroactive reinsurance contracts	—	2,842
Deferred compensation and benefits	1,149	2,585
Allowance for doubtful accounts	995	805
Excess tax over book basis in invested assets	900	54
Additional minimum pension liability	716	—
Cash flow hedge	—	122
Other, net	871	535

Total deferred income tax asset	$14,732	$18,364

Deferred income tax liability:
Excess book over tax basis in limited partnerships	$(2,187)	$(1,905)
Market discount	(138)	(1,406)
Investments and unrealized foreign exchange	(704)	(1,125)
Deferred acquisition costs	(61)	(313)
Other, net	(177)	(419)

Total deferred income tax liability	$(3,267)	$(5,168)

Net deferred income tax asset	$11,465	$13,196

               Management has reviewed PXRE’s deferred tax asset, and has concluded that it is realizable and no valuation allowance is necessary.

               Income tax recoverable consists of the following:
($000’s)	2004	2003

Current tax asset	$20,129	$937
Deferred tax asset	11,465	13,196

Income tax recoverable	$31,594	$14,133

               The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate of 35% to pretax income from operations as a result of the following differences:

($000’s)	2004	2003	2002

Statutory U.S. rate	$6,183	$34,122	$28,831
Tax exempt interest	(100)	(678)	(619)
Bermuda and subsidiary income	(12,034)	(31,537)	(11,044)
Foreign income – Barbados	(1,550)	(1,931)	(71)
Barbados tax	4,112	516	389
Reserve for prior year taxes	(2,600)	—	—
Other, net	(245)	349	343

Income tax (benefit) provision	$(6,234)	$841	$17,829

7.     Shareholders’ Equity

               On November 23, 2004, PXRE completed a public offering of 5.2 million of its common shares at $23.75 per share, pursuant to a Shelf Registration on Form S-3, filed in 2003 for up to $150.0 million of securities, consisting of 3.7 million shares offered by the Company and 1.5 million shares offered by certain selling shareholders.  The underwriters were given an option to purchase up to an additional 0.8 million common shares, 0.7 million from the Company and 0.1 million from the selling shareholders, solely to cover overallotments, if any, which option they exercised December 2, 2004.

               The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.  The selling shareholders converted 2,208 preferred shares, including accrued dividends to 1.6 million common shares sold in the public offering, including the overallotment.  Net proceeds to the Company from the sale of common shares sold by the Company were approximately $98.2 million, including the overallotment.  PXRE used the net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.

               On December 16, 2003, PXRE completed a public offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration on Form S-3, filed in 2003 for up to $150.0 million of securities.  Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company (“Phoenix”), one of the Company’s common shareholders.  The underwriters were given an option to purchase up to an additional 0.3 million common shares from the Company, solely to cover overallotments, if any, which option they exercised January 22, 2004.

               The Company did not receive any of the proceeds from the sale of shares by Phoenix.  Net proceeds to the Company from the sale of the common shares sold by the Company were approximately $20.4 million and $6.3 million for the overallotment.  PXRE used the net proceeds from the sale of common shares for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.

               Absent a specific waiver by PXRE’s Board of Directors, the Company’s Bye-Laws restrict the ownership and voting rights of any shareholder who directly or indirectly would own more than 9.9% of the outstanding common shares of the Company.  The restriction requires the prompt disposition of any shares held in violation of the provision and limits the voting power of a shareholder with more than 9.9% of the outstanding shares to the voting power of a shareholder with 9.9% of the outstanding common shares.

               On April 4, 2002, the Company raised $150.0 million of additional capital by issuing 15,000 convertible voting preferred shares in a private placement not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended.  The convertible preferred share investment occurred pursuant to a share purchase agreement, dated as of December 10, 2001, between the Company and certain investors.  On February 12, 2002, the shareholders approved the sale and issuance of three series of convertible preferred shares pursuant to the share purchase agreement, including 7,500 Series A convertible preferred shares, 5,000 Series B convertible preferred shares, and 2,500 Series C convertible preferred shares.  Proceeds of the offering of the convertible preferred shares, net of offering expenses of $9.1 million, amounted to $140.9 million.

               The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis.  The shareholders also voted to approve the division of 20.0 million of PXRE’s 50.0 million authorized common shares into three new classes of convertible common shares including 10.0 million Class A convertible voting common shares, 6.7 million Class B convertible voting common shares, and 3.3 million Class C convertible voting common shares.  No convertible voting common shares of any class are currently outstanding.

               As of December 31, 2004, 16,387 convertible preferred shares were outstanding, which were convertible into 12.2 million common shares.  Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold.  The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price.  Certain adverse development, excluding that related to most of the non-finite adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax.  Adverse development on the reserves excluded is not subject to any cap or limit.  As of December 31, 2004, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $34.1 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $13.40.  Sixty-two percent of the convertible preferred shares mandatorily convert on March 31, 2005.  These shares were originally scheduled to convert on April 4, 2005, but in the interest of presenting a balance sheet reflecting the conversion on March 31, PXRE reached an agreement with the preferred shareholders to convert four days early.  All the remaining convertible preferred shares mandatorily convert by April 4, 2008.  Convertible preferred shares vote on a fully converted basis on all matters brought before the shareholders other than the election of directors.

               Under the terms of the preferred shares, the payment of dividends on the Company’s common shares is subject to the following limitations: (i) no dividend may be paid upon the common shares if the dividends payable upon the preferred shares are overdue, (ii) the amount of dividends paid with respect to the common shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the “Permitted Dividend Amount”) without the consent of the majority of holders of the preferred shares; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to common shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital stock of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount.  For this purpose, the term “Permitted Tender Offer Amount” means an amount equal to 20% of the cumulative amount by which consolidated net income in any calendar year commencing with the year ended December 31, 2002 exceeds $50.0 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of capital stock on or after December 10, 2001.

8.     Statutory Information

               The Insurance Department of the State of Connecticut and the Bermuda Monetary Authority, by which PXRE Reinsurance and PXRE Bermuda, respectively, are regulated, recognize as net income and surplus those amounts determined in conformity with statutory accounting principles (“SAP”) prescribed or permitted by those departments, which differ in certain respects from U.S. GAAP.  The amounts of statutory capital and surplus at December 31, and statutory net income for the years ended December 31, 2004, 2003 and 2002, as filed with insurance regulatory authorities are as shown in the table below:

($000’s)	2004	2003	2002

PXRE Reinsurance
Statutory capital and surplus	$224,926	$425,210	$457,217
Statutory net income	$3,206	$32,838	$39,517
PXRE Bermuda
Statutory capital and surplus	$749,084	$425,839	$70,609
Statutory net income	$47,309	$93,497	$28,557

               During the year ended December 31, 2003, the Company contributed 42.6% of its ownership of PXRE Barbados to PXRE Bermuda, and during the year ended December 31, 2004, contributed the remaining portion.  As a result of this transaction, as of December 31, 2004, PXRE Bermuda has an asset on its statutory balance sheet equal to $132.1 million, which upon consolidation is fully eliminated.  The balance of the increase in statutory capital and surplus of PXRE Bermuda at December 31, 2004 was due to net income and contributions of capital from its parent.

               PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the Insurance Commissioner of the State of Connecticut.

               As of December 31, 2004, the maximum amount of dividends and other distributions, which may be made by PXRE Reinsurance during 2005 without prior approval, is limited to approximately $22.5 million.  Accordingly, the remaining amount of its capital and surplus is considered restricted.

               The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which require PXRE Bermuda to maintain certain measures of solvency and liquidity.  As of December 31, 2004, the statutory capital and surplus of PXRE Bermuda was estimated to be $749.1 million and the amount required to be maintained was estimated to be $132.5 million.

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

9.     Earnings Per Share

               A reconciliation of income before cumulative effect of accounting change to earnings, and shares, which affect basic and diluted earnings per share, is as follows:

(000’s, except per share data)	2004	2003	2002

Net income available to common shareholders:
Income before cumulative effect of accounting change and convertible preferred share dividends	$23,899	$96,648	$64,545
Cumulative effect of accounting change, net of tax	(1,053)	—	—

Net income before convertible preferred share dividends	$22,846	$96,648	$64,545

Convertible preferred share dividends	14,018	13,113	9,077

Net income available to common shareholders	$8,828	$83,535	$55,468

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	14,433	11,992	11,802
Equivalent shares of underlying options	376	287	308
Equivalent number of restricted shares	180	132	143
Equivalent number of convertible preferred shares	12,756	11,164	7,409

Weighted average common equivalent shares (diluted)	27,745	23,575	19,662

Per share amounts:
Basic:
Net income before cumulative effect of accounting change and convertible preferred share dividends	$1.65	$8.06	$5.47
Net income available to common shareholders	$0.61	$6.97	$4.70
Diluted:
Net income before cumulative effect of accounting change	$0.86	$4.10	$3.28
Net income	$0.82	$4.10	$3.28

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

               Effective March 31, 2004, PXRE curtailed these pension plans and employees no longer accrue additional benefits thereunder.

               The investment policy of the fund for the retirement plan seeks to manage the fund with a long term objective, of seven years or more, and achieve the highest practicable long-term rate of return without taking excessive risk that could jeopardize PXRE’s funding policy or subject PXRE to undue funding volatility.  The objective of the investment policy is for the assets funded to achieve a rate of return over any seven year period that exceeds the rate of inflation by 5% after the cost of managing and administering the plan.

               Asset allocations of the fund at December 31, 2004 and 2003 and the target allocation are as follows:

	2004	2003	Target

Equity assets	97%	82%	80%-100%
Fixed income assets	3	18	0%-20%

	100%	100%

               The components of net pension expense for the company-sponsored plans for the years ended December 31, based on a January 1 valuation date (the latest actuarial estimate) are as follows:

($000’s)	2004	2003	2002

Components of net periodic cost:
Service cost	$303	$978	$984
Interest cost	354	555	648
Expected return on assets	(352)	(430)	(197)
Amortization of prior service costs	50	201	212
Recognized net actuarial costs	17	(44)	—
Curtailments	(486)	—	—
Settlements	666	598	—

Net periodic benefit costs	$552	$1,858	$1,647

               The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets:

($000’s)	2004	2003

Reconciliation of benefit obligation
Benefit obligation as of January 1	$(8,371)	$(11,020)
Service cost	(303)	(978)
Interest cost	(354)	(555)
Actuarial gain (loss)	(2,408)	(1,385)
Curtailments	2,470	—
Settlements	2,713	5,567

Benefit obligation as of December 31	$(6,253)	$(8,371)

Reconciliation of plan assets
Fair value of plan assets as of January 1	$5,317	$4,740
Return on plan assets	663	1,043
Employer contributions	785	1,539
Benefits paid	(2,713)	(2,005)

Fair value of plan assets as of December 31	$4,052	$5,317

Reconciliation of funded status
Funded status	$(2,201)	$(3,054)
Unrecognized prior service cost	—	1,490
Unrecognized net loss	2,045	1,176

Accrued cost	$(156)	$(388)

Weighted average assumptions as of December 31:
Discount rate	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	NA	5.00%

               The following table sets forth the expected future benefit payments.

($000’s)

	2005	$1,484
	2006	—
	2007	—
	2008	1,643
	2009	118
Years	2010 - 2014	989

               The Company expects no significant contributions during 2005.

               During 2004, there were settlements with three former employees with respect to their vested benefits in which lump sum cash payments were made to these plan participants in exchange for their rights to receive specified pension benefits.  During 2003, there were settlements upon retirement of the Company’s former Chief Executive Officer and two former employees with respect to their vested benefits in which lump sum cash payments were made to these plan participants in exchange for their rights to receive specified pension benefits.

               PXRE sponsors a defined contribution plan covering all employees with three months or more of service.  PXRE matches 100% of each employee’s contribution, subject to a maximum of 5% of salary.  In addition, PXRE may contribute profit-sharing up to 3% of each employee’s salary.  During 2004, 2003 and 2002 PXRE incurred expenses from this plan of $0.7 million, $0.5 million and $0.4 million, respectively.

Employee Share Purchase Plan

               PXRE maintains an Employee Share Purchase Plan under which it has reserved 0.1 million common shares for issuance to PXRE personnel.  On the first Monday of each calendar quarter (the “Grant Date”), plan participants can enter into an agreement to purchase shares on the first Monday of the next calendar quarter (the “Exercise Date”).  The purchase price is the lesser of 85% of the fair market value of PXRE’s common shares on the Grant Date or the Exercise Date.

11.     Stock Compensation

               In February 2004, the Board of Directors approved the adoption of the PXRE Group’s Annual Incentive Bonus Compensation Plan (the “2004 Bonus Plan”).  As approved by PXRE’s shareholders, awards will be granted under the Bonus Plan with respect to performance on a number of criteria compared to target criteria, including return on equity, certain expense ratios and reserve adequacy as well as a discretionary component related to individual performance.  Under the 2004 Bonus Plan, bonuses are paid in cash up to the amount of each employees target bonus.  For certain senior executives and above, 30% of any bonus amount in excess of target bonus is paid in restricted shares which cliff vest after 3 years.

               Prior to the adoption of the 2004 Bonus Plan, the Company provided annual bonus compensation to employees through the Restated Employee Annual Incentive Bonus Plan (the “Terminated Bonus Plan”).  Under the Terminated Bonus Plan, incentive compensation to employees was based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee.  The Restated Employee Annual Incentive Bonus Plan was terminated effective December 31, 2003.  The maximum compensation paid in any year was limited to 150% of target bonuses under the Plan.  Amounts incurred above 150% of target up to a maximum award at 240% of target represented contingent incentive compensation.  In each of 2003 and 2002, the bonus percentage under the Restated Employee Annual Incentive Bonus Plan exceeded 150% and the portion of the bonus in excess of 150% of the target bonus was deferred in accordance with the terms of such plan.  Commencing in March 2004, the Human Resources Committee determined to pay out such deferred amounts in three equal annual installments to officers and in a single lump sum for non-officers.  At December 31, 2004, the amount of the contingent liability was $1.0 million.  In addition, 30% of all bonus amounts paid to officers under the Terminated Bonus Plan were paid in restricted shares that cliff vest after 3 years.

               The Company awards long term equity compensation pursuant to its 1992 and 2002 Officer Incentive Plan, which provides for the grant of incentive share options, non-qualified share options and awards of shares subject to certain restrictions.  Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant.  The exercise price for the incentive share options must be equal to or exceed the fair market value of the common shares on the date the option is granted.  The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant.  At December 31, 2004 and 2003, options for 1,172,306 and 1,178,989 shares, respectively, were exercisable under these plans.

               In 2004, 2003 and 2002, $7.0 million, $7.7 million and $6.3 million, respectively were incurred under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest at the end of 3 years or at each annual anniversary date over 4 years.

               Information regarding the employee option plans described above is as follows:

	Number of Shares	Range – Option Price per Share

Outstanding at December 31, 2001	1,642,609
Options granted	538,238	$17.45 - $24.17
Options exercised	(126,214)	$10.88 - $19.80
Options forfeited	(73,934)	$12.50 - $32.94

Outstanding at December 31, 2002	1,980,699

Options granted	374,773	$19.88 - $23.78
Options exercised	(60,625)	$12.50 - $19.80
Options forfeited	(47,248)	$12.50 - $32.94

Outstanding at December 31, 2003	2,247,599

Options granted	—	N/A
Options exercised	(530,468)	$12.50 - $26.69
Options forfeited	(48,759)	$15.95 - $32.94

Outstanding at December 31, 2004	1,668,372

               PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2003 and 5,000 options and 2,500 restricted shares per director from 2004.  Restricted shares vest at each annual anniversary date over 3 years.  Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant.  The exercise price of the options is the fair market value on the date of grant.  As of December 31, 2004, options for 500,000 shares were authorized, 254,667 were outstanding and 159,217 were exercisable, at exercise prices between $14.79 and $31.11.

               PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan.  At December 31, 2004, options for 250,000 shares were authorized and 106,177 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.

               As of December 31, 2004, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 3,324,401 shares.  Total shares of 1,437,700 relate to share options which are vested and exercisable at December 31, 2004 at exercise prices between $12.50 and $33.46.  All options become exercisable upon a change of control of PXRE as defined by the plans.

               As permitted by SFAS No. 123, PXRE has elected to continue to account for its share option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense.  Had compensation costs for the share options been determined using the fair value method of accounting as recommended by SFAS No. 123, net income  and earnings per share for 2004, 2003 and 2002 would have been reduced to the following pro-forma amounts:

($000’s, except per share data)	2004	2003	2002

Net income before convertible preferred share dividends:
As reported	$22,846	$96,648	$64,545

Deduct:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,180)	(2,927)	(2,464)

Pro-forma	$20,666	$93,721	$62,081

Basic income per share:
As reported	$0.61	$6.97	$4.70
Pro-forma	$0.46	$6.72	$4.49
Diluted income per share:
As reported	$0.82	$4.10	$3.28
Pro-forma	$0.74	$3.98	$3.16

               The fair value of each option granted in 2004, 2003 and 2002 was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free rate	3.73%	2.94%	4.23%
Dividend yield	0.99%	1.06%	1.29%
Volatility factor	40.72%	40.49%	40.43%
Expected life (in years)	5	5	5

               A summary of the status of the employee and director share option plans at December 31, 2004 and 2003 and changes during the years then ended is presented below:

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	2,606,649	$19.19	2,319,802	$18.49
Options granted	51,095	24.20	435,081	22.69
Options exercised	(579,769)	16.83	(64,958)	13.55
Options forfeited	(48,759)	21.83	(83,276)	22.18

Options outstanding at end of year	2,029,216	19.93	2,606,649	19.19

Options exercisable at end of year	1,437,700	19.78	1,453,256	19.38

Weighted average fair value of options granted		9.19		8.21

               Employee and director options outstanding at December 31, 2004 included:

Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$12.50 to $20.70	1,342,635	6.73	$17.10	953,719	$16.55
$22.49 to $33.46	686,581	5.76	$25.47	483,981	$26.13

	2,029,216			1,437,700

               PXRE also had adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member prior to 2003 at the times specified in the plan.  This plan was terminated effective January 1, 2003.  At December 31, 2004, the 14,000 shares granted to eligible non-employee Board members will be issued to Board members at their termination.

12.     Segment Information

               PXRE operates in two reportable property and casualty segments – (i) catastrophe and risk excess and (ii) exited lines – based on PXRE’s approach to managing the business.  Commencing with the 2002 underwriting renewal season, PXRE returned its focus to its core property catastrophe and risk excess business.  Businesses that were not renewed in 2002 are reported as exited lines.  Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing “other lines” segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment.  In addition, PXRE is reporting its previously existing “finite business” segment with its exited lines segment to reflect its decision during the second quarter to run-off the in-force finite business and not enter into any new finite transactions subsequent to March 31, 2004.  PXRE’s segments for 2003 and 2002 were restated to be comparable to the two 2004 segments discussed above.  As a result of the above, the exited lines segment now includes business previously written and classified by the Company as direct casualty, Lloyd’s of London (“Lloyd’s”), international casualty and finite.  In addition, PXRE operates in two geographic segments – North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

               There are no differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.

               PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, interest expense, operating expenses, and foreign exchange gains and losses to these segments.  Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

               The following tables summarize the net premiums written and net premiums earned by PXRE’s business segments.  The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

Net Premiums Written

	Year Ended December 31,

	2004		2003		2002

($000’s except percentages)	Amount	Percent	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
North American	$85,661		$72,976		$60,843
International	250,505		225,469		156,161
Excess of Loss Cessions	(28,729)		(32,222)		(33,056)

	307,437	99%	266,223	96%	183,948	62%

Exited Lines
North American	2,469		9,061		111,255
International	(119)		3,127		(720)

	2,350	1	12,188	4	110,535	38

Total	$309,787	100%	$278,411	100%	$294,483	100%

Net Premiums Earned

	Year Ended December 31,

	2004		2003		2002

($000’s except percentages)	Amount	Percent	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
North American	$87,109		$72,178		$59,853
International	249,365		222,112		151,833
Excess of Loss Cessions	(34,655)		(32,227)		(27,456)

	301,819	98%	262,063	82%	184,230	68%

Exited Lines
North American	6,374		55,671		75,951
International	(121)		3,199		9,179

	6,253	2	58,870	18	85,130	32

Total	$308,072	100%	$320,933	100%	$269,360	100%

               The following table summarizes the underwriting income by segment.  The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable. Underwriting income includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, interest expense, operating expenses or foreign exchange gains or losses.

Underwriting Income

	Year Ended December 31,

	2004		2003		2002

($000’s, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
North American	$36,793		$41,702		$49,381
International	63,686		152,950		83,849
Excess of Loss Cessions	(30,287)		(34,663)		(19,286)

	70,192	148%	159,989	132%	113,944	121%

Exited Lines
North American	(26,873)		(31,834)		(17,738)
International	4,080		(7,146)		(2,075)

	(22,793)	(48)	(38,980)	(32)	(19,813)	(21)

Total	$47,399	100%	$121,009	100%	$94,131	100%

               Included in the exited lines segment in 2002 were net premiums written of $83.8 million and underwriting income of $3.0 million pursuant to various exited finite reinsurance contracts with Tower Insurance Company of New York (“Tower”).  In 2004 and 2003, there were no net premiums written related to Tower.

               The following table reconciles the underwriting income for the operating segments to income before taxes, cumulative effect of accounting change and convertible preferred share dividends as reported in the Consolidated Statements of Income and Comprehensive Income:

($000’s)	2004	2003	2002

Net underwriting income	$47,399	$121,009	$94,131
Net investment income	26,178	26,931	24,893
Net realized investment (losses) gains	(150)	2,447	8,981
Other operating expenses	(41,293)	(39,701)	(34,228)
Foreign exchange (losses) gains	(80)	(143)	273
Interest expense	(14,389)	(2,506)	(2,939)
Minority interest in consolidated subsidiaries	—	(10,528)	(8,646)
Other loss	—	(20)	(91)

Income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	$17,665	$97,489	$82,374

13.     Quarterly Consolidated Results of Operations (Unaudited)

               The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2004 and 2003.  Quarterly results necessarily rely heavily on estimates.  This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results.  Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

	Three Months Ended

($000’s, except per share data)	March 31	June 30	September 30	December 31

2004
Net premiums written	$89,712	$51,224	$112,591	$56,260

Revenues:
Net premiums earned	$68,952	$69,565	$89,799	$79,756
Net investment income	6,869	4,915	5,157	9,237
Net realized investment gains (losses)	89	(38)	(40)	(161)
Fee income	599	262	695	229

Total revenues	76,509	74,704	95,611	89,061

Losses and expenses:
Losses and loss expenses incurred	18,139	18,077	156,335	33,796
Commissions and brokerage	9,172	10,214	8,900	7,825
Operating expenses	12,620	9,868	8,272	10,533
Foreign exchange losses (gains)	266	94	(382)	102
Interest expense	3,675	3,455	3,817	3,442

Total losses and expenses	43,872	41,708	176,942	55,698

Income (loss) before income taxes, cumulative effect of accounting change and convertible preferred share dividends	32,637	32,996	(81,331)	33,363
Income tax provision (benefit)	653	660	(8,157)	610

Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	31,984	32,336	(73,174)	32,753
Cumulative effect of accounting change, net of $0.2 million tax benefit	(1,053)	—	—	—

Net income (loss) before convertible preferred share dividends	$30,931	$32,336	$(73,174)	$32,753

Convertible preferred share dividends	3,444	3,513	3,583	3,478

Net income (loss) available to common shareholders	$27,487	$28,823	$(76,757)	$29,275

Basic earnings per common share:
Net income (loss) available to common shareholders	$2.04	$2.09	$(5.48)	$1.78

Average shares outstanding (000’s)	13,417	13,822	13,995	16,444

Diluted earnings per common share:
Net income (loss)	$1.18	$1.20	$(5.48)	$1.09

Average shares outstanding (000’s)	26,282	27,021	13,995	29,938

Dividends paid per common share	$0.06	$0.06	$0.06	$0.06

	Three Months Ended

($000’s, except per share data)	March 31	June 30	September 30	December 31

2003
Net premiums written	$93,344	$58,045	$70,042	$56,980

Revenues:
Net premiums earned	$84,772	$84,015	$69,082	$83,063
Net investment income	5,475	8,557	5,994	6,906
Net realized investment (losses) gains	(1)	110	502	1,836
Fee income	1,276	1,108	1,148	1,481

Total revenues	91,522	93,790	76,726	93,286

Losses and expenses:
Losses and loss expenses incurred	32,599	44,654	35,245	45,098
Commissions and brokerage	20,027	14,618	3,218	9,497
Operating expenses	9,176	10,488	9,788	10,252
Foreign exchange losses (gains)	241	(492)	927	(534)
Interest expense	2,259	245	—	—
Minority interest in consolidated subsidiaries	2,106	2,428	2,817	3,179

Total losses and expenses	66,408	71,941	51,995	67,492

Income before income taxes and convertible preferred share dividends	25,114	21,849	24,731	25,794
Income tax provision (benefit)	1,507	371	1,007	(2,046)

Net income before convertible preferred share dividends	$23,607	$21,478	$23,724	$27,840

Convertible preferred share dividends	3,182	3,245	3,310	3,376

Net income available to common shareholders	$20,425	$18,233	$20,414	$24,464

Basic earnings per common share:
Net income available to common shareholders	$1.71	$1.53	$1.71	$2.02

Average shares outstanding (000’s)	11,894	11,921	11,925	12,123

Diluted earnings per common share:
Net income	$1.04	$0.93	$1.01	$1.14

Average shares outstanding (000’s)	22,664	23,183	23,583	24,462

Dividends paid per common share	$0.06	$0.06	$0.06	$0.06

PARENT COMPANY INFORMATION	Schedule II

PXRE Group Ltd.’s summarized financial information (parent company only) is as follows:

($000’s)	December 31, 2004	December 31, 2003

BALANCE SHEETS
Assets:
Cash	$214	$155
Short-term investments	—	1,099
Fixed maturities	—	—
Receivable from subsidiaries	1,774	—
Note receivable from subsidiary	—	4
Equity in subsidiaries	756,697	624,635
Other assets	5,345	3,374

Total assets	$764,030	$629,267

Liabilities:
Liabilities to subsidiary	$—	$292
Other liabilities	3,040	1,959
Minority interest in consolidated subsidiaries	—	62,500
Subordinated debt	64,435	—

Total liabilities	67,475	64,751

Shareholders’ equity	696,555	564,516

Total liabilities and shareholders’ equity	$764,030	$629,267

	Years Ended December 31,

($000’s)	2004	2003	2002

INCOME STATEMENTS
Net investment income	$131	$3,662	$6,614
Fee income	—	22	94
Minority interest in consolidated subsidiaries	—	(1,795)	—
Interest expense	(5,289)	—	—
Other operating expenses	(8,015)	(5,725)	(4,201)

(Loss) income before equity in earnings of subsidiary and cumulative effect of accounting change	(13,173)	(3,836)	2,507
Equity in earnings of subsidiary	37,072	100,484	62,039

Income before cumulative effect of accounting change	23,899	96,648	64,546
Cumulative effect of accounting change, net of tax	(1,053)	—	—

Net income	$22,846	$96,648	$64,546

CASH FLOW STATEMENTS
Cash flows from operating activities:
Net income	$22,846	$96,648	$64,546
Adjustments to reconcile net income to cash (used) provided by operating activities:
Equity in earnings of subsidiaries	(37,072)	(100,484)	(62,039)
Inter-company accounts	(2,066)	3,332	(3,631)
Other	6,006	874	3,216

Net cash (used) provided by operating activities	(10,286)	370	2,092

Cash flows from investing activities:
Net change in short-term investments	1,099	2,174	(3,273)
Fixed maturities disposed or matured	—	505	—
Contribution of capital to subsidiaries	(100,982)	(177,249)	(140,000)
Notes to subsidiaries	4	94,752	1,596

Net cash used by investing activities	(99,879)	(79,818)	(141,677)

Cash flows from financing activities:
Proceeds from issuance of common shares	114,701	21,538	2,129
Proceeds from issuance of convertible preferred shares	—	—	140,888
Proceeds from issuance of minority interest in consolidated subsidiaries	—	62,500	—
Cash dividends paid to common shareholders	(3,417)	(2,927)	(2,879)
Cost of shares repurchased	(1,060)	(1,848)	(529)

Net cash provided by financing activities	110,224	79,263	139,609

Net change in cash	59	(185)	24
Cash, beginning of year	155	340	316

Cash, end of year	$214	$155	$340

Supplemental disclosure of non cash flow information:
Reduction of note receivable from subsidiary and contribution to capital of subsidiary	$—	$43,393	$—

Deconsolidation increase of subordinated debt investments – Other assets and Subordinated debt	$1,935	$—	$—

Convertible preferred share dividends	$14,018	$13,133	$9,077

Schedule III

PXRE GROUP LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	($000’s) Column A	Column B	Column C	Column D	Column E	Column F

	Segment-property and casualty insurance	Deferred policy acquisition cost (caption 7)	Future policy benefits, losses, claims and loss expenses (caption 13-a-1)	Assumed unearned premiums (caption 13-a-2)	Other policy claims and benefits payable (caption 13-a-3)	Premium revenue (caption 1)

2004	North American					$93,483
	International					249,244
	Corporate Wide					(34,655)

	Total	$1,745	$460,084	$15,952	$—	$308,072
2003	North American					$127,849
	International					225,311
	Corporate Wide					(32,227)

	Total	$2,495	$450,635	$21,566	$—	$320,933
2002	North American					$135,804
	International					161,012
	Corporate Wide					(27,456)

	Total	$22,721	$447,829	$63,756	$—	$269,360

	($000’s) Column A	Column G	Column H	Column I	Column J	Column K

	Segment-property and casualty insurance	Net investment income (caption 2)	Benefits, claims, losses and settlement expenses (caption 4)	Amortization of deferred policy acquisition costs	Other operating expense	Premiums written

2004	North American		$71,833	$11,730		$88,130
	International		159,163	22,315		250,386
	Corporate Wide		(4,649)	281		(28,729)

	Total	$26,178	$226,347	$34,326	$41,293	$309,787
2003	North American		$98,996	$18,985		$82,037
	International		59,228	20,279		228,596
	Corporate Wide		(626)	3,062		(32,222)

	Total	$26,931	$157,598	$42,326	$39,701	$278,411
2002	North American		$68,663	$35,498		$172,098
	International		61,100	18,138		155,441
	Corporate Wide		(4,402)	(3,768)		(33,056)

	Total	$24,893	$125,361	$49,868	$34,228	$294,483

Schedule V

PXRE GROUP LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

($000’s) Column A	Column B	Column C Additions		Column D	Column E

Description	Balance at beginning of year	(1) Charged to costs and expenses	(2) Charged to other accounts - describe	Deductions - describe	Balance at end of year

Allowance for doubtful accounts
2004	$2,500	$544	$—	$—	$3,044
2003	$1,600	$900	$—	$—	$2,500
2002	$1,200	$400	$—	$—	$1,600

Schedule VI

PXRE GROUP LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

	($000’s) Column A	Column B	Column C	Column D	Column E	Column F	Column G

	Affiliation with registrant	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Discount, if any deducted in Column C	Assumed unearned premiums	Earned premiums	Net investment Income

2004	Consolidated	$1,745	$460,084	$—	$15,952	$308,072	$26,178
2003	Consolidated	2,495	450,635	—	21,566	320,933	26,931
2002	Consolidated	22,721	447,829	—	63,756	269,360	24,893

	($000’s) Column A	Column H		Column I	Column J	Column K

		Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Paid claims and claim adjustment expenses	Premiums written

	Affiliation with registrant	(1) Current year	(2) Prior years

2004	Consolidated	$214,316	$12,031	$34,326	$132,121	$309,787
2003	Consolidated	112,917	44,681	42,326	93,015	278,411
2002	Consolidated	101,456	23,905	49,868	99,877	294,483

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
PXRE Group Ltd.:

We consent to the incorporation by reference in the registration statement (No. 333-85451) on Form S-4 of PXRE Group Ltd. of our report dated March 1, 2005, with respect to the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and all related financial statement schedules, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K of PXRE Group Ltd.

As discussed in Note 2 to the consolidated financial statements, PXRE Group Ltd. adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” during 2004.

/s/ KPMG LLP

New York, New York
March 1, 2005

EXHIBIT INDEX

                     Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by PXRE Group Ltd. or its predecessor companies under the Securities Act of 1933, as amended, or to reports filed by PXRE Group Ltd. or its predecessor companies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are hereby incorporated by reference to such statements or reports. PXRE Group Ltd.’s Exchange Act file number is 1-15259.  Prior to the reorganization that resulted in the formation of PXRE Group Ltd., PXRE Corporation’s Exchange Act file numbers were 1-12595 and 0-15428.

3.1	Memorandum of Association of PXRE Group Ltd. (Exhibit 3.1 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

3.2	Bye-laws of PXRE Group Ltd. (Exhibit 3.2 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

3.3	Description of Stock of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.’s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.1	Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE Group Ltd. (Exhibit 4.1 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

4.2
Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.3 to PXRE Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.3
First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

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

4.8
Investment Agreement, dated as of April 4, 2002 between PXRE Group Ltd. and certain Investors named therein (Appendix III to PXRE Group Ltd.’s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.9
Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust II, dated as of May 15, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Statutory Trust II (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.10
Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, dated as of May 15, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.11
Guarantee Agreement, dated as of May 15, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and U.S. Bank National Association, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust II (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.12
Amended and Restated Declaration of Trust of PXRE Capital Trust III, dated as of May 22, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, Wilmington Trust Company, as Delaware and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust III (Exhibit 10.6 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.13
Indenture for Fixed Rate Junior Subordinated Debt Securities due 2033, dated as of May 22, 2003, among PXRE Group Ltd. as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 10.7 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14
Guarantee Agreement, dated as of May 22, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Trust III (Exhibit 10.8 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15
Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust V, dated as of October 29, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders, from time to time, of undivided beneficial interests in the assets of PXRE Capital Statutory Trust V (Exhibit 4.23 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16
Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Series D, due 2033, dated as of October 29, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee (Exhibit 4.24 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17
Guarantee Agreement, dated as of October 29, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust V (Exhibit 4.25 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18
Amended and Restated Trust Agreement of PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Depositor, the Administrators thereof, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the several Holders as defined therein (Exhibit 4.28 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19
Junior Subordinated Indenture, dated as of November 6, 2003, among PXRE Group Ltd. and JPMorgan Chase Bank, as Trustee (Exhibit 4.29 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20
Guarantee Agreement for PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee (Exhibit 4.30 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1
Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. and Variable Quota Share Retrocessional Agreement between PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.36 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1998); and endorsement regarding Select Reinsurance Ltd. participation for 2000 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); and endorsement, dated January 1, 2001, regarding Select Reinsurance Ltd. participation for 2001 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); and endorsement dated March 21, 2002, regarding Select Reinsurance Ltd.’s participation for 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2001), Amendment to the Amended and Restated Facultative Obligatory Quota Share Retrocessional Agreement between Select Reinsurance Ltd. and PXRE Reinsurance Company dated November 20, 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002) and letter to Select Reinsurance Ltd. from PXRE Reinsurance Company dated November 20, 2002 (Exhibit 10.3 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.2
Endorsement to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between PXRE Reinsurance Company, PXRE Reinsurance Ltd., and Select Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.3
Amendment to the Amended and Restated Facultative Obligatory Retrocessional Agreement, effective January 1, 2003, between Select Reinsurance Ltd., PXRE Reinsurance Company, and PXRE Reinsurance Ltd. (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.4
Retrocession Contract, dated January 1, 2003, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.5
Amendment to the Retrocession Contract, effective October 1, 2003, between PXRE Reinsurance Ltd., PXRE Reinsurance Company and Select Reinsurance Ltd. (Exhibit 10.4 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.6
Retrocessional Agreement, effective January 1, 2004 between Select Reinsurance Ltd. and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.7
Commutation Agreement, effective March 31, 2004, between Select Reinsurance Ltd., PXRE Reinsurance Company and PXRE Reinsurance Ltd.  (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.8
Reinsurance Slip, effective April 1, 2004 between Select Reinsurance Ltd. and PXRE Reinsurance Ltd. (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9
Deed of Trust for “The Patriot 2004 Trust”, dated June 30, 2004, among Select Reinsurance Ltd., Harrington Trust Limited, and PXRE Reinsurance Ltd. (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10
Commutation Agreement, effective September 30, 2004, between PXRE Reinsurance Company, PXRE Reinsurance Ltd., PXRE Group Ltd. and Select Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11	Commutation Agreement, effective January 1, 2005, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd.*

10.12
Facultative Obligatory Quota Share Retrocessional Agreement, effective October 1, 1999 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.13
Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.14
Annex IV to Aggregate Excess of Loss Agreement, effective as of January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.15
First Amendment to Facultative Obligatory Quota Share Retrocessional Agreement, dated as of December 1, 2000, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

10.16
Quota Share Endorsement to Facultative Obligatory Quota Share Retrocessional Agreement, effective as of January 1, 2003, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.17	Endorsement to Facultative Obligatory Quota Share Retrocessional Agreement, effective as of July 1, 2004, between PXRE Reinsurance Ltd. and PXRE Reinsurance Company.*

10.18
Deed Poll Guarantee of PXRE Group Ltd. in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (Exhibit 10.3a to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19
Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993); Addendum No. 2, dated November 10, 1994, to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Addendum No. 3, dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996); and Addendum No. 4 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Return between PXRE Corporation and Transnational Insurance Company (Exhibit 10.9 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000).

* Filed Herewith.

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

10.22
NEAM Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Reinsurance Company; Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Group Ltd.; Investment Management Agreement, dated April 8, 2002 between General Re-New England Asset Management, Inc. and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.23	PXRE Group Ltd. Employee Stock Purchase Plan as amended and restated February 13, 2002 (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual General Meeting of Shareholders). (M)

10.24	Amended and Restated Executive Severance Plan for Certain Executives of PXRE Group Ltd. dated May 5, 2004.*

10.25	1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation’s Form S-8 and S-3 Registration Statement dated June 21, 1990). (M)

10.26	Restated Employee Annual Incentive Bonus Plan, as amended and restated (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.27	1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.28	2002 Officer Incentive Plan as amended (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual Meeting of Shareholders). (M)

10.29	Director Stock Plan (Appendix D to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.
* Filed Herewith.

10.30	Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.31	Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000). (M)

10.32	2004 Incentive Bonus Compensation Plan (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual Meeting of Shareholders). (M)

10.33
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

10.34	Lease, dated February 23, 2005, between Barr’s Bay Properties Limited and PXRE Reinsurance Ltd.*

10.35
Lloyd’s Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.36
Lloyd’s Security and Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997, between PXRE Limited and Lloyd’s of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.37	Consulting Services Agreement, dated as of May 28, 2003 by and among PXRE Group Ltd., and Gerald L. Radke (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated June 4, 2003). (M)

10.38	Employment Agreement, dated as of June 30, 2003, among PXRE Group Ltd. and Jeffrey L. Radke. (Exhibit 10.13 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (M)

10.39
Employment Agreement, dated August 27, 2004, by and between PXRE Reinsurance Ltd. and Guy D. Hengesbaugh, President & Chief Operating Officer of PXRE Reinsurance Ltd. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

* Filed Herewith.
(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

10.40
Employment Agreement, dated August 27, 2004, by and between PXRE Group Ltd. and John M. Modin, Executive Vice President & Chief Financial Officer of PXRE Group Ltd. (Exhibit 99.2 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

10.41
Employment Agreement, dated August 27, 2004, by and between PXRE Reinsurance Company and Bruce J. Byrnes, General Counsel & Secretary of PXRE Reinsurance Company (Exhibit 99.3 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004).(M)

10.42
Employment Agreement, dated September 1, 2004, by and between PXRE Reinsurance Ltd. and John T. Daly, Executive Vice President of PXRE Reinsurance Ltd. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated September 2, 2004). (M)

10.43
Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.44
Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower (Exhibit 10.2 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.45
Global Amendment Agreement to the Letter of Credit Facility Agreement, dated January 28, 2005, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed January 28, 2005).

11	Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.

12	Statement setting forth computation of ratios. Attached hereto as Exhibit 12.

21	List of Subsidiaries. Attached hereto as Exhibit 21.

23	Consents of Experts and Counsel. The consent of KPMG LLP, independent accountants to PXRE, are included as part of Item 14(a)(2) of this Form 10-K.

24
Power of Attorney.  Copies of the powers of attorney executed by each of Gerald L. Radke, F. Sedgwick Browne, Susan F. Cabrera, Bradley E. Cooper, Robert W. Fiondella, Franklin D. Haftl, Craig A. Huff, Mural R. Josephson, Wendy Luscombe, Philip R. McLoughlin, and Robert M. Stavis are attached hereto as Exhibit 24.

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