Form 10-K/A
period 2004-12-31
PXRE GROUP LTD
filed 2005-03-08
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note

PXRE Group Ltd. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 1, 2005 (the “Form 10-K”), solely to correct an inadvertent clerical omission from the respective texts of Exhibits 31.1 and 31.2 which were filed as part of the Form 10-K. As indicated below, revised Exhibits 31.1 and 31.2 are filed herewith.

Exhibit Index

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

PXRE GROUP LTD.

By:	/s/ ROBERT P. MYRON Robert P. Myron Senior Vice President and Treasurer

Date:	March 8, 2005