Form 10-Q
period 2005-03-31
PXRE GROUP LTD
filed 2005-04-29
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   √   No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   √   No

     As of April 27, 2005, 28,667,279 common shares, $1.00 par value per share, of the Registrant were outstanding.

PXRE GROUP LTD.

INDEX

PART I.    FINANCIAL INFORMATION

Back to Contents

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		March 31, 2005	December 31, 2004

		(Unaudited)

Assets	Investments:
	Fixed maturities:
	Available-for-sale (amortized cost $835,389 and $705,204, respectively)	$822,853	$701,798
	Trading (cost $28,134 and $13,725, respectively)	29,653	15,483
	Short-term investments	185,837	296,318
	Hedge funds (cost $126,314 and $86,549, respectively)	140,064	129,118
	Other invested assets (cost $4,755 and $5,663, respectively)	5,460	6,823

	Total investments	1,183,867	1,149,540
	Cash	26,011	15,668
	Accrued investment income	7,985	8,054
	Premiums receivable, net	100,796	93,116
	Other receivables	52,130	35,315
	Reinsurance recoverable on paid losses	11,803	8,003
	Reinsurance recoverable on unpaid losses	59,794	61,215
	Ceded unearned premiums	6,874	3,500
	Deferred acquisition costs	6,797	1,745
	Income tax recoverable	25,168	31,594
	Other assets	47,234	46,666

	Total assets	$1,528,459	$1,454,416

Liabilities	Losses and loss expenses	$460,565	$460,084
	Unearned premiums	53,498	15,952
	Subordinated debt	167,076	167,075
	Reinsurance balances payable	14,902	10,937
	Deposit liabilities	69,091	72,143
	Payable for securities	21,916	—
	Other liabilities	26,812	31,670

	Total liabilities	813,860	757,861

Shareholders’ Equity	Serial convertible preferred shares, $1.00 par value, $10,000 stated value – 10 million shares authorized, 0.01 million and 0.02 million shares issued and outstanding, respectively	63,371	163,871
	Common shares, $1.00 par value – 50 million shares authorized, 28.6 million and 20.5 million shares issued and outstanding, respectively	28,646	20,469
	Additional paid-in capital	433,811	329,730
	Accumulated other comprehensive income net of deferred income tax benefit of $(2,216) and $(1,616), respectively	(12,146)	(4,855)
	Retained earnings	212,221	194,081
	Restricted shares at cost (0.5 million and 0.4 million shares, respectively)	(11,304)	(6,741)

	Total shareholders’ equity	714,599	696,555

	Total liabilities and shareholders’ equity	$1,528,459	$1,454,416

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE	Consolidated Statements of Income and Comprehensive Income
Group Ltd.	(Dollars in thousands, except per share amounts)

		Three Months Ended March 31,
		2005	2004

		(Unaudited)

Revenues	Net premiums earned	$79,434	$68,952
	Net investment income	10,442	6,869
	Net realized investment (losses) gains	(107)	89
	Fee income	211	599

		89,980	76,509

Losses and	Losses and loss expenses incurred	44,438	18,139
Expenses	Commissions and brokerage	9,278	9,172
	Operating expenses	9,377	12,620
	Foreign exchange losses	598	266
	Interest expense	3,610	3,675

		67,301	43,872

	Income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	22,679	32,637
	Income tax (benefit) provision	(64)	653

	Income before cumulative effect of accounting change and convertible preferred share dividends	22,743	31,984
	Cumulative effect of accounting change, net of $0.2 million tax benefit	—	(1,053)

	Net income before convertible preferred share dividends	$22,743	$30,931

	Convertible preferred share dividends	3,369	3,444

	Net income available to common shareholders	$19,374	$27,487

Comprehensive	Net income before convertible preferred share dividends	$22,743	$30,931
Income, Net	Net unrealized (depreciation) appreciation on investments	(7,291)	5,523
of Tax
	Comprehensive income	$15,452	$36,454

Per Share	Basic:
	Income before cumulative effect of accounting change and convertible preferred share dividends	$1.13	$2.38
	Cumulative effect of accounting change	—	(0.08)
	Convertible preferred share dividends	(0.17)	(0.26)

	Net income available to common shareholders	$0.96	$2.04

	Average shares outstanding (000’s)	20,200	13,417

	Diluted:
	Net income before cumulative effect of accounting change	$0.69	$1.22
	Cumulative effect of accounting change	—	(0.04)

	Net income	$0.69	$1.18

	Average shares outstanding (000’s)	32,980	26,282

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

		Three Months Ended March 31,
		2005	2004

		(Unaudited)

Convertible	Balance at beginning of period	$163,871	$172,190
Preferred Shares	Conversion of convertible preferred shares	(103,869)	—
	Dividends to convertible preferred shareholders	3,369	3,444

	Balance at end of period	$63,371	$175,634

Common Shares	Balance at beginning of period	$20,469	$13,277
	Issuance of common shares, net	8,177	824

	Balance at end of period	$28,646	$14,101

Additional	Balance at beginning of period	$329,730	$192,078
Paid-in Capital	Issuance of common shares, net	103,713	16,883
	Tax effect of stock options exercised	368	756

	Balance at end of period	$433,811	$209,717

Accumulated	Balance at beginning of period	$(4,855)	$1,692
Other Comprehensive	Change in unrealized (losses) gains	(7,291)	5,523
Income
	Balance at end of period	$(12,146)	$7,215

Retained	Balance at beginning of period	$194,081	$188,670
Earnings	Net income before convertible preferred share dividends	22,743	30,931
	Dividends to convertible preferred shareholders	(3,369)	(3,444)
	Dividends to common shareholders	(1,234)	(835)

	Balance at end of period	$212,221	$215,322

Restricted Shares	Balance at beginning of period	$(6,741)	$(3,391)
	Issuance of restricted shares	(5,452)	(6,966)
	Amortization of restricted shares	889	1,350

	Balance at end of period	$(11,304)	$(9,007)

Total	Balance at beginning of period	$696,555	$564,516
Shareholders’	Conversion of convertible preferred shares	(103,869)	—
Equity	Issuance of common shares, net	111,890	17,707
	Restricted shares, net	(4,563)	(5,616)
	Unrealized (depreciation) appreciation on investments, net of deferred
	income tax	(7,291)	5,523
	Net income before convertible preferred share dividends	22,743	30,931
	Dividends to common shareholders	(1,234)	(835)
	Tax effect of stock options exercised	368	756

	Balance at end of period	$714,599	$612,982

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Three Months Ended March 31,
		2005	2004

		(Unaudited)

Cash Flow	Premiums collected, net of reinsurance	$109,891	$91,716
from Operating	Loss and loss adjustment expenses paid, net of reinsurance	(46,336)	(20,505)
Activities	Commission and brokerage paid, net of fee income	(13,819)	(8,613)
	Operating expenses paid	(10,945)	(13,096)
	Net investment income received	7,303	2,908
	Interest paid	(5,794)	(5,796)
	Income taxes recovered (paid)	7,186	(1,252)
	Trading portfolio purchased	(14,396)	—
	Deposit paid	(3,052)	(4,775)
	Other	(16,802)	(11,317)

	Net cash provided by operating activities	13,236	29,270

Cash Flow	Fixed maturities available for sale purchased	(187,990)	(174,949)
from Investing	Fixed maturities available for sale disposed or matured	56,546	102,470
Activities	Hedge funds purchased	(105,352)	—
	Hedge funds disposed	98,805	5,028
	Other invested assets disposed	1,367	891
	Net change in short-term investments	110,481	(20,592)
	Payable for securities	21,916	(18)

	Net cash used by investing activities	(4,227)	(87,170)

Cash Flow	Proceeds from issuance of common shares	3,129	11,382
from Financing	Cash dividends paid to common shareholders	(1,234)	(835)
Activities	Cost of shares repurchased	(561)	(643)

	Net cash provided by financing activities	1,334	9,904

	Net change in cash	10,343	(47,996)
	Cash, beginning of period	15,668	65,808

	Cash, end of period	$26,011	$17,812

	Reconciliation of net income to net cash provided by operating activities:
	Net income before convertible preferred share dividends	$22,743	$30,931
	Adjustments to reconcile net income to net cash provided by operating activities:
	Losses and loss expenses	481	(13,955)
	Unearned premiums	34,172	20,572
	Deferred acquisition costs	(5,052)	(34)
	Receivables	(24,496)	7,685
	Reinsurance balances payable	3,965	(4,900)
	Reinsurance recoverable	(2,379)	11,590
	Income taxes	7,121	(610)
	Equity in earnings of limited partnerships	(4,403)	(3,424)
	Trading portfolio purchased	(14,396)	—
	Deposit liability	(3,052)	(4,775)
	Other	(1,468)	(13,810)

	Net cash provided by operating activities	$13,236	$29,270

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

     PXRE Group Ltd. (the “Company” or collectively with its subsidiaries, “PXRE”) is an insurance holding company organized in Bermuda. PXRE provides reinsurance products and services to a worldwide marketplace through its wholly-owned subsidiary operations located in Bermuda, Europe and the United States. PXRE’s primary focus is providing property catastrophe reinsurance and retrocessional coverage. PXRE also provides marine, aviation and aerospace products and services.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

     The consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), PXRE Solutions, Inc., PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited and PXRE Holdings (Ireland) Limited (“PXRE Ireland”). Effective as of March 16, 2005, PXRE Ireland, an Irish holding company, became a wholly-owned subsidiary of PXRE Bermuda. All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

     GAAP requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The interim consolidated financial statements are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2004 consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates and the seasonal nature of the reinsurance business necessitate caution in drawing specific conclusions from interim results.

     Certain reclassifications have been made for 2004 to conform to the 2005 presentation.

Share-Based Compensation

     At March 31, 2005, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans is reflected in net income, as the options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” to share-based employee compensation.

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

($000’s, except per share data)	Three Months Ended March 31,

	2005	2004

Net income before convertible preferred share dividends:
As reported	$22,743	$30,931
Deduct:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(258)	(971)

Pro-forma	$22,485	$29,960

Basic income per share:
As reported	$0.96	$2.04
Pro-forma	$0.95	$1.98
Diluted income per share:
As reported	$0.69	$1.18
Pro-forma	$0.68	$1.14

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46, and on October 9, 2003 the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of VIEs”, which required PXRE to implement FIN 46 during the quarter ended March 31, 2004. The adoption of this statement resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s March 31, 2005 Consolidated Balance Sheet, while PXRE’s minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.” FIN 46 did not permit these changes be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed in the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in the Company’s Consolidated Statement of Income and Comprehensive Income during 2004. These repurchased securities are reflected in PXRE’s March 31, 2005 Consolidated Balance Sheet under the caption “Fixed Maturities: Available-for-sale.”

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

3.	Underwriting

     Premiums written and earned for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		% Increase (Decrease)

($000’s)	2005	2004

Premiums written
Gross premiums written	$124,700	$107,403
Ceded premiums written	(11,095)	(17,691)

Net premiums written	$113,605	$89,712	27

Premiums earned
Gross premiums earned	$87,155	$82,156
Ceded premiums earned	(7,721)	(13,204)

Net premiums earned	$79,434	$68,952	15

     PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In addition, primarily related to PXRE’s exposure assumed on per-risk treaties, PXRE purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims.

4.	Investments

     The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of March 31, 2005:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$58,569	$(994)	$936	$(30)
United States government sponsored agency debentures	122,746	(1,327)	13,002	(552)
United States government sponsored agency mortgage-backed securities	130,353	(1,767)	6,186	(232)
Other mortgage and asset-backed securities	132,457	(3,387)	30,674	(1,410)
Obligations of states and political subdivisions	1,221	(22)	—	—
Corporate securities	193,513	(4,795)	19,350	(967)

Total temporarily impaired securities	$638,859	$(12,292)	$70,148	$(3,191)

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

5.	Earnings Per Share

     A reconciliation of income before cumulative effect of accounting change to earnings, and shares, which affect basic and diluted earnings per share, is as follows:

	Three Months Ended March 31,

($000’s, except per share data)	2005	2004

Net income available to common shareholders:
Income before cumulative effect of accounting change and convertible preferred share dividends	$22,743	$31,984
Cumulative effect of accounting change, net of tax	—	(1,053)

Net income before convertible preferred share dividends	22,743	30,931
Convertible preferred share dividends	(3,369)	(3,444)

Net income available to common shareholders	$19,374	$27,487

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	20,200	13,417
Equivalent shares of underlying options	373	559
Equivalent number of restricted shares	58	83
Equivalent number of convertible preferred shares	12,349	12,223

Weighted average common equivalent shares (diluted)	32,980	26,282

Per share amounts:
Basic:
Income before cumulative effect of accounting change and convertible preferred share dividends	$1.13	$2.38
Cumulative effect of accounting change	—	(0.08)
Convertible preferred share dividends	(0.17)	(0.26)

Net income available to common shareholders	$0.96	$2.04

Diluted:
Net income before cumulative effect of accounting change	$0.69	$1.22
Cumulative effect of accounting change	—	(0.04)

Net income	$0.69	$1.18

6.	Income Taxes

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

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

     The United States subsidiaries of the Company file a consolidated U.S. federal income tax return.

7.	Shareholders’ Equity

     On November 23, 2004, the Company completed a public offering of 5.2 million of its common shares at $23.75 per share, pursuant to a Shelf Registration on Form S-3, filed in 2003 for up to $150.0 million of securities, consisting of 3.7 million shares offered by the Company and 1.5 million shares offered by certain selling shareholders. The underwriters were given an option to purchase up to an additional 0.8 million common shares, 0.7 million from the Company and 0.1 million from the selling shareholders, solely to cover overallotments, if any, which option they exercised December 2, 2004.

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

     On December 16, 2003, the Company completed a public offering of 2.2 million of its common shares at $21.75 per share, pursuant to a Shelf Registration Statement on Form S-3, filed in 2003 for up to $150.0 million of securities. Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company (“Phoenix”), one of the Company’s common shareholders. The underwriters were given an option to purchase up to an additional 0.3 million common shares from the Company, solely to cover overallotments, if any, which option they exercised on January 22, 2004.

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

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

     The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. Commencing in the second quarter of 2005, the dividends paid on such convertible voting preferred shares will be paid in cash, rather than in additional convertible voting preferred shares. The shareholders also voted to approve the division of 20.0 million of PXRE’s 50.0 million authorized common shares into three new classes of convertible common shares including 10.0 million Class A convertible voting common shares, 6.7 million Class B convertible voting common shares, and 3.3 million Class C convertible voting common shares.

     On March 31, 2005, the Company’s mandatorily convertible 5,840.6 Series A1 convertible voting preferred shares, 3,143.6 Series B1 convertible voting preferred shares and 1,393.6 Series C1 convertible voting preferred shares were converted into 4.4 million class A convertible voting common shares, 2.4 million class B convertible voting common shares and 1.0 million class C convertible voting common shares, respectively. The conversion was effected based upon a conversion price of $13.27, which conversion price was agreed between the Company and holders of the Company’s convertible voting preferred shares pursuant to a letter agreement dated as of March 31, 2005.

     In the aggregate, 7.8 million convertible voting common shares were issued and outstanding as of March 31, 2005 following the conversion. Convertible voting common shares have a par value of $1.00 per share. Each convertible voting common share converts into 1 common share upon sale to a third party.

     As of March 31, 2005, 6,337 convertible preferred shares were issued and outstanding. Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the non-finite adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of March 31, 2005, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $36.0 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $13.27. Sixty-two percent of the convertible preferred shares mandatorily converted on March 31, 2005 into 7.8 million convertible voting common shares. All the remaining convertible preferred shares mandatorily convert by April 4, 2008. Convertible preferred shares vote with the convertible voting commons shares on a fully converted basis on all matters brought before the shareholders other than the election of directors.

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

8.	Segment Information

     PXRE operates in two reportable property and casualty segments – (i) catastrophe and risk excess and (ii) exited lines – based on PXRE’s approach to managing the business. The exited lines segment includes business previously written and classified by the Company as direct casualty, Lloyd’s of London (“Lloyd’s”), international casualty and finite. In addition, PXRE operates in two geographic segments – North American, representing North American based risks written by North American based clients, and International (principally the United Kingdom, Continental Europe, Latin America, the Caribbean, Australia and Asia), representing all other premiums written.

     There are no significant differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.

     PXRE does not maintain separate balance sheet data for each of its operating segments, nor does it allocate net investment income, net realized investment gains or losses, operating expenses, foreign exchange gains or losses and interest expense to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

     The following tables summarize the net premiums written, net premiums earned and underwriting income (loss) by PXRE’s business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

Net Premiums Written
	Three Months Ended March 31,

($000’s, except percentages)	2005		2004

	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
North American	$34,174		$20,678
International	89,314		83,184
Excess of Loss Cessions	(9,177)		(15,021)

	114,311	101%	88,841	99%

Exited Lines
North American	(727)		806
International	21		65

	(706)	(1)	871	1

Total	$113,605	100%	$89,712	100%

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

Net Premiums Earned
	Three Months Ended March 31,

($000’s, except percentages)	2005		2004

	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
North American	$21,651		$18,189
International	64,929		57,837
Excess of Loss Cessions	(6,439)		(9,830)

	80,141	101%	66,196	96%

Exited Lines
North American	(731)		2,691
International	24		65

	(707)	(1)	2,756	4

Total	$79,434	100%	$68,952	100%

     Underwriting income (loss) includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, operating expenses, foreign exchange gains or losses, or interest expense.

Underwriting Income (Loss)
	Three Months Ended March 31,

($000’s, except percentages)	2005		2004

	Amount	Percent	Amount	Percent
Catastrophe and Risk Excess
North American	$16,678		$14,999
International	10,942		36,510
Excess of Loss Cessions	(1,501)		(9,471)

	26,119	101%	42,038	100%

Exited Lines
North American	(2,300)		(2,212)
International	2,110		2,414

	(190)	(1)	202	—

Total	$25,929	100%	$42,240	100%

     The following table reconciles the net underwriting income for the operating segments to income before income taxes, cumulative effect of accounting change and convertible preferred share dividends as reported in the Consolidated Statements of Income and Comprehensive Income.

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

($000’s)	Three Months Ended March 31,

	2005	2004

Net underwriting income	$25,929	$42,240
Net investment income	10,442	6,869
Net realized investment (losses) gains	(107)	89
Operating expenses	(9,377)	(12,620)
Foreign exchange losses	(598)	(266)
Interest expense	(3,610)	(3,675)

Income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	$22,679	$32,637

9.	Subordinated Debt

     The Company has issued subordinated debt securities to separate special purpose trusts, which, in turn, issued trust preferred securities. The subordinated debt securities are as follows:

($000’s)	March 31, 2005	December 31, 2004

8.85% fixed rate due February 1, 2027	$102,641	$102,640
7.35% fixed/floating rate due May 15, 2033	18,042	18,042
9.75% fixed rate due May 23, 2033	15,464	15,464
7.70% fixed/floating rate due October 29, 2033	20,619	20,619
7.58% fixed/floating rate due September 30, 2033	10,310	10,310

	$167,076	$167,075

     The 8.85% fixed rate subordinated debt securities pay interest semi-annually and are redeemable by PXRE from February 1, 2007 at 104.180% declining to 100.418% at February 1, 2016, and at par thereafter.

     The 7.35% fixed/floating rate subordinated debt securities initially pay interest quarterly at a fixed rate of 7.35% for 5 years and then at a floating rate of 3 month LIBOR plus 4.1% reset quarterly thereafter, and are redeemable by PXRE at par on or after May 15, 2008.

     The 9.75% fixed rate subordinated debt securities pay interest quarterly and are redeemable by PXRE from May 23, 2008 at 104.875% declining to 100.975% at May 23, 2013, and at par thereafter.

     The 7.70% fixed/floating rate subordinated debt securities initially pay interest quarterly at a rate of 7.70% for 5 years and then at a floating rate of 3 month LIBOR plus 3.85% reset quarterly thereafter, and are redeemable by PXRE at par on or after October 29, 2008.

     The 7.58% fixed/floating rate subordinated debt initially pay interest quarterly at a rate of 7.58% for 5 years and then at a floating rate of 3 month LIBOR plus 3.90% reset quarterly thereafter, and are redeemable by PXRE at par on or after September 30, 2008.

     PXRE has the option to defer interest payments on the subordinated debt securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

Back to Contents

PXRE Group Ltd.          Notes to Consolidated Financial Statements (Unaudited)

10.	Employee Benefits

     The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.

     The components of net pension expense for these company-sponsored plans are as follows:

($000’s)	Three Months Ended March 31,

	2005	2004
Components of net periodic cost:
Service cost	$—	$303
Interest cost	78	136
Expected return on assets	(70)	(103)
Amortization of prior service costs	—	68
Recognized net actuarial costs	34	—
Curtailment	—	(486)

Net periodic benefit cost (benefit)	$42	$(82)

     During the first quarter of 2005, the Company made no contributions to its pension plans and expects no significant contributions during 2005.

Back to Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Unless the context otherwise requires, references in this Form 10-Q to the “Company” refer to PXRE Group Ltd. a Bermuda holding company, while “PXRE”, “we”, “us” and “our” include PXRE Group Ltd. and its subsidiaries, which principally include PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), PXRE Solutions Inc. (“PXRE Solutions”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited and PXRE Holdings (Ireland) Limited (“PXRE Ireland”). References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”). References to SAP refer to statutory accounting principles (“SAP”) in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

     The following is a discussion and analysis of PXRE’s results of operations for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, and also a discussion of our financial condition as of March 31, 2005. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview

     PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written and underwriting income for the three month period ended March 31, 2005. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property catastrophe proportional, property risk excess and marine excess and aerospace excess and pro rata reinsurance products.

     We generated net income of $22.7 million in the quarter ended March 31, 2005, which represented a 26% decrease from the $30.9 million net income generated in the first quarter of 2004. This decrease in net income was largely a result of $25.2 million of losses incurred, net of reinsurance and reinstatement premiums, related to European Windstorm Erwin, offset by the continued strength of our catastrophe and risk excess segment.

     Our ability and willingness to generate significant premium growth is highly dependent upon the premium pricing levels in the reinsurance market. Pricing in our catastrophe and risk excess business was generally positive during the first quarter of 2005 following the significant rate increases experienced in 2002 and 2003. The losses resulting from the four significant Florida hurricanes as well as typhoons and tsunamis in Asia in 2004 had a favorable impact on pricing. As a result, we experienced moderate rate increases overall on our property catastrophe reinsurance and retrocessional business.

Back to Contents

Comparison of First Quarter Results for 2005 with 2004

     For the quarter ended March 31, 2005, net income before convertible preferred share dividends was $22.7 million compared to $30.9 million for the comparable period of 2004. Net income per diluted common share was $0.69 for the first quarter of 2005 compared to $1.18 for the first quarter of 2004, based on diluted average shares outstanding of approximately 33.0 million in the first quarter of 2005 and 26.3 million in the first quarter of 2004. The reduction in net income is primarily attributable to $25.2 million of losses incurred, net of reinsurance and reinstatement premiums, related to European Windstorm Erwin in January 2005.

Premiums

     Gross and net premiums written for the first quarter of 2005 and 2004 were as follows:

($000’s)	Three Months Ended March 31,		% Increase (Decrease)

	2005	2004

Gross premiums written	$124,700	$107,403	16
Ceded premiums written	(11,095)	(17,691)	(37)

Net premiums written	$113,605	$89,712	27

     Gross premiums written for the first quarter of 2005 increased $17.3 million, or 16%, to $124.7 million from $107.4 million in the first quarter of 2004. Gross premiums written in our catastrophe and risk excess segment increased $19.0 million, or 18%, to $125.4 million in the first quarter of 2005 from $106.3 million in the corresponding period of 2004 primarily due to increased business written and moderate rate increases across our reinsurance portfolio. As expected, gross premiums written in our exited lines segment decreased by $1.7 million compared to the year earlier period.

     Ceded premiums written decreased $6.6 million, or 37%, to $11.1 million for the first quarter of 2005 from $17.7 million for the first quarter of 2004, primarily as a result of a decrease of $6.0 million in ceded premiums written related to excess of loss retrocessional catastrophe treaties.

     Net premiums written for the first quarter of 2005 increased $23.9 million, or 27%, to $113.6 million from $89.7 million in the first quarter of 2004. Net premiums written in our catastrophe and risk excess segment increased $25.5 million, or 29%, to $114.3 million in the first quarter of 2005 from $88.8 million in the first quarter of 2004. The increase in this segment is due to the same factors that caused the increase in gross written and decrease in ceded premiums written as explained above.

Back to Contents

     Gross and net premiums earned for the first quarter of 2005 and 2004 were as follows:

($000’s)	Three Months Ended March 31,		% Increase (Decrease)

	2005	2004

Gross premiums earned	$87,155	$82,156	6
Ceded premiums earned	(7,721)	(13,204)	(42)

Net premiums earned	$79,434	$68,952	15

     Gross premiums earned for the first quarter of 2005 increased $5.0 million, or 6%, to $87.2 million from $82.2 million in the first quarter of 2004. Gross premiums earned in our catastrophe and risk excess segment increased $8.6 million, or 11%, to $87.8 million in the first quarter of 2005 from $79.2 million in the corresponding period of 2004. The change in this segment is due to similar factors as those discussed above in gross premiums written. Offsetting the increase in the catastrophe and risk excess segment, in part, was a planned decrease of $3.6 million in our exited lines segment.

     Ceded premiums earned decreased $5.5 million, or 42%, to $7.7 million for the first quarter of 2005 from $13.2 million for the first quarter of 2004, primarily as a result of a decrease of $3.6 million in ceded premiums earned related to excess of loss retrocessional catastrophe treaties, and a decrease related to quota share reinsurance due to commutations with Select Reinsurance Ltd. (“Select Re”) (See Certain Related Party Transactions).

     Net premiums earned for the first quarter of 2005 increased $10.5 million, or 15%, to $79.4 million from $69.0 million for the corresponding period of 2004. Net premiums earned in the catastrophe and risk excess segment increased $13.9 million, or 21%, to $80.1 million for the first quarter of 2005 from $66.2 million in the corresponding prior-year period. The change in this segment is due to similar factors as those discussed above in gross and net premiums written. Offsetting this increase, in part, was a planned decrease of $3.5 million in our exited lines segment.

     A summary of our net premiums written and earned by business segment for the three months ended March 31, 2005 and 2004 is included in Note 8 to the Consolidated Financial Statements.

Ratios

     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and operating expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on underwriting results. The ratios discussed below have been calculated on a GAAP basis.

Back to Contents

     The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended March 31, 2005 and 2004, respectively:

(%)	Three Months Ended March 31,

	2005	2004

Loss ratio	55.9	26.3
Expense ratio	23.2	30.7

Combined ratio	79.1	57.0

Catastrophe and risk excess loss ratio	55.9	25.7

Losses and Loss Expenses

     Losses and loss expenses incurred amounted to $44.4 million in the first quarter of 2005 compared to $18.1 million in the first quarter of 2004. Our loss ratio was 55.9% for the first quarter of 2005 as compared to 26.3% for comparable prior year period. The increase in losses and our loss ratio was primarily driven by $28.1 million in net losses incurred in connection with European Windstorm Erwin. Windstorm Erwin occurred in early January 2005 and caused extensive damage across Northern Europe, most notably in Denmark and Sweden. There were no significant property catastrophe losses in the first quarter of 2004.

     During the first quarter of 2005, we experienced net adverse development of $1.8 million for prior-year losses and loss expenses, consisting of $2.2 million of adverse development on catastrophe and risk excess segment and $0.4 million favorable development on our exited lines segment. The development in the catastrophe and risk excess segment was driven by greater than expected claims from the 2004 hurricanes, offset by less than expected claims on the Asian Tsunami and favorable development on other property losses. During the first quarter of 2004, we experienced net favorable development of $2.3 million for prior-year loss and loss expenses, due primarily to $2.0 million of favorable development on our core catastrophe and risk excess segment.

Underwriting Expenses

     The expense ratio was 23.2% for the first quarter of 2005 compared to 30.7% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 11.4% for the first quarter of 2005 compared with 12.4% for the first quarter of 2004. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 11.5% for the first quarter of 2005 compared with 10.8% for the first quarter of 2004, such ratio increase mainly attributable to a reduction in fee income on ceded premiums.

     The operating expense ratio was 11.8% for the three months ended March 31, 2005 compared with 18.3% for the comparable period of 2004. Other operating expenses decreased $3.2 million, or 26%, to $9.4 million for the three months ended March 31, 2005 from $12.6 million in the comparable period of 2004. During the first quarter of 2004, we incurred several charges that totaled $2.4 million related to a 10% reduction in personnel, the curtailment of the Company’s retirement plans and termination of the Company’s prior annual bonus plan (the “Personnel Restructuring Expenses”). Excluding the Personnel Restructuring Expenses, other operating expenses decreased $0.8 million, or 8%, for the three months ended March 31, 2005 compared to the comparable period of 2004.

Back to Contents

Interest Expense

     Interest expense decreased to $3.6 million for the three months ended March 31, 2005 from $3.7 million in the comparable period of 2004. This decrease was due to a non-recurring charge for the change in value of an interest rate swap in 2004.

Net Investment Income

     Net investment income for the first quarter of 2005 increased 52% to $10.4 million from $6.9 million in the first quarter of 2004 primarily as a result of a $1.5 million increase in income from our fixed maturity and short-term investment portfolio as well as a $1.0 million increase in income from hedge funds, and a $0.7 million decrease in investment charges. Investment income related to our hedge fund portfolio increased to $4.4 million in the first quarter of 2005 from $3.4 million in the first quarter of 2004 as investments in hedge funds produced a return of 3.0% for the first quarter of 2005 compared with 2.7% in the comparable prior-year period. In addition, the increased hedge fund return was earned on a larger invested asset base during 2005. The book yield of fixed maturity and short-term investment portfolios remained at 3.4% during the first quarter of 2005 on an annualized basis, the same as during the comparable prior-year period; however average invested balances increased due to funds generated from operations and proceeds from the share issue discussed in Note 7 to the Consolidated Financial Statements.

     Investment income for the quarter was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and we accrued investment income due to us of $0.0 million and $26.9 million as of March 31, 2005 and 2004, respectively, for which we have recognized $0.0 million and $0.5 million of investment income for the first quarter of 2005 and 2004, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $88.8 million and $123.9 million due to reinsurers as of March 31, 2005 and 2004, respectively, for which we recognized a reduction to gross investment income of $1.7 million and $2.2 million for the first quarter of 2005 and 2004, respectively. On a net basis, this reduction to investment income was $0.7 million for both the quarters ended March 31, 2005 and 2004, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% and 7.4% for the quarters ended March 31, 2005 and 2004, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be two years as of March 31, 2005 on a weighted average basis.

Back to Contents

Income Taxes

     PXRE recognized a tax benefit of $0.1 million in the first quarter of 2005 compared to a tax expense of $0.7 million in the comparable prior-year period.

Cumulative Adjustment

     The Company adopted the provisions of FIN 46 during the first quarter of 2004. The cumulative effect of this accounting pronouncement reduced net income for the first quarter of 2004 by $1.1 million but did not materially impact shareholders’ equity.

FINANCIAL CONDITION

Capital Resources

     The Company and PXRE Delaware rely primarily on dividend payments from PXRE Bermuda and PXRE Reinsurance, respectively, to pay operating expenses, meet debt service obligations and pay dividends. During the first quarter of 2005, PXRE Bermuda and PXRE Reinsurance did not pay dividends. Based on the statutory surplus as of December 31, 2004, the aggregate dividends that are available to be paid during 2005, without prior regulatory approval, by PXRE Bermuda and PXRE Reinsurance are $236.7 million and $22.5 million, respectively. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2005.

Liquidity

     The primary sources of liquidity for PXRE Bermuda and PXRE Reinsurance, our principal operating subsidiaries, are net cash flows from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims and, operating expenses, to the purchase of investments, and to payment of income taxes. Premiums are typically received in advance of related claim payments.

     Financings

     As of March 31, 2005, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	March 31, 2005

8.85% fixed rate due February 1, 2027	$102,641
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,076

Back to Contents

     Share Dividends and Book Value

     Dividends to common shareholders declared in the first quarter of 2005 and 2004 were $1.2 million and $0.8 million, respectively. The expected annual dividend based on common shares outstanding at March 31, 2005 is approximately $13.8 million. Book value per common share was $21.38 at March 31, 2005 after considering convertible preferred shares.

     The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. As of March 31, 2005, 6,337 convertible preferred shares were issued and outstanding. Dividends to preferred shareholders, paid in kind, amounted to $3.4 million during both the first quarter of 2005 and 2004. Dividends to preferred shareholders will be paid in cash commencing in the second quarter of 2005, following the first mandatory conversion date. The expected dividend to be paid on the convertible preferred shares during the remainder of 2005 is approximately $3.8 million.

     Cash Flows

     Net cash flows provided by operations were $13.2 million in the first quarter of 2005 compared to $29.3 million in the first quarter of 2004 primarily due to an increase in paid losses, mainly attributable to the 2004 Florida hurricanes, and purchases of trading portfolio securities denominated in foreign currencies to hedge foreign denominated loss reserves. Offsetting these decreases in operating cash flows were increases from premium collected as well as tax refunds.

     Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

     Net cash used by investing activities were $4.2 million in the first quarter of 2005 compared to $87.2 million in the first quarter of 2004. This decrease was primarily due to payable for securities in the first quarter of 2005, as well as a decrease in cash levels in the first quarter of 2004 used to purchase securities.

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

Back to Contents

     This asset/liability matching strategy is evidenced by the Company’s overall 2.1 year duration of its fixed income and short-term investments. Due to this relatively short duration portfolio, the Company does not believe realized losses resulting from selling securities before anticipated will have a material adverse impact on its financial position.

     PXRE has two letter of credit (LOC) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. Both facilities require the Company to provide collateral in the form of fixed maturity securities to the issuing bank as security for outstanding LOCs. The first is a $135.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is an uncommitted facility that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the second facility. The Company must transfer eligible assets to a collateral account prior to the bank’s issuing the LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral.

     Off-Balance Sheet Arrangements

     We do not have any material off-balance sheet arrangements. The commitments, contingencies and contractual obligations payments due by us have not materially changed during the first three months of 2005.

     Commitments, Contingencies and Contractual Obligations

     As noted under “–– Capital Resources” above, PXRE and PXRE Delaware expect to be able to meet their contractual obligations during 2005 with the dividend paying capacity of PXRE Bermuda and PXRE Reinsurance, respectively. PXRE Bermuda and PXRE Reinsurance expect to be able to meet their contractual obligations during 2005 with operating and investing cash flows.

     As of March 31, 2005, other commitments and pledged assets include (a) LOC’s of $39.8 million which are secured by cash and securities amounting to $87.9 million, (b) cash and securities amounting to $9.8 million which were on deposit with various state insurance departments and overseas banks in order to comply with insurance laws, (c) securities with a fair value of $61.7 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) a contingent liability amounting to $0.8 million under the Restated Employee Annual Incentive Bonus Plan, (f) commitments under the subordinated debt securities discussed above, and (g) commitment fees of $0.2 million per annum under a Letter of Credit Facility Agreement, dated June 25, 2004, and a related amendment thereto dated January 28, 2005 between PXRE Bermuda and Barclays Bank PLC.

     In connection with the capitalization of PXRE Lloyd’s Syndicate 1224, PXRE Reinsurance has on deposit $22.4 million par value of securities as collateral for Lloyd’s of London (“Lloyd’s”). Cash and invested assets held by PXRE Lloyd’s Syndicate 1224, amounting to $11.4 million at March 31, 2005, are restricted from being paid as a dividend until the run-off of our exited Lloyd’s business has been completed.

Back to Contents

     We entered into a joint venture agreement, dated June 2001 (the “JV Agreement”), with BF&M Properties Limited to form a Bermuda company, Barr’s Bay Properties Limited (“Barr’s Bay”). Barr’s Bay was formed to construct an office building in Hamilton, Bermuda, in which we have the option to lease office space for three consecutive five-year terms. We own 40% of the outstanding shares of Barr’s Bay. Pursuant to the JV Agreement, we agreed to lend up to $7.0 million to Barr’s Bay to finance the construction of the subject office building, $6.9 million of which has been advanced as of March 31, 2005. The loans are secured by a first mortgage on the property.

Investments

     As of March 31, 2005, our investment portfolio, at fair value, was allocated 72.0% in fixed maturity instruments, 15.7% in short-term investments, 11.8% in hedge funds and 0.5% in other investments.

     The following table summarizes our investments at March 31, 2005 and December 31, 2004 at carrying value:

	Analysis of Investments

	March 31, 2005		December 31, 2004

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$61,038	5.2%	$62,009	5.4%
Foreign denominated securities	29,653	2.5	15,483	1.3
United States government sponsored agency debentures	154,271	13.0	121,954	10.6
United States government sponsored agency mortgage-backed securities	138,609	11.7	99,911	8.7
Other mortgage and asset-backed securities	225,348	19.0	170,013	14.8
Obligations of states and political subdivisions	2,027	0.2	2,054	0.2
Corporate securities	241,560	20.4	245,857	21.4

Total fixed maturities	852,506	72.0	717,281	62.4
Short-term investments	185,837	15.7	296,318	25.8

Total fixed maturities and short-term investments	1,038,343	87.7	1,013,599	88.2
Hedge funds	140,064	11.8	129,118	11.2
Other invested assets	5,460	0.5	6,823	0.6

Total investment portfolio	$1,183,867	100.0%	$1,149,540	100.0%

     At March 31, 2005, 97.5% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” (strong) or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 35.1% of fixed maturities and short-term investments or 30.7% of our total investment portfolio based on fair value at March 31, 2005. The average yield to maturity on our fixed maturities portfolio, including short-term investments at March 31, 2005 and 2004 was 4.1% and 3.0%, respectively.

     Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At March 31, 2005, an after-tax unrealized loss of $10.8 million (a loss of 32 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

Back to Contents

     Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $185.8 million at March 31, 2005, compared to $296.3 million at December 31, 2004 reflecting the re-deployment of the proceeds of our share offering in the fourth quarter of 2004.

     A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At March 31, 2005, total hedge fund investments amounted to $140.1 million, representing 11.8% of the total investment portfolio. At December 31, 2004, total hedge fund investments amounted to $129.1 million, representing 11.2% of the total investment portfolio. For the three months ended March 31, 2005, our hedge funds yielded a return of 3.0% as compared to 2.7% in the three months ended March 31, 2004. At March 31, 2005, twenty one hedge fund investments with fair values ranging from $2.1 million to $17.5 million were administered by fifteen managers.

     As of March 31, 2005, our investment portfolio also included $5.5 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

     Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the three months ended March 31, 2005, included $4.4 million attributable to hedge funds and other investments.

     Our investments in hedge funds and other privately held securities should be viewed as exposing us to the risk of substantial losses, which we seek to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

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

Back to Contents

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

     Select Re has decided to explore a different strategic direction. Accordingly, as of September 30, 2004, Select Re and PXRE mutually agreed to terminate the Obligatory Quota Share Treaty and commute all outstanding liabilities under the Obligatory Quota Share Treaty and a number of other reinsurance agreements between PXRE and Select Re. During the quarter ended March 31, 2005, we commuted an additional ceded reinsurance contract with Select Re. As a result of the commutation, Select Re made a commutation payment to PXRE of $2.8 million, and the commutation resulted in underwriting expense of $0.7 million to PXRE during the quarter ended March 31, 2005.

     Following the commutations and as of March 31, 2005, only two expired excess of loss treaties remain in effect between PXRE and Select Re (the “Non-Commuted Contracts”). As of March 31, 2005, net assets of $27.0 million were due to us in the aggregate from Select Re with respect to the Non-Commuted Contracts. Select Re has deposited $28.5 million in various reinsurance trusts to secure its obligations under the Non-Commuted Contracts.

     Mr. William Michaelcheck is a member of the Board of Select Re and also one of its founding shareholders. Mr. Michaelcheck is also the President and a major shareholder of Mariner Investment Group, Inc. (“Mariner”), which acts as the investment manager for our hedge fund portfolio. During the three months ended March 31, 2005 and 2004, we incurred investment management fees of $0.3 million and $0.2 million, respectively, relating to services provided by Mariner.

     The Company’s Board of Directors reviews the various transactions with Select Re at each of its meetings. In addition, the Board of Directors requires the prior approval of the Company’s Chief Financial Officer for any transaction entered into with Select Re.

Subsidiary Reorganization

     We effected an internal reorganization of our subsidiaries on March 15, 2005. The purpose of the reorganization was to consolidate all of our non-Bermudian subsidiaries under a newly formed holding company established in Ireland, PXRE Ireland. PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda. In the reorganization, PXRE Barbados distributed all of the common shares of PXRE Delaware to PXRE Bermuda. PXRE Bermuda then contributed the common shares of PXRE Delaware and the common shares of PXRE Europe to PXRE Ireland. Following the reorganization, PXRE Barbados ceased writing any new reinsurance business and will be wound up in an orderly fashion.

Back to Contents

     PXRE Ireland is an Irish incorporated company established as a holding company and will co-ordinate the administration, finances and activities of any future non-Bermudian subsidiary companies. PXRE Ireland is governed by the Companies Acts 1963 to 2003. Under Irish law, PXRE Ireland is subject to tax on its worldwide income. The tax rate is a function of the nature of the income of PXRE Ireland. Income in respect of trading (active income) is subject to tax at the rate of 12.5%. Income arising in respect of investments (passive income) is subject to tax in Ireland at a rate of 25%. In relation to a company which acts as a holding company in Ireland, certain exemptions and reliefs are available in respect of gains produced by the disposal of qualifying subsidiaries and the receipt of dividend income from such subsidiaries.

     We believe that PXRE Ireland and PXRE Delaware will be entitled to the benefits provided by the income tax treaty between Ireland and the United States, which reduce the rate of withholding tax applicable to dividends paid by a U.S. corporation to an Irish shareholder from the generally applicable rate of 30% to 5%. If PXRE Delaware and/or PXRE Ireland were determined not to be eligible for these benefits and should PXRE Delaware pay dividends to PXRE Ireland, the consequent increase in withholding tax to the generally applicable 30% rate could have a material adverse effect on our financial condition and results of operation.

Update on Critical Accounting Policy Disclosures

     The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 contains a discussion concerning critical accounting policy disclosures (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2004 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimation of losses and loss expenses.

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

     In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the period. As an event matures, we rely more and more on our development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French storm Martin that occurred on December 27, 1999 presents an example of these potential uncertainties. Initially we based our reserves to a significant degree on industry estimates of the total loss, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at March 31, 2005 for this event was $67.1 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 114%.

Back to Contents

     A number of significant catastrophe losses occurred in the second half of 2004, including hurricanes Charley, Frances, Ivan and Jeanne, and the Asian Tsunami. Our reserve estimates are primarily based on reported losses, modeling, a detailed review of affected contracts and numerous discussions with our clients. The ultimate impact of losses from these 2004 events might therefore differ substantially from either our current aggregate loss estimates or our individual estimates for each event.

     In reserving for non-catastrophe losses from recent periods, we are required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes on an individual contract basis. We consider historical loss ratios for each line of business and utilize information provided by our clients and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes. As experience emerges, we will revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our indicated loss development patterns to estimate ultimate losses.

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

Back to Contents

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

     PXRE derives almost all of its business from reinsurance intermediaries. As a result, the ceding company reports claims to the intermediary and the intermediary in turn reports the data to all the reinsurers included in the underlying program. Controls in place require that certain claims must be approved by the underwriter or a member of senior management. The underwriter, based on his knowledge and judgment, may question the broker or ceding company if he did not expect a loss of a certain magnitude to impact a certain layer. Since many of PXRE’s losses are from events that are well known, such as large hurricanes and earthquakes, the underwriter may in fact expect losses to certain layers and therefore would not question the accuracy of such loss reports. If the underwriter does question the loss data, PXRE may perform audits at the underlying ceding company in order to determine the accuracy of the amounts ceded. PXRE’s risk management and underwriting systems provide a list of impacted or potentially impacted contracts by peril and by geographic zone. This assists PXRE in determining the completeness of losses, as it will contact intermediaries and the ceding companies for which it believes underlying contracts are impacted subsequent to an event to request information.

     Currently, PXRE does not have any backlog related to the processing of assumed reinsurance information. When a large loss occurs, the Company shifts personnel from various functions to assist the claims personnel in the processing and evaluation of claims data.

     Finally, PXRE records reserves for losses that have been incurred but not yet reported, which are generally referred to as IBNR reserves. The IBNR includes both losses from events which PXRE is not aware of and losses from events which PXRE is aware of but has not yet received reports from ceding companies.

     During the first quarter of 2005, we experienced net adverse development of $1.8 million for prior-year losses and loss expenses, consisting of $2.2 million of adverse development on catastrophe and risk excess segment and $0.4 million favorable development on our exited lines segment. The development in the catastrophe and risk excess segment was driven by greater than expected claims from the 2004 hurricanes, offset by less than expected claims on the Asian Tsunami and favorable development on other property losses. The incurred losses for the comparable period of 2004 was affected by net favorable development of $2.3 million for prior-year loss and loss expenses, $2.0 million of which was due to favorable loss development on our core catastrophe and risk excess segment.

Back to Contents

     Loss and loss expense liabilities as estimated by PXRE’s actuaries and recorded by management in the statement of financial position as of March 31, 2005 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$340,597	$285,457
Exited Lines	119,968	115,314

Total	$460,565	$400,771

     On an overall basis, the low and high ends of a range of reasonable net loss reserves are $33.4 million below and $35.4 million above the $400.8 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$254,317	$285,457	$318,969
Exited Lines	103,795	115,314	127,658

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

     For the first three months of 2005, the assumed premium estimate is $6.1 million, which is 5.9% of the total gross current underwriting year premium written of $103.1 million, excluding reinstatement premiums. The estimated premium receivable included in premiums receivable, excluding reinstatement premiums, was $25.3 million at March 31, 2005.

     We record an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets.

Back to Contents

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

Cautionary Statement Regarding Forward-Looking Statements

     This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by us or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the “SEC”), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as “intend,” “believe,” “anticipate,” or “expects” or variations of such words or similar expressions are based on current expectations, speak only as of the date hereof, and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, these forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

(i)	because of exposure to catastrophes, our financial results may vary significantly from period to period;

(ii)	we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;

(iii)	we operate in a highly competitive environment;

(iv)	reinsurance prices may decline, which could affect our profitability;

(v)	underwriting reinsurance includes the application of judgment, the assessment of probabilities and outcomes, and assumption of correlations, which are subject to inherent uncertainties;

Back to Contents

(vi)	reserving for losses includes significant estimates which are also subject to inherent uncertainties;

(vii)	a decline in the credit rating assigned to our claim-paying ability may impact our potential to write new or renewal business;

(viii)	a decline in our ratings may require us to transfer premiums retained by us into a beneficiary trust or may allow clients to terminate their contract with us;

(ix)	our investment portfolio is subject to market and credit risks which could result in a material adverse impact on our financial position or results;

(x)	because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us; and our reliance on reinsurance brokers exposes us to their credit risk;

(xi)	the impact of recently announced investigations of broker fee and placement arrangements could adversely impact our ability to write more business;

(xii)	we have exited the finite reinsurance business, but claims in respect of the business we wrote could have an adverse effect on our results of operations;

(xiii)	we may be adversely affected by foreign currency fluctuations;

(xiv)	retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms;

(xv)	the impairment of our ability to provide collateral to cedents could affect our ability to offer reinsurance in certain markets;

(xvi)	the reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong;

(xvii)	regulatory constraints may restrict our ability to operate our business;

(xviii)	contention by the United States Internal Revenue Service that we or our offshore subsidiaries are subject to U.S. taxation could result in a material adverse impact on our financial position or results; and

(xix)	changes in tax laws, tax treaties, tax rules and interpretations could result in a material adverse impact on our financial position or results.

     In addition to the factors outlined above that are directly related to our business, we are also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees. The factors listed above should not be construed as exhaustive.

Back to Contents

     We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     We have reviewed our exposure to market risks at March 31, 2005 and the changes in exposure since December 31, 2004. The principal market risks which we are exposed to, continue to be interest rate and credit risk.

     The composition of our fixed maturity portfolio did not change materially during the first quarter of 2005. There were no material changes in our exposure to market risks or our risk management strategy during the first quarter of 2005.

Item 4.	Controls and Procedures

     As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.	Defaults Upon Senior Securities.

     None.

Item 4.	Submission of Matters to a Vote of Security Holders.

     None.

Back to Contents

Item 5.	Other Information.

     None.

Item 6.	Exhibits.

a.	Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement, dated as of March 31, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares and Series C Convertible Preferred Shares (incorporated by reference to Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated March 31, 2005).
31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

PXRE GROUP LTD.

April 29, 2005	By:	/s/ John M. Modin
John M. Modin
Executive Vice President
and Chief Financial Officer