Form 10-Q
period 2005-06-30
PXRE GROUP LTD
filed 2005-07-29
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _______________

Commission File Number 1-15259

PXRE GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

PXRE House	P.O. Box HM 1282
110 Pitts Bay Road	Hamilton HM FX
Pembroke HM08	Bermuda
Bermuda	(Mailing address)
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

     As of July 26, 2005, 28,826,605 common shares, $1.00 par value per share, of the Registrant were outstanding.

Back to Contents

PXRE GROUP LTD.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2005 and 2004	4

Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		June 30,	December 31,
		2005	2004

		(Unaudited)

Assets	Investments:
	Fixed maturities:
	Available-for-sale (amortized cost $882,055 and $705,204, respectively)	$877,601	$701,798
	Trading (cost $28,134 and $13,725, respectively)	27,456	15,483
	Short-term investments	170,776	296,318
	Hedge funds (cost $130,377 and $86,549, respectively)	140,260	129,118
	Other invested assets (cost $4,730 and $5,663, respectively)	5,210	6,823

	Total investments	1,221,303	1,149,540
	Cash	16,369	15,668
	Accrued investment income	7,850	8,054
	Premiums receivable, net	90,926	93,116
	Other receivables	29,563	35,315
	Reinsurance recoverable on paid losses	7,228	8,003
	Reinsurance recoverable on unpaid losses	55,599	61,215
	Ceded unearned premiums	3,272	3,500
	Deferred acquisition costs	5,230	1,745
	Income tax recoverable	14,012	31,594
	Other assets	47,093	46,666

	Total assets	$1,498,445	$1,454,416

Liabilities	Losses and loss expenses	$418,756	$460,084
	Unearned premiums	29,929	15,952
	Subordinated debt	167,078	167,075
	Reinsurance balances payable	13,147	10,937
	Deposit liabilities	73,074	72,143
	Payable for securities	1,527	—
	Other liabilities	31,467	31,670

	Total liabilities	734,978	757,861

Shareholders’	Serial convertible preferred shares, $1.00 par value, $10,000 stated
Equity	value – 10 million shares authorized, 0.01 million and 0.02 million shares
	issued and outstanding, respectively	63,371	163,871
	Common shares, $1.00 par value – 50 million shares
	authorized, 28.8 million and 20.5 million shares issued and
	outstanding, respectively	28,813	20,469
	Additional paid-in capital	437,198	329,730
	Accumulated other comprehensive income net of deferred income
	tax benefit of $(1,085) and $(1,616), respectively	(6,202)	(4,855)
	Retained earnings	251,014	194,081
	Restricted shares at cost (0.5 million and 0.4 million shares, respectively)	(10,727)	(6,741)

	Total shareholders’ equity	763,467	696,555

	Total liabilities and shareholders’ equity	$1,498,445	$1,454,416

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Income and Comprehensive Income
Group Ltd.	(Dollars in thousands, except per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

			(Unaudited)

Revenues	Net premiums earned	$83,420	$69,565	$162,854	$138,517
	Net investment income	6,681	4,915	17,123	11,784
	Net realized investment (losses) gains	(225)	(38)	(332)	51
	Fee income	206	262	417	861

		90,082	74,704	180,062	151,213

Losses and	Losses and loss expenses incurred	25,125	18,077	69,563	36,216
Expenses	Commission and brokerage	9,789	10,214	19,067	19,386
	Operating expenses	10,471	9,868	19,848	22,488
	Foreign exchange (gains) losses	(1,414)	94	(816)	360
	Interest expense	3,612	3,455	7,222	7,130

		47,583	41,708	114,884	85,580

	Income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	42,499	32,996	65,178	65,633
	Income tax (benefit) provision	(1,008)	660	(1,072)	1,313

	Income before cumulative effect of accounting change and convertible preferred share dividends	43,507	32,336	66,250	64,320
	Cumulative effect of accounting change, net of $0.2 million tax benefit	—	—	—	(1,053)

	Net income before convertible preferred share dividends	$43,507	$32,336	$66,250	$63,267

	Convertible preferred share dividends	1,268	3,513	4,637	6,956

	Net income available to common shareholders	$42,239	$28,823	$61,613	$56,311

Comprehensive	Net income before convertible preferred share dividends	$43,507	$32,336	$66,250	$63,267
Income, Net	Net change in unrealized appreciation (depreciation) on
of Tax	investments	5,783	(15,107)	(1,564)	(9,550)
	Reclassification adjustments for losses included in net income	161	219	217	185

	Comprehensive income	$49,451	$17,448	$64,903	$53,902

Per Share	Basic:
	Income before cumulative effect of accounting change and convertible preferred share dividends	$1.54	$2.34	$2.73	$4.72
	Cumulative effect of accounting change	—	—	—	(0.08)
	Convertible preferred share dividends	(0.04)	(0.25)	(0.19)	(0.51)

	Net income available to common shareholders	$1.50	$2.09	$2.54	$4.13

	Average shares outstanding (000’s)	28,179	13,822	24,236	13,632

	Diluted:
	Net income before cumulative effect of accounting change	$1.30	$1.20	$2.00	$2.41
	Cumulative effect of accounting change	—	—	—	(0.04)

	Net income	$1.30	$1.20	$2.00	$2.37

	Average shares outstanding (000’s)	33,359	27,021	33,186	26,664

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

			(Unaudited)

Convertible	Balance at beginning of period	$63,371	$175,634	$163,871	$172,190
Preferred Shares	Conversion of convertible preferred shares	—	—	(103,869)	—
	Dividends to convertible preferred shareholders	—	3,513	3,369	6,957

	Balance at end of period	$63,371	$179,147	$63,371	$179,147

Common Shares	Balance at beginning of period	$28,646	$14,101	$20,469	$13,277
	Issuance of common shares, net	167	283	8,344	1,107

	Balance at end of period	$28,813	$14,384	$28,813	$14,384

Additional	Balance at beginning of period	$433,811	$209,717	$329,730	$192,078
Paid-in Capital	Issuance of common shares, net	3,137	4,334	106,850	21,217
	Tax effect of stock options exercised	250	652	618	1,408

	Balance at end of period	$437,198	$214,703	$437,198	$214,703

Accumulated	Balance at beginning of period	$(12,146)	$7,215	$(4,855)	$1,692
Other	Change in unrealized gains (losses)	5,944	(14,888)	(1,347)	(9,365)
Comprehensive
Income	Balance at end of period	$(6,202)	$(7,673)	$(6,202)	$(7,673)

Retained	Balance at beginning of period	$212,221	$215,322	$194,081	$188,670
Earnings	Net income before convertible preferred share dividends	43,507	32,336	66,250	63,267
	Dividends to convertible preferred shareholders	(1,268)	(3,513)	(4,637)	(6,957)
	Dividends to common shareholders	(3,446)	(848)	(4,680)	(1,683)

	Balance at end of period	$251,014	$243,297	$251,014	$243,297

Restricted Shares	Balance at beginning of period	$(11,304)	$(9,007)	$(6,741)	$(3,391)
	Issuance of restricted shares	(617)	(370)	(6,069)	(7,336)
	Amortization of restricted shares	1,194	723	2,083	2,073

	Balance at end of period	$(10,727)	$(8,654)	$(10,727)	$(8,654)

Total	Balance at beginning of period	$714,599	$612,982	$696,555	$564,516
Shareholders’	Conversion of convertible preferred shares	—	—	(103,869)	—
Equity	Issuance of common shares, net	3,304	4,618	115,194	22,325
	Restricted shares, net	577	352	(3,986)	(5,264)
	Unrealized appreciation (depreciation) on investments, net of deferred income tax	5,944	(14,888)	(1,347)	(9,365)
	Net income before convertible preferred share dividends	43,507	32,336	66,250	63,267
	Dividends to preferred shareholders	(1,268)	—	(1,268)	—
	Dividends to common shareholders	(3,446)	(848)	(4,680)	(1,683)
	Tax effect of stock options exercised	250	652	618	1,408

	Balance at end of period	$763,467	$635,204	$763,467	$635,204

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

			(Unaudited)

Cash Flow	Premiums collected, net of reinsurance	$71,568	$50,659	$181,459	$142,375
from Operating	Loss and loss adjustment expenses paid, net of reinsurance	(58,164)	(17,288)	(104,500)	(37,793)
Activities	Commission and brokerage received (paid), net of fee income	4,241	(18,171)	(14,463)	(25,702)
	Operating expenses paid	(6,593)	(8,597)	(17,538)	(21,693)
	Net investment income received	9,929	6,373	17,232	9,281
	Interest paid	(1,371)	(1,572)	(7,165)	(7,368)
	Income taxes recovered (paid)	11,283	(4,709)	18,469	(5,961)
	Trading portfolio purchased	(13)	—	(14,409)	—
	Deposit received (paid)	3,983	(3,043)	931	(7,818)
	Other	(927)	11,129	(984)	(1,294)

	Net cash provided by operating activities	33,936	14,781	59,032	44,027

Cash Flow	Fixed maturities available for sale purchased	(107,034)	(42,108)	(295,024)	(217,057)
from Investing	Fixed maturities available for sale disposed or matured	59,108	136,250	115,654	238,720
Activities	Hedge funds purchased	(9,536)	(5,000)	(114,888)	(5,000)
	Hedge funds disposed	9,698	1,005	108,503	6,033
	Other invested assets disposed	25	1,767	1,392	2,658
	Net change in short-term investments	15,061	(100,729)	125,542	(121,321)
	Receivable for securities	11,516	(5,297)	(344)	(5,273)
	Payable for securities	(20,389)	—	1,527	(18)

	Net cash used by investing activities	(41,551)	(14,112)	(57,638)	(101,258)

Cash Flow	Proceeds from issuance of common shares	2,693	4,360	5,822	15,742
from Financing	Cash dividends paid to common shareholders	(3,446)	(848)	(4,680)	(1,683)
Activities	Cash dividends paid to preferred shareholders	(1,268)	—	(1,268)	—
	Cost of shares repurchased	(6)	(263)	(567)	(906)

	Net cash (used) provided by financing activities	(2,027)	3,249	(693)	13,153

	Net change in cash	(9,642)	3,918	701	(44,078)
	Cash, beginning of period	26,011	17,812	15,668	65,808

	Cash, end of period	$16,369	$21,730	$16,369	$21,730

	Reconciliation of net income to net cash provided by operating activities:
	Net income before convertible preferred share dividends	$43,507	$32,336	$66,250	$63,267
	Adjustments to reconcile net income to net cash provided by operating activities:
	Losses and loss expenses	(41,809)	(8,211)	(41,328)	(22,166)
	Unearned premiums	(19,967)	(18,528)	14,205	2,044
	Deferred acquisition costs	1,567	337	(3,485)	303
	Receivables	20,922	(5,345)	8,286	2,316
	Reinsurance balances payable	(1,755)	(5,789)	2,210	(10,689)
	Reinsurance recoverable	8,770	8,998	6,391	20,588
	Income taxes	10,549	(4,037)	17,670	(4,647)
	Equity in earnings of limited partnerships	(135)	(1,261)	(4,538)	(4,685)
	Trading portfolio purchased	(13)	—	(14,409)	—
	Deposit liability	3,983	(3,043)	931	(7,818)
	Other	8,317	19,324	6,849	5,514

	Net cash provided by operating activities	$33,936	$14,781	$59,032	$44,027

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

2.  Significant Accounting Policies

     Basis of Presentation and Consolidation

          The consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, Inc., PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited and PXRE Holding (Ireland) Limited (“PXRE Ireland”). All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

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

     Share-Based Compensation

          At June 30, 2005, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans is reflected in net income, as the options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if PXRE had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” to share-based employee compensation.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

($000’s, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income before convertible preferred share dividends:
As reported	$43,507	$32,336	$66,250	$63,267
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	(357)	(363)	(614)	(1,333)

Pro-forma	$43,150	$31,973	$65,636	$61,934

Basic income per share:
As reported	$1.50	$2.09	$2.54	$4.13
Pro-forma	$1.49	$2.06	$2.52	$4.03
Diluted income per share:
As reported	$1.30	$1.20	$2.00	$2.37
Pro-forma	$1.29	$1.18	$1.98	$2.32

     Consolidation of Variable Interest Entities

          In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46R. The adoption of this statement, during the quarter ended March 31, 2004, resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s June 30, 2005 Consolidated Balance Sheet, while PXRE’s minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.” FIN 46 did not permit these changes be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed in the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in the Company’s Consolidated Statement of Income and Comprehensive Income during 2004. These repurchased securities are reflected in PXRE’s June 30, 2005 Consolidated Balance Sheet under the caption “Fixed maturities: Available-for-sale.”

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

3.  Underwriting

          Premiums written and earned for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)

($000’s)	2005	2004		2005	2004

Premiums written
Gross premiums written	$66,863	$52,914	26	$191,563	$160,317	19
Ceded premiums written	(3,409)	(1,690)	102	(14,503)	(19,381)	(25)

Net premiums written	$63,454	$51,224	24	$177,060	$140,936	26

Premiums earned
Gross premiums earned	$90,431	$80,078	13	$177,585	$162,234	9
Ceded premiums earned	(7,011)	(10,513)	(33)	(14,731)	(23,717)	(38)

Net premiums earned	$83,420	$69,565	20	$162,854	$138,517	18

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

4.      Investments

     The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of June 30, 2005:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$65,941	$(771)	$938	$(26)
United States government sponsored agency debentures	102,871	(839)	22,937	(612)
United States government sponsored agency mortgage-backed securities	115,421	(775)	5,954	(162)
Other mortgage and asset-backed securities	85,529	(1,009)	50,051	(1,489)
Obligations of states and political subdivisions	491	(8)	726	(10)
Corporate securities	118,666	(1,010)	130,221	(3,581)

Total temporarily impaired securities	$488,919	$(4,412)	$210,827	$(5,880)

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

5.      Earnings Per Share

     Reconciliations of income before cumulative effect of accounting change to earnings and shares, which affect basic and diluted earnings per share, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s, except per share data)	2005	2004	2005	2004

Net income available to common shareholders:
Income before cumulative effect of accounting change and convertible preferred share dividends	$43,507	$32,336	$66,250	$64,320
Cumulative effect of accounting change, net of tax	—	—	—	(1,053)

Net income before convertible preferred share dividends	43,507	32,336	66,250	63,267
Convertible preferred share dividends	(1,268)	(3,513)	(4,637)	(6,956)

Net income available to common shareholders	$42,239	$28,823	$61,613	$56,311

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	28,179	13,822	24,236	13,632
Equivalent shares of underlying options	263	394	319	471
Equivalent number of restricted shares	141	142	110	116
Equivalent number of convertible preferred shares	4,776	12,663	8,521	12,445

Weighted average common equivalent shares (diluted)	33,359	27,021	33,186	26,664

Per share amounts:
Basic:
Income before cumulative effect of accounting change and convertible preferred share dividends	$1.54	$2.34	$2.73	$4.72
Cumulative effect of accounting change	—	—	—	(0.08)
Convertible preferred share dividends	(0.04)	(0.25)	(0.19)	(0.51)

Net income available to common shareholders	$1.50	$2.09	$2.54	$4.13

Diluted:
Net income before cumulative effect of accounting change	$1.30	$1.20	$2.00	$2.41
Cumulative effect of accounting change	—	—	—	(0.04)

Net income	$1.30	$1.20	$2.00	$2.37

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

7.      Shareholders’ Equity

     As of June 30, 2005, the Company had the following equity securities outstanding: (i) 21.3 million common shares, (ii) 7.6 million convertible voting common shares, and (iii) 6,337 convertible preferred shares.

     On March 31, 2005, 5,840.6 Series A1 convertible voting preferred shares, 3,143.6 Series B1 convertible voting preferred shares and 1,393.6 Series C1 convertible voting preferred shares were mandatorily converted into 4.4 million class A convertible voting common shares, 2.4 million class B convertible voting common shares and 1.0 million class C convertible voting common shares, respectively. The conversion was effected based upon a conversion price of $13.27, which conversion price was agreed between the Company and holders of the Company’s convertible voting preferred shares pursuant to a letter agreement dated as of March 31, 2005. All the remaining convertible preferred shares mandatorily convert by April 4, 2008.

     Each convertible voting common share converts into 1 common share upon sale to a third party.

     The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. Commencing in the second quarter of 2005, the dividends paid on such convertible voting preferred shares are paid in cash, rather than in additional convertible voting preferred shares.

     Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price of $15.69, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the non-finite adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of June 30, 2005, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $36.2 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $13.26.

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

     The following tables summarize the net premiums written, net premiums earned and underwriting income (loss) by PXRE’s business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately disclosed where applicable.

Net Premiums Written
	Three Months Ended June 30,		Six Months Ended June 30,
($000’s)	2005	2004	2005	2004

Catastrophe and Risk Excess
International	$44,633	$30,654	$133,946	$113,840
North American	21,326	18,084	55,500	38,761
Excess of Loss Cessions	(2,548)	(257)	(11,725)	(15,278)

	63,411	48,481	177,721	137,323

Exited Lines
International	46	(2)	68	62
North American	(3)	2,745	(729)	3,551

	43	2,743	(661)	3,613

Total	$63,454	$51,224	$177,060	$140,936

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

Net Premiums Earned
	Three Months Ended June 30,		Six Months Ended June 30,
($000’s)	2005	2004	2005	2004

Catastrophe and Risk Excess
International	$63,721	$53,281	$128,649	$111,118
North American	25,310	21,553	46,962	39,741
Excess of Loss Cessions	(5,660)	(8,647)	(12,099)	(18,477)

	83,371	66,187	163,512	132,382

Exited Lines
International	47	(2)	71	63
North American	2	3,380	(729)	6,072

	49	3,378	(658)	6,135

Total	$83,420	$69,565	$162,854	$138,517

     Underwriting income (loss) includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, operating expenses, foreign exchange gains or losses, or interest expense.

Underwriting Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
($000’s)	2005	2004	2005	2004

Catastrophe and Risk Excess
International	$38,302	$36,890	$49,244	$73,400
North American	18,002	15,999	34,680	30,996
Excess of Loss Cessions	(6,218)	(9,661)	(7,719)	(19,132)

	50,086	43,228	76,205	85,264

Exited Lines
International	(222)	2,397	1,888	4,812
North American	(1,152)	(4,089)	(3,452)	(6,300)

	(1,374)	(1,692)	(1,564)	(1,488)

Total	$48,712	$41,536	$74,641	$83,776

     The following table reconciles the net underwriting income for the operating segments to income before income taxes, cumulative effect of accounting change and convertible preferred share dividends as reported in the Consolidated Statements of Income and Comprehensive Income.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

($000’s)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net underwriting income	$48,712	$41,536	$74,641	$83,776
Net investment income	6,681	4,915	17,123	11,784
Net realized investment (losses) gains	(225)	(38)	(332)	51
Operating expenses	(10,471)	(9,868)	(19,848)	(22,488)
Foreign exchange gains (losses)	1,414	(94)	816	(360)
Interest expense	(3,612)	(3,455)	(7,222)	(7,130)

Income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	$42,499	$32,996	$65,178	$65,633

9.      Subordinated Debt

     The Company has issued subordinated debt securities to separate special purpose trusts, which, in turn, issued trust preferred securities. The subordinated debt securities are as follows:

($000’s)	June 30, 2005	December 31, 2004

8.85% fixed rate due February 1, 2027	$102,643	$102,640
7.35% fixed/floating rate due May 15, 2033	18,042	18,042
9.75% fixed rate due May 23, 2033	15,464	15,464
7.70% fixed/floating rate due October 29, 2033	20,619	20,619
7.58% fixed/floating rate due September 30, 2033	10,310	10,310

	$167,078	$167,075

     The 8.85% fixed rate subordinated debt securities pay interest semi-annually and are redeemable by PXRE from February 1, 2007 at 104.180% declining to 100.418% at February 1, 2016, and at par thereafter.

     The 7.35% fixed/floating rate subordinated debt securities initially pay interest quarterly at a fixed rate of 7.35% through May 2008 and then at a floating rate of 3 month LIBOR plus 4.1% reset quarterly thereafter, and are redeemable by PXRE at par on or after May 15, 2008.

     The 9.75% fixed rate subordinated debt securities pay interest quarterly and are redeemable by PXRE from May 23, 2008 at 104.875% declining to 100.975% at May 23, 2013, and at par thereafter.

     The 7.70% fixed/floating rate subordinated debt securities initially pay interest quarterly at a rate of 7.70% through October 2008 and then at a floating rate of 3 month LIBOR plus 3.85% reset quarterly thereafter, and are redeemable by PXRE at par on or after October 29, 2008.

     The 7.58% fixed/floating rate subordinated debt initially pay interest quarterly at a rate of 7.58% through September 2008 and then at a floating rate of 3 month LIBOR plus 3.90% reset quarterly thereafter, and are redeemable by PXRE at par on or after September 30, 2008.

Back to Contents

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

     The components of net pension expense for these company-sponsored plans are as follows:

($000’s)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$—	$—	$—	$303
Interest cost	78	93	157	229
Expected return on assets	(70)	(109)	(141)	(212)
Amortization of prior service costs	—	—	—	68
Recognized net actuarial costs	34	—	69	—
Curtailment	—	—	—	(486)

Net periodic benefit cost (benefit)	$42	$(16)	$85	$(98)

     During the six months ended June 30, 2005, the Company made no contributions to its pension plans and expects no significant contributions during 2005.

Back to Contents

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Unless the context otherwise requires, references in this Form 10-Q to the “Company” refer to PXRE Group Ltd. a Bermuda holding company, while “PXRE”, “we”, “us” and “our” include PXRE Group Ltd. and its subsidiaries, which principally include PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions Inc. (“PXRE Solutions”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited and PXRE Holding (Ireland) Limited (“PXRE Ireland”). References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”). References to SAP refer to statutory accounting principles (“SAP”) in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

     The following is a discussion and analysis of PXRE’s results of operations for the three and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004, and also a discussion of our financial condition as of June 30, 2005. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview and Comparison of Second Quarter Results for 2005 with 2004

     PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written and underwriting income for the three month period ended June 30, 2005. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property catastrophe proportional, property risk excess and marine excess and aerospace excess and pro rata reinsurance products.

     For the quarter ended June 30, 2005, net income before convertible preferred share dividends was $43.5 million. This represented an increase of 35% compared to $32.3 million for the comparable period of 2004. This increase in net income was driven by a $13.9 million, or 20%, increase in net premiums earned during the quarter compared to the corresponding prior year period. Premium increases during the quarter were driven by new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 hurricanes and typhoons.

     Net income per diluted common share was $1.30 for the second quarter of 2005 compared to $1.20 for the second quarter of 2004, based on diluted average shares outstanding of approximately 33.4 million in the second quarter of 2005 and 27.0 million in the second quarter of 2004.

Back to Contents

     Premiums

     Gross and net premiums written for the second quarter of 2005 and 2004 were as follows:

($000’s)	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

	2005	2004

Gross premiums written	$66,863	$52,914	$13,949	26
Ceded premiums written	(3,409)	(1,690)	1,719	102

Net premiums written	$63,454	$51,224	$12,230	24

     Gross and net premiums earned for the second quarter of 2005 and 2004 were as follows:

($000’s)	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

	2005	2004

Gross premiums earned	$90,431	$80,078	$10,353	13
Ceded premiums earned	(7,011)	(10,513)	(3,502)	(33)

Net premiums earned	$83,420	$69,565	$13,855	20

     As noted above, the increase in both net premiums written and net premiums earned during the quarter were driven by new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 hurricanes and typhoons. A summary of our net premiums written and earned by business segment for the three months ended June 30, 2005 and 2004 is included in Note 8 to the Consolidated Financial Statements.

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

Back to Contents

     The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended June 30, 2005 and 2004, respectively:

(%)	Three Months Ended June 30,

	2005	2004

Loss ratio	30.1	26.0
Expense ratio	24.0	28.5

Combined ratio	54.1	54.5

Catastrophe and risk excess loss ratio	28.5	21.3

     Losses and Loss Expenses

     Losses and loss expenses incurred amounted to $25.1 million in the second quarter of 2005 compared to $18.1 million in the second quarter of 2004. Our loss ratio was 30.1% for the second quarter of 2005 as compared to 26.0% for comparable prior year period. The increase in losses and loss expenses incurred and our loss ratio was attributable primarily to greater than expected losses reported during the quarter with respect to the 2004 storms. There were no significant property catastrophe losses during the second quarter of 2005 or 2004.

     During the second quarter of 2005, we experienced net adverse development of $11.9 million for prior-year losses and loss expenses, consisting of $10.5 million of adverse development on our catastrophe and risk excess segment and $1.4 million of adverse development on our exited lines segment. The $10.5 million of prior-year catastrophe and risk excess losses were related to re-estimation of the 2004 storms following additional reports from cedents. Prior year losses in the exited lines segment were related to three large direct treaty claims reported during the quarter. During the second quarter of 2004, we experienced net unfavorable development of $1.7 million for prior-year loss and loss expenses due primarily to $2.6 million of unfavorable development on a 1999 catastrophe event after a cedent lost a court case contesting a claim.

     Underwriting Expenses

     The expense ratio was 24.0% for the second quarter of 2005 compared to 28.5% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 11.5% for the second quarter of 2005 compared with 14.3% for the second quarter of 2004. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 11.5% for the second quarter of 2005 compared with 13.4% for the second quarter of 2004, such ratio decrease being mainly attributable to a reduction in ceded excess earned premiums.

     The operating expense ratio was 12.5% for the three months ended June 30, 2005 compared with 14.2% for the comparable period of 2004. The decrease in the operating expense ratio can be attributed to the increase in net premiums earned. Other operating expenses increased $0.6 million, or 6%, to $10.5 million for the three months ended June 30, 2005 from $9.9 million in the comparable period of 2004 primarily due to various reporting and software costs.

Back to Contents

     Interest Expense

     Interest expense increased to $3.6 million for the three months ended June 30, 2005 from $3.5 million in the comparable period of 2004.

     Net Investment Income

     Net investment income for the second quarter of 2005 increased $1.8 million, or 36%, to $6.7 million from $4.9 million in the second quarter of 2004 primarily as a result of a $2.2 million increase in income from our fixed maturity and short-term investment portfolio and a $0.6 million decrease in investment charges offset by a decrease in income from hedge funds of $0.5 million and a decrease in income from other invested assets of $0.6 million. Investments in hedge funds produced a return of 0.1% for the second quarter of 2005 compared with 0.5% in the comparable prior-year period. The lower hedge fund return was earned on a larger invested asset base during 2005. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 3.6% during the second quarter of 2005, on an annualized basis, compared with 3.2% during the comparable prior-year period. In addition, average invested balances increased due to cash flow from operating and financing activities including proceeds from a share issuance of $98.2 million in the fourth quarter of 2004.

     Investment income for the quarter was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and we accrued investment income due to us of $0.0 million (as a result of commutations in the quarter ended September 30, 2004), and $27.3 million as of June 30, 2005 and 2004, respectively, for which we have recognized $0.0 million and $0.5 million of investment income for the second quarter of 2005 and 2004, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $87.2 million and $125.0 million due to reinsurers as of June 30, 2005 and 2004, respectively, for which we recognized a reduction to gross investment income of $1.7 million and $2.2 million for the second quarter of 2005 and 2004, respectively. On a net basis, this reduction to investment income was $1.0 million and $0.9 million for the quarters ended June 30, 2005 and 2004, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% and 7.4% for the quarters ended June 30, 2005 and 2004, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be one year as of June 30, 2005 on a weighted average basis.

Back to Contents

     Income Taxes

     PXRE recognized a tax benefit of $1.0 million in the second quarter of 2005 compared to a tax expense of $0.7 million in the comparable prior-year period.

Comparison of Year-to-Date Results for 2005 with 2004

     For the six months ended June 30, 2005, net income before convertible preferred share dividends was $66.3 million compared to $63.3 million for the comparable period of 2004. This increase in net income was driven by a $24.3 million, or 18%, increase in net premiums earned during the period compared to the corresponding prior year period, offset in part by $26.9 million in net losses incurred in connection with European Windstorm Erwin, which occurred in the first quarter of 2005, and greater than expected losses with respect to the 2004 storms. Premium increases during the period were driven by new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 hurricanes and typhoons.

     Net income per diluted common share was $2.00 for the first six months of 2005 compared to $2.37 for the first six months of 2004, based on diluted average shares outstanding of approximately 33.2 million in the first six months of 2005 and 26.7 million in the first six months of 2004.

     Premiums

     Gross and net premiums written for the six months ended June 30, 2005 and 2004 were as follows:

($000’s)	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

	2005	2004

Gross premiums written	$191,563	$160,317	$31,246	19
Ceded premiums written	(14,503)	(19,381)	(4,878)	(25)

Net premiums written	$177,060	$140,936	$36,124	26

     Gross and net premiums earned for the six month period ended June 30, 2005 and 2004 were as follows:

($000’s)	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

	2005	2004

Gross premiums earned	$177,585	$162,234	$15,351	9
Ceded premiums earned	(14,731)	(23,717)	(8,986)	(38)

Net premiums earned	$162,854	$138,517	$24,337	18

     The increase in both net premiums written and net premiums earned during the period were driven by new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 hurricanes and typhoons. A summary of our net premiums written and earned by business segment for the six months ended June 30, 2005 and 2004 is included in Note 8 to the Consolidated Financial Statements.

Back to Contents

     Ratios

     The following table summarizes the loss ratio, expense ratio and combined ratio for the six months ended June 30, 2005 and 2004, respectively:

(%)	Six Months Ended June 30,

	2005	2004

Loss ratio	42.7	26.2
Expense ratio	23.6	29.6

Combined ratio	66.3	55.8

Catastrophe and risk excess loss ratio	41.9	23.5

     Losses and Loss Expenses

     Losses and loss expenses incurred amounted to $69.6 million for the six month period ended June 30, 2005 compared to $36.2 million in the corresponding prior-year period. Our loss ratio was 42.7% for the first six months of 2005 as compared to 26.2% for the comparable prior-year period. The increase in losses and loss expenses incurred and our loss ratio was primarily driven by $26.9 million in net losses incurred in connection with European Windstorm Erwin, which occurred in the first quarter of 2005, and greater than expected losses with respect to the 2004 storms. Windstorm Erwin occurred in early January 2005 and caused extensive damage across Northern Europe, most notably in Denmark and Sweden. There were no significant property catastrophe losses during the six months ended June 30, 2004.

     During the first six months of 2005, we experienced net adverse development of $13.7 million for prior-year losses and loss expenses, consisting of $12.7 million of adverse development on our catastrophe and risk excess segment and $1.0 million of adverse development on our exited lines segment. The $12.7 million of prior year development in the catastrophe and risk excess segment was related to the 2004 storms. During the first six months of 2004, we experienced net favorable development of $0.6 million for prior-year loss and loss expenses all attributable to our exited lines segment.

     Underwriting Expenses

     The expense ratio was 23.6% for the first six months of 2005 compared to 29.6% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 11.5% for the first six months of 2005 compared with 13.4% for the first six months of 2004. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 11.5% for the first six months of 2005 compared with 12.1% for the first six months of 2004, such ratio decrease being mainly attributable to a reduction in ceded excess earned premiums.

     The operating expense ratio was 12.1% for the six months ended June 30, 2005 compared with 16.2% for the comparable period of 2004. Other operating expenses decreased $2.6 million, or 12%, to $19.8 million for the six months ended June 30, 2005 from $22.5 million in the comparable period of 2004. During the first six months of 2004, we incurred several charges that totaled $2.6 million related to a 10% reduction in personnel, the curtailment of the Company’s retirement plans and termination of the Company’s prior annual bonus plan.

Back to Contents

     Interest Expense

     Interest expense increased to $7.2 million for the six months ended June 30, 2005 from $7.1 million in the comparable period of 2004.

     Net Investment Income

     Net investment income for the six month period ended June 30, 2005 increased $5.3 million, or 45%, to $17.1 million from $11.8 million in the comparable prior-year period primarily as a result of a $3.8 million increase in income from our fixed maturity and short-term investment portfolio and a $1.3 million decrease in investment charges. Investment income related to our hedge fund portfolio increased to $4.2 million in the six month period ended June 30, 2005 from $3.8 million in the comparable prior-year period as investments in hedge funds produced a return of 3.1% for the first six months of 2005 compared with 3.2% in the comparable prior-year period. The increased hedge fund return was earned on a larger invested asset base during 2005. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 3.5% during the first six months of 2005, on an annualized basis, compared with 3.3% during the comparable prior-year period. In addition, average invested balances increased due to cash flow from operating and financing activities including proceeds from a share issuance of $98.2 million in the fourth quarter of 2004.

     Investment income for the first six months of 2005 was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent. On assumed reinsurance contracts, cedents held premiums and we accrued investment income due to us of $0.0 million, (as a result of commutations in the quarter ended September 30, 2004), and $27.3 million as of June 30, 2005 and 2004, respectively, for which we have recognized $0.0 million and $0.9 million of investment income for the first six months of 2005 and 2004, respectively. On ceded reinsurance contracts, we held premiums and accrued investment income of $87.2 million and $125.0 million due to reinsurers as of June 30, 2005 and 2004, respectively, for which we recognized a reduction to gross investment income of $3.4 million and $4.4 million for the first six months of 2005 and 2004, respectively. On a net basis, this reduction to investment income was $1.7 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% and 7.3% for the six months ended June 30, 2005 and 2004, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be one year as of June 30, 2005 on a weighted average basis.

Back to Contents

     Income Taxes

     PXRE recognized a tax benefit of $1.1 million in the six month period ended June 30, 2005 compared to a tax expense of $1.3 million in the comparable prior-year period.

     Cumulative Adjustment

     The Company adopted the provisions of FIN 46R during the first quarter of 2004. The cumulative effect of this accounting pronouncement reduced net income for the six months ended June 30, 2004 by $1.1 million but did not materially impact shareholders’ equity.

FINANCIAL CONDITION

     Capital Resources

     The Company and PXRE Delaware rely primarily on dividend payments from PXRE Bermuda and PXRE Reinsurance, respectively, to pay operating expenses, meet debt service obligations and pay dividends. During the six month period ended June 30, 2005, PXRE Bermuda and PXRE Reinsurance did not pay dividends. Based on the statutory surplus as of December 31, 2004, the aggregate dividends that are available to be paid during 2005, without prior regulatory approval, by PXRE Bermuda and PXRE Reinsurance, are $236.7 million and $22.5 million, respectively. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2005.

     Liquidity

     The primary sources of liquidity for PXRE Bermuda and PXRE Reinsurance, our principal operating subsidiaries, are net cash flows from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims and operating expenses, to the purchase of investments, and to payment of income taxes. Premiums are typically received in advance of related claim payments.

     Financings

     As of June 30, 2005, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	June 30, 2005

8.85% fixed rate due February 1, 2027	$102,643
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,078

Back to Contents

     Share Dividends and Book Value

     Dividends to common shareholders declared in the second quarter of 2005 and 2004 were $3.4 million and $0.8 million, respectively. The expected annual dividend based on common shares outstanding at June 30, 2005 is approximately $13.8 million. Book value per common share was $22.73 at June 30, 2005 after considering convertible preferred shares.

     The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. As of June 30, 2005, 6,337 convertible preferred shares were issued and outstanding. Dividends to preferred shareholders in the amount of $1.3 million were paid in cash commencing in the second quarter of 2005, following the first mandatory conversion date. Dividends to preferred shareholders, paid in kind, amounted to $3.5 million during the second quarter of 2004. The expected dividend to be paid on the convertible preferred shares during the remainder of 2005 is approximately $2.5 million.

     Cash Flows

     Net cash flows provided by operations were $33.9 million in the second quarter of 2005 compared to $14.8 million in the second quarter of 2004 primarily due to increases from premium collected as well as tax refunds. Offsetting these increases in operating cash flows was an increase in paid losses, mainly attributable to the 2004 Florida hurricanes.

     Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

     Net cash used by investing activities were $41.6 million in the second quarter of 2005 compared to $14.1 million in the second quarter of 2004. This increase was primarily due to investment of increased cash flows from operations as well as an increased payable for securities in the second quarter of 2005.

     The Company is subject to large losses, including natural perils such as hurricanes and earthquakes. Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts. A portion of the invested assets is notionally allocated to a Contingent Catastrophe Portfolio. The guidelines of this portfolio are designed in such a manner that securities are available to pay claims from a potential loss. For example, the securities, which are of high credit quality, have a duration that approximates the duration of the cash outflows of past large losses incurred by PXRE. The purpose of the Contingent Catastrophe Portfolio is to maintain a pool of assets whose underlying durations and maturities approximate that of the potential future cash outflows. Should an event actually occur, the Company may dedicate assets, including cash equivalents and other short-term investments, in such a manner that cash is always on hand to pay claims.

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

     Off-Balance Sheet Arrangements

     We do not have any material off-balance sheet arrangements. The commitments, contingencies and contractual obligations payments due by us have not materially changed during the first six months of 2005.

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

     As of June 30, 2005, other commitments and pledged assets include (a) LOC’s of $36.2 million which are secured by cash and securities amounting to $82.0 million, (b) cash and securities amounting to $9.7 million which were on deposit with various state insurance departments and overseas banks in order to comply with insurance laws, (c) securities with a fair value of $65.4 million deposited in a trust for the benefit of a cedent in connection with certain assumed reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) a contingent liability amounting to $0.5 million under the Restated Employee Annual Incentive Bonus Plan, (f) commitments under the subordinated debt securities discussed above, and (g) commitment fees of $0.2 million per annum under a Letter of Credit Facility Agreement, dated June 25, 2004, and a related amendment thereto dated January 28, 2005 between PXRE Bermuda and Barclays Bank PLC.

     In connection with the capitalization of PXRE Lloyd’s Syndicate 1224, PXRE Reinsurance has on deposit $22.4 million par value of securities as collateral for Lloyd’s of London (“Lloyd’s”). Cash and invested assets held by PXRE Lloyd’s Syndicate 1224, amounting to $9.9 million at June 30, 2005, are restricted from being paid as a dividend until the run-off of our exited Lloyd’s business has been completed.

Back to Contents

Investments

     As of June 30, 2005, our investment portfolio, at fair value, was allocated 74.1% in fixed maturity instruments, 14.0% in short-term investments, 11.5% in hedge funds and 0.4% in other investments.

     The following table summarizes our investments at June 30, 2005 and December 31, 2004 at carrying value:

	Analysis of Investments

	June 30, 2005		December 31, 2004

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$71,897	5.9%	$62,009	5.4%
Foreign denominated securities	27,456	2.3	15,483	1.3
United States government sponsored agency debentures	161,768	13.2	121,954	10.6
United States government sponsored agency mortgage-backed securities	133,539	10.9	99,911	8.7
Other mortgage and asset-backed securities	221,627	18.2	170,013	14.8
Obligations of states and political subdivisions	1,719	0.1	2,054	0.2
Corporate securities	287,051	23.5	245,857	21.4

Total fixed maturities	905,057	74.1	717,281	62.4
Short-term investments	170,776	14.0	296,318	25.8

Total fixed maturities and short-term investments	1,075,833	88.1	1,013,599	88.2
Hedge funds	140,260	11.5	129,118	11.2
Other invested assets	5,210	0.4	6,823	0.6

Total investment portfolio	$1,221,303	100.0%	$1,149,540	100.0%

     At June 30, 2005, 97.5% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” (strong) or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 33.0% of fixed maturities and short-term investments or 29.1% of our total investment portfolio based on fair value at June 30, 2005. The average yield to maturity on our fixed maturities portfolio, including short-term investments at June 30, 2005 and 2004 was 4.0% and 3.3%, respectively.

     Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At June 30, 2005, an after-tax unrealized gain of $4.9 million (a gain of 15 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

     Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $170.8 million at June 30, 2005, compared to $296.3 million at December 31, 2004 reflecting the re-deployment of the proceeds of our share offering in the fourth quarter of 2004.

Back to Contents

     A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At June 30, 2005, total hedge fund investments amounted to $140.3 million, representing 11.5% of the total investment portfolio. At December 31, 2004, total hedge fund investments amounted to $129.1 million, representing 11.2% of the total investment portfolio. For the six months ended June 30, 2005, our hedge funds yielded a return of 3.1% as compared to 3.2% in the six months ended June 30, 2004. At June 30, 2005, twenty hedge fund investments with fair values ranging from $2.1 million to $17.6 million were administered by fifteen managers.

     As of June 30, 2005, our investment portfolio also included $5.2 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

     Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the six months ended June 30, 2005, included $4.0 million attributable to hedge funds and other investments.

     Our investments in hedge funds and other privately held securities should be viewed as exposing us to the risk of substantial losses. We seek to reduce such risk within our hedge fund portfolio through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

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

Update on Critical Accounting Policy Disclosures

     The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 contains a discussion concerning critical accounting policy disclosures (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policy Disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2004 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimation of losses and loss expenses.

Back to Contents

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

     In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the period. As an event matures, we rely more and more on our development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French storm Martin that occurred on December 27, 1999 presents an example of these potential uncertainties. Initially we based our reserves to a significant degree on industry estimates of the total loss, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate at June 30, 2005 for this event was $65.5 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 109%.

     A number of significant catastrophe losses occurred in the second half of 2004, including hurricanes Charley, Frances, Ivan and Jeanne, the Asian Tsunami, and Typhoon Songda. Our reserve estimates are primarily based on reported losses, modeling, a detailed review of affected contracts and numerous discussions with our clients. The ultimate impact of losses from these 2004 events might therefore differ substantially from either our current aggregate loss estimates or our individual estimates for each event.

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

Back to Contents

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

Back to Contents

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

     During the second quarter of 2005, we experienced net adverse development of $11.9 million for prior-year losses and loss expenses, consisting of $10.5 million of adverse development on our catastrophe and risk excess segment and $1.4 million of adverse development on our exited lines segment. The $10.5 million of prior-year catastrophe and risk excess losses were related to re-estimation of the 2004 storms following additional reports from cedents. Prior year losses in the exited lines segment were related to three large direct treaty claims reported during the quarter. During the second quarter of 2004, we experienced net unfavorable development of $1.7 million for prior-year loss and loss expenses due primarily to $2.6 million of unfavorable development on a 1999 catastrophe event after a cedent lost a court case contesting a claim.

     Loss and loss expense liabilities as of June 30, 2005 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$303,934	$253,045
Exited Lines	114,822	110,112

Total	$418,756	$363,157

     On an overall basis, the low and high ends of a range of reasonable net loss reserves are $29.7 million below and $31.5 million above the $363.2 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$225,685	$253,045	$282,465
Exited Lines	99,154	110,112	121,856

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

Back to Contents

     For the first six months of 2005, the assumed premium estimate is $10.6 million, which is 6.6% of the total gross current underwriting year premium written of $161.3 million, excluding reinstatement premiums. The estimated premium receivable included in premiums receivable, excluding reinstatement premiums, was $25.0 million at June 30, 2005.

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

Cautionary Statement Regarding Forward-Looking Statements

     This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by us or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the “SEC”), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as “intend,” “believe,” “anticipate,” or “expects” or variations of such words or similar expressions are based on current expectations, speak only as of the date thereof, and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, the forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

Back to Contents

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

Back to Contents

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

     We have reviewed our exposure to market risks at June 30, 2005 and the changes in exposure since December 31, 2004. The principal market risks which we are exposed to, continue to be interest rate and credit risk.

     The composition of our fixed maturity portfolio did not change materially during the second quarter of 2005. There were no material changes in our exposure to market risks or our risk management strategy during the second quarter of 2005.

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

Back to Contents

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.      Defaults Upon Senior Securities.

     None.

Item 4.      Submission of Matters to a Vote of Security Holders.

     At the Company’s Annual General Meeting of Shareholders held on April 26, 2005, the Company’s shareholders approved the following:

(i)	The election of two Class I directors to serve until the 2008 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

Nominee	Votes For	Votes Withheld
Wendy Luscombe	14,057,606	454,045
Jeffrey L. Radke	13,768,158	743,493

(ii)	The appointment of KPMG as PXRE’s independent auditors for the fiscal year ending December 31, 2005, and referral to the Board of the determination of their remuneration by the vote of 25,320,356 votes for, 32,332 votes against, and 0 votes abstaining;

(iii)	The adoption of various amendments to the Company’s Bye-Laws by the vote of 24,592,374 votes for, 727,235 votes against and 0 votes abstaining.

Item 5.      Other Information.

     None.

Back to Contents

Item 6.      Exhibits.

     a.      Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement, dated as of June 20, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares, Series C Convertible Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated June 20, 2005).
10.2	Employment Agreement, dated June 23, 2005, by and between PXRE Group Ltd. and Jeffrey L. Radke (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated June 23, 2005).
31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

     PXRE GROUP LTD.

July 29, 2005	By:	/s/ John M. Modin
John M. Modin
Executive Vice President
and Chief Financial Officer