Form 10-Q
period 2005-09-30
PXRE GROUP LTD
filed 2005-10-28
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number 1-15259

PXRE GROUP LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	98-0214719 (IRS Employer Identification Number)

PXRE House, 110 Pitts Bay Road, Pembroke HM08, Bermuda (Address, including zip code, of principal executive offices)	P.O. Box HM 1282 Hamilton HM FX Bermuda (Mailing address)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of October 26, 2005, 38,244,583 common shares and convertible common shares, $1.00 par value per share, of the Registrant were outstanding.

Back to Contents

PXRE GROUP LTD.

Back to Contents

PXRE Group Ltd.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Investments:
Fixed maturities:
Available-for-sale (amortized cost $923,560 and $705,204, respectively)	$910,967	$701,798
Trading (cost $28,225 and $13,725, respectively)	27,667	15,483
Short-term investments	174,226	296,318
Hedge funds (cost $129,027 and $ 86,549, respectively)	144,671	129,118
Other invested assets (cost $4,177 and $5,663, respectively)	4,433	6,823

Total investments	1,261,964	1,149,540
Cash	18,010	15,668
Accrued investment income	9,621	8,054
Premiums receivable, net	188,170	93,116
Other receivables	11,161	35,315
Reinsurance recoverable on paid losses	6,281	8,003
Reinsurance recoverable on unpaid losses	271,956	61,215
Ceded unearned premiums	2,061	3,500
Deferred acquisition costs	7,736	1,745
Income tax recoverable	47,833	31,594
Other assets	46,801	46,666

Total assets	$1,871,594	$1,454,416

LIABILITIES
Losses and loss expenses	$985,441	$460,084
Unearned premiums	59,182	15,952
Subordinated debt	167,080	167,075
Reinsurance balances payable	121,486	10,937
Deposit liabilities	70,330	72,143
Other liabilities	28,116	31,670

Total liabilities	1,431,635	757,861

SHAREHOLDERS' EQUITY
Serial convertible preferred shares, $1.00 par value, $10,000 stated
value – 10 million shares authorized, 0.01 million and 0.02 million shares
issued and outstanding, respectively	58,132	163,871
Common shares, $1.00 par value – 50 million shares authorized,
29.4 million and 20.5 million shares issued and outstanding, respectively	29,395	20,469
Additional paid-in capital	445,425	329,730
Accumulated other comprehensive loss net of deferred income
tax benefit of $1,932 and $1,616, respectively	(12,269)	(4,855)
(Accumulated deficit)/retained earnings	(71,041)	194,081
Restricted shares at cost (0.5 million and 0.4 million shares, respectively)	(9,683)	(6,741)

Total shareholders' equity	439,959	696,555

Total liabilities and shareholders' equity	$1,871,594	$1,454,416

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues
Net premiums earned	$68,817	$89,799	$231,671	$228,316
Net investment income	13,526	5,157	30,649	16,941
Net realized investment (losses) gains	(34)	(40)	(366)	11
Fee income	353	695	770	1,556

	82,662	95,611	262,724	246,824

Losses and Expenses
Losses and loss expenses incurred	408,958	156,335	478,521	192,551
Commission and brokerage	12,945	8,900	32,012	28,286
Operating expenses	7,255	8,272	27,103	30,760
Foreign exchange gains	(237)	(382)	(1,053)	(22)
Interest expense	3,615	3,817	10,837	10,947

	432,536	176,942	547,420	262,522

Loss before income taxes, cumulative effect of accounting change and convertible preferred share dividends	(349,874)	(81,331)	(284,696)	(15,698)
Income tax benefit	(32,531)	(8,157)	(33,603)	(6,844)

Loss before cumulative effect of accounting change and convertible preferred share dividends	(317,343)	(73,174)	(251,093)	(8,854)
Cumulative effect of accounting change, net of $0.2 million tax benefit	—	—	—	(1,053)

Net loss before convertible preferred share dividends	$(317,343)	$(73,174)	$(251,093)	$(9,907)

Convertible preferred share dividends	1,241	3,583	5,878	10,540

Net loss to common shareholders	$(318,584)	$(76,757)	$(256,971)	$(20,447)

Comprehensive Operations, Net of Tax
Net loss before convertible preferred share dividends	$(317,343)	$(73,174)	$(251,093)	$(9,907)
Net change in unrealized (depreciation) appreciation on investments	(6,062)	6,597	(7,626)	(2,952)
Reclassification adjustments for (gains) losses included in net loss	(5)	(41)	212	143

Comprehensive loss	$(323,410)	$(66,618)	$(258,507)	$(12,716)

Per Share
Basic:
Loss before cumulative effect of accounting change and convertible preferred share dividends	$(11.13)	$(5.22)	$(9.79)	$(0.64)
Cumulative effect of accounting change	—	—	—	(0.08)
Convertible preferred share dividends	(0.04)	(0.26)	(0.23)	(0.77)

Net loss to common shareholders	$(11.17)	$(5.48)	$(10.02)	$(1.49)

Average shares outstanding (000's)	28,529	13,995	25,649	13,753

Diluted:
Net loss before cumulative effect of accounting change	$(11.17)	$(5.48)	$(10.02)	$(1.41)
Cumulative effect of accounting change	—	—	—	(0.08)

Net loss	$(11.17)	$(5.48)	$(10.02)	$(1.49)

Average shares outstanding (000's)	28,529	13,995	25,649	13,753

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Unaudited)
Convertible Preferred Shares
Balance at beginning of period	$63,371	$179,147	$163,871	$172,190
Conversion of convertible preferred shares	(5,239)	—	(109,108)	—
Dividends to convertible preferred shareholders	—	3,583	3,369	10,540

Balance at end of period	$58,132	$182,730	$58,132	$182,730

Common Shares
Balance at beginning of period	$28,813	$14,384	$20,469	$13,277
Issuance of common shares, net	582	42	8,926	1,149

Balance at end of period	$29,395	$14,426	$29,395	$14,426

Additional Paid-in Capital
Balance at beginning of period	$437,198	$214,703	$329,730	$192,078
Issuance of common shares, net	7,781	615	114,631	21,832
Tax effect of stock options exercised	446	16	1,064	1,424

Balance at end of period	$445,425	$215,334	$445,425	$215,334

Accumulated Other Comprehensive Income
Balance at beginning of period	$(6,202)	$(7,673)	$(4,855)	$1,692
Change in unrealized (losses) gains	(6,067)	6,556	(7,414)	(2,809)

Balance at end of period	$(12,269)	$(1,117)	$(12,269)	$(1,117)

(Accumulated Deficit) / Retained Earnings
Balance at beginning of period	$251,014	$243,297	$194,081	$188,670
Net loss before convertible preferred share dividends	(317,343)	(73,174)	(251,093)	(9,907)
Dividends to convertible preferred shareholders	(1,241)	(3,583)	(5,878)	(10,540)
Dividends to common shareholders	(3,471)	(867)	(8,151)	(2,550)

Balance at end of period	$(71,041)	$165,673	$(71,041)	$165,673

Restricted Shares
Balance at beginning of period	$(10,727)	$(8,654)	$(6,741)	$(3,391)
Issuance of restricted shares	—	—	(6,069)	(7,336)
Amortization of restricted shares	1,044	854	3,127	2,927

Balance at end of period	$(9,683)	$(7,800)	$(9,683)	$(7,800)

Total Shareholders' Equity
Balance at beginning of period	$763,467	$635,204	$696,555	$564,516
Conversion of convertible preferred shares	(5,239)	—	(109,108)	—
Issuance of common shares, net	8,363	657	123,557	22,981
Restricted shares, net	1,044	854	(2,942)	(4,409)
Unrealized (depreciation) appreciation on investments, net of deferred income tax	(6,067)	6,556	(7,414)	(2,809)
Net loss before convertible preferred share dividends	(317,343)	(73,174)	(251,093)	(9,907)
Dividends to preferred shareholders	(1,241)	—	(2,509)	—
Dividends to common shareholders	(3,471)	(867)	(8,151)	(2,550)
Tax effect of stock options exercised	446	16	1,064	1,424

Balance at end of period	$439,959	$569,246	$439,959	$569,246

The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Cash Flow from Operating Activities
Premiums collected, net of reinsurance	$110,376	$73,662	$291,835	$216,037
Loss and loss adjustment expenses paid, net of reinsurance	(57,683)	(27,310)	(162,183)	(65,103)
Commission and brokerage received (paid), net of fee income	353	(25,686)	(14,110)	(51,388)
Operating expenses paid	(7,157)	(8,951)	(24,695)	(30,644)
Net investment income received	6,731	3,516	23,963	12,798
Interest paid	(5,799)	(5,978)	(12,964)	(13,346)
Income taxes recovered (paid)	3	(132)	18,472	(6,093)
Trading portfolio purchased	(3,276)	—	(17,685)	—
Trading portfolio disposed	3,369	6,965	3,369	6,965
Deposit (paid) received	(2,744)	2,373	(1,813)	(5,445)
Other	3,840	18,640	2,856	17,346

Net cash provided by operating activities	48,013	37,099	107,045	81,127

Cash Flow from Investing Activities
Fixed maturities available for sale purchased	(77,912)	(133,889)	(372,936)	(350,946)
Fixed maturities available for sale disposed or matured	35,362	58,133	151,016	296,853
Hedge funds purchased	(5,000)	(8,123)	(119,888)	(13,123)
Hedge funds disposed	6,546	4,127	115,049	10,160
Other invested assets disposed	852	1,425	2,244	4,083
Net change in short-term investments	(3,450)	44,199	122,092	(77,122)
Receivable for securities	344	(3,497)	—	(8,770)
Payable for securities	(1,527)	48	—	30

Net cash used by investing activities	(44,785)	(37,577)	(102,423)	(138,835)

Cash Flow from Financing Activities
Proceeds from issuance of common shares	3,125	690	8,947	16,432
Cash dividends paid to common shareholders	(3,471)	(866)	(8,151)	(2,550)
Cash dividends paid to preferred shareholders	(1,241)	—	(2,509)	—
Cost of shares repurchased	—	(32)	(567)	(938)

Net cash (used) provided by financing activities	(1,587)	(208)	(2,280)	12,944

Net change in cash	1,641	(686)	2,342	(44,764)
Cash, beginning of period	16,369	21,730	15,668	65,808

Cash, end of period	$18,010	$21,044	$18,010	$21,044

Reconciliation of net loss to net cash provided by operating activities:
Net loss before convertible preferred share dividends	$(317,343)	$(73,174)	$(251,093)	$(9,907)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Losses and loss expenses	566,685	89,032	525,357	66,866
Unearned premiums	30,465	22,836	44,670	24,880
Deferred acquisition costs	(2,506)	(2,170)	(5,991)	(1,867)
Receivables	(79,186)	(19,373)	(70,900)	(17,057)
Reinsurance balances payable	108,339	(15,884)	110,549	(26,573)
Reinsurance recoverable	(215,411)	63,050	(209,020)	83,638
Income taxes	(32,528)	(8,286)	(14,858)	(12,933)
Equity in earnings of limited partnerships	(6,030)	(1,328)	(10,568)	(6,013)
Trading portfolio purchased	(3,276)	—	(17,685)	—
Trading portfolio disposed	3,369	6,965	3,369	6,965
Deposit liability	(2,744)	2,373	(1,813)	(5,445)
Receivable on commutation	—	(23,054)	—	(23,054)
Other	(1,821)	(3,888)	5,028	1,627

Net cash provided by operating activities	$48,013	$37,099	$107,045	$81,127

The accompanying notes are an integral part of these statements.

Back to Contents

1.	Organization

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

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, Inc., PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited, PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”). All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

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

Share-Based Compensation

At September 30, 2005, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans is reflected in net loss, as the options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options granted over their remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates the effects on net loss and loss per share for PXRE’s net income and earnings per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three and nine months ended September 30, 2005 and 2004 :

($000’s, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss before convertible preferred share
dividends:
As reported	$(317,343)	$(73,174)	$(251,093)	$(9,907)
Deduct:
Total share-based compensation expense
determined under fair value based method,
net of related tax effects	(311)	(393)	(926)	(1,726)

Pro-forma	$(317,654)	$(73,567)	$(252,019)	$(11,633)

Basic loss per share:
As reported	$(11.17)	$(5.48)	$(10.02)	$(1.49)
Pro-forma	$(11.18)	$(5.51)	$(10.05)	$(1.61)
Diluted loss per share:
As reported	$(11.17)	$(5.48)	$(10.02)	$(1.49)
Pro-forma	$(11.18)	$(5.51)	$(10.05)	$(1.61)

 In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. The Company plans to adopt the provisions of the SFAS 123R in the first quarter of 2006.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3	Underwriting

Premiums written and earned for the three and nine months ended September 30, 2005 and 2004 are as follows:

($000’s)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)

Premiums written
Gross premiums written	$236,146	$125,529	88	$427,708	$285,847	50
Ceded premiums written	(136,865)	(12,938)	N/M	(151,368)	(32,320)	N/M

Net premiums written	$99,281	$112,591	(12)	$276,340	$253,527	9

Premiums earned
Gross premiums earned	$206,893	$101,623	104	$384,478	$263,856	46
Ceded premiums earned	(138,076)	(11,824)	N/M	(152,807)	(35,540)	N/M

Net premiums earned	$68,817	$89,799	(23)	$231,671	$228,316	1

PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In addition, primarily related to PXRE’s exposure assumed on per-risk treaties, PXRE purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property. In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims. As of September 30, 2005, PXRE has exhausted its retrocessional coverage with respect to Hurricane Katrina. In addition, several of the reinsurance treaties contain annual limits and therefore will not provide further protection during 2005.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Investments

The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of September 30, 2005:

	One Year or Less		Over One Year

		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss

United States government securities	$49,214	$(1,142)	$20,909	$(48)
United States government sponsored agency debentures	132,671	(1,305)	34,279	(861)
United States government sponsored agency mortgage-backed securities	118,042	(2,039)	5,547	(234)
Other mortgage and asset-backed securities	127,499	(1,514)	49,599	(1,740)
Obligations of states and political subdivisions	1,053	(17)	719	(10)
Corporate securities	131,933	(1,541)	131,378	(4,531)

Total temporarily impaired securities	$560,412	$(7,558)	$242,431	$(7,424)

The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2004:

	One Year or Less		Over One Year

		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss

United States government securities	$49,213	$(323)	$—	$—
United States government sponsored agency debentures	90,815	(794)	—	—
United States government sponsored agency mortgage-backed securities	13,025	(11)	6,519	(150)
Other mortgage and asset-backed securities	112,257	(2,999)	12,253	(504)
Obligations of states and political subdivisions	1,242	(8)	—	—
Corporate securities	149,412	(2,220)	26,014	(666)

Total temporarily impaired securities	$415,964	$(6,355)	$44,786	$(1,320)

The Company believes that the unrealized losses shown in both tables above are primarily due to increases in interest rates.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Earnings Per Share

Reconciliations of loss before cumulative effect of accounting change to losses and shares, which affect basic and diluted earnings per share, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($000’s, except per share data)	2005	2004	2005	2004

Net loss to common shareholders:
Loss before cumulative effect of accounting change and convertible preferred share dividends	$(317,343)	$(73,174)	$(251,093)	$(8,854)
Cumulative effect of accounting change, net of tax	—	—	—	(1,053)

Net loss before convertible preferred share dividends	(317,343)	(73,174)	(251,093)	(9,907)
Convertible preferred share dividends	(1,241)	(3,583)	(5,878)	(10,540)

Net loss to common shareholders	$(318,584)	$(76,757)	$(256,971)	$(20,447)

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	28,529	13,995	25,649	13,753
Equivalent shares of underlying options	199	284	272	398
Equivalent number of restricted shares	142	144	146	144
Equivalent number of convertible preferred shares	4,680	13,116	7,240	12,670

Weighted average common equivalent shares (diluted)	33,550	27,539	33,307	26,965

Weighted average common equivalent shares when anti-dilutive	28,529	13,995	25,649	13,753

Per share amounts:
Basic:
Loss before cumulative effect of accounting change and convertible preferred share dividends	$(11.13)	$(5.22)	$(9.79)	$(0.64)
Cumulative effect of accounting change	—	—	—	(0.08)
Convertible preferred share dividends	(0.04)	(0.26)	(0.23)	(0.77)

Net loss to common shareholders	$(11.17)	$(5.48)	$(10.02)	$(1.49)

Diluted:
Net loss before cumulative effect of accounting change	$(11.17)	$(5.48)	$(10.02)	$(1.41)
Cumulative effect of accounting change	—	—	—	(0.08)

Net loss	$(11.17)	$(5.48)	$(10.02)	$(1.49)

6.	Income Taxes

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

As of September 30, 2005, the Company had the following equity securities outstanding: (i) 22.4 million common shares, (ii) 7.0 million convertible voting common shares, and (iii) 5,813 convertible preferred shares.

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

Each convertible voting common share converts into one common share upon sale to a third party.

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

Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price of $15.69, subject to adjustment if PXRE experiences adverse development in excess of a $7.0 million after-tax threshold. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. Certain adverse development, excluding that related to most of the non-finite adverse development on loss reserves within the exited lines segment and all of the losses arising from the events of September 11, 2001, is subject to a cap of $12.0 million after-tax. Adverse development on the reserves excluded is not subject to any cap or limit. As of September 30, 2005, after giving effect to the $12.0 million cap referred to above, PXRE has incurred $37.4 million of net after-tax adverse development above this $7.0 million threshold, resulting in an adjusted conversion price of $13.18.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The conversion price is also subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar events or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value or without consideration. See Note 10 “Subsequent Events.”

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

The following tables summarize the net premiums written, net premiums earned and underwriting (loss) income by PXRE’s business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately disclosed where applicable.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Net Premiums Written

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2005	2004	2005	2004

Catastrophe and Risk Excess
International	$161,387	$94,655	$295,333	$208,495
North American	72,011	28,771	127,511	67,532
Excess of Loss Cessions	(134,052)	(10,360)	(145,778)	(25,638)

	99,346	113,066	277,066	250,389

Exited Lines
International	(60)	(125)	9	(63)
North American	(5)	(350)	(735)	3,201

	(65)	(475)	(726)	3,138

Total	$99,281	$112,591	$276,340	$253,527

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2005	2004	2005	2004

Catastrophe and Risk Excess
International	$140,860	$75,139	$269,509	$186,257
North American	63,618	24,517	110,579	64,257
Excess of Loss Cessions	(135,600)	(9,741)	(147,699)	(28,218)

	68,878	89,915	232,389	222,296

Exited Lines
International	(58)	(131)	13	(67)
North American	(3)	15	(731)	6,087

	(61)	(116)	(718)	6,020

Total	$68,817	$89,799	$231,671	$228,316

Underwriting (loss) income includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, operating expenses, foreign exchange gains or losses, and interest expense.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Underwriting (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2005	2004	2005	2004

Catastrophe and Risk Excess
International	$(211,414)	$(37,419)	$(162,170)	$35,984
North American	(212,070)	(11,405)	(177,390)	19,589
Excess of Loss Cessions	76,286	(6,259)	68,568	(25,391)

	(347,198)	(55,083)	(270,992)	30,182

Exited Lines
International	(304)	36	1,584	4,848
North American	(5,231)	(19,694)	(8,684)	(25,995)

	(5,535)	(19,658)	(7,100)	(21,147)

Total	$(352,733)	$(74,741)	$(278,092)	$9,035

The following table reconciles the net underwriting (loss) income for the operating segments to loss before income taxes, cumulative effect of accounting change and convertible preferred share dividends as reported in the Consolidated Statements of Operations and Comprehensive Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2005	2004	2005	2004

Net underwriting (loss) income	$(352,733)	$(74,741)	$(278,092)	$9,035
Net investment income	13,526	5,157	30,649	16,941
Net realized investment (losses) gains	(34)	(40)	(366)	11
Operating expenses	(7,255)	(8,272)	(27,103)	(30,760)
Foreign exchange gains	237	382	1,053	22
Interest expense	(3,615)	(3,817)	(10,837)	(10,947)

Loss before income taxes, cumulative effect of accounting change and convertible preferred share dividends	$(349,874)	$(81,331)	$(284,696)	$(15,698)

9.	Employee Benefits

The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net pension expense for these company-sponsored plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($000’s)	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$—	$—	$—	$303
Interest cost	78	93	235	322
Expected return on assets	(70)	(109)	(211)	(321)
Amortization of prior service costs	—	—	—	68
Recognized net actuarial costs	34	—	103	—
Settlement	—	723	—	723
Curtailment	—	—	—	(486)

Net periodic benefit cost	$42	$707	$127	$609

During the nine months ended September 30, 2005, the Company made no contributions to its pension plans and expects no significant contributions during 2005.

10.	Subsequent Events

On October 7, 2005, PXRE completed the public offering of 8.8 million of its common shares to Credit Suisse First Boston LLC which acted as sole underwriter in the offering, including 1.2 million shares sold upon exercise of the underwriter’s over-allotment in full, at a public offering price of $13.25 per share. Net proceeds to the Company from the common stock offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.

On October 7, 2005, PXRE completed the sale of 375,000 of its series D perpetual preferred shares in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents' discounts and commissions and offering expenses were $359.3 million. The series D perpetual preferred shares have a liquidation preference of $1,000 and an $11.00 per common share exchange price. At the exchange price of $11.00 per common share, each series D perpetual preferred share will be mandatorily exchangeable for approximately 90.9 of the Company's common shares immediately upon an affirmative vote of the Company's shareholders (i) authorizing an additional 300.0 million common shares; and (ii) approving the exchange of the series D perpetual preferred shares into common shares. A Special General Meeting of the Company's shareholders has been called for November 18, 2005, to consider and approve these matters. If approved, the series D perpetual preferred shares will be exchanged for approximately 34.1 million common shares.

As a result of the foregoing, PXRE expects to have approximately 77.4 million diluted common shares outstanding upon completion of the exchange of the series D perpetual preferred shares.

Back to Contents

PXRE Group Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PXRE has contributed the $474.0 million net proceeds of the public offering and the private placement to PXRE Bermuda, its Bermuda reinsurance subsidiary, to support the underwriting of reinsurance business during upcoming renewal periods.

The following table sets forth PXRE’s capitalization at September 30, 2005 on an actual basis as well as on a pro-forma basis. Pro-forma amounts show the effect on our shareholders’ equity and total capitalization if the common and perpetual preferred share offerings occurred as of September 30, 2005 as well as the number of common shares outstanding, diluted if, as of September 30, 2005 a) the series D perpetual preferred shares were converted to common shares at their exchange price of $11.00 per share, resulting in the issuance of 34,090,909 common shares, and b) as a result of the offerings, the anti-dilution provisions of convertible preferred shares were in effect, which results in an issuance of approximately 676,000 common shares upon their conversion to common shares by April 8, 2008.

	September 30, 2005

($000’s)	Actual	Pro-forma

Long term subordinated debt	$167,080	$167,080
Shareholders’ equity:
Serial convertible preferred shares, $1.00 par value, $10,000 stated value	58,132	58,132
Perpetual preferred shares, $1.00 par value, $1,000 liquidation value	—	375,000
Common shares, $1.00 par value	29,395	38,239
Additional paid-in-capital	445,425	535,585
Accumulated other comprehensive loss net of deferred income tax benefit of ($1,932)	(12,269)	(12,269)
Accumulated deficit	(71,041)	(71,041)
Restricted shares at cost (0.5 million shares)	(9,683)	(9,683)

Total shareholders’ equity	439,959	913,963

Total capitalization	$607,039	$1,081,043

Book value, diluted	$13.01	$11.81
Common shares outstanding, diluted	33,806	77,416

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Unless the context otherwise requires, references in this Form 10-Q to the “Company” refer to PXRE Group Ltd. a Bermuda holding company, while “PXRE”, “we”, “us” and “our” include PXRE Group Ltd. and its subsidiaries, which principally include PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions Inc. (“PXRE Solutions”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Limited, PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”). References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”). References to SAP refer to statutory accounting principles (“SAP”) in either the State of Connecticut where PXRE Reinsurance is domiciled or Bermuda where PXRE Bermuda is domiciled, as applicable.

The following is a discussion and analysis of PXRE’s results of operations for the three and nine months ended September 30, 2005 compared with the three and nine months ended September 30, 2004, and also a discussion of our financial condition as of September 30, 2005. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview

PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written for the three month period ended September 30, 2005. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe retrocessional, property catastrophe proportional, property risk excess and marine excess and aerospace excess and pro rata reinsurance products.

We generated a net loss before convertible preferred share dividends of $317.3 million for the quarter ended September 30, 2005. The primary cause of this net loss was the net impact of catastrophe losses arising from Hurricanes Katrina and Rita of $349.9 million, after tax, reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums. See below, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Losses and Loss Expenses. We have begun to receive loss notices with respect to Hurricanes Katrina and Rita, but many of these notices are precautionary in nature with no supporting loss information. As of September 30, 2005, we have paid no claims with respect to Hurricanes Katrina and Rita. Accordingly, the liability for losses and loss expense incurred with respect to Hurricanes Katrina and Rita represents management’s best estimate of our ultimate liability for claims arising from these catastrophes. Our estimation of loss and loss expense liability involves significant uncertainties and is based on complex and subjective judgments. Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity. See below, Update on Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses.

Back to Contents

On September 29, 2005, Standard and Poor’s downgraded the counterparty credit and financial strength ratings of our reinsurance subsidiaries from “A” (Strong) to “A-” (Strong) and announced that this rating remains on credit watch negative. A.M. Best also downgraded the financial strength rating of our reinsurance subsidiaries from “A” (Excellent) to “A-” (Excellent) on September 30, 2005 and announced that this rating remains under review with negative implications. The basis for the downgrades was the losses arising from Hurricanes Katrina and Rita and a more conservative stance taken by both rating agencies regarding the “volatility of PXRE’s monoline property catastrophe focus.”

In order to replenish the capital lost as a result of Hurricanes Katrina and Rita, avoid further rating agency downgrades and to position PXRE to take advantage of expected reinsurance market opportunities, the Board of Directors implemented a capital raising plan that resulted in net proceeds of $474.0 million.

Pursuant to a Share Purchase Agreement dated as of September 29, 2005, we agreed to issue and sell 375,000 Series D Perpetual Non-Voting Preferred Shares (the “Series D Preferred Shares”) in a private placement exempt from registration under the Securities Act of 1933. The Series D Preferred Shares are mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange. The private placement closed on October 7, 2005. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents' discounts and commissions and offering expenses were $359.3 million. The Series D Preferred Shares have an initial liquidation preference of $1,000 and an $11.00 per common share exchange price. At the exchange price of $11.00 per common share, the Series D Preferred Shares will be mandatorily exchangeable for approximately 34.1 million of our common shares immediately upon an affirmative vote of our shareholders (i) authorizing an additional 300.0 million common shares; and (ii) approving the exchange of the Series D Preferred Shares into common shares. See below, Financial Condition – Capital Resources. A Special General Meeting of the Company's shareholders has been called for November 18, 2005 to consider and approve these matters.

On October 7, 2005, we also completed a public offering of 8.8 million of our common shares including 1.2 million shares sold upon exercise of the underwriter's over-allotment option in full, at a public offering price of $13.25 per share. Credit Suisse First Boston LLC acted as sole underwriter in the offering. Net proceeds to the Company from the common stock offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.

Back to Contents

We have contributed the net proceeds of both offerings to PXRE Bermuda, our Bermuda reinsurance subsidiary, to support the underwriting of reinsurance business during upcoming renewal periods.

Our ratings remain on negative watch following the capital raises. S&P disclosed that it will most likely affirm the A- financial strength rating and assign a stable outlook upon the exchange of the Series D Preferred Shares to common and after evaluating management’s progress in reducing prospective earnings and capital volatility. A.M. Best stated that it will likely affirm PXRE’s A- financial strength rating upon the exchange of the Series D Preferred Shares to common shares.

As of September 30, 2005, PXRE has exhausted its retrocessional coverage with respect to Hurricane Katrina. In addition, several of the reinsurance treaties contain annual limits and therefore will not provide further protection during 2005.

The property reinsurance market has historically been a very cyclical market, with pricing improving significantly in the wake of major insured catastrophe losses. As a result of the unprecedented size of the industry-wide losses from Hurricanes Katrina and Rita, we expect to see substantial increases in rates and limitations in coverage for each of the lines of business we write. We expect the scope of these changes to be at least as pronounced in our lines of business as those experienced after other market-changing events such as the World Trade Center disaster in 2001 and Hurricane Andrew in 1992.

Comparison of Third Quarter Results for 2005 with 2004

We generated a net loss before convertible preferred share dividends of $317.3 million in the quarter ended September 30, 2005 compared to $73.2 million for the comparable period of 2004. The net loss for the current year period was primarily driven by catastrophe losses arising from Hurricanes Katrina and Rita. The net loss in the prior year period was primarily driven by catastrophe losses arising from the 2004 storms.

Net loss per diluted common share was $11.17 for the third quarter of 2005 compared to $5.48 for the third quarter of 2004, based on diluted average shares outstanding of approximately 28.5 million in the third quarter of 2005 and approximately 14.0 million in the third quarter of 2004. As the Company incurred a loss from continuing operations, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” it did not include approximately 5.0 million and approximately 13.5 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive for 2005 and 2004, respectively, as shown in Note 5 to the Consolidated Financial Statements.

Back to Contents

Premiums

Gross and net premiums written for the third quarter of 2005 and 2004 were as follows:

($000’s)	Three Months Ended September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Gross premiums written	$236,146	$125,529	$110,617	88
Ceded premiums written	(136,865)	(12,938)	123,927	N/M

Net premiums written	$99,281	$112,591	$(13,310)	(12)

Gross and net premiums earned for the third quarter of 2005 and 2004 were as follows:

	Three Months Ended September 30,
			$ Increase	% Increase
($000’s)	2005	2004	(Decrease)	(Decrease)

Gross premiums earned	$206,893	$101,623	$105,270	104
Ceded premiums earned	(138,076)	(11,824)	126,252	N/M

Net premiums earned	$68,817	$89,799	$(20,982)	(23)

The increase in both gross premiums written and gross premiums earned during the quarter ended September 30, 2005 were driven by reinstatement premiums of $111.0 million, including $105.7 million of reinstatement premiums from Hurricanes Katrina and Rita, compared to $24.6 million of reinstatement premiums in the corresponding period of 2004 as a result of the 2004 Florida hurricanes. Before the effects of reinstatement premiums, PXRE experienced growth in gross premiums written and gross premiums earned of 24% and 24%, respectively, as a result of new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 hurricanes and typhoons. The increase in both ceded premiums written and ceded premiums earned during the quarter ended September 30, 2005 were driven by $131.6 million of reinstatement and additional premiums related to Hurricanes Katrina and Rita compared to virtually no ne in the corresponding period of 2004.

     The decrease in both net premiums written and net premiums earned during the three months ended September 30, 2005 was a result of the increase in ceded premiums written and ceded premiums earned of $123.9 million and $126.3 million, respectively, that were incurred primarily in connection with Hurricanes Katrina and Rita, which were partially offset by the increase in gross premiums written and gross premiums earned of $110.6 million and $105.3 million, respectively, which were primarily a result of reinstatement premiums from Hurricanes Katrina and Rita.

     A summary of our net premiums written and earned by business segment for the three months ended September 30, 2005 and 2004 is included in Note 8 to the Consolidated Financial Statements.

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

The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended September 30, 2005 and 2004, respectively:

(%)	Three Months Ended September 30,

	2005	2004

Loss ratio	594.3	174.1
Expense ratio	28.8	18.3

Combined ratio	623.1	192.4

Catastrophe and risk excess loss ratio	585.7	151.4

Losses and Loss Expenses

Losses and loss expenses incurred amounted to $409.0 million in the third quarter of 2005 compared to $156.3 million in the third quarter of 2004. Our loss ratio was 594.3% for the third quarter of 2005 as compared to 174.1% for comparable prior year period. The increase in losses and loss expenses incurred and our loss ratio was attributable to Hurricanes Katrina and Rita that occurred during the third quarter of 2005.

The net impact, after tax, of Hurricanes Katrina and Rita on the third quarter of 2005 was $349.9 million. Gross losses and loss expenses arising from Hurricanes Katrina and Rita totaled $577.2 million. The net impact of the losses arising from Hurricanes Katrina and Rita is summarized in the following table:

($000’s)	Three Months Ended
September 30, 2005

Gross losses and loss expenses	$577,226
Ceded reinsurance recoverables	(220,500)

Net losses and loss expenses	356,726
Ceded reinstatement and additional premiums earned	131,597
Assumed reinstatement premiums earned	(105,683)
Tax benefit	(32,693)

Net after tax impact	$349,947

One hundred percent of the Company's reinsurance recoverables relating to Hurricanes Katrina and Rita are either fully collateralized or reside with entities presently rated “A”or higher.

Back to Contents

Losses and loss expenses incurred and our loss ratio for the third quarter of 2004 were impacted by net losses of $156.3 million, largely due to $135.7 million in incurred losses, net of reinsurance, arising from the 2004 storms that occurred during the third quarter of 2004.

During the third quarter of 2005, we experienced net adverse development of $11.9 million for prior-year losses and loss expenses, consisting of $6.4 million of adverse development on our catastrophe and risk excess segment and $5.5 million of adverse development on our exited lines segment. The $6.4 million of prior-year catastrophe and risk excess losses were related to re-estimation of the 2004 storm losses following additional claim reports from cedents. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

During the third quarter of 2004, we experienced net adverse development of $12.2 million for prior-year losses and loss expenses, comprised of $7.8 million catastrophe and risk excess net favorable development and $20.0 million exited lines net adverse development. The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes. The $20.0 million net adverse development related to exited lines is due primarily to recording additional loss reserves of $14.7 million relating to an adverse legal ruling that resulted in a settlement of a litigation involving an excess of loss retrocessional reinsurance agreement with Lumbermens Mutual Casualty Company (“LMC”) and the commutation of several treaties with a ceding company for which we wrote general liability business within our direct casualty operations.

Underwriting Expenses

The expense ratio was 28.8% for the third quarter of 2005 compared to 18.3% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 18.3% for the third quarter of 2005 compared with 9.1% for the third quarter of 2004. The increase in these ratios is primarily attributable to the decrease in net premiums earned. As discussed above, such decrease was caused by ceded reinstatement and additional premiums incurred in connection with the Company’s ceded reinsurance program as a result of Hurricanes Katrina and Rita, which was only partially offset by assumed reinstatement premiums triggered by these events. While these ceded reinstatement and additional premium amounts decreased earned premium, they did not decrease brokerage expenses on assumed reinsurance business, thus causing our commission and brokerage ratio to increase.

The operating expense ratio was 10.5% for the three months ended September 30, 2005 compared with 9.2% for the comparable period of 2004. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned. Other operating expenses decreased $1.0 million, or 12%, to $7.3 million for the three months ended September 30, 2005 from $8.3 million in the comparable period of 2004 as a result of small decreases in various operating expenses such as costs associated with Sarbanes-Oxley Section 404 compliance and consulting costs.

Back to Contents

Net Investment Income

Net investment income for the third quarter of 2005 increased $8.3 million, or 162%, to $13.5 million from $5.2 million in the third quarter of 2004 primarily as a result of a $5.1 million increase in income from hedge funds and a $3.1 million increase in income from our fixed maturity and short-term investment portfolio. Investments in hedge funds produced a return of 4.1% for the third quarter of 2005 compared with 0.5% in the comparable prior-year period. Additionally, the higher hedge fund return was earned on a larger invested asset base during 2005 as compared to the prior-year comparable period. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 3.8% during the third quarter of 2005, on an annualized basis, compared with 3.1% during the comparable prior-year period. In addition, average invested balances increased due to cash flow from operating and f inancing activities, including proceeds from a share issuance of $98.2 million in the fourth quarter of 2004.

Investment income for the quarter was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We held premiums and accrued investment income of $86.0 million and $84.7 million due to reinsurers as of September 30, 2005 and 2004, respectively, for which we recognized a reduction to gross investment income of $1.7 million and $1.8 million for the third quarter of 2005 and 2004, respectively. On a net basis, this reduction to investment income was $0.6 million and $1.0 million for the quarters ended September 30, 2005 and 2004, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% for both the quarters ended September 30, 2005 and 2004, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be one year as of September 30, 2005 on a weighted average basis.

Income Taxes

PXRE recognized a tax benefit of $32.5 million in the third quarter of 2005 compared to $8.2 million in the comparable prior-year period, reflecting the proportion of business reinsured by PXRE Reinsurance relative to the consolidated PXRE Group for Hurricanes Katrina and Rita.

Comparison of Year-to-Date Results for 2005 with 2004

For the nine months ended September 30, 2005, net loss before convertible preferred share dividends was $251.1 million compared to $9.9 million for the comparable period of 2004. The primary cause of this net loss was the net impact of catastrophe losses arising from Hurricanes Katrina and Rita of $349.9 million, after tax, reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

Back to Contents

 Net loss per diluted common share was $10.02 for the first nine months of 2005 compared to $1.49 for the first nine months of 2004, based on diluted average shares outstanding of approximately 25.6 million in the first nine months of 2005 and 13.8 million in the first nine months of 2004. As the Company incurred a loss from continuing operations, in accordance with SFAS No. 128, “Earnings Per Share,” it did not include 7.7 million and 13.2 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, for 2005 and 2004, respectively, as shown in Note 5 to the Consolidated Financial Statements.

Premiums

Gross and net premiums written for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
			$ Increase	% Increase
($000’s)	2005	2004	(Decrease)	(Decrease)

Gross premiums written	$427,708	$285,847	$141,861	50
Ceded premiums written	(151,368)	(32,320)	119,048	N/M

Net premiums written	$276,340	$253,527	$22,813	9

Gross and net premiums earned for the nine month period ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
			$ Increase	% Increase
($000’s)	2005	2004	(Decrease)	(Decrease)

Gross premiums earned	$384,478	$263,856	$120,622	46
Ceded premiums earned	(152,807)	(35,540)	117,267	N/M

Net premiums earned	$231,671	$228,316	$3,355	1

The increase in both gross premiums written and gross premiums earned during the nine months ended September 30, 2005 were driven by reinstatement premiums of $113.3 million, including $105.7 million of reinstatement premiums from Hurricanes Katrina and Rita compared to $29.5 million in the corresponding period of 2004 primarily as a result of the 2004 Florida hurricanes. Before the effects of reinstatement premiums, PXRE experienced growth in gross premiums written and gross premiums earned of 23% and 16%, respectively, as a result of new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 hurricanes and typhoons. The increase in both ceded premiums written and ceded premiums earned during the nine months ended September 30, 2005 were driven by $131.6 million of reinstatement and additional premiums from Hurricanes Katrina and Rita compared to virtually none in the corresponding period of 2004.

The increase in both net premiums written and net premiums earned during the nine months ended September 30, 2005 was a result of the increase in gross premiums written and gross premiums earned of $141.9 million and $120.6 million, respectively, which were primarily a result of reinstatement premiums from Hurricanes Katrina and Rita, offset by the increase in ceded premiums written and ceded premiums earned of $119.0 million and $117.3 million that were incurred primarily in connection with Hurricanes Katrina and Rita.

Back to Contents

A summary of our net premiums written and earned by business segment for the nine months ended September 30, 2005 and 2004 is included in Note 8 to the Consolidated Financial Statements.

Ratios

The following table summarizes the loss ratio, expense ratio and combined ratio for the nine months ended September 30, 2005 and 2004, respectively:

(%)	Nine Months Ended September 30,

	2005	2004

Loss ratio	206.5	84.3
Expense ratio	25.2	25.2

Combined ratio	231.7	109.5

Catastrophe and risk excess loss ratio	203.1	75.2

Losses and Loss Expenses

Losses and loss expenses incurred amounted to $478.5 million for the nine month period ended September 30, 2005 compared to $192.6 million in the corresponding prior-year period. Our loss ratio was 206.5% for the first nine months of 2005 as compared to 84.3% for the comparable prior-year period. Losses and loss expenses incurred for the nine months ended September 30, 2005 included $356.7 million in net losses incurred with respect to Hurricanes Katrina and Rita which occurred in the third quarter of 2005. Losses and loss expenses incurred and our loss ratio for the nine months ended September 30, 2004 included $135.7 million in losses incurred, net of reinsurance, in connection with the storms that occurred during the third quarter of 2004.

During the first nine months of 2005, we experienced net adverse development of $25.6 million for prior-year losses and loss expenses, consisting of $19.2 million of adverse development on our catastrophe and risk excess segment and $6.4 million of adverse development on our exited lines segment. The $19.2 million of prior-year catastrophe and risk excess losses were related to re-estimation of the 2004 storm losses following additional claim reports from cedents.

During the first nine months of 2004, we experienced net adverse development of $11.6 million for prior-year losses and loss expenses, comprised of $7.8 million catastrophe and risk excess net favorable development and $19.4 million exited lines net adverse development. The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes. The $19.4 million net adverse development related to exited lines is due primarily to recording additional loss reserves of $14.7 million relating to an adverse legal ruling that resulted in a settlement of a litigation involving an excess of loss retrocessional reinsurance agreement with LMC and the commutation of several treaties with a ceding company for which we wrote general liability business within our direct casualty operations.

Back to Contents

Underwriting Expenses

The expense ratio was 25.2% for the first nine months of both 2005 and 2004. The commission and brokerage ratio, net of fee income, was 13.5% for the first nine months of 2005 compared with 11.7% for the comparable prior-year period. The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 13.5% for the first nine months of 2005 compared with 11.2% for the first nine months of 2004. The increase in these ratios is primarily attributable to the decrease in net premiums earned. As discussed above, such decrease was caused by ceded reinstatement and additional premiums incurred in connection with the Company’s ceded reinsurance program as a result of Hurricanes Katrina and Rita which was only partially offset by assumed reinstatement premiums triggered by these events. While these ceded reinstatement and additional premium amounts served to decrease earned premium, they did not decrease brokerage expenses on assumed reinsurance business, thus causing our commission and brokerage ratio to increase.

The operating expense ratio was 11.7% for the nine months ended September 30, 2005 compared with 13.5% for the comparable period of 2004. Other operating expenses decreased $3.7 million, or 12%, to $27.1 million for the nine months ended September 30, 2005 from $30.8 million in the comparable period of 2004. During the first nine months of 2004, we incurred several charges related to a 10% reduction in personnel, the curtailment of the Company’s retirement plans and termination of the Company’s prior annual bonus plan.

Net Investment Income

Net investment income for the nine month period ended September 30, 2005 increased $13.7 million, or 81%, to $30.6 million from $16.9 million in the comparable prior-year period primarily as a result of a $6.9 million increase in income from our fixed maturity and short-term investment portfolio, a $5.5 million increase in income from hedge funds and a $1.9 million decrease in investment expenses. Investments in hedge funds produced a return of 7.2% for the first nine months of 2005 compared with 3.7% in the comparable prior-year period. Additionally, the increased hedge fund return was earned on a larger invested asset base during 2005 as compared to the prior-year comparable period. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 3.6% during the first nine months of 2005, on an annualized basis, compared with 3.2% during the comparable prior-year period. In addition, average invested balances increased due to cash flow from operating and financing activities, including proceeds from a share issuance of $98.2 million in the fourth quarter of 2004.

Investment income for the first nine months of 2005 was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We held premiums and accrued investment income of $86.0 million and $84.7 million due to reinsurers as of September 30, 2005 and 2004, respectively, for which we recognized a reduction to gross investment income of $5.1 million and $6.2 million for the first nine months of 2005 and 2004, respectively. On a net basis, this reduction to investment income was $2.3 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% and 7.4% for the nine months ended September 30, 2005 and 2004, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be one year as of September 30, 2005 on a weighted average basis.

Back to Contents

Income Taxes

PXRE recognized a tax benefit of $33.6 million in the nine month period ended September 30, 2005 compared to $6.8 million in the comparable prior-year period, reflecting the proportion of business reinsured by PXRE Reinsurance relative to the consolidated PXRE Group for Hurricanes Katrina and Rita.

Cumulative Adjustment

The Company adopted the provisions of FIN 46R during the first quarter of 2004. The cumulative effect of this accounting pronouncement reduced net income for the nine months ended September 30, 2004 by $1.1 million but did not materially impact shareholders’ equity.

FINANCIAL CONDITION

Capital Resources

The Company and PXRE Delaware rely primarily on dividend payments and capital distributions from PXRE Bermuda and PXRE Reinsurance, respectively, to pay operating expenses, meet debt service obligations and pay dividends. During the nine month period ended September 30, 2005, PXRE Bermuda and PXRE Reinsurance did not pay dividends. Based on the statutory surplus as of December 31, 2004, the aggregate dividends that are available to be paid during 2005, without prior regulatory approval, by PXRE Bermuda and PXRE Reinsurance, are $236.7 million and $22.5 million, respectively. We anticipate that this available dividend and capital distribution capacity will be sufficient to fund our liquidity needs during 2005.

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

Back to Contents

Financings

On October 7, 2005, PXRE completed the public offering of 8.8 million of its common shares to Credit Suisse First Boston LLC which acted as sole underwriter in the offering, including 1.2 million shares sold upon exercise of the underwriter’s over-allotment in full, at a public offering price of $13.25 per share. Net proceeds to the Company from the common stock offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.

On October 7, 2005 PXRE completed the sale of 375,000 of its series D perpetual preferred shares in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents' discounts and commissions and offering expenses were $359.3 million. The series D perpetual preferred shares have a liquidation preference of $1,000 and an $11.00 per common share exchange price. At the exchange price of $11.00 per common share, each series D perpetual preferred share will be mandatorily exchangeable for approximately 90.9 of the Company's common shares immediately upon an affirmative vote of the Company's shareholders (i) authorizing an additional 300.0 million common shares; and (ii) approving the exchange of the series D perpetual preferred shares into common shares. A Special General Meeting of the Company's shareholders has been called for November 18, 2005, to consider and approve these matters.

PXRE contributed the $474.0 million net proceeds of the public offering and the private placement to PXRE Bermuda, its Bermuda reinsurance subsidiary, to support the underwriting of reinsurance business during upcoming renewal periods.

As of September 30, 2005, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	September 30,
2005

8.85% fixed rate due February 1, 2027	$102,645
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,080

Back to Contents

Share Dividends and Book Value

Dividends to common shareholders declared in the third quarter of 2005 and 2004 were $3.5 million and $0.9 million, respectively. The expected annual dividend based on common shares outstanding at September 30, 2005 is approximately $14.1 million. On a pro-forma basis, as a result of the public offering of 8.8 million of common shares completed on October 7, 2005 and sale of 375,000 of series D perpetual preferred shares in a private placement which are mandatorily exchangeable for approximately 34.1 million common shares, the resulting expected annual dividend on common shares is approximately $34.7 million, subject to approval of the exchange of the series D perpetual preferred shares into common shares at the Special General Meeting of the Company’s Shareholders on November 18, 2005. As of September 30, 2005, due to losses incurred in connection with Hurricanes Katrina and Rita, the value of the Company’s assets did not exceed the total of its liabilities, issued share capital and share premium accounts. As a result, the Company would therefore not be able to pay a dividend under Bermuda law as of September 30, 2005. However, on October 24, 2005, the Company’s Board of Directors, in accordance with the Bermuda Companies Act, 1981, resolved that the value of the series D perpetual preferred shares exchanged in excess of the par value of the common shares issued upon the exchange of such series D perpetual preferred shares (approximately $325.2 million) would be credited to the contributed surplus account of the Company. Therefore, if the shareholders approve the exchange of the series D perpetual preferred shares on November 18, 2005, the Company may resume paying dividends in the normal course.

If the exchange is not approved, then holders of the perpetual preferred shares will retroactively accrue additional dividends on the perpetual preferred shares which shall begin to accrue at a rate of 15% per annum, increasing to a rate of 17% per annum on April 1, 2007 and further increasing to a rate of 19% per annum on April 1, 2008.

The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. As of September 30, 2005, 5,813 convertible preferred shares were issued and outstanding. Dividends to preferred shareholders in the amount of $1.2 million were paid in cash in the third quarter of 2005. Dividends to preferred shareholders, paid in kind, amounted to $3.6 million during the third quarter of 2004. The expected dividend to be paid on the convertible preferred shares during the remainder of 2005 is approximately $1.2 million and the expected annual dividend is $4.7 million.

Book value per common share was $13.01 at September 30, 2005 after considering convertible preferred shares. If the public offering of the common shares and the private placement of the perpetual preferred shares had closed on September 30, 2005, book value per common share would have been $11.81.

The following table sets forth PXRE’s capitalization at September 30, 2005 on an actual basis as well as on a pro-forma basis. Pro-forma amounts show the effect on our shareholders’ equity and total capitalization if the common and perpetual preferred share offerings described above occurred as of September 30, 2005 as well as the number of common shares outstanding, diluted if, as of September 30, 2005 a) the series D perpetual preferred shares were converted to common shares at their exchange price of $11.00 per share, resulting in the issuance of 34,090,909 common shares, and b) as a result of the offerings, the anti-dilution provisions of convertible preferred shares were in effect, which results in an issuance of approximately 676,000 common shares upon their conversion to common shares by April 8, 2008.

Back to Contents

($000’s)	September 30, 2005

	Actual	Pro-forma

Long term subordinated debt	$167,080	$167,080
Shareholders’ equity:
Serial convertible preferred shares, $1.00 par value,
$10,000 stated value	58,132	58,132
Perpetual preferred shares, $1.00 par value, $1,000 liquidation value	—	375,000
Common shares, $1.00 par value	29,395	38,239
Additional paid-in-capital	445,425	535,585
Accumulated other comprehensive loss net of deferred
income tax benefit of ($1,932)	(12,269)	(12,269)
Accumulated deficit	(71,041)	(71,041)
Restricted shares at cost (0.5 million shares)	(9,683)	(9,683)

Total shareholders’ equity	439,959	913,963

Total capitalization	$607,039	$1,081,043

Book value, diluted	$13.01	$11.81
Common shares outstanding, diluted	33,806	77,416

Cash Flows

Net cash flows provided by operations were $48.0 million in the third quarter of 2005 compared to $37.1 million in the third quarter of 2004 primarily due to increases from premium collected. Offsetting these increases in operating cash flows was an increase in paid losses, mainly attributable to the 2004 Florida hurricanes.

Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Net cash used by investing activities were $44.8 million in the third quarter of 2005 compared to $37.6 million in the third quarter of 2004. This increase was primarily due to investment of increased cash flows from operations.

The Company is subject to large losses, including natural perils such as hurricanes and earthquakes. Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts. A portion of the invested assets is notionally allocated to a Contingent Catastrophe Portfolio. The guidelines of this portfolio are designed in such a manner that securities are available to pay claims from a potential loss. For example, the securities, which are of high credit quality, have a duration that approximates the duration of the cash outflows of past large losses incurred by PXRE. The purpose of the Contingent Catastrophe Portfolio is to maintain a pool of assets whose underlying durations and maturities approximate that of the potential future cash outflows. Should an event actually occur such as the occurrence of Hurricane Katrina in the third quarter of 2005, the Company may dedicate assets, including cash equivalents and other short-term investments, in such a manner that cash is always on hand to pay claims. The Company expects to be able to meet its claim obligations from Hurricanes Katrina and Rita through cash flows from operations and financings.

Back to Contents

This asset/liability matching strategy is evidenced by the Company’s overall 1.9 year duration of its fixed income and short-term investments. Due to this relatively short duration portfolio, the Company does not believe realized losses resulting from selling securities before anticipated will have a material adverse impact on its financial position.

PXRE has three letter of credit (LOC) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities to the issuing bank as security for outstanding LOCs. The first is a $135.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $200.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to a collateral account prior to the bank’s issuing the LOC. Since eligible assets in clude fixed income investments, such securities need not be sold in order to qualify as eligible collateral.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at September 30, 2005.

Commitments, Contingencies and Contractual Obligations

PAYMENTS DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
($000’s)

Long-term debt obligations	$167,080	$—	$—	$—	$167,080
Interest on debt obligations	341,533	14,328	28,653	28,653	269,899
Losses and loss expenses	985,441	480,973	352,771	94,007	57,690
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	7,784	1,958	3,827	1,999	—
Purchase obligations	5,479	4,315	1,164	—	—
Other long-term liabilities
reflected on the balance sheet
under GAAP	—	—	—	—	—

Total	$1,507,317	$501,574	$386,415	$124,659	$494,669

Loss and loss expense reserves represent management’s best estimate of the ultimate cost of settling the underlying reinsurance claims. As more fully discussed in “Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses” below, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

Back to Contents

 As noted under “–– Capital Resources” above, PXRE and PXRE Delaware expect to be able to meet their contractual obligations during 2005 with the dividend paying capacity of PXRE Bermuda and PXRE Reinsurance, respectively. PXRE Bermuda and PXRE Reinsurance expect to be able to meet their contractual obligations during 2005 with operating and investing cash flows.

As of September 30, 2005, other commitments and pledged assets include (a) LOCs of $37.2 million which are secured by cash and securities amounting to $82.2 million, (b) cash and securities amounting to $9.7 million which were on deposit with various state insurance departments and overseas banks in order to comply with insurance laws, (c) securities with a fair value of $63.4 million deposited in a trust for the benefit of a cedent in connection with certain assumed reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) a contingent liability amounting to $0.3 million under the Restated Employee Annual Incentive Bonus Plan, (f) commitments under the subordinated debt securities discussed above, and (g) commitment fees of $0.4 million per annum under letter of credit facilities discussed earlier in this section under “Cash Flows.”

In connection with the capitalization of PXRE Lloyd’s Syndicate 1224, PXRE Reinsurance has on deposit $12.0 million par value of securities as collateral for Lloyd’s of London (“Lloyd’s”). Cash and invested assets held by PXRE Lloyd’s Syndicate 1224, amounting to $8.6 million at September 30, 2005, are restricted from being paid as a dividend until the run-off of our exited Lloyd’s business has been completed.

Investments

As of September 30, 2005, our investment portfolio, at fair value, was allocated 74.4% in fixed maturity instruments, 13.8% in short-term investments, 11.5% in hedge funds and 0.3% in other investments.

Back to Contents

The following table summarizes our investments at September 30, 2005 and December 31, 2004 at carrying value:

	Analysis of Investments

	September 30, 2005		December 31, 2004

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$71,538	5.7%	$62,009	5.4%
Foreign denominated securities	27,667	2.2	15,483	1.3
United States government sponsored agency debentures	178,301	14.1	121,954	10.6
United States government sponsored agency mortgage-backed securities	125,367	9.9	99,911	8.7
Other mortgage and asset-backed securities	235,510	18.7	170,013	14.8
Obligations of states and political subdivisions	1,772	0.1	2,054	0.2
Corporate securities	298,479	23.7	245,857	21.4

Total fixed maturities	938,634	74.4	717,281	62.4
Short-term investments	174,226	13.8	296,318	25.8

Total fixed maturities and short-term investments	1,112,860	88.2	1,013,599	88.2
Hedge funds	144,671	11.5	129,118	11.2
Other invested assets	4,433	0.3	6,823	0.6

Total investment portfolio	$1,261,964	100.0%	$1,149,540	100.0%

At September 30, 2005, 96.6% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” (strong) or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 32.4% of fixed maturities and short-term investments or 28.6% of our total investment portfolio based on fair value at September 30, 2005. The average yield to maturity on our fixed maturities portfolio, including short-term investments, at September 30, 2005 and 2004 was 4.2% and 3.2%, respectively.

Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At September 30, 2005, an after-tax unrealized loss of $10.9 million (a loss of $0.32 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally short-term agencies and United States treasuries, amounted to $174.2 million at September 30, 2005, compared to $296.3 million at December 31, 2004 reflecting the re-deployment of the proceeds of our share offering in the fourth quarter of 2004.

A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds. At September 30, 2005, total hedge fund investments amounted to $144.7 million, representing 11.5% of the total investment portfolio. At December 31, 2004, total hedge fund investments amounted to $129.1 million, representing 11.2% of the total investment portfolio. For the nine months ended September 30, 2005, our hedge funds earned a return of 7.2% as compared to 3.7% in the nine months ended September 30, 2004. At September 30, 2005, twenty hedge fund investments with fair values ranging from $2.0 million to $18.0 million were administered by fifteen managers.

Back to Contents

As of September 30, 2005, our investment portfolio also included $4.4 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the nine months ended September 30, 2005, included $10.6 million attributable to hedge funds and other investments.

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

Update on Critical Accounting Policy Disclosures

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 contains a discussion concerning critical accounting policy disclosures (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policy Disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2004 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimation of losses and loss expenses.

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

In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year when events occur late in the period. As an event matures, we rely more and more on our development patterns by type of event as well as contract information to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. The French storm Martin that occurred on December 27, 1999 presents an example of these potential uncertainties. Initially we based our reserves to a significant degree on industry estimates of the total loss, which were approximately $1.0 billion. In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross los s estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate for French storm Martin at September 30, 2005 was $69.2 million. Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 121%.

We have begun to receive loss notices with respect to Hurricanes Katrina and Rita, but many of these notices are precautionary in nature with no supporting loss information. As of September 30, 2005, we have paid no claims with respect to Hurricanes Katrina and Rita. Accordingly, our estimate of the ultimate liability for gross loss and losses expenses arising from Hurricanes Katrina and Rita of $577.2 million is based mainly on modeling, a review of exposed reinsurance contracts and discussions with numerous clients. In addition, our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying policies generally contain exclusions for flood damage; however, water damage caused by w ind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

Our actual losses from Hurricanes Katrina and Rita may exceed our best estimate as a result of, among other things, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.

Back to Contents

Moreover, in establishing our best estimate of liability for loss and loss expenses relating to Hurricanes Katrina and Rita, we have made several complex and subjective assumptions and judgments. For example, we have assumed that the industry-wide insured losses from Hurricane Katrina will be approximately $30.0 billion to $40.0 billion, and those from Hurricane Rita will be approximately $2.5 billion to $6.0 billion. A variety of industry sources have published estimates for these events. AIR Worldwide and Risk Management Solutions are two of the leading firms that develop and sell probabilistic catastrophe modeling technology. AIR Worldwide has estimated that industry-wide insured losses for Katrina will be approximately $34.0 billion and for Rita will be approximately $4.0 billion to $5.5 billion. Risk Management Solutions have estimated industry-wide insured losses are approximately $40.0 billion to $60.0 billion for Hurricane Katrina and $3.0 billion to $5.0 billion for Hurricane Rita. Lastly, ISO’s Property Claim Services unit has estimated that insured losses for Hurricane Katrina will be approximately $34.4 billion.

In developing our best estimate, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective. We understand that various lawsuits have been filed seeking to invalidate such flood damage exclusions on various grounds, including a suit filed by the Attorney General for the State of Mississippi. If such lawsuits were to successfully invalidate the underlying flood damage exclusions, our liabilities for losses and loss expenses relating to Hurricanes Katrina and Rita could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity.

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

In addition, the risk for certain underwriting years includes the increased casualty exposures assumed by us through our casualty and finite businesses. Unlike property losses that tend to be reported more promptly and usually are settled within a shorter time period, casualty losses are frequently slower to be reported and may be determined only through the lengthy, unpredictable process of litigation. Moreover, given our limited experience in the casualty and finite businesses, we do not have established historical loss development patterns that can be used to establish these loss liabilities. We must therefore rely on the inherently less reliable historical loss development patterns reported by our clients and industry loss development data in calculating our liabilities. PXRE’s loss reserve estimation process takes into consideration the facts and circumstances related to reported losses; however, for immature accident years, reported casualty losses are relatively insignificant when compared to ultimate losses. As such, it is difficult to determine how facts and circumstances related to early-notified claims will impact future reported losses. When reported losses grow to a magnitude at which they suggest a trend, PXRE can, and does, re-estimate loss reserves.

Back to Contents

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

During the third quarter of 2005, we experienced net adverse development of $11.9 million for prior-year losses and loss expenses, consisting of $6.4 million of adverse development on our catastrophe and risk excess segment and $5.5 million of adverse development on our exited lines segment. The $6.4 million of prior-year catastrophe and risk excess losses were related to re-estimation of the 2004 storm losses following additional claim reports from cedents. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

Back to Contents

During the third quarter of 2004, we experienced net adverse development of $12.2 million for prior-year losses and loss expenses, comprised of $7.8 million catastrophe and risk excess net favorable development and $20.0 million exited lines net adverse development. The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes. The $20.0 million net adverse development related to exited lines is due primarily to recording additional loss reserves of $14.7 million relating to an adverse legal ruling that resulted in a settlement of a litigation involving an excess of loss retrocessional reinsurance agreement with LMC and the commutation of several treaties with a ceding company for which we wrote general liability business within our direct casualty operations.

Loss and loss expense liabilities as of September 30, 2005 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$872,416	$603,963
Exited Lines	113,025	109,522

Total	$985,441	$713,485

On an overall basis, the low and high ends of a range of reasonable net loss reserves are $50.5 million below and $107.4 million above the $713.5 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$555,715	$603,963	$709,348
Exited Lines	98,379	109,522	121,503

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

Back to Contents

For the first nine months of 2005, the assumed premium estimate is $14.2 million, which is 5% of the total gross current underwriting year premium written of $283.1 million, excluding reinstatement premiums. The estimated premium receivable included in premiums receivable, excluding reinstatement premiums, was $21.4 million at September 30, 2005.

We record an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets.

The premiums on reinsurance business ceded are recorded as incurred evenly over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under GAAP, we are not permitted to establish reserves for these potential additional premiums until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums. As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums. Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business. No assurance can be given, however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums. For example, in the case of the September 11, 2001 terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of net additional premiums and reinstatement premiums. In the case of Hurricanes Katrina and Rita, our net premiums earned were reduced by $25.9 million in the third quarter of 2005 as a result of net additional premiums and reinstatement premiums.

Back to Contents

Cautionary Statement Regarding Forward-Looking Statements

This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by us or on our behalf in press releases, written statements or other documents filed with the SEC, or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements, identified by words such as “intend,” “believe,” “anticipate,” or “expects” or variations of such words or similar expressions are based on current expectations, speak only as of the date thereof, and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, the forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution investors and analysts that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:

(i)	because of exposure to catastrophes, our financial results may vary significantly from period to period;

(ii)	we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;

(iii)	we operate in a highly competitive environment;

(iv)	reinsurance prices may decline, which could affect our profitability;

(v)	underwriting reinsurance includes the application of judgment, the assessment of probabilities and outcomes, and assumption of correlations, which are subject to inherent uncertainties;

(vi)	reserving for losses includes significant estimates which are also subject to inherent uncertainties, which uncertainties are particularly acute in the wake of Hurricane Katrina;

(vii)	a decline in the credit rating assigned to our claim-paying ability may impact our potential to write new or renewal business;

(viii)	a decline in our ratings may require us to transfer premiums retained by us into a beneficiary trust or may allow clients to terminate their contract with us;

(ix)	our investment portfolio is subject to market and credit risks which could result in a material adverse impact on our financial position or results;

Back to Contents

(x)	because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by them could adversely affect us; and our reliance on reinsurance brokers exposes us to their credit risk;

(xi)	we have exited the finite reinsurance business, but claims in respect of the business we wrote could have an adverse effect on our results of operations;

(xii)	we may be adversely affected by foreign currency fluctuations;

(xiii)	retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms;

(xiv)	the impairment of our ability to provide collateral to cedents could affect our ability to offer reinsurance in certain markets;

(xv)	the reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong;

(xvi)	regulatory constraints may restrict our ability to operate our business;

(xvii)	determination by the United States Internal Revenue Service that we or our offshore subsidiaries are subject to U.S. taxation could result in a material adverse impact on our financial position or results; and

(xviii)	changes in tax laws, tax treaties, tax rules and interpretations could result in a material adverse impact on our financial position or results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have reviewed our exposure to market risks at September 30, 2005 and the changes in exposure since December 31, 2004. The principal market risks which we are exposed to continue to be interest rate risk and credit risk.

The composition of our fixed maturity portfolio did not change materially during the third quarter of 2005. There were no material changes in our exposure to market risks or our risk management strategy during the third quarter of 2005.

Back to Contents

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

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter of Credit Facility Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated August 2, 2005).

10.2	Insurance Letters of Credit – Master Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 99.2 of PXRE Group Ltd.’s Current Report on Form 8-K dated August 2, 2005).

10.3	Pledge Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 99.3 of PXRE Group Ltd.’s Current Report on Form 8-K dated August 2, 2005).

10.4	Share Purchase Agreement, dated September 30, 2005, by and among PXRE Group Ltd. and the investors named on the signature pages thereto (including exhibits B and C thereto) (incorporated by reference to Exhibit 4.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated September 30, 2005).

10.5	Underwriting Agreement, dated October 3, 2005, between PXRE Group Ltd. and Credit Suisse First Boston LLC, as the underwriter (incorporated by reference to Exhibit 1.2 of PXRE Group Ltd.’s Current Report on Form 8-K dated October 3, 2005).

31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

PXRE GROUP LTD.

	By:	/s/ John M. Modin

John M. Modin
Executive Vice President and Chief Financial Officer

October 28, 2005