Form 10-K
period 2005-12-31
PXRE GROUP LTD
filed 2006-03-16
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number 1-15259

PXRE GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

PXRE House 110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address, including zip code, of principal executive offices)	(Mailing address)

(441) 296-5858
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	COMMON SHARES, par value $1.00 per share New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated Filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, computed by reference to the closing price of such common equity on the New York Stock Exchange as of the close of business on June 30, 2005 was $527,268,084.  As of March 13, 2006, 72,272,396 of the registrant’s common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PXRE Group Ltd.’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 9, 2006 are incorporated by reference into Part III of this Form 10-K to the extent stated herein.  Additionally, certain documents are incorporated by reference into Part IV of this Form 10-K as stated therein.

PART I

          Unless the context otherwise requires, references in this Form 10-K to “PXRE,” “we,” “us” and “our” include PXRE Group Ltd., a Bermuda company (the “Company”) and its subsidiaries, which principally include PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”).  References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”).  References to SAP refer to statutory accounting principles (“SAP”) in either Bermuda where PXRE Bermuda is domiciled or the State of Connecticut where PXRE Reinsurance is domiciled, as applicable.

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

(i)
we are exploring strategic alternatives and the implementation of any of these alternatives could involve substantial uncertainties and risks, including, among other things, the risk of failure in the implementation thereof and significant restructuring costs;

(ii)
as a result of the recent decline in our ratings and decline in capital, more than 75% of our clients, measured by premium volume, may have the right to cancel their reinsurance contracts, which could result in a substantial loss in premium volume in 2006 and subsequent periods;

(iii)	the downgrade in the ratings of our reinsurance subsidiaries by rating agencies will materially and negatively impact our business and results of operations;

(iv)
the decline in our ratings and reduction in our surplus will allow clients to terminate their contracts with us and, with respect to ceded reinsurance, may require us to transfer premiums retained by us into a beneficiary trust;

(v)	we may not be able to identify or implement strategic alternatives for PXRE;

(vi)
if our Board of Directors concludes that no feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff and eventually commence an orderly winding up and liquidation of PXRE operations over some period of time that is not currently determinable;

(vii)
if the Board of Directors elects to pursue a strategic alternative that does not involve the continuation of meaningful property catastrophe reinsurance business, there is a risk that the Company could incur material charges or termination fees in connection with our collateralized catastrophe facilities;

(viii)
our ability to continue to operate our business and to identify, evaluate and complete any strategic alternative are dependent on our ability to retain our management and other key employees, and we may not be able to do so;

(ix)
the market price of our common stock has declined and may decline further as a result of our announcements of increased loss estimates for losses due to Hurricanes Katrina, Rita and Wilma and the ratings downgrades we have experienced;

(x)	recent adverse events have affected the market price of our common shares, which may lead to securities litigation, administrative proceedings or both being brought against us;

(xi)	reserving for losses includes significant estimates which are also subject to inherent uncertainties;

(xii)
without the approval by our shareholders of a proposal to reduce our share premium account and reallocate certain capital to our contributed surplus account, we may be restricted by law from declaring or paying dividends to our shareholders in the future, including our normal quarterly dividend;

(xiii)	because of exposure to catastrophes, our financial results may vary significantly from period to period;

(xiv)	we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;

(xv)
we may be overexposed to smaller catastrophe losses and for certain geographic areas and perils due to the cancellations of a substantial portion of our assumed reinsurance contracts following our recent ratings downgrade;

(xvi)	we operate in a highly competitive environment and no assurance can be given that we will be able to compete effectively in this environment;

(xvii)	reinsurance prices may decline, which could affect our profitability;

(xviii)	we may require additional capital in the future;

(xix)	our investment portfolio is subject to significant market and credit risks which could result in an adverse impact on our financial position or results;

(xx)	because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by any one or more of them could adversely affect us;

(xxi)	the impact of investigations of broker fee and placement arrangements could adversely impact our ability to write more business;

(xxii)	we have exited the finite reinsurance business, but claims in respect of finite reinsurance could have an adverse effect on our results of operations;

(xxiii)	our reliance on reinsurance brokers exposes us to their credit risk;

(xxiv)	we may be adversely affected by foreign currency fluctuations;

(xxv)	retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms;

(xxvi)	we have exhausted our retrocessional coverage with respect to Hurricane Katrina, leaving us exposed to further losses;

(xxvii)
recoveries under portions of our collateralized facilities are triggered by modeled loss to a notional portfolio, rather than our actual losses arising from a catastrophe event, which creates a potential mismatch between the risks assumed through our inwards reinsurance business and the protection afforded by these facilities;

(xxviii)	our inability to provide the necessary collateral could affect our ability to offer reinsurance in certain markets;

(xxix)
the insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong;

(xxx)	regulatory constraints may restrict our ability to operate our business;

(xxxi)
any determination by the United States Internal Revenue Service (“IRS”) that we or our offshore subsidiaries are subject to U.S. taxation could result in a material adverse impact on our financial position or results; and

(xxxii)	any changes in tax laws, tax treaties, tax rules and interpretations could result in a material adverse impact on our financial position or results.

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

Business: Overview

          PXRE Group Ltd. is an insurance holding company organized in Bermuda.  We provide reinsurance products and services to a worldwide marketplace through subsidiary operations in Bermuda, Europe and the United States.  Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written for the year ended December 31, 2005.

          Recent Events

          Our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to most of our reinsurance clients.  This ratings downgrade is expected to have a significant negative impact on our financial condition, future results of operations and profitability.  In light of the potential negative consequences of the rating downgrade, our Board of Directors has decided to explore strategic alternatives for PXRE and has retained Lazard Frères & Co. LLC (“Lazard”) as a financial advisor to assist in this process.

          There are many possible alternatives that we are exploring which include, among others, a sale of PXRE or a sale of certain or substantially all of our assets to, or a merger with, one or more other companies, and our Board of Directors has not excluded any possibility from consideration.  The Board of Directors is also considering a variety of alternate business strategies.  If our Board of Directors concludes that no other alternative would be in the best interests of our shareholders, it may determine that the best alternative is to place PXRE’s reinsurance business into runoff and eventually commence an orderly winding up of PXRE operations over some period of time that is not currently determinable.  If the runoff alternative is chosen, during the course of 2006 and future periods we expect to continue to pay losses and expenses as they come due and will continue to earn investment income on our investment portfolio. In pursuing any strategic alternative, the Company expects that from time to time it will enter into periods of exclusivity, for purposes of conducting diligence or otherwise investigating the merits of a particular transaction.

          The implementation of any of the strategic alternatives being considered by the Board of Directors could involve substantial uncertainties and risks, including, among other things, the risk of failure in the implementation of these strategic alternatives and significant restructuring costs.

          On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma.  We also first announced our intention to explore strategic alternatives due to concerns about the potential negative impact of such increased estimates on our credit ratings.

          Immediately following this announcement, Standard & Poor’s Ratings Services (“S&P”), a division of the McGraw-Hill Companies, Inc., downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications.  A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization, also downgraded its financial strength rating from “A-” to “B++” with a negative outlook.  On February 17, 2006, Moody’s Investor Services (“Moody’s”) downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.

          On February 22, 2006, we announced our financial results for the quarter ended December 31, 2005.  We also announced a further increase in our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of 2005 with 2004 – Losses and Loss Expenses.

          On February 23, 2006, S&P further downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-” where they remain on CreditWatch with negative implications.  On February 24, 2006, A.M. Best further downgraded its financial strength rating on these entities from “B++” to “B+” with a negative implication.  On February 28, 2006, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade.  See Item 1 – Business: Ratings.

          Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies.  Due to these recent ratings downgrades of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and it is more difficult for us to retain our reinsurance portfolio and renew many of our existing reinsurance agreements, especially since we have been downgraded from the “A” category to the “B” category.  This downgrade will result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

          It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies.  Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance how many of our clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects, but, depending on the number of contracts involved, such an effect could be materially adverse.  As of January 1, 2006, more than 75% of our business (by premium volume) is subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital.  As of March 13, 2006, we had received notice of cancellation from approximately 33% of our clients, calculated using premiums with respect to in-force business as of January 1, 2006, and it is anticipated that this percentage will increase.

          Overview of our 2005 Business

          The following discussion of our Business in Item 1 of this Annual Report on Form 10-K concerns PXRE’s business operations during 2005 and prior.  As discussed above, our Board of Directors has decided to explore strategic alternatives and no assurances can be given as to what form our business will take in 2006.

          As of December 31, 2005 our catastrophe and risk excess business includes property catastrophe excess of loss, property pro-rata, property catastrophe retrocessional, property risk excess, and marine excess and aerospace excess reinsurance products.  Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986.  This means that we primarily focus on providing reinsurance in respect of events which do not tend to occur frequently, but when they do occur, have the potential to generate a large amount of losses per occurrence.  This focus on high-severity, relatively low frequency lines of business exposes us to short term volatility.

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

          There are two basic types of reinsurance arrangements: treaty and facultative reinsurance.  All of our business is written as treaty reinsurance.  In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company.  Under treaty reinsurance, reinsurers do not generally separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company.  In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract.  Facultative reinsurance is negotiated separately for each insurance contract that is reinsured.  Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

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

          Property catastrophe reinsurance generally covers claims arising from large catastrophes around the world such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters.  In underwriting our property catastrophe portfolio, we seek to diversify our exposures geographically and by peril in order to manage the risks assumed and maximize the return on our portfolio.  In 2005, approximately 93% of our property catastrophe reinsurance and retrocessional products were written on an excess-of-loss basis.  All of our reinsurance contracts contain aggregate limits on our exposure to losses.  For the year ended December 31, 2005, approximately 70% of our property catastrophe and risk excess net premiums written emanated from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia.

          We provide property catastrophe products to both insurers and reinsurers.  As of December 31, 2005, insurance and reinsurance companies comprised approximately 78% and 22%, respectively, of our total number of clients, based solely on client count.  As of December 31, 2005, we had approximately 400 clients.  The reinsurance of a reinsurer or retrocedent is referred to as retrocessional reinsurance.  Retrocessional reinsurance allows a reinsurer to cover its own risk exposure and can act to reduce net liability on individual or classes of risks, protect against catastrophic losses and create additional underwriting capacity.  Retrocessional business generally carries substantially higher risk premiums than property catastrophe reinsurance business.  We believe this risk premium is required because retrocessional coverage is characterized by higher volatility, principally due to the fact that retrocessional contracts expose a reinsurer to an uncertain level of correlation with other existing reinsurance contracts.  In addition, the information available to retrocessional underwriters concerning the original primary risk is often less precise than the information received from primary insurers directly.  The lack of precision in the information received from retrocessional clients also increases the difficulty of estimating losses in the immediate aftermath of a catastrophe event.  Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound.  There are substantially fewer competitors offering this type of coverage due to the risks entailed in underwriting retrocessional business.

          We also offer our clients property-per-risk, marine and aerospace reinsurance and retrocessional products.  Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess of loss reinsurance protects our clients against a large loss arising from a single risk or location.  Substantially all of our property-per-risk is written on an excess-of-loss basis with contractual aggregate limits on our exposure to losses.  Our aerospace reinsurance business includes both excess of loss aviation business and excess of loss and pro rata satellite reinsurance business.

          The property reinsurance market has historically been a very cyclical market, with pricing improving significantly in the wake of major insured catastrophe losses.  For example, the events of September 11, 2001, combined with industry-wide reserve deficiencies recognized subsequently, and generally poor investment performance of recent years, resulted in increases in pricing in conjunction with improved terms and conditions for the insurance industry for the underwriting years 2002 through 2004.  As a direct result, we experienced significant rate increases and strong profitability in our core property catastrophe and risk excess segment, which is reflected in our results of operations for the years ended December 31, 2002 and 2003.  Operating in this favorable environment, we had net income before convertible preferred share dividends of $64.5 million in 2002 and $96.6 million in 2003.

          The underwriting environment remained favorable in 2004, but our underwriting results were negatively impacted by losses arising from Hurricanes Charley, Frances, Ivan and Jeanne that occurred during the third quarter of 2004.  As a result, net income before convertible preferred share dividends for the year ended December 31, 2004 was $22.8 million.

          In 2005, the underwriting environment generally remained favorable, but reinsurance rates in certain international territories had begun to soften.  The unprecedented severity of Hurricane Katrina, followed by Hurricanes Rita and Wilma, however, resulted in a net loss before convertible preferred share dividends of $697.6 million for the year ended December 31, 2005.  As a result of the unprecedented size of the industry-wide losses from Hurricanes Katrina, Rita and Wilma, rates and limitations in coverage are expected to be favorable for each of the lines of business that we underwrite in 2006.

          We conduct our business primarily through our principal operating subsidiaries, PXRE Bermuda, PXRE Reinsurance, and PXRE Europe.  PXRE Bermuda is a broker-market reinsurer with $530.8 million of statutory capital and surplus as of December 31, 2005, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks.  PXRE Bermuda’s reinsurance business is also supported by an unlimited parental guarantee from the Company and an excess of loss reinsurance treaty from PXRE Reinsurance that provides $100.0 million of reinsurance protection in excess of $110.0 million at January 1, 2006.  PXRE Bermuda is neither licensed nor admitted as an insurer in any jurisdiction other than Bermuda.

          PXRE Reinsurance is a broker-market reinsurer with $127.0 million of statutory capital and surplus as of December 31, 2005, which principally underwrites treaty reinsurance for property (including marine and aerospace) risks.  PXRE Reinsurance is licensed, accredited or permitted to do business in each of the 50 states and the District of Columbia, Puerto Rico, Bermuda, Colombia, Mexico and until January 31, 2003 operated a branch in Belgium, which we refer to as PXRE’s Brussels Branch.

          PXRE Europe, a Belgian reinsurance intermediary, performs reinsurance intermediary activities on behalf of PXRE Bermuda and PXRE Reinsurance.

Business: History

          The Company was formed in 1999 as part of the reorganization of PXRE Delaware, a Delaware corporation.  Prior to the reorganization, PXRE Delaware was the ultimate parent holding company of the various PXRE companies and its common shares were publicly-traded on the New York Stock Exchange.  As a result of the reorganization, the Company became the ultimate parent holding company of PXRE Delaware and the holders of PXRE Delaware common stock automatically became holders of the same number of the Company’s common shares.  The reorganization was consummated at the close of business on October 5, 1999 and, on October 6, 1999 the Company’s common shares commenced trading on the New York Stock Exchange under the symbol “PXT.”  The reorganization also involved the establishment of a Bermuda-based reinsurance subsidiary, PXRE Bermuda, and a Barbados based reinsurance subsidiary, PXRE Barbados.

          The Company’s predecessor, PXRE Delaware, was organized in July 1986 to succeed, through PXRE Reinsurance, to the property and casualty reinsurance business carried on since 1982 by Phoenix General Insurance Company.

          We effected an internal reorganization of our subsidiaries on March 15, 2005.  The purpose of the reorganization was to consolidate all of our non-Bermudian subsidiaries under a newly formed holding company established in Ireland, PXRE Ireland.  PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda.  In the reorganization, PXRE Barbados distributed all of the common shares of PXRE Delaware to PXRE Bermuda.  PXRE Bermuda then contributed the common shares of PXRE Delaware and the common shares of PXRE Europe to PXRE Ireland.  Following the reorganization, PXRE Barbados ceased writing any new reinsurance business and is expected to be wound up in an orderly fashion during 2006.

          Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986.  Beginning in 1997, the pricing and terms in our core property reinsurance markets began to deteriorate, resulting in a soft reinsurance market that only began to recover in late 2000.  During that time, we decided to pursue a variety of diversification efforts to enhance our competitiveness and growth opportunities in that soft reinsurance market environment that included: the establishment of a corporate member (“PXRE Limited”) at Lloyd’s of London (“Lloyd’s”) an underwriting syndicate (“PXRE Lloyds Syndicate 1224”) and managing agent; the establishment of an excess and surplus lines operation; the addition of a reinsurance platform offering primarily casualty products directly to insurance companies (rather than through reinsurance brokers); the enhancement of our international broker market reinsurance platform to include additional lines of business, including casualty and credit risks; an acceleration of business offerings to one of our managed business participants; and the formation of a finite reinsurance unit.

          In the wake of the events of September 11, 2001, we decided to return our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products.  Accordingly, we exited all of the non-property catastrophe and risk businesses other than our finite business.  In the first half of 2004, market conditions for finite risk deteriorated sufficiently for us to exit this line of business as well.  As a result of this strategic realignment, we became solely focused on our catastrophe and risk excess business and have reduced the number of our employees from a high of 103 in December 1999 to 58 at December 31, 2005.

Business: Operating Segments

          During 2005, PXRE operated in two reportable property and casualty segments – (i) catastrophe and risk excess and (ii) exited lines – based on PXRE’s approach to managing the business.  Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing “other lines” segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment.  In addition, PXRE is reporting its previously existing “finite business” segment with its exited lines segment to reflect its decision to run-off the in-force finite business and not enter into any new finite transactions subsequent to March 31, 2004.  PXRE’s segments for 2003 were restated to be comparable to the two segments discussed above.  As a result of the above, the exited lines segment now includes business previously written and classified by the Company as direct casualty, Lloyd’s, international casualty and finite.

          In addition, PXRE operated in two geographic segments in 2005 – North American, representing North American based risks written by North American based clients, and International (principally worldwide risks including the United States, United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia), representing all other premiums written.

          There are no differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.

          PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains and losses, or interest expense to these segments.  Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

Operating Segments-Catastrophe and Risk Excess

          Our primary business during 2005 was our catastrophe and risk excess business.  Our catastrophe and risk excess portfolio consists principally of property catastrophe excess of loss, property pro-rata, property catastrophe retrocessional, property risk excess, and marine excess and aerospace excess reinsurance coverages.  The catastrophe and risk excess segment accounted for substantially all of our net premiums earned for the years ended December 31, 2005 and 2004.  This portfolio can be characterized as being comprised of coverages involving higher expected margins and volatility.

          Net premiums earned in this segment were $389.6 million, $301.8 million and $262.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase in premium volume for the catastrophe and risk excess segment since 2001 was largely attributable to increases in the volume of business underwritten, and the rates charged, as a result of large losses from catastrophic events (including the events of September 11, 2001 and Hurricanes Charley, Frances, Ivan and Jeanne that occurred in 2004).  The increase in 2005 can also be attributed to net reinstatement and additional premiums of $43.9 million associated with Hurricanes Katrina, Rita and Wilma.

          The catastrophe and risk excess segment produced an underwriting loss of $664.4 million for the year ended December 31, 2005.  The primary cause of this underwriting loss was the impact of catastrophe losses arising from Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.  The underwriting loss from Hurricanes Katrina, Rita and Wilma affected both the North American and International segments due to treaties with worldwide coverage.

          Largely as a result of the occurrence of Hurricanes Charley, Frances, Ivan and Jeanne, the catastrophe and risk excess segment produced underwriting income of only $70.2 million for the year ended December 31, 2004.  The hurricane losses impacted both North American and International geographic segments as reinsurance being assumed from non-U.S. based clients was exposed to North American and Caribbean perils.

          This segment produced an underwriting profit of $160.0 million in 2003.

          For 2005 and 2004, approximately 70% and 75%, respectively, of our catastrophe and risk excess net premiums written were derived from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia.

          The following table presents the distribution of our net premiums written, net premiums earned, losses incurred, commission and brokerage, net of fee income and our underwriting (loss) income for the periods indicated under our catastrophe and risk excess segment.

	Year Ended December 31,

Catastrophe and Risk Excess Segment:	2005	2004	2003

($000’s)
Net Premiums Written (1)
International	$378,583	$250,505	$225,469
North American	159,101	85,661	72,976
Excess of Loss Cessions	(129,413)	(28,729)	(32,222)

	$408,271	$307,437	$266,223

Net Premiums Earned (1)
International	$372,433	$249,365	$222,112
North American	148,506	87,109	72,178
Excess of Loss Cessions	(131,357)	(34,655)	(32,227)

	$389,582	$301,819	$262,063

Losses Incurred
International	$737,749	$163,781	$49,239
North American	428,185	39,766	22,845
Excess of Loss Cessions	(161,163)	(4,649)	(626)

	$1,004,771	$198,898	$71,458

Commission and Brokerage, Net of Fee Income
International	$25,910	$21,898	$19,923
North American	16,306	10,550	7,631
Excess of Loss Cessions	7,040	281	3,062

	$49,256	$32,729	$30,616

Underwriting (Loss) Income (2)
International	$(391,226)	$63,686	$152,950
North American	(295,985)	36,793	41,702
Excess of Loss Cessions	22,766	(30,287)	(34,663)

	$(664,445)	$70,192	$159,989

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

(2)
Underwriting (loss) income includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses or interest expense.  See Note 13 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

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

          The property catastrophe excess of loss reinsurance business operates on a subscription basis, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers.  All subscribing reinsurers participate at substantially the same pricing, terms, and conditions.

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

          Retrocessional coverage is characterized by high volatility, principally because retrocessional contracts expose a reinsurer to an uncertain level of correlation with other existing reinsurance contracts.  In addition, the information available to retrocessional underwriters concerning the original primary risk can be less precise than the information received from primary companies directly.  The lack of precision in the information received from retrocessional clients also increases the difficulty of estimating losses in the immediate aftermath of a catastrophe event.  Moreover, exposures from retrocessional business can change within a contract term if the underwriters of a retrocedent dramatically alter their book of business after retrocessional coverage has been bound.

          Property Risk Excess Reinsurance.  Our property risk excess business reinsures individual property risks of ceding companies on a treaty basis.  This business is comprised of a highly diversified portfolio of property risk excess reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients.  Loss exposures in this business include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake.  For the year ended December 31, 2005, approximately 14% of the clients reinsured by us in this business were located in North America and approximately 86% were located internationally, based on net premiums written.

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

          Reinsurance contracts that provide coverage of individual underlying insurance policies may contain significant risk of accumulation of exposures to natural and other perils.  Our underwriting process recognizes these exposures.  Natural perils, such as windstorm and earthquake, are analyzed through our modeling systems.  Other perils, such as fire, terrorism events and flood, are considered on a contract-by-contract basis and monitored for cumulative aggregate exposure.

          This property per risk business operates as a subscription market.  Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing, terms, and conditions.

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

          Marine Reinsurance.  The marine portfolio is currently very limited and provides retrocessional coverage primarily against large insured market losses in the offshore energy, protection and indemnity, and pollution business segments.  In 2005, we did not underwrite any marine reinsurance contracts.

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

          The exited lines segment accounted for $(1.3) million, $2.4 million and $12.2 million of net premiums written in 2005, 2004 and 2003, respectively.  Virtually all of the premiums under these contracts have now been earned and we do not expect to report a material amount of premiums in this segment in 2006.  In 2005, 2004 and 2003, the exited lines segment produced underwriting losses of $7.7 million, $22.8 million and $39.0 million, respectively.  Underwriting losses for the exited lines segment in 2004 relate primarily to adverse loss development on a finite contract with Lumbermens Mutual Casualty Company (“LMC”).  During the fourth quarter of 2004, this contract was commuted.

          In the fourth quarter of 2005, we sold PXRE Limited, the sole corporate capital provider to PXRE Lloyd’s Syndicate 1224, to Chaucer Holdings PLC (“Chaucer”) and agreed terms for the reinsurance to close of the liabilities of PXRE Lloyd’s Syndicate 1224 into a Lloyd’s syndicate controlled by Chaucer.  As part of the transaction, PXRE Bermuda entered into a stop loss reinsurance contract with the Chaucer Syndicate, pursuant to which PXRE Bermuda is obligated to indemnify the Chaucer Syndicate if reinsurance liabilities arising from the PXRE Lloyd’s Syndicate 1224 exceed £6.0 million (approximately $10.4 million), subject to an aggregate limit of liability of £12.0 million (approximately $20.8 million).  Prior to sale, net loss reserves for Lloyd’s Syndicate 1224 were $11.1 million.  As of December 31, 2005, PXRE Bermuda has $1.1 million of net loss reserves related to the stop loss reinsurance contract.

          The following table presents the distribution of our net premiums written, net premiums earned, losses incurred, commission and brokerage, net of fee income and our underwriting (loss) income for the periods indicated under our exited lines segment.

	Year Ended December 31,

Exited Lines Segment:	2005	2004	2003

($000’s)
Net Premiums Written (1)
International	$(272)	$(119)	$3,127
North American	(994)	2,469	9,061

	$(1,266)	$2,350	$12,188

Net Premiums Earned (1)
International	$(268)	$(121)	$3,199
North American	(990)	6,374	55,671

	$(1,258)	$6,253	$58,870

Losses Incurred
International	$(4,012)	$(4,618)	$9,989
North American	10,764	32,067	76,151

	$6,752	$27,449	$86,140

Commission and Brokerage, Net of Fee Income
International	$17	$417	$356
North American	(314)	1,180	11,354

	$(297)	$1,597	$11,710

Underwriting (Loss) Income (2)
International	$3,727	$4,080	$(7,146)
North American	(11,440)	(26,873)	(31,834)

	$(7,713)	$(22,793)	$(38,980)

(1)	Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.

(2)
Underwriting (loss) income includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses or interest expense.  See Note 13 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

Business: Underwriting

          During 2005, we pursued a core strategy of short-tail, high-severity, low frequency lines of business.  Reinsurance treaties are reviewed for compliance with our general underwriting standards and nearly all treaties are evaluated in part based upon our internal quantitative analysis using our proprietary, internally developed models as well as third party models.  We seek to manage our risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage and retrocessional agreements.  As we underwrite risks from a large number of clients based on information generally supplied by reinsurance brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes.  We have developed systems and software tools to monitor and manage the accumulation of our exposure to such losses. We have established guidelines for maximum tolerable losses from a single or multiple catastrophic events based on historical data and probabilistic risk limits. No assurance, however, can be given that these guidelines for probabilistic risk limits will not be exceeded in an actual event. In fact, these guidelines for probabilistic risk limits for a single event were exceeded by the unprecedented accumulation of exposures in the Hurricane Katrina loss. Under the guidelines of the probabilistic risk limits in place during 2005, we sought to limit our gross loss and loss expenses from any single event to $683.0 million. Our gross loss and loss expenses arising from Hurricane Katrina were $771.0 million as of December 31, 2005, which was $88.0 million over our guidelines for the probabilistic risk limits. Several factors contributed to the Company’s exceeding its probabilistic risk limits. Losses arising from flood coverage provided by our cedents to their policyholders were more widespread than in past hurricanes. In certain cases, losses were larger than expected for those treaties which saw increases in cedents’ exposures in the US Gulf Coast from the time they purchased reinsurance from us to the time of Hurricane Katrina. Finally, the unprecedented characteristics of Hurricane Katrina resulted in significant losses under treaties which would not normally be expected to trigger such losses in a hurricane.

          We utilize a two-tier approach to risk management, including both overall risk limits and a portfolio optimization system.  Our portfolio optimization system incorporates third-party catastrophe modeling software and internally developed models.  Our software tools use exposure data provided by our ceding company clients to simulate catastrophic losses.

          Data output from the commercial modeling software is incorporated in our proprietary model for multiple purposes.  First, the data is used to estimate the amount of reinsurance premium that is required to pay the long-term expected losses under the proposed contracts.  Second, the data is used to estimate correlation among the contracts we have written.  The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed contract.  Finally, the data is used to monitor our cumulative exposure to individual perils across all of our businesses.  This system is used to price each reinsurance contract based on marginal capital requirements, and enables our underwriters to dynamically evaluate potential new business and exposures against the background of our existing business to optimize the overall portfolio.  Any new business bound is incorporated in this analytical approach to enable a real-time assessment of the portfolio.

          Our pricing of property catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, surcharges for potential unmodeled exposures (such as flooding), fixed and variable expense estimates and profit requirements.  The profit requirements are based on incremental capital usage estimates described above and our required return on consumed capital.

          Our portfolio is also subject to probabilistic risk limits for the business as a whole, by territory and by type of events.

          We maintain strict limits on our departmental underwriting authority.  All risks of up to $1.5 million per treaty program must be approved by a minimum of two underwriters, one of whom must be the department head.  All risks above $1.5 million must be referred to our underwriting committee.  The committee is comprised of our Chief Executive Officer, Chief Operating Officer and two senior underwriters.  The number of committee members required for approval of a program increases with the amount of risk involved.  One underwriter and at least one member of the underwriting committee other than the underwriter’s department head must approve treaty program lines in excess of $1.5 million and up to $5.0 million.  At least two members of the underwriting committee must approve any treaty program lines that are greater than $5.0 million or any programs that are deemed outside the predominant risk distribution of the overall portfolio.

Business: Marketing

          During 2005, we provided reinsurance for international insurance and reinsurance companies headquartered, principally, in the United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia.  In the United States, we reinsured national and regional insurance and reinsurance companies and specialty insurance companies.

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

          In both 2005 and 2004, substantially all of gross premiums written were written in the broker market.  Approximately 80% of gross premiums written for the year ended December 31, 2005 were arranged through brokers individually representing 10% or more of gross premiums written including Benfield Greig Ltd. (approximately 31%), the worldwide branch offices of Guy Carpenter & Company, Inc., a subsidiary of Marsh & McLennan Companies, Inc. (approximately 25%), Aon Group Ltd. (approximately 13%), and Willis Re Inc. (approximately 11%).  The commissions we paid to these intermediaries are generally at the same rates as those paid to other intermediaries.  The Company’s policy is not to pay different commission rates based on volume.

Business: Competition

          Our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to most of our reinsurance clients.  These ratings downgrades are expected to have a significant negative impact on our competitive position within all of our lines of reinsurance business.

          Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies.  Due to these recent ratings downgrades of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and it is more difficult for us to retain our reinsurance portfolio and renew many of our existing reinsurance agreements, especially since we have been downgraded from the “A” category to the “B” category.  This downgrade will result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

          Competitive forces in the property and casualty reinsurance industry are substantial.  We operate in an industry that is highly competitive and is undergoing a variety of challenging developments.  The industry has in recent years placed increased importance on credit ratings, size and financial strength in the selection of reinsurers.  This trend became more pronounced in the wake of September 11, 2001, with the formation of a number of large, well-capitalized reinsurance companies in Bermuda and the significant level of additional capital raised by existing competitors.

          Another group of reinsurance company start-ups have also been formed in the wake of Hurricanes Katrina, Rita and Wilma, many of which intend to focus on the short tail property reinsurance markets in which PXRE competes.  Other existing competitors have also formed “side car” reinsurers to supplement their existing capacity to underwrite short tail property reinsurance business.  Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products that bring together capital markets and reinsurance experience.

          We compete with numerous major reinsurance and insurance companies.  These competitors, many of whom have higher credit ratings, substantially greater financial, marketing and management resources than us, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates.  We also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by us.

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

          It is difficult to accurately measure the annual industry premium related to catastrophe and risk excess reinsurance; and therefore, it is difficult to measure PXRE’s share of this market.  Several factors contribute to this lack of market information, including the fact that catastrophe reinsurance is often written by non-public reinsurance companies and public multi-line reinsurance companies often do not disclose the amount of catastrophe and risk excess reinsurance that they write.  While we have access to the transactions presented to us, we do not have access to all of the transactions in the market.  Furthermore, we may not know the final outcomes of all business submitted to PXRE due to (i) not receiving allocations on all business authorized and (ii) not authorizing all business submitted.  As a result of our recent ratings downgrades, it is not possible to predict our market share in 2006, but we expect it will be significantly less than 2005.

Business: Ceded Reinsurance Agreements

          We selectively manage our catastrophe exposures and increase our underwriting commitments by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements.  We have a ceded reinsurance underwriting committee consisting of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and one senior underwriter responsible for the selection of reinsurers as quota share reinsurers or as participating reinsurers in the catastrophe coverage protecting us.  Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer.  This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization.  All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to our approval.  Although management carefully selects our retrocessionaires, we are subject to credit risk with respect to our retrocessionaires because the ceding of risk to retrocessionaires does not relieve us of our liability to clients.

          The following table sets forth certain information regarding the volume of premiums we ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

	Year Ended December 31,

($000’s)	2005	2004	2003

Gross premiums written	$542,325	$346,035	$339,140
Reinsurance premiums ceded:
Quota share reinsurers	814	(5,704)	(27,943)
Exited lines segment	—	—	608
Catastrophe coverage and other	(136,134)	(30,544)	(33,394)

Total reinsurance premiums ceded	(135,320)	(36,248)	(60,729)

Net premiums written	$407,005	$309,787	$278,411

          The increase in reinsurance premiums ceded in 2005 is primarily attributable to reinstatement and additional premium owed to our reinsurers as a result of Hurricane Katrina.

          We had reinsurance recoverables of $111.9 million as of December 31, 2005, which represents a 62% increase from the reinsurance recoverables of $69.2 million at December 31, 2004.  $63.7 million of the reinsurance recoverables is associated with the losses incurred as a result of Hurricanes Katrina, Rita and Wilma.  Approximately 97% of our reinsurance recoverables at December 31, 2005 are either fully collateralized or reside with entities rated  “A-” (as of January, 2006) or its equivalent or higher by A.M. Best or S&P.

          Our ten largest reinsurance recoverables as of December 31, 2005, ranked by the amount of the reinsurance recoverable, are listed below:
Reinsurer	Amount of Reinsurance Recoverable	Amount of Reinsurance Recoverable, Net of Collateral	Rating(1)

($000’s)

Hannover Reinsurance Limited	$40,000	$27,023	AA-
GE ERC Strategic Reinsurance Limited	16,060	—	A
E&S Reinsurance Limited	10,000	6,753	A
Select Reinsurance Ltd.	8,933	—	NR
Swiss Reinsurance America Corporation	8,030	6,163	AA
Poseidon Reinsurance Limited	8,000	—	NR
Allianz Risk Transfer	3,418	3,418	AA-
Auto Owners Group	3,028	2,507	AA
Everest Reinsurance Limited	2,500	2,500	AA-
Ace Tempest Reinsurance Ltd.	2,279	2,279	A+

	$102,248	$50,643

(1)	Ratings were assigned as of January, 2006. All ratings were as assigned by S&P, except the rating for GE ERC Strategic Reinsurance Limited, which was assigned by A.M. Best.

          A net receivable in the amount of $35.1 million on a commuted reinsurance treaty with Manufacturers Property & Casualty Limited is included in “Other assets” on the Consolidated Balance Sheets as of December 31, 2005.  The receivable was paid in full after December 31, 2005.

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

          For incurred but not reported losses, a variety of methods have been developed in the insurance industry for use in determining our provision for such liabilities.  In general, these methods involve the extrapolation of reported loss data to estimate ultimate losses.  Our loss calculation methods generally rely upon a projection of ultimate losses based upon the historical patterns of reported loss development.  Additionally, we establish provisions through our liabilities for incurred but not reported losses for any identified deficiencies in the liabilities for reported losses set by our reinsureds.

          In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information.  This reserving approach can cause significant development for an accident year.  As an event matures, we rely more on our own development patterns by type of event as well as contract information to project ultimate losses for the event.  Our loss estimation methods are described in more detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses.”  Reserving for catastrophe losses is an inherently uncertain process and there is a risk that our ultimate liability for a catastrophe event will exceed our best estimate of such liability.

          In reserving for non-catastrophe losses from recent years, we are usually required to make assumptions concerning the expected loss ratio usually for broad lines of business, but sometimes on an individual contract basis.  We consider historical loss ratios for each line of business and utilize information provided by our clients and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes.  As experience emerges, we revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our estimated development pattern in projecting ultimate losses.

          Management believes that our overall liability for losses and loss expenses recorded as of December 31, 2005 is adequate.  There is a risk that our liability for losses and loss expenses could prove to be greater than expected in any year, because of the inherent uncertainty in the reserving process with a consequent adverse impact on future earnings and shareholders’ equity.  Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors.

          Historically, we have focused on property related coverages.  In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period.  However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks that have an established historical pattern of losses.  In addition, we are required to make estimates of losses based on limited information from ceding companies as well as our own underwriting data due to the significant reporting delays that normally occur under our retrocessional book of business and with respect to insured losses that occur near the end of a reporting period.  Additionally, our estimates are subject to a high level of uncertainty due to the short period of time that has passed since Hurricanes Katrina, Rita and Wilma occurred, and the extremely complex and unique causation and coverage issues associated with Hurricane Katrina, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion.  The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered.  We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.  Our loss estimation methods for these hurricanes are described in more detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses.”

          Historically, we have underwritten a small amount of casualty reinsurance.  In 1998, we began underwriting new casualty lines of business and, in 1999 and 2000 we substantially expanded our casualty and finite businesses.  In September 2001, we ceased underwriting non-finite casualty business.  In the first half of 2004, we ceased underwriting finite risk business.  With respect to our casualty business, significant delays, ranging up to several years or more, can be expected between the reporting of a loss to us and settlement of our liability for that loss.  As a result, such future claim settlements could be influenced by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claims handling procedures.  In addition, most of the risks reinsured in our finite business are also casualty risks and are subject to some of the same risks as our casualty business.  While the reserving process is difficult and subjective for ceding companies, the inherent uncertainties of estimating such reserves are even greater for a reinsurer, due primarily to the longer time between the date of the occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

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

          The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2005, 2004 and 2003.  Except with respect to certain workers’ compensation liabilities, discounted by $0.6 million and $0.5 million at December 31, 2005 and 2004, respectively, we do not discount our loss and loss expense liabilities; that is, we do not calculate them on a present value basis.

	Year Ended December 31,

($000’s)	2005	2004	2003

Gross GAAP liability for losses and loss expenses, beginning of year	$460,084	$450,635	$447,829
Gross provision for losses and loss expenses:
Occurring in current year	1,158,583	219,939	120,114
Occurring in prior years	22,474	17,570	57,006

Total gross provision	1,181,057	237,509	177,120

Gross payments for losses and loss expenses:
Occurring in current year	(111,179)	(18,234)	(27,304)
Occurring in prior years	(202,385)	(213,228)	(142,803)

Total gross payments	(313,564)	(231,462)	(170,107)

Retroactive reinsurance assumed	—	(1,037)	(8,074)
Foreign exchange and other adjustments	(7,451)	4,439	3,867

Gross GAAP liability for losses and loss expenses, end of year	$1,320,126	$460,084	$450,635

Ceded GAAP liability for losses and loss expenses, end of year	(107,655)	(61,215)	(146,924)

Net GAAP liability for losses and loss expenses, end of year	$1,212,471	$398,869	$303,711

          During 2005, we incurred net losses from Hurricanes Katrina, Rita and Wilma of $850.8 million, before tax, and the impact of inwards and outwards reinstatements and additional premiums.  A summary of the gross and net losses incurred from Hurricanes Katrina, Rita and Wilma as of December 31, 2005 is set forth below:

	As of December 31, 2005

($000’s)	Gross Incurred Loss	Net Incurred Loss (1)

Hurricane Katrina	$771,010	$638,010
Hurricane Rita	68,894	68,894
Hurricane Wilma	174,602	143,905

	$1,014,506	$850,809

(1) Net of reinsurance recoveries on our outwards reinsurance.

          As of December 31, 2005, we have paid less than 10% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma.  Accordingly, the liability for loss and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes.  Our estimation of loss and loss expense liability involves significant uncertainties and is based on complex and subjective judgments.  Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses.”

          Our incurred loss for these events represents our best estimate, which is primarily based on reported claims, modeling, a review of affected contracts and discussions with our clients; however, some of our cedents who have incurred losses from multiple events, may have the ability to choose which losses to cede, and as such, in future periods they may reallocate losses amongst the 2005 events.

          The following table presents the development of our GAAP balance sheet liability for losses and loss expenses for the period 1995 through 2005.  The top line of the table shows the liabilities at the balance sheet date for each of the indicated years.  This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities.  The lower portion of the table shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year.  These estimates change as more information becomes known about the frequency and severity of claims for individual years.  A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate.  The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

          Each amount in the table below includes the effects of all changes in amounts for prior periods.  For example, if a loss determined in 1997 to be $150,000 was first reserved in 1995 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1995-1996 shown below.  This table does not present accident or policy year development data.

	Year Ended December 31,

($000’s, except percentages)	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Gross liabilities for losses and loss expenses	$1,320,126	$460,084	$450,635	$447,829	$453,705	$251,620	$261,551	$102,592	$57,189	$61,389	$72,719
Cumulative amount of liability paid through:
One year later		202,385	213,228	142,803	151,264	85,904	210,519	75,814	29,108	23,708	42,698
Two years later			284,020	320,231	262,860	140,051	265,904	102,526	39,853	40,673	55,620
Three years later				372,655	419,824	172,147	294,211	112,966	47,373	46,545	67,296
Four years later					468,925	287,101	308,432	118,441	50,085	52,220	70,676
Five years later						319,277	332,514	124,796	52,181	54,144	74,533
Six years later							350,467	129,476	54,615	55,863	75,741
Seven years later								139,477	56,330	57,324	76,376
Eight years later									61,699	58,680	77,104
Nine years later										60,681	78,316
Ten years later											80,075
Liabilities re-estimated as of:
One year later		478,714	471,368	500,643	499,773	285,959	338,881	135,227	57,280	66,257	83,228
Two years later			464,117	530,053	552,169	307,042	344,773	141,087	52,271	63,292	85,162
Three years later				523,378	588,899	330,963	351,349	139,220	63,151	61,178	83,178
Four years later					581,066	354,300	359,604	140,178	62,664	66,137	82,129
Five years later						345,107	369,589	143,745	63,973	65,819	85,820
Six years later							363,201	145,071	63,706	66,724	85,842
Seven years later								146,559	64,184	65,717	86,268
Eight years later									66,695	65,935	84,592
Nine years later										65,211	85,184
Ten years later											84,289
Gross reserves of TREX at date of merger										9,589	5,242
Gross reserve for elimination of one quarter lag for UK subsidiary								(1,191)
Gross retroactive accounting			(1,037)	(8,074)	2,817	2,055
Foreign exchange and other adjustments		(3,844)	(2,433)	(2,307)	(1,857)	(1,214)	(777)	(199)	(145)	(139)	(130)
Gross cumulative (deficiency) redundancy through December 31, 2005:
Amount		(22,475)	(16,952)	(85,930)	(126,400)	(95,916)	(102,428)	(45,357)	(9,650)	5,629	(6,458)
Percentage		(5%)	(4%)	(19%)	(28%)	(38%)	(39%)	(45%)	(17%)	8%	(8%)
Retrocessional recoveries		(339)	4,669	16,352	25,803	23,951	29,500	11,671	5,587	(904)	7,272
Net cumulative (deficiency) redundancy through December 31, 2005:
Amount		(22,813)	(12,283)	(69,578)	(100,597)	(71,964)	(72,927)	(33,687)	(4,063)	4,724	813
Percentage		(6%)	(4%)	(29%)	(48%)	(46%)	(45%)	(49%)	(9%)	9%	1%

          In calendar years 2005, 2004, 2003, 2002 and 2001 we experienced adverse development of $23.9 million, $12.0 million, $44.7 million, $23.9 million and $19.3 million, respectively.

          During 2005, we experienced net adverse development of $23.9 million for prior-year losses and loss expenses, comprised of $17.3 million of adverse development on our catastrophe and risk excess segment and $6.6 million of adverse development on our exited lines segment.  The $17.3 million of prior-year catastrophe and risk excess losses were primarily related to re-estimation of the 2004 storm losses following additional claim reports from cedents.  Prior year losses in the exited lines segment increased because of higher than expected reported claims.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines was due primarily to $13.7 million of adverse loss development related to an adverse litigation outcome concerning one aggregate excess of loss reinsurance contract (the “LMC XOL Contract”) that was commuted during the fourth quarter of 2004 following an adverse ruling in litigation.  We also experienced $19.7 million of adverse development on our exited direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines partially offset the adverse development experienced on the LMC XOL Contract and our exited direct reinsurance operations.  During the third and fourth quarters of 2004, we completed commutations of two of the largest exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

          During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the LMC XOL Contract noted above.

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

          In each of the calendar years 2001 to 2004, our exited direct casualty business had sustained losses beyond what was originally estimated.  We underwrote this business primarily from 1999 to 2001.  Initially, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses,” we utilized several loss reserving techniques, including those which were dependent on industry loss reporting patterns as provided by various industry sources, estimates of pricing adequacy as measured by the expected loss ratio, and earned premiums.  As the data and the business have matured, we have placed more weight on loss development techniques that rely on the loss reporting pattern and reported losses.  As a result of shifting to actuarial methodologies more appropriate to a seasoned portfolio as well as new information from both the industry and clients, we have re-estimated our incurred losses recorded related to our direct casualty business for several years.

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

          A large portion of our adverse development of our exited direct casualty business during the previous years was due to significant industry-wide underpricing of underwriting years 1998 to 2001.  The complete effect of the soft market during that period was not initially reflected in the historical industry loss ratios.  We estimate that the underpricing of these underwriting years amounted to $21.2 million of the $44.7 million of 2003 adverse development, $17.0 million of the $23.9 million of 2002 adverse development, $9.0 million of the $19.3 million of adverse development in 2001 and $10.5 million of the $59.6 million of adverse development in 2000.

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

Business: Investments

          In 2005, our investment strategy focused on maintaining the majority of our investment portfolio in high quality fixed income investments while allocating a percentage of the portfolio to a well diversified portfolio of hedge fund investments.  As of December 31, 2005, approximately 90.8% of our investment portfolio was comprised of fixed maturity and short-term securities with a weighted average credit rating of AA+ and approximately 9.2% of our portfolio was comprised of investments in twenty-three different hedge funds and other limited partnerships.  Our diversified managed hedge fund strategy has generated only one quarter of negative returns over the past nine years.  One of our goals with respect to the investment portfolio is to achieve a low correlation between risks in our underwriting operation and risks in our investment portfolio.  We utilize outside portfolio managers to manage our investments, with strict oversight by management and our Board of Directors.

          We have established general procedures and guidelines for our investment portfolio.  General Re-New England Asset Management, Inc. (“NEAM”) and Mariner Investment Group, Inc. (“Mariner”), a specialist in alternative investments, are our principal investment managers.  Our investment policies stress conservation of principal, diversification of risk and liquidity.  As of December 31, 2005, our invested assets consist primarily of bonds with fixed maturities, hedge funds, and short-term investments, but also include limited amounts of other non-hedge fund limited partnership investments.  Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

          At December 31, 2005, we had, at fair value, $1,234.0 million in fixed maturities, $261.1 million in short-term investments (which we define as investments which have an original maturity of one year or less), $148.2 million in hedge fund limited partnerships, and $3.1 million in other invested assets that are comprised of other limited partnerships.  At December 31, 2005, hedge fund investments were allocated among eighteen managers, with fair values ranging from $3.3 million to $18.2 million.  See Note 4 of Notes to Consolidated Financial Statements.  See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Valuation of Investments” and Item 7A. “Investments” for further information regarding our investment portfolio, including our hedge fund portfolio.

          Subsequent to, and as a result of, the downgrades in our ratings that occurred in February 2006, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments.  The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments.  With respect to the proceeds of the sales of the hedge fund investments, approximately 50% of such proceeds are expected to be received by April 30, 2006, approximately 80% by July 31, 2006, and 100% by March 31, 2007.  As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

          The following table summarizes our investments at December 31, 2005 and 2004 at carrying value:

	Analysis of Investments

	December 31, 2005		December 31, 2004

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$57,415	3.5%	$62,009	5.4%
Foreign denominated securities	25,796	1.5	15,483	1.3
United States government sponsored agency debentures	190,591	11.6	121,954	10.6
United States government sponsored agency mortgage-backed securities	171,199	10.4	99,911	8.7
Other mortgage and asset-backed securities	418,829	25.4	170,013	14.8
Obligations of states and political subdivisions	1,526	0.1	2,054	0.2
Corporate securities	368,688	22.4	245,857	21.4

Total fixed maturities	1,234,044	74.9	717,281	62.4
Short-term investments	261,076	15.9	296,318	25.8

Total	1,495,120	90.8	1,013,599	88.2
Hedge funds	148,230	9.0	129,118	11.2
Other invested assets	3,142	0.2	6,823	0.6

Total investment portfolio	$1,646,492	100.0%	$1,149,540	100.0%

          At December 31, 2005, the fair value of our investment portfolio exceeded its cost by $9.4 million, of which $15.9 million related to unrealized appreciation from limited partnerships and other invested assets, offset in part by $6.5 million of unrealized depreciation on fixed maturities.  At December 31, 2004, the fair value of our investment portfolio exceeded its cost by $42.1 million, of which $43.7 million related to unrealized appreciation from limited partnerships and other invested assets, offset in part by $1.6 million of unrealized depreciation on fixed maturities.  During 2005, PXRE Reinsurance redeemed approximately $103.1 million of hedge funds and PXRE Bermuda simultaneously invested $103.1 million in the offshore counterparts of those funds.

          The following table indicates the composition of our fixed maturity investments, including short-term investments, at fair value, by time to maturity at December 31, 2005 and 2004:
	Composition of Investments by Maturity

	December 31, 2005		December 31, 2004

($000’s, except percentages)	Amount	Percent	Amount	Percent

Maturity (1)
One year or less	$460,435	30.8%	$375,174	37.0%
Over 1 year through 5 years	883,594	59.1	560,838	55.3
Over 5 years through 10 years	145,891	9.8	65,386	6.5
Over 10 years through 20 years	—	—	5,200	0.5
Over 20 years	5,200	0.3	7,001	0.7

Total fixed maturities and short-term investments	$1,495,120	100.0%	$1,013,599	100.0%

(1)	Based on expected maturity dates, which consider call options and prepayment assumptions.

          The average yield to maturity of our fixed maturities portfolio, including short-term investments at December 31, 2005 and 2004 was approximately 4.7% and 3.4%, respectively.

          The following table indicates the composition of our fixed maturities portfolio, at fair value, excluding short-term investments, by rating at December 31, 2005 and 2004:

	Composition of Fixed Maturities Portfolio By Rating (1)

	December 31, 2005		December 31, 2004

($000’s, except percentages)	Amount	Percent	Amount	Percent

United States government securities	$57,415	4.7%	$62,009	8.6%
Foreign denominated securities
Aaa and/or AAA	23,998	1.9	13,401	1.9
Aa2 and/or AA	1,798	0.2	2,082	0.3
United States government sponsored agency debentures
Aaa and/or AAA	190,086	15.4	121,433	16.9
Aa2 and/or AA	505	—	521	0.1
United States government sponsored agency mortgage-backed securities	171,199	13.9	99,911	13.9
Other mortgage and asset-backed securities
Aaa and/or AAA	415,920	33.7	159,162	22.2
Aa2 and/or AA	2,866	0.2	10,804	1.5
Not rated or below BB	43	—	46	0.1
Obligations of states and political subdivisions
Aaa and/or AAA	1,040	0.1	812	0.1
Aa2 and/or AA	486	—	1,242	0.2
Corporate securities
Aaa and/or AAA	18,316	1.5	20,926	2.9
Aa2 and/or AA	54,115	4.4	31,390	4.4
A2 and/or A	256,283	20.8	165,823	23.1
Baa2 and/or BBB	34,774	2.8	22,519	3.1
Ba2 and/or BB	5,200	0.4	5,200	0.7

Total fixed maturities	$1,234,044	100.0%	$717,281	100.0%

Aaa and/or AAA	$877,974	71.2%	$477,654	66.6%
Aa2 and/or AA	59,770	4.8	46,039	6.4
A2 and/or A	256,283	20.8	165,823	23.1
Baa2 and/or BBB	34,774	2.8	22,519	3.2
Ba2 and/or BB and/or below	5,243	0.4	5,246	0.7

Total fixed maturities	$1,234,044	100.0%	$717,281	100.0%

(1)
Ratings as assigned by Moody’s and S&P, respectively.  Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.  Where Moody’s and S&P have different ratings for a security, the lower rating is used for classification.

          The following table summarizes our fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2005:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$41,260	$(1,116)	$6,286	$(200)
United States government sponsored agency debentures	50,736	(499)	19,832	(589)
United States government sponsored agency mortgage-backed securities	15,950	(404)	2,791	(153)
Other mortgage and asset-backed securities	40,781	(532)	32,862	(1,063)
Obligations of states and political subdivisions	560	(8)	966	(20)
Corporate securities	32,385	(566)	36,924	(1,282)

Total temporarily impaired securities	$181,672	$(3,125)	$99,661	$(3,307)

          During the years ended December 31, 2005 and 2004, PXRE recorded $11.8 million and $0.1 million in other than temporary impairment charges, respectively.  The other than temporary impairment charges recorded in the current year relate to investments that the Company may not have the ability to hold to maturity or have sold subsequent to year end to pay claims and meet the Company’s short term obligations as a result of the ratings downgrades of PXRE that occurred subsequent to year end.

          Unrealized losses of $1.2 million of the total unrealized loss on fixed maturity investments as of December 31, 2005 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.  The remaining unrealized losses are primarily due to increases in interest rates and relate primarily to investments held to meet the Company’s obligations associated with its exited lines.

          The following table summarizes our fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2004:

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

          The unrealized losses shown in the table above are primarily due to increases in interest rates.

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

Actual vs. Benchmark Total Return

	Year Ended December 31,

	2005		2004

	Actual	Benchmark	Actual	Benchmark

Fixed maturities	2.4%	1.9%	2.7%	2.5%
Short-term investments	3.3%	3.5%	1.4%	1.6%
Total fixed maturities and short-term investments	2.6%	2.2%	2.3%	2.2%
Hedge funds	8.5%	6.5%	7.1%	6.8%
Other invested assets	0.7%	6.5%	12.5%	6.8%
Total investment portfolio	3.2%	2.7%	3.0%	2.8%

          The Investment Committee of our Board of Directors and management periodically evaluate the composition of the investment portfolio and reposition the portfolio in response to market conditions in order to improve total risk-adjusted returns, while maintaining liquidity and superior credit quality.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Market Risk.”

Business: Ratings

          A.M. Best maintains a letter scale rating system ranging from “A++” (superior) to “F” (in liquidation).  S&P maintains a letter scale rating system ranging from “AAA” (extremely strong) to “R” (under regulatory supervision).  PXRE Group Ltd., including its main operating subsidiaries, PXRE Reinsurance and PXRE Bermuda, are currently rated “B+” (very good) by A.M. Best, which is the sixth highest of fifteen rating levels, and “BBB-” by S&P, which is the tenth highest of twenty-one rating levels.

          The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies.  In the aftermath of Hurricane Katrina, each of the major rating agencies placed the credit ratings of our reinsurance subsidiaries on CreditWatch negative or the equivalent.  On February 16, 2006, A.M. Best downgraded its financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “A-” to “B++” with a negative outlook.  On February 24, 2006, A.M. Best further downgraded its financial strength ratings on these entities from “B++” to “B+” with a negative implication.  On February 16, 2006, S&P downgraded its counterparty credit and financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications.  On February 23, 2006 S&P further downgraded its counterparty credit and financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-” where they remain on CreditWatch with negative implications.  On February 17, 2006, Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.  On February 28, 2006, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade.  Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies.  Due to these recent ratings downgrades of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the insurance industry has suffered and it is more difficult for us to retain our reinsurance portfolio and renew many of our existing reinsurance agreements, especially since we have been downgraded from the “A” category to the “B” category.  These downgrades will result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.  A change in any such rating is at the discretion of the respective rating agencies.

          It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies.  Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance how many of our clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects, but, depending on the number of contracts involved, such an effect could be materially adverse.  As of January 1, 2006, more than 75% of our business (by premium volume) is subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital.  As of March 13, 2006, we have received notice of cancellation from approximately 33% of our clients, calculated using premiums with respect to in-force business as of January 1, 2006, and it is anticipated that this percentage will increase.

          In addition, certain of our ceded excess of loss reinsurance contracts require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers when A.M. Best downgraded us below “A–.”  Certain other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel the contract and require us to pay a termination fee.  The amount of the termination fee will be dependent upon various factors, including level of loss activity.

Business: Regulation

Bermuda

          PXRE Reinsurance Ltd.

          The Insurance Act 1978 of Bermuda and related regulations, as amended (collectively, the “Act”) impose on Bermuda insurance companies, including PXRE Bermuda, solvency and liquidity standards and auditing and reporting requirements, and grants to the Bermuda Monetary Authority (“BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies.

          The Act provides that the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.  PXRE Bermuda, as a Class 4 insurer, is required to maintain a minimum solvency margin equal to the greatest of:  (a) $100.0 million, (b) 50% of net premiums written (with a deduction for ceded reinsurance from gross premiums written not exceeding 25% of gross premiums written) or (c) 15% of loss reserves.  In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio.  If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.  If its total capital and surplus falls to $75.0 million or less, it will have to comply with additional reporting requirements as mandated by the BMA.

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

          At December 31, 2005, PXRE Bermuda’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

          As a registered Class 4 insurer, PXRE Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions.  The appointment of the loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.  Malkie Mayer, ACAS, MAAA of PXRE Reinsurance has been approved to act as PXRE Bermuda’s loss reserve specialist.

          PXRE Group Ltd.

          The Company was incorporated in Bermuda and is subject to the Bermuda Companies Act 1981 (the “Companies Act”).  Under the Companies Act, even though we are solvent and able to pay our liabilities as they become due, we may not declare or pay dividends or make distributions from our contributed surplus if there are reasonable grounds for believing either that we are, or would after the payment, be, unable to pay our liabilities as they become due, or that the realizable value of our assets would thereby be less than the sum of our liabilities and our issued share capital (par value) and our share premium account.  Under the Companies Act, when a company issues shares, the aggregate paid in par value of the issued shares comprises the Company’s share capital account.

When shares are issued at a “premium”, that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the “share premium account.”  The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts.  Bermuda law also provides that we maintain a contributed surplus account, to which we must allocate, amongst other things, shareholder capital which is unrelated to any share subscription.  Currently, there is $325.2 million in our contributed surplus account.

          We have a high share premium account due to the significant difference between the $1.00 par value of our common shares and the amounts paid for those shares in recent and historical common share offerings of the Company.

          As a result of the losses arising from Hurricanes Katrina, Rita and Wilma, the realizable value of the Company’s assets ($2.1 billion) no longer exceeds the aggregate of its liabilities ($1.7 billion), its issued share capital ($130.4 million) and its share premium account ($550.0 million).  As a result of this deficiency, the Company is currently prohibited by Bermuda law from paying dividends or making distributions from its contributed surplus account to its shareholders.

          In order that the Company can continue to have the flexibility to pay dividends to shareholders, the Board determined that it is in the best interests of the Company to reduce the share premium account to zero and allocate $550.0 million to the Company’s contributed surplus account.  This reduction of our share premium account and reallocation to the contributed surplus account requires the approval of our shareholders to be effective.  The Company intends to ask shareholders to approve a proposal to reduce our share premium account and transfer the $550.0 million balance to our contributed surplus account at our next General Meeting.  Assuming our shareholders give the required approval at the next General Meeting, the reallocated capital will remain part of our capital structure available for the benefit of our creditors and shareholders.  Future dividends and distributions may then be made by the Board within the limits prescribed by Bermuda law, without restriction for the value of the historical share premium account.

          If shareholders approve the foregoing proposal, the Board of Directors will evaluate whether to resume paying dividends and the appropriate level of such dividends as part of its evaluation of strategic alternatives.

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

          State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure.  An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Company would become subject to at least some of such regulations, would require approval by the Connecticut Insurance Commissioner prior to acquiring such shares and would be required to file certain notices and reports with the Connecticut Insurance Commissioner prior to such acquisition.  See “Market for Registrant’s Common Equity and Related Shareholder Matters” for a discussion of other limitations on voting and ownership of the Company’s securities contained in the Company’s Bye-Laws.

          The principal sources of cash for the payment of operating expenses, debt service obligations, and dividends by the Company are the receipt of dividends from PXRE Reinsurance, PXRE Bermuda and PXRE Ireland.  Under the Connecticut insurance laws, the maximum amount of dividends or other distributions that PXRE Reinsurance may declare or pay within any twelve-month period from unassigned surplus, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholders’ surplus at December 31 of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP.  Accordingly, the Connecticut insurance laws could limit the amount of dividends available for distribution by PXRE Reinsurance without prior regulatory approval, depending upon a variety of factors outside our control, including the frequency and severity of catastrophe and other loss events and changes in the reinsurance market, in the insurance regulatory environment and in general economic conditions.

          In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval during 2006.  During 2005, PXRE Reinsurance did not pay any dividends.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Resources.”

          Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the “NAIC”).  The NAIC assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation.  The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company’s products and investment portfolio to identify weakly capitalized companies.  As of December 31, 2005, PXRE Reinsurance’s statutory capital and surplus was $127.0 million and substantially exceeded its calculated risk-based capital authorized control level, which was $26.3 million.

          The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio.  Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.  For the years ended December 31, 2005, 2004 and 2003, PXRE Reinsurance’s results were within the usual values for each of the thirteen ratios, except for five ratios in 2005, three ratios in 2004 and three ratios in 2003.  The five ratios that fell outside the range in 2005 were due to decreases in net writings in 2005 due to an increase in net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, decreased investment yield associated with general market conditions and increased losses and decreased surplus primarily due to losses incurred from Hurricanes Katrina, Rita and Wilma, including an $80.0 million full limit loss on an excess of loss agreement where PXRE Reinsurance reinsured PXRE Bermuda.  The three ratios that fell outside the range in 2004 were due to (a) decreases in net writings in 2004 due to a decrease in finite premiums in 2004 compared to 2003 and net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) decreased surplus primarily due to dividends paid and distributions.  The three ratios that fell outside of the range in 2003 were due to (a) decreases in net writings in 2003 due to a decrease in finite premiums in 2003 compared to 2002 and net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) decreased surplus primarily due to dividends paid.

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

Business: Taxation of PXRE and its Subsidiaries

          The following summary of the taxation of the Company, PXRE Bermuda, PXRE Ireland, PXRE Europe and our U.S. subsidiaries, including PXRE Reinsurance (collectively, the “PXRE U.S. Companies”) is based upon current law.  Legislative, judicial or administrative changes may be forthcoming that could affect this summary.  Certain subsidiaries and branch offices of PXRE are subject to taxation related to our operations in Belgium.

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

Ireland

          PXRE Ireland is an Irish incorporated company established as a holding company and will coordinate the administration, finances and activities of any future non-Bermudian subsidiary companies.  PXRE Ireland is governed by the Companies Acts 1963 to 2003.  Under Irish law, PXRE Ireland is subject to tax on its worldwide income.  The tax rate is a function of the nature of the income of PXRE Ireland.  Income in respect of trading (active income) is subject to tax at the rate of 12.5%.  Income arising in respect of investments (passive income) is subject to tax in Ireland at a rate of 25%.  In relation to a company which acts as a holding company in Ireland, certain exemptions and reliefs are available in respect of gains produced by the disposal of qualifying subsidiaries and the receipt of dividend income from such subsidiaries.

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

United States

          The PXRE U.S. Companies carry on business, and are subject to taxation, in the United States.  The Company believes that it and its subsidiaries, other than the PXRE U.S. Companies, have operated and will continue to operate their business in a manner that will not cause them to be treated as engaged in a trade or business within the United States.  Tax conventions between the United States and Bermuda may provide relief to PXRE Bermuda if it is deemed to be engaged in the conduct of a U.S. trade or business.  Under the tax convention between Bermuda and the United States (the “Bermuda Treaty”), a Bermuda company predominantly engaged in the insurance business, which meets certain ownership requirements, such as PXRE Bermuda, is subject to U.S. income tax on its insurance income found to be effectively connected with a U.S. trade or business only if that trade or business is conducted through a permanent establishment in the United States.  As a holding company that is not predominantly engaged directly in an insurance business, the Company is not entitled to the benefits of the Bermuda Treaty.  Similar benefits are provided under the tax convention between the United Stated and Ireland (the “Irish Treaty”) although that treaty is not limited to insurance companies.  Each of the Company, PXRE Bermuda and PXRE Ireland operates under guidelines that are intended to minimize the risk that they will be treated as engaged in a U.S. trade or business; and PXRE Bermuda and PXRE Ireland each operates under guidelines that are intended to minimize the risk that it will be found to have a U.S. permanent establishment.

          On this basis, we do not expect that the Company or our subsidiaries, other than the PXRE U.S. Companies, will be required to pay U.S. federal corporate income taxes (other than withholding taxes on certain U.S. source investment income and excise taxes on reinsurance premiums as described below).  However, because there is uncertainty as to the activities that constitute being engaged in a trade or business in the United States even if the guidelines are complied with in all aspects, there can be no assurance that (i) the IRS will not contend successfully that the Company or a non-U.S. subsidiary is engaged in a trade or business in the United States, that (ii) PXRE Bermuda will qualify for the Bermuda Treaty or PXRE Ireland will qualify for the Irish Treaty now or in the future, or that (iii) the Bermuda Treaty and/or Irish Treaty will not be terminated or revised in a manner that could adversely affect any protection from U.S. corporate tax that they currently provide.

          In such case, the income considered to be “effectively connected” with such U.S. trade or business (both underwriting income and a portion of investment income), or income attributable to a U.S. permanent establishment if treaty benefits are claimed, would be subject to U.S. federal income tax at regular corporate rates.  The maximum federal income tax rate for corporations is currently 35%.  Such U.S. federal income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation.  The IRS takes the position that a non-U.S. corporation can generally claim deductions and credits only if it timely files a U.S. income tax return and that penalties may be assessed for the failure to timely file tax returns.  The U.S. Tax Court recently held, however, that foreign corporations determined to be doing business in the United States may claim deductions and credits even if they have not timely filed a return.  In addition, the U.S. imposes a branch profits tax of 30% each year on a non-U.S. corporation’s earnings and profits (reduced by the regular corporate tax and with certain other adjustments) effectively connected with its U.S. trade or business that are deemed repatriated out of the United States.

          A report issued in 2005 by the Joint Committee on Taxation contains a legislative proposal that, if enacted, would treat a foreign corporation as a U.S. corporation for U.S. federal income tax purposes, and therefore subject to U.S. federal income tax on all of its income, if its primary place of management and control is located within the United States.  A corporation’s primary place of management and control would be where the executive officers and senior management of the corporation exercise their day-to-day responsibility for the strategic, financial and operational policy decision making for the corporation.  The proposal is proposed to be effective two years after its enactment.  We are unable to predict whether this or any similar legislative proposal will be enacted, the exact form any such legislation may ultimately take and what impact any such legislation would have on us.

          Section 845 of the Code allows the IRS to reallocate the amount of income between related persons who are parties to a reinsurance transaction.  Accordingly, it is possible that the IRS could alter the terms of the reinsurance agreements between the PXRE U.S. Companies and PXRE Ireland, with the result of increasing the taxable income of the PXRE U.S. Companies.

Business: Employees

          We employed 58 full-time employees at December 31, 2005.  No employees are represented by a labor union, and management considers its relationship with employees to be satisfactory.

          A significant number of the PXRE’s Bermuda based employees, including the Chief Executive Officer of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities.  The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards for the advertised position.  The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.  A significant number of our key officers, including our Chief Executive Officer, an executive vice president and key reinsurance underwriters are working in Bermuda under work permits that will expire over the next two years.  The Bermuda government could refuse to extend these work permits.  If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

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

          The information on our website is not incorporated by reference into this report.

Item 1A.	Risk Factors

          Certain risks and uncertainties related to our business, including with respect to the cyclical nature of our business and our financial position, to the industry we operate in, to an investment in our common shares and other securities and to other matters affecting us are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Certain Risks and Uncertainties.”  If one or more of these events was to occur, there could be a material adverse affect on our business and our actual results could differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

Item 1B.	Unresolved Staff Comments

          We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

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

          At the Company’s Special General Meeting of Shareholders held on November 18, 2005, the Company’s shareholders approved the following:

(i)
the amendment of PXRE’s Bye-Laws to increase the authorized share capital from $60.0 million to $360.0 million and to increase the number of authorized Common Shares by an additional 300.0 million shares by the vote of 26,995,786 votes for, 2,242,107 votes against, and 276,715 votes abstaining;

(ii)
the exchange of all Series D Perpetual Non-Voting Preferred Shares (the “Series D Preferred Shares”) issued in a private placement on October 7, 2005 into 34,090,906 Common Shares and the automatic cancellation of the Perpetual Preferred Shares upon receipt of the Common Shares by the vote of 26,964,080 votes for, 2,232,448 votes against, and 278,080 votes abstaining;

(iii)
the amendment of PXRE’s Bye-Laws to increase the authorized share capital by $20.0 million and to increase the number of authorized Preferred Shares by an additional 20.0 million shares by the vote of 18,403,013 votes for, 10,792,415 votes against, and 279,180 votes abstaining; and

(iv)
the division of 30.0 million of PXRE’s 300.0 million newly authorized Common Shares into three pre-existing classes of Common Shares (collectively, “Convertible Common Shares”): 10.0 million additional Class A Convertible Voting Common Shares (“Class A Convertible Common Shares”), 10.0 million additional Class B Convertible Voting Common Shares (“Class B Convertible Common Shares”), and 10.0 million additional Class C Convertible Voting Common Shares (“Class C Convertible Common Shares”), such Convertible Common Shares to be automatically redesignated as Common Shares upon, and to the extent of, the exercise of conversion rights attaching to such Convertible Common Shares on a one-for-one basis by the vote of 26,874,523 votes for, 2,259,741 votes against, and 340,344 votes abstaining.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Common Shares

          The Company’s common shares are listed on the New York Stock Exchange under the symbol “PXT.”  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company’s common shares as reported by the New York Stock Exchange and cash dividends per common share declared and subsequently paid:

	Closing Price

	High	Low	Dividends

2005:
First Quarter	$27.11	$24.62	$0.06
Second Quarter	25.22	22.99	0.12
Third Quarter	25.59	13.46	0.12
Fourth Quarter	13.71	10.22	0.12

2004:
First Quarter	$28.50	$23.89	$0.06
Second Quarter	27.94	23.20	0.06
Third Quarter	25.71	22.25	0.06
Fourth Quarter	25.21	22.70	0.06

          As of March 13, 2006, the closing sale price of the Company’s common shares was $3.24.

          As of March 13, 2006, there were 72,272,396 common shares issued and outstanding, which shares were held by approximately 175 shareholders of record and, based on the Company’s best information, by approximately 11,400 beneficial owners of the common shares.  See Notes 11 and 12 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.

          In April 2002, the Company issued 15,000 Convertible Voting Preferred Shares (the “Preferred Shares”).  As of March 13, 2006, there were 5,813 Preferred Shares outstanding that are ultimately convertible into 5.1 million common shares, representing approximately 6.6% of the Company’s outstanding common shares on a fully diluted basis as of March 13, 2006.  See “Market for Registrant’s Common Equity and Related Shareholder Matters--Preferred Shares” below.

          The payment of dividends on the common shares is subject to Bermuda law and the discretion of the Company’s Board of Directors, which will consider, among other factors, our operating results, overall financial condition, capital requirements and general business conditions.  There can be no assurance that dividends will be paid in the future.

          The Company was incorporated in Bermuda and is subject to the Bermuda Companies Act 1981 (the “Companies Act”).  Under the Companies Act, even though we are solvent and able to pay our liabilities as they become due, we may not declare or pay dividends or make distributions from our contributed surplus if there are reasonable grounds for believing either that we are, or would after the payment, be, unable to pay our liabilities as they become due, or that the realizable value of our assets would thereby be less than the sum of our liabilities and our issued share capital (par value) and our share premium account.

Under the Companies Act, when a company issues shares, the aggregate paid in par value of the issued shares comprises the Company’s share capital account.  When shares are issued at a “premium”, that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the “share premium account.”  The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts.  Bermuda law also provides that we maintain a contributed surplus account, to which we must allocate, amongst other things, shareholder capital which is unrelated to any share subscription.

          We have a high share premium account due to the significant difference between the $1.00 par value of our common shares and the amounts paid for those shares in recent and historical common share offerings of the Company.

          As a result of the losses arising from Hurricanes Katrina, Rita and Wilma, the realizable value of the Company’s assets ($2.1 billion) no longer exceeds the aggregate of its liabilities ($1.7 billion), its issued share capital ($130.4 million) and its share premium account ($550.0 million).  As a result of this deficiency, the Company is currently prohibited by Bermuda law from paying dividends or making distributions from its contributed surplus account to its shareholders.

          In order that the Company can continue to have the flexibility to pay dividends to shareholders, the Board determined that it is in the best interests of the Company to reduce the share premium account to zero and allocate $550.0 million to the Company’s contributed surplus account.  This reduction of our share premium account and reallocation to the contributed surplus account requires the approval of our shareholders to be effective.  The Company intends to ask shareholders to approve a proposal to reduce our share premium account and transfer the $550.0 million balance to our contributed surplus account at our next General Meeting of Shareholders.  Assuming our shareholders give the required approval, the reallocated capital will remain part of our capital structure available for the benefit of our creditors and shareholders.  Future dividends and distributions may then be made by the Board within the limits prescribed by Bermuda law, without restriction for the value of the historical share premium account.

          If shareholders approve the foregoing proposal, the Board of Directors will evaluate whether to resume paying dividends and the appropriate level of such dividends as part of its evaluation of strategic alternatives.

          In addition to the foregoing, under the terms of the Preferred Shares, the payment of dividends on the Company’s common shares is subject to the following limitations: (i) no dividend may be paid upon the common shares if the dividends payable upon the Preferred Shares are overdue, (ii) the amount of dividends paid with respect to the common shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the “Permitted Dividend Amount”) without the consent of the majority of holders of the Preferred Shares; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to common shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital shares of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount.

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

          As a holding company, the Company is dependent upon dividend payments from its subsidiaries, including PXRE Bermuda and PXRE Reinsurance, to pay dividends to the Company’s shareholders.  PXRE Bermuda is subject to Bermuda law, which may restrict its ability to distribute dividends.  PXRE Reinsurance is subject to the insurance laws of the State of Connecticut, which currently prohibit the payment of any dividends without the prior approval of the Insurance Commissioner of the State of Connecticut.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” and “Business – Regulation” for further information concerning restrictions under Bermuda and U.S. law.

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

Preferred Shares

          As of December 31, 2005 there were 5,813.20 shares of Preferred Stock outstanding.  These shares are allocated to three series as follows: 3,168.532 Series A Preferred Shares, 1,588.492 Series B Preferred Shares and 1,056.176 Series C Preferred Shares.  The material terms and provisions of the rights, preferences and privileges of the Preferred Shares and Convertible Common Shares are contained in the Description of Stock for Series A Convertible Voting Preferred Shares, Series B Convertible Voting Preferred Shares, Series C Convertible Voting Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares.

          For each series, each Preferred Share, in whole or in part, is convertible at any time at the option of the holder into Convertible Common Shares for such series.  The number of Convertible Common Shares per Preferred Share issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the Preferred Shares plus accrued but unpaid dividends thereon, by the conversion price then in effect.  As of December 31, 2005 the adjusted conversion price was $11.43.

          The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional Common Shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration.  As a result of the issuance of 8,843,500 Common Shares in October 2005 at the price of $13.25 per share pursuant to a public offering of Common Shares and the issuance of 34,090,906 Common Shares upon the exchange of the Series D Preferred Shares at the exchange price of $11.00 per share, the conversion price on the Preferred Shares was adjusted downwards by $1.75 in accordance with the terms of the underlying Share Purchase Agreement.

          In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development.  At December 31, 2005, PXRE has incurred $37.4 million of net adverse development above this $7.0 million threshold.  As a result of this, and the anti-dilution adjustment discussed above, as of December 31, 2005, the adjusted conversion price was $11.43.

          Each Series of Preferred Shares were sub-divided into two sub-series.  On March 31, 2005, 5,840.6 Series A1 convertible voting preferred shares, 3,143.6 Series B1 convertible voting preferred shares and 1,393.6 Series C1 convertible voting preferred shares were mandatorily converted into 4.4 million class A convertible voting common shares, 2.4 million class B convertible voting common shares and 1.0 million class C convertible voting common shares, respectively.  The conversion was effected based upon a conversion price of $13.27, which conversion price was agreed between the Company and holders of the Company’s convertible voting preferred shares pursuant to a letter agreement dated as of March 31, 2005.  These shares were originally scheduled to convert on April 4, 2005, but in the interest of presenting a balance sheet reflecting the conversion on March 31, 2005, PXRE reached an agreement with the preferred shareholders to convert four days early.

          All the remaining Preferred Shares will be mandatorily convertible into Convertible Common Shares on April 4, 2008.

          The aggregate purchase price paid for the shares of Preferred Stock issued totaled $150.0 million.  The Company’s shareholders approved the issuance on February 12, 2002.

Convertible Common Shares

          As of December 31, 2005, there were 8.9 million Convertible Common Shares outstanding, including 1.8 million Class B Convertible Common Shares issued on exchange of the Company’s Series D Preferred Shares upon affirmative vote of the shareholders’ on November 18, 2005.  Except as otherwise provided, each class of Convertible Common Shares shall have the same rights, preferences and restrictions as common shares.  The Convertible Common Shares shall automatically convert into common shares on a one-for-one basis upon a transfer of record ownership thereof to any person other than the original purchasers, or any of their respective affiliates or limited partners (including, without limitation, in connection with a public offering of such shares), or a person approved by our Board of Directors in its sole discretion. Convertible Common Shares may be converted at the option of the holder thereof into common shares on a one-for-one basis at any time that such holder would be entitled to vote Preferred Shares generally in the election of directors in accordance with the Description of Stock.  Our Class IV directors are designated solely by holders of our convertible common shares and preferred shares.  The holders of convertible common shares do not vote for any other class of directors.

Item 6.	Selected Financial Data.

	Year Ended December 31,

($000’s except per share data and ratios)	2005 (1)(2)	2004 (1)(2)	2003 (6)	2002 (6)	2001 (6)

Income Statement Data:
Gross premiums written	$542,325	$346,035	$339,140	$366,768	$290,213
Premiums ceded	(135,320)	(36,248)	(60,729)	(72,285)	(135,735)

Net premiums written	407,005	309,787	278,411	294,483	154,478
Change in unearned premiums	(18,681)	(1,715)	42,522	(25,123)	7,647

Net premiums earned	388,324	308,072	320,933	269,360	162,125
Net investment income	45,292	26,178	26,931	24,893	30,036
Net realized investment (losses) gains	(14,736)	(150)	2,447	8,981	4,023
Fee income	941	1,785	5,014	3,432	5,786

Total revenues	419,821	335,885	355,325	306,666	201,970

Losses and loss expenses incurred	1,011,523	226,347	157,598	125,361	153,122
Commission and brokerage	49,900	36,111	47,360	53,391	30,350
Other reinsurance related expense	936	—	—	—	—
Operating expenses	36,208	41,293	39,701	34,228	28,870
Foreign exchange (gains) losses	(1,547)	80	143	(273)	(683)
Interest expense	14,452	14,389	2,506	2,939	4,424
Minority interest in consolidated subsidiaries (1)(2)	—	—	10,528	8,646	8,877

Total losses and expenses	1,111,472	318,220	257,836	224,292	224,960

(Loss) income before income taxes, cumulative effect of accounting change and convertible preferred share dividends	(691,651)	17,665	97,489	82,374	(22,990)
Income tax provision (benefit)	5,907	(6,234)	841	17,829	(4,704)

(Loss) income before cumulative effect of accounting change and convertible preferred share dividends	(697,558)	23,899	96,648	64,545	(18,286)
Cumulative effect of accounting change, net of tax	—	(1,053)	—	—	319

Net (loss) income before convertible preferred share dividends	$(697,558)	$22,846	$96,648	$64,545	$(17,967)

Convertible preferred share dividends	7,040	14,018	13,113	9,077	—

Net (loss) income to common shareholders	$(704,598)	$8,828	$83,535	$55,468	$(17,967)

	Year Ended December 31,

($000’s except per share data and ratios)	2005	2004	2003	2002	2001

Ratio of earnings to fixed charges (3)	—	1.71	5.22	4.64	—
Ratio of earnings to combined fixed charges and convertible preferred share dividends (3)	—	1.06	3.32	3.07	—
Basic earnings per common share:
(Loss) income before cumulative effect of accounting change and convertible preferred share dividends	$(21.43)	$1.65	$8.06	$5.47	$(1.58)
Cumulative effect of accounting change	—	(0.07)	—	—	0.03
Convertible preferred share dividends	(0.22)	(0.97)	(1.09)	(0.77)	—

Net (loss) income available to common shareholders	$(21.65)	$0.61	$6.97	$4.70	$(1.55)

Average common shares outstanding	32,541	14,433	11,992	11,802	11,578

Diluted earnings per common share:
Net (loss) income before cumulative effect of accounting change	$(21.65)	$0.86	$4.10	$3.28	$(1.58)
Cumulative effect of accounting change	—	(0.04)	—	—	0.03

Net (loss) income	$(21.65)	$0.82	$4.10	$3.28	$(1.55)

Average common shares outstanding	32,541	27,745	23,575	19,662	11,578

Cash dividends per common share	$0.42	$0.24	$0.24	$0.24	$0.24
Other Operating Data:
GAAP loss ratio (4)	260.5%	73.5%	49.1%	46.5%	94.4%
GAAP expense ratio (4)	21.9	24.5	25.6	31.3	33.0

GAAP combined ratio (4)	282.4%	98.0%	74.7%	77.8%	127.4%

	As of December 31,

($000’s except per share data)	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and investments	$1,660,996	$1,165,208	$1,012,327	$805,331	$531,233
Total assets	2,116,047	1,454,416	1,359,647	1,237,142	1,005,938
Losses and loss expenses	1,320,126	460,084	450,635	447,829	453,705
Subordinated debt (1)(2)	167,081	167,075	—	—	—
Minority interest in consolidated subsidiaries (1)(2)	—	—	156,841	94,335	99,530
Debt payable	—	—	—	30,000	55,000
Total shareholders’ equity	465,318	696,555	564,516	453,464	239,780
Book value per common share (5)	$6.01	$21.30	$22.24	$20.33	$20.20
Statutory capital and surplus:
PXRE Reinsurance Ltd.	$530,775	$749,084	$425,839	$70,609	$34,332
PXRE Reinsurance Company	$126,991	$224,926	$425,210	$457,217	$331,959

(1)
In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46R.  The adoption of this statement during the quarter ended March 31, 2004, resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities.  As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s December 31, 2005 and 2004 Consolidated Balance Sheets, while PXRE’s minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.” FIN 46R did not permit these changes to be made retroactively.  In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE’s Consolidated Statements of Operations and Comprehensive Operations during 2004.  These repurchased securities are reflected in PXRE’s December 31, 2005 and 2004 Consolidated Balance Sheets under the caption “Fixed Maturities: Available-for-sale.”

(2)
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances.  PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE’s Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004.  Accordingly, as of 2004, PXRE’s capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled “Subordinated debt.”  In PXRE’s Consolidated Statements of Operations and Comprehensive Operations for the years ended December 31, 2005 and 2004, the interest expense related to these securities was included with “Interest expense,” whereas for the years ended December 31, 2003, 2002, 2001 it was included with “Minority interest in consolidated subsidiaries” as SFAS 150 did not permit these changes to be made retroactively.

(3)
The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges.  For purposes of these computations, (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest, and (ii) fixed charges consist of interest on indebtedness, interest expense on premiums withheld under certain ceded reinsurance contracts and that portion of rentals which is deemed by PXRE’s management to be an appropriate interest factor.  Earnings were inadequate to cover fixed charges by $697.6 million and $22.5 million for the years ended December 31, 2005, and 2001 respectively.  The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends.  Earnings were inadequate to cover fixed charges and preferred dividends by $704.6 million and $22.5 million for the years ended December 31, 2005 and 2001 respectively.

(4)
The loss, expense and combined ratios included under “Other Operating Data” have been derived from our Consolidated Statements of Operations and Comprehensive Operations prepared in accordance with GAAP.  The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio.  The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned.  The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and the operating expenses) by net premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses.  The combined ratio does not reflect the effect of net investment income or other reinsurance related expense on underwriting results.

(5)
Book value per share has been derived from our Consolidated Statements of Operations and Comprehensive Operations prepared in accordance with GAAP.  Book value per share is the result of dividing shareholders’ equity by the sum of the common shares issued and outstanding and the number of common shares that the issued and outstanding preferred shares convert to.

(6) Certain balances were reclassified to be consistent with 2005 classifications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis is comprised of an overview of the Company, critical accounting policy disclosures, comparisons of operating results between periods, a discussion of our financial condition and results of operations at December 31, 2005 and disclosure of certain risks and uncertainties.  This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing.  This filing contains forward-looking statements that involve risks and uncertainties.  Actual results may vary materially from the results described or implied by these forward-looking statements.

Overview

          PXRE Group Ltd. is an insurance holding company organized in Bermuda.  We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States.  Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written for the year ended December 31, 2005.  Our catastrophe and risk excess business includes property catastrophe excess of loss and pro-rata, property catastrophe retrocessional, property risk excess and marine excess and aerospace excess reinsurance products.

          Recent Events

          Our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to many of our reinsurance clients.  This ratings downgrade is expected to have a significant negative impact on our future results of operations and profitability.  In light of the potential negative consequences of the rating downgrade, our Board of Directors has decided to explore strategic alternatives for PXRE and has retained Lazard as a financial advisor to assist in this process.

          There are many possible alternatives that we are exploring which include, among others, a sale of PXRE or a sale of certain or substantially all of our assets to, or a merger with, one or more other companies, and our Board of Directors has not excluded any possibility from consideration.  The Board of Directors is also considering a variety of alternate business strategies.  If our Board of Directors concludes that no other alternative would be in the best interests of our shareholders, it may determine that the best alternative is to place PXRE’s reinsurance business into runoff and eventually commence an orderly winding up of PXRE operations over some period of time that is not currently determinable.  If the runoff alternative is chosen, during the course of 2006 and future periods we expect to continue to pay losses and expenses as they come due and will continue to earn investment income on our investment portfolio. In pursuing any strategic alternative, the Company expects that from time to time it will enter into periods of exclusivity, for purposes of conducting diligence or otherwise investigating the merits of a particular transaction.

          The implementation of any of the strategic alternatives being considered by the Board of Directors could involve substantial uncertainties and risks, including, among other things, the risk of failure in the implementation of these strategic alternatives and significant restructuring costs.

          On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma.  We also first announced our intention to explore strategic alternatives due to concerns about potential negative impact on our credit ratings.

          Immediately following this announcement, S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications.  A.M. Best also downgraded its financial strength rating on these entities from “A-” to “B++” with a negative outlook.  On February 17, 2006, Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.

          On February 23, 2006, S&P further downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-” where they remain on CreditWatch with negative implications.  On February 24, 2006, A.M. Best further downgraded its financial strength rating on these entities from “B++” to “B+” with a negative implication.  On February 28, 2006, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade.  See Item 1 – Business: Ratings.

          Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies.  Due to these recent ratings downgrades of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and it is more difficult for us to retain our reinsurance portfolio and renew many of our existing reinsurance agreements, especially since we have been downgraded from the “A” category to the “B” category.  This downgrade will result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

          It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies.  Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance how many of our clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects, but, depending on the number of contracts involved, such an effect could be materially adverse.  As of January 1, 2006, more than 75% of our business (by premium volume) is subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital.  As of March 13, 2006, we had received notice of cancellation from approximately 33% of our clients, calculated using premiums with respect to in-force business as of January 1, 2006, and it is anticipated that this percentage will increase.

          Overview of Our 2005 Business

          The foregoing discussion of our Business in Item 1 of this Annual Report on Form 10-K concerns PXRE’s business operations during 2005 and prior.  As discussed above, our Board of Directors has decided to explore strategic alternatives and no assurances can be given as to what form our business will take in 2006.

          We incurred a net loss before convertible preferred share dividends of $697.6 million in the year ended December 31, 2005.  The primary cause of this net loss was the net impact of catastrophe losses arising from Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.  See below, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Losses and Loss Expenses.

          Industry sources have estimated that Hurricane Katrina, which struck the United States on August 30, 2005, caused insured industry losses of $38 billion to $60 billion.  Hurricane Rita, which struck Texas on September 24, 2005, caused another $4 billion to $7 billion in insured industry losses according to these same industry sources.  As a result of these hurricanes, we reported a net loss before convertible preferred share dividends of $317.3 million during the quarter ended September 30, 2005.

          On September 29, 2005, S&P downgraded both the counterparty credit and financial strength ratings of our reinsurance subsidiaries from “A” (Strong) to “A-” (Strong) and announced that this rating would remain on credit watch negative.  A.M. Best also downgraded the financial strength rating of our reinsurance subsidiaries from “A” (Excellent) to “A-” (Excellent) on September 30, 2005 and announced that this rating would remain under review with negative implications.

          In order to address the capital lost as a result of Hurricanes Katrina and Rita, avoid further rating agency downgrades and position PXRE to take advantage of expected reinsurance market opportunities, the Board of Directors implemented a capital raising plan that resulted in the Company receiving net proceeds of $474.0 million from two separate transactions as described below.

          Pursuant to a Share Purchase Agreement dated as of September 29, 2005, we agreed to issue and sell 375,000 Series D Preferred Shares in a private placement exempt from registration under the Securities Act of 1933.  The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange.  The private placement closed on October 7, 2005.  The gross proceeds from the private placement were $375.0 million, and proceeds net of agents’ discounts and commissions and offering expenses were $359.3 million.  The Series D Preferred Shares were mandatorily exchanged into 34,090,906 common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300.0 million common shares.  Shortly after the exchange, S&P affirmed our “A-” financial strength rating and assigned us a stable outlook.

          On October 7, 2005, we also completed a public offering of 8,843,500 of our common shares including 1,153,500 shares sold upon exercise of the underwriter’s over-allotment option in full, at a public offering price of $13.25 per share.  Credit Suisse First Boston LLC acted as sole underwriter in the offering.  Net proceeds to the Company from the common stock offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.

          We contributed the net proceeds of both offerings to PXRE Bermuda to support the underwriting of reinsurance business during subsequent renewal periods.

          Shortly after the completion of the foregoing capital raising transactions, Hurricane Wilma occurred, making landfall in Mexico on October 21, 2005 and Florida on October 24, 2005.  Industry sources have estimated that Hurricane Wilma caused insured industry losses of $8 billion to $12 billion in Florida.  As of December 31, 2005, the net impact of Hurricane Wilma was $138.0 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

          As part of our year-end closing process, we reassessed our liability for claims arising from Hurricanes Katrina and Rita.  As part of this year-end assessment, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims in late November through January 2006.  Our year-end assessment of Hurricane Katrina and Rita also included a review of the loss information included in the underwriting submission information provided by clients as part of the January 1, 2006 renewal process.  As a result of this year-end review, we recorded an additional net liability in the fourth quarter of $238.1 million with respect to Hurricane Katrina and $48.2 million with respect to Hurricane Rita, in each case net of reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

          A summary of the gross and net impact of Hurricanes Katrina, Rita and Wilma as of December 31, 2005 is set forth below:

	As of December 31, 2005

($000’s)	Gross Impact(1)	Net Impact(2)

Hurricane Katrina	$771,010	$602,606
Hurricane Rita	68,894	66,329
Hurricane Wilma	174,602	138,005

	$1,014,506	$806,940

(1)	Gross of reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

(2)
Net of reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.  No tax benefit was recorded with respect to the losses incurred from Hurricanes Katrina, Rita and Wilma as of December 31, 2005.

          The following table summarizes the change in the gross and net impact of Hurricanes Katrina and Rita from September 30, 2005.

($000’s)	Change in Gross Impact(1)	Change in Net Impact(2)

Hurricane Katrina	$214,619	$238,118
Hurricane Rita	48,058	48,177

	$262,677	$286,295
Reversal of Tax Benefit (3)	—	30,933

	$262,677	$317,228

(1)	Before reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

(2)	Net of reinsurance recoveries on our outwards reinsurance program and after the impact of inwards and outwards reinstatements and additional premiums.

(3)
Reflects the reversal of tax benefits recorded as of September 30, 2005 with respect to Hurricane Katrina following the Company’s determination to record a valuation allowance against income tax recoverables for all but $6.3 million of such recoverables as of December 31, 2005.  This was done due to the uncertainty with regard to the ultimate realization of the Company’s income tax recoverables following the Company’s recent ratings downgrades.

          The new loss estimates result from the Company’s assessment of recent loss reports, as well as notifications received by the Company subsequent to the recent downgrades from two counterparties exercising their rights claimed under certain of the Company’s reinsurance contracts to cancel and commute retrocessional coverage based on ratings downgrades and material changes to the Company.

          We have exhausted our retrocessional coverage with respect to Hurricane Katrina, leaving us exposed to further losses from Hurricane Katrina.

          As of December 31, 2005, we have paid less than 10% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma.  Accordingly, the liability for loss and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes.  Our estimation of loss and loss expense liability involves significant uncertainties and is based on complex and subjective judgments.  Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity.  See below, Update on Critical Accounting Policy Disclosures – Estimation of Loss and Loss Expenses.

          Our incurred loss for these events represents our best estimate, which is primarily based on claims notices, modeling, a review of affected contracts by our underwriters and discussions with our clients; however, some of our cedents who have incurred losses from multiple events, may have the ability to choose which losses to cede, and as such, in future periods they may reallocate losses among the 2005 events.

          As part of our reserve review process, we retained a nationally recognized actuarial firm to perform a third party review of all of our liabilities for loss and loss adjustment expenses at December 31, 2005.  As a result of our internal actuarial review and third party review, management believes that our liability for loss and loss adjustment expenses as of December 31, 2005 is adequate.

          In order to better protect PXRE against the risk of another severe catastrophe event or the occurrence of multiple significant catastrophe events, we sponsored two catastrophe bond transactions that closed during the fourth quarter of 2005.  The first transaction was a $300.0 million collateralized reinsurance agreement with Atlantic & Western Re Limited (“A&W I”), a Cayman Island reinsurance company.  This new reinsurance coverage is designed to protect PXRE from extreme catastrophe losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.  This reinsurance provides two layers of protection over the next 5 years to PXRE.  The first layer provides $200.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.  The second layer provides $100.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States and windstorms in northern Europe.

          The reinsurance coverage provided by A&W I is based on a modeled loss trigger.  PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the exposures in PXRE’s assumed reinsurance portfolio.  Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the reinsurance agreement. The recovery is limited to PXRE’s ultimate net loss from the loss event.  PXRE has the right to reset the notional portfolios after three years.

          On November 8, 2005, A&W I financed the reinsurance coverage through the issuance of $300.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.

          The second transaction was a $250.0 million collateralized transaction with Atlantic & Western Re II Limited (“A&W II”), a Cayman Island reinsurance company, which is accounted for as a derivative.  It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.  The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss.  The first tranche provides $125.0 million of protection from January 1, 2006 through December 31, 2006.  The second tranche provides $125.0 million of protection from January 1, 2006 through December 31, 2008.

          The A&W II coverage is based on a modeled loss trigger. PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the exposures in PXRE’s assumed reinsurance portfolio.  Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then the coverage is activated.  Upon the occurrence of a second catastrophe event in the covered territories during the same calendar year, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio for the second event exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement.  The recovery is based on modeled losses and is not limited to PXRE’s ultimate net losses from the loss event.

          On December 21, 2005, A&W II financed the coverage through the issuance of $250.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.

          The reinsurance companies that are the counterparties to these transactions are variable interest entities under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”).  The Company is not the primary beneficiary of these entities and is therefore not required to consolidate these entities in its consolidated financial statements.

          The Company has also purchased additional retrocessional reinsurance coverage at various retention levels in addition to the coverage obtained in the above noted catastrophe bond transactions.

          Overview of Our Business

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

          Considerable increases in pricing as well as improved terms and conditions for the insurance industry have occurred since 2000 as a result of large losses from catastrophic events (including the events of September 11, 2001), recognized industry-wide reserve deficiencies, poor investment performance and the continued exit of insurance industry players.  These conditions had impacted our markets considerably and had created attractive opportunities for us.  These favorable market conditions have driven our strong growth in net premiums written in our catastrophe and risk excess segment since 2001.

          Pricing in our catastrophe and risk excess business was healthy during 2004 following the significant rate increases experienced in 2002 and 2003.  During 2004, pricing was generally flat to up slightly in our North American property catastrophe and worldwide retrocessional businesses.  We experienced single-digit rate decreases in our international property catastrophe business in 2004.

          In 2005, the resulting losses of Hurricanes Charley, Frances, Ivan and Jeanne that occurred in 2004, as well as the typhoons that affected Japan in 2004, contributed to the moderate rate increases in our worldwide retrocessional business and increased or stabilized pricing in our North American property catastrophe business.  We experienced moderate rate decreases in our international property catastrophe business.

          In the wake of significant industry losses arising from Hurricanes Katrina, Rita and Wilma, we are experiencing significant improvements in premium rates and terms of coverage in our property retrocessional business and North American property catastrophe reinsurance and risk excess businesses.  We are also experiencing moderate rate increases and term improvements in our international property catastrophe reinsurance and risk excess businesses.

          Since the primary focus of our business is on property catastrophe reinsurance, the size of our losses during any annual period depends, to a large extent, on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods.  This focus on short-tail, high-severity and relatively low-frequency lines of business exposes us to short-term volatility in our operating results.  Given our focus on catastrophe coverages, there is significant uncertainty with respect to the size or scope of losses we might experience in 2006.

Critical Accounting Policy Disclosures

          We disclose our significant accounting policies in the notes to the consolidated financial statements.  Several of these policies are critical to the presentation of our financial condition and results since they require management to establish estimates based on complex and subjective judgments.  Our critical accounting policies include the estimation of loss and loss expenses, estimation and recognition of assumed and ceded premiums, valuation of investments and valuation of deferred tax asset.

          Estimation of Loss and Loss Expenses

          As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses.  In addition, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.  Because of the uncertainty in the process of estimating our losses from insured events, there is a risk that our liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods.

          In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models, industry loss estimates and our internal analyses of this information.  This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer and retrocessionaire regarding the actual underlying losses.  As an event matures, we rely more and more on our client’s reported losses combined with both Company and industry event specific historical reporting patterns to project ultimate losses for the event.  This process can cause our ultimate estimates to differ significantly from initial projections.  The French storm Martin that occurred on December 27, 1999 presents an example of these potential uncertainties.  Initially, we based our reserves to a significant degree on industry estimates of the total loss, which were approximately $1.0 billion.  In 2001, the cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication.  Our gross loss estimate at December 31, 1999 for this event was $31.3 million.  Our gross loss estimate for French storm Martin at December 31, 2005 was $68.9 million.  Thus, the original industry loss estimate increased by 150%, and our loss estimate has increased by 120%.

          As of December 31, 2005, our estimate of ultimate incurred gross loss and loss expenses arising from the 2005 hurricanes are $1,014.5 million, consisting of $771.0 million arising from Hurricane Katrina, $68.9 million arising from Hurricane Rita and $174.6 million arising from Hurricane Wilma.

          As part of our year-end closing process, we reassessed our ultimate liability for loss and loss expenses arising from Hurricanes Katrina, Rita and Wilma.  As of September 30, 2005, we had estimated that our ultimate incurred gross loss and loss expenses were $556.4 million arising from Hurricane Katrina and $20.8 million arising from Hurricane Rita.  In addition, on November 9, 2005, we had announced that our preliminary estimate of the net impact from Hurricane Wilma was between $75.0 million and $90.0 million, net of reinsurance, reinstatement premiums and tax.

          During the course of our year-end assessment, we increased our estimate of the ultimate incurred gross loss and loss expenses arising from Hurricane Katrina by $214.6 million and from Hurricane Rita by $48.1 million, in each case as compared to the gross incurred loss recorded as of September 30, 2005.

          Our initial loss estimates for each of the hurricanes was based, in part, on insured industry loss estimates for each event, catastrophe modeling, preliminary discussions with clients and a review of potentially exposed contracts by our underwriters.  In our year-end assessment of the liability for the 2005 hurricane losses, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims from late November 2005 to February 2006.  In part, the additional claims arose from a reassessment by clients of their original loss estimates for the hurricane events.  For example, various clients, who advised our underwriters in the immediate wake of the hurricanes that they did not expect to experience significant losses to the reinsurance contracts in the upper layers of their reinsurance programs, reassessed their losses and submitted notices of claim for the contracts that they had previously indicated would not be impacted by the catastrophes.

          In addition, in reviewing underwriting information provided by clients during December as part of the January 1, 2006 renewal process, we found that certain clients were anticipating higher losses from Hurricanes Katrina and Rita than had been reported through the formal claims channels.

          Approximately 77% of the $262.7 million increase in our prior estimates of gross incurred loss arising from Hurricanes Katrina and Rita is attributable to our property retrocessional contracts and property catastrophe contracts written to protect direct and facultative books of business underwritten by clients.  This business is predominately made up of cedents from the London market, including various Lloyd’s syndicates.  The claims estimation process for both retrocessional business and direct and facultative business originating in the London market is subject to limited information concerning the actual loss incurred in the immediate aftermath of major catastrophes and slow loss reporting.  In the case of retrocessional business, we and our cedents are several layers removed from the underlying claims and the claims adjustment process.  Loss information therefore tends to be less reliable and slower reporting in the immediate aftermath of a hurricane, than is the case, for example, with our North American property catastrophe excess of loss business where we deal directly with the cedent companies who are adjusting the claims.

          Direct and facultative business typically involves the reinsurance of books of excess and surplus lines binding authorities:  in the typical case, a Lloyd’s syndicate will grant various managing general agents authority to bind excess and surplus lines commercial property risks on the syndicate’s behalf.  Since our client, the Lloyd’s syndicate, is dependent on a third party to report loss involvement for risks under the binding authority agreements, they have less immediate information regarding losses in the immediate aftermath of a hurricane than in other lines of business.  In the case of Hurricane Katrina, this was most apparent in our clients’ expectations regarding the extent of their exposure to commercial flood losses on their Gulf coast business.

          As of December 31, 2005, we have paid less than 10% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma.  Accordingly, our estimate of the ultimate liability arising from these catastrophes is based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006.  Although these events are still too immature to rely solely on historical reporting patterns to project ultimate net loss, our estimates fall within a reasonable actuarial range produced by these methods for Hurricanes Katrina and Rita.  Hurricane Wilma is too premature to place any substantial reliance on the reported loss method.

          Specifically for Hurricane Katrina, our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion.  The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered.  We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

          Our actual losses from Hurricanes Katrina, Rita and Wilma may exceed our best estimate as a result of, among other things, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.

          In developing our best estimate, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective.  We understand that various lawsuits have been filed seeking to invalidate such flood damage exclusions on various grounds, including a suit filed by the Attorney General for the State of Mississippi.  If such lawsuits were to successfully invalidate the underlying flood damage exclusions, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods.

          In reserving for non-catastrophe losses for recent periods, we are usually required to make assumptions concerning the expected loss ratio for broad lines of business, but sometimes on an individual contract basis.  We consider historical loss ratios for each line of business and utilize information provided by our clients and estimates provided by underwriters and actuaries concerning the impact of pricing and coverage changes.  As experience emerges, we will revise our prior estimates concerning pricing adequacy and non-catastrophe loss potential for our coverages and we will eventually rely solely on our indicated loss development patterns to estimate ultimate losses.

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

          PXRE derives almost all of its business from reinsurance intermediaries.  As a result, the ceding company reports claims to the intermediary and the intermediary in turn reports the data to all the reinsurers included in the underlying program.  Controls in place require that certain claims must be approved by the underwriter or a member of senior management to validate the loss data before payment is made.  The underwriter, based on his knowledge and judgment, may question the broker or ceding company if he did not expect a loss of a certain magnitude to impact a certain layer.  Since many of PXRE’s losses are from events that are well known, such as large hurricanes and earthquakes, the underwriter may in fact expect losses to certain layers and therefore would not question the accuracy of such loss reports.  If the underwriter does question the loss data, PXRE may perform audits at the underlying ceding company in order to determine the accuracy of the amounts ceded.  PXRE’s risk management and underwriting systems provide a list of impacted or potentially impacted contracts by peril and by geographic zone.  This assists PXRE in determining the completeness of losses, as we will contact intermediaries and the ceding companies for which we believe underlying contracts are impacted subsequent to an event to request information.

          Currently, PXRE does not have any backlog related to the processing of assumed reinsurance information.  When a large loss occurs, the Company shifts personnel from various functions to assist the claims personnel in the processing and evaluation of claims data.

          Finally, PXRE records reserves for losses that have been incurred but not yet reported, which are generally referred to as IBNR reserves.  The IBNR includes losses from events which PXRE is not aware of and losses from events which PXRE is aware of but has not yet received reports from ceding companies.  As the business written by PXRE is characterized by high severity and generally low frequency, this may result in volatility in our financial results.  Current year net losses incurred of $987.6 million is mainly due to the 2005 hurricanes which amounted to $638.0 million from Hurricane Katrina, $68.9 million from Hurricane Rita and $143.9 million from Hurricane Wilma.

          During 2005, we experienced net adverse development of $23.9 million for prior-year losses and loss expenses, consisting of $17.3 million of adverse development on our catastrophe and risk excess segment and $6.6 million of adverse development on our exited lines segment.  The $17.3 million of prior-year catastrophe and risk excess losses were primarily related to re-estimation of the 2004 storm losses following additional claim reports from cedents.  Prior year losses in the exited lines segment increased because of higher than expected reported claims.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines was due primarily to $13.7 million of adverse loss development related to an adverse litigation outcome concerning one aggregate excess of loss reinsurance contract (the “LMC XOL Contract”) that was commuted during the fourth quarter of 2004 following an adverse ruling in litigation.  We also experienced $19.7 million of adverse development on our exited direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines partially offset the adverse development experienced on the LMC XOL Contract and our exited direct reinsurance operations.  During the third and fourth quarters of 2004, we completed commutations of two of the largest exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

          During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the LMC XOL Contract noted above.

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

          With respect to actuarial techniques for loss reserving, PXRE places more weight on the Bornhuetter-Ferguson approach for immature accident years and relies more on loss development approaches as the accident years mature.  At year-end 2000 and 2001, PXRE placed more weight on the Bornhuetter-Ferguson technique, which relied on industry loss ratios and premiums which, with hindsight, underestimated the amount of underpricing for the 1998 to 2001 underwriting years in its actuarial analysis of the direct casualty business.  When the amount of reported losses became a more reliable means for setting reserve estimates, PXRE started to place more weight on these reported losses to estimate its loss reserves and less weight on the Bornhuetter-Ferguson technique.

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

          Loss and loss expense liabilities as estimated by PXRE’s actuaries and recorded by management in the statement of financial position as of December 31, 2005 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$1,225,230	$1,118,969
Exited Lines	94,896	93,502

Total	$1,320,126	$1,212,471

          On an overall basis, the low and high ends of a range of reasonable net loss reserves are $124.2 million below and $160.6 million above the $1,212.5 million best estimate displayed above.  Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total.  The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$996,878	$1,118,969	$1,277,652
Exited Lines	84,382	93,502	103,331

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

          For 2005, gross premiums written were $542.3 million.  This amount includes premium estimates of $168.8 million, $153.8 million of which were from reinstatement premiums.  The estimated premium receivable included in premiums receivable, is $206.0 million, including reinstatement premiums of $182.9 million.

          We record an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets.

          The premiums on reinsurance business ceded are recorded as incurred evenly over the contract period.  Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts.  Under GAAP, we are not permitted to establish reserves for these potential additional premiums until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums.  As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums.  Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business.  No assurance can be given, however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums.  For example, in the case of the September 11, 2001 terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of net additional premiums and reinstatement premiums.  In the case of Hurricanes Katrina, Rita and Wilma our net premiums earned were increased by $43.9 million in 2005 as a result of net additional premiums and reinstatement premiums.

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

          Hedge funds and other limited partnership investments are accounted for under the equity method whereby both the investment income and any change in the fair value are recorded through the net investment income line of the Consolidated Statements of Operations and Comprehensive Operations.  The fair value of hedge funds approximates redemption values.  Foreign denominated fixed maturities are accounted for as part of a trading portfolio, whereby both the investment income and a portion of the change in the fair value are recorded through the net investment income line of the Consolidated Statements of Operations and Comprehensive Operations.

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

          We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.”  If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in other comprehensive operations as a separate component of shareholders’ equity.  If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Operations and Comprehensive Operations.  We formally review each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months.  In assessing whether an investment is suffering a decline in value that is other than temporary we pay particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments.  If we conclude that a decline is other than temporary, we recognize a realized investment loss for the impairment.  During the year ended December 31, 2005, PXRE recorded $11.8 million in other than temporary impairment charges.  The other than temporary impairment charges recorded in the current year relate to investments that the Company may not have the ability to hold to maturity or have sold subsequent to year end to pay claims and meet the Company’s short term obligations as a result of the ratings downgrades of PXRE subsequent to year end.  In 2004 and 2003, we recognized $0.1 million and $0.2 million, respectively, of impairment losses on investment securities whose value had fallen below 80% of face value for more than six months.

          Valuation of Deferred Tax Asset

          Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities.  At December 31, 2005, PXRE had a deferred tax asset net of deferred income tax liability of $51.4 million, offset by a valuation allowance of $51.4 million.  Management reviewed the net deferred tax asset as of December 31, 2005, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that a valuation allowance of $51.4 million is required for the entire deferred tax asset as of December 31, 2005.

          In 2006 and subsequent periods, PXRE’s management will evaluate this valuation allowance on an ongoing basis and will make any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

Comparison of Operating Results between Periods

Comparison of 2005 with 2004

          For the year ended December 31, 2005, net loss before convertible preferred share dividends was $697.6 million compared to net income before convertible preferred share dividends of $22.8 million for 2004.  The primary cause of this net loss was the net impact of catastrophe losses arising from Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.  Our net income in 2004 was materially impacted by losses arising from the occurrence of Hurricanes Charley, Frances, Ivan and Jeanne.

          Net loss per diluted common share was $21.65 for 2005 compared to net income per diluted common share of $0.82 for 2004, based on diluted average shares outstanding of approximately 32.5 million in 2005 and 27.7 million in 2004.  As the Company incurred a loss from continuing operations, in accordance with SFAS No. 128, “Earnings Per Share,” for 2005 it did not include 11.0 million of average shares that are anti-dilutive (as shown in Note 10 to the Consolidated Financial Statements) in determining the denominator for its calculation of net loss per diluted common shares.

Premiums

          Gross and net premiums written for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
			$ Increase (Decrease)	% Increase (Decrease)
($000’s)	2005	2004

Gross premiums written	$542,325	$346,035	$196,290	57%
Ceded premiums written	(135,320)	(36,248)	99,072	273

Net premiums written	$407,005	$309,787	$97,218	31%

          Gross and net premiums earned for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
			$ Increase (Decrease)	% Increase (Decrease)
($000’s)	2005	2004

Gross premiums earned	$525,765	$351,274	$174,491	50%
Ceded premiums earned	(137,441)	(43,202)	94,239	218

Net premiums earned	$388,324	$308,072	$80,252	26%

          The increase in both gross premiums written and gross premiums earned for the year ended December 31, 2005 was primarily driven by reinstatement premiums of $159.5 million in 2005, including $151.7 million of reinstatement premiums from Hurricanes Katrina, Rita and Wilma, compared to $35.1 million of reinstatement premiums in 2004 which were primarily a result of the 2004 Florida hurricanes and Asian typhoons.  Before the effects of reinstatement premiums, PXRE experienced growth in gross premiums written and gross premiums earned of 23% and 16%, respectively, as a result of new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 Florida hurricanes and Asian typhoons.

          The increase in both ceded premiums written and ceded premiums earned during the year ended December 31, 2005 was driven by $107.8 million of reinstatement and additional premiums related to Hurricanes Katrina, Rita and Wilma compared to an insignificant amount in 2004.

          Before the effects of reinstatement premiums, PXRE experienced growth in net premiums written and net premiums earned of 29% and 23%, respectively, as a result of new business written and rate increases on the renewal of contracts that were impacted by losses from the 2004 Florida hurricanes and Asian typhoons.

          A summary of our 2005 and 2004 net premiums written and earned by business segment is included in Note 13 to our Consolidated Financial Statements.

Ratios

          The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio.  The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned.  The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and operating expenses) by net premiums earned.  The combined ratio is the sum of the loss ratio and the expense ratio.  A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses.  The combined ratio does not reflect the effect of net investment income or other reinsurance related expense on underwriting results.  The ratios discussed below have been calculated on a GAAP basis.

          The following table summarizes the loss ratio, expense ratio and combined ratio for the years ended December 31, 2005 and 2004, respectively:

	Year Ended December 31,

(%)	2005	2004

Loss ratio	260.5%	73.5%
Expense ratio	21.9	24.5

Combined ratio	282.4%	98.0%

Catastrophe and risk excess loss ratio	257.9%	65.9%

Losses and Loss Expenses

          Losses and loss expenses incurred amounted to $1,011.5 million in 2005 compared to $226.3 million in 2004.  The loss ratio was 260.5% for 2005 compared to 73.5% for 2004.  The increase in losses and loss expenses incurred and our loss ratio was attributable to Hurricanes Katrina, Rita and Wilma that occurred during 2005.

          The net impact of Hurricanes Katrina, Rita and Wilma in 2005 was $806.9 million.  The net impact of the losses arising from Hurricanes Katrina, Rita and Wilma is summarized in the following table:

($000’s)	Year Ended December 31, 2005

Gross losses and loss expenses	$1,014,506
Ceded reinsurance recoverables	(163,697)

Net losses and loss expenses	850,809
Ceded reinstatement and additional premiums earned	107,791
Assumed reinstatement premiums earned	(151,660)
Tax benefit	—

Net after tax impact	$806,940

          All of the Company’s reinsurance recoverable related to Hurricanes Katrina, Rita and Wilma are either fully collateralized or reside with entities presently rated “A” or higher.

          Current year net losses incurred of $987.6 million is mainly due to the 2005 hurricanes which amounted to $638.0 million from Hurricane Katrina, $68.9 million from Hurricane Rita and $143.9 million from Hurricane Wilma.

          During 2005, we experienced net adverse development of $23.9 million for prior-year losses and loss expenses, consisting of $17.3 million of adverse development on our catastrophe and risk excess segment and $6.6 million of adverse development on our exited lines segment.  The $17.3 million of prior-year catastrophe and risk excess losses was primarily related to re-estimation of the 2004 storm losses following additional claim reports from cedents.  Prior year losses in the exited lines segment increased because of higher than expected reported claims.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines was due primarily to $13.7 million of adverse loss development on the LMC XOL Contract.  During the fourth quarter of 2004, this contract was commuted.  We also experienced $19.7 million of adverse development on our exited direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines partially offset the adverse development experienced on the LMC XOL Contract and our exited direct reinsurance operations.  During the third and fourth quarters of 2004, we completed commutations of two of the largest exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

Underwriting Expenses

          The expense ratio was 21.9% for 2005 compared with 24.5% for 2004.  The commission and brokerage ratio, net of fee income, was 12.6% for 2005 compared with 11.1% for 2004.  The increase in the commission and brokerage ratio is primarily attributable to the increase in ceded reinstatement and additional premium amounts incurred in connection with the Company’s ceded reinsurance program as a result of Hurricanes Katrina, Rita and Wilma.  While these ceded reinstatement and additional premium amounts decreased earned premium, they did not decrease brokerage expenses on assumed reinsurance business, thus causing our commission and brokerage ratio to increase.  In addition, commission and brokerage includes costs associated with reinsurance protection through a collateralized catastrophe bond transaction of $3.6 million.

          PXRE is not a party to any so-called Market Service Agreements or Placement Service Agreements, nor does PXRE engage in any of the contingent commission or other practices that we understand to be the focus of the ongoing broker compensation investigations by the Attorney General’s office of certain states including New York, as reported in the press.

          The operating expense ratio was 9.3% for 2005 compared with 13.4% for 2004.  The decrease is the result of increased net premiums earned and decreased operating costs in 2005.  Operating expenses for the year ended December 31, 2005 decreased $5.1 million, or 12%, to $36.2 million from $41.3 million in 2004 as a result of a 10% reduction in personnel and the curtailment of the Company’s retirement plans during 2004 and decreases in various operating expenses such as costs associated with Sarbanes-Oxley Section 404 compliance and consulting costs.

Net Investment Income

          Net investment income for the year ended December 31, 2005 increased $19.1 million, or 73%, to $45.3 million from $26.2 million for 2004.  This increase was primarily due to a $13.8 million increase in income from our fixed maturity and short-term investment portfolios resulting from the increase in the average invested balance due to cash flows from financing activities, including the $474.0 million of net proceeds from the two equity offerings which were completed in the fourth quarter of 2005 and net proceeds of $98.2 million from a common share offering in the fourth quarter of 2004.  Additionally, the book yield of our fixed maturity and short-term investment portfolios increased to 3.7% for the year ended December 31, 2005 from 3.2% for the year ended December 31, 2004.  Lastly, investment income related to our hedge fund portfolio increased to $11.9 million in 2005 from $8.7 million in 2004 as investments in hedge funds produced a return of 8.5% for the year ended December 31, 2005 compared with 7.1% for the year ended December 31, 2004.

          Investment income for the year ended December 31, 2005 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis.  In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract.  Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds.  We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent.  On assumed reinsurance contracts, cedents held premiums and accrued investment income for which we have recognized $0.9 million of investment income for the year ended December 31, 2004.  On ceded reinsurance contracts, we held premiums and accrued investment income of $86.4 million due to reinsurers as of both December 31, 2005 and 2004 for which we recognized a charge to investment income of $6.7 million and $8.0 million during the years ended December 31, 2005 and 2004, respectively.  On a net basis, this reduction to investment income was $3.0 million and $3.4 million for the years ended December 31, 2005 and 2004, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the period.  The weighted average contractual investment return on the funds held by PXRE is 7.7% and 7.4% for the years ended December 31, 2005 and 2004, respectively, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be one year as of December 31, 2005 on a weighted average basis.

Net Realized Investment Gains

          Net realized investment losses for 2005 were $14.7 million compared to net realized investment losses of $0.2 million for 2004.  The increase in net realized investment losses relates to the write down of $11.8 million of investment securities due to other than temporary impairment following the downgrade of PXRE’s credit ratings in February 2006 and the sale of PXRE Limited, the sole member of PXRE Lloyd’s Syndicate 1224, during the fourth quarter of 2005.

Income Taxes

          PXRE recognized a tax expense of $5.9 million in 2005 compared to a tax benefit of $6.2 million in 2004, reflecting the proportion of business reinsured by PXRE Reinsurance relative to the consolidated PXRE Group for Hurricanes Katrina, Rita and Wilma.

          Management has reviewed PXRE’s deferred tax asset and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrade of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance of $51.4 million is required for all of its deferred tax asset, $48.9 million of which relates to tax benefits that otherwise would have been, with respect to 2005, or have been, with respect to years prior to 2005, recognized in the Consolidated Statements of Operations in 2005 and prior periods.  The remainder relates to the tax consequences of temporary differences in Other Comprehensive Operations.

Cumulative Adjustment

          PXRE adopted the provisions of FIN 46R during the first quarter of 2004.  The cumulative effect of this accounting pronouncement reduced net income for the year ended December 31, 2004 by $1.1 million but did not materially impact shareholders’ equity.

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

Premiums

          Gross and net premiums written for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
			% Increase (Decrease)	% Increase (Decrease)
($000’s)	2004	2003

Gross premiums written	$346,035	$339,140	$6,895	2%
Ceded premiums written	(36,248)	(60,729)	(24,481)	(40)

Net premiums written	$309,787	$278,411	$31,376	11%

          Gross and net premiums earned for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31,
			% Increase (Decrease)	% Increase (Decrease)
($000’s)	2004	2003

Gross premiums earned	$351,274	$381,705	$(30,431)	(8%)
Ceded premiums earned	(43,202)	(60,772)	(17,570)	(29)

Net premiums earned	$308,072	$320,933	$(12,861)	(4%)

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

          Gross premiums earned for the year ended December 31, 2004 decreased $30.4 million, or 8%, to $351.3 million from $381.7 million in 2003.  The decrease in gross premiums earned was a result of a planned decrease in our exited line segment of $53.8 million compared to the year earlier period, offset by an increase in gross premiums earned in our catastrophe and risk excess segment of $23.4 million, or 7%, to $344.7 million in 2004 compared to $321.3 million in 2003.  Gross reinstatement premiums earned related to the catastrophe and risk excess business increased by $27.0 million to $35.2 million in 2004 from $8.2 million in 2003.  The change in this segment was due to similar factors as those discussed above in gross premiums written.

          Ceded premiums written decreased $24.5 million, or 40%, to $36.2 million for the year ended December 31, 2004 from $60.7 million for 2003, primarily as a result of a decrease of $21.1 million in ceded premiums written to Select Reinsurance Ltd. (“Select Re”) under a quota share retrocessional contract that was in place in 2003 but was not renewed at January 1, 2004 and a decrease of $3.6 million in ceded premiums written related to excess of loss retrocessional catastrophe treaties.

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

          Net premiums written for the year ended December 31, 2004 increased $31.4 million, or 11%, to $309.8 million from $278.4 million in 2003.  Net premiums written in our catastrophe and risk excess segment increased $41.2 million, or 15%, for the year ended December 31, 2004 compared to 2003.  The increase in this segment was due to the same factors that caused the increase in gross premiums written and decrease in ceded premiums written as explained above.  Offsetting this increase, in part, was a planned decrease in our exited lines segment of $9.8 million compared to the year earlier period.

          Net premiums earned for the year ended December 31, 2004 decreased $12.9 million, or 4%, to $308.1 million from $320.9 million for 2003.  This decrease was a result of a planned decrease in our exited lines segment of $52.6 million compared to the year earlier period, offset by an increase in net premiums earned in the catastrophe and risk excess segment of $39.8 million, or 15%, for the year ended December 31, 2004 as compared to the corresponding prior-year period.  The change in this segment was due to similar factors as those discussed above in gross and net premiums written.

          As part of our efforts to return to our core catastrophe and risk excess business, we have ceased underwriting finite business, and during the quarter ended June 30, 2004 we began to include the results of this business in our exited lines segment.  During the year ended December 31, 2003 and the quarter ended March 31, 2004, this business was focused on a limited group of cedents and on policies that did not contain significant risk transfer.  Finite contracts that do not contain sufficient risk transfer are not recorded as reinsurance arrangements but are treated as deposits for accounting purposes.  As such, the income related to these transactions is recorded as fee income, and liabilities, if any, are recorded as deposit liabilities.  There will be an insignificant amount of finite premiums earned in future periods.

          A summary of our 2004 and 2003 net premiums written and earned by business segment is included in Note 13 to our Consolidated Financial Statements.

Ratios

          The following table summarizes the loss ratio, expense ratio and combined ratio for the years ended December 31, 2004 and 2003, respectively:

	Year Ended December 31,

(%)	2004	2003

Loss ratio	73.5%	49.1%
Expense ratio	24.5	25.6

Combined ratio	98.0%	74.7%

Catastrophe and risk excess loss ratio	65.9%	27.3%

Losses and Loss Expenses

          Losses and loss expenses incurred amounted to $226.3 million in 2004 compared to $157.6 million in 2003.  The loss ratio was 73.5% for 2004 compared to 49.1% for 2003 largely due to $136.4 million in incurred losses, net of reinsurance, from Hurricanes Charley, Frances, Ivan and Jeanne that occurred during the third quarter of 2004.  As noted in the discussion under “– Premiums” above, these Florida hurricanes triggered $24.8 million of reinstatement premiums earned during the third quarter of 2004, which somewhat offset the impact of the hurricane losses on net income.  We did not experience any significant catastrophe activity in 2003.  The largest losses in 2003 were related to the winter storms in the Midwest and the wildfires in California, but we incurred less than $10.0 million with respect to each of these losses.

          During 2004, we experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development.  The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods.  The $23.4 million net adverse development related to exited lines was due primarily to $13.7 million of adverse loss development on the LMC XOL Contract.  During the fourth quarter of 2004, this contract was commuted.  We also experienced $19.7 million of adverse development on our exited direct casualty reinsurance operations.  The primary cause of the adverse development was higher than expected reported losses in 2004.  Favorable development in other exited lines partially offset the adverse development experienced on the LMC XOL Contract and our exited direct reinsurance operations.  During the third and fourth quarters of 2004, we completed commutations of two of the largest exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

          During 2003, we experienced net adverse development of $44.7 million for prior-year loss and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the LMC XOL Contract noted above.

Underwriting Expenses

          The expense ratio was 24.5% for 2004 compared with 25.6% for 2003.  The commission and brokerage ratio, net of fee income, was 11.1% for 2004 compared with 13.2% for 2003, with the prior-year ratio affected by a large commission on a finite reinsurance contract.  The catastrophe and risk excess commission and brokerage ratio, net of fee income, was 10.8% for 2004 compared to 11.7% for 2003.

          The operating expense ratio was 13.4% for 2004 compared with 12.4% for 2003.  The increase was the result of decreased net premiums earned and increased operating costs in 2004.  Other operating expenses increased 4% to $41.3 million for 2004 from $39.7 million in 2003.  This increase in operating expenses was primarily due to severance expenses during 2004 related to a 10% reduction in personnel and increased costs in 2004 associated with consulting costs from compliance with Section 404 of the Sarbanes-Oxley Act of 2002, offset, in part, by a decrease in incentive compensation expenses associated with hurricane losses in the third quarter of 2004.

Net Investment Income

          Net investment income for the year ended December 31, 2004 decreased 3% to $26.2 million from $26.9 million for 2003, primarily as a result of a $3.8 million decrease in income from our hedge fund portfolio, offsetting an increase in income from our fixed maturity and short-term investment portfolios resulting from the increase in the average invested balance due to cash flows from operations and financing.  Investment income related to our hedge fund portfolio decreased to $8.7 million in 2004 from $12.5 million in 2003 as investments in hedge funds produced a return of 7.1% for the year ended December 31, 2004 compared with 11.1% for the year ended December 31, 2003.  The book yield of our fixed maturity and short-term investment portfolios decreased to 3.2% for the year ended December 31, 2004 from 3.6% for the year ended December 31, 2003.

          Investment income for the year ended December 31, 2004 was also affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis.  In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract.  Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds.  We have both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent.  On assumed reinsurance contracts, cedents held premiums and accrued investment income due to us of $0.0 million and $26.4 million as of December 31, 2004 and 2003, respectively, for which we have recognized $0.9 million and $1.7 million of investment income for the years ended December 31, 2004 and 2003, respectively.  On ceded reinsurance contracts, we held premiums and accrued investment income of $86.4 million and $124.1 million due to reinsurers as of December 31, 2004 and 2003, respectively, for which we recognized a charge to investment income of $8.0 million and $9.1 million during the year ended December 31, 2004 and 2003, respectively.  On a net basis, this reduction to investment income was $3.4 million and $2.5 million for the year ended December 31, 2004 and 2003, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the period.  The weighted average contractual investment return on the funds held by PXRE is 7.4% and 6.8% for the year ended December 31, 2004 and 2003, respectively.

Net Realized Investment Gains

          Net realized investment losses for 2004 were $0.2 million compared to net realized investment gains of $2.4 million for 2003.

Interest Expense and Minority Interest in Consolidated Subsidiaries

          Interest expense, including minority interest expense in consolidated subsidiaries, increased to $14.4 million for 2004 from $13.0 million in 2003.  This increase was due to $3.1 million of additional interest on $64.4 million of trust preferred securities which were issued during the course of 2003 and as such had a full year’s worth of interest expense associated with them during 2004, offset by the non-recurrence of $1.3 million of expense reflected in 2003 from an interest rate swap that became ineffective as a hedging instrument during the quarter ended March 31, 2003 as well as the paydown of $30.0 million of bank debt in 2003.  As discussed in Note 2 to our Consolidated Financial Statements, following the implementation of SFAS 150 and FIN 46R during the quarter ended March 31, 2004, the interest on trust preferred securities is now shown as interest expense, whereas it was previously recorded as minority interest in consolidated subsidiaries.

Income Taxes

          PXRE recognized a tax benefit of $6.2 million in 2004 compared to a tax expense of $0.8 million in 2003.  The tax benefit for the year ended December 31, 2004 differed from the U.S. statutory rate primarily due to the reinsurance business written in our Bermuda reinsurance subsidiary, as well as losses incurred from our exited lines segment which related primarily to reinsurance business written in the United States.  Included in the tax benefit is $2.6 million benefit related to prior-year reserves.

Cumulative Adjustment

          PXRE adopted the provisions of FIN 46R during the first quarter of 2004.  The cumulative effect of this accounting pronouncement reduced net income for the year ended December 31, 2004 by $1.1 million but did not materially impact shareholders’ equity.

FINANCIAL CONDITION

Capital Resources

          The Company and PXRE Delaware rely primarily on dividend payments from PXRE Bermuda and PXRE Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay dividends.  During 2005, PXRE Bermuda and PXRE Reinsurance did not pay any dividends.  In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval during 2006.  Based on the statutory surplus of PXRE Bermuda as of December 31, 2005, the aggregate dividends that are available to be paid during 2006, without prior regulatory approval are $161.1 million.  We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2006.

Liquidity

          The primary sources of liquidity for our principal operating subsidiaries have historically been net cash flows from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances.  Funds are applied primarily to the payment of claims, operating expenses, income taxes and to the purchase of investments.  Premiums are typically received in advance of related claim payments.

          As of the result of our recent ratings downgrades and the resulting level of contract terminations from our assumed book of business, positive cash flows associated with the receipt of reinsurance premiums is likely to decrease substantially in 2006.  Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments.  The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments.  With respect to the proceeds of the sales of the hedge fund investments, approximately 50% of such proceeds are expected to be received by April 30, 2006, approximately 80% by July 31, 2006, and 100% by March 31, 2007.  As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

          Financings

          On October 7, 2005, PXRE completed the public offering of 8,843,500 of its common shares, including 1,153,500 shares sold upon exercise of the underwriter’s over-allotment option in full, at a public offering price of $13.25 per share.  Net proceeds to the Company from the common share offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.

          Pursuant to a Share Purchase Agreement dated as of September 29, 2005, PXRE agreed to issue and sell 375,000 Series D Preferred Shares in a private placement exempt from registration under the Securities Act of 1933.  The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange.  The private placement closed on October 7, 2005.  The gross proceeds from the private placement were $375.0 million, and proceeds net of agents’ discounts and commissions and offering expenses were $359.3 million.  The Series D Preferred Shares were mandatorily exchanged into 34,090,906 common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300.0 million common shares.

          PXRE contributed the $474.0 million net proceeds of the public offering and the private placement to PXRE Bermuda to support the underwriting of reinsurance business during subsequent renewal periods.

          On November 23, 2004, PXRE completed a public offering of 5.2 million of its common shares at $23.75 per share, consisting of 3.7 million shares offered by the Company and 1.5 million shares offered by certain selling shareholders.  On December 2, 2004, the underwriters exercised in-full the overallotment option to purchase 0.8 million additional common shares, consisting of 0.7 million shares from the Company and 0.1 million shares from the selling shareholders.  After giving effect to the sale of the overallotment shares, a total of 6.0 million shares were sold in the offering.

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

          On December 16, 2003, the Company completed an offering of 2.2 million of its common shares at $21.75 per share.  Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company (“Phoenix”), one of the Company’s common shareholders.

          The Company did not receive any of the proceeds from the sale of shares by Phoenix.  Net proceeds to the Company, from the sale of the common shares sold by the Company, were approximately $20.4 million.  We used the net proceeds from the sale of common shares for general corporate purposes, including contributions to the capital of PXRE Bermuda to support growth in its business.  On January 22, 2004, the underwriters exercised in-full the overallotment option to purchase 0.3 million additional common shares at $21.75 per share.  As a result of the exercise of the option, the Company received additional net proceeds of approximately $6.3 million, resulting in total net proceeds from the offering of approximately $26.7 million.  We again used the net proceeds for general corporate purposes, including contributions to the capital of PXRE Bermuda.  After giving effect to the sale of the overallotment shares, a total of 2.5 million shares were sold in the offering.

          On April 4, 2002, the Company raised $150.0 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the “Preferred Share Investment”).  As of December 31, 2005, 5,813 Preferred Shares were issued and outstanding.  The Preferred Shares are entitled to receive, when, as and if declared by our Board of Directors and to the extent of funds legally available for the payment of dividends, cumulative dividends per share at the rate per annum of 8% of the sum of the stated value on each share plus any accrued and unpaid dividends thereon, payable on a quarterly basis.  Such dividends were payable in additional Preferred Shares until April 4, 2005 and in cash thereafter.  Dividends to preferred shareholders, paid in kind, during 2005 and 2004 amounted to $3.4 million and $14.0 million, respectively, and paid in cash during 2005 amounted to $3.7 million.  The expected dividend to be paid in cash at the rate per annum of 8% in 2006 based on convertible preferred shares at December 31, 2005 is $4.7 million.  If the Company does not pay the dividend, dividends will accrue at 10% per annum until paid.

          On March 31, 2005, 5,840.6 Series A1 convertible voting preferred shares, 3,143.6 Series B1 convertible voting preferred shares and 1,393.6 Series C1 convertible voting preferred shares were mandatorily converted into 4.4 million class A convertible voting common shares, 2.4 million class B convertible voting common shares and 1.0 million class C convertible voting common shares, respectively.  The conversion was effected based upon a conversion price of $13.27, which conversion price was agreed between the Company and holders of the Company’s convertible voting preferred shares pursuant to a letter agreement dated as of March 31, 2005.  All the remaining convertible preferred shares mandatorily convert on April 4, 2008.  At December 31, 2005, there were no A1, B1 and C1 Preferred Shares and 5,813 A2, B2 and C2 Preferred Shares outstanding.  As the A2 Preferred Shares, B2 Preferred Shares and C2 Preferred Shares were not voluntarily converted on or prior to the third anniversary of their issuance, an annual 8% dividend, payable in cash, will accrue until these Preferred Shares are converted.

          On January 29, 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary (non-consolidated) of PXRE Delaware, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement.  Proceeds from the sale of these securities were used to purchase PXRE Delaware’s 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”).  At December 31, 2005, obligations to PXRE Capital Trust amount to $102.6 million.  On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “Capital Securities”).  Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997.  On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.

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

          Share Dividends and Book Value

          Dividends declared to common shareholders were $16.8 million and $3.4 million in 2005 and 2004, respectively.  Book value per common share was $6.01 at December 31, 2005 after considering convertible preferred shares.

          The Company was incorporated in Bermuda and is subject to the Bermuda Companies Act 1981 (the “Companies Act”).  Under the Companies Act, even though we are solvent and able to pay our liabilities as they become due, we may not declare or pay dividends or make distributions from our contributed surplus if there are reasonable grounds for believing either that we are, or would after the payment, be, unable to pay our liabilities as they become due, or that the realizable value of our assets would thereby be less than the sum of our liabilities and our issued share capital (par value) and our share premium account.  Under the Companies Act, when a company issues shares, the aggregate paid in par value of the issued shares comprises the Company’s share capital account.  When shares are issued at a “premium”, that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the “share premium account.”  The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts.  Bermuda law also provides that we maintain a contributed surplus account, to which we must allocate, amongst other things, shareholder capital which is unrelated to any share subscription.  Currently, there is $325.2 million in our contributed surplus account.

          We have a high share premium account due to the significant difference between the $1.00 par value of our common shares and the amounts paid for those shares in recent and historical common share offerings of the Company.

          As a result of the losses arising from Hurricanes Katrina, Rita and Wilma, the realizable value of the Company’s assets ($2.1 billion) no longer exceeds the aggregate of its liabilities ($1.7 billion) its issued share capital ($130.4 million) and its share premium account ($550.0 million).  As a result of this deficiency, the Company is currently prohibited by Bermuda law from paying dividends or making distributions from its contributed surplus account to its shareholders.

          In order that the Company can continue to have the flexibility to pay dividends to shareholders, the Board determined that it is in the best interests of the Company to reduce the share premium account to zero and allocate $550.0 million to the Company’s contributed surplus account.  This reduction of our share premium account and reallocation to the contributed surplus account requires the approval of our shareholders to be effective.  The Company intends to ask shareholders to approve a proposal to reduce our share premium account and transfer the $550.0 million balance to our contributed surplus account at our next General Meeting of shareholders.  Assuming our shareholders give the required approval at the next General Meeting, the reallocated capital will remain part of our capital structure available for the benefit of our creditors and shareholders.  Future dividends and distributions may then be made by the Board within the limits prescribed by Bermuda law, without restriction for the value of the historical share premium account.

          If shareholders approve the foregoing proposal, the Board of Directors will evaluate whether to resume paying dividends and the appropriate level of such dividends as part of its evaluation of strategic alternatives.

          Cash Flows

          Net cash flows provided by operations were $27.3 million in 2005 compared to $45.3 million in 2004 primarily due to an increase in net paid losses which was mainly attributable to the 2004 Florida hurricanes and Hurricanes Katrina, Rita and Wilma.  Partially offsetting these decreases in operating cash flows was an increase in premium collected.

          Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities.  As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

          Net cash used by investing activities were $490.5 million in 2005 compared to $205.7 million in 2004.  This increase was primarily due to the investment of $462.1 million of net cash flows from financing activities received during 2005.

          PXRE is subject to large losses, including natural perils such as hurricanes and earthquakes.  Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts.  This strategy is evidenced by the overall 1.7 year duration of the Company’s fixed income and short-term investments as of December 31, 2005.  Due to this relatively short duration portfolio, the Company does not believe realized losses resulting from selling securities before anticipated will have a material adverse impact on its financial position.  Should an event actually occur such as the occurrence of Hurricane Katrina in the third quarter of 2005, PXRE dedicates assets, including cash equivalents and other short-term investments, in such a manner that cash is always on hand to pay claims.  In February 2006 we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments.  The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments.  With respect to the proceeds of the sales of the hedge fund investments, approximately 50% of such proceeds are expected to be received by April 30, 2006, approximately 80% by July 31, 2006, and 100% by March 31, 2007.  As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen need of our counterparties.

          PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract.  All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs.  The first is a $250.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum.  The second is a $400.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum.  The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company.  There is no commitment fee for the third facility.  The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC.  Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral.

          Off-Balance Sheet Arrangements

          We do not have any material off-balance sheet arrangements.  We do have the following commitments, contingencies and contractual obligations.  Payments due by period in the following table reflect liabilities recorded at December 31, 2005.

          Commitments, Contingencies and Contractual Obligations

PAYMENTS DUE BY PERIOD

Contractual Obligations ($000’s)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt obligations	$167,081	$—	$—	$—	$167,081
Interest on debt obligations	340,232	14,327	28,653	28,654	268,598
Losses and loss expenses	1,320,126	747,552	332,292	142,788	97,494
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	5,307	1,244	2,325	1,738	—
Purchase obligations	5,035	3,823	1,212	—	—
Dividends on convertible preferred shares	10,935	5,070	5,865	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$1,848,716	$772,016	$370,347	$173,180	$533,173

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

          As noted under “– Capital Resources” above, we expect to be able to meet the contractual obligations over 2006 with the dividend paying capacity of the Company’s subsidiary, PXRE Bermuda.  PXRE Reinsurance and PXRE Bermuda expect to be able to meet their contractual obligations over 2006 with operating and investing cash flows.

          As of December 31, 2005, other commitments and pledged assets include (a) LOCs of $284.3 million which are secured by cash and securities with a fair value of $405.7 million, (b) securities amounting to $9.9 million on deposit with various state insurance departments in order to comply with insurance laws, (c) securities with a fair value of $61.6 million deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) a contingent liability amounting to $0.9 million under the Restated Employee Annual Incentive Bonus Plan and other compensation, (f) commitments under the capital trust pass-through securities discussed above, and (g) commitment fees of $0.8 million per annum under the two committed LOC facilities discussed above.

          In connection with the capitalization of PXRE Lloyd’s Syndicate 1224, PXRE Reinsurance has on deposit $1.3 million par value of securities as collateral for Lloyd’s which are due to be released prior to June 30, 2006, following the sale in 2005 of PXRE Limited, the sole capital provider to PXRE Lloyd’s Syndicate 1224 and reinsurance to close of the liabilities of PXRE Lloyd’s Syndicate 1224 into a Lloyd’s syndicate controlled by Chaucer.

          In order to better protect PXRE against the risk of another severe catastrophe event or the occurrence of multiple significant catastrophe events, we sponsored two catastrophe bond transactions that closed during the fourth quarter of 2005.  The first transaction was a $300.0 million collateralized reinsurance agreement with A&W I, a Cayman Island reinsurance company.  This new reinsurance coverage is designed to protect PXRE from extreme catastrophe losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California over the next 5 years.  This reinsurance provides two layers of protection over the next 5 years to PXRE.  The first layer provides $200.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.  The second layer provides $100.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States and windstorms in northern Europe.  The amount of annual disbursements to be made by the Company for this transaction are approximately $26.0 million.

          The reinsurance coverage provided by A&W I is based on a modeled loss trigger.  PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the exposures in PXRE’s assumed reinsurance portfolio.  Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the reinsurance agreement.  The recovery is limited to PXRE’s ultimate net loss from the loss event.  PXRE has the right to reset the notional portfolios after three years.

          On November 8, 2005, A&W I financed the reinsurance coverage through the issuance of $300.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.

          The second transaction was a $250.0 million collateralized transaction with A&W II, a Cayman Island reinsurance company, which is accounted for as a derivative.  It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.  The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss.  The first tranche provides $125.0 million of protection from January 1, 2006 through December 31, 2006.  The second tranche provides $125.0 million of protection from January 1, 2006 through December 31, 2008.  The annual premium payments with respect to the A&W II facility are $15.6 million in 2006 and $7.9 million in 2007 and 2008, respectively.

          The A&W II coverage is based on a modeled loss trigger.  PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the exposures in PXRE’s assumed reinsurance portfolio.  Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then the coverage is activated.  Upon the occurrence of a second catastrophe event in the covered territories during that calendar year, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio for the second event exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement.  The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event.

          On December 21, 2005, A&W II financed the coverage through the issuance of $250.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.

          The reinsurance companies that are counterparties to these transactions are variable interest entities under the provisions of FIN 46R. The Company is not the primary beneficiary of these entities and is therefore not required to consolidate these entities in its consolidated financial statements.

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

          The downgrade in the ratings of our reinsurance subsidiaries by rating agencies will materially and negatively impact our business and results of operations.

          In the aftermath of Hurricane Katrina, each of the major rating agencies placed the credit ratings of our reinsurance subsidiaries on CreditWatch negative or the equivalent, and S&P and A.M. Best initially downgraded their ratings from “A” to “A-.”  On February 16, 2006, A.M. Best downgraded its financial strength rating from “A-” to “B++” with a negative outlook.  On February 24, 2006, A.M. Best further downgraded its financial strength rating from “B++” to “B+” with negative implications.  On February 16, 2006, S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications.  On February 23, 2006 S&P further downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-” where they remain on CreditWatch with negative implications.  On February 17, 2006, Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.  On February 28, 2006, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade.

          Our counterparty credit and financial strength ratings have now been downgraded to a level that is generally unacceptable to many of our reinsurance clients.  Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies.  Due to these recent ratings downgrades of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and it is more difficult for us to retain our existing clients, expand our reinsurance portfolio and renew many of our existing reinsurance agreements, especially since we have been downgraded from the “A” category to the “B” category.  This downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.  We cannot give any assurance regarding whether or to what extent the rating agencies may further downgrade our ratings.

          The current financial strength ratings of PXRE Bermuda and PXRE Reinsurance are:

                    •     A.M. Best: “B+” (Very good), sixth highest of fifteen rating levels; and

                    •     S&P: “BBB-”, tenth highest of twenty-one rating levels.

          These ratings are not evaluations directed to investors in our securities (including investors in our common shares) or a recommendation to buy, sell or hold our securities (including our common shares).  Our ratings may be revised or revoked at the sole discretion of the rating agencies.

          The decline in our ratings and reduction in our surplus will allow clients to terminate their contracts with us and, with respect to ceded reinsurance, may require us to transfer premiums retained by us into a beneficiary trust.

          It is common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies or if our surplus is materially reduced.

          Typically such cancellation clauses are triggered if A.M. Best or S&P were to downgrade us below “A-.”  Whether a client will exercise such rights will depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage.  We cannot predict in advance whether and how many of our clients would actually exercise such rights or what effect such cancellations would have on our financial condition or future prospects, but such an effect could potentially be materially adverse.  The recent downgrade, below “A-” by both S&P and A.M. Best, therefore, could result in a substantial loss of business if insurers, ceding companies and/or brokers that place such business move to other insurers and reinsurers with higher ratings.  Based on premium volume, more than 75% of our reinsurance contracts in-force at January 1, 2006 contain such clauses.  As of March 13, 2006, we had received notice of cancellation from approximately 33% of our clients, calculated using premiums with respect to in-force business as of January 1, 2006, and it is anticipated that this percentage will increase.

          Certain of our ceded excess of loss reinsurance contracts may require us to transfer premiums currently retained by us on a funds withheld basis into a trust for the benefit of the reinsurers if A.M. Best were to downgrade us below “A-.”  In addition, certain of our other ceded excess of loss reinsurance contracts contain provisions that give the reinsurer the right to cancel or commute the contract and require us to pay a termination fee.  The amount of the termination fee would be dependent upon various factors, including level of loss activity.

          We may not be able to identify or implement strategic alternatives for PXRE.

          Our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to many of our reinsurance clients.  This ratings downgrade is expected to have a significant negative impact on our financial condition, future results of operations and profitability.  In light of the potential negative consequences of the rating downgrade, our Board of Directors has decided to explore strategic alternatives for PXRE and has retained Lazard as a financial advisor to assist in this process.

          There are many possible alternatives that we are exploring which include, among others, a sale of PXRE, a sale of certain or substantially all of our assets, a merger with one or more other companies and a variety of alternate business strategies.  Our Board of Directors has not excluded any possibility from consideration.  We may not be able to identify or complete any of these alternatives that our Board of Directors finds to be in the shareholders’ best interests.  Even if we are successful in identifying and completing a merger or sale of PXRE or one of the other strategic alternatives under consideration, we cannot provide any assurance about the financial impact or timing of the implementation of any such strategic alternatives or that any individual shareholder will determine that such strategic alternative is in his, her or its best interests.

          If our Board of Directors concludes that no other strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff and eventually commence an orderly winding up and liquidation of PXRE operations over some period of time that is not currently determinable.

          If our Board of Directors concludes that no other strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff.  Once in run-off there are various options available to bring PXRE's business to a conclusion including pursuing an arrangement with its policyholders in which it estimates and pays out all existing and contingent liabilities with a view to liquidating PXRE in accordance with a procedure which is approved by a statutory majority of policyholders.  Under Bermuda law this is referred to as a solvent scheme of arrangement and is, in effect, a global commutation of PXRE’s business.

          Alternatively, a program of individual commutations could be pursued with a similar result. Following either a scheme or individual commutation program, PXRE would be placed into liquidation as a solvent entity (a voluntary liquidation approved by shareholders).  In the event that PXRE were to become insolvent, the Company would have to be liquidated under the supervision of the Bermuda Supreme Court during which a court appointed liquidator of PXRE may or may not pursue a scheme of arrangement to shorten the time otherwise required to wind up PXRE’s business.

          In a winding up or liquidation as described above, a liquidator would be appointed and would  sell or otherwise dispose of our remaining assets, pay our existing liabilities, including  contingent obligations (which would have to be estimated in advance of payment) and distribute net proceeds, if any, to our shareholders in one or more liquidating distributions.  In a liquidation, we may not receive any material amounts for the sale or other disposition of our assets.  Further, in a liquidation, we will have significant obligations, including the costs incurred by the independent liquidator appointed and the work required to estimate liabilities and realize assets.  Additionally, if we do not generate sufficient revenue to support our continued operations, we will be required to reduce our cash balance to support our continued operations and the amount of any liquidation proceeds available for distribution to our shareholders would thereby be reduced.  Accordingly, the amount and timing of distributions, if any, to shareholders in a liquidation cannot be determined because such would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies. If PXRE were to become insolvent, there will be no distributions payable to our shareholders.

          If the Board of Directors elects to pursue a strategic alternative that does not involve the continuation of meaningful property catastrophe reinsurance business, there is a risk that the Company could incur material charges or termination fees in connection with our collateralized catastrophe facilities.

          As part of its evaluation of potential strategic alternatives, the Board of Directors is also evaluating the continuing utility of PXRE’s two collateralized catastrophe facilities.  During the fourth quarter of 2005, PXRE entered into two collateralized catastrophe facilities that provide $550.0 million of aggregate protection against losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.

          If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Board of Directors may elect to explore the assignment or novation of PXRE’s rights and obligations under the collateralized catastrophe facilities to another insurance or reinsurance company.  There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that note holders who funded the facilities would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE.  If PXRE was not able to successfully assign or novate its rights and obligations under these collateralized catastrophe facilities, PXRE could incur material termination fees and liabilities.

          The first facility, A&W I, provides $300.0 million of collateralized catastrophe protection for a term that commenced on November 9, 2005 and is scheduled to terminate on November 15, 2010, unless terminated earlier.  The annual premium payments due with respect to A&W I during its term are approximately $26.0 million.  PXRE has the right to terminate the A&W I facility without penalty during the fifth year of the facility’s term.  If the A&W I facility is terminated prior to such period, PXRE could be obligated to pay significant early terminations fees that could be as much as $17.5 million.

          The second facility, A&W II, provides $250.0 million of collateralized catastrophe protection in two tranches.  The first $125.0 million tranche commenced on January 1, 2006 and is scheduled to terminate on December 31, 2006.  The second $125.0 million tranche commenced on January 1, 2006 and is scheduled to terminate on December 31, 2008.  The annual premium payments with respect to the A&W II facility are $15.6 million in 2006 and $7.9 million in 2007 and 2008, respectively.  If the A&W II facility is terminated prior to the end of the scheduled termination date of a tranche, PXRE could be obligated to pay significant early termination fees that could be as much as $11.4 million.

          Our ability to continue to operate our business and to identify, evaluate and complete any strategic alternative are dependent on our ability to retain our management and other key employees, and we may not be able to do so.

          We may have difficulty retaining our management and other key employees on whom we will depend to continue to operate our business and to assist in identifying, evaluating and completing any strategic alternative.  If we are unable to do so for at least the time necessary to identify and implement a selected strategy, our continued business operations and our ability to identify, evaluate and complete a strategic alternative could be materially and adversely affected.

          The market price of our common stock has declined and may decline further as a result of our announcements of increased loss estimates for losses due to Hurricanes Katrina, Rita and Wilma and the ratings downgrades we have experienced.

          The closing market price of our common stock has declined from a high of $27.11 per common share at February 16, 2005 to a low of $3.01 at March 7, 2006.  On March 13, 2006, the closing price per share of our common stock as reported on The New York Stock Exchange was $3.24 per share.  We believe that the market price of our common stock has been significantly and adversely affected by the losses due to Hurricanes Katrina, Rita and Wilma and the downgrade in our ratings.  We also believe that there is a risk that our common stock price may decline further in the future as a result of our decision to evaluate strategic alternatives.  In addition, we believe that many of the other risk factors listed in this report may have a material adverse effect on our results of operations and financial condition and contribute to fluctuations in our common stock price.

          Recent adverse events have affected the market price of our common shares, which may lead to securities litigation, administrative proceedings or both being brought against us.

          Companies that experience material adverse events, such as having their financial strength ratings downgraded by rating agencies or their material contracts terminated, often experience significant market fluctuations that affect the prices of their securities and result in litigation, administrative proceedings or both.  We have recently experienced material adverse events, including the downgrading of our ratings in February 2006, and the market price of our common shares has declined materially and may continue to do so, regardless of our financial condition or our ability to meet our contractual and financial obligations.  Due to the decline in the market price of our common shares, there is a risk that significant individual lawsuits and securities class action litigation may be brought against us or that regulators may institute administrative proceedings against us, or both.  As of March 13, 2006, we are not aware of any such litigation or administrative proceedings.  While we would contest vigorously any such action, legal and administrative proceedings of this type are often expensive and can divert management’s attention and other resources away from other matters.  Any such diversion of management’s attention or other resources could negatively and materially impact our business.  In addition, the existence of significant litigation or administrative proceedings against us, or the perceived probability of such actions, could have a material adverse effect on the market price of our common shares and other securities.

          Reserving for losses includes significant estimates, which are also subject to inherent uncertainties.

          Our success is dependent upon our ability to accurately assess the risks associated with the businesses that we insure and reinsure.  Claim reserves represent estimates involving underwriting, actuarial and statistical projections, at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred.  We utilize actuarial models as well as historical insurance industry loss development patterns to assist in the establishment of appropriate claim reserves.  As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses.

          In reserving for catastrophe losses, our estimates are influenced by underwriting and loss information provided by our clients, industry catastrophe models and our internal analyses of this information.  As an event matures, we rely more and more on our development patterns by type of event as well as contract information to project ultimate losses for the event.  This process can cause our ultimate estimates to differ significantly from initial projections.

          Our estimate of the ultimate incurred gross loss and loss expenses arising from Hurricanes Katrina, Rita and Wilma of $1,014.5 million as of December 31, 2005 is based mainly on modeling, a review of exposed reinsurance contracts, claims notices received from clients, discussions with clients and loss information provided by clients to underwriters as part of the underwriting submissions received in connection with the January 2006 renewal process.  Although we have begun to receive loss notices with respect to Hurricanes Katrina, Rita and Wilma, we have paid less than 10% of our net incurred loss with respect to Hurricanes Katrina, Rita and Wilma as of December 31, 2005.  In addition, our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion.  The underlying policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered.  We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

          Our actual losses from Hurricanes Katrina, Rita and Wilma may exceed our best estimate as a result of, among other things, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.

          In developing our best estimate, we have also assumed flood damage exclusions contained in our cedents’ underlying insurance policies will be effective.  We understand that various lawsuits have been filed seeking to invalidate such flood damage exclusions on various grounds, including a suit filed by the Attorney General for the State of Mississippi.  If such lawsuits were to successfully invalidate the underlying flood damage exclusions, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity.

          In our casualty and finite business, given our limited experience we do not have established historical loss development patterns that can be used to establish loss liabilities.  For these lines of business, we rely on loss development patterns that have been estimated from industry or client data, which may not accurately represent the true development pattern for the business we wrote.  For property lines of business, reserves may differ from ultimate settlement values due to the infrequency of some types of catastrophe losses, the incompleteness of information in the wake of a major catastrophe and delay in receiving that information.  We may also seek to enter into commutations of reinsurance contracts of exited lines of business.  Actual claims and claim expenses paid, including commutations, may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

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

          Without the approval by our shareholders of a proposal to reduce our share premium account and reallocate certain capital to our contributed surplus account, we may be restricted by law from declaring or paying dividends to our shareholders in the future.

          As a result of the losses arising from Hurricanes Katrina, Rita and Wilma, for Bermuda corporate law purposes, the realizable value of the Company’s assets ($2.1 billion) no longer exceeds the aggregate of our liabilities ($1.7 billion), our issued share capital ($130.4 million) and our share premium account ($550.0 million).  As a result of this deficiency, we are currently prohibited by Bermuda corporate law from paying dividends or making distributions from our contributed surplus account to our shareholders.

          In order that the Company can continue to have the flexibility to pay dividends to shareholders, the Board determined that it is in the best interests of the Company to reduce the share premium account to zero and allocate $550.0 million to the Company’s contributed surplus account.  This reduction of our share premium account and reallocation to the contributed surplus account requires the approval of our shareholders to be effective.  At our next Annual General Meeting of Shareholders, the Company intends to ask shareholders to approve a proposal to reduce our share premium account and transfer the $550.0 million balance to our contributed surplus account.  If our shareholders do not approve this proposal, we may be restricted by Bermuda corporate law from declaring or paying dividends to our shareholders.  Even if our shareholders approve this proposal and we are once again permitted by law to declare and pay dividends, we cannot guarantee that the Company will pay dividends to our shareholders at any time in the future, or that future losses or other events could not once again impair our ability to pay dividends to our shareholders.

          Because of exposure to catastrophes, our financial results may vary significantly from period to period.

          As a reinsurer of property catastrophe-type coverages in the worldwide marketplace, our operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods.  For example, Hurricanes Katrina, Rita and Wilma resulted in a net impact of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums as of December 31, 2005.  While we may, depending on market conditions, purchase catastrophe retrocessional coverage for our own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on our results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

          We may be overexposed to losses in certain geographic areas for certain types of catastrophe events.

          As we underwrite risks from a large number of insurers based on information generally supplied by reinsurance brokers, we may develop a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes.  For example, we are significantly exposed to losses arising from hurricanes in the southeastern United States, earthquakes in California, the midwestern United States and Japan, and to windstorms in northern Europe.  We have developed systems and software tools to monitor and manage the accumulation of our exposure to such losses and have established guidelines for maximum tolerable losses from a single event or multiple catastrophic events based on historical data.  However, these risk limits were exceeded in Hurricane Katrina and no assurance can be given that these maximums will not be exceeded in some future catastrophe.

          We may be overexposed to smaller catastrophe losses and for certain geographic areas and perils due to the cancellations of a substantial portion of our assumed reinsurance contracts following our recent ratings downgrade.

          Over 75% of our assumed reinsurance contracts in-force as of January 1, 2006, based on premium volume, contain special termination provisions that allow our clients to cancel such contracts based on our recent ratings downgrade and/or loss of surplus.  As of March 13, 2006, we had received notice of cancellation from approximately 33% of our clients, calculated using premiums with respect to in-force business as of January 1, 2006, and it is anticipated that this percentage will increase.

          Our risk management program for our 2006 assumed reinsurance portfolio assumed that we would have significant gross premium written during 2006.  It was assumed that such premium income would offset losses arising from small or medium catastrophe events. For example, during 2004, we incurred material losses from Hurricanes Charley, Frances, Ivan and Jeanne, but still experienced a loss ratio of 65.9% in our catastrophe and risk excess segment due to the significant volume of premium written during 2004.  If many or all of our clients exercise their special cancellation rights, we will have significantly less premium income to offset smaller catastrophe losses.

          Moreover, in purchasing reinsurance coverage to protect PXRE during 2006, we assumed that such gross premiums written would be available to offset smaller losses and; as a result most of the reinsurance coverage purchased by PXRE is designed to protect PXRE against larger catastrophe events.  Therefore, although our aggregate exposures may be reduced due to widespread cancellations of our assumed reinsurance contracts, we may be overexposed to the risk of losses arising from smaller catastrophe events since our reinsurance protections may not respond to such small catastrophe events.

          Finally, in underwriting our 2006 assumed reinsurance portfolio, we sought to build a portfolio that was balanced with respect to geographic region, peril and level of loss exposure.  Since we have no control over which of our clients will cancel their reinsurance contracts, there is a significant risk that our remaining reinsurance portfolio will be unbalanced and overexposed to loss for certain geographic areas, perils and loss exposure levels.

          We operate in a highly competitive environment and no assurance can be given that we will be able to compete effectively in this environment.

          We compete with numerous companies, many of whom have higher credit ratings and substantially greater financial, marketing and management resources.  Our ability to compete against such companies was substantially impaired when our counterparty credit and financial strength ratings were recently downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to many of our reinsurance clients.  In light of our recent ratings downgrade and the material negative financial impact of the losses arising from Hurricanes Katrina, Rita and Wilma, no assurance can be given that we will be able to continue to compete successfully in the reinsurance markets in which we have historically operated.

          We compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Reinsurance, Inc., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd.  A number of reinsurers were also formed in Bermuda in the wake of Hurricanes Katrina, Rita and Wilma in 2005 and we expect them to provide additional competition.

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

          We may require additional capital in the future.

          Our future capital requirements depend on many factors, including our ability to retain our existing business, write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses.  Our capital needs may also be impacted by the strategic alternative path that the Board of Directors ultimately determines to pursue.

          To the extent that the funds generated by our ongoing operations and existing capitalization are insufficient to fund future operating requirements, liquidity needs, growth expectations and cover claim payments, we may need to raise additional funds through financings.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us or may be dilutive to our shareholders.  In addition, substantial sales of our equity in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares.  If we cannot obtain adequate capital, our business, operating results and financial condition could be adversely affected in a material manner.

          Our investment portfolio is subject to significant market and credit risks which could result in an adverse impact on our financial position or results.

          Our invested assets consist primarily of debt instruments with fixed maturities, short-term investments, a diversified portfolio of hedge funds and, to a lesser extent, interests in mezzanine bond and equity limited partnerships.  At December 31, 2005, 90.8% of PXRE’s investment portfolio consisted of fixed maturities and short-term investments and 9.2% consisted of hedge funds and other investments.

          In February 2006, $490.5 million of fixed maturity investments were liquidated and the proceeds were invested in cash equivalents.  This could have a material negative impact on our future income from our investment portfolio.

          Our invested assets are subject to market-wide risks and fluctuations as well as to risks inherent in particular securities.  Although we seek to preserve our capital, we have invested in a portfolio of hedge funds and other privately held securities.  These investments are designed to provide diversification of risk; however, such investments entail substantial risks.  There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time.  In addition, although we seek to employ investment strategies that are not correlated with our reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on us.  While our primary objective is capital preservation, all our portfolios have a degree of risk.  See “Investments.”

          Risks Related to our Fixed Maturity Investments.  We are exposed to potential losses from the risks inherent in our fixed maturity investments.  The two most significant risks inherent in our fixed income portfolio are interest rate risk and credit risk:

                    •     Interest Rate Risk

          Our principal fixed maturity market risk exposure is to changes in U.S. interest rates.  Changes in interest rates may affect the fair value of our fixed maturity portfolio and borrowings (in the form of trust preferred securities).  Our holdings subject us to exposures in the treasury, municipal, and various asset-backed sectors.  Changes in interest rates could also cause a potential underperformance in our exited finite coverages and shortfalls in cash flows necessary to pay fixed rate amounts due to exited finite contract counterparties.

                    •     Credit Risk

          We are also exposed to potential losses from changes in probability of default and from defaulting counterparties with respect to our investments.  A majority of our investment portfolio consists of fixed maturities and short-term investments rated “A2” or “A” or better by Moody’s or S&P.  The average credit rating of the fixed maturities and short-term investments at December 31, 2005 is “AA+.”  Our investment portfolio also contains privately held fixed maturities that are not traded on a recognized exchange.  A deterioration in the credit quality of our investments or our inability to liquidate any of our privately held investments promptly could have an adverse effect on our financial condition.

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

          The three most significant risks inherent in our hedge fund portfolio are liquidity risk, credit risk and market risk:

                    •     Liquidity Risk

          Liquidity risk exists in the hedge fund portfolio because there are delays between giving notice to redeem a hedge fund investment and receiving proceeds.  In February 2006, redemption orders were placed with our hedge funds in the amount of $150.0 million.  We estimate that we will receive 50% of the cash by April 30, 2006, 80% by July 31, 2006, and 100% by March 31, 2007.  The redemption terms are defined in the offering documents and generally require notice periods and time scales for settlement.  We remain at risk during the notice period, which typically specifies a month or quarter end reference point at which to calculate redemption proceeds.  The risk also exists that a hedge fund may be unable to meet its redemption obligations.  A hedge fund may be faced with excessive redemption notices and illiquid underlying investments.

                    •     Credit Risk

          Credit risk exists in the hedge fund portfolio where hedge funds are net long in a particular security, or group of correlated securities.  Where a hedge fund is net long in a security that defaults, or suffers an adverse credit event, we are exposed to loss.  Our exposure to any individual hedge fund is limited to the carrying value of the investment, and we invest in a diversified portfolio of hedge funds that utilize different strategies and markets to reduce this risk.  However, different hedge funds in the portfolio may be net long in the same or correlated securities at the same time, which could have an adverse effect on the value of the portfolio and thus our financial condition.

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

          Because we depend on a few reinsurance brokers for a large portion of revenue, loss of business provided by any one or more of them could adversely affect us.

          We market our reinsurance products worldwide exclusively through reinsurance brokers.  Four brokerage firms accounted for approximately 80%, 78% and 78% of our gross premiums written in each of the years ended December 31, 2005, 2004 and 2003, respectively.  Approximately 31%, 25%, 13% and 11% of gross premiums written in fiscal year 2005 were arranged through Benfield Greig Ltd., the worldwide branch offices of Guy Carpenter & Company, Inc. (a subsidiary of Marsh & McLennan Companies, Inc.), Aon Group Ltd. and Willis Re. Inc., respectively.

          Each of these brokers have security guidelines that generally impose various limitations and restrictions on the placement of reinsurance contracts with a reinsurer with a financial strength rating of less than “A-,” including requiring a client’s written consent prior to the placement of any reinsurance contract with a reinsurer with a sub-par credit rating.  Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on our business.

          The impact of investigations of broker fee and placement arrangements could adversely impact our ability to write more business.

          Investigations of broker placement and compensation practices initiated by the Attorney General’s office of certain states including New York, together with recently filed class action lawsuits initiated against such broker entities and certain reinsurance companies, have challenged the legality of certain activities conducted by these brokers and companies.  Various brokers with whom we do business are included within these investigations and lawsuits.  The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers because of an alleged conflict of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers, bid rigging and tying the receipt of direct insurance to placing reinsurance through the same broker.  Because these investigations and suits have not all been completed or resolved, it is not possible to determine their ultimate impact upon the broker reinsurance market and reinsurers, including us.  However, because of our reliance on the broker reinsurance market for future business, any governmental actions or judicial decisions which have the effect of impairing the broker reinsurance market could materially impact our ability to underwrite business.  In addition, to the extent that any of the arrangements into which we routinely enter with our brokers were determined to be unlawful, we could be fined or otherwise penalized.  Further, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk.  See “Our reliance on reinsurance brokers exposes us to their credit risk” below.

          We have exited the finite reinsurance business, but claims in respect of finite reinsurance could have an adverse effect on our results of operations.

          Finite risk reinsurance contracts are highly customized and typically involve complicated structural elements.  GAAP governs whether or not a contract should be accounted for as reinsurance.  Contracts that do not meet these GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits.  As reported in the past year, certain finite insurance and reinsurance arrangements are coming under scrutiny by the New York Attorney General’s Office, the Securities and Exchange Commission and other governmental authorities.  According to the press, investigators have asserted that the contracts in question were accounted for in an improper or fraudulent manner.

          We sold finite reinsurance prior to June 30, 2004, and from time to time, have purchased finite reinsurance to which we are a party.  Although we have received no request for information or documents in connection with the investigations with respect to any finite reinsurance we sold or purchased from time to time, certain of our customers or reinsurers have been asked to provide or have provided documents and information in the framework of these investigations with respect to reinsurance contracts to which we are a party.  Any claim challenging the appropriateness of the accounting treatment of the finite contracts we underwrote or purchased could result in negative publicity, costs and, in the event of any regulatory or judicial decision being entered against us, ultimately fines and penalties, all of which could have a material adverse effect on our business and results of operations.

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

          In order to limit the effect of large and multiple losses upon our financial condition, we buy reinsurance for our own account.  This type of insurance is known as retrocessional reinsurance.  From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs.  Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance.  In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms as favorable to us as in prior years.  In difficult market conditions, pricing for our retrocessional reinsurance products may improve, but conversely, obtaining retrocessional reinsurance for our own account on favorable terms can become more difficult.

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

          We have exhausted our retrocessional coverage with respect to Hurricane Katrina, leaving us exposed to further losses.

          Based on our current estimate of losses related to Hurricane Katrina, we have exhausted our retrocessional protection with respect to this event, meaning that we have no retrocessional coverage available should our Hurricane Katrina losses prove to be greater than currently estimated.  We cannot be sure that retrocessional coverage will be available to us on acceptable terms, or at all, in the future.  Our business, results of operations and financial condition could be materially adversely impacted by additional losses related to Hurricane Katrina.

          Recoveries under portions of our collateralized catastrophe facilities are triggered by modeled loss to a notional portfolio, rather than our actual losses arising from a catastrophe event, which creates a potential mismatch between the risks assumed through our inwards reinsurance business and the protection afforded by these facilities.

          During the fourth quarter of 2005, PXRE entered into two collateralized facilities that provide $550.0 million of aggregate protection against losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.  The coverage under both facilities is based on a modeled loss trigger.  PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the exposures in PXRE’s assumed reinsurance portfolio.  Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios.  If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement.  If such a hurricane, windstorm or earthquake were to occur, there is a risk that the actual losses incurred by PXRE could exceed the modeled loss to the notional portfolios and that the actual benefit of these facilities could be substantially less than expected.

          Our inability to provide the necessary collateral could affect our ability to offer reinsurance in certain markets.

          PXRE Bermuda is not licensed or admitted as an insurer in any jurisdiction other than Bermuda.  Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, we anticipate that our reinsurance clients will typically require PXRE Bermuda to post a letter of credit or other collateral.  If we are unable to arrange for security on commercially reasonable terms, PXRE Bermuda could be limited in its ability to write business for certain of our clients.

          As of March 1, 2006, we have $650.0 million committed letter of credit facilities and an uncommitted facility that allows for letters of credit to be issued subject to satisfactory collateral being provided to the issuing bank by the Company.

          At December 31, 2005, the Company had issued letter of credits in the amount of $284.3 million which are secured by cash and securities with a fair value of $405.7 million.

          The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong.

          Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, general economic conditions and other factors.  The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry.  As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels.  Our recent growth from January 1, 2002 through December 31, 2005 relates in part to improved industry pricing, but the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease.  Any of these factors could lead to an adverse effect on our profits.  In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

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

          PXRE Bermuda.  PXRE Bermuda is registered as a Class 4 Bermuda insurance and reinsurance company.  Among other matters, Bermuda statutes, regulations and policies of the BMA, require PXRE Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition.  These statutes and regulations may, in effect, restrict PXRE Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

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

         PXRE U.S. Subsidiaries.  PXRE Delaware and PXRE Reinsurance are subject to regulation under the insurance statutes of various U.S. states, including Connecticut, the domiciliary state of PXRE Reinsurance.  The regulation and supervision to which PXRE Reinsurance is subject relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, reserves for losses and other matters.  In general, such regulation is for the protection of the reinsureds and policyholders rather than investors.

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

         We do not presently intend that PXRE Bermuda will be admitted to do business in any jurisdiction in the United States, the United Kingdom or elsewhere (other than Bermuda).  However, we cannot assure you that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of PXRE Bermuda, or related companies or its agents and claim that PXRE Bermuda is subject to such jurisdiction’s licensing requirements.  If any such claim is successful and PXRE Bermuda must obtain a license, we may be subject to taxation in such jurisdiction.  (In certain circumstances, PXRE may be subject to tax in a jurisdiction even if it is not licensed by such jurisdiction.  See “Risks Related to Taxation.”)  In addition PXRE Bermuda is subject to indirect regulatory requirements imposed by jurisdictions that may limit its ability to provide insurance or reinsurance.  For example, PXRE Bermuda’s ability to write insurance or reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies.  Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, alien insurers or reinsurers with whom domestic companies place business.

         Generally, Bermuda insurance statutes and regulations applicable to PXRE Bermuda are less restrictive than those that would be applicable if it were governed by the laws of any state in the United States.  In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States.  If in the future PXRE Bermuda becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that PXRE Bermuda would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on PXRE Bermuda’s business.

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

         Under Bermuda law, non-Bermudians (other than spouses of Bermudians or holders of permanent residence certificates) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority.  The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent residence certificate) is available who meets the minimum standards for the advertised position.  The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.  A significant number of our key officers, including our Chief Executive Officer, an executive vice president and key reinsurance underwriters are working in Bermuda under work permits that will expire over the next two years.  The Bermuda government could refuse to extend these work permits.  If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

         Recent adverse events impacting our business that have led us to consider strategic alternatives could lead to regulatory inquiries and adoption of any course of action that resulted in a change of control will require regulatory approval.

         We have recently experienced material adverse events, including significant losses in 2005 and the downgrading of our ratings in February 2006.  As a result, regulators having jurisdiction over one or more of our insurance subsidiaries could institute inquiries or proceedings against them.  Any such regulatory action could impact our ability to write insurance business in some jurisdictions.  In addition, the approval of insurance regulators would be required for the implementation of strategic alternatives that we may pursue, particularly any one involving a change of control of such subsidiaries.  A significant delay or the denial of any required regulatory approval could negatively impact our ability to put into effect a strategic alternative that we consider beneficial to our business, which could have a material adverse impact on our results of operations and financial condition.  In addition, this could have a material adverse effect on the market price of our securities.

Risks Related to an Investment in Our Common Shares

         Our stock price and trading volume may be subject to significant fluctuations.  Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	the results of the Board of Directors’ exploration of strategic alternatives and the implementation of, or failure to implement, the strategic alternative selected by the Board of Directors;

•	potential shareholder litigation and regulatory investigations relating to the recent decline in our share price, ratings downgrade and catastrophe losses;

•	natural catastrophes or other events that may impact or be perceived by investors as impacting the insurance industry, generally, and the reinsurance industry, in particular;

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning us or the reinsurance industry generally;

•	further changes in the credit rating assigned to our claims-paying ability by S&P, A.M. Best or other similar rating agency;

•	operating and stock price performance of other companies that investors may deem comparable;

•	news reports relating to our business and trends in our markets;

•	changes in the laws and regulations affecting our business;

•	acquisitions and financings by us or others in our industry; and

•	sales or acquisitions of substantial amounts of our common stock by our directors and executive officers or principal shareholders, or the perception that such sales could occur.

         In addition, in recent years the stock market has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.  These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

         We are a holding company and if our subsidiaries do not make dividend payments to us, we may not be able to pay dividends or other obligations.

         We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries.  We effected an internal reorganization of our subsidiaries on March 15, 2005.  The purpose of the reorganization was to consolidate all of our non-Bermudian subsidiaries under a newly formed holding company established in Ireland, PXRE Ireland.  PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda.  In the reorganization, PXRE Reinsurance (Barbados) Ltd. distributed all of the common shares of PXRE Delaware to PXRE Bermuda.  PXRE Bermuda then contributed the common shares of PXRE Delaware and the common shares of PXRE Europe to PXRE Ireland.

         We rely primarily on cash dividends from PXRE Reinsurance, PXRE Ireland and PXRE Bermuda to pay our operating expenses, including debt service payments, shareholder dividends, if any, income taxes and other obligations that may arise from time to time.  We expect future dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay expenses and dividends.  The payment of dividends by our reinsurance subsidiaries to us is limited under Bermuda law, Irish law and under certain insurance statutes of various U.S. states in which they are licensed to transact business.  PXRE Reinsurance is subject to state regulatory restrictions that limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut.  As of January 1, 2006, PXRE Reinsurance cannot pay any dividends without the prior approval of the Insurance Commissioner of the State of Connecticut.

         Bermuda insurance laws require PXRE Bermuda to maintain certain measures of solvency and liquidity, and further limit the amount by which we can reduce surplus without prior regulatory approval.  Cash dividend payments to be made by us on our preferred shares and common shares or interest payments on our debt securities may also be affected by any inability to rely on payments from our subsidiaries.

         Some aspects of our corporate structure and insurance regulations may discourage third-party takeovers and other transactions and may result in the entrenchment of incumbent management.

         Under our bye-laws, subject to certain exceptions and to waiver by our board of directors on a case by case basis, no transfer of our shares is permitted if such transfer would result in a shareholder owning, directly or indirectly, more than 9.9% of the voting power of our outstanding shares, including our common shares, or more than 9.9% of the outstanding shares of any class of our share capital.  Ownership is broadly defined in our bye-laws.  We may refuse to register any such transfer on our share transfer records.  A transferee will be permitted to promptly dispose of any of our shares purchased which violate the restriction and as to the transfer of which registration is refused.

         Our bye-laws provide for a classified board of directors.  The directors of the class elected at each annual general meeting hold office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders.  Under our bye-laws, the vote of 66 2/3% of the outstanding shares entitled to vote and the approval of a majority of the board is required to amend bye-laws regarding appointment and removal of directors, remuneration, powers and duties of the board, indemnification of directors and officers, director’s interests and the procedures for amending bye-laws.

         In the event that we become aware of a shareholder owning more than 9.9% of the voting power of our outstanding shares after a transfer of shares has been registered, our bye-laws provide that, subject to the same exceptions and waiver procedures, the voting rights with respect to our shares owned by any such shareholder will be limited to a voting power of 9.9%, subject only to the further limitation that no shareholder allocated any such voting rights may exceed the 9.9% limitation as a result of such limitation.  The board of directors may waive this limitation, and has determined to waive this limitation with respect to Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P. (which, together with Capital Z Financial Services Fund II, L.P., we refer to as “Capital Z”) and certain of Capital Z’s affiliates.

         In addition, our ownership of U.S. subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of us.  Under applicable insurance regulations, any proposed purchase of 10% or more of our voting securities would require the prior approval of the relevant insurance regulatory authorities.

         The provisions described above may have the effect of making more difficult or discouraging unsolicited takeover bids from third parties.  To the extent that these effects occur, shareholders could be deprived of opportunities to realize takeover premiums for their shares and the market price of their shares could be depressed.  In addition, these provisions could also result in the entrenchment of incumbent management.

         U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

         The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders.  Set forth below is a summary of certain significant provisions of the Companies Act which includes, where relevant, information on modifications thereto adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law.  Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

         Interested Directors.

         Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors.  In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest pursuant to the Companies Act provided that the director is not disqualified from doing so by the chairman of the meeting.  Under Delaware law, such transaction would not be voidable if:

•
the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•
such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•
the transaction was fair as to the corporation as of the time it was authorized, approved or ratified.  Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.

         Certain Transactions with Significant Shareholders.

         As a Bermuda company, we may enter into certain business transactions with our significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from our board of directors but without obtaining prior approval from our shareholders.  Amalgamations require the approval of the board of directors and, except in the case of amalgamations with and between wholly-owned subsidiaries, a resolution of shareholders approved by the affirmative vote of shareholders holding a majority of the voting power of the then outstanding shares entitled to vote.  If we were a Delaware corporation, we would need, subject to certain exceptions, prior approval from shareholders holding at least two-thirds of our outstanding common stock not owned by such interested shareholder to enter into a business combination (which, for this purpose, includes mergers and asset sales of greater than 10% of our assets that would otherwise be considered transactions in the ordinary course of business) with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute.

         Shareholders’ Suits.

         The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions.  Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda.  However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in our name to remedy a wrong done to us where an act is alleged to be beyond our corporate power, is illegal or would result in the violation of our memorandum of association or bye-laws.  Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it.  The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action.  Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in our right, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer.  Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law.  In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

         Indemnification of Directors and Officers.

         Under Bermuda law and our bye-laws, we may indemnify our directors, officers or any other person appointed to a committee of the board of directors (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or sustained by such person by reason of any act done, concurred in or omitted in the conduct of our business or in the discharge of his/her duties; provided that such indemnification shall not extend to any matter in which any of such persons is found, in a final judgment or decree not subject to appeal, to have committed fraud or dishonesty.  Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

         Committees of the Board of Directors.

         Our bye-laws provide, as permitted by Bermuda law, that the board of directors may delegate any of its powers to committees that the board appoints, and those committees may consist partly or entirely of non-directors.  Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees may consist only of directors.

         Our shareholders may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

         We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda.  In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States.  As such, we have been advised that there is doubt as to whether:

•
a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts against persons who reside in Bermuda based upon the civil liability provisions of the United States federal securities laws;

•
a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws; and

•
a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors or officers, as well as our independent accountants, who reside outside the United States based solely upon United States federal securities laws.

         Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of United States courts, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts.  Because judgments of United States courts are not automatically enforceable in Bermuda, it may be difficult for our shareholders to recover against us based on such judgments.

         The anti-dilution protection afforded to the holders of our outstanding preferred shares could cause substantial dilution to the holders of our common shares.  The sale, following conversion, of substantial amounts of our common shares by the holders of the preferred shares could cause the market price of our common shares to decline significantly.

         In April 2002, we privately placed Series A, Series B and Series C convertible preferred shares with several private equity investors.  These investors have the right to nominate four directors for election to the board of directors, and were granted demand and other registration rights.  The interest of the preferred share investors may differ materially from the interests of our common shareholders, and these investors could take actions or make decisions that are not in the best interests of our common shareholders.

         The anti-dilution protections afforded to the preferred shareholders could have a material dilutive effect on our common shareholders.  Each preferred share, in whole or in part, is convertible at any time at the option of the holder into convertible common shares for that series according to a formula set forth in the description of stock.  The convertible common shares are, in turn, convertible into common shares on a one-for-one basis.  The number of convertible common shares per preferred shares issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the preferred shares plus accrued but unpaid dividends thereon, by the conversion price then in effect.  The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value or without consideration.  In addition, the conversion price is subject to adjustment for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 and for any liability or loss arising out of pending material litigation on December 10, 2001.  As of March 13, 2006, the outstanding convertible common shares and preferred shares were ultimately convertible into 5.1 million common shares, or 6.6% of our outstanding common shares on a fully converted basis.  However, because the conversion price for the preferred shares is subject to adjustment for a variety of reasons, including if we have certain types of adverse loss development, the number of our common shares into which the preferred shares are ultimately convertible and, accordingly, the amount of dilution experienced by our common shareholders, could increase.

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

         Bermuda currently imposes no income tax on corporations.  We have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or our Bermuda subsidiaries until March 28, 2016.  We cannot assure you that we or our Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

         We and our non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our financial condition and results of operation.

         We and our non-U.S. subsidiaries have and intend to continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that will not cause us to be doing business through a permanent establishment in the United States) and, thus, we and our non-U.S. subsidiaries will not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income and excise taxes on insurance or reinsurance premiums).  However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the IRS will not contend successfully that we or a non-U.S. subsidiary of ours is engaged in a trade or business, or carrying on business through a permanent establishment, in the United States.

         Dividends paid by PXRE Delaware to PXRE Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.

         PXRE Delaware is a Delaware corporation wholly owned by PXRE Ireland.  Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty.  The income tax treaty between the Republic of Ireland and the United States (the “Irish Treaty”) reduces the rate of withholding tax on certain dividends to 5%.  Were the IRS to contend successfully that PXRE Ireland is not eligible for benefits under the Irish Treaty, any dividends paid by PXRE Delaware to PXRE Ireland would be subject to the 30% withholding tax.  Such a result could have a material adverse effect on our financial condition and results of operations.

         If you acquire 10% or more of our shares and we or our non-U.S. subsidiaries are classified as a controlled foreign corporation (“CFC”), your taxes could increase.

         Each United States person (as defined in Section 957(c) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”)) who (i) owns (directly, indirectly through foreign persons, or constructively by application of certain attribution rules (“constructively”)) 10% or more of the total combined voting power of all classes of stock of a foreign corporation at any time during a taxable year (such person, a “10% United States Shareholder”), and (ii) owns (directly or indirectly through foreign persons) shares of such foreign corporation on the last day of such taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed, if such foreign corporation has been a CFC for an uninterrupted period of 30 days or more during such taxable year.  A foreign corporation is considered a CFC if 10% United States Shareholders own (directly, indirectly through foreign entities, or constructively) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation or the total value of all stock of such corporation.  For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly or constructively) by 10% United States Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.  We cannot assure you that we or our non-U.S. subsidiaries will not be classified as CFCs.  We believe that because of the anticipated dispersion of our common share ownership, provisions in our organizational documents that limit voting power and other factors, no United States person who (i) owns our shares (directly, indirectly through one or more foreign entities or constructively), (ii) does not own (directly or indirectly through one or more foreign entities or constructively) our preferred shares and (iii) has not received a waiver from our board of directors of provisions in our organizational documents that limit voting power, should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of all classes of our shares.

         Due to the attribution provisions of the Code regarding determination of beneficial ownership, there is a risk that the IRS could assert that we or one or more of our non-U.S. subsidiaries are CFCs and that U.S. holders of our shares who own 10% or more of the value of our shares should be treated as owning 10% or more of the total voting power of us and/or our non-U.S. subsidiaries, notwithstanding the reduction of voting power discussed above.

         If we or a non-U.S. subsidiary is determined to have “related person insurance income” (“RPII”), you may be subject to U.S. taxation on your pro rata share of such income.

         If the RPII of any of our non-U.S. insurance subsidiaries were to equal or exceed 20% of such company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own, directly or indirectly through entities, 20% or more of our voting power or value, then a U.S. person who owns our shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such non-U.S. insurance subsidiary’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed.

In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income.  The amount of RPII earned by the non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the geographic distribution of the non-U.S. insurance subsidiaries’ business and the identity of persons directly or indirectly insured or reinsured by the non-U.S. insurance subsidiaries.  We believe that the gross RPII of each non-U.S. insurance subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20% of such subsidiary’s gross insurance income.  Additionally, we do not expect the direct or indirect insureds of our non-U.S. insurance subsidiaries (and persons related to such insureds) to directly or indirectly own 20% or more of either the voting power or value of our shares.  No assurance can be given that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control.

         The RPII rules provide that if a U.S. person disposes of shares in a foreign insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (whether or not such earnings and profits are attributable to RPII).  In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the U.S. person.  These RPII rules should not apply to dispositions of our shares because we will not ourselves be directly engaged in the insurance business.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form.  It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect.  The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII.  Accordingly, the meaning of the RPII provisions and the application of those provisions to us and our non-U.S. subsidiaries are uncertain.

         If we are classified as a passive foreign investment company (“PFIC”), your taxes would increase.

         Although it is not anticipated that we will be classified as a PFIC for U.S. income tax purposes, if we are classified as a PFIC, it would have material adverse tax consequences for U.S. persons that directly or indirectly own our shares, including subjecting such U.S. persons to a greater tax liability than might otherwise apply and subjecting such U.S. persons to tax on amounts in advance of when tax would otherwise be imposed.  There are currently no regulations regarding the application of the PFIC provisions to an insurance company.  New regulations or pronouncements interpreting or clarifying these rules may be forthcoming.  We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own our shares.

         The reinsurance agreements between us and our U.S. subsidiaries may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and results of operations.

         Under Section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party.  No regulations have been issued under Section 845 of the Code.  Accordingly, the application of such provisions to us and our subsidiaries is uncertain and we cannot predict what impact, if any, such provisions may have on us and our subsidiaries.

         Changes in U.S. federal income tax law could be retroactive and may subject us or our non-U.S. subsidiaries to U.S. federal income taxation.

         The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or PFIC or has RPII, are subject to change, possibly on a retroactive basis.  There are currently no regulations regarding the application of the PFIC rules to an insurance company.  Additionally, the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS.  We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will be applied on a retroactive basis.

Item 7A.

Investments

         As of December 31, 2005, our investment portfolio, at fair value, was allocated 74.9% in fixed maturity debt instruments, 15.9% in short-term investments, 9.0% in hedge funds and 0.2% in other invested assets.

         At December 31, 2005, 97.3% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” or better by Moody’s or S&P.  Mortgage and asset-backed securities accounted for 39.5% of fixed maturities and short-term investments or 35.8% of our total investment portfolio based on fair value at December 31, 2005.  The average yield to maturity of our fixed maturities and short-term investments at December 31, 2005 and 2004 was approximately 4.7% and 3.4%, respectively.

         We had no direct investments in real estate or commercial mortgage loans as of December 31, 2005, other than $7.6 million of notes receivable and $0.9 million of an equity investment in a joint venture, Barr’s Bay Properties Limited, which owns the premises in which the Company’s Bermuda headquarters reside.  These amounts are included in Other Assets.  We may, however, invest in fixed maturities that are secured by commercial mortgages from time to time.

         Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive operations as a separate component of shareholders’ equity.  Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income.  At December 31, 2005, an unrealized loss of $3.4 million (loss of 4 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

         Short-term investments are carried at amortized cost, which approximates fair value.  Our short-term investments, principally treasury bills and agency securities, amounted to $261.1 million at December 31, 2005, compared to $296.3 million at December 31, 2004.

         A significant component of our investment strategy is investing a portion of our invested assets in a diversified portfolio of hedge funds.  At December 31, 2005, total hedge fund investments amounted to $148.2 million, representing 9.0% of the total investment portfolio.  For the year ended December 31, 2005, our hedge funds yielded a return of 8.5% as compared to 7.1% in 2004.  As of December 31, 2005, hedge fund investments with fair values ranging from $3.3 million to $18.2 million were administered by eighteen managers.

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

         As of December 31, 2005, our investment portfolio also included $3.1 million of other invested assets in two mezzanine bond funds.  The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

         Hedge funds and other limited partnership investments are accounted for under the equity method.  Total investment income for the year ended December 31, 2005, included $13.0 million attributable to hedge funds and other investments.

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

         One of our risk management strategies is to bear market risks that do not correlate with underwriting risks, and limit our exposure to market risks that may prevent us from servicing our insurance obligations.  Our Board of Directors approves investment guidelines and the selection of external investment advisors who manage our portfolios.  The investment managers make tactical investment decisions within the established guidelines.  Management monitors the external advisors through written reports that are reviewed and approved by our Board of Directors or committee thereof.  Management also manages diversification strategies across the portfolios in order to limit our potential loss from any single market risk.  The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, our Board of Directors, rating agencies, regulators, and to shareholders.

         Our investment portfolio is summarized in Item 1, Business, Item 15, Notes to the Financial Statements and in this Item 7A under the heading “Investments.”

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

         In order to measure our exposure to changes in interest rates a sensitivity analysis was performed.  Potential loss is measured as a change in fair value, net of applicable taxes.  The fair value of the fixed maturity portfolio and subordinated debt at year-end was remeasured from the fair values reported in the financial statements assuming a 100 basis point increase in interest rates using various analytics and models.  The potential loss in fair value measured as a proportion of total shareholders’ equity, due to interest rate exposure was estimated at 3.0% at December 31, 2005 and 1.2% at December 31, 2004.  There was no significant change in net exposure during the year.  Should such interest rate increase occur, only the decline in fair value of our fixed maturity investments would be recorded in our consolidated balance sheet; the decrease in the fair value of the subordinated debt would not be recognized.

         The estimated potential loss includes declines in the fair value related to prepayment risk associated with the mortgage-related securities.  The mortgage sector represents 39.5% of our portfolio of fixed maturities and short-term investments at December 31, 2005.  The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk.  The interest rate risk related to the short-term investments is not material.  The average maturity of these investments is under one year.

Credit Risk

         As of December 31, 2005, 90.8% of our investment portfolio, at fair value, consisted of fixed maturities and short-term investments.  At December 31, 2005, 97.3% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “A” or better by Moody’s or S&P.  With respect to diversification, at December 31, 2005 we own 400 individual fixed maturity investments.  Non-agency mortgage and asset-backed securities accounted for 25.4% of our investment portfolio based on fair value at December 31, 2005.  At December 31, 2005, we had $28.3 million at fair value of privately held fixed maturities that are not traded on a recognized exchange.

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

Management’s Report on Internal Control Over Financial Reporting

         PXRE’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of PXRE’s management, including PXRE’s Chief Executive Officer and Chief Financial Officer, PXRE conducted an evaluation of the effectiveness of PXRE’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on PXRE’s evaluation under the framework in Internal Control – Integrated Framework, PXRE’s management concluded that our internal control over financial reporting was effective as of December 31, 2005.  PXRE’s management’s assessment of the effectiveness of PXRE’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

         The information required with respect to our directors and executive officers is incorporated herein by reference to the information contained in the section of our definitive proxy statement for our annual meeting of shareholders to be held May 9, 2006, to be filed with the Securities and Exchange Commission, entitled “Information Concerning Directors and Executive Officers.”

         The information with respect to our Audit Committee (including our Audit Committee financial expert) is incorporated herein by reference to the information contained in the section of the proxy statement entitled “The Board of Directors and its Committees and Director Compensation.” We have undertaken to provide to any person, without charge and upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers as well as some of our other corporate governance documents.  See “Available Information” in the Business section of this Form 10-K.

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

         The stock ownership information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the sections entitled “Outstanding Stock and Voting Rights”, “Information Concerning Directors and Executive Officers” and “Aggregated Stock Option Exercises in the Last Fiscal Year and Stock Option Values at December 31, 2005.”

         The information about our equity compensations plans required by Item 12 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the section entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the sections entitled “Executive Compensation” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountants’ Fees and Services

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the proxy statement in the section entitled “Reappointment of Independent Auditors – Fees Paid to Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1) Financial Statements.

(2) Financial Statements Schedules.

Page

Schedule I – Summary of Investments (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)	-

Schedule II – Condensed Financial Information of Registrant	F-46

Schedule III – Supplementary Insurance Information	F-47

Schedule IV – Reinsurance (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)	-

Schedule V – Valuation and Qualifying Accounts and Reserves	F-48

Schedule VI – Supplementary Information Concerning Property/Casualty Insurance Operations	F-49

Consent of Independent Registered Public Accounting Firm	F-50

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

PXRE GROUP LTD.

By:	/s/ Jeffrey L. Radke

Jeffrey L. Radke
Its President and Chief Executive Officer

Date:	March 16, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:

By:	/s/ Jeffrey L. Radke	By:	/s/ Robert P. Myron

	Jeffrey L. Radke		Robert P. Myron
	President and Chief Executive Officer		Executive Vice President, Chief
	(Principal Executive Officer)		Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 16, 2006	Date:	March 16, 2006

*By:	/s/ Gerald L. Radke	*By:	/s/ F. Sedgwick Browne

	Gerald L. Radke		F. Sedgwick Browne
	Director		Director

Date:	March 15, 2006	Date:	March 15, 2006

*By:	/s/ Bradley E. Cooper	*By:	/s/ Craig A. Huff

	Bradley E. Cooper		Craig A. Huff
	Director		Director

Date:	March 15, 2006	Date:	March 15, 2006

*By:	/s/ Mural R. Josephson	*By:	/s/ Jonathon Kelly

	Mural R. Josephson		Jonathon Kelly
	Director		Director

Date:	March 15, 2006	Date:	March 15, 2006

*By:	/s/ Wendy Luscombe	*By:	/s/ Philip R. McLoughlin

	Wendy Luscombe		Philip R. McLoughlin
	Director		Director

Date:	March 15, 2006	Date:	March 15, 2006

*By:	/s/ Robert M. Stavis

Robert M. Stavis
Director

Date:	March 15, 2006

*By	/s/ Jeffrey L. Radke

Jeffrey L. Radke
Attorney-in-Fact

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders
PXRE Group Ltd.:

PXRE’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of PXRE’s management, including PXRE’s Chief Executive Officer and Chief Financial Officer, PXRE conducted an evaluation of the effectiveness of PXRE’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on PXRE’s evaluation under the framework in Internal Control – Integrated Framework, PXRE’s management concluded that our internal control over financial reporting was effective as of December 31, 2005. PXRE’s management’s assessment of the effectiveness of PXRE’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JEFFREY L. RADKE	/s/ ROBERT P. MYRON

Jeffrey L. Radke	Robert P. Myron
President and Chief Executive Officer	Executive Vice President, Chief
Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PXRE Group Ltd.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that PXRE Group Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PXRE Group Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PXRE Group Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, PXRE Group Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, PXRE Group Ltd. adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” during 2004.

As discussed in Note 15 to the consolidated financial statements, PXRE Group Ltd. and subsidiaries was downgraded at various times by rating agencies with regards to financial strength during February 2006.

/s/ KPMG LLP
New York, New York
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PXRE Group Ltd.:

We have audited the accompanying consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in Item 15 (a) (2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PXRE Group Ltd. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PXRE Group Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, PXRE Group Ltd. adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” during 2004.

As discussed in Note 15 to the consolidated financial statements, PXRE Group Ltd. and subsidiaries was downgraded at various times by rating agencies with regards to financial strength during February 2006.

/s/ KPMG LLP
New York, New York
March 15, 2006

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		December 31,

		2005	2004

Assets	Investments:
	Fixed maturities, at fair value:
	Available-for-sale (amortized cost $1,212,299 and $705,204, respectively)	$1,208,248	$701,798
	Trading (cost $28,225 and $13,725, respectively)	25,796	15,483
	Short-term investments, at fair value	261,076	296,318
	Hedge funds, at fair value (cost $132,690 and $86,549, respectively)	148,230	129,118
	Other invested assets, at fair value (cost $2,806 and $5,663, respectively)	3,142	6,823

	Total investments	1,646,492	1,149,540
	Cash	14,504	15,668
	Accrued investment income	10,809	8,054
	Premiums receivable, net	217,446	93,116
	Other receivables	17,000	35,315
	Reinsurance recoverable on paid losses	4,223	8,003
	Reinsurance recoverable on unpaid losses	107,655	61,215
	Ceded unearned premiums	1,379	3,500
	Deferred acquisition costs	5,487	1,745
	Income tax recoverable	6,295	31,594
	Other assets	84,757	46,666

	Total assets	$2,116,047	$1,454,416

Liabilities	Losses and loss expenses	$1,320,126	$460,084
	Unearned premiums	32,512	15,952
	Subordinated debt	167,081	167,075
	Reinsurance balances payable	30,244	10,937
	Deposit liabilities	68,270	72,143
	Other liabilities	32,496	31,670

	Total liabilities	1,650,729	757,861

Shareholders'	Serial convertible preferred shares, $1.00 par value, $10,000 stated
Equity	value – 30 million shares authorized, 0.01 million and 0.02 million
	shares issued and outstanding, respectively	58,132	163,871
	Common shares, $1.00 par value – 350 million shares
	authorized, 72.3 million and 20.5 million shares
	issued and outstanding, respectively	72,281	20,469
	Additional paid-in capital	875,224	329,730
	Accumulated other comprehensive loss net of deferred income
	tax benefit of $0 and $1,616, respectively	(5,468)	(4,855)
	(Accumulated deficit)/retained earnings	(527,349)	194,081
	Restricted shares at cost (0.5 million and 0.4 million shares, respectively)	(7,502)	(6,741)

	Total shareholders' equity	465,318	696,555

	Total liabilities and shareholders' equity	$2,116,047	$1,454,416

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Operations and Comprehensive Operations
Group Ltd.	(Dollars in thousands, except per share amounts)

		Year Ended December 31,

		2005	2004	2003

Revenues	Net premiums earned	$388,324	$308,072	$320,933
	Net investment income	45,292	26,178	26,931
	Net realized investment (losses) gains	(14,736)	(150)	2,447
	Fee income	941	1,785	5,014

		419,821	335,885	355,325

Losses and
Expenses	Losses and loss expenses incurred	1,011,523	226,347	157,598
	Commission and brokerage	49,900	36,111	47,360
	Other reinsurance related expense	936	—	—
	Operating expenses	36,208	41,293	39,701
	Foreign exchange (gains) losses	(1,547)	80	143
	Interest expense	14,452	14,389	2,506
	Minority interest in consolidated subsidiaries	—	—	10,528

		1,111,472	318,220	257,836

	(Loss) income before income taxes, cumulative effect of accounting
	change and convertible preferred share dividends	(691,651)	17,665	97,489
	Income tax provision (benefit)	5,907	(6,234)	841

	(Loss) income before cumulative effect of accounting change and
	convertible preferred share dividends	(697,558)	23,899	96,648
	Cumulative effect of accounting change, net of $0.2 million tax benefit	—	(1,053)	—

	Net (loss) income before convertible preferred share dividends	$(697,558)	$22,846	$96,648

	Convertible preferred share dividends	7,040	14,018	13,113

	Net (loss) income to common shareholders	$(704,598)	$8,828	$83,535

Comprehensive	Net (loss) income before convertible preferred share dividends	$(697,558)	$22,846	$96,648
Operations,	Net change in unrealized depreciation on investments	(12,061)	(5,465)	(4,760)
Net of Tax	Reclassification adjustments for losses (gains) included in net (loss) gain	12,164	247	(1,636)
	Minimum additional pension liability	(716)	(1,329)	—
	Net unrealized appreciation on cash flow hedge	—	—	946

	Comprehensive (loss) income	$(698,171)	$16,299	$91,198

Per Share	Basic:
	(Loss) income before cumulative effect of accounting change
	and convertible preferred share dividends	$(21.43)	$1.65	$8.06
	Cumulative effect of accounting change	—	(0.07)	—
	Convertible preferred share dividends	(0.22)	(0.97)	(1.09)

	Net (loss) income to common shareholders	$(21.65)	$0.61	$6.97

	Average shares outstanding (000's)	32,541	14,433	11,992

	Diluted:
	Net (loss) income before cumulative effect of accounting change	$(21.65)	$0.86	$4.10
	Cumulative effect of accounting change	—	(0.04)	—

	Net (loss) income	$(21.65)	$0.82	$4.10

	Average shares outstanding (000's)	32,541	27,745	23,575

	The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Shareholders' Equity
Group Ltd.	(Dollars in thousands)

	Years Ended December 31, 2005, 2004 and 2003

	Convertible Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Operations	(Accumulated Deficit)/ Retained Earnings	Restricted Shares	Total Shareholders' Equity

Balance at December 31, 2002	$159,077	$12,030	$168,866	$7,142	$108,062	$(1,713)	$453,464

Net income before convertible preferred share dividends					96,648		96,648
Unrealized depreciation on investments, net				(6,396)			(6,396)
Unrealized appreciation on cash flow hedge, net				946			946
Issuance of common shares		1,247	25,084				26,331
Repurchase/cancellation of common shares			(2,058)				(2,058)
Issuance of restricted shares						(4,582)	(4,582)
Amortization of restricted shares						2,904	2,904
Dividends to convertible preferred shareholders	13,113				(13,113)		—
Dividends to common shareholders					(2,927)		(2,927)
Tax effect of stock options exercised			186				186

Balance at December 31, 2003	172,190	13,277	192,078	1,692	188,670	(3,391)	564,516

Net income before convertible preferred share dividends					22,846		22,846
Unrealized depreciation on investments, net				(5,218)			(5,218)
Minimum additional pension liability, net				(1,329)			(1,329)
Conversion of convertible preferred shares	(22,337)						(22,337)
Issuance of common shares		7,192	137,331				144,523
Repurchase/cancellation of common shares			(1,254)				(1,254)
Issuance of restricted shares						(7,291)	(7,291)
Amortization of restricted shares						3,941	3,941
Dividends to convertible preferred shareholders	14,018				(14,018)		—
Dividends to common shareholders					(3,417)		(3,417)
Tax effect of stock options exercised			1,575				1,575

Balance at December 31, 2004	163,871	20,469	329,730	(4,855)	194,081	(6,741)	696,555

Net loss before convertible preferred share dividends					(697,558)		(697,558)
Unrealized depreciation on investments				103			103
Minimum additional pension liability				(716)			(716)
Conversion of convertible preferred shares	(109,108)						(109,108)
Issuance of common shares		51,812	546,580				598,392
Repurchase/cancellation of common shares			(2,150)				(2,150)
Issuance of restricted shares, net						(4,566)	(4,566)
Amortization of restricted shares						3,805	3,805
Dividends to convertible preferred shareholders	3,369				(7,040)		(3,671)
Dividends to common shareholders					(16,832)		(16,832)
Tax effect of stock options exercised			1,064				1,064

Balance at December 31, 2005	$58,132	$72,281	$875,224	$(5,468)	$(527,349)	$(7,502)	$465,318

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Year Ended December 31,

		2005	2004	2003

Cash Flows	Premiums collected, net of reinsurance	$301,982	$253,361	$248,857
from Operating	Loss and loss adjustment expenses paid, net of reinsurance	(229,295)	(123,698)	(80,113)
Activities	Commission and brokerage paid, net of fee income	(28,727)	(56,518)	(31,011)
	Operating expenses paid	(31,666)	(38,189)	(34,346)
	Net investment income received	37,788	15,894	13,719
	Interest paid	(14,338)	(15,138)	(11,229)
	Income taxes recovered (paid)	18,328	(6,271)	(15,680)
	Trading portfolio purchased	(17,685)	—	(21,607)
	Trading portfolio disposed	3,369	6,965	25,183
	Deposit (paid) received	(3,873)	(8,440)	45,434
	Other	(8,608)	17,361	15,045

	Net cash provided by operating activities	27,275	45,327	154,252

Cash Flows	Fixed maturities available for sale purchased	(733,076)	(496,986)	(527,249)
from Investing	Fixed maturities available for sale disposed or matured	209,763	405,393	378,996
Activities	Hedge funds purchased	(129,388)	(13,123)	(35,000)
	Hedge funds disposed	123,219	15,149	40,009
	Other invested assets purchased	—	—	(314)
	Other invested assets disposed	3,738	4,417	1,673
	Net change in short-term investments	35,242	(120,547)	(42,453)
	Receivable for securities	—	24	5
	Payable for securities	—	(18)	(4)

	Net cash used by investing activities	(490,502)	(205,691)	(184,337)

Cash Flows	Proceeds from issuance of common shares	483,169	114,701	21,538
from Financing	Cash dividends paid to common shareholders	(16,832)	(3,417)	(2,927)
Activities	Cash dividends paid to preferred shareholders	(3,671)	—	—
	Proceeds from issuance of minority interest in consolidated subsidiaries	—	—	62,500
	Repayment of debt	—	—	(30,000)
	Cost of shares repurchased	(603)	(1,060)	(1,848)

	Net cash provided by financing activities	462,063	110,224	49,263

	Net change in cash	(1,164)	(50,140)	19,178
	Cash, beginning of year	15,668	65,808	46,630

	Cash, end of year	$14,504	$15,668	$65,808

	Reconciliation of net (loss) income to net cash provided by operating activities:
	Net (loss) income before convertible preferred share dividends	$(697,558)	$22,846	$96,648
	Adjustments to reconcile net (loss) income to net cash
	provided by operating activities:
	Losses and loss expenses	860,041	9,449	2,807
	Unearned premiums	18,681	1,340	(42,148)
	Deferred acquisition costs	(3,742)	750	20,226
	Receivables	(106,015)	(18,258)	(5,860)
	Reinsurance balances payable	19,307	(42,436)	(27,717)
	Reinsurance recoverable	(42,661)	93,201	74,678
	Income taxes	24,507	(12,787)	(14,808)
	Equity in earnings of limited partnerships	(13,000)	(10,744)	(13,373)
	Trading portfolio purchased	(17,685)	—	(21,607)
	Trading portfolio disposed	3,369	6,965	25,183
	Deposit liability	(3,873)	(8,440)	45,434
	Receivable on commutation	(35,154)	—	—
	Other	21,058	3,441	14,789

	Net cash provided by operating activities	$27,275	$45,327	$154,252

	The accompanying notes are an integral part of these statements.

PXRE	Notes to Consolidated Financial Statements
Group Ltd.	Years Ended December 31, 2005, 2004 and 2003

1.	Organization

PXRE Group Ltd. (the “Company” or collectively with its subsidiaries, “PXRE”) is an insurance holding company organized in Bermuda. PXRE provides reinsurance products and services to a worldwide marketplace through its subsidiary operations located in Bermuda, Europe and the United States. PXRE’s primary focus is providing property catastrophe reinsurance and retrocessional coverage. PXRE also provides marine, aviation and aerospace products and services. Subsequent to December 31, 2005, the Company’s counterparty credit and financial strength ratings were downgraded by three rating agencies. See further discussion in Note 15.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly owned subsidiaries, including PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”). All intercompany transactions have been eliminated in preparing these consolidated financial statements.

GAAP requires management to make estimates and assumptions that affect the (i) reported amount of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Premiums Assumed and Ceded

Premiums on assumed and ceded reinsurance business are recorded as earned evenly over the contract period based on estimated subject premiums. Adjustments based on actual subject premiums are recorded in the period in which they are determined. The portion of assumed and ceded premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums and ceded unearned premiums, respectively.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses (“IBNR”). Certain of our ceded reinsurance contracts include additional premiums with provisions that adjust premiums based upon the loss experience under the contracts. For these contracts, additional premiums are written and earned following the loss event after considering the remaining coverage.

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

Deferred Acquisition Costs

Acquisition costs consist primarily of commission and brokerage expenses incurred in connection with contract issuance, net of acquisition costs ceded and fee income. These costs are deferred and amortized to income over the period in which the related premiums are earned. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

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

Losses and Loss Expenses

A reserve for losses and loss expenses is established equal to an amount estimated to settle ultimate incurred losses. The reserve for losses and loss expenses includes an estimate of individual case reserves for reported losses for known events and an estimate of incurred but not reported losses. Individual case reserve estimates are initially based on loss reports received from third parties. The reserve for incurred but not reported losses consists of a provision for additional development in excess of the case reserves reported by ceding companies and a provision for claims which have occurred but which have not yet been reported to the Company and is based on actuarial methods. For certain catastrophic events there is considerable uncertainty underlying the assumptions used to estimate the reserve for losses and loss expenses. Accordingly, ultimate losses and loss expenses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly, and as experience develops and new information becomes known the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the Consolidated Statements of Operations and Comprehensive Operations in the period in which they become known.

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

Investments

Fixed maturity investments are considered available-for-sale or trading and are reported at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities as provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive operations as a separate component of shareholders’ equity. Unrealized losses associated with the available-for-sale portfolio that are deemed other than temporary, are charged to operations in the period they are determined. Unrealized gains and losses associated with the trading portfolio are recognized in net investment income.

Short-term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

Investments in limited partnership hedge funds and other limited partnerships are reported under the equity method, which includes the cost of the investment and subsequent proportional share of the partnership earnings. Under the equity method, earnings are recorded in net investment income.

Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments and extensions. Such adjustments, if any, are included in net investment income in the period in which they are determined.

Fair Value of Financial Instruments

Fair values of certain assets and liabilities are based on published market values, if available, or estimates based upon fair values of similar issues. Fair values are reported in Notes 4, 5 and 6.

The fair value of Other Assets and Other Liabilities approximates their carrying value due to their relative short term nature. The estimates of fair value are subjective in nature and are not necessarily indicative of the amounts that the Company would actually realize in a current market exchange. However, any differences would not be expected to be material. Certain financial instruments such as insurance contracts are excluded from fair value disclosure, therefore the total fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

Debt Issuance Costs

Debt issuance costs of $4.5 million associated with the issuance of the $103.1 million 8.85% PXRE Capital Trust Pass-through Securities (trust preferred securities), the $18.0 million 7.35% PXRE Capital Statutory Trust II trust preferred securities, the $15.5 million 9.75% PXRE Capital Trust III trust preferred securities, the $20.6 million 7.70% PXRE Capital Statutory Trust V trust preferred securities, and the $10.3 million 7.58% PXRE Capital Trust VI trust preferred securities are being amortized over the term of the related outstanding debt using the interest method.

Foreign Exchange

Foreign currency monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting foreign exchange gains and losses are reflected in operations for the period.

Federal Income Taxes

Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s assets and liabilities.

Comprehensive Operations

Comprehensive operations is comprised of net (loss) income before convertible preferred share dividends and other comprehensive operations. Other comprehensive operations consists of the after-tax change in the net unrealized appreciation or depreciation of investments, the change in fair value of derivative instruments that qualify for hedge accounting and a portion of the change in pension liabilities.

Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding for the period. On a diluted basis, both net earnings and shares outstanding are adjusted to reflect the potential dilution that could occur if securities convertible into common shares or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity, unless the effect of the assumed conversion is anti-dilutive.

Derivative Instruments

Certain contracts underwritten by the Company have been determined to be derivatives and are therefore recorded at fair value with the changes in fair value reported in other reinsurance related (income) expense in the Consolidated Statements of Operations and Comprehensive Operations.

Share-Based Compensation

At December 31, 2005, PXRE has share option plans, which are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans is reflected in net (loss) income, as the options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options granted over their remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004.

The following table illustrates the effects on net (loss) income and (loss) income per share as a result of PXRE’s applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the years ended December 31, 2005, 2004 and 2003:

($000’s, except per share data)	2005	2004	2003

Net (loss) income before convertible preferred share
dividends:
As reported	$(697,558)	$22,846	$96,648
Deduct:
Total share-based compensation expense
determined under fair value based method,
net of related tax effects	(1,170)	(2,180)	(2,927)

Pro-forma	$(698,728)	$20,666	$93,721

Basic (loss) income per share:
As reported	$(21.65)	$0.61	$6.97
Pro-forma	$(21.69)	$0.46	$6.72
Diluted (loss) income per share:
As reported	$(21.65)	$0.82	$4.10
Pro-forma	$(21.69)	$0.74	$3.98

In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. The Company plans to adopt the provisions of the SFAS 123R in the first quarter of 2006, and such adoption is expected to reduce net income in 2006 by less than $1.0 million.

Debt and Equity Classification

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003, however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE’s Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004. Accordingly, as of 2004, PXRE’s capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled “Subordinated debt.” In PXRE’s Consolidated Statements of Operations and Comprehensive Operations for the years ended 2005 and 2004, the interest expense related to these securities was included with “Interest expense,” whereas for the year ended 2003 it was included with “Minority interest in consolidated subsidiaries” as SFAS 150 did not permit these changes to be made retroactively.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46R. The adoption of this statement, during the quarter ended March 31, 2004, resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s December 31, 2005 and 2004 Consolidated Balance Sheets, while PXRE’s minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.” FIN 46R did not permit these changes to be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE’s Consolidated Statements of Operations and Comprehensive Operations during 2004. These repurchased securities are reflected in PXRE’s December 31, 2005 and 2004 Consolidated Balance Sheets under the caption “Fixed maturities: Available-for-sale.”

Consolidated Statements of Cash Flows

In the first quarter of 2004, the Company changed the presentation of its Consolidated Statements of Cash Flows to the direct cash flow method, replacing the indirect cash flow method as previously presented. Amounts presented for the year ended December 31, 2003 were reclassified to be consistent with the new presentation.

Reclassifications

Certain reclassifications have been made for 2003 and 2004 to conform to the 2005 presentation. Such reclassifications had no effect on the Company’s net operating results or shareholders’ equity.

3.	Underwriting

Premiums written and earned for the years ended December 31, 2005, 2004 and 2003 are as follows:

($000’s)	2005	2004	2003

Premiums written
Gross premiums written	$542,325	$346,035	$339,140
Ceded premiums written	(135,320)	(36,248)	(60,729)

Net premiums written	$407,005	$309,787	$278,411

Premiums earned
Gross premiums earned	$525,765	$351,274	$381,705
Ceded premiums earned	(137,441)	(43,202)	(60,772)

Net premiums earned	$388,324	$308,072	$320,933

Premiums written were assumed principally through reinsurance brokers or intermediaries. In each of 2005, 2004 and 2003, four reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 80%, 78% and 78% of gross premiums written, respectively.

The increase in both gross premiums written and gross premiums earned for the year ended December 31, 2005 were primarily driven by reinstatement premiums of $159.5 million, including $151.7 million of reinstatement premiums related to Hurricanes Katrina, Rita and Wilma.

The increase in both ceded premiums written and ceded premiums earned for the year ended December 31, 2005 were driven by $107.8 million of ceded reinstatement and ceded additional premiums related to Hurricanes Katrina, Rita and Wilma.

PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. PXRE also purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE also entered into two collateralized bond transactions to protect the Company against a severe catastrophe event and the occurrence of multiple significant catastrophe events during the same year.

Included in Other Assets as of December 31, 2005 is a net receivable of $35.1 million associated with the commutation of one reinsurance contract prior to December 31, 2005. This amount was paid to the Company subsequent to December 31, 2005.

In addition, as a result of the Company’s downgrade in ratings subsequent to year end, the Company received notifications from reinsurers exercising their rights claimed under two of the Company’s reinsurance contracts to cancel and commute these contracts based on ratings downgrades and material changes to the Company. The effect of these cancellations and commutations has been recorded in the Company’s financial statements as of December 31, 2005.

In November 2005, PXRE purchased $300.0 million of reinsurance protection through a collaterized catastrophe bond transaction. The reinsurance coverage provides the Company with reinsurance protection from extreme catastrophe losses arising from hurricanes in Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California over five years. The reinsurance coverage is based on a modeled loss trigger which closely resembles PXRE’s assumed reinsurance exposures. If the modeled loss exceeds the attachment point, PXRE will make a recovery under the reinsurance agreement. The recovery is limited to PXRE’s ultimate net loss from the loss event. Coverage incepted on November 8, 2005 and continues until November 8, 2010, unless terminated earlier. There were no reinsurance recoveries under this reinsurance agreement in 2005.

In addition, in December 2005 PXRE also entered into a second agreement that provides $250.0 million of protection through an additional collateralized catastrophe bond transaction. This coverage is effective January 1, 2006 and provides the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, PXRE will make recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the event. The coverage provides $125.0 million of protection for the period from January 1, 2006 to December 31, 2006 and $125.0 million for the period from January 1, 2006 to December 31, 2008. This contract has been determined to be a derivative and will therefore be recorded at fair value with the changes in fair value reported in other reinsurance related expense (income). See further discussion in Note 5.

The reinsurance companies that are the counterparties to both of the above noted transactions are variable interest entities under the provisions of FIN 46R. The Company is not the primary beneficiary of these entities and is therefore not required to consolidate them in its consolidated financial statements.

In the event that retrocessionaires are unable to meet their contractual obligation, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

At December 31, 2005, PXRE had balances with an insurer, Legion Insurance Company (“Legion”), which has been in liquidation, amounting to $8.2 million of premiums receivable net of contingent commission. PXRE also had losses and loss expense liabilities due to Legion of $18.0 million at December 31, 2005. PXRE’s reinsurance contracts with Legion contain offset clauses whose enforceability is subject to Pennsylvania law.

PXRE has both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent or PXRE, as the case may be. On assumed reinsurance contracts, cedents held premiums and accrued investment income for which we have recognized $0.9 million and $1.7 million of investment income for the years ended December 31, 2004 and 2003, respectively. On ceded reinsurance contracts, PXRE held premiums and accrued investment income of $86.4 million due to reinsurers as of both December 31, 2005 and 2004. These amounts are included, net of related receivables, under the caption, “Reinsurance balances payable” in the Company’s Consolidated Balance Sheets. PXRE owes fixed rates of interest to the retrocessionaires for these funds withheld arrangements, and on a weighted average basis such rates during the years ended December 31, 2005, 2004 and 2003 were 7.7%, 7.4% and 6.8%, respectively. Under these arrangements, PXRE reduced investment income during the years ended December 31, 2005, 2004 and 2003 by $6.7 million, $8.0 million and $9.1 million, respectively.

Activity in losses and loss expenses for the years ended December 31, 2005, 2004 and 2003 is as follows:

($000’s)	2005	2004	2003

Net balance at January 1	$398,869	$303,711	$240,385
Incurred related to:
Current year	987,647	214,316	112,917
Prior years	23,876	12,031	44,681

Total incurred	1,011,523	226,347	157,598

Recovered (paid) related to:
Current year	(7,643)	(12,628)	(26,058)
Prior years	(184,632)	(119,493)	(66,957)

Total paid	(192,275)	(132,121)	(93,015)

Retroactive reinsurance assumed	—	(1,037)	(5,571)
Foreign exchange adjustments	(5,646)	1,969	4,314

Net balance at December 31	1,212,471	398,869	303,711
Reinsurance recoverable on unpaid losses	107,655	61,215	146,924

Gross balance at December 31	$1,320,126	$460,084	$450,635

As the business written by PXRE is characterized by high severity and relatively low frequency, this may result in volatility in its financial results. Current year net losses incurred of $987.6 million is mainly due to the 2005 hurricanes which amounted to $638.0 million from Hurricane Katrina, $68.9 million from Hurricane Rita and $143.9 million from Hurricane Wilma.

Our loss estimates for Hurricanes Katrina, Rita and Wilma are subject to a high level of uncertainty due to the short period of time that has passed since Hurricanes Katrina, Rita and Wilma occurred, and the extremely complex and unique causation and coverage issues associated with Hurricane Katrina, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

During 2005, PXRE experienced net adverse development of $23.9 million for prior-year losses and loss expenses, consisting of $17.3 million of adverse development in the catastrophe and risk excess segment and $6.6 million of adverse development in the exited lines segment. The $17.3 million of prior year development in the catastrophe and risk excess segment was primarily related to re-estimation of the 2004 storm losses following additional claim reports from cedents. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

During 2004, PXRE experienced net adverse development of $12.0 million for prior-year losses and loss expenses, comprised of $11.4 million catastrophe and risk excess net favorable development and $23.4 million exited lines net adverse development. The favorable development in the catastrophe and risk excess business was primarily related to case reserve takedowns from past significant catastrophes, such as the 2002 European floods. The $23.4 million net adverse development related to exited lines was due primarily to $13.7 million of adverse loss development on an aggregate excess of loss contract with Lumbermens Mutual Casualty Company (“LMC”). During the fourth quarter of 2004, this contract was commuted. The Company also experienced $19.7 million of adverse development on exited direct casualty reinsurance operations. The primary cause of the adverse development was higher than expected reported losses in 2004. Favorable development in other exited lines partially offset the adverse development experienced on the contract with LMC and direct casualty reinsurance operations. During the third and fourth quarters of 2004, the Company completed commutations of two exited direct general liability reinsurance programs, the first resulting in a $2.0 million reduction in incurred losses and the second in a $1.0 million increase in incurred losses.

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

The book value, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities as of December 31, 2005 and 2004 are shown below:

($000’s)	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2005
Available for sale:
United States government securities	$58,715	$16	$(1,316)	$57,415
United States government sponsored agency debentures	191,646	33	(1,088)	190,591
United States government sponsored agency mortgage-backed securities	171,635	121	(557)	171,199
Other mortgage and asset-backed securities	420,068	356	(1,595)	418,829
Obligations of states and political subdivisions	1,554	—	(28)	1,526
Corporate securities	368,681	1,855	(1,848)	368,688

	1,212,299	2,381	(6,432)	1,208,248

Trading:
Foreign denominated securities	25,796	—	—	25,796

Total fixed maturities	$1,238,095	$2,381	$(6,432)	$1,234,044

($000’s)	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2004
Available for sale:
United States government securities	$62,212	$120	$(323)	$62,009
United States government sponsored agency debentures	122,297	451	(794)	121,954
United States government sponsored agency mortgage-backed securities	99,653	419	(161)	99,911
Other mortgage and asset-backed securities	172,927	588	(3,502)	170,013
Obligations of states and political subdivisions	2,056	6	(8)	2,054
Corporate securities	246,059	2,685	(2,887)	245,857

	705,204	4,269	(7,675)	701,798

Trading:
Foreign denominated securities	15,483	—	—	15,483

Total fixed maturities	$720,687	$4,269	$(7,675)	$717,281

PXRE regularly monitors the difference between the estimated fair values of investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is deemed to be temporary, the decline is recorded as an unrealized loss, net of tax, in shareholders’ equity. If the decline is “other than temporary,” the carrying value of the investment is written down and a realized loss is recorded on the statement of operations. The Company formally reviews each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is other than temporary, particular attention is paid to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments, and our ability and intent to hold such securities to maturity. If a decline is deemed to be other than temporary, a realized investment loss is recognized for the impairment.

The following table summarizes fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2005:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$41,260	$(1,116)	$6,286	$(200)
United States government sponsored agency debentures	50,736	(499)	19,832	(589)
United States government sponsored agency mortgage-backed securities	15,950	(404)	2,791	(153)
Other mortgage and asset-backed securities	40,781	(532)	32,862	(1,063)
Obligations of states and political subdivisions	560	(8)	966	(20)
Corporate securities	32,385	(566)	36,924	(1,282)

Total temporarily impaired securities	$181,672	$(3,125)	$99,661	$(3,307)

During the year ended December 31, 2005, PXRE recorded $11.8 million (2004 - $0.1 million) in other than temporary impairment charges. The other than temporary impairment charges recorded in the current year relate to investments that the Company may not have the ability to hold to maturity or have sold subsequent to year end to pay claims and meet the Company’s short term obligations as a result of the ratings downgrade of PXRE that occurred subsequent to year end. See further discussion in Note 15.

Unrealized losses amounting to $1.2 million of the total unrealized loss on fixed maturity investments as of December 31, 2005 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates and relate primarily to investments held to meet the Company’s obligations associated with its exited lines.

The following table summarizes fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2004:

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

The unrealized losses shown in the table above are primarily due to increases in interest rates.

Proceeds, gross realized investment gains, and gross realized investment losses from sales of fixed maturity investments before maturity or securities that prepay and from sales of equity securities were as follows:

($000’s)	2005	2004	2003

Proceeds from sales
Fixed maturities	$52,066	$341,911	$348,884

Equity securities	$—	$21	$328

Gross realized gains
Fixed maturities	$83	$2,954	$6,546
Equity securities	—	21	—

	83	2,975	6,546

Gross realized losses
Fixed maturities	(12,248)	(2,834)	(3,956)
Other	(2,571)	(291)	(143)

	(14,819)	(3,125)	(4,099)

Net realized investment (losses) gains	$(14,736)	$(150)	$2,447

Included in gross realized losses are other than temporary write downs of investment securities of $11.8 million, $0.1 million and $0.2 million in 2005, 2004 and 2003, respectively.

In the fourth quarter of 2005, we sold PXRE Limited, the sole corporate capital provider to PXRE Lloyd’s Syndicate 1224, to Chaucer Holdings PLC (“Chaucer”) and agreed to terms for the reinsurance to close of the liabilities of PXRE Lloyd’s Syndicate 1224 into a Lloyd’s syndicate controlled by Chaucer. The Company’s loss on this sale was $2.5 million and such loss is reflected under “Other” in the table above.

The components of net investment income were as follows:

($000’s)	2005	2004	2003

Fixed maturity investments	$35,511	$25,986	$23,325
Hedge funds and other limited partnerships	11,892	10,744	13,373
Cash, short-term investments and other	9,424	4,527	3,313

	56,827	41,257	40,011
Less investment expenses	(2,213)	(2,800)	(2,316)
Less interest expense on funds held and deposit liabilities	(9,322)	(12,279)	(10,764)

Net investment income	$45,292	$26,178	$26,931

Investment expenses principally represent fees paid to General Re-New England Asset Management,Inc., Mariner Investment Group (“Mariner”), financing costs, and bank charges.

Investment Maturity Distributions

The book value and estimated fair value of fixed maturity investments at December 31, 2005 by expected maturity date are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Book	Fair
($000’s)	Value	Value

Fixed Maturity:
One year or less	$199,469	$199,359
Over 1 through 5 years	888,533	883,594
Over 5 through 10 years	146,282	145,891
Over 20 years	3,811	5,200

Total fixed maturities	$1,238,095	$1,234,044

In addition to fixed maturities, PXRE held $261.1 million and $296.3 million of short-term investments at December 31, 2005 and 2004, respectively, comprised principally of treasury bills and agency securities.

Cash and short-term investments approximates fair value because of the short maturity of those instruments.

PXRE also held $148.2 million and $129.1 million of limited partnership hedge fund assets, including funds managed by Mariner, at December 31, 2005 and 2004, respectively, that are accounted for under the equity method, as follows:

	2005		2004

		Ownership		Ownership
($000’s)	$	%	$	%

Mariner Atlantic Ltd. (2004 - Mariner Partners, L.P.)	$18,239	2.0	$17,235	3.5
Mariner Select International, Ltd. (2004 - Mariner Select, L.P.)	15,926	4.5	14,783	2.5
Mariner Opportunities, L.P.	7,077	4.5	8,863	8.1
Caspian Capital Partners International, Ltd. (2004 - Caspian Capital Partners, L.P.) (a Mariner fund)	7,070	3.4	9,501	2.2
Wexford Offshore Spectrum Fund, Ltd. (2004 - Wexford Spectrum Fund, L.P.)	10,495	1.3	8,121	2.2
Triage Offshore Fund, Ltd. (2004 -Triage Capital Management, L.P.)	8,122	3.9	7,769	3.5
Other	81,301	0.4 to 13.8	62,846	1.5 to 9.6

Total hedge funds	$148,230		$129,118

During 2005, PXRE Reinsurance redeemed approximately $103.1 million of hedge funds and PXRE Bermuda subsequently invested $103.1 million in the offshore counterparts of those funds.

Restricted Assets

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $284.3 million were issued at December 31, 2005 in respect of reported loss reserves and unearned premiums. Cash and investments with a fair value of $405.7 million have been pledged as collateral with issuing banks. In addition, securities amounting to $9.9 million in par value were on deposit with various state insurance departments in order to comply with insurance laws at December 31, 2005.

PXRE, in connection with the capitalization of PXRE’s Lloyd’s Syndicate 1224, has placed on deposit $1.3 million par value of securities as collateral for Lloyd’s of London (“Lloyd’s”) which are due to be released in 2006.

PXRE has outstanding commitments for funding investments in a limited partnership of $0.3 million at December 31, 2005.

At December 31, 2005, PXRE has deposited securities with a fair value of $61.6 million in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.

5.    Derivative Instruments

As discussed in Note 3, PXRE entered into an agreement that provides $250.0 million of collateralized catastrophe protection with Atlantic & Western Re Limited II, a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage is effective January 1, 2006 and provides the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, PXRE will make recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event. The coverage provides $125.0 million of protection for the period from January 1, 2006 to December 31, 2006 and $125.0 million for the period from January 1, 2006 to December 31, 2008.

PXRE records this contract at fair value with any changes in the value reflected in other reinsurance related expense (income) in the Consolidated Statements of Operations and Comprehensive Operations. At December 31, 2005, included in other reinsurance related expense (income) was $0.9 million which consists solely of upfront transaction costs. The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

On December 30, 1998, PXRE Delaware entered into a Credit Agreement with Wachovia Bank, National Association (“Wachovia”), to arrange and syndicate for it a revolving credit facility of up to $75.0 million. Commitments under this credit facility terminated on May 16, 2003 following a repayment of $20.0 million on March 31, 2003 and the final payment of $10.0 million on May 16, 2003. PXRE Delaware entered into a cash flow hedge interest rate swap agreement with Wachovia that had the intended effect of converting floating rate borrowings by PXRE Delaware to a fixed rate borrowing at an annual rate of 7.34% . The fair value of the interest rate swap agreement at December 31, 2003 was approximately $0.9 million, and on November 30, 2004 PXRE terminated the agreement by paying $0.3 million. Following the repayments under PXRE’s credit facility with Wachovia in 2003 this interest rate swap, previously accounted for as a cash flow hedge, was no longer effective. Consequently $1.1 million has been charged as interest expense in 2003. This charge did not impact shareholders’ equity because it was previously recorded as a component of other comprehensive operations.

6.    Subordinated Debt

Trust preferred securities are mandatorily redeemable subordinated debt securities issued to separate special purpose trusts holding solely those securities. The subordinated debt securities at December 31, 2005 and 2004 are as follows:

($000’s)	2005	2004

8.85% fixed rate due February 1, 2027	$102,646	$102,640
7.35% fixed/floating rate due May 15, 2033	18,042	18,042
9.75% fixed rate due May 23, 2033	15,464	15,464
7.70% fixed/floating rate due October 29, 2033	20,619	20,619
7.58% fixed/floating rate due September 30, 2033	10,310	10,310

	$167,081	$167,075

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

7. Taxation

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

(Loss) income before income taxes and cumulative effect of accounting change for the years ended December 31, 2005, 2004 and 2003 was as follows under the following jurisdictions:

($000’s)	2005	2004	2003

U.S.	$(118,902)	$(21,147)	$1,868
Bermuda and subsidiary	(572,897)	34,384	90,104
Barbados	148	4,428	5,517

Total	$(691,651)	$17,665	$97,489

The components of the provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

($000’s)	2005	2004	2003

Current
U.S.	$(4,948)	$(15,242)	$12,125
Foreign	181	4,180	566

Subtotal	(4,767)	(11,062)	12,691
Deferred U.S.	10,674	4,828	(11,850)

Income tax provision (benefit) before change in accounting	5,907	(6,234)	841
Income tax benefit from change in accounting	—	(240)	—

Income tax provision (benefit)	$5,907	$(6,474)	$841

The significant components of the net deferred income tax asset (liability) are as follows:

($000’s)	2005	2004

Deferred income tax asset:
Net operating loss carryforward	$32,156	$—
Discounted reserves and unearned premiums	13,035	10,101
AMT carryforward	2,586	—
Excess tax over book basis in invested assets	1,524	900
Deferred compensation and benefits	1,396	1,149
Allowance for doubtful accounts	746	995
Additional minimum pension liability	716	716
Investments and unrealized foreign exchange	71	—
Other, net	18	871

Total deferred income tax asset	$52,248	$14,732

Deferred income tax liability:
Excess book over tax basis in limited partnerships	$(837)	$(2,187)
Market discount	—	(138)
Investments and unrealized foreign exchange	—	(704)
Deferred acquisition costs	(16)	(61)
Other, net	—	(177)

Total deferred income tax liability	$(853)	$(3,267)

Valuation allowance	(51,395)	—

Net deferred income tax asset	$—	$11,465

Management has reviewed PXRE’s deferred tax asset and due to uncertainty with respect to the amount of future taxable income that will be generated, have concluded that a valuation allowance of $51.4 million is required for the entire deferred tax asset. Included in the deferred tax asset is a net operating loss which will expire in 2026.

Income tax recoverable consists of the following:

($000 ’s)	2005	2004

Current tax asset	$6,295	$20,129
Deferred tax asset	—	11,465

Income tax recoverable	$6,295	$31,594

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from operations as a result of the following differences:

($000’s)	2005	2004	2003

Statutory U.S. rate	$(242,078)	$6,183	$34,122
Tax exempt interest	(6)	(100)	(678)
Bermuda and subsidiary income	200,514	(12,034)	(31,537)
Foreign income – Barbados	(51)	(1,550)	(1,931)
Barbados tax	109	4,112	516
Reserve for prior-year taxes	(1,896)	(2,600)	—
Valuation allowance	48,915	—	—
Other, net	400	(245)	349

Income tax provision (benefit)	$5,907	$(6,234)	$841

8.	Shareholders’ Equity

On October 7, 2005, PXRE completed the public offering of 8.8 million of its common shares, including 1.2 million shares sold upon exercise of the underwriter’s over-allotment option in full, at a public offering price of $13.25 per share. Net proceeds to the Company from the common stock offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.

Pursuant to a Share Purchase Agreement dated as of September 29, 2005, PXRE agreed to issue and sell 375,000 Series D Perpetual Non-Voting Preferred Shares (the “Series D Preferred Shares”) in a private placement exempt from registration under the Securities Act of 1933. The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange. The private placement closed on October 7, 2005. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents' discounts and commissions and offering expenses were $359.3 million. The Series D Preferred Shares were mandatorily exchanged into 34.1 million common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300.0 million common shares.

PXRE has contributed the $474.0 million net proceeds of the public offering and the private placement to PXRE Bermuda to support the underwriting of reinsurance business during subsequent renewal periods.

On November 23, 2004, PXRE completed a public offering of 5.2 million of its common shares at $23.75 per share, consisting of 3.7 million shares offered by the Company and 1.5 million shares offered by certain selling shareholders. The underwriters were given an option to purchase up to an additional 0.8 million common shares, 0.7 million from the Company and 0.1 million from the selling shareholders, solely to cover overallotments, if any, which option they exercised on December 2, 2004.

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

On December 16, 2003, PXRE completed a public offering of 2.2 million of its common shares at $21.75 per share. Of the 2.2 million shares sold, 1.1 million were offered by PXRE and 1.1 million were offered by Phoenix Life Insurance Company (“Phoenix”), one of the Company's common shareholders. The underwriters were given an option to purchase up to an additional 0.3 million common shares from the Company, solely to cover overallotments, if any, which option they exercised on January 22, 2004.

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

As of December 31, 2005, 5,813 convertible preferred shares were outstanding, which were convertible into 5.1 million common shares. Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to certain dilution adjustments. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. As a result of the issuance of 8.8 million common shares in October 2005 at the price of $13.25 per share pursuant to a public offering of common shares and the issuance of 34.1 million common shares upon the exchange of the Series D Perpetual Preferred Shares at the exchange price of $11.00 per share, the conversion price on the Preferred Shares was adjusted downwards by $1.75 in accordance with the terms of the underlying share purchase agreement.

In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At December 31, 2005, PXRE has incurred $37.4 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of December 31, 2005, the adjusted conversion price was $11.43.

Under the terms of the preferred shares, the payment of dividends on the Company’s common shares is subject to the following limitations: (i) no dividend may be paid upon the common shares if the dividends payable upon the preferred shares are overdue; (ii) the amount of dividends paid with respect to the common shares may not be increased by a cumulative annualized rate of more than 10% at any time prior to April 4, 2005 (the “Permitted Dividend Amount”) without the consent of the majority of holders of the preferred shares; and (iii) at any time on or after April 4, 2005, no dividend may be paid that would result in payment of any dividend or other distribution with respect to common shares or result in a redemption, offer to purchase, tender offer or other acquisition of capital stock of the Company involving consideration having an aggregate fair value in excess of the greater of the Permitted Tender Offer Amount and the Permitted Dividend Amount. For this purpose, the term “Permitted Tender Offer Amount” means an amount equal to 20% of the cumulative amount by which consolidated net income in any calendar year commencing with the year ended December 31, 2002 exceeds $50.0 million minus the sum of all cash and the fair value of all non-cash consideration paid in respect of redemptions, offers to purchase, tender offers or other acquisitions of capital stock on or after December 10, 2001.

At a Special General Meeting held November 18, 2005 the shareholders of PXRE approved certain changes to the Share Capital of the Company, including the authorization of additional common shares. This approval increased the authorized share capital from $60.0 million to $360.0 million and increased the number of authorized common shares from 50.0 million to 350.0 million.

Further, the shareholders approved an increase in the authorized share capital by $20.0 million and an increase in the number of authorized Preferred Shares by an additional 20.0 million shares to 30.0 million.

The shareholders also approved the division of 30.0 million of PXRE’s 300.0 million newly authorized common shares into three pre-existing classes of common shares (collectively, “Convertible Common Shares”): 10.0 million additional Class A Convertible Voting Common Shares (“Class A Convertible Common Shares”); 10.0 million additional Class B Convertible Voting Common Shares (“Class B Convertible Common Shares”) and 10.0 million additional Class C Convertible Voting Common Shares (“Class C Convertible Common Shares”). These Convertible Common Shares are to be automatically redesignated as common shares upon, and to the extent of, the exercise of conversion rights attaching to such Convertible Common Shares on a one-for-one basis. As a result, 50.0 million of the 350.0 million of the Company’s authorized common shares are divided into 20.0 million Class A convertible voting common shares, 16.7 million Class B convertible voting common shares and 13.3 million Class C convertible voting common shares.

The Company was incorporated in Bermuda and is subject to the Bermuda Companies Act 1981 (the “Companies Act”). Under the Companies Act, even though the Company is solvent and able to pay its liabilities as they become due, we may not declare or pay dividends or make distributions from our contributed surplus if there are reasonable grounds for believing either that we are, or would after the payment, be, unable to pay our liabilities as they become due, or that the realizable value of our assets would thereby be less than the sum of our liabilities and our issued share capital (par value) and our share premium account. Under the Companies Act, when a company issues shares, the aggregate paid in par value of the issued shares comprises the Company’s share capital account. When shares are issued at a "premium", that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the "share premium account." The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts. Bermuda law also provides that we maintain a contributed surplus account, to which we must allocate, amongst other things, shareholder capital which is unrelated to any share subscription. Currently, there is $325.2 million in our contributed surplus account.

We have a high share premium account due to the significant difference between the $1.00 par value of our common shares and the amounts paid for those shares in recent and historical common share offerings of the Company.

As a result of the losses arising from Hurricanes Katrina, Rita and Wilma, the realizable value of the Company’s assets ($2.1 billion) no longer exceeds the aggregate of its liabilities ($1.7 billion), its issued share capital ($130.4 million) and its share premium account ($550.0 million). As a result of this deficiency, the Company is currently prohibited by Bermuda law from paying dividends or making distributions from its contributed surplus account to its shareholders. See further discussion in Note 15.

9.	Statutory Information

The Bermuda Monetary Authority and the Insurance Department of the State of Connecticut, by which PXRE Bermuda and PXRE Reinsurance, respectively, are regulated, recognize as net income and surplus those amounts determined in conformity with statutory accounting principles (“SAP”) prescribed or permitted by those departments, which differ in certain respects from U.S. GAAP.

The amounts of statutory capital and surplus at December 31, and statutory net income for the years ended December 31, 2005, 2004 and 2003, as filed with insurance regulatory authorities are as shown in the table below:

($000’s)	2005	2004	2003

PXRE Bermuda
Statutory capital and surplus	$530,775	$749,084	$425,839
Statutory net (loss) income	$(563,895)	$47,309	$93,497
PXRE Reinsurance
Statutory capital and surplus	$126,991	$224,926	$425,210
Statutory net (loss) income	$(98,244)	$3,206	$32,838

During the year ended December 31, 2003, the Company contributed 42.6% of its ownership of PXRE Barbados to PXRE Bermuda, and during the year ended December 31, 2004, contributed the remaining portion. During 2005, PXRE Ireland assumed ownership of all company subsidiaries that were previously owned by PXRE Barbados. PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda. As of December 31, 2005, PXRE Bermuda has assets on its statutory balance sheet equal to $21.3 million which consists of investments in subsidiaries as well as amounts due from its parent company, PXRE Group Ltd. The balance of the decrease in statutory capital and surplus of PXRE Bermuda at December 31, 2005 was due to the net loss for the year and changes in other statutory surplus, offset, in part, by contributions of capital from its parent.

The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which require PXRE Bermuda to maintain certain measures of solvency and liquidity. As of December 31, 2005, the statutory capital and surplus of PXRE Bermuda was estimated to be $530.8 million and the amount required to be maintained was estimated to be $201.2 million.

PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the Insurance Commissioner of the State of Connecticut.

In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval during 2006.

The decrease in statutory capital and surplus of PXRE Reinsurance at December 31, 2005 was primarily due to a full limit loss of $80.0 million under an excess of loss protection for PXRE Bermuda.

10.	Earnings Per Share

A reconciliation of (loss) income before cumulative effect of accounting change and convertible preferred share dividends to (loss) income, and shares, which affect basic and diluted (loss) income per share, is as follows:

($000’s, except per share data)	2005	2004	2003

Net (loss) income to common shareholders:
(Loss) income before cumulative effect of accounting
change and convertible preferred share dividends	$(697,558)	$23,899	$96,648
Cumulative effect of accounting change, net of tax	—	(1,053)	—

Net (loss) income before convertible preferred share dividends	$(697,558)	$22,846	$96,648

Convertible preferred share dividends	7,040	14,018	13,113

Net (loss) income to common shareholders	$(704,598)	$8,828	$83,535

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	32,541	14,433	11,992
Equivalent shares of underlying options	178	376	287
Equivalent number of restricted shares	191	180	132
Equivalent number of perpetual preferred shares	3,923	—	—
Equivalent number of convertible preferred shares	6,684	12,756	11,164

Weighted average common equivalent shares (diluted)	43,517	27,745	23,575

Weighted average common equivalent shares when anti-dilutive	32,541	27,745	23,575

Per share amounts:
Basic:
Net (loss) income before cumulative effect of
accounting change and convertible preferred share dividends	$(21.43)	$1.65	$8.06
Net (loss) income to common shareholders	$(21.65)	$0.61	$6.97

Diluted:
Net (loss) income before cumulative effect of accounting change	$(21.65)	$0.86	$4.10
Net (loss) income	$(21.65)	$0.82	$4.10

11.	Employee Benefits

Benefit Plans

PXRE has a non-contributory defined benefit pension plan covering all U.S. employees with one year or more of service and who had attained age 21. Benefits are generally based on years of service and compensation. PXRE funds the plan in amounts not less than the minimum statutory funding requirement nor more than the maximum amount that can be deducted for U.S. income tax purposes.

PXRE also sponsors a supplemental executive retirement plan. This plan is non-qualified and provides certain key employees with benefits in excess of normal pension benefits.

Effective March 31, 2004, PXRE curtailed these pension plans and employees no longer accrue additional benefits thereunder.

The investment policy of the fund for the retirement plan seeks to manage the fund with a long-term objective, of seven years or more, and achieve the highest practicable long-term rate of return without taking excessive risk that could jeopardize PXRE’s funding policy or subject PXRE to undue funding volatility. The objective of the investment policy is for the assets funded to achieve a rate of return over any seven-year period that exceeds the rate of inflation by 5% after the cost of managing and administering the plan.

Asset allocations of the fund at December 31, 2005 and 2004 and the target allocation are as follows:

	2005	2004	Target

Equity assets	100%	97%	80%-100%
Fixed income assets	—	3	0%-20%

	100%	100%

The components of net pension expense for the company-sponsored plans for the years ended December 31, 2005, 2004 and 2003 based on a January 1 valuation date (the latest actuarial estimate) are as follows:

($000’s)	2005	2004	2003

Components of net periodic cost:
Service cost	$—	$303	$978
Interest cost	357	354	555
Expected return on assets	(324)	(352)	(430)
Amortization of prior service costs	—	50	201
Recognized net actuarial costs	106	17	(44)
Curtailments	—	(486)	—
Settlements	46	666	598

Net periodic benefit costs	$185	$552	$1,858

The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets:

($000’s)	2005	2004

Reconciliation of benefit obligation
Benefit obligation as of January 1	$(6,253)	$(8,371)
Service cost	—	(303)
Interest cost	(357)	(354)
Actuarial gain (loss)	41	(2,408)
Benefit payments and expected expenses	113	—
Curtailments	—	2,470
Settlements	207	2,713

Benefit obligation as of December 31	$(6,249)	$(6,253)

Reconciliation of plan assets
Fair value of plan assets as of January 1	$4,052	$5,317
Return on plan assets	254	663
Employer contributions	206	785
Benefits paid and actual expenses	(114)	(2,713)
Settlements	(206)	—

Fair value of plan assets as of December 31	$4,192	$4,052

Reconciliation of funded status
Funded status	$(2,057)	$(2,201)
Unrecognized prior service cost	—	—
Unrecognized net loss	1,922	2,045

Accrued cost	$(135)	$(156)

Weighted average assumptions as of December 31:
Discount rate	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	NA	NA

The following table sets forth the expected future benefit payments.

($000’s)

2006	$114
2007	1,444
2008	29
2009	391
2010	6
Years 2011 - 2015	3,078

The Company expects no significant contributions during 2006.

During 2005 and 2004, there were settlements with four and three former employees, respectively, with respect to their vested benefits in which lump sum cash payments were made to these plan participants in exchange for their rights to receive specified pension benefits.

PXRE sponsors a defined contribution plan covering all employees with three months or more of service. PXRE matches 100% of each employee’s contribution, subject to a maximum of 5% of salary. In addition, PXRE may contribute profit-sharing up to 3% of each employee’s salary. During 2005, 2004 and 2003 PXRE incurred expenses from this plan of $0.7 million, $0.7 million and $0.5 million, respectively.

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

12.	Stock Compensation

In February 2004, the Board of Directors approved the adoption of the PXRE Group’s Annual Incentive Bonus Compensation Plan (the “2004 Bonus Plan”). As approved by PXRE’s shareholders, awards will be granted under the Bonus Plan with respect to performance on a number of criteria compared to target criteria, including return on equity, certain expense ratios and reserve adequacy as well as a discretionary component related to individual performance. Under the 2004 Bonus Plan, bonuses are paid in cash up to the amount of each employee’s target bonus. For certain senior executives and above, 30% of any bonus amount in excess of target bonus is paid in restricted shares which cliff vest after 3 years.

Prior to the adoption of the 2004 Bonus Plan, the Company provided annual bonus compensation to employees through the Restated Employee Annual Incentive Bonus Plan (the “Terminated Bonus Plan”). Under the Terminated Bonus Plan, incentive compensation to employees was based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee. The Restated Employee Annual Incentive Bonus Plan was terminated effective December 31, 2003. The maximum compensation paid in any year was limited to 150% of target bonuses under the Plan. Amounts incurred above 150% of target up to a maximum award at 240% of target represented contingent incentive compensation. In each of 2003 and 2002, the bonus percentage under the Restated Employee Annual Incentive Bonus Plan exceeded 150% and the portion of the bonus in excess of 150% of the target bonus was deferred in accordance with the terms of such plan. Commencing in March 2004, the Human Resources Committee determined to pay out such deferred amounts in three equal annual installments to officers and in a single lump sum for non-officers. At December 31, 2005, the amount of the contingent liability was $0.1 million. In addition, 30% of all bonus amounts paid to officers under the Terminated Bonus Plan were paid in restricted shares that cliff vest after 3 years.

The Company awards long-term equity compensation pursuant to its 1992 Officer Incentive Plan and 2002 Officer Incentive Plan, which provides for the grant of incentive share options, non-qualified share options and awards of shares subject to certain restrictions. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive share options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. At December 31, 2005 and 2004, options for 907,886 and 1,172,306 shares, respectively, were exercisable under these plans.

In 2005, 2004 and 2003, $6.2 million, $6.5 million, and $7.4 million, respectively were incurred under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest at the end of 3 years or at each annual anniversary date over 4 years. The restricted shares are expensed prorata from the grant date to the final anniversary date of the grant.

Information regarding the employee option plans described above is as follows:

	Number of Shares	Range – Option Price per Share

Outstanding at December 31, 2002	1,980,699
Options granted	374,773	$19.88 - $23.78
Options exercised	(60,625)	$12.50 - $19.80
Options forfeited	(47,248)	$12.50 - $32.94

Outstanding at December 31, 2003	2,247,599

Options granted	—	N/A
Options exercised	(530,468)	$ 12.50 - $26.69
Options forfeited	(48,759)	$15.95 - $32.94

Outstanding at December 31, 2004	1,668,372

Options granted	—	N/A
Options exercised	(409,573)	$12.50 - $24.88
Options forfeited	(63,594)	$17.45 - $32.94

Outstanding at December 31, 2005	1,195,205

PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2003 and 5,000 options and 2,500 restricted shares per director from 2004. Restricted shares vest at each annual anniversary date over 3 years. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. As of December 31, 2005, options for 500,000 shares were authorized, 244,667 were outstanding and 152,567 were exercisable, at exercise prices between $14.79 and $31.11.

PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. At December 31, 2005, options for 250,000 shares were authorized and 82,906 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.

As of December 31, 2005, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 2,723,353 shares. Total shares of 1,143,359 relate to share options which are vested and exercisable at December 31, 2005 at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

As permitted by SFAS No. 123, PXRE has elected to continue to account for its share option plans under the accounting rules prescribed by APB 25, under which no compensation costs are recognized as an expense. Had compensation costs for the share options been determined using the fair value method of accounting as recommended by SFAS No. 123, net (loss) income and earnings per share for 2005, 2004 and 2003 would have been reduced to the following pro-forma amounts:

($000’s, except per share data)	2005	2004	2003

Net (loss) income before convertible preferred share
dividends:
As reported	$(697,558)	$22,846	$96,648
Deduct:
Total share-based compensation expense
determined under fair value based method, net
of related tax effects	(1,170)	(2,180)	(2,927)

Pro-forma	$(698,728)	$20,666	$93,721

Basic (loss) income per share:
As reported	$(21.65)	$0.61	$6.97
Pro-forma	$(21.69)	$0.46	$6.72
Diluted (loss) income per share:
As reported	$(21.65)	$0.82	$4.10
Pro-forma	$(21.69)	$0.74	$3.98

The fair value of each option granted in 2005, 2004 and 2003 was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free rate	3.92%	3.73%	2.94%
Dividend yield	2.02%	0.99%	1.06%
Volatility factor	36.92%	40.72%	40.49%
Expected life (in years)	5	5	5

A summary of the status of the employee and director share option plans at December 31, 2005 and 2004 and changes during the years then ended is presented below:

	2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	2,029,216	$19.93	2,606,649	$19.19
Options granted	55,000	23.74	51,095	24.20
Options exercised	(478,412)	17.88	(579,769)	16.83
Options forfeited	(83,026)	25.13	(48,759)	21.83

Options outstanding at end of year	1,522,778	20.43	2,029,216	19.93

Options exercisable at end of year	1,143,359	20.17	1,437,700	19.78

Weighted average fair value of options granted		9.02		9.19

Employee and director options outstanding at December 31, 2005 included:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$12.50 to $33.46	1,522,778	5.74	$20.43	1,143,359	$20.17

PXRE also had adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member prior to 2003 at the times specified in the plan. This plan was terminated effective January 1, 2003. At December 31, 2005, the 12,000 shares granted to eligible non-employee Board members will be issued to Board members at their termination.

13.	Segment Information

PXRE operates in two reportable property and casualty segments – (i) catastrophe and risk excess and (ii) exited lines – based on PXRE’s approach to managing the business. Commencing with the 2004 underwriting renewal season, PXRE is reporting its previously existing “other lines” segment, which in the past has consisted of a single pro rata treaty, with its catastrophe and risk excess segment. In addition, PXRE is reporting its previously existing “finite business” segment with its exited lines segment to reflect its decision to run-off the in-force finite business and not enter into any new finite transactions subsequent to March 31, 2004. PXRE’s segments for 2003 were restated to be comparable to the two segments discussed above. As a result of the above, the exited lines segment now includes business previously written and classified by the Company as direct casualty, Lloyd’s of London (“Lloyd’s”), international casualty and finite. In addition, PXRE operates in two geographic segments – North American, representing North American based risks written by North American based clients, and International (principally worldwide risks including the United States, United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia), representing all other premiums written.

There are no differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.

PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains and losses or interest expense to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

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

Net Premiums Written

	Year Ended December 31,

	2005		2004		2003

($000’s except percentages)	Amount	Percent	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
International	$378,583		$250,505		$225,469
North American	159,101		85,661		72,976
Excess of Loss Cessions	(129,413)		(28,729)		(32,222)

	408,271	100%	307,437	99%	266,223	96%

Exited Lines
International	(272)		(119)		3,127
North American	(994)		2,469		9,061

	(1,266)	—	2,350	1	12,188	4

Total	$407,005	100%	$309,787	100%	$278,411	100%

Net Premiums Earned

	Year Ended December 31,

	2005		2004		2003

($000’s except percentages)	Amount	Percent	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
International	$372,433		$249,365		$222,112
North American	148,506		87,109		72,178
Excess of Loss Cessions	(131,357)		(34,655)		(32,227)

	389,582	100%	301,819	98%	262,063	82%

Exited Lines
International	(268)		(121)		3,199
North American	(990)		6,374		55,671

	(1,258)	—	6,253	2	58,870	18

Total	$388,324	100%	$308,072	100%	$320,933	100%

The following table summarizes the underwriting (loss) income by segment. The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable. Underwriting (loss) income includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses or interest expense.

Underwriting (Loss) Income

	Year Ended December 31,

	2005		2004		2003

($000’s, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent

Catastrophe and Risk Excess
International	$(391,226)		$63,686		$152,950
North American	(295,985)		36,793		41,702
Excess of Loss Cessions	22,766		(30,287)		(34,663)

	(664,445)	99%	70,192	148%	159,989	132%

Exited Lines
International	3,727		4,080		(7,146)
North American	(11,440)		(26,873)		(31,834)

	(7,713)	1	(22,793)	(48)	(38,980)	(32)

Total	$(672,158)	100%	$47,399	100%	$121,009	100%

The following table reconciles the underwriting (loss) income for the operating segments to (loss) income before taxes, cumulative effect of accounting change and convertible preferred share dividends as reported in the Consolidated Statements of Operations and Comprehensive Operations:

($000’s)	2005	2004	2003

Net underwriting (loss) income	$(672,158)	$47,399	$121,009
Net investment income	45,292	26,178	26,931
Net realized investment (losses) gains	(14,736)	(150)	2,447
Operating expenses	(36,208)	(41,293)	(39,701)
Other reinsurance related expense	(936)	—	—
Foreign exchange gains (losses)	1,547	(80)	(143)
Interest expense	(14,452)	(14,389)	(2,506)
Minority interest in consolidated subsidiaries	—	—	(10,528)
Other loss	—	—	(20)

(Loss) income before income taxes, cumulative
effect of accounting change and convertible
preferred share dividends	$(691,651)	$17,665	$97,489

14.	Quarterly Consolidated Results of Operations (Unaudited)

The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2005 and 2004. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

	Three Months Ended

($000’s, except per share data)	March 31	June 30	September 30	December 31

2005
Net premiums written	$113,605	$63,454	$99,281	$130,665

Revenues:
Net premiums earned	$79,434	$83,420	$68,817	$156,653
Net investment income	10,442	6,681	13,526	14,643
Net realized investment losses	(107)	(225)	(34)	(14,370)
Fee income	211	206	353	171

Total revenues	89,980	90,082	82,662	157,097

Losses and expenses:
Losses and loss expenses incurred	44,438	25,125	408,958	533,002
Commission and brokerage	9,278	9,789	12,945	17,888
Other reinsurance related expense	—	—	—	936
Operating expenses	9,377	10,471	7,255	9,105
Foreign exchange losses (gains)	598	(1,414)	(237)	(494)
Interest expense	3,610	3,612	3,615	3,615

Total losses and expenses	67,301	47,583	432,536	564,052

Income (loss) before income taxes and
convertible preferred share dividends	22,679	42,499	(349,874)	(406,955)
Income tax (benefit) provision	(64)	(1,008)	(32,531)	39,510

Net income (loss) before convertible
preferred share dividends	$22,743	$43,507	$(317,343)	$(446,465)

Convertible preferred share dividends	3,369	1,268	1,241	1,162

Net income (loss) to common shareholders	$19,374	$42,239	$(318,584)	$(447,627)

Basic earnings per common share:
Net income (loss) to common shareholders	$0.96	$1.50	$(11.17)	$(8.45)

Average shares outstanding (000’s)	20,200	28,179	28,529	52,987

Diluted earnings per common share:
Net income (loss)	$0.69	$1.30	$(11.17)	$(8.45)

Average shares outstanding (000’s)	32,980	33,359	28,529	52,987

Dividends paid per common share	$0.06	$0.12	$0.12	$0.12

	Three Months Ended

($000’s, except per share data)	March 31	June 30	September 30	December 31

2004
Net premiums written	$89,712	$51,224	$112,591	$56,260

Revenues:
Net premiums earned	$68,952	$69,565	$89,799	$79,756
Net investment income	6,869	4,915	5,157	9,237
Net realized investment gains (losses)	89	(38)	(40)	(161)
Fee income	599	262	695	229

Total revenues	76,509	74,704	95,611	89,061

Losses and expenses:
Losses and loss expenses incurred	18,139	18,077	156,335	33,796
Commission and brokerage	9,172	10,214	8,900	7,825
Operating expenses	12,620	9,868	8,272	10,533
Foreign exchange losses (gains)	266	94	(382)	102
Interest expense	3,675	3,455	3,817	3,442

Total losses and expenses	43,872	41,708	176,942	55,698

Income (loss) before income taxes,
cumulative effect of accounting change
and convertible preferred share dividends	32,637	32,996	(81,331)	33,363
Income tax provision (benefit)	653	660	(8,157)	610

Income (loss) before cumulative effect of
accounting change and convertible
preferred share dividends	31,984	32,336	(73,174)	32,753
Cumulative effect of accounting change, net
of $0.2 million tax benefit	(1,053)	—	—	—

Net income (loss) before convertible
preferred share dividends	$30,931	$32,336	$(73,174)	$32,753

Convertible preferred share dividends	3,444	3,513	3,583	3,478

Net income (loss) to common shareholders	$27,487	$28,823	$(76,757)	$29,275

Basic earnings per common share:
Net income (loss) to common
shareholders	$2.04	$2.09	$(5.48)	$1.78

Average shares outstanding (000’s)	13,417	13,822	13,995	16,444

Diluted earnings per common share:
Net income (loss)	$1.18	$1.20	$(5.48)	$1.09

Average shares outstanding (000’s)	26,282	27,021	13,995	29,938

Dividends paid per common share	$0.06	$0.06	$0.06	$0.06

15.	Subsequent Events

On February 16, 2006, Standard & Poor’s Ratings Services (“S&P”), a division of the McGraw-Hill Companies, Inc., downgraded the counterparty credit and financial strength ratings for PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications. A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization, also downgraded the financial strength ratings for these entities from “A-” to “B++” with a negative outlook. On February 17, 2006, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.

On February 23, 2006, S&P further downgraded the counterparty credit and financial strength ratings for PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-” where they remain on CreditWatch with negative implications. On February 24, 2006, A.M. Best further downgraded the financial strength ratings for these entities from “B++” to “B+” with a negative implication. On February 28, 2006, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade.

Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to these recent ratings downgrades of the Company’s reinsurance subsidiaries by A.M. Best, S&P and Moody’s, PXRE’s competitive position in the reinsurance industry has been impaired and it is more difficult for the Company to retain its reinsurance portfolio and renew many of its existing reinsurance agreements. This downgrade will result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

It is common for PXRE’s assumed reinsurance contracts to contain terms that would allow cedents to cancel the contract if its reinsurance subsidiaries are downgraded below various rating levels by one or more rating agencies. Whether a cedent would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage. Management cannot predict in advance how many of the Company’s clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects, but, depending on the number of contracts involved, such an effect could be materially adverse. As of January 1, 2006, more than 75% of PXRE’s business (by premium volume) is subject to contractual provisions allowing clients additional rights, such as cancellation as discussed above, upon a decline in PXRE's ratings or capital. As of March 13, 2006, the Company had received notice of cancellation from approximately 33% of its clients, calculated using premiums with respect to in-force business as of January 1, 2006, and it is anticipated that this percentage will increase. PXRE may be overexposed to losses in certain geographic areas for cetain types of catastrophe events and this risk could be increased by the number of cancelled contracts.

These ratings downgrades are expected to have a significant negative impact on the Company’s future results of operations and profitability. As a result of the potential negative consequences of the rating downgrade, the Company’s Board of Directors has decided to explore strategic alternatives for PXRE and has retained financial advisors to assist it in this process.

PXRE’s future capital requirements depend on many factors, including the Company’s ability to retain its existing business, write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. The Company’s capital needs may also be impacted by the frequency and severity of catastrophic events in 2006 as well as the strategic alternative path that the Board of Directors ultimately determines to pursue.

PXRE faces significant potential regulatory and litigation risks as a result of the magnitude of its losses related to the 2005 hurricanes and recent ratings downgrades, including potential investigations by regulatory authorities and potential shareholder and securities litigation, for which the potential liability is currently unquantifiable. As of March 13, 2006 the Company is not aware of any such litigation or administrative proceedings.

At December 31, 2005, PXRE Bermuda’s solvency and liquidity margins and statutory capital and surplus were substantially in excess of the minimum levels required by Bermuda insurance laws. Also at December 31, 2005, PXRE Reinsurance’s statutory capital and surplus substantially exceeded its calculated risk-based capital authorized control level. As a result of these factors, PXRE’s management believes that it will be able to meet regulatory compliance requirements for 2006 and future periods.

PXRE depends on a few reinsurance brokers for a large portion of revenue, and therefore loss of business provided by any one or more of them due to the ratings downgrades, could adversely affect the Company’s ability to retain its existing business and write new business.

Subsequent to year end, and as a result of, the downgrades in ratings, the Company sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and executed redemption orders for all of the Company’s hedge fund investments. The proceeds from the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments that had a duration of less than one month. As there are delays between giving notice to redeem a hedge fund investment and receiving the proceeds, approximately 50% of such proceeds from the sale of hedge funds are expected to be received by April 30, 2006, approximately 80% by July 31, 2006, and 100% by March 31, 2007. As a result of these steps, management believes that the Company has sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties. However, the liquidation of a significant portion of the Company’s investment portfolio subsequent to year end could have a material negative impact on the Company’s future investment income.

As discussed in Note 8, the Company is currently prohibited by Bermuda law from paying dividends or making distributions from its contributed surplus account to its shareholders.

In order that the Company can continue to have the flexibility to pay dividends to shareholders, the Board determined that it is in the best interests of the Company to reduce its share premium account to zero and allocate $550.0 million to the Company’s contributed surplus account. This reduction of our share premium account and reallocation to the contributed surplus account is subject to the approval of our shareholders at our next General Meeting of Shareholders. If the shareholders approve this proposal at the next General Meeting, the reallocated capital will remain part of our capital structure available for the benefit of our creditors and shareholders. Future dividends and distributions may then be made by the Board within the limits prescribed by Bermuda law, without restriction for the value of the historical share premium account.

If shareholders approve this proposal, the Board of Directors will evaluate, subject to compliance with the test detailed in Note 8, whether to resume paying dividends to its common shareholders and the appropriate level of such dividend.

PARENT COMPANY INFORMATION	Schedule II

PXRE Group Ltd.’s summarized financial information (parent company only) is as follows:

($000’s)	December 31, 2005	December 31, 2004

BALANCE SHEETS
Assets:
Cash	$308	$214
Receivable from subsidiaries	—	1,774
Equity in subsidiaries	543,062	756,697
Other assets	6,262	5,345

Total assets	$549,632	$764,030

Liabilities:
Liabilities to subsidiary	$16,399	$—
Other liabilities	3,480	3,040
Subordinated debt	64,435	64,435

Total liabilities	84,314	67,475

Shareholders’ equity	465,318	696,555

Total liabilities and shareholders’ equity	$549,632	$764,030

	Years Ended December 31,

($000’s)	2005	2004	2003

STATEMENTS OF OPERATIONS
Net investment income	$193	$131	$3,662
Fee income	—	—	22
Minority interest in consolidated subsidiaries	—	—	(1,795)
Interest expense	(5,289)	(5,289)	—
Operating expenses	(7,479)	(8,015)	(5,725)

(Loss) income before equity in (loss) earnings of subsidiary and cumulative effect of
accounting change	(12,575)	(13,173)	(3,836)
Equity in (loss) earnings of subsidiary	(684,983)	37,072	100,484

(Loss) income before cumulative effect of accounting change	(697,558)	23,899	96,648
Cumulative effect of accounting change, net of tax	—	(1,053)	—

Net (loss) income	$(697,558)	$22,846	$96,648

CASH FLOW STATEMENTS
Cash flows from operating activities:
Net (loss) income	$(697,558)	$22,846	$96,648
Adjustments to reconcile net (loss) income to cash provided (used) by operating activities:
Equity in (loss) earnings of subsidiaries	684,983	(37,072)	(100,484)
Inter-company accounts	18,173	(2,066)	3,332
Other	3,328	6,006	874

Net cash provided (used) by operating activities	8,926	(10,286)	370

Cash flows from investing activities:
Net change in short-term investments	—	1,099	2,174
Fixed maturities disposed or matured	—	—	505
Contribution of capital to subsidiaries	(470,895)	(100,982)	(177,249)
Notes to subsidiaries	—	4	94,752

Net cash used by investing activities	(470,895)	(99,879)	(79,818)

Cash flows from financing activities:
Proceeds from issuance of common shares	483,169	114,701	21,538
Proceeds from issuance of minority interest in consolidated subsidiaries	—	—	62,500
Cash dividends paid to common shareholders	(16,832)	(3,417)	(2,927)
Cash dividends paid to preferred shareholders	(3,671)	—	—
Cost of shares repurchased	(603)	(1,060)	(1,848)

Net cash provided by financing activities	462,063	110,224	79,263

Net change in cash	94	59	(185)
Cash, beginning of year	214	155	340

Cash, end of year	$308	$214	$155

Supplemental disclosure of non cash flow information:
Reduction of note receivable from subsidiary and contribution to capital of subsidiary	$—	$—	$43,393

Deconsolidation increase of subordinated debt investments – Other assets and
subordinated debt	$—	$1,935	$—

Convertible preferred share dividends	$3,369	$14,018	$13,133

Schedule III

PXRE GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	($000’s)
	Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Segment- property and casualty insurance	Deferred policy acquisition cost (caption 7)	Future policy benefits, losses, claims and loss expenses (caption 13-a-1)	Assumed unearned premiums (caption 13-a-2)	Other policy claims and benefits payable (caption 13-a-3)	Premium revenue (caption 1)	Net investment income (caption 2)	Benefits, claims, losses and settlement expenses (caption 4)	Amortization of deferred policy acquisition costs	Other operating expense	Premiums written

2005	North American					$147,516		$438,949	$15,992		$158,107
	International					372,165		733,737	25,927		378,311
	Corporate Wide					(131,357)		(161,163)	7,040		(129,413)

	Total	$5,487	$1,320,126	$32,512	$—	$388,324	$45,292	$1,011,523	$48,959	$36,208	$407,005
2004	North American					$93,483		$71,833	$11,730		$88,130
	International					249,244		159,163	22,315		250,386
	Corporate Wide					(34,655)		(4,649)	281		(28,729)

	Total	$1,745	$460,084	$15,952	$—	$308,072	$26,178	$226,347	$34,326	$41,293	$309,787
2003	North American					$127,849		$98,996	$18,985		$82,037
	International					225,311		59,228	20,279		228,596
	Corporate Wide					(32,227)		(626)	3,062		(32,222)

	Total	$2,495	$450,635	$21,566	$—	$320,933	$26,931	$157,598	$42,326	$39,701	$278,411

Schedule V

PXRE GROUP LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

($000’s) Column A	Column B	Column C Additions		Column D	Column E

Description	Balance at beginning of year	(1) Charged to costs and expenses	(2) Charged to other accounts - describe	Deductions - describe	Balance at end of year

Allowance for doubtful accounts
2005	$3,044	$(330)	$—	$—	$2,714
2004	$2,500	$544	$—	$—	$3,044
2003	$1,600	$900	$—	$—	$2,500

Schedule VI

PXRE GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	($000 ’s) Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	Affiliation with registrant	Deferred policy acquisition costs	Reserves for unpaid claims and claim adjustment expenses	Discount, if any deducted in Column C	Assumed unearned premiums	Earned premiums		Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs	Paid claims and claim adjustment expenses	Premiums written
							Net investment Income	(1) Current year	(2) Prior years

2005	Consolidated	$5,487	$1,320,126	$—	$32,512	$388,324	$45,292	$987,647	$23,876	$48,959	$192,275	$407,005
2004	Consolidated	1,745	460,084	—	15,952	308,072	26,178	214,316	12,031	34,326	132,121	309,787
2003	Consolidated	2,495	450,635	—	21,566	320,933	26,931	112,917	44,681	42,326	93,015	278,411

Consent of Independent Registered Public Accounting Firm

The Board of Directors
PXRE Group Ltd.:

We consent to the incorporation by reference in the registration statement (No. 333-85451) on Form S-4 of PXRE Group Ltd. of our report dated March 15, 2006, with respect to the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and all related financial statement schedules, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005 annual report on Form 10-K of PXRE Group Ltd.

As discussed in Note 2 to the consolidated financial statements, PXRE Group Ltd. adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” during 2004.

As discussed in Note 15 to the consolidated financial statements, PXRE Group Ltd. and subsidiaries was downgraded at various times by rating agencies with regards to financial strength during February 2006.

/s/ KPMG LLP
New York, New York
March 15, 2006

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

3.1	Memorandum of Association of PXRE Group Ltd. (Exhibit 3.1 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

3.2	Amended Bye-laws of PXRE Group Ltd., dated as of November 18, 2005.*

3.3	Description of Stock of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.’s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.1	Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE Group Ltd. (Exhibit 4.1 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

4.2	Description of Stock of Series D Perpetual Non-Voting Preferred Shares of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.’s Proxy Statement dated October 20, 2005).

4.3
Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.3 to PXRE Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.4
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

* Filed Herewith.

4.6
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

4.21
Guarantee Agreement for PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee (Exhibit 4.30 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.22
Agreement, dated as of March 31, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares and Series C Convertible Preferred Shares (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.23
Agreement, dated as of June 20, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares, Series C Convertible Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.1
Commutation Agreement, effective January 1, 2005, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.11 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2
Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.3
Annex IV to Aggregate Excess of Loss Agreement effective January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.4	Annex V to Aggregate Excess of Loss Agreement effective September 12, 2005 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company. *

10.5	Aggregate Excess of Loss Agreement, effective as of September 13, 2005 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. *

10.6	Excess of Loss Agreement effective January 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company. *

10.7
Deed Poll Guarantee of PXRE Group Ltd. in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (Exhibit 10.3a to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.8
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

10.9
Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit 10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.10
Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc., (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.11
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

10.12	PXRE Group Ltd. Employee Stock Purchase Plan as amended and restated February 13, 2002 (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual General Meeting of Shareholders). (M)

10.13
Amended and Restated Executive Severance Plan for Certain Executives of PXRE Group Ltd. dated May 5, 2004. (Exhibit 10.24 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004). (M)

10.14	1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation’s Form S-8 and S-3 Registration Statement dated June 21, 1990). (M)

10.15	Restated Employee Annual Incentive Bonus Plan, as amended and restated (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.16	1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.17	2002 Officer Incentive Plan as amended (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual Meeting of Shareholders). (M)

10.18	Director Stock Plan (Appendix C to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual General Meeting of Shareholders). (M)

10.19	Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

10.20	Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000). (M)

10.21	2004 Incentive Bonus Compensation Plan (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual Meeting of Shareholders). (M)

10.22
Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); and Sublease dated February, 2005 between PXRE Corporation and The Lincoln National Life Insurance Company.*

10.23	Lease, dated February 23, 2005, between Barr’s Bay Properties Limited and PXRE Reinsurance Ltd. (Exhibit 10.34 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.24
Lloyd’s Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.25
Lloyd’s Security and Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997, between PXRE Limited and Lloyd’s of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.26	Consulting Services Agreement, dated as of May 28, 2003 by and among PXRE Group Ltd., and Gerald L. Radke (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated June 4, 2003). (M)

10.27
Employment Agreement, dated August 27, 2004, by and between PXRE Group Ltd. and John M. Modin, Executive Vice President & Chief Financial Officer of PXRE Group Ltd. (Exhibit 99.2 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

10.28
Employment Agreement, dated August 27, 2004, by and between PXRE Reinsurance Company and Bruce J. Byrnes, General Counsel & Secretary of PXRE Reinsurance Company (Exhibit 99.3 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004).(M)

10.29
Employment Agreement, dated September 1, 2004, by and between PXRE Reinsurance Ltd. and John T. Daly, Executive Vice President of PXRE Reinsurance Ltd. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated September 2, 2004). (M)

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

* Filed Herewith.

10.30
Employment Agreement, dated June 23, 2005, by and between PXRE Group Ltd. and Jeffrey L. Radke (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). (M)

10.31
Employment Agreement, dated December 27, 2005, by and between PXRE Group Ltd. and Robert P. Myron (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated December 27, 2005). (M)

10.32
Employment Agreement, dated January 16, 2006, by and between PXRE Group Ltd. and Guy D. Hengesbaugh (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 16, 2006). (M)

10.33
Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.34
Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower (Exhibit 10.2 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.35
Global Amendment Agreement to the Letter of Credit Facility Agreement, dated January 28, 2005, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed January 28, 2005).

10.36
Amendment Agreement dated December 31, 2005 between PXRE Reinsurance Ltd and Barclays Bank PLC increasing Letter of Credit capacity to $250 million (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 9, 2006).

10.37
Letter of Credit Facility Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.38
Insurance Letters of Credit – Master Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

10.39
Pledge Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.40
Additional Agreement dated January 19, 2006 between PXRE Reinsurance Ltd and Citibank Ireland Financial Services PLC adding a second Letter of Credit facility of $200 million. (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 19, 2006).

10.41
Underwriting Agreement, dated October 3, 2005, between PXRE Group Ltd. and Credit Suisse First Boston LLC, as the underwriter (Exhibit 10.5 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.42
Share Purchase Agreement, dated September 30, 2005, by and among PXRE Group Ltd. and the investors named on the signature pages thereto (including exhibits B and C thereto) Ltd (Exhibit 10.4 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.43
Reinsurance Agreement, dated October 8, 2005, by and between PXRE Group Ltd. as cedent and Atlantic and Western Re Limited, as reinsurer (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated November 8, 2005).

10.44
Stop Loss Reinsurance Agreement between PXRE Reinsurance Limited, Lloyd’s Syndicate 1224 and Omni Whittington Capital Management Limited (incorporated by reference to Exhibit 99.2 of PXRE Group Ltd.’s Current Report on Form 8-K dated November 29, 2005).

10.45
Reinsurance Agreement, dated December 21, 2005, by and between PXRE Group Ltd. as cedent and Atlantic and Western Re II Limited, as reinsurer (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated December 21, 2005).

10.46	PXRE Group Ltd. Code of Business Conduct and Ethics for Directors, Officers and Employees, February 10, 2004. *

11	Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.

12	Statement setting forth computation of ratios. Attached hereto as Exhibit 12.

21	List of Subsidiaries. Attached hereto as Exhibit 21.

23	Consents of Experts and Counsel. The consent of KPMG LLP, independent accountants to PXRE, is included as part of Item 14(a)(2) of this Form 10-K.

* Filed Herewith.

24
Power of Attorney.  Copies of the powers of attorney executed by each of Gerald L. Radke, F. Sedgwick Browne, Bradley E. Cooper, Craig A. Huff, Mural R. Josephson, Jonathon Kelly, Wendy Luscombe, Philip R. McLoughlin, and Robert M. Stavis are attached hereto as Exhibit 24.

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