Form 10-Q
period 2006-03-31
PXRE GROUP LTD
filed 2006-05-10
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _______________

Commission File Number 1-15259

PXRE GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of Incorporation or Organization)	98-0214719 (I.R.S. Employer Identification No.)

PXRE House 110 Pitts Bay Road Pembroke HM08 Bermuda (Address, including Zip Code, of Principal Executive Offices)	P.O. Box HM 1282 Hamilton HM FX Bermuda (Mailing Address)

(441) 296-5858

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

As of May 5, 2006, 72,417,523 common shares and convertible common shares, $1.00 par value per share, of the Registrant were outstanding.

PXRE GROUP LTD.

Back to Contents

PXRE Group Ltd.	Consolidated Balance Sheets (Dollars in thousands, except par value per share)

		March 31, 2006	December 31, 2005

		(Unaudited)

Assets	Investments:
	Fixed maturities, at fair value:
	Available-for-sale (amortized cost $704,687 and $1,212,299, respectively)	$696,733	$1,208,248
	Trading (cost $35,359 and $28,225, respectively)	34,812	25,796
	Short-term investments, at fair value	623,114	261,076
	Hedge funds, at fair value (cost $124,637 and $132,690, respectively)	144,894	148,230
	Other invested assets, at fair value (cost $2,216 and $2,806, respectively)	2,661	3,142

	Total investments	1,502,214	1,646,492
	Cash	17,241	14,504
	Accrued investment income	5,437	10,809
	Premiums receivable, net	166,247	217,446
	Other receivables	9,055	17,000
	Reinsurance recoverable on paid losses	13,797	4,223
	Reinsurance recoverable on unpaid losses	68,668	107,655
	Ceded unearned premiums	25,313	1,379
	Deferred acquisition costs	10,206	5,487
	Income tax recoverable	6,081	6,295
	Other assets	64,832	84,757

	Total assets	$1,889,091	$2,116,047

Liabilities	Losses and loss expenses	$1,010,038	$1,320,126
	Unearned premiums	58,254	32,512
	Subordinated debt	167,083	167,081
	Reinsurance balances payable	24,693	30,244
	Deposit liabilities	64,733	68,270
	Other liabilities	60,580	32,496

	Total liabilities	1,385,381	1,650,729

Shareholders’ Equity	Serial convertible preferred shares, $1.00 par value, $10,000 stated value — 30 million shares authorized, 0.01 million and 0.01 million shares issued and outstanding, respectively	58,132	58,132
	Common shares, $1.00 par value — 350 million shares authorized, 72.4 million and 72.3 million shares issued and outstanding, respectively	72,410	72,281
	Additional paid-in capital	875,228	875,224
	Accumulated other comprehensive loss	(8,314)	(5,468)
	Accumulated deficit	(486,900)	(527,349)
	Restricted shares at cost (0.5 million and 0.5 million shares, respectively)	(6,846)	(7,502)

	Total shareholders’ equity	503,710	465,318

	Total liabilities and shareholders’ equity	$1,889,091	$2,116,047

	The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.	Consolidated Statements of Income and Comprehensive Income (Dollars in thousands, except per share amounts)

		Three Months Ended March 31,

		2006	2005

		(Unaudited)

Revenues	Net premiums earned	$77,087	$79,434
	Net investment income	17,912	10,442
	Net realized investment losses	(4,659)	(107)
	Fee income	191	211

		90,531	89,980

Losses and	Losses and loss expenses incurred	17,800	44,438
Expenses	Commission and brokerage	11,895	9,278
	Other reinsurance related expense	3,721	—
	Operating expenses	10,965	9,377
	Foreign exchange losses	927	598
	Interest expense	3,611	3,610

		48,919	67,301

	Income before income taxes and convertible preferred share dividends	41,612	22,679
	Income tax benefit	—	(64)

	Net income before convertible preferred share dividends	$41,612	$22,743

	Convertible preferred share dividends	1,163	3,369

	Net income to common shareholders	$40,449	$19,374

Comprehensive	Net income before convertible preferred share dividends	$41,612	$22,743
Income, Net	Net change in unrealized depreciation on investments	(7,628)	(7,347)
of Tax	Reclassification adjustments for losses included in net income	4,659	56
	Minimum additional pension liability	123	—

	Comprehensive income	$38,766	$15,452

Per Share	Basic:
	Income before convertible preferred share dividends	$0.58	$1.13
	Convertible preferred share dividends	(0.02)	(0.17)

	Net income to common shareholders	$0.56	$0.96

	Average shares outstanding (000’s)	71,889	20,200

	Diluted:
	Net income	$0.54	$0.69

	Average shares outstanding (000’s)	76,975	32,980

	The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.	Consolidated Statements of Shareholders’ Equity (Dollars in thousands)

		Three Months Ended March 31,

		2006	2005

		(Unaudited)

Convertible	Balance at beginning of period	$58,132	$163,871
Preferred Shares	Conversion of convertible preferred shares	—	(103,869)
	Dividends to convertible preferred shareholders	—	3,369

	Balance at end of period	$58,132	$63,371

Common Shares	Balance at beginning of period	$72,281	$20,469
	Issuance of common shares, net	129	8,177

	Balance at end of period	$72,410	$28,646

Additional	Balance at beginning of period	$875,224	$329,730
Paid-in Capital	Issuance of common shares, net	4	103,713
	Tax effect of stock options exercised	—	368

	Balance at end of period	$875,228	$433,811

Accumulated	Balance at beginning of period	$(5,468)	$(4,855)
Other Comprehensive	Change in unrealized losses on investments	(2,969)	(7,291)
Income	Change in minimum additional pension liability	123	—

	Balance at end of period	$(8,314)	$(12,146)

(Accumulated Deficit)/	Balance at beginning of period	$(527,349)	$194,081
Retained Earnings	Net income before convertible preferred share dividends	41,612	22,743
	Dividends to convertible preferred shareholders	(1,163)	(3,369)
	Dividends to common shareholders	—	(1,234)

	Balance at end of period	$(486,900)	$212,221

Restricted Shares	Balance at beginning of period	$(7,502)	$(6,741)
	Issuance of restricted shares, net	(140)	(5,452)
	Amortization of restricted shares	796	889

	Balance at end of period	$(6,846)	$(11,304)

Total	Balance at beginning of period	$465,318	$696,555
Shareholders’	Conversion of convertible preferred shares	—	(103,869)
Equity	Issuance of common shares, net	133	111,890
	Restricted shares, net	656	(4,563)
	Unrealized depreciation on investments	(2,969)	(7,291)
	Minimum additional pension liability	123	—
	Net income before convertible preferred share dividends	41,612	22,743
	Dividends to convertible preferred shareholders	(1,163)	—
	Dividends to common shareholders	—	(1,234)
	Tax effect of stock options exercised	—	368

	Balance at end of period	$503,710	$714,599

	The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.	Consolidated Statements of Cash Flows (Dollars in thousands)

		Three Months Ended March 31,

		2006	2005

		(Unaudited)

Cash Flows	Premiums collected, net of reinsurance	$142,658	$109,891
from Operating	Loss and loss adjustment expenses paid, net of reinsurance	(263,321)	(46,336)
Activities	Commission and brokerage paid, net of fee income	(8,995)	(18,704)
	Operating expenses paid	(13,141)	(10,945)
	Net investment income received	17,928	7,303
	Interest paid	(5,794)	(5,794)
	Income taxes recovered	214	7,186
	Trading portfolio purchased	(49,539)	(14,396)
	Trading portfolio disposed	40,121	—
	Deposit paid	(3,537)	(3,052)
	Other	(2,881)	(57)

	Net cash (used) provided by operating activities	(146,287)	25,096

Cash Flows	Fixed maturities available for sale purchased	(66,991)	(187,990)
from Investing	Fixed maturities available for sale disposed or matured	569,533	56,546
Activities	Hedge funds purchased	(4,000)	(105,352)
	Hedge funds disposed	13,116	98,805
	Other invested assets disposed	573	1,367
	Net change in short-term investments	(362,038)	110,481
	Receivable for securities	—	(11,860)
	Payable for securities	—	21,916

	Net cash provided (used) by investing activities	150,193	(16,087)

Cash Flows	Proceeds from issuance of common shares	257	3,129
from Financing	Cash dividends paid to common shareholders	—	(1,234)
Activities	Cash dividends paid to preferred shareholders	(1,163)	—
	Cost of shares repurchased	(263)	(561)

	Net cash (used) provided by financing activities	(1,169)	1,334

	Net change in cash	2,737	10,343
	Cash, beginning of period	14,504	15,668

	Cash, end of period	$17,241	$26,011

	Reconciliation of net income to net cash (used) provided by operating activities:
	Net income before convertible preferred share dividends	$41,612	$22,743
	Adjustments to reconcile net income to net cash (used) provided by
	operating activities:
	Losses and loss expenses	(310,086)	481
	Unearned premiums	1,807	34,172
	Deferred acquisition costs	(4,719)	(5,052)
	Receivables	77,259	(12,636)
	Reinsurance balances payable	(5,551)	3,965
	Reinsurance recoverable	29,414	(2,379)
	Income taxes	214	7,121
	Equity in earnings of limited partnerships	(5,872)	(4,403)
	Trading portfolio purchased	(49,539)	(14,396)
	Trading portfolio disposed	40,121	—
	Deposit liability	(3,537)	(3,052)
	Receivable on commutation	35,154	—
	Other	7,436	(1,468)

	Net cash (used) provided by operating activities	$(146,287)	$25,096

	The accompanying notes are an integral part of these statements.

Back to Contents

PXRE Group Ltd.  Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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
Basis of Presentation and Consolidation

The interim consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”). All intercompany transactions have been eliminated in preparing these consolidated financial statements.

GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The interim consolidated financial statements are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 2005 consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates and the seasonal nature of the reinsurance business necessitate caution in drawing specific conclusions from interim results.

Certain reclassifications have been made for 2005 to conform to the 2006 presentation.

Share-Based Compensation

At January 1, 2006, PXRE has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income prior to the three month period ended March 31, 2006. PXRE’s adoption of SFAS 123R did not have a material effect on net income.

Back to Contents

PXRE Group Ltd.  Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effects on net income and income per share for PXRE’s net income and earnings per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

($000’s, except per share data)	2006	2005

Net income before convertible preferred share dividends:
As reported
Before share-based compensation expense	$41,765	$22,743
Total share-based compensation expense determined under fair value based method, net of related tax effects	(153)	—

	41,612	22,743
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(258)

Actual (Pro-forma for 2005)	$41,612	$22,485

Basic income per share:
As reported	$0.56	$0.96
Actual (Pro-forma for 2005)	$0.56	$0.95
Diluted income per share:
As reported	$0.54	$0.69
Actual (Pro-forma for 2005)	$0.54	$0.68

3.	Underwriting

Premiums written and earned for the three months ended March 31, 2006 and 2005 are as follows:

			% Increase (Decrease)
	Three Months Ended March 31,

($000’s)	2006	2005

Premiums written
Gross premiums written	$121,385	$124,700
Ceded premiums written	(42,492)	(11,095)

Net premiums written	$78,893	$113,605	(31)

Premiums earned
Gross premiums earned	$95,644	$87,155
Ceded premiums earned	(18,557)	(7,721)

Net premiums earned	$77,087	$79,434	(3)

Back to Contents

PXRE Group Ltd.  Notes to Consolidated Financial Statements (Unaudited)

PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. PXRE also purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE sponsored two catastrophe bond transactions that supported two collateralized facilities which provide the Company with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. One of those two collateralized facilities was determined to be a derivative and is therefore recorded at fair value on PXRE’s March 31, 2006 consolidated balance sheet with the changes in fair value reported in other reinsurance related expense (income) on PXRE’s consolidated statement of income and comprehensive income for the three months ended March 31, 2006.

The increase in both ceded premiums written and ceded premiums earned during the quarter ended March 31, 2006 as compared to the same period in the prior year were due to an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

4.	Investments

The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of March 31, 2006:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$9,807	$(345)	$38,081	$(1,382)
United States government sponsored agency debentures	48,950	(746)	19,649	(711)
United States government sponsored agency mortgage-backed securities	—	—	17,883	(757)
Other mortgage and asset-backed securities	33,532	(656)	35,769	(1,544)
Obligations of states and political subdivisions	749	(17)	962	(20)
Corporate securities	32,763	(1,133)	30,315	(1,448)

Total temporarily impaired securities	$125,801	$(2,897)	$142,659	$(5,862)

Back to Contents

PXRE Group Ltd.  Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2006, PXRE recorded $3.8 million in other than temporary impairment charges. The other than temporary impairment charges recorded in the quarter ended March 31, 2006 relate to investments that the Company may not have the ability to hold to maturity as a result of the ratings downgrades of PXRE that occurred during the quarter ended March 31, 2006.

Unrealized losses amounting to $2.0 million of the total unrealized loss on fixed maturity investments as of March 31, 2006 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain deposit liabilities. The remaining unrealized losses are primarily due to increases in interest rates.

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

During the year ended December 31, 2005, PXRE recorded $11.8 million in other than temporary impairment charges. The other than temporary impairment charges recorded in 2005 related to investments that the Company may not have the ability to hold to maturity or have sold subsequent to December 31, 2005 to pay claims and meet the Company’s short term obligations as a result of the ratings downgrades of PXRE that occurred subsequent to year end.

Unrealized losses amounting to $1.2 million of the total unrealized loss on fixed maturity investments as of December 31, 2005 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain deposit liabilities. The remaining unrealized losses are primarily due to increases in interest rates.

5.	Derivative Instruments

As discussed in Note 3, PXRE entered into an agreement that provides $250.0 million of collateralized catastrophe protection with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage is effective January 1, 2006 and provides the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, PXRE will make a recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event. The coverage provides $125.0 million of protection for the period from January 1, 2006 to December 31, 2006 and $125.0 million for the period from January 1, 2006 to December 31, 2008.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

PXRE records this contract at fair value and such fair value will be included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the value reflected in other reinsurance related expense (income) in the Consolidated Statements of Income and Comprehensive Income. As there is no quoted market value available for this derivative, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract.

The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

6.	Earnings Per Share

A reconciliation of income before convertible preferred share dividends to income, and shares, which affect basic and diluted earnings per share, is as follows:

	Three Months Ended March 31,

($000’s, except per share data)	2006	2005

Net income to common shareholders:
Net income before convertible preferred share dividends	$41,612	$22,743
Convertible preferred share dividends	(1,163)	(3,369)

Net income to common shareholders	$40,449	$19,374

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	71,889	20,200
Equivalent shares of underlying options	—	373
Equivalent number of restricted shares	—	58
Equivalent number of convertible preferred shares	5,086	12,349

Weighted average common equivalent shares (diluted)	76,975	32,980

Per share amounts:
Basic:
Income before convertible preferred share dividends	$0.58	$1.13
Convertible preferred share dividends	(0.02)	(0.17)

Net income to common shareholders	$0.56	$0.96

Diluted:
Net income	$0.54	$0.69

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
7.	Income Taxes

The Company is incorporated under the laws of Bermuda and is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

The Company does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to direct U.S. income taxation.

The U.S. subsidiaries of the Company file a consolidated U.S. federal income tax return.

8.	Shareholders’ Equity

As of March 31, 2006, the Company had the following equity securities outstanding: (i) 63.5 million common shares, (ii) 8.9 million convertible voting common shares, and (iii) 5,813 convertible preferred shares.

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

Pursuant to a Share Purchase Agreement dated as of September 29, 2005, PXRE agreed to issue and sell 375,000 Series D Perpetual Non-Voting Preferred Shares (the “Series D Preferred Shares”) in a private placement exempt from registration under the Securities Act of 1933. The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange. The private placement closed on October 7, 2005. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents’ discounts and commissions and offering expenses were $359.3 million. The Series D Preferred Shares were mandatorily exchanged into 32.3 million common shares and 1.8 million convertible common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300.0 million common shares.

PXRE had contributed the $474.0 million net proceeds of the public offering and the private placement to PXRE Bermuda to support the underwriting of reinsurance business during subsequent renewal periods.

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

The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. Commencing in the second quarter of 2005, the dividends paid on such convertible voting preferred shares are paid in cash, rather than in additional convertible voting preferred shares. No dividends were paid in the first quarter of 2006, and therefore overdue dividends will be accrued at 10% per annum from April 1, 2006 until paid.

Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price of $15.69, subject to certain dilution adjustments. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. As a result of the issuance of 8.8 million common shares in October 2005 at the price of $13.25 per share pursuant to a public offering of common shares and the issuance of 34.1 million common shares upon the exchange of the Series D Perpetual Preferred Shares at the exchange price of $11.00 per share, the conversion price on the Preferred Shares was adjusted downwards by $1.75 in accordance with the terms of the underlying Description of Stock.

In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At March 31, 2006, PXRE has incurred $38.1 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of March 31, 2006, the adjusted conversion price was $11.39.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
9.	Stock Compensation

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

The Company awards long-term equity compensation pursuant to its 1992 Officer Incentive Plan and 2002 Officer Incentive Plan, which provides for the grant of incentive share options, non-qualified share options and awards of restricted shares. Options granted under the plan have a term of 10 years and generally become exercisable in four equal annual installments commencing one year from the date of grant. The exercise price for the incentive share options must be equal to or exceed the fair market value of the common shares on the date the option is granted. The exercise price for the non-qualified options may not be less than the fair market value of the common stock on the date of grant. No options have been granted under the plan since 2003.

In the three months ended March 31, 2006 and 2005, $0.4 million and $2.1 million, respectively was incurred as expense under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest at the end of 3 years or at each annual anniversary date over 4 years. The restricted shares are expensed pro-rata from the grant date to the final anniversary date of the grant. No income tax benefit was recognized for share-based compensation arrangements in the three months ended March 31, 2006 and 2005, respectively.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

Information regarding the employee option plans described above is as follows:

	Number of Shares	Range – Option Price per Share

Outstanding at December 31, 2005	1,195,205
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited or expired	(48,598)	$17.45-$24.75
Outstanding at March 31, 2006	1,146,607	$12.50-$32.94

Exercisable at March 31, 2006	1,023,858	$12.50-$32.94

PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2003 and 5,000 options and 2,500 restricted shares per director from 2004. Restricted shares vest at each annual anniversary date over 3 years. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. Under this plan, as of March 31, 2006, options for 500,000 shares were authorized, 244,667 were outstanding and 162,617 were exercisable, at exercise prices between $14.79 and $31.11.

PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. Under this plan, at March 31, 2006, options for 250,000 shares were authorized and 94,894 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.

As of March 31, 2006, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 2,586,737 shares. Total shares of 1,281,369 relate to share options which are vested and exercisable at March 31, 2006 at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

At January 1, 2006, PXRE has adopted FASB SFAS 123R issued in December 2004 using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income prior to the three month period ended March 31, 2006. PXRE’s adoption of SFAS 123R did not have a material effect on net income.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effects on net income and income per share for PXRE’s net income and earnings per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

($000’s, except per share data)	2006	2005

Net income before convertible preferred share dividends:
As reported
Before share-based compensation expense	$41,765	$22,743
Total share-based compensation expense determined under fair value based method, net of related tax effects	(153)	—

	41,612	22,743
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(258)

Actual (Pro-forma for 2005)	$41,612	$22,485

Basic income per share:
As reported	$0.56	$0.96
Actual (Pro-forma for 2005)	$0.56	$0.95
Diluted income per share:
As reported	$0.54	$0.69
Actual (Pro-forma for 2005)	$0.54	$0.68

The fair value of each option granted in the quarter ended March 31, 2006 and March 31, 2005, respectively was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk-free rate	4.32%	N/A
Dividend yield	3.70%	N/A
Volatility factor	44.64%	N/A
Expected life (in years)	5	N/A

Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant.

Back to Contents

PXRE Group Ltd.  Notes to Consolidated Financial Statements (Unaudited)

A summary of the status of the employee and director share option plans at March 31, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	1,522,778	$20.43
Options granted	11,988	12.96
Options exercised	—	—
Options forfeited or expired	(48,598)	24.34

Options outstanding at March 31, 2006	1,486,168	$20.24	5.66

Options exercisable at March 31, 2006	1,281,369	$19.93	5.35

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $3.42. There were no options granted during the three months ended March 31, 2005.

A summary of the status of nonvested restricted shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2006	460,868	$25.21
Granted	147,251	$3.33
Vested	(136,616)	$25.22
Forfeited	(17,860)	$19.67

Nonvested at March 31, 2006	453,643	$18.32

As of March 31, 2006, there was $1.0 million of total unrecognized compensation cost related to nonvested option share-based compensation arrangements and $6.8 million of nonvested restricted share-based compensation arrangements granted under the Plans. Those costs are expected to be recognized over a weighted-average period of 1.2 and 1.7 years, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2006 and 2005, was $3.4 million and $2.0 million, respectively.

PXRE also had adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member prior to 2003 at the times specified in the plan. This plan was terminated effective January 1, 2003. At March 31, 2006, the 12,000 shares granted to eligible non-employee Board members will be issued to Board members at their termination.

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

PXRE does not maintain separate balance sheet data for each of its operating segments, nor does it allocate net investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.

The following tables summarize the net premiums written, net premiums earned and underwriting income (loss) by PXRE’s business segments. The amounts shown for the North American and International geographic segments are presented net of proportional reinsurance but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

Net Premiums Written

	Three Months Ended March 31,

($000’s)	2006	2005

Catastrophe and Risk Excess
International	$79,556	$89,314
North American	43,184	34,174
Excess of Loss Cessions	(43,934)	(9,177)

	78,806	114,311

Exited Lines
International	15	21
North American	72	(727)

	87	(706)

Total	$78,893	$113,605

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

Net Premiums Earned

	Three Months Ended March 31,

($000’s)	2006	2005

Catastrophe and Risk Excess
International	$66,775	$64,929
North American	30,589	21,651
Excess of Loss Cessions	(20,368)	(6,439)

	76,996	80,141

Exited Lines
International	15	24
North American	76	(731)

	91	(707)

Total	$77,087	$79,434

Underwriting income (loss) includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense.

Underwriting Income (Loss)

	Three Months Ended March 31,

($000’s)	2006	2005

Catastrophe and Risk Excess
International	$57,557	$10,942
North American	10,887	16,678
Excess of Loss Cessions	(19,069)	(1,501)

	49,375	26,119

Exited Lines
International	207	2,110
North American	(1,999)	(2,300)

	(1,792)	(190)

Total	$47,583	$25,929

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles the net underwriting income for the operating segments to income before income taxes and convertible preferred share dividends as reported in the Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended March 31,

($000’s)	2006	2005

Net underwriting income	$47,583	$25,929
Net investment income	17,912	10,442
Net realized investment losses	(4,659)	(107)
Other reinsurance related expense	(3,721)	—
Operating expenses	(10,965)	(9,377)
Foreign exchange losses	(927)	(598)
Interest expense	(3,611)	(3,610)

Income before income taxes and convertible preferred share dividends	$41,612	$22,679

11.	Employee Benefits

The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.

The components of net pension expense for these company-sponsored plans are as follows:

	Three Months Ended March 31,

($000’s)	2006	2005

Components of net periodic cost:
Interest cost	$89	$78
Expected return on assets	(83)	(70)
Recognized net actuarial costs	25	34

Net periodic benefit cost	$31	$42

During the three months ended March 31, 2006, the Company made no contributions to its pension plans and expects no significant contributions during 2006.

12.	Subsequent Events

On April 11, 2006, PXRE requested that the major credit rating agencies withdraw their financial strength and claims paying ratings of the Company and its operating subsidiaries after finding that operational ratings below the critical “A” category provided little value for a reinsurer. In the wake of this request, A.M. Best Company (“A.M. Best”) downgraded its financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “B+” to “B” and then withdrew these ratings; Standard & Poor’s Ratings Services (“S&P”) downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB-” to “BB+” and then withdrew these ratings; and Moody’s Investor Services (“Moody’s”) downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa3” to “Ba2” and then withdrew this rating.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

As of January 1, 2006, more than 75% of our business (by premium volume) is subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital. In order to manage PXRE’s peak zone catastrophe exposures, the Company has also selectively allowed extra-contractual cancellations on certain contracts that do not contain cancellation provisions triggered by rating downgrades. As of May 5, 2006, approximately 65% of the Company’s in-force business as of January 1, 2006 has either been cancelled or non-renewed and it is anticipated that this percentage will increase.

In the wake of the rating downgrades, PXRE was not able to renew any of the reinsurance contracts that expired on March 31, 2006, nor was the Company able to write any new reinsurance contracts during the April 1, 2006 renewal season.

Management believes that the Company has sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties.

On May 3, 2006, a class action lawsuit (the “Securities Litigation”) was filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York (“S.D.N.Y”) on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Although PXRE has not been served a copy of the complaint, based on a press release and a copy of the complaint posted on a third-party website, the Company understands that the complaint alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The complaint alleges, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) that PXRE concealed from investors the full impact on its business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) that PXRE’s cost of the 2005 Hurricanes had doubled to an estimated $758 million to $788 million; (3) that the magnitude of the loss would cause PXRE to lose its financial-strength and credit ratings from A.M. Best; (4) that PXRE concealed the losses in order to complete a $114 million secondary offering and raise more than $350 million from an offering of perpetual preferred shares; and (5) that as a consequence of the foregoing, PXRE’s statements with respect to its loss estimates for the 2005 Hurricane season lacked in all reasonable basis. The action seeks an unspecified amount of damages, as well as other forms of relief.

On May 5, 2006, a second class action complaint was filed against PXRE, Mr. J. Radke and Mr. Modin in the S.D.N.Y. The allegations and causes of action set forth in this second class action complaint are identical to those in the class action complaint filed on May 3, 2006.

Back to Contents

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

PXRE has not established any reserves for any potential liability relating to the Securities Litigation. The Company has insurance coverage with respect to claims such as the Securities Litigation, but it is not currently possible to determine whether such insurance coverage will be adequate to cover the Company’s defensive costs and any losses. Unfavorable outcomes in the Securities Litigation, resulting in the payment of substantial damages or fines or criminal penalties, could have a material adverse effect on the Company’s business, cash flows, results of operations, financial position and prospects.

Back to Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Unless the context otherwise requires, references in this Form 10-Q to “PXRE,” “we,” “us” and “our” include PXRE Group Ltd., a Bermuda holding company (the “Company”) and its subsidiaries, which principally include PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”). References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”). References to SAP refer to statutory accounting principles (“SAP”) in either Bermuda, where PXRE Bermuda is domiciled, or the State of Connecticut, where PXRE Reinsurance is domiciled, as applicable.

The following is a discussion and analysis of PXRE’s results of operations for the three months ended March 31, 2006 compared with the three months ended March 31, 2005, and also a discussion of our financial condition as of March 31, 2006. This discussion and analysis should be read in conjunction with the attached unaudited consolidated interim financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview

PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written for the three month period ended March 31, 2006. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe proportional, property catastrophe retrocessional, property risk excess and marine excess and aerospace excess reinsurance products.

We generated net income before convertible preferred share dividends of $41.6 million for the quarter ended March 31, 2006 compared to $22.7 million for the comparable period of 2005. This increase is primarily attributable to the lack of any significant catastrophe events during the first quarter of 2006 and the lack of any adverse development on our loss reserves for prior year catastrophes during the same period. For the reasons discussed below, we do not expect to maintain this level of income in future quarters.

Back to Contents

Overview Recent Events

On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. We also first announced our intention to explore strategic alternatives due to concerns about potential negative impact on our credit ratings. Following these announcements, in February 2006 our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was generally unacceptable to many of our reinsurance clients. This ratings downgrade has had a significant negative impact on our results of operations and profitability because it has impaired our ability to retain and renew our existing reinsurance business. In light of the negative consequences of the rating downgrade, our Board of Directors decided to explore strategic alternatives for PXRE and retained Lazard Frères & Co. LLC (“Lazard”) as a financial advisor to assist in this process.

Status of Reinsurance Business

As of January 1, 2006, more than 75% of our business (by premium volume) is subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital. In order to manage our peak zone catastrophe exposures, the Company has also selectively allowed extra-contractual cancellations on certain contracts that do not contain cancellation provisions triggered by rating downgrades. As of May 5, 2006, approximately 65% of our in-force business as of January 1, 2006 has either been cancelled or non-renewed and it is anticipated that this percentage will increase.

In the wake of the downgrade, we were not able to renew any of the reinsurance contracts that expired on March 31, 2006, nor were we able to write any new reinsurance contracts during the April 1, 2006 renewal season. The next major renewal date in the property catastrophe reinsurance market is July 1, 2006. Unless we are able to implement a strategic alternative that would allow us to provide clients with an acceptably rated counterparty, we do not anticipate being able to renew our expiring July 1, 2006 reinsurance contracts or being able to underwrite any material amount of new reinsurance business. The next significant renewal date in the catastrophe reinsurance market following July 1, 2006 is January 1, 2007.

The Company had $77.1 million in net premiums earned during the quarter ended March 31, 2006, as compared to net premiums earned of $79.4 million in the comparable prior year period. Given the rate of cancellations and our impaired ability to renew our existing reinsurance contracts and underwrite new reinsurance contracts, we expect to see significant decreases in net premiums earned in future quarters.

Status of Strategic Alternative Process

The Board of Directors continues to explore possible strategic transactions including, among others, a sale of PXRE or a sale of certain or substantially all of our assets to, or mergers with, one or more other companies and the acquisition of smaller companies that would provide diversifying lines of business. The Board of Directors is also considering a variety of alternate business strategies. If our Board of Directors concludes that no strategic transaction or other alternate business strategy would be in the best interests of our shareholders, it may determine to place PXRE’s reinsurance business into runoff and to commence an orderly winding up of PXRE operations over some indeterminate period of time. If runoff is initiated, we expect to continue to pay losses and expenses as they come due and to earn investment income on our investment portfolio during the remainder of 2006 and future periods. In pursuing any strategic transaction, the Company expects that from time to time it may choose to negotiate exclusively with one or more parties in order to maximize resources and efficiently evaluate the merits of a particular transaction.

Back to Contents

The implementation of any of the alternatives being considered by the Board of Directors could involve substantial uncertainties and risks, including, among other things, the risk of failure in the implementation of a strategic transaction or alternate business strategy and significant restructuring costs.

Status of Credit and Financial Strength Ratings

Immediately following our February 16, 2006 announcement, S&P, a division of the McGraw-Hill Companies, Inc., downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications. A.M. Best, an independent insurance industry rating organization, also downgraded its financial strength rating on these entities from “A-” to “B++” with a negative outlook. On February 17, 2006, Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.

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

On April 11, 2006, we announced that we had requested that the major credit rating agencies withdraw their financial strength and claims paying ratings of the Company and its operating subsidiaries after finding that operational ratings below the critical “A” category provided little value for a reinsurer. In the wake of this request, A.M. Best downgraded its financial strength ratings of PXRE Reinsurance and PXRE Bermuda from “B+” to “B” and withdrew these ratings; S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB-” to “BB+” and then withdrew these ratings; and Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa3” to “Ba2” and then withdrew this rating.

Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to these recent ratings downgrades and withdrawal of the operational ratings of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and it is more difficult for us to retain our reinsurance portfolio and renew many of our existing reinsurance agreements. This will result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

Back to Contents

Comparison of First Quarter Results for 2006 with 2005

For the quarter ended March 31, 2006, net income before convertible preferred share dividends was $41.6 million compared to $22.7 million for the comparable period of 2005. The increase in net income is largely attributable to the lack of any significant catastrophe events during the first quarter of 2006 and the lack of any adverse development on our loss reserves for prior year catastrophes during the same period. The first quarter of 2005 was impacted by $25.2 million of losses incurred, net of reinsurance and reinstatement premiums, related to European Windstorm Erwin which occurred in January 2005.

Net income per diluted common share was $0.54 for the first quarter of 2006 compared to $0.69 for the first quarter of 2005, based on diluted average shares outstanding of approximately 77.0 million in the first quarter of 2006 and approximately 33.0 million in the first quarter of 2005.

Premiums

Gross and net premiums written for the first quarter of 2006 and 2005 were as follows:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums written	$121,385	$124,700	$(3,315)	(3)
Ceded premiums written	(42,492)	(11,095)	31,397	283

Net premiums written	$78,893	$113,605	$(34,712)	(31)

Gross and net premiums earned for the first quarter of 2006 and 2005 were as follows:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums earned	$95,644	$87,155	$8,489	10
Ceded premiums earned	(18,557)	(7,721)	10,836	140

Net premiums earned	$77,087	$79,434	$(2,347)	(3)

The decrease in gross premiums written during the quarter ended March 31, 2006 was due to the cancellation or non-renewal of contracts as a result of our ratings downgrade in February 2006. The increase in gross premiums earned during the quarter ended March 31, 2006 is primarily due to an increase in rates and an increase in North American pro rata business in 2006, partially offset by the cancellations as a result of our ratings downgrade.

The increase in both ceded premiums written and ceded premiums earned during the quarter ended March 31, 2006 were due to an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

Back to Contents

The decrease in both net premiums written and net premiums earned during the three months ended March 31, 2006 was primarily a result of the increase in ceded premiums written and ceded premiums earned of $31.4 million and $10.8 million, respectively.

A summary of our net premiums written and earned by business segment for the three months ended March 31, 2006 and 2005 is included in Note 10 to the Consolidated Financial Statements.

Ratios

The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and operating expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. Other reinsurance related expense is not included in the expense ratio or the combined ratio. A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on underwriting results. The ratios discussed below have been calculated on a GAAP basis.

The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,

(%)	2006	2005

Loss ratio	23.1%	55.9%
Expense ratio	29.4	23.2

Combined ratio	52.5%	79.1%

Catastrophe and risk excess loss ratio	20.6%	55.9%

Losses and Loss Expenses

Losses and loss expenses incurred amounted to $17.8 million in the first quarter of 2006 compared to $44.4 million in the first quarter of 2005. Our loss ratio was 23.1% for the first quarter of 2006 as compared to 55.9% for comparable prior year period. There were no significant property catastrophe losses during the first quarter of 2006. Losses and loss expenses incurred in the first quarter of 2005 included $28.1 million in net losses incurred in connection with European Windstorm Erwin. Windstorm Erwin occurred in early January 2005 and caused extensive damage across Northern Europe, most notably in Denmark and Sweden.

During the first quarter of 2006, we experienced net favorable development of $2.6 million for prior-year losses and loss expenses, consisting of $4.5 million of favorable development on our catastrophe and risk excess segment (primarily non-significant catastrophe losses and loss expenses) offset by $1.9 million of adverse development on our exited lines segment. The $4.5 million of favorable catastrophe and risk excess development was related to favorable reported loss activity. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

Back to Contents

During the first quarter of 2006, there was no material change to our estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma. As of March 31, 2006, we have paid less than 30% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma. Accordingly, the liability for losses and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes. Our estimation of losses and loss expense liabilities involves significant uncertainties and is based on complex and subjective judgments. Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses.”

During the first quarter of 2005, we experienced net adverse development of $1.8 million for prior-year losses and loss expenses, comprised of $2.2 million of adverse development on our catastrophe and risk excess segment and $0.4 million favorable development on our exited lines segment. The adverse development in the catastrophe and risk excess business was driven by greater than expected claims from the 2004 hurricanes, offset by less than expected claims on the Asian Tsunami and favorable development on other property losses.

Underwriting Expenses

The expense ratio was 29.4% for the first quarter of 2006 compared to 23.2% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 15.2% for the first quarter of 2006 compared with 11.4% for the first quarter of 2005. The increase in the commission and brokerage ratio, net of fee income, is due to the increase in ceded premium amounts, and while these amounts decreased earned premium, they did not decrease brokerage expenses on assumed reinsurance business, thus causing our commission and brokerage ratio to increase.

The operating expense ratio was 14.2% for the three months ended March 31, 2006 compared with 11.8% for the comparable period of 2005. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned and an increase in operating expenses. Operating expenses increased $1.6 million, or 17%, to $11.0 million for the three months ended March 31, 2006 from $9.4 million in the comparable period of 2005 as a result of an increase in fees to attorneys and financial advisors, which have been incurred as a result of our ratings downgrades as well as the Board of Directors decision to explore strategic alternatives for the Company.

Other Reinsurance Related Expense

In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. The increase of $3.7 million in other reinsurance related expense was primarily due to the change in fair value of this derivative during the quarter ended March 31, 2006.

Back to Contents

Net Investment Income

Net investment income for the first quarter of 2006 increased $7.5 million, or 72%, to $17.9 million from $10.4 million in the first quarter of 2005 primarily as a result of a $6.4 million increase in income from our fixed maturity and short-term investment portfolio and a $1.3 million increase in income from hedge funds. Investments in hedge funds produced a return of 3.7% for the first quarter of 2006 compared with 3.0% in the comparable prior-year period. The average invested balances in our fixed maturity and short-term investment portfolio increased due to cash flow from proceeds from a public offering and private placement of $474.0 million in the fourth quarter of 2005 as discussed in Note 8 to the Consolidated Interim Financial Statements. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 4.3% during the first quarter of 2006, on an annualized basis, compared with 3.4% during the comparable prior-year period.

Investment income for the quarter was affected by various reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We held premiums and accrued investment income of $87.1 million and $88.8 million due to reinsurers as of March 31, 2006 and 2005, respectively, for which we recognized a reduction to gross investment income of $1.7 million for both the first quarter of 2006 and 2005. On a net basis, this reduction to investment income was $0.5 million and $0.7 million for the quarters ended March 31, 2006 and 2005, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% for both the quarters ended March 31, 2006 and 2005, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be less than one year as of March 31, 2006 on a weighted average basis.

Net Realized Investment Losses

Net realized investment losses for the first quarter of 2006 were $4.7 million compared to $0.1 million in the first quarter of 2005. The increase in net realized investment losses relates primarily to the write-down of $3.8 million of investment securities due to other than temporary impairment charges.

Income Taxes

PXRE recognized a tax benefit of $0.1 million in the first quarter of 2005. No tax benefit was recognized during the first quarter of 2006.

Back to Contents

Management has reviewed PXRE’s deferred tax asset as of March 31, 2006, and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrade of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance continues to be required for its entire deferred tax asset, including a $0.6 million increase in the first quarter of 2006 related to unrealized depreciation on investments.

FINANCIAL CONDITION

Capital Resources

The Company and PXRE Delaware rely primarily on dividend payments from PXRE Bermuda and PXRE Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay dividends. During the three month period ended March 31, 2006, PXRE Bermuda and PXRE Reinsurance did not pay any dividends. In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval during 2006. Based on the statutory surplus of PXRE Bermuda as of December 31, 2005, the aggregate dividends that are available to be paid during 2006, without prior regulatory approval are $161.1 million. We anticipate that this available dividend capacity will be sufficient to fund our liquidity needs during 2006.

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

As of the result of our recent ratings downgrades and the resulting level of contract terminations from our assumed book of business, positive cash flows associated with the receipt of reinsurance premiums is likely to decrease substantially in 2006. Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 65% of such proceeds were received by April 30, 2006 and approximately 80% are expected to be received by July 31, 2006. The remainder is expected to be received by March 31, 2007 or shortly thereafter. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

Back to Contents

Financings

As of March 31, 2006, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	March 31, 2006

8.85% fixed rate due February 1, 2027	$102,648
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,083

Share Dividends and Book Value

Dividends to common shareholders declared in the first quarter of 2005 were $1.2 million. There were no dividends to common shareholders declared in the first quarter of 2006.

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

As a result of the losses arising from Hurricanes Katrina, Rita and Wilma, the realizable value of the Company’s assets ($1.9 billion) no longer exceeds the aggregate of its liabilities ($1.4 billion) its issued share capital ($130.5 million) and its share premium account ($550.0 million). As a result of this deficiency, the Company was prohibited by Bermuda law from paying dividends or making distributions from its contributed surplus account to its shareholders.

Back to Contents

In order that the Company can continue to have the flexibility to pay dividends to shareholders, the Board determined that it is in the best interests of the Company to reduce the share premium account to zero and allocate $550.0 million to the Company’s contributed surplus account. This reduction of our share premium account and reallocation to the contributed surplus account required the approval of our shareholders to be effective.

At our Annual General Meeting of Shareholders on May 9, 2006, the Company’s shareholders approved the reduction of our share premium account and transfer of the $550.0 million balance to our contributed surplus account. Future dividends and distributions may now be made by the Board within the limits prescribed by Bermuda law, without restriction for the value of the historical share premium account.

The Board of Directors will evaluate whether to resume paying dividends and the appropriate level of such dividends as part of its evaluation of strategic alternatives.

Accrued but unpaid dividends on preferred shares amounted to $1.2 million as of March 31, 2006. Such unpaid dividends will be paid shortly.

Book value per common share was $6.50 at March 31, 2006 after considering convertible preferred shares.

Cash Flows

Net cash flows used by operations were $146.3 million in the first quarter of 2006 compared to net cash flows provided by operations of $25.1 million in the first quarter of 2005 primarily due to increases in paid losses, mainly attributable to the 2005 hurricanes. Partially offsetting these decreases in operating cash flows was an increase in premiums collected.

Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Net cash provided by investing activities were $150.2 million in the first quarter of 2006 compared to net cash flows used by investing activities of $16.1 million in the first quarter of 2005. This increase was primarily due to the sale of investment securities in order to meet the Company’s currently foreseen liquidity needs.

PXRE is subject to large losses, including natural perils such as hurricanes and earthquakes. Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts. This strategy is evidenced by the overall 1.3 year duration of the Company’s fixed income and short-term investments as of March 31, 2006. Due to this short duration portfolio, the Company does not believe realized losses resulting from selling securities before anticipated will have a material adverse impact on its financial position. Should an event actually occur such as the occurrence of Hurricane Katrina in the third quarter of 2005, PXRE dedicates assets, including cash equivalents and other short-term investments, in such a manner

Back to Contents

that cash should be on hand to pay claims. In February 2006 we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 65% of such proceeds were received by April 30, 2006 and approximately 80% are expected to be received by July 31, 2006. The remainder is expected to be received by March 31, 2007 or shortly thereafter. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $250.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $400.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of March 31, 2006, the Company has pledged assets with a fair value of $427.4 million to support outstanding letters of credit.

Back to Contents

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at March 31, 2006 and future commitments.

Commitments, Contingencies and Contractual Obligations

PAYMENT DUE BY PERIOD

Contractual Obligations ($000’s)	Total	Less Than 1 Year (1)	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt obligations	$167,083	$—	$—	$—	$167,083
Interest on debt obligations	334,369	8,464	28,653	28,654	268,598
Losses and loss expenses	1,010,038	394,212	364,360	149,182	102,284
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	4,998	933	2,325	1,740	—
Purchase obligations	13,580	7,549	6,031	—	—
Dividends on convertible preferred shares	9,495	3,630	5,865	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$1,539,563	$414,788	$407,234	$179,576	$537,965

(1) Represents liabilities due through to December 31, 2006.

Loss and loss expense reserves represent management’s best estimate of the ultimate cost of settling the underlying reinsurance claims. As more fully discussed in “Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses” below, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

As noted under “– Capital Resources” above, we expect to be able to meet the contractual obligations over the remainder of 2006 with the dividend paying capacity of the Company’s subsidiary, PXRE Bermuda. PXRE Reinsurance and PXRE Bermuda expect to be able to meet their contractual obligations over the remainder of 2006 with operating and investing cash flows.

As of March 31, 2006, other commitments and pledged assets include (a) LOCs of $361.7 million which are secured by cash and securities with a fair value of $427.4 million, (b) securities with a par value of $9.5 million which were on deposit with various state insurance departments in order to comply with insurance laws, (c ) cash and securities with a fair value of $58.3 million deposited in a trust for the benefit of a cedent in connection with certain deposit transactions, (d) funding commitments to certain limited partnerships of $0.3 million, (e) commitments under the subordinated debt securities discussed above, and (f) commitment fees of $0.8 million per annum under the two committed LOC facilities discussed earlier in this section under “Cash Flows.”

Back to Contents

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

In order to better protect PXRE against the risk of another severe catastrophe event or the occurrence of multiple significant catastrophe events, we sponsored two catastrophe bond transactions that closed during the fourth quarter of 2005. The first transaction was a $300.0 million collateralized reinsurance agreement with Atlantic & Western Re Limited (“A&W I”), a Cayman Island reinsurance company, that commenced on November 9, 2005 and is scheduled to terminate on November 15, 2010, unless terminated earlier. This new reinsurance coverage is designed to protect PXRE from extreme catastrophe losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California over the next 5 years. This reinsurance provides two layers of protection over the next 5 years to PXRE. The first layer provides $200.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The second layer provides $100.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States and windstorms in northern Europe. The amount of annual disbursements to be made by the Company for this transaction are approximately $26.3 million.

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

The second transaction was a $250.0 million collateralized transaction with A&W II, a Cayman Island reinsurance company, which is accounted for as a derivative. It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss. The first tranche provides $125.0 million of protection from January 1, 2006 through December 31, 2006. The second tranche provides $125.0 million of protection from January 1, 2006 through December 31, 2008. The annual premium payments with respect to the A&W II facility are $16.2 million in 2006 and $8.0 million in 2007 and 2008, respectively.

Back to Contents

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

If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, we may seek to assign or novate PXRE’s rights and obligations under the collateralized catastrophe facilities to another insurance or reinsurance company. There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that the note holders who funded the facilities would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE. If PXRE was not able to successfully assign or novate its rights and obligations under these collateralized catastrophe facilities, PXRE could incur material termination fees and liabilities.

The first facility, A&W I, provides $300.0 million of collateralized catastrophe protection for a term that commenced on November 9, 2005 and is scheduled to terminate on November 15, 2010, unless terminated earlier. The annual premium payments due with respect to A&W I during its term are approximately $26.3 million. PXRE has the right to terminate the A&W I facility without penalty during the fifth year of the facility’s term. If the A&W I facility is terminated prior to such period, PXRE could be obligated to pay significant early terminations fees that could be as much as $17.6 million, and PXRE is obligated to make all premium payments up to the date of termination.

The second facility, A&W II provides $250.0 million of collateralized catastrophe protection in two tranches. The first $125.0 million tranche commenced on January 1, 2006 and is scheduled to terminate on December 31, 2006. The second $125.0 million tranche commenced on January 1, 2006 and is scheduled to terminate on December 31, 2008. The annual premium payments with respect to the A&W II facility are $16.2 million in 2006 and $8.0 million in 2007 and 2008, respectively. If the A&W II facility is terminated prior to the end of the scheduled termination date of a tranche, PXRE could be obligated to pay significant early termination fees that could be as much as $11.4 million, and PXRE is obligated to make all premium payments up to the date of termination.

Back to Contents

If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Company will also need to evaluate its obligations under several multi-year ceded reinsurance contracts that provide the Company with reinsurance protection against catastrophic events in 2007 and 2008. In this regard, the Company will need to evaluate whether it is likely that catastrophe loss exposure assumed by PXRE in 2007 and 2008 has the potential to result in losses that exceed the retention level under these ceded reinsurance protections. The Company is currently obligated to cede reinsurance premiums of $15.0 million per annum in each of 2007 and 2008 under these multi-year contracts.

Investments

As of March 31, 2006, our investment portfolio, at fair value, was allocated 48.7% in fixed maturity debt instruments, 41.5% in short-term investments, 9.6% in hedge funds and 0.2% in other invested assets.

The following table summarizes our investments at March 31, 2006 and December 31, 2005 at carrying value:

	Analysis of Investments

	March 31, 2006		December 31, 2005

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$56,981	3.8%	$57,415	3.5%
Foreign denominated securities	34,812	2.3	25,796	1.5
United States government sponsored agency debentures	172,293	11.5	190,591	11.6
United States government sponsored agency mortgage-backed securities	153,183	10.2	171,199	10.4
Other mortgage and asset-backed securities	183,563	12.2	418,829	25.4
Obligations of states and political subdivisions	1,711	0.1	1,526	0.1
Corporate securities	129,002	8.6	368,688	22.4

Total fixed maturities	731,545	48.7	1,234,044	74.9
Short-term investments	623,114	41.5	261,076	15.9

Total fixed maturities and short-term investments	1,354,659	90.2	1,495,120	90.8
Hedge funds	144,894	9.6	148,230	9.0
Other invested assets	2,661	0.2	3,142	0.2

Total investment portfolio	$1,502,214	100.0%	$1,646,492	100.0%

At March 31, 2006, 98.3% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 24.9% of fixed maturities and short-term investments or 22.4% of our total investment portfolio based on fair value at March 31, 2006. The average yield to maturity on our fixed maturities portfolio, including short-term investments, at March 31, 2006 and 2005 was 5.0% and 4.1%, respectively.

Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive income as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At March 31, 2006, an after-tax unrealized loss of $6.4 million (a loss of $0.08 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

Back to Contents

Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally treasury bills and agency securities, amounted to $623.1 million at March 31, 2006, compared to $261.1 million at December 31, 2005 reflecting the re-deployment of securities following the downgrades in PXRE’s ratings in February 2006, in order to have sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties.

A significant component of our investment strategy has been investing a portion of our invested assets in a diversified portfolio of hedge funds. At March 31, 2006, total hedge fund investments amounted to $144.9 million, representing 9.6% of the total investment portfolio. At December 31, 2005, total hedge fund investments amounted to $148.2 million, representing 9.0% of the total investment portfolio. For the three months ended March 31, 2006, our hedge funds earned a return of 3.7% as compared to 3.0% in the three months ended March 31, 2005. At March 31, 2006, twenty-two hedge fund investments with fair values ranging from $1.7 million to $18.9 million were administered by nineteen managers. As noted under the caption “Cash Flows,” the Company executed redemption orders for all of its hedge funds during the first quarter of 2006.

As of March 31, 2006, our investment portfolio also included $2.7 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.3 million.

Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the three months ended March 31, 2006, included $5.9 million attributable to hedge funds and other investments.

Our hedge funds and other privately held securities program should be viewed as exposing us to the risk of substantial losses which we seek to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

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

Back to Contents

Update on Critical Accounting Policy Disclosures

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains a discussion concerning critical accounting policy disclosures (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policy Disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2005 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimation of losses and loss expenses.

Estimation of Losses and Loss Expenses

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

In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models, industry loss estimates and our internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer and retrocessionaire regarding the actual underlying losses. As an event matures, we rely more and more on our client’s reported losses combined with both Company and industry event specific historical reporting patterns to project ultimate losses for the event. This process can cause our ultimate estimates to differ significantly from initial projections. For example, as part of our year-end closing process for the year ended December 31, 2005, we reassessed our ultimate liability for losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma. During the course of our 2005 year-end assessment, we increased our estimate of the ultimate incurred gross losses and loss expenses arising from Hurricane Katrina by $214.6 million and from Hurricane Rita by $48.1 million, in each case as compared to the gross incurred losses recorded as of September 30, 2005.

Back to Contents

As of March 31, 2006, our estimate of ultimate incurred gross losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma is $1,014.5 million, which is unchanged from our estimate as of December 31, 2005. Our initial loss estimates for each of the hurricanes were based, in part, on insured industry loss estimates for each event, catastrophe modeling, preliminary discussions with clients and a review of potentially exposed contracts by our underwriters. In our year-end assessment of the liability for the 2005 hurricane losses, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims from late November 2005 to February 2006. In part, the additional claims arose from a reassessment by clients of their original loss estimates for the hurricane events. For example, various clients, who advised our underwriters in the immediate wake of the hurricanes that they did not expect to experience significant losses to the reinsurance contracts in the upper layers of their reinsurance programs, reassessed their losses and submitted notices of claim for the contracts that they had previously indicated would not be impacted by the catastrophes.

In addition, in reviewing underwriting information provided by clients during December 2005 as part of the January 1, 2006 renewal process, we found that certain clients were anticipating higher losses from Hurricanes Katrina and Rita than had been reported through the formal claims channels.

As of March 31, 2006, we have paid less than 30% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma. Accordingly, our estimate of the ultimate liability arising from these catastrophes is based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006. Although these events are still too immature to rely solely on historical reporting patterns to project ultimate net loss, our estimates fall within a reasonable actuarial range produced by these methods.

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

Back to Contents

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

Back to Contents

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

During the first quarter of 2006, we experienced net favorable development of $2.6 million for prior-year losses and loss expenses, consisting of $4.5 million of favorable loss development on our catastrophe and risk excess segment offset (primarily non-significant catastrophe losses and loss expenses) by $1.9 million of adverse development on our exited lines segment. The $4.5 million of favorable catastrophe and risk excess development was primarily related to favorable reported loss activity. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

During the first quarter of 2005, we experienced net adverse development of $1.8 million for prior-year losses and loss expenses, consisting of $2.2 million of adverse development on our catastrophe and risk excess segment and $0.4 million favorable development on our exited lines segment. The $2.2 million of prior-year catastrophe and risk excess losses was driven by greater than expected claims from the 2004 hurricanes, offset by less than expected claims on the Asian Tsunami and favorable development on other property losses.

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

Back to Contents

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

Loss and loss expense liabilities as estimated by PXRE’s actuaries and recorded by management in the statement of financial position as of March 31, 2006 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$921,918	$854,365
Exited Lines	88,120	87,005

Total	$1,010,038	$941,370

On an overall basis, the low and high ends of a range of reasonable net loss reserves are $97.8 million below and $159.2 million above the $941.4 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$758,310	$854,365	$1,011,886
Exited Lines	78,429	87,005	96,208

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

The estimated premium receivable included in premiums receivable, is $160.8 million, including reinstatement premiums of $130.2 million.

We record an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets.

Back to Contents

The premiums on reinsurance business ceded are recorded as incurred evenly over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under GAAP, we are not permitted to establish reserves for these potential additional premiums until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums. As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums. Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business. No assurance can be given however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums. For example, in the case of the September 11, 2001 terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of net additional premiums and reinstatement premiums. In the case of Hurricanes Katrina, Rita and Wilma our net premiums earned were increased by $43.9 million in 2005 as a result of net additional premiums and reinstatement premiums.

Valuation of Deferred Tax Asset

Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities. At March 31, 2006, PXRE had a deferred tax asset net of deferred income tax liability of $52.0 million, offset by a valuation allowance of $52.0 million. Management reviewed the net deferred tax asset as of March 31, 2006, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that the full valuation allowance established at December 31, 2005 continues to be required for the entire deferred tax asset as of March 31, 2006.

In the remainder of 2006 and subsequent periods, PXRE’s management will evaluate this valuation allowance on an ongoing basis and will make any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

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

(ii)

as a result of the recent decline in our ratings and decline in capital, more than 75% of our clients as of January 1, 2006, measured by premium volume, may have the right to cancel their reinsurance contracts, which could result in a substantial loss in premium volume in 2006 and subsequent periods;

(iii)	the downgrade in, and withdrawal of, the ratings of our reinsurance subsidiaries by rating agencies will materially and negatively impact our business and results of operations;

(iv)

the decline in, and withdrawal of, our ratings and reduction in our surplus will allow clients to terminate their contracts with us and, with respect to ceded reinsurance, may require us to transfer premiums retained by us into a beneficiary trust;

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

(vii)

if the Board of Directors elects to pursue a strategic alternative that does not involve the continuation of meaningful property catastrophe reinsurance business, there is a risk that the Company could incur material charges or termination fees in connection with our collateralized catastrophe facilities and certain multiyear ceded reinsurance agreements;

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

(x)	The Company faces significant litigation related to alleged securities law violations;

Back to Contents

(xi)	recent adverse events have affected the market price of our common shares, which may lead to further securities litigation, administrative proceedings or both being brought against us;

(xii)	reserving for losses includes significant estimates which are also subject to inherent uncertainties;

(xiii)	because of exposure to catastrophes, our financial results may vary significantly from period to period;

(xiv)	we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;

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

Back to Contents

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

We have reviewed our exposure to market risks at March 31, 2006 and the changes in exposure since December 31, 2005. The principal market risks which we are exposed to continue to be interest rate risk and credit risk.

The composition of our fixed maturity portfolio changed during the first quarter of 2006 as a result of the $490.5 million of fixed income securities that were sold and reinvested in commercial paper and other short-term investments. Therefore there were no increases in our exposure to market risks during the first quarter of 2006.

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

PXRE Group Ltd. (“PXRE”) has become aware that, on May 3, 2006 and May 5, 2006, two class action lawsuits were filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Although PXRE has not been served a copy of the complaints, based on a press release and a copy of the complaints posted on a third-party website, the Company understands that the complaints allege that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The complaint alleges, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) that PXRE concealed from investors the full impact on its business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) that PXRE’s cost of the 2005 Hurricanes had doubled to an estimated $758 million to $788 million; (3) that the magnitude of the loss would cause PXRE to lose its financial-strength and credit ratings from A.M. Best; (4) that PXRE concealed the losses in order to complete a $114 million secondary offering and raise more than $350 million from an offering of perpetual preferred shares; and (5) that as a consequence of the foregoing, PXRE’s statements with respect to its loss estimates for the 2005 Hurricane season lacked in all reasonable basis. The actions seek an unspecified amount of damages, as well as other forms of relief.

We are subject to litigation and arbitration in the ordinary course of business. Management does not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on our financial condition or business. Pursuant to our insurance and reinsurance arrangements, disputes are generally required to be finally settled by binding arbitration.

Back to Contents

Item 1A.	Risk Factors.

There has been no material change in the risk factors previously disclosed under Item 1A of the Company’s 2005 10K for the fiscal year ended December 31, 2005, except for the addition of the following risk factor:

The Company faces significant litigation related to alleged securities law violations.

We have recently experienced material adverse events, including the downgrading of our ratings in February 2006, and the market price of our common shares has declined materially and may continue to do so, regardless of our financial condition or our ability to meet our contractual and financial obligations. Due to the decline in the market price of our common shares, there is a continued risk that individual lawsuits and securities class action litigation may be brought against us or that regulators may institute administrative proceedings against us, or both. As of May 5, 2006, at least two class action lawsuits have been filed against PXRE Group Ltd. and certain of our officers on behalf of a putative class consisting of investors who purchased our publicly traded securities between July 28, 2005 and February 16, 2006. The complaints allege, among other things, that we made false and misleading statements regarding loss estimates in violation of the federal securities laws (collectively, the “Securities Litigation”). We anticipate that additional lawsuits relating to the recent decline in our share price may be filed against us and/or certain of our current and former officers and directors in the future. It is also possible that administrative proceedings or regulatory proceedings could be commenced against us in the future (“Future Proceedings”).

The Securities Litigation and any Future Proceedings could be expensive and could divert management’s attention and other resources away from other matters. Any such diversion of management’s attention or other resources could negatively and materially impact our business. We cannot predict the timing of any trials with respect to the Securities Litigation or Future Proceedings. We are not currently able to estimate legal defense costs or the amount of any damages that we may be required to pay in connection with the Securities Litigation or Future Proceedings. The Securities Litigation, which could continue for a significant period, is currently at a very early stage and we have very little information as to the course it will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, we are unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Securities Litigation or Future Proceedings.

We have not established any reserves for any potential liability relating to the Securities Litigation. We have insurance coverage with respect to claims such as the Securities Litigation, but it is not currently possible to determine whether such insurance coverage will be adequate to cover our defensive costs and any losses.

Back to Contents

The existence of the Securities Litigation or the perceived probability of Future Proceedings could have a material adverse effect on the market price of our common shares and other securities.

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

10.1

Restricted Share Award, dated March 16, 2006 to Jeffrey L. Radke, President & Chief Executive Officer of PXRE Group Ltd under the Company’s 2002 Officer Incentive Plan. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated March 20, 2006).

10.2

Employment Agreement, dated April 4, 2006, by and between PXRE Reinsurance Company and Bruce J. Byrnes General Counsel & Secretary of PXRE Reinsurance Company. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated April 5, 2006).

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

PXRE GROUP LTD.

May 10, 2006	By:	/s/ Robert P. Myron

Robert P. Myron Executive Vice President Chief Financial Officer and Treasurer