Form 10-Q
period 2006-06-30
PXRE GROUP LTD
filed 2006-08-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, 72,414,933 common shares and convertible common shares, $1.00 par value per share, of the Registrant were outstanding.

PXRE GROUP LTD.

Back to Index

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		June 30, 2006	December 31, 2005

		(Unaudited)
Assets	Investments:
	Fixed maturities, at fair value:
	Available-for-sale (amortized cost $667,891 and $1,212,299, respectively)	$658,712	$1,208,248
	Trading (cost $35,359 and $28,225, respectively)	37,176	25,796
	Short–term investments, at fair value	603,410	261,076
	Hedge funds, at fair value (cost $35,451 and $132,690, respectively)	40,260	148,230
	Other invested assets, at fair value (cost $2,071 and $2,806, respectively)	2,651	3,142

	Total investments	1,342,209	1,646,492
	Cash	18,351	14,504
	Accrued investment income	5,380	10,809
	Premiums receivable, net	124,017	217,446
	Other receivables	8,268	17,000
	Reinsurance recoverable on paid losses	7,813	4,223
	Reinsurance recoverable on unpaid losses	44,941	107,655
	Ceded unearned premiums	13,877	1,379
	Deferred acquisition costs	381	5,487
	Income tax recoverable	6,204	6,295
	Other assets	58,452	84,757

	Total assets	$1,629,893	$2,116,047

Liabilities	Losses and loss expenses	$841,908	$1,320,126
	Unearned premiums	3,602	32,512
	Subordinated debt	167,085	167,081
	Reinsurance balances payable	22,328	30,244
	Deposit liabilities	56,458	68,270
	Other liabilities	33,974	32,496

	Total liabilities	1,125,355	1,650,729

Shareholders’ Equity	Serial convertible preferred shares, $1.00 par value, $10,000 stated value — 30 million shares authorized, 0.01 million and 0.01 million shares issued and outstanding, respectively	58,132	58,132
	Common shares, $1.00 par value — 350 million shares authorized, 72.4 million and 72.3 million shares issued and outstanding, respectively	72,408	72,281
	Additional paid-in capital	874,648	875,224
	Accumulated other comprehensive loss	(9,027)	(5,468)
	Accumulated deficit	(486,135)	(527,349)
	Restricted shares at cost (0.4 million and 0.5 million shares, respectively)	(5,488)	(7,502)

	Total shareholders’ equity	504,538	465,318

	Total liabilities and shareholders’ equity	$1,629,893	$2,116,047

	The accompanying notes are an integral part of these statements.

Back to Index

PXRE	Consolidated Statements of Income and Comprehensive Income
Group Ltd.	(Dollars in thousands, except per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,

		2006	2005	2006	2005

		(Unaudited)		(Unaudited)
Revenues	Net premiums earned	$15,309	$83,420	$92,396	$162,854
	Net investment income	13,249	6,681	31,161	17,123
	Net realized investment losses	(3,379)	(225)	(8,038)	(332)
	Fee income	27	206	218	417

		25,206	90,082	115,737	180,062

Losses and Expenses	Losses and loss expenses incurred	850	25,125	18,650	69,563
	Commission and brokerage	4,630	9,789	16,525	19,067
	Other reinsurance related expense	2,255	—	5,976	—
	Operating expenses	11,392	10,471	22,357	19,848
	Foreign exchange losses (gains)	338	(1,414)	1,265	(816)
	Interest expense	3,601	3,612	7,212	7,222

		23,066	47,583	71,985	114,884

	Income before income taxes and convertible preferred share dividends	2,140	42,499	43,752	65,178
	Income tax benefit	—	(1,008)	—	(1,072)

	Net income before convertible preferred share dividends	$2,140	$43,507	$43,752	$66,250

	Convertible preferred share dividends	1,375	1,268	2,538	4,637

	Net income to common shareholders	$765	$42,239	$41,214	$61,613

Comprehensive Income, Net of Tax	Net income before convertible preferred share dividends	$2,140	$43,507	$43,752	$66,250
	Net change in unrealized (depreciation) appreciation on investments	(4,087)	5,783	(11,715)	(1,564)
	Reclassification adjustments for losses included in net income	3,374	161	8,033	217
	Minimum additional pension liability	—	—	123	—

	Comprehensive income	$1,427	$49,451	$40,193	$64,903

Per Share	Basic:
	Income before convertible preferred share dividends	$0.03	$1.54	$0.61	$2.73
	Convertible preferred share dividends	(0.02)	(0.04)	(0.04)	(0.19)

	Net income to common shareholders	$0.01	$1.50	$0.57	$2.54

	Average shares outstanding (000’s)	71,986	28,179	71,927	24,236

	Diluted:
	Net income	$0.03	$1.30	$0.57	$2.00

	Average shares outstanding (000’s)	77,090	33,359	77,025	33,186

	The accompanying notes are an integral part of these statements.

Back to Index

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,

		2006	2005	2006	2005

		(Unaudited)		(Unaudited)
Convertible Preferred Shares	Balance at beginning of period	$58,132	$63,371	$58,132	$163,871
	Conversion of convertible preferred shares	—	—	—	(103,869)
	Dividends to convertible preferred shareholders	—	—	—	3,369

	Balance at end of period	$58,132	$63,371	$58,132	$63,371

Common Shares	Balance at beginning of period	$72,410	$28,646	$72,281	$20,469
	(Cancellation) issuance of common shares, net	(2)	167	127	8,344

	Balance at end of period	$72,408	$28,813	$72,408	$28,813

Additional	Balance at beginning of period	$875,228	$433,811	$875,224	$329,730
Paid-in Capital	(Cancellation) issuance of common shares, net	(580)	3,137	(576)	106,850
	Tax effect of stock options exercised	—	250	—	618

	Balance at end of period	$874,648	$437,198	$874,648	$437,198

Accumulated Other Comprehensive Income	Balance at beginning of period	$(8,314)	$(12,146)	$(5,468)	$(4,855)
	Change in unrealized (losses) gains on investments	(713)	5,944	(3,682)	(1,347)
	Change in minimum additional pension liability	—	—	123	—

	Balance at end of period	$(9,027)	$(6,202)	$(9,027)	$(6,202)

(Accumulated Deficit)/ Retained Earnings	Balance at beginning of period	$(486,900)	$212,221	$(527,349)	$194,081
	Net income before convertible preferred share dividends	2,140	43,507	43,752	66,250
	Dividends to convertible preferred shareholders	(1,375)	(1,268)	(2,538)	(4,637)
	Dividends to common shareholders	—	(3,446)	—	(4,680)

	Balance at end of period	$(486,135)	$251,014	$(486,135)	$251,014

Restricted Shares	Balance at beginning of period	$(6,846)	$(11,304)	$(7,502)	$(6,741)
	Cancellation (issuance) of restricted shares, net	743	(617)	603	(6,069)
	Amortization of restricted shares	615	1,194	1,411	2,083

	Balance at end of period	$(5,488)	$(10,727)	$(5,488)	$(10,727)

Total	Balance at beginning of period	$503,710	$714,599	$465,318	$696,555
Shareholders’	Conversion of convertible preferred shares	—	—	—	(103,869)
Equity	(Cancellation) issuance of common shares, net	(582)	3,304	(449)	115,194
	Restricted shares, net	1,358	577	2,014	(3,986)
	Unrealized (depreciation) appreciation on investments	(713)	5,944	(3,682)	(1,347)
	Minimum additional pension liability	—	—	123	—
	Net income before convertible preferred share dividends	2,140	43,507	43,752	66,250
	Dividends to convertible preferred shareholders	(1,375)	(1,268)	(2,538)	(1,268)
	Dividends to common shareholders	—	(3,446)	—	(4,680)
	Tax effect of stock options exercised	—	250	—	618

	Balance at end of period	$504,538	$763,467	$504,538	$763,467

	The accompanying notes are an integral part of these statements.

Back to Index

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,

		2006	2005	2006	2005

		(Unaudited)		(Unaudited)
Cash Flows from Operating Activities	Premiums collected, net of reinsurance	$(6,157)	$71,568	$136,501	$181,459
	Loss and loss adjustment expenses paid, net of reinsurance	(139,269)	(58,164)	(402,590)	(104,500)
	Commission and brokerage received (paid), net of fee income	4,179	4,241	(4,816)	(14,463)
	Operating expenses paid	(14,560)	(6,593)	(27,701)	(17,538)
	Net investment income received	9,472	9,929	27,400	17,232
	Interest paid	(1,360)	(1,371)	(7,154)	(7,165)
	Income taxes (paid) recovered	(123)	11,283	91	18,469
	Trading portfolio purchased	(52,175)	(13)	(101,714)	(14,409)
	Trading portfolio disposed	52,445	—	92,566	—
	Deposit (paid) received	(8,275)	3,983	(11,812)	931
	Other	(726)	(927)	(3,607)	(984)

	Net cash (used) provided by operating activities	(156,549)	33,936	(302,836)	59,032

Cash Flows	Fixed maturities available for sale purchased	(47)	(107,034)	(67,038)	(295,024)
from Investing	Fixed maturities available for sale disposed or matured	34,304	59,108	603,837	115,654
Activities	Hedge funds purchased	—	(9,536)	(4,000)	(114,888)
	Hedge funds disposed	104,248	9,698	117,364	108,503
	Other invested assets purchased	(35)	—	(35)	—
	Other invested assets disposed	598	25	1,171	1,392
	Net change in short-term investments	19,704	15,061	(342,334)	125,542
	Receivable for securities	—	11,516	—	(344)
	Payable for securities	100	(20,389)	100	1,527

	Net cash provided (used) by investing activities	158,872	(41,551)	309,065	(57,638)

Cash Flows	Proceeds from issuance of common shares	162	2,693	419	5,822
from Financing	Cash dividends paid to common shareholders	—	(3,446)	—	(4,680)
Activities	Cash dividends paid to preferred shareholders	(1,375)	(1,268)	(2,538)	(1,268)
	Cost of shares repurchased	—	(6)	(263)	(567)

	Net cash used by financing activities	(1,213)	(2,027)	(2,382)	(693)

	Net change in cash	1,110	(9,642)	3,847	701
	Cash, beginning of period	17,241	26,011	14,504	15,668

	Cash, end of period	$18,351	$16,369	$18,351	$16,369

	Reconciliation of net income to net cash (used) provided by operating activities:
	Net income before convertible preferred share dividends	$2,140	$43,507	$43,752	$66,250
	Adjustments to reconcile net income to net cash (used) provided by operating activities:
	Losses and loss expenses	(168,131)	(41,809)	(478,217)	(41,328)
	Unearned premiums	(43,215)	(19,967)	(41,408)	14,205
	Deferred acquisition costs	9,825	1,567	5,106	(3,485)
	Receivables	24,902	20,922	102,161	8,286
	Reinsurance balances payable	(2,365)	(1,755)	(7,916)	2,210
	Reinsurance recoverable	29,711	8,770	59,125	6,391
	Income taxes	(123)	10,549	91	17,670
	Equity in earnings of limited partnerships	(167)	(135)	(6,039)	(4,538)
	Trading portfolio purchased	(52,175)	(13)	(101,714)	(14,409)
	Trading portfolio disposed	52,445	—	92,566	—
	Deposit liability	(8,275)	3,983	(11,812)	931
	Receivable on commutation	—	—	35,154	—
	Other	(1,121)	8,317	6,315	6,849

	Net cash (used) provided by operating activities	$(156,549)	$33,936	$(302,836)	$59,032

	The accompanying notes are an integral part of these statements.

Back to Index

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

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The interim consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”) and Mid-Atlantic Risk Systems Ltd. (“MARS”). All intercompany transactions have been eliminated in preparing these interim consolidated financial statements.

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

Share-Based Compensation

At January 1, 2006, PXRE adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income prior to the six month period ended June 30, 2006. PXRE’s adoption of SFAS 123R did not have a material effect on net income.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effects on PXRE’s net income and income per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s, except per share data)	2006	2005	2006	2005

Net income to common shareholders:
As reported
Income before share-based compensation expense and convertible preferred share dividends	$2,281	$43,507	$44,046	$66,250
Total share-based compensation expense determined under fair value based method, net of related tax effects	(141)	—	(294)	—

	2,140	43,507	43,752	66,250
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(357)	—	(614)

Actual (Pro-forma for 2005) net income before convertible preferred share dividends	$2,140	$43,150	$43,752	$65,636

Convertible preferred share dividends	1,375	1,268	2,538	4,637

Actual (Pro-forma for 2005) net income to common shareholders	$765	$41,882	$41,214	$60,999

Basic income per share:
As reported	$0.01	$1.50	$0.57	$2.54
Actual (Pro-forma for 2005)	$0.01	$1.49	$0.57	$2.52
Diluted income per share:
As reported	$0.03	$1.30	$0.57	$2.00
Actual (Pro-forma for 2005)	$0.03	$1.29	$0.57	$1.98

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

3. Underwriting

Premiums written and earned for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)

($000’s)	2006	2005		2006	2005

Premiums written
Gross premiums written	$(22,098)	$66,863		$99,287	$191,563
Ceded premiums written	(5,808)	(3,409)		(48,300)	(14,503)

Net premiums written	$(27,906)	$63,454	(144)	$50,987	$177,060	(71)

Premiums earned
Gross premiums earned	$32,554	$90,431		$128,198	$177,585
Ceded premiums earned	(17,245)	(7,011)		(35,802)	(14,731)

Net premiums earned	$15,309	$83,420	(82)	$92,396	$162,854	(43)

The decrease in both gross premiums written and gross premiums earned during the three and six months ended June 30, 2006 as compared to the prior year comparable periods was largely due to the high level of return premiums attributable to the cancellation or non-renewal of the majority of our reinsurance portfolio following our ratings downgrades in February 2006.

PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. PXRE also purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE sponsored two catastrophe bond transactions that supported two collateralized facilities which provide the Company with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. One of those two collateralized facilities was determined to be a derivative and is therefore recorded at fair value on PXRE’s June 30, 2006 Consolidated Balance Sheet with the changes in fair value reported in other reinsurance related expense on PXRE’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2006.

The increase in both ceded premiums written and ceded premiums earned during the three and six months ended June 30, 2006 as compared to the prior year comparable periods was due to an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, primarily including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

Back to Index

PXRE GROUP Ltd. Notes to Consolidated Financial Statements (Unaudited)

4. Investments

The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of June 30, 2006:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$1,945	$(74)	$45,978	$(1,824)
United States government sponsored agency debentures	28,698	(578)	29,711	(1,130)
United States government sponsored agency mortgage-backed securities	—	—	16,930	(900)
Other mortgage and asset-backed securities	28,161	(803)	36,212	(1,778)
Obligations of states and political subdivisions	542	(21)	959	(18)
Corporate securities	26,412	(1,261)	31,698	(1,666)

Total temporarily impaired securities	$85,758	$(2,737)	$161,488	$(7,316)

During the three months ended June 30, 2006, PXRE recorded $3.3 million in other than temporary impairment charges. During the six months ended June 30, 2006, PXRE recorded $7.1 million in other than temporary impairment charges. The other than temporary impairment charges recorded in the three and six months ended June 30, 2006 relate to investments that the Company may not have the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred during the quarter ended March 31, 2006.

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

During the year ended December 31, 2005, PXRE recorded $11.8 million in other than temporary impairment charges. The other than temporary impairment charges recorded in 2005 related to investments that the Company may not have the ability to hold to maturity or recovery subsequent to December 31, 2005 to pay claims and meet the Company’s short term obligations as a result of the ratings downgrades of PXRE that occurred subsequent to year end.

Back to Index

PXRE GROUP Ltd. Notes to Consolidated Financial Statements (Unaudited)

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

PXRE records this contract at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance related expense” in the Consolidated Statements of Income and Comprehensive Income. As there is no quoted market value available for this derivative, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract.

The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

Back to Index

PXRE GROUP Ltd. Notes to Consolidated Financial Statements (Unaudited)

6. Earnings Per Share

A reconciliation of income before convertible preferred share dividends to income, and shares, which affect basic and diluted earnings per share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s, except per share data)	2006	2005	2006	2005

Net income available to common shareholders:
Net income before convertible preferred share dividends	$2,140	$43,507	$43,752	$66,250
Convertible preferred share dividends	(1,375)	(1,268)	(2,538)	(4,637)

Net income to common shareholders	$765	$42,239	$41,214	$61,613

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	71,986	28,179	71,927	24,236
Equivalent shares of underlying options	—	263	3	319
Equivalent number of restricted shares	—	141	—	110
Equivalent number of convertible preferred shares	5,104	4,776	5,095	8,521

Weighted average common equivalent shares (diluted)	77,090	33,359	77,025	33,186

Per share amounts:
Basic:
Income before convertible preferred share dividends	$0.03	$1.54	$0.61	$2.73
Convertible preferred share dividends	(0.02)	(0.04)	(0.04)	(0.19)

Net income to common shareholders	$0.01	$1.50	$0.57	$2.54

Diluted:
Net income	$0.03	$1.30	$0.57	$2.00

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

Back to Index

PXRE GROUP Ltd. Notes to Consolidated Financial Statements (Unaudited)

8. Shareholders’ Equity

As of June 30, 2006, the Company had the following equity securities outstanding: (i) 63.5 million common shares, (ii) 8.9 million convertible voting common shares, and (iii) 5,813 convertible voting preferred shares.

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

Pursuant to a Share Purchase Agreement dated as of September 29, 2005, PXRE agreed to issue and sell 375,000 Series D Perpetual Non-Voting Preferred Shares (the “Series D Preferred Shares”) in a private placement exempt from registration under the Securities Act of 1933. The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange. The private placement closed on October 7, 2005. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents’ discounts and commissions and offering expenses were $359.3 million. The Series D Preferred Shares were mandatorily exchanged into 32.3 million common shares and 1.8 million convertible voting common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300 million common shares.

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

The convertible preferred shares accrue cumulative dividends per share at the rate per annum of 8% of the sum of the stated value of each share plus any accrued and unpaid dividend thereon payable on a quarterly basis. Commencing in the second quarter of 2005, the dividends paid on such convertible voting preferred shares are paid in cash, rather than in additional convertible voting preferred shares. No dividends were paid in the first quarter of 2006, and therefore overdue dividends were accrued at 10% per annum from April 1, 2006 until paid on May 30, 2006.

Back to Index

PXRE GROUP Ltd. Notes to Consolidated Financial Statements (Unaudited)

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

In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At June 30, 2006, PXRE has incurred $38.7 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of June 30, 2006, the adjusted conversion price was $11.36.

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

Back to Index

PXRE GROUP Ltd. Notes to Consolidated Financial Statements (Unaudited)

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

In the six months ended June 30, 2006 and 2005, $0.5 million and $4.8 million, respectively, was incurred as expense under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest at the end of 3 years or at each annual anniversary date over 4 years. The restricted shares are expensed pro-rata from the grant date to the final anniversary date of the grant. No income tax benefit was recognized for share-based compensation arrangements in the six months ended June 30, 2006 and 2005, respectively.

Information regarding the employee option plans described above is as follows:

	Number of Shares	Range – Option Price per Share

Outstanding at December 31, 2005	1,195,205
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited or expired	(102,282)	$17.45 - $32.94

Outstanding at June 30, 2006	1,092,923	$12.50 - $32.94

Exercisable at June 30, 2006	971,633	$12.50 - $32.94

PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2003, 5,000 options and 2,500 restricted shares per director from 2004 to 2005 and 3,574 options and 2,500 restricted shares in 2006. Restricted shares vest at each annual anniversary date over 3 years. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. Under this plan, as of June 30, 2006, options for 500,000 shares were authorized, 273,833 were outstanding and 197,967 were exercisable, at exercise prices between $14.79 and $31.11.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. Under this plan, at June 30, 2006, options for 250,000 shares were authorized and 94,894 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.

As of June 30, 2006, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 2,568,406 shares. Total shares of 1,264,494 relate to share options which are vested and exercisable at June 30, 2006 at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

At January 1, 2006, PXRE adopted FASB SFAS 123R issued in December 2004 using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income prior to the six month period ended June 30, 2006. PXRE’s adoption of SFAS 123R did not have a material effect on net income.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effects on PXRE’s net income and income per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s, except per share data)	2006	2005	2006	2005

Net income to common shareholders:
As reported
Income before share-based compensation expense and convertible preferred share dividends	$2,281	$43,507	$44,046	$66,250
Total share-based compensation expense determined under fair value based method, net of related tax effects	(141)	—	(294)	—

	2,140	43,507	43,752	66,250
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(357)	—	(614)

Actual (Pro-forma for 2005) net income before convertible preferred share dividends	$2,140	$43,150	$43,752	$65,636

Convertible preferred share dividends	1,375	1,268	2,538	4,637

Actual (Pro-forma for 2005) net income to common shareholders	$765	$41,882	$41,214	$60,999

Basic income per share:
As reported	$0.01	$1.50	$0.57	$2.54
Actual (Pro-forma for 2005)	$0.01	$1.49	$0.57	$2.52
Diluted income per share:
As reported	$0.03	$1.30	$0.57	$2.00
Actual (Pro-forma for 2005)	$0.03	$1.29	$0.57	$1.98

The fair value of each option granted in the six months ended June 30, 2006 and June 30, 2005, respectively was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk-free rate	4.77%	3.92%
Dividend yield	0.00%	2.02%
Volatility factor	65.75%	36.92%
Expected life (in years)	5	5

Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

A summary of the status of the employee and director share option plans at June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	1,522,778	$20.43
Options granted	44,154	$6.27
Options exercised	—	—
Options forfeited or expired	(105,282)	$25.93

Options outstanding at June 30, 2006	1,461,650	$19.61	5.61

Options exercisable at June 30, 2006	1,264,494	$19.69	5.29

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 were $1.36 and $9.02, respectively.

A summary of the status of non-vested restricted shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at January 1, 2006	460,868	$25.21
Granted	169,751	$3.39
Vested	(154,947)	$24.94
Forfeited	(49,971)	$23.61

Non-vested at June 30, 2006	425,701	$16.81

As of June 30, 2006, there was $0.8 million of total unrecognized compensation cost related to non-vested option share-based compensation arrangements and $5.5 million of non-vested restricted share-based compensation arrangements granted under the Plans. Those costs are expected to be recognized over a weighted-average period of 1.1 and 1.6 years, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2006 and 2005, was $3.9 million and $3.0 million, respectively.

PXRE also had adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member prior to 2003 at the times specified in the plan. This plan was terminated effective January 1, 2003. At June 30, 2006, the 12,000 shares granted to eligible non-employee Board members will be issued to Board members at their termination.

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

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

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

Net Premiums Written

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s)	2006	2005	2006	2005

Catastrophe and Risk Excess
International	$(8,197)	$44,633	$71,359	$133,946
North American	(12,914)	21,326	30,270	55,500
Excess of Loss Cessions	(6,661)	(2,548)	(50,595)	(11,725)

	(27,772)	63,411	51,034	177,721

Exited Lines
International	(141)	46	(126)	68
North American	7	(3)	79	(729)

	(134)	43	(47)	(661)

Total	$(27,906)	$63,454	$50,987	$177,060

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s)	2006	2005	2006	2005

Catastrophe and Risk Excess
International	$20,097	$63,721	$86,872	$128,649
North American	12,912	25,310	43,501	46,962
Excess of Loss Cessions	(17,567)	(5,660)	(37,935)	(12,099)

	15,442	83,371	92,438	163,512

Exited Lines
International	(141)	47	(126)	71
North American	8	2	84	(729)

	(133)	49	(42)	(658)

Total	$15,309	$83,420	$92,396	$162,854

Underwriting income (loss) includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense.

Underwriting Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s)	2006	2005	2006	2005

Catastrophe and Risk Excess
International	$41,770	$38,302	$99,327	$49,244
North American	(16,154)	18,002	(5,267)	34,680
Excess of Loss Cessions	(16,164)	(6,218)	(35,233)	(7,719)

	9,452	50,086	58,827	76,205

Exited Lines
International	(40)	(222)	167	1,888
North American	444	(1,152)	(1,555)	(3,452)

	404	(1,374)	(1,388)	(1,564)

Total	$9,856	$48,712	$57,439	$74,641

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

The following table reconciles underwriting income for the operating segments to income before income taxes and convertible preferred share dividends as reported in the Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s)	2006	2005	2006	2005

Underwriting income	$9,856	$48,712	$57,439	$74,641
Net investment income	13,249	6,681	31,161	17,123
Net realized investment losses	(3,379)	(225)	(8,038)	(332)
Other reinsurance related expense	(2,255)	—	(5,976)	—
Operating expenses	(11,392)	(10,471)	(22,357)	(19,848)
Foreign exchange (losses) gains	(338)	1,414	(1,265)	816
Interest expense	(3,601)	(3,612)	(7,212)	(7,222)

Income before income taxes and convertible preferred share dividends	$2,140	$42,499	$43,752	$65,178

11. Employee Benefits

The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.

The components of net pension expense for these company-sponsored plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

($000’s)	2006	2005	2006	2005

Components of net periodic cost:
Interest cost	$89	$78	$178	$157
Expected return on assets	(83)	(70)	(166)	(141)
Recognized net actuarial costs	25	34	50	69

Net periodic benefit cost	$31	$42	$62	$85

During the six months ended June 30, 2006, the Company made no contributions to its pension plans and currently expects no significant contributions during 2006.

The assumptions used to determine the net periodic benefit cost as outlined above are described in Note 11 to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

12. Contingencies

Several class action lawsuits have been filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Each of the class action complaints asserts nearly identical claims and alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 193 4 Act. The class action complaints allege, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) the full impact on PXRE’s business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) the doubling of PXRE’s cost of the 2005 Hurricanes to an estimated $758 million to $788 million; and (3) the magnitude of the loss to PXRE and PXRE’s potential loss of its financial-strength and credit ratings from A.M. Best. Further, the complaints allege, based on the foregoing asserted facts, that PXRE’s statements with respect to its loss estimates for the 2005 hurricane season lacked any reasonable basis. The class actions seek an unspecified amount of damages, as well as other forms of relief. A motion to consolidate all of the class actions into a single proceeding is currently pending before the court.

PXRE has not established any reserves for any potential liability relating to the class action lawsuits. The Company has insurance coverage with respect to claims such as the class action lawsuits, but it is not currently possible to determine whether such insurance coverage will be adequate to cover the Company’s defensive costs and any losses. Unfavorable outcomes in the class action lawsuits, resulting in the payment of substantial damages or fines or criminal penalties, could have a material adverse effect on the Company’s business, cash flows, results of operations, financial position and prospects.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Unless the context otherwise requires, references in this Form 10-Q to “PXRE,” “we,” “us” and “our” include PXRE Group Ltd., a Bermuda holding company (the “Company”) and its subsidiaries, which principally include PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”) and Mid-Atlantic Risk Systems Ltd. (“MARS”). References to GAAP refer to accounting principles generally accepted in the United States (“GAAP”). References to SAP refer to statutory accounting principles (“SAP”) in either Bermuda, where PXRE Bermuda is domiciled, or the State of Connecticut, where PXRE Reinsurance is domiciled, as applicable.

The following is a discussion and analysis of PXRE’s results of operations for the three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005, and also a discussion of our financial condition as of June 30, 2006. This discussion and analysis should be read in conjunction with the attached unaudited consolidated interim financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview

PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business is catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums earned for the three month period ended June 30, 2006. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe proportional, property catastrophe retrocessional, property risk excess and marine excess and aerospace excess reinsurance products.

We generated net income before convertible preferred share dividends of $2.1 million for the quarter ended June 30, 2006 compared to $43.5 million for the comparable period of 2005. This decrease is primarily attributable to the cancellation or non-renewal of the majority of our reinsurance portfolio following downgrades of our credit ratings in February 2006 as measured against our January 1, 2006 in-force portfolio, offset by the absence of any significant loss events in the quarter as well as the lack of adverse development on our reserves for prior years, including those for the 2005 Hurricanes.

Back to Index

Overview Recent Events

On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. We also first announced our intention to explore strategic alternatives due to concerns about potential negative impact on our credit ratings. Following these announcements, in February 2006 our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was generally unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability because they have impaired our ability to retain and renew our existing reinsurance business. In light of the negative consequences of the rating downgrades, our Board of Directors decided to explore strategic alternatives for PXRE and retained Lazard Frères & Co. LLC (“Lazard”) as a financial advisor to assist in this process.

Status of Reinsurance Business

As of January 1, 2006, more than 75% of our business (by premium volume) was subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital. As of August 1, 2006, approximately 82% of our in-force business as of January 1, 2006 has either been cancelled or non-renewed and it is anticipated that this percentage will increase. In order to manage our peak zone catastrophe exposures, the Company has also selectively allowed extra-contractual cancellations on certain contracts that do not contain cancellation provisions triggered by rating downgrades.

In the wake of the downgrades, we did not renew any of the reinsurance contracts that expired on June 30, 2006, nor did we write any new reinsurance contracts during the July 1, 2006 renewal season. The next major renewal date in the property catastrophe reinsurance market is January 1, 2007. Unless we are able to implement a strategic alternative that would allow us to provide clients with an acceptably rated counterparty, we do not anticipate being able to renew any of our remaining reinsurance contracts or being able to underwrite any material amount of new reinsurance business.

The Company had $15.3 million in net premiums earned during the quarter ended June 30, 2006, as compared to $83.4 million in the comparable prior year period. The Company had $92.4 million in net premiums earned during the six months ended June 30, 2006, as compared to $162.9 million in the comparable prior year period. Given the rate of cancellations and our impaired ability to renew our existing reinsurance contracts and underwrite new reinsurance contracts, we expect significant decreases in net premiums earned in future quarters as compared to prior quarters in 2006 as well as to the same quarters in the prior year and the result of such decreases could cause, in future quarters, either a decrease in net income before convertible preferred share dividends as compared to the amount reported for the three months ended June 30, 2006, or a net loss before convertible preferred dividends.

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

Back to Index

The implementation of any of the alternatives being considered by the Board of Directors could involve substantial uncertainties and risks, including, among other things, the risk of failure in the implementation of a strategic transaction or alternate business strategy and significant restructuring costs.

Lazard’s engagement letter with the Company expires in August 2006. Effective August 8, 2006, the Board is engaging Keefe, Bruyette & Woods, Inc. to provide investment banking advice as the strategic process continues.

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

Back to Index

Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to these recent ratings downgrades and withdrawal of the operational ratings of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and we have been unable to retain our reinsurance portfolio and renew many of our existing reinsurance agreements. This has resulted in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

Comparison of Second Quarter Results for 2006 with 2005

For the quarter ended June 30, 2006, net income before convertible preferred share dividends was $2.1 million compared to $43.5 million for the comparable period of 2005. The decrease in net income was driven by a $68.1 million, or 82%, decrease in net premiums earned during the period compared to the corresponding prior year period due to cancellation or non-renewal of many of our reinsurance contracts due to our ratings downgrades in February 2006, offset in part by a decrease of $24.3 million in net losses and loss expenses incurred due to the absence of any significant loss events in the quarter as well as the lack of material development on our reserves for prior years, including those for the 2005 Hurricanes.

Net income per diluted common share was $0.03 for the second quarter of 2006 compared to $1.30 for the second quarter of 2005, based on diluted average shares outstanding of approximately 77.1 million in the second quarter of 2006 and approximately 33.4 million in the second quarter of 2005.

Premiums

Gross and net premiums written for the second quarter of 2006 and 2005 were as follows:

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums written	$(22,098)	$66,863	$(88,961)	(133)
Ceded premiums written	(5,808)	(3,409)	2,399	70

Net premiums written	$(27,906)	$63,454	$(91,360)	(144)

Gross and net premiums earned for the second quarter of 2006 and 2005 were as follows:

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums earned	$32,554	$90,431	$(57,877)	(64)
Ceded premiums earned	(17,245)	(7,011)	10,234	146

Net premiums earned	$15,309	$83,420	$(68,111)	(82)

The decrease in gross premiums written during the quarter ended June 30, 2006 was due to the high level of return premium due to the cancellation or non-renewal of many of our reinsurance contracts following our ratings downgrades in February 2006. In addition, one large North American pro rata contract was terminated on a cut-off basis during the quarter, which resulted in a reduction of written premium of $18.1 million compared to the same period of 2005. The decrease in gross premiums earned during the quarter ended June 30, 2006 is primarily due to the cancellations as a result of our ratings downgrades.

Back to Index

The increase in both ceded premiums written and ceded premiums earned during the quarter ended June 30, 2006 was due to an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, primarily including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

The decrease in both net premiums written and net premiums earned during the three months ended June 30, 2006 was primarily a result of the decrease in gross premiums written and gross premiums earned of $89.0 million and $57.9 million, respectively.

A summary of our net premiums written and earned by business segment for the three months ended June 30, 2006 and 2005 is included in Note 10 to the Consolidated Financial Statements.

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

The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,

(%)	2006	2005

Loss ratio	5.6%	30.1%
Expense ratio	104.5	24.0

Combined ratio	110.1%	54.1%

Catastrophe and risk excess loss ratio	10.7%	28.5%

Losses and Loss Expenses

Losses and loss expenses incurred amounted to $0.9 million in the second quarter of 2006 compared to $25.1 million in the second quarter of 2005. Our loss ratio was 5.6% for the second quarter of 2006 as compared to 30.1% for the comparable prior year period. There were no significant property catastrophe losses incurred during the second quarter of 2006 or 2005. There was $8.4 million of net incurred losses from current-year losses and loss expenses during the second quarter of 2006 associated with non-catastrophe loss activity. Also during the second quarter of 2006, we experienced net favorable development of $7.5 million for prior-year losses and loss expenses, comprised of $6.7 million of favorable development on our catastrophe and risk excess segment and $0.8 million of favorable development on our exited lines segment. The $6.7 million of favorable catastrophe and risk excess development was primarily related to an increase in reinsurance recoveries associated with reported loss activity and industry loss data. Losses and loss expenses incurred in the second quarter of 2005 were higher due to greater than expected losses reported during the quarter with respect to the 2004 storms.

Back to Index

During the second quarter of 2006, there was no material change to our estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma. As of June 30, 2006, we have paid less than 40% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma. Accordingly, the liability for losses and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes. Our estimation of loss and loss expense liabilities involves significant uncertainties and is based on complex and subjective judgments. Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses.”

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

During the second quarter of 2006, we were able to continue to negotiate commutations of certain of our exited lines reinsurance obligations. Primarily as a result of these commutations, net reserves for exited lines loss and loss expense liabilities were reduced from $87.0 million as of March 31, 2006 to $47.4 million as of June 30, 2006.

Underwriting Expenses

The expense ratio was 104.5% for the second quarter of 2006 compared to 24.0% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 30.1% for the second quarter of 2006 compared with 11.5% for the second quarter of 2005. The increase in the commission and brokerage ratio, net of fee income, is primarily due to the decrease in net premiums earned and in particular the increase in ceded premium amounts, which decreased earned premium without decreasing brokerage expenses, thus causing our commission and brokerage ratio to increase.

The operating expense ratio was 74.4% for the three months ended June 30, 2006 compared with 12.5% for the comparable period of 2005. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned and an increase in operating expenses. Operating expenses increased $0.9 million, or 9%, to $11.4 million for the three months ended June 30, 2006 from $10.5 million in the comparable period of 2005 as a result of an increase in fees to attorneys and financial advisors, which have been incurred as a result of our ratings downgrades, the Board of Directors’ decision to explore strategic alternatives for the Company and class action securities lawsuits filed against the Company during the second quarter of 2006.

Back to Index

Other Reinsurance Related Expense

In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the quarter ended June 30, 2006, the increase of $2.3 million in other reinsurance related expense was due to the change in fair value of this derivative, principally due to the passage of one quarter of the transaction’s risk coverage for calendar year 2006.

Net Investment Income

Net investment income for the second quarter of 2006 increased $6.6 million, or 98%, to $13.2 million from $6.7 million in the second quarter of 2005 primarily as a result of a $7.0 million increase in income from our fixed maturity and short-term investment portfolio, offset, in part, by a $0.6 million decrease in income from our hedge funds. Investments in hedge funds produced a return of negative 1.4% for the second quarter of 2006 compared with positive 0.1% in the comparable prior-year period. Subsequent to, and as a result of the ratings downgrades, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future quarters as we receive the proceeds from our various hedge fund investments. The average invested balances in our fixed maturity and short-term investment portfolio increased due to cash flow from proceeds from a public offering and private placement of $474.0 million in the fourth quarter of 2005 as discussed in Note 8 to the Consolidated Interim Financial Statements as well as from the proceeds from the sales of the hedge fund investments. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 5.1% during the second quarter of 2006, on an annualized basis, compared with 3.6% during the comparable prior-year period.

Investment income for the quarter was affected by various reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. We held premiums and accrued investment income of $87.4 million and $87.2 million due to reinsurers as of June 30, 2006 and 2005, respectively, for which we recognized a reduction to gross investment income of $1.7 million for both the second quarter of 2006 and 2005. On a net basis, this reduction to investment income was $0.7 million and $1.0 million for the quarters ended June 30, 2006 and 2005, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% for both the quarters ended June 30, 2006 and 2005, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be less than one year as of June 30, 2006 on a weighted average basis.

Back to Index

Net Realized Investment Losses

Net realized investment losses for the second quarter of 2006 were $3.4 million compared to $0.2 million in the second quarter of 2005. The increase in net realized investment losses relates primarily to the write-down of $3.3 million of investment securities due to other than temporary impairment charges.

Income Taxes

PXRE recognized a tax benefit of $1.0 million in the second quarter of 2005. No tax benefit was recognized during the second quarter of 2006.

Management has reviewed PXRE’s deferred tax asset as of June 30, 2006, and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrades of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance continues to be required for its entire deferred tax asset.

Comparison of Year-to-Date Results for 2006 with 2005

For the six months ended June 30, 2006, net income before convertible preferred share dividends was $43.8 million compared to $66.3 million for the comparable period of 2005. This decrease in net income was driven by a $70.5 million, or 43%, decrease in net premiums earned during the period compared to the corresponding prior year period due to cancellation or non-renewal of many of our reinsurance contracts due to our rating downgrades in February 2006, offset, in part, by a decrease of $50.9 million in net losses and loss expenses incurred due to the absence of any significant loss events in the six months ended June 30, 2006, as well as the lack of material development on our reserves for prior years, including those for the 2005 Hurricanes. Losses incurred for the six months ended June 30, 2005 included $26.9 million of losses incurred in connection with European Windstorm Erwin, which occurred in the first quarter of 2005, and greater than expected losses with respect to the 2004 storms.

Net income per diluted common share was $0.57 for the first six months of 2006 compared to $2.00 for the first six months of 2005, based on diluted average shares outstanding of approximately 77.0 million in the first six months of 2006 and 33.2 million in the first six months of 2005.

Back to Index

Premiums

Gross and net premiums written for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums written	$99,287	$191,563	$(92,276)	(48)
Ceded premiums written	(48,300)	(14,503)	33,797	233

Net premiums written	$50,987	$177,060	$(126,073)	(71)

Gross and net premiums earned for the six month period ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums earned	$128,198	$177,585	$(49,387)	(28)
Ceded premiums earned	(35,802)	(14,731)	21,071	143

Net premiums earned	$92,396	$162,854	$(70,458)	(43)

The decrease in both gross premiums written and gross premiums earned during the six months ended June 30, 2006 was due to the high level of return premium due to the cancellations or non-renewal of many of our reinsurance contracts following our ratings downgrades in February 2006. In addition, one large North American pro rata contract was terminated on a cut-off basis during the six month period ended June 30, 2006, which resulted in a reduction of gross premiums written of $10.3 million but an increase in gross premiums earned of $9.7 million compared to the corresponding prior-year period.

The increase in both ceded premiums written and ceded premiums earned during the six months ended June 30, 2006 was due to an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, primarily including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

The decrease in both net premiums written and net premiums earned during the six months ended June 30, 2006 was primarily a result of the decrease in gross premiums written and gross premiums earned of $92.3 million and $49.4 million, respectively.

A summary of our net premiums written and earned by business segment for the six months ended June 30, 2006 and 2005 is included in Note 10 to the Consolidated Financial Statements.

Back to Index

Ratios

The following table summarizes the loss ratio, expense ratio and combined ratio for the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,

(%)	2006	2005

Loss ratio	20.2%	42.7%
Expense ratio	41.8	23.6

Combined ratio	62.0%	66.3%

Catastrophe and risk excess loss ratio	19.0%	41.9%

Losses and Loss Expenses

Losses and loss expenses incurred amounted to $18.7 million for the six month period ended June 30, 2006 compared to $69.6 million in the corresponding prior-year period. Our loss ratio was 20.2% for the first six months of 2006 as compared to 42.7% for the comparable prior-year period. The decrease in our loss ratio was driven by favorable development on prior year losses during the six months of 2006 compared to the six months of 2005 and no significant property catastrophe losses during the six months ending June 30, 2006. There was $28.8 million of net incurred losses from current-year losses and loss expenses during the second quarter of 2006 associated with non-catastrophe loss activity. In the first six months of 2005, there were $26.9 million in net losses incurred in connection with European Windstorm Erwin, which occurred in the first quarter of 2005.

During the first six months of 2006, we experienced net favorable development of $10.1 million for prior-year losses and loss expenses, comprised of $11.2 million of favorable development on our catastrophe and risk excess segment and $1.1 million of adverse development on our exited lines segment. The $11.2 million of prior year favorable development in the catastrophe and risk excess segment was primarily related to an increase in ceded reinsurance recoveries associated with reported loss activity and industry loss data.

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

Underwriting Expenses

The expense ratio was 41.8% for the first six months of 2006 compared to 23.6% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 17.6% for the first six months of 2006 compared with 11.5% for the first six months of 2005. The increase in the commission and brokerage ratio, net of fee income, is due to the decrease in net premiums earned and in particular the increase in ceded premium amounts, which decreased earned premium without decreasing brokerage expenses, thus causing our commission and brokerage ratio to increase as well as the higher commission and brokerage ratio from the increase in premium earned from one pro rata contract.

Back to Index

The operating expense ratio was 24.2% for the six months ended June 30, 2006 compared with 12.1% for the comparable period of 2005. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned and an increase in operating expenses. Other operating expenses increased $2.5 million, or 13%, to $22.4 million for the six months ended June 30, 2006 from $19.8 million in the comparable period of 2005 as a result of an increase in fees to attorneys and financial advisors, which have been incurred as a result of our ratings downgrades, the Board of Directors’ decision to explore strategic alternatives for the Company and class action securities lawsuits filed against the Company during the second quarter of 2006.

Other Reinsurance Related Expense

In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the six months ended June 30, 2006, the increase of $6.0 million in other reinsurance related expense was due to the change in fair value of this derivative, principally due to the passage of one half of the transaction’s risk coverage for calendar year 2006.

Net Investment Income

Net investment income for the six month period ended June 30, 2006 increased $14.0 million, or 82%, to $31.2 million from $17.1 million in the comparable prior-year period primarily as a result of a $13.3 million increase in income from our fixed maturity and short-term investment portfolio and a $0.7 million increase in income from our hedge funds. Investment income related to our hedge fund portfolio increased to $4.9 million in the six month period ended June 30, 2006 from $4.2 million in the comparable prior-year period as investments in hedge funds produced a return of 5.1% for the first six months of 2006 compared with 3.1% in the comparable prior-year period. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 4.6% during the first six months of 2006, on an annualized basis, compared with 3.5% during the comparable prior-year period. In addition, average invested balances increased due to cash flow from operating and financing activities including proceeds from a share issuance of $474.0 million in the fourth quarter of 2005.

Investment income for the first six months of 2006 was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. On ceded reinsurance contracts, we held premiums and accrued investment income of $87.4 million and $87.2 million due to reinsurers as of June 30, 2006 and 2005, respectively, for which we recognized a reduction to gross investment income of $3.4 million for both the first six months of 2006 and 2005. On a net basis, this reduction to investment income was $1.2 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE is 8.0% for both the six months ended June 30, 2006 and 2005, and we expect to be obligated for this contractual investment return for the life of the underlying liabilities, which is expected to be less than one year as of June 30, 2006 on a weighted average basis.

Back to Index

Net Realized Investment Losses

Net realized investment losses for the first six months of 2006 were $8.0 million compared to $0.3 million in the comparable prior-year period. The increase in net realized investment losses relates primarily to the write-down of $7.1 million of investment securities due to other than temporary impairment charges.

Income Taxes

PXRE recognized a tax benefit of $1.1 million in the six month period ended June 30, 2005. No tax benefit was recognized during the first six months of 2006.

FINANCIAL CONDITION

Capital Resources

The Company and PXRE Delaware rely primarily on dividend payments from PXRE Bermuda and PXRE Reinsurance to pay their operating expenses, to meet their debt service obligations and to pay dividends. In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval. Based on the statutory surplus of PXRE Bermuda as of December 31, 2005, the aggregate dividends that are available to be paid during 2006, without prior regulatory approval are $161.1 million. PXRE Bermuda paid $27.0 million in dividends to the Company during the six month period ended June 30, 2006. PXRE Reinsurance did not pay any dividends in the first six months of 2006. We anticipate that this remaining dividend capacity will be sufficient to fund our liquidity needs during 2006.

Liquidity

The primary sources of liquidity for our principal operating subsidiaries have historically been net cash flows from operating activities (including interest income from investments), the maturity or sale of investments, borrowings, capital contributions and advances. Funds are applied primarily to the payment of claims, operating expenses and to the purchase of investments. Premiums are typically received in advance of related claim payments.

Back to Index

As of the result of our recent ratings downgrades and the resulting level of contract terminations from our assumed book of business, positive cash flows associated with the receipt of reinsurance premiums has decreased substantially in 2006. Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 79% of such proceeds were received by June 30, 2006. The remainder is expected to be received by March 31, 2007 or shortly thereafter. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

Financings

As of June 30, 2006, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	June 30, 2006

8.85% fixed rate due February 1, 2027	$102,650
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,085

Share Dividends and Book Value

Dividends to common shareholders declared in the second quarter of 2005 were $3.4 million. There were no dividends to common shareholders declared in the second quarter of 2006.

The Board of Directors does not intend to declare dividends on our common shares during the pendency of its evaluation of strategic alternatives.

Book value per common share was $6.51 at June 30, 2006 after considering convertible preferred shares.

Cash Flows

Net cash flows used by operations were $156.5 million in the second quarter of 2006 compared to net cash flows provided by operations of $33.9 million in the second quarter of 2005 primarily due to increases in paid losses, mainly attributable to the 2005 Hurricanes, and the decrease in premiums collected as a result of cancellation or non-renewal of contracts as a result of our ratings downgrades in February 2006.

Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Back to Index

Net cash provided by investing activities were $158.9 million in the second quarter of 2006 compared to net cash flows used by investing activities of $41.6 million in the second quarter of 2005. This increase was primarily due to the sale of investment securities in order to meet the Company’s currently foreseen liquidity needs.

PXRE is subject to large losses, including natural perils such as hurricanes and earthquakes. Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts. This strategy is evidenced by the overall 1.3 year duration of the Company’s fixed income and short-term investments as of June 30, 2006. Should an event actually occur such as the occurrence of Hurricane Katrina in the third quarter of 2005, PXRE dedicates assets, including cash equivalents and other short-term investments, in such a manner that cash should be on hand to pay claims. In February 2006 we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 79% of such proceeds were received by June 30, 2006. The remainder is expected to be received by March 31, 2007 or shortly thereafter. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $250.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $400.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of June 30, 2006, the Company has pledged assets with a fair value of $430.3 million to support outstanding letters of credit.

Back to Index

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at June 30, 2006 and future commitments.

Commitments, Contingencies and Contractual Obligations

PAYMENT DUE BY PERIOD

Contractual Obligations ($000’s)	Total	Less Than 1 Year (1)	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt obligations	$167,085	$—	$—	$—	$167,085
Interest on debt obligations	333,068	7,163	28,654	28,653	268,598
Losses and loss expenses	841,908	219,206	395,342	140,456	86,904
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	4,054	588	2,034	1,432	—
Purchase obligations	9,924	3,405	6,519	—	—
Dividends on convertible preferred shares	8,190	2,325	5,865	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Total	$1,364,229	$232,687	$438,414	$170,541	$522,587

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

As of June 30, 2006, other commitments and pledged assets include (a) LOCs of $345.8 million which are secured by cash and securities with a fair value of $430.3 million, (b) securities with a par value of $9.5 million which were on deposit with various state insurance departments in order to comply with insurance laws, (c) cash and securities with a fair value of $58.0 million deposited in a trust for the benefit of a cedent in connection with certain deposit transactions, (d) funding commitments to certain limited partnerships of $0.2 million, (e) commitments under the subordinated debt securities discussed above, and (f) commitment fees of $0.8 million per annum under the two committed LOC facilities discussed earlier in this section under “Cash Flows.”

In connection with the capitalization of PXRE Lloyd’s Syndicate 1224, PXRE Reinsurance has on deposit $1.3 million par value of securities as collateral for Lloyd’s which are due to be released during the third quarter of 2006, following the sale in 2005 of PXRE Limited, the sole capital provider to PXRE Lloyd’s Syndicate 1224 and reinsurance to close of the liabilities of PXRE Lloyd’s Syndicate 1224 into a Lloyd’s syndicate controlled by Chaucer.

Back to Index

In order to better protect PXRE against the risk of another severe catastrophe event or the occurrence of multiple significant catastrophe events, we sponsored two catastrophe bond transactions that closed during the fourth quarter of 2005. The first transaction was a $300.0 million collateralized reinsurance agreement with Atlantic & Western Re Limited (“A&W I”), a Cayman Island reinsurance company, that commenced on November 9, 2005 and is scheduled to terminate on November 15, 2010, unless terminated earlier. This new reinsurance coverage is designed to protect PXRE from extreme catastrophe losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California over the next 5 years. This reinsurance provides two layers of protection over the next 5 years to PXRE. The first layer provides $200.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The second layer provides $100.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States and windstorms in northern Europe. The amount of annual disbursements to be made by the Company for this transaction is approximately $26.3 million.

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

Back to Index

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

Back to Index

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

Investments

As of June 30, 2006, our investment portfolio, at fair value, was allocated 51.8% in fixed maturity debt instruments, 45.0% in short-term investments, 3.0% in hedge funds and 0.2% in other invested assets.

Back to Index

The following table summarizes our investments at June 30, 2006 and December 31, 2005 at carrying value:

	Analysis of Investments

	June 30, 2006		December 31, 2005

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$57,015	4.2%	$57,415	3.5%
Foreign denominated securities	37,176	2.8	25,796	1.5
United States government sponsored agency debentures	157,298	11.7	190,591	11.6
United States government sponsored agency mortgage-backed securities	146,230	10.9	171,199	10.4
Other mortgage and asset-backed securities	173,687	12.9	418,829	25.4
Obligations of states and political subdivisions	1,502	0.1	1,526	0.1
Corporate securities	122,980	9.2	368,688	22.4

Total fixed maturities	695,888	51.8	1,234,044	74.9
Short-term investments	603,410	45.0	261,076	15.9

Total fixed maturities and short-term investments	1,299,298	96.8	1,495,120	90.8
Hedge funds	40,260	3.0	148,230	9.0
Other invested assets	2,651	0.2	3,142	0.2

Total investment portfolio	$1,342,209	100.0%	$1,646,492	100.0%

At June 30, 2006, 98.1% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 24.6% of fixed maturities and short-term investments or 23.8% of our total investment portfolio based on fair value at June 30, 2006. The average yield to maturity on our fixed maturities portfolio, including short-term investments, at June 30, 2006 and 2005 was 5.4% and 4.0%, respectively.

Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive income as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At June 30, 2006, an after-tax unrealized loss of $7.1 million (a loss of $0.09 cents per share, after considering convertible preferred shares) was included in shareholders’ equity.

Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally treasury bills and agency securities, amounted to $603.4 million at June 30, 2006, compared to $261.1 million at December 31, 2005 reflecting the re-deployment of securities following the downgrades in PXRE’s ratings in February 2006, in order to have sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties.

A significant component of our investment strategy has been investing a portion of our invested assets in a diversified portfolio of hedge funds. At June 30, 2006, total hedge fund investments amounted to $40.3 million, representing 3.0% of the total investment portfolio. At December 31, 2005, total hedge fund investments amounted to $148.2 million, representing 9.0% of the total investment portfolio. For the six months ended June 30, 2006, our hedge funds earned a return of 5.1% as compared to 3.1% in the six months ended June 30, 2005. At June 30, 2006, eight hedge fund investments with fair values ranging from $1.8 million to $8.7 million were administered by eight managers. As noted under the caption “Cash Flows,” the Company executed redemption orders for all of its hedge funds during the first quarter of 2006.

Back to Index

As of June 30, 2006, our investment portfolio also included $2.7 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.2 million.

Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the six months ended June 30, 2006, included $6.0 million attributable to hedge funds and other investments.

Our hedge funds and other privately held securities program should be viewed as exposing us to the risk of substantial losses which have historically sought to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

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

Back to Index

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

As of June 30, 2006, our estimate of ultimate incurred gross losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma is $1,014.5 million, which is unchanged from our estimate as of December 31, 2005. Our initial loss estimates for each of the hurricanes were based, in part, on insured industry loss estimates for each event, catastrophe modeling, preliminary discussions with clients and a review of potentially exposed contracts by our underwriters. In our year-end assessment of the liability for the 2005 hurricane losses, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims from late November 2005 to February 2006. In part, the additional claims arose from a reassessment by clients of their original loss estimates for the hurricane events. For example, various clients, who advised our underwriters in the immediate wake of the hurricanes that they did not expect to experience significant losses to the reinsurance contracts in the upper layers of their reinsurance programs, reassessed their losses and submitted notices of claim for the contracts that they had previously indicated would not be impacted by the catastrophes.

Back to Index

In addition, in reviewing underwriting information provided by clients during December 2005 as part of the January 1, 2006 renewal process, we found that certain clients were anticipating higher losses from Hurricanes Katrina and Rita than had been reported through the formal claims channels.

As of June 30, 2006, we have paid less than 40% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma. Accordingly, our estimate of the ultimate liability arising from these catastrophes is based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006. As these events mature, historical reporting patterns, both industry and company specific, are used to project ultimate net loss. Our estimates fall within a reasonable actuarial range produced by these methods.

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

Back to Index

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

Back to Index

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

There was $8.4 million of net incurred losses from current-year losses and loss expenses during the second quarter of 2006 associated with non-catastrophe loss activity. Also during the second quarter of 2006, we experienced net favorable development of $7.5 million for prior-year losses and loss expenses, consisting of $6.7 million of favorable loss development on our catastrophe and risk excess segment and $0.8 million of favorable development on our exited lines segment. The $6.7 million of favorable catastrophe and risk excess development was primarily related to an increase in reinsurance recoveries associated with reported loss activity and industry loss data.

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

Back to Index

Loss and loss expense liabilities as estimated by PXRE’s actuaries and recorded by management in the statement of financial position as of June 30, 2006 were as follows:

($000’s)	Gross	Net

Catastrophe and Risk Excess	$790,889	$749,574
Exited Lines	51,019	47,393

Total	$841,908	$796,967

On an overall basis, the low and high ends of a range of reasonable net loss reserves are $51.7 million below and $83.0 million above the $797.0 million best estimate displayed above. Note that the range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The low and high ends of a range of reasonable net loss reserves around the best estimate displayed in the table above with respect to each segment are as follows:

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$698,996	$749,574	$831,710
Exited Lines	41,046	47,393	54,419

The low end and high end of the range of reasonable net loss reserves around the best estimate have decreased from both December 31, 2005 and March 31, 2006 principally because of the reduction in the Company’s net loss reserve amount due to the payment of claims during the quarters ended March 31, 2006 and June 30, 2006, as well as the passage of time since the occurrences of Katrina, Rita and Wilma and the resulting decrease in actuarial variability surrounding the best estimate.

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

The estimated premium receivable included in premiums receivable, is $121.5 million, including reinstatement premiums of $105.8 million.

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

Back to Index

Valuation of Deferred Tax Asset

Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities. At June 30, 2006, PXRE had a deferred tax asset net of deferred income tax liability of $51.0 million, offset by a valuation allowance of $51.0 million. Management reviewed the net deferred tax asset as of June 30, 2006, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that the full valuation allowance established at December 31, 2005 continues to be required for the entire deferred tax asset as of June 30, 2006.

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

Back to Index

(ii)

as a result of the recent decline in our ratings and decline in capital, more than 75% of our clients as of January 1, 2006, measured by premium volume, may have the right to cancel their reinsurance contracts, which could result in a substantial loss in premium volume in 2006 and subsequent periods;

(iii)	the downgrades in, and withdrawal of, the ratings of our reinsurance subsidiaries by rating agencies will materially and negatively impact our business and results of operations;
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

Back to Index

(xiii)	because of exposure to catastrophes, our financial results may vary significantly from period to period;
(xiv)	we may be overexposed to losses in certain geographic areas for certain types of catastrophe events;
(xv)

we may be overexposed to smaller catastrophe losses and for certain geographic areas and perils due to the cancellations of a substantial portion of our assumed reinsurance contracts following our recent ratings downgrades;

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

Back to Index

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have reviewed our exposure to market risks at June 30, 2006 and the changes in exposure since December 31, 2005. The principal market risks which we are exposed to continue to be interest rate risk and credit risk.

The composition of our fixed maturity portfolio changed during the first quarter of 2006 as a result of the $490.5 million of fixed income securities that were sold and reinvested in commercial paper and other short-term investments. Therefore there were no increases in our exposure to market risks during the first six months of 2006.

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

Back to Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Several class action lawsuits have been filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Each of the class action complaints asserts nearly identical claims and alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The class action complaints allege, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) the full impact on PXRE’s business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) the doubling of PXRE’s cost of the 2005 Hurricanes to an estimated $758 million to $788 million; and (3) the magnitude of the loss to PXRE and PXRE’s potential loss of its financial-strength and credit ratings from A.M. Best . Further, the complaints allege, based on the foregoing asserted facts, that PXRE’s statements with respect to its loss estimates for the 2005 hurricane season lacked any reasonable basis. The class actions seek an unspecified amount of damages, as well as other forms of relief. A motion to consolidate all of the class actions into a single proceeding is currently pending before the court.

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

We have recently experienced material adverse events, including the downgrading of our ratings in February 2006, and the market price of our common shares has declined materially and may continue to do so, regardless of our financial condition or our ability to meet our contractual and financial obligations. Due to the decline in the market price of our common shares, there is a continued risk that individual lawsuits and securities class action litigation may be brought against us or that regulators may institute administrative proceedings against us, or both. Several class action lawsuits have been filed against PXRE Group Ltd. and certain of our officers on behalf of a putative class consisting of investors who purchased our publicly traded securities between July 28, 2005 and February 16, 2006. The complaints allege, among other things, that we made false and misleading statements regarding loss estimates in violation of the federal securities laws (collectively, the “Securities Litigation”). We anticipate that additional lawsuits relating to the recent decline in our share price may be filed against us and/or certain of our current and former officers and directors in the future. It is also possible that administrative proceedings or regulatory proceedings could be commenced against us in the future (“Future Proceedings”).

Back to Index

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

We have not established any reserves for any potential liability relating to the Securities Litigation. We have insurance coverage with respect to claims such as the Securities Litigation, but it is not currently possible to determine whether such insurance coverage will be adequate to cover our defense costs and any losses.

The existence of the Securities Litigation or the perceived probability of Future Proceedings could have a material adverse effect on the market price of our common shares and other securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual General Meeting of Shareholders held on May 9, 2006, the Company’s shareholders approved the following:

(i)	The election of two Class II directors to serve until the 2008 Annual Meeting of Shareholders and until their successors have been elected and have qualified:

Nominee	Votes For	Votes Withheld

Mural Josephson	36,664,055	519,345
Philip R. McLoughlin	36,653,912	529,488
(ii)

The appointment of KPMG as PXRE’s independent auditors for the fiscal year ending December 31, 2006, and referral to the Board of the determination of their remuneration by the vote of 50,468,440 votes for, 382,610 votes against, and 36,524 votes abstaining;

(iii)	The adoption of various amendments to the Company’s Bye-Laws by the vote of 36,006,409 votes for, 893,476 votes against and 103,615 votes abstaining;
(iv)

The approval of the reduction of the Company’s share premium account from $550.0 million to zero and credit of the amount so reduced to the Company’s contributed surplus by the vote of 36,786,220 votes for, 190,374 votes against and 26,907 votes abstaining.

Item 5. Other Information.

None.

Item 6.  Exhibits.

       a. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Property Catastrophe Excess of Loss Reinsurance Agreement effective as of April 1, 2006, with PXRE Reinsurance Company. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8K dated May 15, 2006)
31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

PXRE GROUP LTD.

August 9, 2006	By:	/s/ Robert P. Myron

Robert P. Myron Executive Vice President Chief Financial Officer and Treasurer