Form 10-Q
period 2006-09-30
PXRE GROUP LTD
filed 2006-11-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes      No

As of November 3, 2006, 72,350,595 common shares and convertible common shares, $1.00 par value per share, of the Registrant were outstanding.

PXRE GROUP LTD.

Back to Index

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		September 30, 2006	December 31, 2005

		(Unaudited)
Assets	Investments:
	Fixed maturities, at fair value:
	Available-for-sale (amortized cost $528,696 and $1,212,299, respectively)	$528,528	$1,208,248
	Trading (cost $13,143 and $28,225, respectively)	13,506	25,796
	Short-term investments, at fair value	737,195	261,076
	Hedge funds, at fair value (cost $17,374 and $132,690, respectively)	18,655	148,230
	Other invested assets, at fair value (cost $1,880 and $2,806, respectively)	2,478	3,142

	Total investments	1,300,362	1,646,492
	Cash	20,814	14,504
	Accrued investment income	4,842	10,809
	Premiums receivable, net	110,315	217,446
	Other receivables	7,561	17,000
	Reinsurance recoverable on paid losses	2,203	4,223
	Reinsurance recoverable on unpaid losses	37,146	107,655
	Ceded unearned premiums	10,139	1,379
	Deferred acquisition costs	1,324	5,487
	Income tax recoverable	—	6,295
	Other assets	31,002	84,757

	Total assets	$1,525,708	$2,116,047

Liabilities	Losses and loss expenses	$727,765	$1,320,126
	Unearned premiums	14,961	32,512
	Subordinated debt	167,087	167,081
	Reinsurance balances payable	16,145	30,244
	Deposit liabilities	56,161	68,270
	Income tax payable	31	—
	Other liabilities	27,889	32,496

	Total liabilities	1,010,039	1,650,729

Shareholders’ Equity	Serial convertible preferred shares, $1.00 par value, $10,000 stated value — 30 million shares authorized, 0.01 million and 0.01 million shares issued and outstanding, respectively	58,132	58,132
	Common shares, $1.00 par value — 350 million shares authorized, 72.3 million and 72.3 million shares issued and outstanding, respectively	72,346	72,281
	Additional paid-in capital	873,009	875,224
	Accumulated other comprehensive loss	(1,382)	(5,468)
	Accumulated deficit	(482,838)	(527,349)
	Restricted shares at cost (0.4 million and 0.5 million shares, respectively)	(3,598)	(7,502)

	Total shareholders’ equity	515,669	465,318

	Total liabilities and shareholders’ equity	$1,525,708	$2,116,047

The accompanying notes are an integral part of these statements.

Back to Index

PXRE	Consolidated Statements of Operations and Comprehensive Operations
Group Ltd.	(Dollars in thousands, except per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,

		2006	2005	2006	2005

		(Unaudited)		(Unaudited)
Revenues	Net premiums earned	$5,616	$68,817	$98,012	$231,671
	Net investment income	14,600	13,526	45,761	30,649
	Net realized investment gains (losses)	57	(34)	(7,981)	(366)
	Fee income	16	353	234	770

		20,289	82,662	136,026	262,724

Losses and Expenses	Losses and loss expenses incurred	(5,966)	408,958	12,684	478,521
	Commission and brokerage	1,786	12,945	18,311	32,012
	Other reinsurance related expense	4,762	—	10,738	—
	Operating expenses	11,284	7,255	33,641	27,103
	Foreign exchange losses (gains)	347	(237)	1,612	(1,053)
	Interest expense	3,616	3,615	10,828	10,837

		15,829	432,536	87,814	547,420

	Income (loss) before income taxes and convertible preferred share dividends	4,460	(349,874)	48,212	(284,696)
	Income tax benefit	—	(32,531)	—	(33,603)

	Net income (loss) before convertible preferred share dividends	$4,460	$(317,343)	$48,212	$(251,093)

	Convertible preferred share dividends	1,163	1,241	3,701	5,878

	Net income (loss) to common shareholders	$3,297	$(318,584)	$44,511	$(256,971)

Comprehensive Income (Loss), Net of Tax	Net income (loss) before convertible preferred share dividends	$4,460	$(317,343)	$48,212	$(251,093)
	Net change in unrealized appreciation (depreciation) on investments	7,702	(6,062)	(4,013)	(7,626)
	Reclassification adjustments for (gains) losses included in net income	(57)	(5)	7,976	212
	Minimum additional pension liability	—	—	123	—

	Comprehensive income (loss)	$12,105	$(323,410)	$52,298	$(258,507)

Per Share	Basic:
	Income (loss) before convertible preferred share dividends	$0.06	$(11.13)	$0.67	$(9.79)
	Convertible preferred share dividends	(0.02)	(0.04)	(0.05)	(0.23)

	Net income (loss) to common shareholders	$0.04	$(11.17)	$0.62	$(10.02)

	Average shares outstanding (000’s)	72,002	28,529	71,944	25,649

	Diluted:
	Net income (loss)	$0.06	$(11.17)	$0.63	$(10.02)

	Average shares outstanding (000’s)	77,120	28,529	77,051	25,649

The accompanying notes are an integral part of these statements.

Back to Index

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,

		2006	2005	2006	2005

		(Unaudited)		(Unaudited)
Convertible Preferred Shares	Balance at beginning of period	$58,132	$63,371	$58,132	$163,871
	Conversion of convertible preferred shares	—	(5,239)	—	(109,108)
	Dividends to convertible preferred shareholders	—	—	—	3,369

	Balance at end of period	$58,132	$58,132	$58,132	$58,132

Common Shares	Balance at beginning of period	$72,408	$28,813	$72,281	$20,469
	(Cancellation) issuance of common shares, net	(62)	582	65	8,926

	Balance at end of period	$72,346	$29,395	$72,346	$29,395

Additional Paid-in Capital	Balance at beginning of period	$874,648	$437,198	$875,224	$329,730
	(Cancellation) issuance of common shares, net	(1,639)	7,781	(2,215)	114,631
	Tax effect of stock options exercised	—	446	—	1,064

	Balance at end of period	$873,009	$445,425	$873,009	$445,425

Accumulated Other Comprehensive Income	Balance at beginning of period	$(9,027)	$(6,202)	$(5,468)	$(4,855)
	Change in unrealized gains (losses) on investments	7,645	(6,067)	3,963	(7,414)
	Change in minimum additional pension liability	—	—	123	—

	Balance at end of period	$(1,382)	$(12,269)	$(1,382)	$(12,269)

(Accumulated Deficit)/ Retained Earnings	Balance at beginning of period	$(486,135)	$251,014	$(527,349)	$194,081
	Net income (loss) before convertible preferred share dividends	4,460	(317,343)	48,212	(251,093)
	Dividends to convertible preferred shareholders	(1,163)	(1,241)	(3,701)	(5,878)
	Dividends to common shareholders	—	(3,471)	—	(8,151)

	Balance at end of period	$(482,838)	$(71,041)	$(482,838)	$(71,041)

Restricted Shares	Balance at beginning of period	$(5,488)	$(10,727)	$(7,502)	$(6,741)
	Cancellation (issuance) of restricted shares, net	1,773	—	2,376	(6,069)
	Amortization of restricted shares	117	1,044	1,528	3,127

	Balance at end of period	$(3,598)	$(9,683)	$(3,598)	$(9,683)

Total Shareholders’ Equity	Balance at beginning of period	$504,538	$763,467	$465,318	$696,555
	Conversion of convertible preferred shares	—	(5,239)	—	(109,108)
	(Cancellation ) issuance of common shares, net	(1,701)	8,363	(2,150)	123,557
	Restricted shares, net	1,890	1,044	3,904	(2,942)
	Unrealized appreciation (depreciation) on investments	7,645	(6,067)	3,963	(7,414)
	Minimum additional pension liability	—	—	123	—
	Net income (loss) before convertible preferred share dividends	4,460	(317,343)	48,212	(251,093)
	Dividends to convertible preferred shareholders	(1,163)	(1,241)	(3,701)	(2,509)
	Dividends to common shareholders	—	(3,471)	—	(8,151)
	Tax effect of stock options exercised	—	446	—	1,064

	Balance at end of period	$515,669	$439,959	$515,669	$439,959

The accompanying notes are an integral part of these statements.

Back to Index

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,

		2006	2005	2006	2005

		(Unaudited)		(Unaudited)
Cash Flows from Operating Activities	Premiums collected, net of reinsurance	$28,232	$110,376	$164,733	$291,835
	Loss and loss adjustment expenses paid, net of reinsurance	(94,772)	(57,683)	(497,362)	(162,183)
	Commission and brokerage (paid) received, net of fee income	(2,750)	353	(7,566)	(14,110)
	Operating expenses paid	(7,053)	(7,157)	(34,754)	(24,695)
	Net investment income received	15,589	6,731	42,989	23,963
	Interest paid	(5,799)	(5,799)	(12,953)	(12,964)
	Income taxes recovered	6,235	3	6,326	18,472
	Trading portfolio purchased	(1,897)	(3,276)	(29,893)	(17,685)
	Trading portfolio disposed	1,923	3,369	42,917	3,369
	Deposit paid	(297)	(2,744)	(12,109)	(1,813)
	Other	13,881	3,840	10,274	2,856

	Net cash (used) provided by operating activities	(46,708)	48,013	(327,398)	107,045

Cash Flows from Investing Activities	Fixed maturities available for sale purchased	(404)	(77,912)	(67,442)	(372,936)
	Fixed maturities available for sale disposed or matured	140,470	35,362	744,307	151,016
	Hedge funds purchased	—	(5,000)	(4,000)	(119,888)
	Hedge funds disposed	21,716	6,546	139,080	115,049
	Other invested assets purchased	—	—	(35)	—
	Other invested assets disposed	220	852	1,391	2,244
	Net change in short-term investments	(111,639)	(3,450)	(476,119)	122,092
	Receivable for securities	—	344	—	—
	Payable for securities	(100)	(1,527)	—	—

	Net cash provided (used) by investing activities	50,263	(44,785)	337,182	(102,423)

Cash Flows from Financing Activities	Proceeds from issuance of common shares	71	3,125	490	8,947
	Cash dividends paid to common shareholders	—	(3,471)	—	(8,151)
	Cash dividends paid to preferred shareholders	(1,163)	(1,241)	(3,701)	(2,509)
	Cost of shares repurchased	—	—	(263)	(567)

	Net cash used by financing activities	(1,092)	(1,587)	(3,474)	(2,280)

	Net change in cash	2,463	1,641	6,310	2,342
	Cash, beginning of period	18,351	16,369	14,504	15,668

	Cash, end of period	$20,814	$18,010	$20,814	$18,010

	Reconciliation of net income (loss) to net cash (used) provided by operating activities:
	Net income (loss) before convertible preferred share dividends	$4,460	$(317,343)	$48,212	$(251,093)
	Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
	Losses and loss expenses	(114,143)	566,685	(592,360)	525,357
	Unearned premiums	15,097	30,465	(26,311)	44,670
	Deferred acquisition costs	(943)	(2,506)	4,163	(5,991)
	Receivables	14,410	(79,186)	116,571	(70,900)
	Reinsurance balances payable	(6,183)	108,339	(14,099)	110,549
	Reinsurance recoverable	13,405	(215,411)	72,530	(209,020)
	Income taxes	6,235	(32,528)	6,326	(14,858)
	Equity in earnings of limited partnerships	(157)	(6,030)	(6,196)	(10,568)
	Trading portfolio purchased	(1,897)	(3,276)	(29,893)	(17,685)
	Trading portfolio disposed	1,923	3,369	42,917	3,369
	Deposit liability	(297)	(2,744)	(12,109)	(1,813)
	Receivable on commutation	—	—	35,154	—
	Other	21,382	(1,821)	27,697	5,028

	Net cash (used) provided by operating activities	$(46,708)	$48,013	$(327,398)	$107,045

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

GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates which are significant include estimation of losses and loss expenses, estimation and recognition of premiums, valuation of investments and valuation of deferred tax assets.

The interim consolidated financial statements are unaudited. In the opinion of management, such interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the 2005 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates and the seasonal nature of the reinsurance business necessitate caution in drawing specific conclusions from interim results.

Share-Based Compensation

At January 1, 2006, PXRE adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income (loss) prior to the nine month period ended September 30, 2006. PXRE’s adoption of SFAS 123R did not and has not had a material effect on net income.

Back to Index

PXRE Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effects on PXRE’s net income (loss) and income (loss) per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s, except per share data)	2006	2005	2006	2005

Net income (loss) to common shareholders:
As reported
Income (loss) before share-based compensation expense and convertible preferred share dividends	$4,486	$(317,343)	$48,532	$(251,093)
Total share-based compensation expense determined under fair value based method, net of related tax effects	(26)	—	(320)	—

	4,460	(317,343)	48,212	(251,093)
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(311)	—	(926)

Actual (Pro-forma for 2005) net income (loss) before convertible preferred share dividends	$4,460	$(317,654)	$48,212	$(252,019)

Convertible preferred share dividends	1,163	1,241	3,701	5,878

Actual (Pro-forma for 2005) net income (loss) to common shareholders	$3,297	$(318,895)	$44,511	$(257,897)

Basic income (loss) per share:
As reported	$0.04	$(11.17)	$0.62	$(10.02)
Actual (Pro-forma for 2005)	$0.04	$(11.18)	$0.62	$(10.05)
Diluted income (loss) per share:
As reported	$0.06	$(11.17)	$0.63	$(10.02)
Actual (Pro-forma for 2005)	$0.06	$(11.18)	$0.63	$(10.05)

Back to Index

PXRE Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)

Employee Benefits

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106 and 132R. This statement represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The statement does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating what impact, if any, the adoption of SFAS 158 will have on its financial position.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The relevant company is to determine whether it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial statements.

Fair Value

In September 2006, the FASB issued, FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement also provides guidance for using fair value to measure assets and liabilities. The Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under U.S. generally accepted accounting principles. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS 157 will have on its financial statements.

Hybrid Financial Instruments

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement amends SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to be a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating what impact, if any, the adoption of SFAS 155 will have on its financial statements.

Back to Index

PXRE Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)

3. Underwriting

Premiums written and earned for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)

($000’s)	2006	2005		2006	2005

Premiums written
Gross premiums written	$32,537	$236,146		$131,824	$427,708
Ceded premiums written	(11,846)	(136,865)		(60,146)	(151,368)

Net premiums written	$20,691	$99,281	(79)	$71,678	$276,340	(74)

Premiums earned
Gross premiums earned	$21,178	$206,893		$149,376	$384,478
Ceded premiums earned	(15,562)	(138,076)		(51,364)	(152,807)

Net premiums earned	$5,616	$68,817	(92)	$98,012	$231,671	(58)

The decrease in both gross premiums written and gross premiums earned during the three and nine months ended September 30, 2006 as compared to the prior year comparable periods was due to the cancellation and non-renewal of the majority of our reinsurance portfolio following our ratings downgrades in February 2006. In addition, during the three and nine months ended September 30, 2005 reinstatement premiums of $111.0 million and $113.3 million, respectively, including $105.7 million of reinstatement premiums from Hurricanes Katrina and Rita, were written and earned. We had negative written and earned reinstatement premiums of $1.1 million and $3.6 million, respectively, in the three and nine months ended September 30, 2006, respectively. See Management’s Discussion and Analysis “Update on Critical Accounting Policy Disclosures.”

PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. PXRE currently has reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. PXRE also purchases clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE sponsored two catastrophe bond transactions that supported two collateralized facilities which provide the Company with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. One of those two collateralized facilities was determined to be a derivative and is therefore recorded at fair value on PXRE’s September 30, 2006 Interim Consolidated Balance Sheet with the changes in fair value reported in “Other reinsurance related expense” on PXRE’s Interim Consolidated Statements of Operations and Comprehensive Operations for the three and nine months ended September 30, 2006.

Back to Index

PXRE Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)

The decrease in both ceded premiums written and ceded premiums earned during the three and nine months ended September 30, 2006 as compared to the prior year comparable periods was largely due to $131.6 million of ceded reinstatement and additional premiums related to Hurricanes Katrina and Rita recognized during 2005 compared to none in the current comparable period, offset, in part, by an increase of $40.5 million and $30.3 million in ceded premiums written and earned, respectively, associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

4. Investments

The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of September 30, 2006:

	One Year or Less		Over One Year

($000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

United States government securities	$1,016	$(4)	$47,580	$(1,228)
United States government sponsored agency debentures	7,715	(50)	22,196	(659)
United States government sponsored agency mortgage-backed securities	—	—	16,468	(621)
Other mortgage and asset-backed securities	8,789	(141)	42,150	(1,377)
Obligations of states and political subdivisions	—	—	1,044	(17)
Corporate securities	5,576	(61)	45,149	(1,522)

Total temporarily impaired securities	$23,096	$(256)	$174,587	$(5,424)

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2006, PXRE did not record any other than temporary impairment charges. During the nine months ended September 30, 2006, PXRE recorded $7.1 million in other than temporary impairment charges, $0.4 million of which was recovered due to sales of securities during the third quarter of 2006. The other than temporary impairment charges recorded in the nine months ended September 30, 2006 relate to investments that the Company may not have the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred during the quarter ended March 31, 2006.

Unrealized losses amounting to $1.1 million of the total unrealized loss on fixed maturity investments as of September 30, 2006 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities and relate primarily to investments held to meet the Company’s obligations associated with its exited lines.

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

Unrealized losses amounting to $1.2 million of the total unrealized loss on fixed maturity investments as of December 31, 2005 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities and relate primarily to investments held to meet the Company’s obligations associated with its exited lines.

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $333.4 million were issued at September 30, 2006 in respect of reported loss reserves and unearned premiums. Cash and investments with a fair value of $387.7 million have been pledged as collateral with issuing banks. In addition, securities amounting to $9.7 million in par value were on deposit with various state insurance departments in order to comply with insurance laws at September 30, 2006.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

PXRE has outstanding commitments for funding investments in a limited partnership of $0.2 million at September 30, 2006.

At September 30, 2006, PXRE has deposited securities with a fair value of $55.6 million in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.

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

PXRE records this contract at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Interim Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance related expense” in the Interim Consolidated Statements of Operations and Comprehensive Operations. As there is no quoted market value available for this derivative, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract.

The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate it in its interim consolidated financial statements.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

6. Earnings Per Share

A reconciliation of income (loss) before convertible preferred share dividends to income (loss), and shares, which affect basic and diluted earnings per share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s, except per share data)	2006	2005	2006	2005

Net income (loss) available to common shareholders:
Net income (loss) before convertible preferred share
dividends	$4,460	$(317,343)	$48,212	$(251,093)
Convertible preferred share dividends	(1,163)	(1,241)	(3,701)	(5,878)

Net income (loss) to common shareholders	$3,297	$(318,584)	$44,511	$(256,971)

Weighted average common shares outstanding:
Weighted average common shares outstanding
(basic)	72,002	28,529	71,944	25,649
Equivalent shares of underlying options	1	199	5	272
Equivalent number of restricted shares	—	142	—	146
Equivalent number of convertible preferred shares	5,117	4,680	5,102	7,240

Weighted average common equivalent shares (diluted)	77,120	33,550	77,051	33,307

Weighted average common equivalent shares when anti-dilutive	—	28,529	—	25,649

Per share amounts:
Basic:
Income (loss) before convertible preferred share
dividends	$0.06	$(11.13)	$0.67	$(9.79)
Convertible preferred share dividends	(0.02)	(0.04)	(0.05)	(0.23)

Net income (loss) to common shareholders	$0.04	$(11.17)	$0.62	$(10.02)

Diluted:
Net income (loss)	$0.06	$(11.17)	$0.63	$(10.02)

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

8. Shareholders’ Equity

As of September 30, 2006, the Company had the following equity securities outstanding: (i) 63.4 million common shares, (ii) 8.9 million convertible voting common shares, and (iii) 5,813 convertible voting preferred shares.

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

In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At September 30, 2006, PXRE has incurred $40.0 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of September 30, 2006, the adjusted conversion price was $11.30.

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

In the nine months ended September 30, 2006 and 2005, $0.6 million and $5.3 million, respectively, was incurred as expense under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest at the end of 3 years or at each annual anniversary date over 4 years. The restricted shares are expensed pro-rata from the grant date to the final anniversary date of the grant. No income tax benefit was recognized for share-based compensation arrangements in the nine months ended September 30, 2006 and 2005, respectively.

Information regarding the employee option plans described above is as follows:

	Number of Shares	Range – Option Price per Share

Outstanding at December 31, 2005	1,195,205
Options granted	—	N/A
Options exerciseds	—	N/A
Options forfeited or expired	(205,812)	$15.95 - $32.94

Outstanding at September 30, 2006	989,393	$12.50 - $32.94

Exercisable at September 30, 2006	884,066	$12.50 - $32.94

PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2003, 5,000 options and 2,500 restricted shares per director from 2004 to 2005. In 2006, only 3,574 options and 2,500 restricted shares were granted due to the limited number of authorized shares remaining under the Director Stock Plan. Restricted shares vest at each annual anniversary date over 3 years. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. Under this plan, as of September 30, 2006, options for 500,000 shares were authorized, 273,833 were outstanding and 199,617 were exercisable, at exercise prices between $14.79 and $31.11.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. Under this plan, at September 30, 2006, options for 250,000 shares were authorized and 83,627 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.

As of September 30, 2006, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 2,567,573 shares. Total shares of 1,167,310 relate to share options which are vested and exercisable at September 30, 2006 at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.

At January 1, 2006, PXRE adopted FASB SFAS 123R issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income (loss) prior to the nine month period ended September 30, 2006. PXRE’s adoption of SFAS 123R did not have a material effect on net income.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effects on PXRE’s net income (loss) and income (loss) per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s, except per share data)	2006	2005	2006	2005

Net income (loss) to common shareholders:
As reported
Income (loss) before share-based compensation expense and convertible preferred share dividends	$4,486	$(317,343)	$48,532	$(251,093)
Total share-based compensation expense determined under fair value based method, net of related tax effects	(26)	—	(320)	—

	4,460	(317,343)	48,212	(251,093)
Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(311)	—	(926)

Actual (Pro-forma for 2005) net income (loss) before convertible preferred share dividends	$4,460	$(317,654)	$48,212	$(252,019)

Convertible preferred share dividends	1,163	1,241	3,701	5,878

Actual (Pro-forma for 2005) net income (loss) to common shareholders	$3,297	$(318,895)	$44,511	$(257,897)

Basic income (loss) per share:
As reported	$0.04	$(11.17)	$0.62	$(10.02)
Actual (Pro-forma for 2005)	$0.04	$(11.18)	$0.62	$(10.05)
Diluted income (loss) per share:
As reported	$0.06	$(11.17)	$0.63	$(10.02)
Actual (Pro-forma for 2005)	$0.06	$(11.18)	$0.63	$(10.05)

The fair value of each option granted in the nine months ended September 30, 2006 and September 30, 2005, respectively was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk-free rate	4.77%	3.92%
Dividend yield	0.00%	2.02%
Volatility factor	65.75%	36.92%
Expected life (in years)	5	5

Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant.

Back to Index

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

A summary of the status of the employee and director share option plans at September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	1,522,778	$20.43
Options granted	44,154	$6.27
Options exercised	—	$—
Options forfeited or expired	(220,079)	$22.38

Options outstanding at September 30, 2006	1,346,853	$19.64	5.35

Options exercisable at September 30, 2006	1,167,310	$19.77	5.02

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 were $1.36 and $9.02, respectively.

A summary of the status of non-vested restricted shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at January 1, 2006	460,868	$25.21
Granted	169,751	$3.39
Vested	(155,780)	$24.93
Forfeited	(118,442)	$24.93

Non-vested at September 30, 2006	356,397	$15.05

As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to non-vested option share-based compensation arrangements and $3.6 million of non-vested restricted share-based compensation arrangements granted under the Plans. Those costs are expected to be recognized over a weighted-average period of 1.3 and 1.5 years, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005, was $3.9 million and $2.5 million, respectively.

PXRE also had adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member prior to 2003 at the times specified in the plan. This plan was terminated effective January 1, 2003. At September 30, 2006, the 12,000 shares granted to eligible non-employee Board members will be issued to Board members at their termination.

Back to Index

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

There are no differences among the accounting policies of the segments as compared to PXRE’s interim consolidated financial statements.

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

Net Premiums Written

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2006	2005	2006	2005

Catastrophe and Risk Excess
International	$33,357	$161,387	$104,716	$295,333
North American	(788)	72,011	29,482	127,511
Excess of Loss Cessions	(11,515)	(134,052)	(62,110)	(145,778)

	21,054	99,346	72,088	277,066

Exited Lines
International	(363)	(60)	(489)	9
North American	—	(5)	79	(735)

	(363)	(65)	(410)	(726)

Total	$20,691	$99,281	$71,678	$276,340

Back to Index

PXRE Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2006	2005	2006	2005

Catastrophe and Risk Excess
International	$22,023	$140,860	$108,895	$269,509
North American	(813)	63,618	42,688	110,579
Excess of Loss Cessions	(15,231)	(135,600)	(53,166)	(147,699)

	5,979	68,878	98,417	232,389

Exited Lines
International	(363)	(58)	(489)	13
North American	—	(3)	84	(731)

	(363)	(61)	(405)	(718)

Total	$5,616	$68,817	$98,012	$231,671

Underwriting income (loss) includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense.

Underwriting Income (Loss)

	Three Months Ended September 30,		Nine Months Ended, September 30,

($000’s)	2006	2005	2006	2005

Catastrophe and Risk Excess
International	$20,207	$(211,414)	$119,534	$(162,170)
North American	6,300	(212,070)	1,033	(177,390)
Excess of Loss Cessions	(15,145)	76,286	(50,378)	68,568

	11,362	(347,198)	70,189	(270,992)

Exited Lines
International	358	(304)	525	1,584
North American	(1,908)	(5,231)	(3,463)	(8,684)

	(1,550)	(5,535)	(2,938)	(7,100)

Total	$9,812	$(352,733)	$67,251	$(278,092)

The following table reconciles underwriting income (loss) for the operating segments to income (loss) before income taxes and convertible preferred share dividends as reported in the Interim Consolidated Statements of Operations and Comprehensive Operations.

Back to Index

PXRE Group Ltd.    Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2006	2005	2006	2005

Underwriting income (loss)	$9,812	$(352,733)	$67,251	$(278,092)
Net investment income	14,600	13,526	45,761	30,649
Net realized investment gains (losses)	57	(34)	(7,981)	(366)
Other reinsurance related expense	(4,762)	—	(10,738)	—
Operating expenses	(11,284)	(7,255)	(33,641)	(27,103)
Foreign exchange (losses) gains	(347)	237	(1,612)	1,053
Interest expense	(3,616)	(3,615)	(10,828)	(10,837)

Income (loss) before income taxes and convertible preferred share dividends	$4,460	$(349,874)	$48,212	$(284,696)

11. Employee Benefits

The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.

The components of net pension expense for these company-sponsored plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s)	2006	2005	2006	2005

Components of net periodic cost:
Interest cost	$89	$78	$267	$235
Expected return on assets	(82)	(70)	(248)	(211)
Recognized net actuarial costs	26	34	76	103

Net periodic benefit cost	$33	$42	$95	$127

During the nine months ended September 30, 2006, the Company made no contributions to its pension plans and currently expects no significant contributions during the remainder of 2006.

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

PXRE has not established any reserves for any potential liability relating to the class action lawsuits other than $1.0 million for legal fees. The Company has insurance coverage with respect to claims such as the class action lawsuits, but it is not currently possible to determine whether such insurance coverage will be adequate to cover the Company’s defense costs and any losses. Unfavorable outcomes in the class action lawsuits, resulting in the payment of substantial damages or fines or criminal penalties, could have a material adverse effect on the Company’s business, cash flows, results of operations, financial position and prospects.

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

The following is a discussion and analysis of PXRE’s results of operations for the three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005, and also a discussion of our financial condition as of September 30, 2006. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.

Overview

PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business has been catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums earned for the three month period ended September 30, 2006. Our catastrophe and risk excess business includes property catastrophe excess of loss, property catastrophe proportional, property catastrophe retrocessional, property risk excess and marine excess and aerospace excess reinsurance products.

We generated net income before convertible preferred share dividends of $4.5 million for the quarter ended September 30, 2006 compared to a net loss before convertible preferred share dividends of $317.3 million for the comparable period of 2005. The increase in net income is due to the absence of any significant loss events in the 2006 quarter as well as net favorable development on our reserves for prior years, offset by the cancellation and non-renewal of the majority of our reinsurance portfolio following downgrades of our credit ratings in February 2006. The primary cause of the net loss before convertible preferred share dividends for the quarter ended September 30, 2005 was the net impact of catastrophe losses arising from Hurricanes Katrina and Rita of $349.9 million, after tax, reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

Back to Index

Overview Recent Events

On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. We also first announced our intention to explore strategic alternatives due to concerns about the hurricane losses and the resulting potential negative impact on our credit ratings. Following these announcements, in February 2006 our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was generally unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability because they have impaired our ability to retain and renew our existing reinsurance business. In light of the negative consequences of rating downgrades, our Board of Directors decided to retain Lazard Frères & Co. LLC (“Lazard”) (who has since been succeeded by Keefe, Bruyette & Woods, Inc. (“KBW”)) as a financial advisor to assist in the process.

Status of Reinsurance Business

As of January 1, 2006, more than 75% of our business (by premium volume) was subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital. As of November 6, 2006, in excess of 80% of our in-force business as of January 1, 2006 has either been cancelled or non-renewed and we anticipate that this percentage will increase. In order to manage our peak zone catastrophe exposures, the Company has also selectively allowed extra-contractual cancellations on certain contracts that do not contain cancellation provisions triggered by rating downgrades.

Subsequent to our ratings downgrades, we did not renew any of the reinsurance contracts that expired, nor did we write any new reinsurance contracts. The next major renewal date in the property catastrophe reinsurance market is January 1, 2007. Unless we are able to implement a strategic alternative that would allow us to provide clients with an acceptably rated counterparty, we do not anticipate being able to renew any of our remaining reinsurance contracts or being able to underwrite any material amount of new reinsurance business.

The Company had $5.6 million in net premiums earned during the quarter ended September 30, 2006, as compared to $68.8 million in the comparable prior year period. The Company had $98.0 million in net premiums earned during the nine months ended September 30, 2006, as compared to $231.7 million in the comparable prior year period.

Given the rate of cancellations and our impaired ability to renew our existing reinsurance contracts and underwrite new reinsurance contracts, we expect significant decreases in net premiums earned in future quarters as compared to prior quarters in 2006 as well as to the same quarters in the prior year. The reductions in premium income has and will have a material adverse effect on our future operating results, liquidity and financial condition. Net premiums earned were our primary source of revenue for the year ended December 31, 2005, accounting for 92% of our revenue. In 2005, revenue from non-premium sources was not sufficient to offset operating expenses and interest expenses. We therefore expect to incur net operating losses in future periods unless we are successful in executing a strategic alternative other than runoff. If such operating losses were to occur, this would result in a decline in our shareholders’ equity. However, we currently expect that our portfolio of short duration high credit quality fixed income securities, totaling $737.2 million as of September 30, 2006, will provide sufficient liquidity to meet the currently foreseen needs of our counterparties.

Back to Index

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

Lazard’s engagement letter with the Company expired in August 2006. Effective August 8, 2006, the Board of Directors engaged KBW to provide investment banking advice as the strategic process continues.

Status of Credit and Financial Strength Ratings

Immediately following our February 16, 2006 announcement, Standard & Poor’s Ratings Services (“S&P”), a division of the McGraw-Hill Companies, Inc., downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications. A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization, also downgraded its financial strength rating on these entities from “A-” to “B++” with a negative outlook. On February 17, 2006, Moody’s Investor Services (“Moody’s”) downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade.

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

Back to Index

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

Comparison of Third Quarter Results for 2006 with 2005

For the quarter ended September 30, 2006, net income before convertible preferred share dividends was $4.5 million compared to a net loss before convertible preferred share dividends of $317.3 million for the comparable period of 2005. The increase in net income for the current year period was driven by a decrease of $414.9 million in net losses and loss expenses incurred due to the absence of any significant loss events in the quarter ended September 30, 2006, as well as net favorable development on our reserves for prior years. This was offset, in part, by a $63.2 million, or 92%, decrease in net premiums earned during the quarter ended September 30, 2006 compared to the corresponding prior year period due to cancellation and non-renewal of many of our reinsurance contracts due to our ratings downgrades in February 2006. The net loss before convertible preferred share dividends for the prior year period was primarily driven by the net impact of catastrophe losses arising from Hurricanes Katrina and Rita of $349.9 million, after tax, reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatement and additional premiums.

Net income per diluted common share was $0.06 for the third quarter of 2006 compared to a net loss per diluted share of $11.17 for the third quarter of 2005, based on diluted average shares outstanding of approximately 77.1 million in the third quarter of 2006 and approximately 28.5 million in the third quarter of 2005. As the Company incurred a loss from continuing operations in the quarter ended September 30, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” it did not include approximately 5.0 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 6 to the Interim Consolidated Financial Statements.

Back to Index

Premiums

Gross and net premiums written for the third quarter of 2006 and 2005 were as follows:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums written	$32,537	$236,146	$(203,609)	(86)
Ceded premiums written	(11,846)	(136,865)	(125,019)	(91)

Net premiums written	$20,691	$99,281	$(78,590)	(79)

Gross and net premiums earned for the third quarter of 2006 and 2005 were as follows:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums earned	$21,178	$206,893	$(185,715)	(90)
Ceded premiums earned	(15,562)	(138,076)	(122,514)	(89)

Net premiums earned	$5,616	$68,817	$(63,201)	(92)

The decrease in both gross premiums written and gross premiums earned during the quarter ended September 30, 2006 as compared to the prior year comparable period was due to the cancellation and non-renewal of the majority of our reinsurance portfolio following our ratings downgrades in February 2006. In addition, during the third quarter of 2005, reinstatement premiums of $111.0 million, including $105.7 million of reinstatement premiums from Hurricanes Katrina and Rita, were written and earned compared to negative reinstatement premiums of $1.1 million written and earned in the third quarter of 2006. See Management’s Discussion and Analysis “Update on Critical Accounting Policy Disclosures.”

The decrease in both ceded premiums written and ceded premiums earned during the quarter ended September 30, 2006 was due to $131.6 million of reinstatement and additional premiums related to Hurricanes Katrina and Rita in 2005 compared to virtually none in the current year comparable period, offset, in part, by an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

The decrease in both net premiums written and net premiums earned during the three months ended September 30, 2006 was a result of the decrease in gross premiums written and gross premiums earned of $203.6 million and $185.7 million, respectively, which were primarily a result of the cancellation and non-renewal of the majority of our reinsurance contracts in 2006 and reinstatement premiums written and earned from Hurricanes Katrina and Rita in 2005, offset, in part, by the decrease in ceded premiums written and ceded premiums earned of $125.0 million and $122.5 million, respectively, that were incurred primarily in connection with Hurricanes Katrina and Rita in 2005.

A summary of our net premiums written and earned by business segment for the three months ended September 30, 2006 and 2005 is included in Note 10 to the Interim Consolidated Financial Statements.

Back to Index

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

The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,

(%)	2006	2005

Loss ratio	(106.2)%	594.3%
Expense ratio	232.4	28.8

Combined ratio	126.2%	623.1%

Catastrophe and risk excess loss ratio	(120.4)%	585.7%

Losses and Loss Expenses

Losses and loss expenses incurred amounted to negative $6.0 million in the third quarter of 2006 compared to $409.0 million in the third quarter of 2005. Our loss ratio was negative 106.2% for the third quarter of 2006 as compared to 594.3% for the comparable prior year period. The decrease in our loss ratio was due to the absence of any significant property catastrophe losses during the third quarter of 2006 compared to net losses of $356.7 million from Hurricanes Katrina and Rita which occurred during the third quarter of 2005. In addition, there was net favorable development of $2.3 million on prior year losses during the third quarter of 2006 compared to $11.9 million of adverse development for prior year losses in the third quarter of 2005. Net favorable development of $2.3 million for prior-year losses and loss expenses, was comprised of $3.5 million of net favorable development on our catastrophe and risk excess segment and $1.2 million of net adverse development on our exited lines segment. The $3.5 million of favorable catastrophe and risk excess development was primarily related to $10.5 million of favorable reported loss activity on our prior-year non-significant catastrophe losses, offset by $7.0 million of adverse development on Hurricanes Katrina, Rita and Wilma.

There was $3.7 million of net favorable development from current-year losses and loss expenses during the third quarter of 2006 due to the maturation of accident quarters as described in “Update on Critical Accounting Policies-Estimation of Losses and Loss Expenses”.

Back to Index

As of September 30, 2006, we have paid less than 50% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma. Accordingly, the liability for losses and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes. Our estimation of loss and loss expense liabilities involves significant uncertainties and is based on complex and subjective judgments. Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses.”

During the third quarter of 2005, we experienced net adverse development of $11.9 million for prior-year losses and loss expenses, consisting of $6.4 million of adverse development on our catastrophe and risk excess segment and $5.5 million of adverse development on our exited lines segment. The $6.4 million of prior-year catastrophe and risk excess losses were related to the re-estimation of the ultimate losses from the 2004 Florida Hurricanes and other 2004 storm losses following additional claim reports from cedents. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

Underwriting Expenses

The expense ratio was 232.4% for the third quarter of 2006 compared to 28.8% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 31.5% for the third quarter of 2006 compared with 18.3% for the third quarter of 2005. The increase in the commission and brokerage ratio, net of fee income, is primarily due to the increase in ceded premium amounts, which decreased net premiums earned without decreasing brokerage expenses, thus causing our commission and brokerage ratio to increase.

The operating expense ratio was 200.9% for the three months ended September 30, 2006 compared with 10.5% for the comparable period of 2005. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned and an increase in operating expenses. Operating expenses increased $4.0 million, or 56%, to $11.3 million for the three months ended September 30, 2006 from $7.3 million in the comparable period of 2005 largely as a result of an increase in fees to attorneys and financial advisors, which have been incurred as a result of our ratings downgrades, the Board of Directors’ decision to explore strategic alternatives for the Company, class action securities lawsuits filed against the Company during the second quarter of 2006 as well as increased employee severance and retention costs.

Other Reinsurance Related Expense

In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the quarter ended September 30, 2006, the increase of $4.8 million in other reinsurance related expense was due to the change in fair value of this derivative, principally due to the passage of one quarter of the transaction’s risk coverage for calendar year 2006.

Back to Index

Net Investment Income

Net investment income for the third quarter of 2006 increased $1.1 million, or 8%, to $14.6 million from $13.5 million in the third quarter of 2005 primarily as a result of a $6.2 million increase in income from our fixed maturity and short-term investment portfolio, offset, in part, by a $5.5 million decrease in income from our hedge funds. The average invested balances in our fixed maturity and short-term investment portfolio increased due to cash flow from proceeds from a public offering and private placement of $474.0 million in the fourth quarter of 2005 as discussed in Note 8 to the Consolidated Interim Financial Statements, as well as from the proceeds from the redemptions of hedge fund investments during 2006. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 5.2% during the third quarter of 2006, on an annualized basis, compared with 3.8% during the comparable prior-year period. Investments in hedge funds produced a return of 0.9% for the third quarter of 2006 compared with 4.1% in the comparable prior-year period. Subsequent to, and as a result of the ratings downgrades, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future quarters as we receive the proceeds from our various hedge fund investments.

Investment income for the quarter was affected by various reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. On September 30, 2006, one ceded reinsurance contract was commuted and the underlying funds withheld balances were settled with the reinsurers that were parties to this contract. Prior to these commutations and as of June 30, 2006, we held premiums and accrued investment income of $87.4 million due to reinsurers. On these ceded reinsurance contracts we recognized a reduction to gross investment income of $1.3 million and $1.7 million for the third quarter of 2006 and 2005, respectively. On a net basis, this reduction to investment income was $0.2 million and $0.6 million for the quarters ended September 30, 2006 and 2005, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE was 6.0% and 8.0% for the quarters ended September 30, 2006 and 2005, respectively. As a result of the commutations, in future quarters the Company will not experience a reduction to gross or net investment income with respect to these contracts.

Income Taxes

No tax benefit was recognized during the third quarter of 2006. PXRE recognized a tax benefit of $32.5 million in the third quarter of 2005.

Back to Index

Management has reviewed PXRE’s deferred tax asset as of September 30, 2006, and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrades of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance continues to be required for its entire deferred tax asset.

Comparison of Year-to-Date Results for 2006 with 2005

For the nine months ended September 30, 2006, net income before convertible preferred share dividends was $48.2 million compared to a net loss before convertible preferred share dividends of $251.1 million for the comparable period of 2005. The increase in net income for the current year period was a result of a decrease of $465.8 million in net losses and loss expenses incurred due to the absence of any significant loss events in the nine months ended September 30, 2006, as well as the lack of development on our reserves for prior years, including those for the 2005 Hurricanes, offset, in part, by a $133.7 million, or 58%, decrease in net premiums earned during the nine months ended September 30, 2006 compared to the corresponding prior year period due to the cancellation and non-renewal of the majority of our reinsurance contracts due to our rating downgrades in February 2006. The net loss before convertible preferred share dividends for the nine months ended September 30, 2005 was primarily driven by the net impact of catastrophe losses arising from Hurricanes Katrina and Rita of $349.9 million, after tax, reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

Net income per diluted common share was $0.63 for the first nine months of 2006 compared to a net loss per diluted common share of $10.02 for the first nine months of 2005, based on diluted average shares outstanding of approximately 77.1 million in the first nine months of 2006 and 25.6 million in the first nine months of 2005. As the Company incurred a loss from continuing operations in the nine months ended September 30, 2005, in accordance with SFAS No. 128, “Earnings Per Share,” it did not include approximately 7.7 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 6 to the Interim Consolidated Financial Statements.

Premiums

Gross and net premiums written for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums written	$131,824	$427,708	$(295,884)	(69)
Ceded premiums written	(60,146)	(151,368)	(91,222)	(60)

Net premiums written	$71,678	$276,340	$(204,662)	(74)

Gross and net premiums earned for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)

($000’s)	2006	2005

Gross premiums earned	$149,376	$384,478	$(235,102)	(61)
Ceded premiums earned	(51,364)	(152,807)	(101,443)	(66)

Net premiums earned	$98,012	$231,671	$(133,659)	(58)

Back to Index

The decrease in both gross premiums written and gross premiums earned during the nine months ended September 30, 2006 was due to the cancellations and non-renewal of the majority of our reinsurance contracts following our ratings downgrades in February 2006. In addition, during the nine months ended September 30, 2005, reinstatement premiums of $113.3 million, including $105.7 million of reinstatement premiums from Hurricanes Katrina and Rita were written and earned compared to reinstatement premiums of negative $3.6 million written and earned in the nine months ended September 30, 2006. See Management’s Discussion and Analysis “Update on Critical Accounting Policy Disclosures.”

The decrease in both ceded premiums written and ceded premiums earned during the nine months ended September 30, 2006 was due to $131.6 million of reinstatement and additional premiums from Hurricanes Katrina and Rita during the first nine months of 2005 compared to virtually none in the comparable period of 2006, offset, in part, by an increase in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.

The decrease in both net premiums written and net premiums earned during the nine months ended September 30, 2006 was a result of the decrease in gross premiums written and gross premiums earned of $295.9 million and $235.1 million, respectively, which were primarily a result of the cancellation and non-renewal of the majority of our reinsurance contracts and reinstatement premiums written and earned from Hurricanes Katrina and Rita in 2005, offset, in part, by the decrease in ceded premiums written and ceded premiums earned of $91.2 million and $101.4 million, respectively that were incurred primarily in connection with Hurricanes Katrina and Rita.

A summary of our net premiums written and earned by business segment for the nine months ended September 30, 2006 and 2005 is included in Note 10 to the Interim Consolidated Financial Statements.

Ratios

The following table summarizes the loss ratio, expense ratio and combined ratio for the nine months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended September 30,

(%)	2006	2005

Loss ratio	12.9%	206.5%
Expense ratio	52.8	25.2

Combined ratio	65.7%	231.7%

Catastrophe and risk excess loss ratio	10.5%	203.1%

Back to Index

Losses and Loss Expenses

Losses and loss expenses incurred amounted to $12.7 million for the nine month period ended September 30, 2006 compared to $478.5 million in the corresponding prior-year period. Our loss ratio was 12.9% for the first nine months of 2006 as compared to 206.5% for the comparable prior-year period. The decrease in our loss ratio was due to the absence of any significant property catastrophe losses during the nine months ending September 30, 2006 compared to net losses and loss expenses incurred of $356.7 million from Hurricanes Katrina and Rita which occurred in the third quarter of 2005. In addition, there was net favorable development of $12.4 million on prior year losses during the first nine months of 2006 compared to $25.6 million of adverse development for prior year losses in the first nine months of 2005. Net favorable development of $12.4 million for prior-year losses and loss expenses was comprised of $14.7 million of favorable development on our catastrophe and risk excess segment and $2.3 million of adverse development on our exited lines segment. The $14.7 million of prior year favorable development in the catastrophe and risk excess segment was primarily related to overall favorable reported loss activity, including $1.1 million of favorable development on Hurricanes Katrina, Rita and Wilma.

There was $25.1 million of net incurred losses from current-year losses and loss expenses during the first nine months of 2006 associated with non-significant catastrophe loss activity.

During the first nine months of 2005, we experienced net adverse development of $25.6 million for prior-year losses and loss expenses, consisting of $19.2 million of adverse development on our catastrophe and risk excess segment and $6.4 million of adverse development on our exited lines segment. The $19.2 million of prior year development in the catastrophe and risk excess segment was due to re-estimation of the 2004 storm losses following additional claim reports from cedents.

Underwriting Expenses

The expense ratio was 52.8% for the first nine months of 2006 compared to 25.2% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was 18.5% for the first nine months of 2006 compared with 13.5% for the first nine months of 2005. The increase in the commission and brokerage ratio, net of fee income, is due to the increase in ceded premium amounts, which decreased net premiums earned without decreasing brokerage expenses, thus causing our commission and brokerage ratio to increase as well as the higher commission and brokerage ratio from the increase in premium earned from one pro rata contract.

The operating expense ratio was 34.3% for the nine months ended September 30, 2006 compared with 11.7% for the comparable period of 2005. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned and an increase in operating expenses. Other operating expenses increased $6.5 million, or 24%, to $33.6 million for the nine months ended September 30, 2006 from $27.1 million in the comparable period of 2005 largely as a result of an increase in fees to attorneys and financial advisors, which have been incurred as a result of our ratings downgrades, the Board of Directors’ decision to explore strategic alternatives for the Company and class action securities lawsuits filed against the Company during the second quarter of 2006.

Back to Index

Other Reinsurance Related Expense

In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the nine months ended September 30, 2006, the increase of $10.7 million in other reinsurance related expense was due to the change in fair value of this derivative, principally due to the passage of three quarters of the transaction’s risk coverage for calendar year 2006.

Net Investment Income

Net investment income for the nine month period ended September 30, 2006 increased $15.1 million, or 49%, to $45.8 million from $30.6 million in the comparable prior-year period primarily as a result of a $19.6 million increase in income from our fixed maturity and short-term investment portfolio, offset, in part, by a $4.8 million decrease in income from our hedge funds. The average invested balances in our fixed maturity and short-term investment portfolio increased due to cash flow from proceeds from a public offering and private placement of $474.0 million in the fourth quarter of 2005 as discussed in Note 8 to the Interim Consolidated Financial Statements as well as from the proceeds from the redemptions of hedge fund investments during 2006. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 4.8% during the first nine months of 2006, on an annualized basis, compared with 3.6% during the comparable prior-year period. Investment income related to our hedge fund portfolio decreased to $5.1 million in the nine month period ended September 30, 2006 from $9.9 million in the comparable prior-year period. Investments in hedge funds produced a return of 7.1% for the first nine months of 2006 compared with 7.2% in the comparable prior-year period. Subsequent to, and as a result of the ratings downgrades in February 2006, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future periods as we receive the proceeds from our various hedge fund investments.

Investment income for the first nine months of 2006 was affected by various finite and other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. On September 30, 2006, one ceded reinsurance contracts was commuted and the underlying funds withheld balances were settled with the reinsurers that were parties to this contract. Prior to these commutations and as of December 31, 2005, we held premiums and accrued investment income of $86.4 million due to reinsurers. On these ceded reinsurance contracts we recognized a reduction to gross investment income of $4.7 million and $5.1 million for the first nine months of 2006 and 2005, respectively. On a net basis, this reduction to investment income was $1.4 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the quarter. The weighted average contractual investment return on the funds held by PXRE was 7.1% and 8.0% for the nine months ended September 30, 2006 and 2005, respectively. As a result of the commutations, in future quarters the Company will not experience a reduction to gross or net investment income with respect to these contracts.

Back to Index

Net Realized Investment Losses

Net realized investment losses for the first nine months of 2006 were $8.0 million compared to $0.4 million in the comparable prior-year period. The increase in net realized investment losses relates primarily to the net write-down of $6.7 million of investment securities due to other than temporary impairment charges.

Income Taxes

PXRE recognized a tax benefit of $33.6 million in the nine month period ended September 30, 2005. No tax benefit was recognized during the first nine months of 2006.

FINANCIAL CONDITION

Capital Resources

The Company and PXRE Delaware rely primarily on dividend payments or capital distributions from PXRE Bermuda and PXRE Reinsurance to pay their operating expenses, to meet their debt service obligations and to pay dividends. In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval. Based on the statutory surplus of PXRE Bermuda as of December 31, 2005, the aggregate dividends or capital distributions that are available to be paid during 2006, without prior regulatory approval are $161.1 million. Since our recent ratings downgrades we have been actively communicating with the Bermuda Monetary Authority (“BMA”) and we do not intend to make any further dividends or capital distributions without prior notification to the BMA. PXRE Bermuda paid a capital distribution of $27.0 million to the Company during the nine month period ended September 30, 2006. PXRE Reinsurance did not pay any dividends in the first nine months of 2006. We anticipate that this remaining dividend and capital distribution capacity (including further dividends and capital distributions with notification to the BMA) will be sufficient to fund our liquidity needs during 2006.

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

Back to Index

As of the result of our recent ratings downgrades and the resulting level of contract terminations from our assumed book of business, the combination of a substantial decrease in cash flows in 2006 associated with the receipt of reinsurance premiums and paid losses primarily from the 2005 Hurricanes have resulted in net cash used by operating activities. Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 91% of such proceeds were received by September 30, 2006. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

Financings

As of September 30, 2006, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	September 30, 2006

8.85% fixed rate due February 1, 2027	$102,652
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,087

Share Dividends and Book Value

Dividends to common shareholders declared in the third quarter of 2005 were $3.5 million. There were no dividends to common shareholders declared in the third quarter of 2006.

The Board of Directors does not intend to declare dividends on our common shares during the pendency of its evaluation of strategic alternatives.

Book value per common share was $6.65 at September 30, 2006 after considering convertible preferred shares.

Cash Flows

Net cash flows used by operations were $46.7 million in the third quarter of 2006 compared to net cash flows provided by operations of $48.0 million in the third quarter of 2005 primarily due to increases in paid losses, mainly attributable to the 2005 Hurricanes, and the decrease in premiums collected as a result of cancellation and non-renewal of contracts as a result of our ratings downgrades in February 2006.

Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

Back to Index

Net cash provided by investing activities were $50.3 million in the third quarter of 2006 compared to net cash flows used by investing activities of $44.8 million in the third quarter of 2005. This increase was primarily due to the sale of investment securities in order to meet the Company’s currently foreseen liquidity needs.

PXRE is subject to large losses, including natural perils such as hurricanes and earthquakes. Since the timing and amount of losses from such exposures is unknown, the Company invests its assets so that should an event occur, it would have sufficient liquidity to pay claims on the underlying contracts. This strategy is evidenced by the overall 1.1 year duration of the Company’s fixed income and short-term investments as of September 30, 2006. Should an event actually occur such as the occurrence of Hurricane Katrina in the third quarter of 2005, PXRE dedicates assets, including cash equivalents and other short-term investments, in such a manner that cash should be on hand to pay claims. As discussed above, in February 2006 we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments.

PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $250.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $400.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of September 30, 2006, the Company has pledged assets with a fair value of $387.7 million to support outstanding letters of credit.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at September 30, 2006 and future commitments.

Commitments, Contingencies and Contractual Obligations

PAYMENT DUE BY PERIOD

Contractual Obligations ($000’s)	Total	Less Than 1 Year (1)	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt obligations	$167,087	$—	$—	$—	$167,087
Interest on debt obligations	329,487	3,582	28,653	28,654	268,598
Losses and loss expenses	727,765	134,831	382,683	106,301	103,950
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	3,782	317	2,034	1,431	—
Purchase obligations	—	—	—	—	—
Dividends on convertible preferred shares	7,027	1,162	5,865	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	6,510	533	5,977	—	—

Total	$1,241,658	$140,425	$425,212	$136,386	$539,635

(1)	Represents liabilities due through to December 31, 2006.

Back to Index

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

As of September 30, 2006, other commitments and pledged assets include (a) LOCs of $333.4 million which are secured by cash and securities with a fair value of $387.7 million, (b) securities with a par value of $9.7 million which were on deposit with various state insurance departments in order to comply with insurance laws, (c) cash and securities with a fair value of $55.6 million deposited in a trust for the benefit of a cedent in connection with certain deposit transactions, (d) funding commitments to certain limited partnerships of $0.2 million, (e) commitments under the subordinated debt securities discussed above, and (f) commitment fees of $0.8 million per annum under the two committed LOC facilities discussed earlier in this section under “Cash Flows.”

In order to better protect PXRE against the risk of another severe catastrophe event or the occurrence of multiple significant catastrophe events, we sponsored two catastrophe bond transactions that closed during the fourth quarter of 2005. The first transaction was a $300.0 million collateralized reinsurance agreement with Atlantic & Western Re Limited (“A&W I”), a Cayman Island reinsurance company, that commenced on November 9, 2005 and is scheduled to terminate on November 15, 2010, unless terminated earlier. This reinsurance coverage is designed to protect PXRE from extreme catastrophe losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California over the next 5 years. This reinsurance provides two layers of protection over the next 5 years to PXRE. The first layer provides $200.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The second layer provides $100.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States and windstorms in northern Europe. The amount of annual disbursements to be made by the Company for this transaction is approximately $26.3 million.

Back to Index

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

Back to Index

The reinsurance companies that are counterparties to these transactions are variable interest entities under the provisions of FIN 46R. The Company is not the primary beneficiary of these entities and is therefore not required to consolidate these entities in its consolidated financial statements.

If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, we may seek to assign or novate PXRE’s rights and obligations under the collateralized catastrophe facilities to another insurance or reinsurance company. There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that the note holders who funded the facilities would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE. If PXRE was not able to successfully assign or novate its rights and obligations under these collateralized catastrophe facilities, PXRE could incur material termination fees and liabilities. PXRE has the right to terminate the A&W I facility without penalty during the fifth year of the facility’s term. If the A&W I facility is terminated prior to such period, PXRE could be obligated to pay significant early terminations fees that could be as much as $17.6 million, and PXRE is obligated to make all premium payments up to the date of termination. If the A&W II facility is terminated prior to the end of the scheduled termination date of a tranche, PXRE could be obligated to pay significant early termination fees that could be as much as $5.8 million, and PXRE is obligated to make all premium payments up to the date of termination.

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

Investments

As of September 30, 2006, our investment portfolio, at fair value, was allocated 41.7% in fixed maturity debt instruments, 56.7% in short-term investments, 1.4% in hedge funds and 0.2% in other invested assets.

Back to Index

The following table summarizes our investments at September 30, 2006 and December 31, 2005 at carrying value:

	Analysis of Investments

	September 30, 2006		December 31, 2005

($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$54,117	4.2%	$57,415	3.5%
Foreign denominated securities	13,506	1.0	25,796	1.5
United States government sponsored agency debentures	83,262	6.4	190,591	11.6
United States government sponsored agency mortgage-backed securities	135,599	10.4	171,199	10.4
Other mortgage and asset-backed securities	154,010	11.9	418,829	25.4
Obligations of states and political subdivisions	1,244	0.1	1,526	0.1
Corporate securities	100,296	7.7	368,688	22.4

Total fixed maturities	542,034	41.7	1,234,044	74.9
Short-term investments	737,195	56.7	261,076	15.9

Total fixed maturities and short-term investments	1,279,229	98.4	1,495,120	90.8
Hedge funds	18,655	1.4	148,230	9.0
Other invested assets	2,478	0.2	3,142	0.2

Total investment portfolio	$1,300,362	100.0%	$1,646,492	100.0%

At September 30, 2006, 98.0% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A” or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 22.6% of fixed maturities and short-term investments or 22.3% of our total investment portfolio based on fair value at September 30, 2006. The average yield to maturity on our fixed maturities portfolio, including short-term investments, at September 30, 2006 and 2005 was 5.2% and 4.2%, respectively.

Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive income as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At September 30, 2006, an after-tax unrealized gain of $0.5 million (a gain of $0.01 cent per share, after considering convertible preferred shares) was included in shareholders’ equity.

Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally treasury bills and agency securities, amounted to $737.2 million at September 30, 2006, compared to $261.1 million at December 31, 2005 reflecting the re-deployment of securities following the downgrades in PXRE’s ratings in February 2006, in order to have sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties.

A significant component of our investment strategy has been investing a portion of our invested assets in a diversified portfolio of hedge funds. At September 30, 2006, total hedge fund investments amounted to $18.7 million, representing 1.4% of the total investment portfolio. At December 31, 2005, total hedge fund investments amounted to $148.2 million, representing 9.0% of the total investment portfolio. For the nine months ended September 30, 2006, our hedge funds earned a return of 7.1% as compared to 7.2% in the nine months ended September 30, 2005. At September 30, 2006, four hedge fund investments with fair values ranging from $1.3 million to $6.9 million were administered by four managers. As noted under the caption “Cash Flows,” the Company executed redemption orders for all of its hedge funds during the first quarter of 2006.

Back to Index

As of September 30, 2006, our investment portfolio also included $2.5 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.2 million.

Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the nine months ended September 30, 2006, included $6.2 million attributable to hedge funds and other investments.

Our hedge funds and other privately held securities program should be viewed as exposing us to the risk of losses which we have historically sought to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.

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

In establishing our loss and loss expense liabilities, PXRE records reserves as management’s best estimate of liabilities as of the balance sheet date. Management believes that the Company’s liability for loss and loss expenses as of September 30, 2006 is adequate. Since year-end 2004, all of our loss and loss expense estimates have been reviewed annually by an independent internationally recognized actuarial firm, and their conclusions have not, in any period, been materially different than those of the Company.

Significant Uncertainties

The most significant uncertainty in our reserves involves our estimates of catastrophe losses. In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models, industry loss estimates and our internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer and retrocessionaire regarding the actual underlying losses. This process can cause our ultimate estimates to differ significantly from initial projections. The French storm Martin that occurred on December 27, 1999 presents an example of the uncertainty and potential variability associated with reserving for catastrophe losses. Initially, we based our reserves to a significant degree on industry estimates of the total loss, which were approximately $1.0 billion at the time of the loss. In 2001, the final cost was estimated to be $2.5 billion by SIGMA, a widely used industry publication. Our gross loss estimate at December 31, 1999 for this event was $31.3 million. Our gross loss estimate for French storm Martin at September 30, 2006 was $70.3 million. The original industry loss estimate increased by 150%, while our loss estimate increased by 125%.

Back to Index

Historically, there has been significant variability in the development of catastrophe losses during the twelve month period immediately following the catastrophe event with such variability reducing after the initial twelve month period. To further illustrate the variability of setting catastrophe loss estimates, the following chart outlines the changes in the initial loss estimates for recent costly catastrophes in the United States over a three-year period based on industry insured loss:

Recent U.S. Catastrophes Subsequent Development After Initial Estimates

		Percent Change from Initial PCS Industry Loss Estimates (2)				Percent Change from Initial PXRE Loss Estimates (2)

Date	Event	@ 6 Mos.	@ 12 Mos.	@ 2 Yrs.	@ Final	@ 6 Mos.	@ 12 Mos.	@ 2 Yrs.	@ 3 Yrs.	@ Final

Aug-92	Hurricane Andrew (1)	37%	99%	99%	99%	0%	46%	68%	59%	69%
Jan-94	Northridge Earthquake	22%	131%	178%	178%	49%	100%	145%	151%	153%
Sep-98	Hurricane George	16%	16%	16%	16%	8%	63%	41%	28%	39%
Sep-01	September 11 Events	0%	23%	23%	13%	1%	2%	2%	4%	6%
Aug-04	Florida Hurricanes	6%	11%	11%	11%	1%	28%	32%	NA	32%

(1)	Hurricane Andrew’s initial PXRE loss estimate is at September 30, 1992. We have extrapolated this loss estimate based on the best available information.
(2)	Initial estimates are as of quarter-end immediately following an event. Property Claims Services (“PCS”) is a division of the Insurance Services Office (“ISO”).

Reserving Methodologies

We establish loss and loss expense liabilities (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for losses, including claims that have been reported to us by our reinsureds and claims for losses that have occurred but have not yet been reported to us.

For reported losses, we establish reserves (liabilities for formally reported claims) when we receive notice of the claim, which we refer to as case reserves. It is our general policy to establish liabilities for reported losses in an amount equal to the liability set by the reinsured. In certain but infrequent instances, such as the receipt of inconsistent, incorrect or inadequate supporting documentation, we will conduct an investigation to determine if the amount established by the reinsured is appropriate or if it should be adjusted in the form of an additional case reserve.

PXRE also records reserves for losses that have been incurred but not yet reported, which are referred to as IBNR reserves. For IBNR reserves, a variety of methods have been developed in the insurance industry and are generally accepted for use in determining the appropriate provision for such liabilities. In general, these methods involve the extrapolation of reported loss data to estimate ultimate losses. Our loss calculation methods generally rely upon a projection of ultimate losses based upon the historical patterns of reported loss development.

Our methods for establishing loss and loss expense liabilities vary depending upon the nature of the losses, which can generally be divided into three categories: (1) non-catastrophe losses in our catastrophe and risk excess segment, (2) catastrophe losses in our catastrophe and risk excess segment, and (3) losses in our exited lines segment. The Company generally considers reserves for each of these categories to be “mature” as follows (1) for non-catastrophe losses in our catastrophe and risk excess segment, generally anywhere between eighteen and thirty-six months after the accident year, (2) for catastrophe losses in our catastrophe and risk excess segment, generally anywhere between six to twelve months after the event occurs, and (3) losses in our exited lines segment, depending upon the nature of the underlying business, generally anywhere from five to seven years after the accident year.

Back to Index

(1) Non-Catastrophe Losses

In reserving for non-catastrophe losses in our catastrophe and risk excess segment, we use three different methods to estimate IBNR reserves: the loss ratio method; the incurred Bornhuetter-Ferguson method, which we refer to as the BF method; and the incurred loss development method, the latter two of which are “loss development approaches.” Initially, at the inception of an accident year, when there is little reported loss information, we use the loss ratio method. This method computes IBNR, as the product of an expected loss ratio and assumed earned premium minus reported loss to date. The expected loss ratio is primarily established for each line of business based on the Company’s historical loss ratios. In determining the expected loss ratio, we also consider information provided by our clients and estimates provided by our underwriters and actuaries concerning the impact of pricing and coverage changes. As the accident year matures further and reported loss activity begins to emerge (usually at the end of the second or third quarter following the loss) we change to the BF method.

The BF method is a premium based method of computing IBNR which blends the loss ratio method with the loss development method. The BF method computes IBNR for an accident year as the product of expected loss (earned premium multiplied by an expected loss ratio) and an expected percentage of unreported losses. This expected percentage of unreported loss is a function of the loss development factors developed by our corporate actuaries from our annual analysis of the Company’s historical loss development patterns by line of business. As experience emerges and accident years mature further (generally eighteen to thirty-six months after the accident year given the short-tailed nature of these property reinsurance lines) we transition to the incurred loss development method, which relies solely on our clients’ reported loss information and indicated historical loss development patterns to estimate ultimate losses.

Other alternate loss reserving methods developed in the insurance industry include the paid loss development method and the paid Bornhuetter-Ferguson method. We do not use these methods to establish our IBNR reserves. We believe that incurred loss methods are more reliable because they rely on a much larger, more stable and credible source of information, which is not influenced by the occurrence of one or more large payments. We do, however, use these alternate loss reserving methods to evaluate the reasonableness of the IBNR reserves that we establish using the incurred loss methods.

Our loss development factors and expected loss ratios are monitored regularly and updated as appropriate but at least once a year. These are the key assumptions that materially affect our estimates for reserves for losses and loss expenses. The expected loss ratio is primarily established for each line of business based on the Company’s historical loss ratios. In determining the expected loss ratio, we also consider information provided by our clients and estimates provided by our underwriters and actuaries concerning the impact of pricing and coverage changes. Loss development factors are developed from our annual analysis of our Company’s historical loss development patterns by line of business. These key assumptions did not materially change from December 31, 2005 to September 30, 2006.

Back to Index

(2) Catastrophe Losses

In reserving for catastrophe losses in our catastrophe and risk excess segment, there is initially little reported loss information in the immediate wake of a catastrophe event, as was the case with the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). The loss estimation process begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, windspeed, damageability etc.), which then results in a list of the expected losses by contract from our proprietary risk management system. Third party modeling software is embedded in our proprietary risk management system.

Concurrently, our underwriting team performs a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. With respect to the 2005 Hurricanes, our underwriters’ estimates were subject to a high level of uncertainty. Specifically for Hurricane Katrina, this high level of uncertainty arose out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. In order to address these uncertainties, at that time, for contracts exposed to Hurricane Katrina losses in our most volatile lines of business (retrocessional and direct and facultative reinsurance) we posted reserves for 99% of occurrence limits as of December 31, 2005. These lines of business represented approximately 60% of our gross loss amount on Hurricane Katrina. The underwriters’ knowledge of the clients’ underlying books of business is considered in establishing loss estimates by contract. The combination of catastrophe modeling and underwriting review of affected contracts then forms the basis of our initial loss estimates for catastrophe losses.

In light of the limited loss data available from clients in the wake of catastrophes, our actuaries use our most current internally generated catastrophe loss development factors to assess the reasonableness and adequacy of our catastrophe loss reserves in the immediate wake of a catastrophe. These significant catastrophe loss development factors reflect the historical variability of prior catastrophe loss reserves in the industry and PXRE’s specific experience.

The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events, our actuaries utilize our internal database to establish projected reporting patterns and payment patterns. This database includes data dating back to the 1980’s consisting of well over one hundred catastrophic events, of which over twenty are hurricanes. Our actuaries also employ industry patterns from the Reinsurance Association of America, an insurance industry organization. Using this information, we have developed loss development factors for significant catastrophes. Our internal significant catastrophe loss development factors are analyzed as appropriate and at least once per year to reflect updated industry benchmarks and changes in PXRE’s specific loss history. The volume of reported loss activity in interim quarterly periods is monitored by the Company to determine consistency with expected loss activity based on PXRE and industry historical patterns. For individual storms, PXRE specific loss development factors are applied to reported losses to estimate IBNR reserves. However these may be weighted with industry factors or judgmental adjustments for individual significant catastrophes based upon the nature of the particular catastrophe and the underwriters’ knowledge.

Back to Index

This catastrophe reserving process can cause our ultimate estimates to differ significantly from initial projections. For example, as part of our year-end closing process for the year ended December 31, 2005, we reassessed our ultimate liability for losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma. During the course of our 2005 year-end assessment, we increased our estimate of the ultimate incurred gross losses and loss expenses arising from Hurricane Katrina by $214.6 million to $771.0 million and from Hurricane Rita by $48.1 million to $68.9 million, in each case as compared to the gross incurred losses recorded as of September 30, 2005. Our initial loss estimates for each of the hurricanes were based, in part, on insured industry loss estimates for each event, catastrophe modeling, preliminary discussions with clients and a review of potentially exposed contracts by our underwriters. In our year-end assessment of the liability for the 2005 hurricane losses, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims from late November 2005 to February 2006. In part, the additional claims arose from a reassessment by clients of their original loss estimates for the hurricane events. For example, various clients, who advised our underwriters in the immediate wake of the hurricanes that they did not expect to experience significant losses to the reinsurance contracts in the upper layers of their reinsurance programs, reassessed their losses and submitted notices of claim for the contracts that they had previously indicated would not be impacted by the catastrophes.

In addition, in reviewing underwriting information provided by clients during December 2005 as part of the January 1, 2006 renewal process, we found that certain clients were anticipating higher losses from Hurricanes Katrina and Rita than had been reported through the formal claims channels.

As of September 30, 2006, our estimate of ultimate incurred gross and net losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma is $1,022.5 million and $850.2 million, respectively. As of September 30, 2006, we have paid less than 50% of our net incurred loss amounts with respect to Hurricanes Katrina, Rita and Wilma. Accordingly, our estimate of the ultimate liability arising from these catastrophes is based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006. As these events mature, historical reporting patterns, both industry and company specific, are used to project ultimate net loss. Our estimates fall within a reasonable actuarial range produced by these methods.

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

Back to Index

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

In developing our best estimate for Hurricane Katrina, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective. We understand that various lawsuits have been filed seeking to invalidate such flood damage exclusions on various grounds, including a suit filed by the Attorney General for the State of Mississippi. If such lawsuits were to successfully invalidate the underlying flood damage exclusions, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods.

(3) Exited Lines Segment Losses

In reserving for losses on our exited lines segment, there is great uncertainty due to its composition of casualty and finite businesses, which produce losses that are slower to be reported and paid than the property losses of our catastrophe and risk excess segment. Moreover, given our limited experience in the casualty and finite businesses, we do not have established historical loss development patterns that can be used to estimate these loss liabilities. We must therefore rely on the historical loss development patterns reported by our clients and industry loss development data in estimating our liabilities including IBNR. Accident years for this segment take a longer period of time to “mature” than for our catastrophe and risk excess segment, therefore, we primarily utilize the loss ratio method and BF method to establish our initial exited lines loss estimates including IBNR. When the amount of reported losses become a more reliable means for setting reserve estimates, generally five to seven years after the relevant accident year, PXRE places more weight on these reported losses to estimate its loss reserves including IBNR and less weight on the BF method.

Interim reporting

With respect to the methods outlined above, estimation of IBNR in interim quarterly periods follows the same process as that done at annual reporting periods. The incurred loss development factors that are developed at year-end are interpolated to generate factors applicable for quarterly evaluation periods. Generally, the expected loss ratios which were selected at year-end are used in interim periods.

Additional Uncertainties

PXRE has historically been involved in very few disputes with ceding companies, especially those that enter into contracts that the Company includes in its catastrophe and risk excess segment; nevertheless contract disputes in the property casualty reinsurance industry have increased in recent years.

Back to Index

There is an additional risk of uncertainty in PXRE’s estimation of loss due to the fact that PXRE writes only reinsurance business and no insurance business. As a result, losses, unearned premiums and premiums written are all recorded based on reports received from the ceding companies. PXRE does not receive loss information from the underlying insureds; however, because the Company’s reinsurance business focuses on short-tail lines such as property catastrophe, retrocessional property catastrophe, risk-excess and aerospace, the delay from the time of the underlying loss to the report date to PXRE is not as significant a risk as it would be if the Company underwrote a significant amount of casualty business. However, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, a delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires may require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.

We have a system of controls in place that assists us in evaluating the completeness of the data received from cedents. PXRE derives almost all of its business from reinsurance intermediaries. As a result, the ceding company reports claims to the intermediary and the intermediary in turn reports the data to all the reinsurers included in the underlying program. Controls in place require that certain claims must be approved by the underwriter or a member of senior management to validate the reported loss data before recorded as a case reserve. The underwriter, based on his knowledge and judgment, may question the broker or ceding company if he did not expect a loss of a certain magnitude to impact a certain layer. Because many of PXRE’s losses are from events that are well known, such as large hurricanes and earthquakes, the underwriter may in fact expect losses to pierce certain layers and therefore would not question the accuracy of such loss reports. If the underwriter does question the loss data, PXRE may perform audits at the underlying ceding company in order to determine the accuracy of the amounts ceded. PXRE’s risk management and underwriting systems provide a list of impacted or potentially impacted contracts by peril and by geographic zone. This assists PXRE in determining the completeness of losses, as we will contact intermediaries and the ceding companies for which we believe underlying contracts are impacted subsequent to an event to request information.

Currently, PXRE does not have any backlog related to the processing of assumed reinsurance information. When a large loss occurs, the Company shifts personnel from various functions to assist the claims personnel in the processing and evaluation of claims data.

Back to Index

Status of Loss Reserves of September 30, 2006

The following chart set forth the allocation of our net liabilities for loss and loss expenses between case reserves and IBNR reserves as of September 30, 2006:

($000’s)	2005 and Prior Accident Years	2006 Accident Year	Total

Catastrophe & Risk Excess Segment
Case	$519,180	$2,636	$521,816
IBNR	101,515	20,105	121,620

Total	620,695	22,741	643,436

Exited Lines Segment
Case	28,745	—	28,745
IBNR	18,438	—	18,438

Total	47,183	—	47,183

All Segments
Case	547,925	2,636	550,561
IBNR	119,953	20,105	140,058

Total	$667,878	$22,741	$690,619

On an overall basis, the low and high ends of our selected range of reasonable net loss reserves are $34.7 million below and $61.0 million above the $690.6 million best estimate. The range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The impact of diversification reflects the fact that not all lines with very low correlations are expected to develop well or poorly at the same time.

The low and high ends of a range of reasonable net loss and loss expense liabilities around the best estimate displayed in the table below with respect to each segment are as follows as of September 30, 2006:

Net Loss and Loss Expense Liabilities Range at September 30, 2006

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess	$609,893	$643,423	$703,309
Exited Lines	40,843	47,196	54,226

This range was produced using two different methods, one for the 2005 Hurricanes (KRW) and one for the remainder of our carried loss and loss expense liabilities.

Back to Index

Net Loss and Loss Expense Liabilities Range at September 30, 2006

($000’s)	Low End	Best Estimate	High End

Catastrophe and Risk Excess, KRW only	$441,344	$456,344	$496,344
Catastrophe and Risk Excess, excluding KRW	168,549	187,079	206,965

Catastrophe and Risk Excess, Total	609,893	643,423	703,309

Exited Lines	40,843	47,196	54,226

Impact of Diversification	5,142	—	(5,939)

Total	$655,878	$690,619	$751,596

For the 2005 Hurricanes, the range was calculated by varying key assumptions regarding PXRE and industry loss reporting patterns. Specifically, we analyzed the effect on our loss estimates resulting from a one month acceleration and one month deceleration around the expected historical reporting patterns. For hurricane catastrophes, the volume of reported loss in the first year after the occurrence of an event is significant, with greater than ninety percent of losses reported; thus; assuming faster and/or slower reporting patterns can produce a wide range of results. A selected range of $15.0 million below and $40.0 million above our net carried reserves was determined in the aggregate for all three events combined, after considering the sensitivity analysis outlined above, our best loss estimates, and actuarial judgment. This range of reasonable estimates does not represent a range of all possible outcomes, but it is intended to reflect the inherent variability in actuarial reserving methodologies. We believe that results outside this range are unlikely, and can not assign probabilities with certainty to any points within this range.

For the remainder of our carried loss and loss expense liabilities, we used a statistical model to simulate a range of results about our best estimates assuming probability distributions believed to reasonably reflect potential for favorable and unfavorable loss development. The simulation results indicate that a five percent probability exists that the net loss reserves will be below the Low estimate and a five percent probability exists that the net loss reserves will be above the High estimate. However, no assurance can be given that our ultimate losses will not be significantly different than the simulation.

The low end and high end of the range of reasonable net loss reserves around the best estimate have decreased from both December 31, 2005 and June 30, 2006 principally because of the reduction in the Company’s net loss reserve amount due to the payment of claims during the nine months ended September 30, 2006, as well as the passage of time since the occurrences of Katrina, Rita and Wilma and the resulting decrease in actuarial variability surrounding the best estimate.

Back to Index

Estimation and Recognition of Premiums

Our premiums on reinsurance business assumed are recorded as earned evenly over the contract period based upon estimated subject premiums. PXRE’s assumed premium is comprised of both minimum and deposit premium and an estimate of premium. Minimum and deposit premium is billed and collected in accordance with the provisions of the contracts and is usually billed quarterly or semi-annually. A premium estimate is also recorded if the estimate of the ultimate premium is greater than the minimum and deposit premium. The final or ultimate premium for most contracts is the product of the provisional rate and the ceding company’s subject net earned premium income (SNEPI). Because this portion of the premium is reasonably estimable, the Company records and recognizes it as revenue over the period of the contract in the same manner as the minimum and deposit premium. The key assumption related to the premium estimate is the estimate of the amount of the ceding company’s SNEPI, which is a significant element of PXRE’s overall underwriting process. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

The estimated premium receivable, net of commission and brokerage, included in “Premiums receivable, net” on the Interim Consolidated Balance Sheets at September 30, 2006 of $110.3 million, is $97.4 million, including assumed reinstatement premiums of $84.7 million.

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

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. Under the contract terms of certain of our excess of loss contracts, reinstatement premiums are mandatorily due PXRE following a ceding company’s loss, based on pre-defined contract terms. Terms principally include a pro-rata amount of the original contract premium relative to the proportion of the contractual limit exhausted by the associated loss, without respect to time remaining in the term of the original limit, that is, the amount due is 100% as to time and pro-rata as to amount. Less frequently, terms can vary to incorporate a percentage of the original premium that is more or less than the original premium or can be pro-rata as to time remaining in the term of the original limit.

Back to Index

Ceded additional premiums are less uniform in their terms than assumed reinstatement premiums. The single largest additional premium in 2005, accounting for 80% of the additional premium written and earned for the year ended December, 2005 events, was triggered by an event in excess of $165.0 million of losses incurred.

Assumed reinstatement and additional premiums written and earned in the nine months ended September 30, 2006 and September 30, 2005, as reflected in the Interim Consolidated Statements of Operations and Comprehensive Operations, were as follows:

	Nine Months Ended September 30,

($000’s)	2006	2005

Assumed reinstatement premiums:
Reported paid losses and case reserves	$55,863	$23,871
IBNR	(59,496)	89,440

Total	$(3,633)	$113,311

Ceded reinstatement and additional premiums:
Reported paid losses and case reserves	$(129)	$88
IBNR	(42)	132,381

Total	$(171)	$132,469

Net reinstatement and additional premiums	$(3,462)	$(19,158)

Assumed reinstatement premiums receivable, net of commission and brokerage, associated with our case reserves and incurred but not reported loss and loss expense liabilities, as reflected in “Premiums receivable, net” in the Interim Consolidated Balance Sheets, are as follows:

	September 30, 2006		September 30, 2005

($000’s, except percentages)	$	%	$	%

Assumed reinstatement premiums receivable:
Case reserves	$67,161	79%	$30,612	21%
IBNR reserves	17,531	21	117,047	79

Total	$84,692	100%	$147,659	100%

We accrue assumed reinstatement premiums based upon contract terms applied to the amount estimated to settle ultimate incurred losses. The primary factor that could affect our estimate of assumed reinstatement premiums is management’s best estimate of ultimate incurred losses. See the Update on Critical Accounting policies relating to the estimation of loss and loss expenses with regards to the uncertainty, historical accuracy and sensitivity of this estimate. While premiums stated relative to limit (“rates on line”) have an effect on the estimate of assumed reinstatement premiums, those associated with case reserves are based on actual contract rate on line terms, and those estimates associated with IBNR are based on weighted average rate on line terms, of the book of business for a given underwriting year by line of business. Therefore the primary factor that could change our estimate of assumed reinstatement premium is management’s best estimate of ultimate incurred losses and the mix of treaties along with their respective rate on lines that ultimately incur losses. Assumed reinstatement premiums receivable are settled on a net basis when loss payments are made to cedents. Accordingly, there is an insignificant amount of credit risk associated with this asset as of any given period end date.

Back to Index

Additional ceded premiums occur less frequently, and were incurred by the Company in 2005 due to the significance of the losses from Hurricanes Katrina and Wilma. In 2005, these ceded losses were full limit losses, resulting in additional ceded premiums. These additional ceded premiums are not expected to vary from the estimate in 2005.

Valuation of Deferred Tax Asset

Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities. At September 30, 2006, PXRE had a deferred tax asset net of deferred income tax liability of $50.5 million, offset by a valuation allowance of $50.5 million. Management reviewed the net deferred tax asset as of September 30, 2006, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that the full valuation allowance established at December 31, 2005 continues to be required for the entire deferred tax asset as of September 30, 2006.

In the remainder of 2006 and subsequent periods, PXRE’s management will evaluate this valuation allowance on an ongoing basis and will make any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

Back to Index

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

(ii)

as a result of the recent decline in our ratings and decline in capital, more than 75% of our clients as of January 1, 2006, measured by premium volume, may have the right to cancel their reinsurance contracts. As of November 6, 2006, in excess of 80% of our in-force business as of January 1, 2006 has either been cancelled or non-renewed and we anticipate that this percentage will increase;

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

Back to Index

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

Back to Index

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

Back to Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We have reviewed our exposure to market risks at September 30, 2006 and the changes in exposure since December 31, 2005. The principal market risks which we are exposed to continue to be interest rate risk and credit risk.

The composition of our fixed maturity portfolio changed during the first quarter of 2006 as a result of the $490.5 million of fixed income securities that were sold and reinvested in commercial paper and other short-term investments. Therefore there were no increases in our exposure to market risks during the first nine months of 2006.

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

Back to Index

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

We have not established any reserves for any potential liability relating to the Securities Litigation, other than $1.0 million for legal fees. We have insurance coverage with respect to claims such as the Securities Litigation, but it is not currently possible to determine whether such insurance coverage will be adequate to cover our defense costs and any losses.

Back to Index

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

PXRE GROUP LTD.

November 9, 2006	By:	/s/ Robert P. Myron

Robert P. Myron Executive Vice President Chief Financial Officer and Treasurer