Form 10-K
period 2006-12-31
PXRE GROUP LTD
filed 2007-03-16
CIK 1091748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number 1-15259
PXRE GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

PXRE House	P.O. Box HM 1282
110 Pitts Bay Road	Hamilton HM FX
Pembroke HM08	Bermuda
Bermuda	(Mailing address)
(Address, including zip code, of
principal executive offices)
(441) 296-5858
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	COMMON SHARES, par value $1.00 per share New
York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, computed by reference to the closing price of such common equity on the New York Stock Exchange as of the close of business on June 30, 2006 was $271,447,615. As of March 12, 2007, 72,342,119 of the registrant’s common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of PXRE Group Ltd.’s definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Additionally, certain documents are incorporated by reference into Part IV of this Form 10-K as stated therein.

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
Cautionary Statement Regarding Forward-Looking Statements
     This report contains various forward-looking statements and includes assumptions concerning our operations, future results and prospects. Statements included herein, as well as statements made by us or on our behalf in press releases, written statements or other documents filed with the Securities and Exchange Commission (the “SEC”), or in our communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, identified by words such as “intend,” “believe,” “anticipate,” or “expects” or variations of such words or similar expressions are based on current expectations, speak only as of the date hereof, and are subject to risk and uncertainties. In light of the risks and uncertainties inherent in all future projections, these forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. We caution you that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions, depending on the outcome of certain important factors including, but not limited to, the following:
(i)	we face risks related to our proposed merger with Argonaut Group, Inc.;

(ii)	if the merger with Argonaut is not completed, unless the Board of Directors identifies and implements a different operating strategic solution, we will not write or earn any material premiums in the future and, as a result, we expect to incur material operating losses, since our remaining revenue is insufficient to cover our projected operating and other expenses;

(iii)	if the merger is not consummated, we may not be able to identify or implement a strategic alternative for PXRE;

(iv)	if the merger is not consummated and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff and eventually commence an orderly winding up and liquidation of PXRE operations over some period of time that is not currently determinable;

(v)	if the merger is not consummated and the Board of Directors elects to pursue a strategic alternative that does not involve the continuation of meaningful property catastrophe reinsurance business, there is a risk that the Company could incur additional material charges or termination fees in connection with our collateralized catastrophe facility and certain multiyear ceded reinsurance agreements;

(vi)	our ability to continue to operate our business, consummate the merger and to identify, evaluate and complete any other strategic alternative is dependent on our ability to retain our management and other key employees, and we may not be able to do so;

(vii)	adverse events in 2006 negatively affected the market price of our common shares, which may lead to further securities litigation, administrative proceedings or both being brought against us;

(viii)	reserving for losses includes significant estimates, which are also subject to inherent uncertainties;

(ix)	because of potential exposure to catastrophes in the future, our financial results may vary significantly from period to period;

(x)	we operate in a highly competitive environment and no assurance can be given that we will be able to compete effectively in this environment;

(xi)	reinsurance prices may decline, which could affect our profitability;

(xii)	we may require additional capital in the future;

(xiii)	our investment portfolio is subject to significant market and credit risks which could result in an adverse impact on our financial position or results;

(xiv)	we have exited the finite reinsurance business, but claims in respect of finite reinsurance could have an adverse effect on our results of operations;

(xv)	our reliance on reinsurance brokers exposes us to their credit risk;

(xvi)	we may be adversely affected by foreign currency fluctuations;

(xvii)	retrocessional reinsurance subjects us to credit risk and may become unavailable on acceptable terms;

(xviii)	we have exhausted our retrocessional coverage with respect to Hurricane Katrina, leaving us exposed to further losses;

(xix)	recoveries under our collateralized facility are triggered by modeled loss to a notional portfolio, rather than our actual losses arising from a catastrophe event, which creates a potential mismatch between the risks assumed through our inwards reinsurance business and the protection afforded by this facility;

(xx)	our inability to provide the necessary collateral could affect our ability to offer reinsurance in certain markets;

(xxi)	the insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong;

(xxii)	regulatory constraints may restrict our ability to operate our business;

(xxiii)	any determination by the United States Internal Revenue Service (“IRS”) that we or our offshore subsidiaries are subject to U.S. taxation could result in a material adverse impact on our financial position or results; and

(xxiv)	any changes in tax laws, tax treaties, tax rules and interpretations could result in a material adverse impact on our financial position or results.
     In addition to the factors outlined above that are directly related to our business, we are also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees. The factors listed above should not be construed as exhaustive. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Risks and Uncertainties.
     We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Item 1. Business
Business: Overview
     PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business has been catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written for the year ended December 31, 2006.
     On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. We also announced our intention to explore strategic alternatives due to concerns about the hurricane losses and the resulting potential negative impact on our credit ratings. Following these announcements, in February 2006 our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability because they have impaired our ability to retain and renew our existing reinsurance business. In light of the negative consequences of rating downgrades, our Board of Directors determined that we should evaluate strategic alternatives to our operating approach at that time and decided to retain Lazard Frères & Co. LLC (“Lazard”) (which has since been succeeded by Keefe, Bruyette & Woods, Inc. (“KBW”)) as a financial advisor to assist in the strategic exploration process.
     Since the downgrade and withdrawal of our credit ratings in early 2006, we have not underwritten any material new reinsurance contracts or renewed any of our expiring reinsurance contracts. During 2006, most of our clients exercised their contractual rights to terminate their reinsurance contracts with us as a result of the decline in our ratings and capital. In order to manage our peak zone catastrophe exposures, the Company had also selectively allowed extra-contractual cancellations on certain contracts that do not contain cancellation provisions triggered by rating downgrades. As of January 1, 2007, virtually all of our in-force assumed reinsurance contracts had expired and we have no remaining material exposure to future catastrophe events at that date.
     We had net income before convertible preferred share dividends of $28.5 million in 2006 compared to a net loss before convertible preferred share dividends of $697.6 million in 2005. The primary cause of the 2005 net loss was the net impact of catastrophe losses arising from Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums. The Company had $84.5 million in net premiums earned during the year ended December 31, 2006, as compared to $388.3 million in the prior year.
     Subsequent Event
     Proposed Merger with Argonaut Group, Inc.
     On March 14, 2007, the Board of Directors concluded its strategic alternative evaluation process and announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argonaut Group, Inc. (“Argonaut”). Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors of both companies, Argonaut stockholders will receive subject to certain adjustments 6.4672 PXRE common shares in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common shares will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common shares and convertible voting preferred shares. Argonaut stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to PXRE common stock, subject to adjustment to reflect the exchange ratio.

     Upon completion of the merger, PXRE will be renamed “Argo Group International Holdings, Ltd.” and its common shares will be delisted from the New York Stock Exchange and relisted on the NASDAQ Global Market (“NASDAQ”).
     Completion of the merger, which is expected to occur in the third quarter of 2007, is subject to various conditions, including (1) receipt of approvals of the holders of PXRE and Argonaut common stock, (2) receipt of regulatory approvals, and (3) effectiveness of the Form S-4 registration statement relating to the PXRE common stock to be issued in the merger and (4) listing of the PXRE common stock on the NASDAQ.
     The merger agreement contains certain termination rights for both us and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the merger agreement could obligate PXRE to pay a termination fee of $20 million.
     Argonaut underwrites specialty commercial insurance in niche areas of the property and casualty insurance market. Argonaut offers property and casualty insurance products through eleven wholly-owned insurance companies. Collectively, the insurance subsidiaries are admitted to write insurance in all fifty states and in the District of Columbia, Guam and the U.S. Virgin Islands and are authorized to write insurance on a surplus lines basis in all fifty states.
     Argonaut targets niches in which it can develop a leadership position and which Argonaut believes will generate underwriting profits. Argonaut has stated that its growth has been achieved both organically through an operational strategy focused on underwriting discipline and as a result of acquisition activity.
     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based reinsurance subsidiary, Peleus Reinsurance Ltd. (“Peleus Re”). Peleus Re has been rated “A-” by A.M. Best & Company (“A.M. Best”) and is expected to begin writing reinsurance business. Peleus Re will focus on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to reinsure casualty risks; initially through a quota share of Argonaut’s existing casualty business. Peleus Re will initially be capitalized with $213 million contributed from the existing surplus of PXRE Bermuda. PXRE Bermuda and PXRE Reinsurance will be placed into an orderly runoff, but will provide intercompany reinsurance support to Peleus Re.
     The Board of Directors believes that the merger with Argonaut and resumption of reinsurance business through Peleus Re will provide shareholders with an expected return that is superior to both the potential value that shareholders would have realized if the Board of Directors had elected to pursue other non-runoff alternatives considered during the strategic evaluation process or the potential value that shareholders were likely to realize if the Company were to be liquidated after the conclusion of an orderly runoff and winding up process.

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
     Subsequently in February, 2006, S&P further downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-”, and A.M. Best further downgraded its financial strength rating on these entities from “B++” to “B+” with a negative implication. Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade. See Item 1 – Business: Ratings.
     In April, 2006, after finding that operational ratings below the critical “A” category provided little value for a reinsurer, we announced that we had requested that the major credit rating agencies withdraw their financial strength and claims paying ratings of the Company and its operating subsidiaries. In the wake of this request, A.M. Best downgraded its financial strength ratings of PXRE Reinsurance and PXRE Bermuda from “B+” to “B” and withdrew these ratings; S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB-” to “BB+” and then withdrew these ratings; and Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa3” to “Ba2” and then withdrew this rating.
     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to these ratings downgrades and withdrawal in 2006 of the operational ratings of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered, with ceding companies and brokers having moved business to other reinsurers with higher ratings. As of December 31, 2006, virtually all of the Company’s reinsurance contracts had either been cancelled, non-renewed or expired.
     On March 15, 2007, Peleus Re received a rating of “A-” from A.M. Best. Our existing reinsurance subsidiaries, PXRE Bermuda and PXRE Reinsurance were also re-rated “B+” by A.M. Best on March 15, 2007.

     Overview of our 2006 Business
     The following discussion of our Business in Item 1 of this Annual Report on Form 10-K concerns PXRE’s business operations during 2006 and prior. As discussed above, our Board of Directors has entered into a Merger Agreement with Argonaut. For a discussion of Argonaut’s business, see Argonaut’s Annual Report of Form 10-K for the period ended December 31, 2006, which was filed with the SEC on March 1, 2007.
     Our catastrophe and risk excess business included property catastrophe excess of loss, property pro-rata, property catastrophe retrocessional, property risk excess, and marine excess and aerospace excess reinsurance products. Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986. This means that we primarily focused, in the year 2006 and prior, on providing reinsurance in respect of events which do not tend to occur frequently, but when they do occur, have the potential to generate a large amount of losses per occurrence. This focus on high-severity, relatively low frequency lines of business exposed us to short term volatility.
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
     There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. All of our business was written as treaty reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Under treaty reinsurance, reinsurers do not generally separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.
     Both treaty and facultative reinsurance can be written on either an excess of loss basis or a pro rata basis. Under excess of loss reinsurance arrangements, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the reinsurer’s attachment point, generally subject to a negotiated reinsurance contract limit. This means that the reinsurer does not begin to pay its client’s claims until its claims exceed a certain contractually specified amount and its obligation to pay those claims is limited to a contractually specified aggregate amount. Under pro rata reinsurance arrangements, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion.

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
     Property catastrophe reinsurance generally covers claims arising from large catastrophes around the world such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In underwriting our property catastrophe portfolio, we sought to diversify our exposures geographically and by peril in order to manage the risks assumed and maximize the return on our portfolio. In 2006, approximately 99% of our property catastrophe reinsurance and retrocessional products were written on an excess-of-loss basis based on net premiums written. All of our reinsurance contracts contained aggregate limits on our exposure to losses. For the year ended December 31, 2006, approximately 79% of our property catastrophe and risk excess net premiums written emanated from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia.
     We provided property catastrophe products to both insurers and reinsurers. As of December 31, 2006, insurance and reinsurance companies comprised approximately 67% and 33%, respectively, of our total number of clients, based on client count. The reinsurance of a reinsurer or retrocedent is referred to as retrocessional reinsurance. Retrocessional reinsurance allows a reinsurer to cover its own risk exposure and can act to reduce net liability on individual or classes of risks, protect against catastrophic losses and create additional underwriting capacity. Retrocessional business generally carries substantially higher risk premiums than property catastrophe reinsurance business. We believe this risk premium is required because retrocessional coverage is characterized by higher volatility, principally due to the fact that retrocessional contracts expose a reinsurer to an uncertain level of correlation with other existing reinsurance contracts. In addition, the information available to retrocessional underwriters concerning the original primary risk is often less precise than the information received from primary insurers directly. The lack of precision in the information received from retrocessional clients also increases the difficulty of estimating losses in the immediate aftermath of a catastrophe event. Moreover, exposures from retrocessional business can change within a contract term as the underwriters of a retrocedent alter their book of business after retrocessional coverage has been bound. There are substantially fewer competitors offering this type of coverage due to the risks entailed in underwriting retrocessional business.

     We also offered our clients property-per-risk, marine and aerospace reinsurance and retrocessional products. Unlike property catastrophe reinsurance, which protects against the accumulation of a large number of related losses arising out of one catastrophe, per-risk excess of loss reinsurance protects our clients against a large loss arising from a single risk or location. Substantially all of our property-per-risk was written on an excess-of-loss basis with contractual aggregate limits on our exposure to losses. Our aerospace reinsurance business included both excess of loss aviation business and excess of loss and pro rata satellite reinsurance business.
     The property reinsurance market has historically been a very cyclical market, with pricing improving significantly in the wake of major insured catastrophe losses. For example, the events of September 11, 2001, combined with industry-wide reserve deficiencies recognized subsequently and generally poor investment performance of recent years, resulted in increases in pricing in conjunction with improved terms and conditions for the insurance industry for the underwriting years 2002 through 2004. As a direct result, we experienced significant rate increases and strong profitability in our core property catastrophe and risk excess segment, which is reflected in our results of operations for the years ended December 31, 2002 and 2003. Operating in this favorable environment, we had net income before convertible preferred share dividends of $64.5 million in 2002 and $96.6 million in 2003.
     The underwriting environment remained favorable in 2004, but our underwriting results were negatively impacted by losses arising from Hurricanes Charley, Frances, Ivan and Jeanne that occurred during the third quarter of 2004. As a result, net income before convertible preferred share dividends for the year ended December 31, 2004 was $22.8 million.
     In 2005, the underwriting environment generally remained favorable, but reinsurance rates in certain international territories had begun to soften. The unprecedented severity of Hurricane Katrina, followed by Hurricanes Rita and Wilma, however, resulted in a net loss before convertible preferred share dividends of $697.6 million for the year ended December 31, 2005. As a result of the unprecedented size of the industry-wide losses from Hurricanes Katrina, Rita and Wilma, rates and limitations in coverage were favorable for each of the lines of business that we underwrote in 2006.
     We conduct our business primarily through our principal operating subsidiaries, PXRE Bermuda, PXRE Reinsurance, and PXRE Europe. PXRE Bermuda is a broker-market reinsurer with $564.2 million of statutory capital and surplus as of December 31, 2006, which, prior to the ratings downgrades referenced above, principally underwrote treaty reinsurance for property (including marine and aerospace) risks. PXRE Bermuda’s reinsurance business was supported by an unlimited parental guarantee from the Company and an excess of loss reinsurance treaty from PXRE Reinsurance that provided $100.0 million of reinsurance protection in excess of $110.0 million in the period January 1, through March 31, 2006 and $40.0 million of reinsurance protection in excess of $150.0 million at April 1, 2006. PXRE Bermuda is neither licensed nor admitted as an insurer in any jurisdiction other than Bermuda.
     PXRE Reinsurance is a broker-market reinsurer with $138.0 million of statutory capital and surplus as of December 31, 2006, which, prior to the ratings downgrades referenced above, principally underwrote treaty reinsurance for property (including marine and aerospace) risks. PXRE Reinsurance is licensed, accredited or permitted to do business in each of the 50 states and the District of Columbia, Puerto Rico, Bermuda, Colombia, Mexico. Until January 31, 2003 PXRE Reinsurance also operated a branch in Belgium, which we refer to as PXRE’s Brussels Branch.

     On March 14, 2007, we announced the formation of Peleus Reinsurance Ltd. Peleus is licensed as a Class 3 reinsurer in Bermuda. It has been capitalized with $213 million and will commence underwriting reinsurance through the broker market.
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
     The Company effected an internal reorganization of our subsidiaries on March 15, 2005. The purpose of the reorganization was to consolidate all of our non-Bermudian subsidiaries under a newly formed holding company established in Ireland, PXRE Ireland. PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda. In the reorganization, PXRE Barbados distributed all of the common shares of PXRE Delaware to PXRE Bermuda. PXRE Bermuda then contributed the common shares of PXRE Delaware and the common shares of PXRE Europe to PXRE Ireland. Following the reorganization, PXRE Barbados ceased writing any new reinsurance business and is expected to be wound up in an orderly fashion during 2007.
     Catastrophe and risk excess business has been our primary focus since our predecessor company was formed in 1986. Beginning in 1997, the pricing and terms in our core property reinsurance markets began to deteriorate, resulting in a soft reinsurance market that only began to recover in late 2000. During that time, we decided to pursue a variety of diversification efforts to enhance our competitiveness and growth opportunities in that soft reinsurance market environment that included: the establishment of a corporate member (“PXRE Limited”) at Lloyd’s of London (“Lloyd’s”), an underwriting syndicate (“PXRE Lloyds Syndicate 1224”) and managing agent; the establishment of an excess and surplus lines operation; the addition of a reinsurance platform offering primarily casualty products directly to insurance companies (rather than through reinsurance brokers); the enhancement of our international broker market reinsurance platform to include additional lines of business, including casualty and credit risks; an acceleration of business offerings to one of our managed business participants; and the formation of a finite reinsurance unit.

     In the wake of the events of September 11, 2001, we decided to return our focus to our core property catastrophe, property per-risk, marine and aerospace reinsurance and retrocessional products. Accordingly, we exited all of the non-property catastrophe and risk businesses other than our finite business. In the first half of 2004, market conditions for finite risk deteriorated sufficiently to cause us to exit this line of business as well. As a result of this strategic realignment, we became solely focused on our catastrophe and risk excess business. This, combined with the affects of our ratings downgrades, reduced the number of our employees from a high of 103 in December 1999 to 45 at December 31, 2006.
Business: Operating Segments
     During 2006, PXRE operated in two reportable property and casualty segments – (i) catastrophe and risk excess and (ii) exited lines – based on PXRE’s approach to managing the business. The exited lines segment includes business previously written and classified by the Company as direct casualty, Lloyd’s, international casualty and finite.
     In addition, PXRE operated in two geographic segments in 2006 – North American, representing North American based risks written by North American based clients, and International (principally worldwide risks including the United States, United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia), representing all other premiums written.
     As of January 1, 2007, virtually all of our in-force assumed reinsurance contracts had expired.
     During 2006, unpaid net loss and loss expense reserves in the exited lines segment decreased from $93.5 million at December 31, 2005 to $48.2 million at December 31, 2006 as a result of both the payment of loss and loss expenses and commutations in this segment.
     There are no differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.
     PXRE does not maintain separate balance sheet data for its operating segments nor does it allocate net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains and losses, or interest expense to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.
Operating Segments-Catastrophe and Risk Excess
     Our primary business during 2006 was our catastrophe and risk excess business. Our catastrophe and risk excess portfolio consisted principally of property catastrophe excess of loss, property pro-rata, property catastrophe retrocessional, property risk excess, and marine excess and aerospace excess reinsurance coverages. The catastrophe and risk excess segment accounted for substantially all of our net premiums earned for the years ended December 31, 2006, 2005 and 2004. This portfolio can be characterized as being comprised of coverages involving higher expected margins and volatility.

     Net premiums earned in this segment were $84.9 million, $389.6 million and $301.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in premium volume in 2006 was due to cancellation and non-renewal of many of our reinsurance contracts due to our ratings downgrades in February 2006.
     The increase in premium volume for the catastrophe and risk excess segment from 2001 through to 2005 was largely attributable to increases in the volume of business underwritten, and the rates charged, as a result of large losses from catastrophic events (including the events of September 11, 2001 and Hurricanes Charley, Frances, Ivan and Jeanne that occurred in 2004). The increase in 2005 can also be attributed to net reinstatement and additional premiums of $43.9 million associated with Hurricanes Katrina, Rita and Wilma.
     The catastrophe and risk excess segment produced underwriting income of $59.8 million for the year ended December 31, 2006. This underwriting income was primarily attributable to the absence of any significant loss events during 2006 as well as net favorable development on our prior year losses and loss expenses, offset by a decrease in net premiums earned due to the cancellation and non-renewal of the majority of our reinsurance portfolio following our ratings downgrades in February 2006.
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
     For 2006, 2005 and 2004, approximately 79%, 70% and 75%, respectively, of our property catastrophe and risk excess net premiums written were derived from clients located outside of North America, including clients located in the United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia.
     The following table presents the distribution of our net premiums written, net premiums earned, losses and loss expenses incurred, commission and brokerage, net of fee income and our underwriting income (loss) for the periods indicated under our catastrophe and risk excess segment.

Catastrophe and Risk Excess Segment:	Year Ended December 31,
($000’s)	2006	2005	2004
Net Premiums Written (1)
International	$110,923	$378,583	$250,505
North American	30,148	159,101	85,661
Excess of Loss Cessions	(87,137)	(129,413)	(28,729)

	$53,934	$408,271	$307,437

Net Premiums Earned (1)
International	$128,450	$372,433	$249,365
North American	44,809	148,506	87,109
Excess of Loss Cessions	(88,311)	(131,357)	(34,655)

	$84,948	$389,582	$301,819

Losses and Loss Expenses Incurred
International	$(15,248)	$737,749	$163,781
North American	25,489	428,185	39,766
Excess of Loss Cessions	(3,751)	(161,163)	(4,649)

	$6,490	$1,004,771	$198,898

Commission and Brokerage, Net of Fee Income
International	$10,241	$25,910	$21,898
North American	7,612	16,306	10,550
Excess of Loss Cessions	844	7,040	281

	$18,697	$49,256	$32,729

Underwriting Income (Loss) (2)
International	$133,457	$(391,226)	$63,686
North American	11,708	(295,985)	36,793
Excess of Loss Cessions	(85,404)	22,766	(30,287)

	$59,761	$(664,445)	$70,192

(1)	Premiums written and earned are expressed on a net basis in order to more accurately reflect business written for our own account. The amounts shown in the North American and International geographic segments are presented net of proportional reinsurance and allocated excess of loss reinsurance cessions, but gross of corporate catastrophe excess of loss reinsurance cessions, which are separately itemized where applicable.

(2)	Underwriting income (loss) includes net premiums earned, losses and loss expenses incurred and commission and brokerage net of fee income, but does not include net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains or losses or interest expense. See Note 13 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

     Property Catastrophe Excess of Loss Reinsurance. Our property catastrophe excess of loss reinsurance business reinsured catastrophic perils for insurance companies on a treaty basis and provided protection for most catastrophic losses that are covered in the underlying insurance policies written by our clients. The perils in our portfolio underlying the North American portion of this segment emanated principally from East Coast and Gulf Coast hurricanes and Midwest and West Coast earthquakes. The perils underlying the International portion of this segment emanated principally from European, Japanese and Caribbean windstorm, flood and earthquake risks. In addition, we were exposed to major oil rig explosions, cruise ship disasters, satellite failures, commercial airplane crashes and similar risks throughout the world. This business was generally comprised of reinsurance contracts that incur losses only when events occur that impact more than one risk or insured. Coverage for other perils can be negotiated on a case-by-case basis. Protection under property catastrophe treaties was generally provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies.
     The property catastrophe excess of loss reinsurance business operates on a subscription basis, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. All subscribing reinsurers participate at substantially the same pricing, terms, and conditions.
     Property Catastrophe Retrocessional Reinsurance. We entered into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedents. In providing retrocessional coverage, we focused on reinsurance that covers the retrocedent on an excess of loss basis when aggregate claims and claim expenses from a single occurrence of a covered peril and from a multiple number of reinsureds exceed a contractually specified attachment point. The coverage provided under excess of loss retrocessional contracts may be on a worldwide basis or limited in scope to selected geographic areas. Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage.
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
     Property Risk Excess Reinsurance. Our property risk excess business reinsured individual property risks of ceding companies on a treaty basis. This business was comprised of a highly diversified portfolio of property risk excess reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients. Loss exposures in this business included the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. For the year ended December 31, 2006, 100% of the clients reinsured by us in this business were located internationally, based on net premiums written.
     Because the reinsurance contracts written in this business are exposed to losses on an individual policy basis, we underwrote and priced the agreements based on anticipated claims frequency. We used actuarial techniques to examine our ceding companies’ underwriting results as well as the underwriting results from the ceding companies with comparable books of business and pertinent industry results. These experience analyses were compared against actuarial exposure analyses to refine our pricing assumptions. Our pricing also took into account our variable and fixed expenses and our assessment of an appropriate return on the capital required to support each individual contract relative to our portfolio of risks.

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
     Aerospace Reinsurance. Our aerospace business included hull, aircraft liability, aircraft products and space coverages. We wrote all of these exposures as reinsurance and retrocessional coverages. In all cases, we track our exposures by original insured in order to monitor our maximum exposures by major airline and by major manufacturer. The space business includes satellite launch and in-orbit coverage. We had chosen to write space business predominately on a proportional reinsurance basis where we sought to provide retrocessional support to underwriters that have demonstrated a positive track record in this business.
     Marine Reinsurance. The marine portfolio was very limited and provided retrocessional coverage primarily against large insured market losses in the offshore energy, protection and indemnity, and pollution business segments. In 2006 and 2005, we did not underwrite any marine reinsurance contracts.
Operating Segments-Exited Lines
     Our exited lines segment consists principally of North American general liability, commercial and personal auto liability, risk excess and other liability coverages; International pro rata casualty coverages; all business written through PXRE Lloyd’s Syndicate 1224; and credit coverages and finite risk coverages. In the third quarter of 2000, we ceased accepting new and renewal risks at PXRE Lloyd’s Syndicate 1224. We ceased underwriting virtually all of the other non-finite business within the exited lines segment in 2001 and all premiums written and earned relate to reinsurance contracts that were entered into prior to September 2001, but for which coverage had not expired. We ceased underwriting finite risk business in 2004.
     The exited lines segment accounted for negative $0.4 million, negative $1.3 million and $2.4 million of net premiums written in 2006, 2005 and 2004, respectively. Virtually all of the premiums under these contracts have now been earned and we do not expect to report a material amount of premiums in this segment in 2007. In 2006, 2005 and 2004, the exited lines segment produced underwriting losses of $6.6 million, $7.7 million and $22.8 million, respectively. Underwriting losses for the exited lines segment in 2004 related primarily to adverse loss development on a finite contract with Lumbermens Mutual Casualty Company (“LMC”). During the fourth quarter of 2004, this contract was commuted.

     In the fourth quarter of 2005, we sold PXRE Limited, the sole corporate capital provider to PXRE Lloyd’s Syndicate 1224, to Chaucer Holdings PLC (“Chaucer”) and agreed terms for the reinsurance to close of the liabilities of PXRE Lloyd’s Syndicate 1224 into a Lloyd’s syndicate controlled by Chaucer. As part of the transaction, PXRE Bermuda entered into a stop loss reinsurance contract with the Chaucer Syndicate, pursuant to which PXRE Bermuda is obligated to indemnify the Chaucer Syndicate if reinsurance liabilities arising from the PXRE Lloyd’s Syndicate 1224 exceed £6.0 million (approximately $11.6 million), subject to an aggregate limit of liability of £12.0 million (approximately $23.2 million). Prior to the sale, net loss reserves for Lloyd’s Syndicate 1224 were $11.1 million. As of December 31, 2006 and 2005, PXRE Bermuda has $1.1 million of net loss reserves related to the stop loss reinsurance contract.
     The following table presents the distribution of our net premiums written, net premiums earned, losses and loss expenses incurred, commission and brokerage, net of fee income and our underwriting (loss) income for the periods indicated under our exited lines segment.

Exited Lines Segment:	Year Ended December 31,
($000’s)	2006	2005	2004
Net Premiums Written (1)
International	$(499)	$(272)	$(119)
North American	74	(994)	2,469

	$(425)	$(1,266)	$2,350

Net Premiums Earned (1)
International	$(499)	$(268)	$(121)
North American	80	(990)	6,374

	$(419)	$(1,258)	$6,253

Losses and Loss Expenses Incurred
International	$(1,188)	$(4,012)	$(4,618)
North American	7,141	10,764	32,067

	$5,953	$6,752	$27,449

Commission and Brokerage, Net of Fee Income
International	$59	$17	$417
North American	127	(314)	1,180

	$186	$(297)	$1,597

Underwriting (Loss) Income (2)
International	$630	$3,727	$4,080
North American	(7,188)	(11,440)	(26,873)

	$(6,558)	$(7,713)	$(22,793)

(1)	Premiums written and earned are expressed on a net basis (after deduction for ceded reinsurance premiums) in order to more accurately reflect business written for our own account.

(2)	Underwriting (loss) income includes net premiums earned, losses and loss expenses incurred and commission and brokerage net of fee income, but does not include net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains or losses or interest expense. See Note 13 of our consolidated financial statements for additional information regarding our reportable segments and geographic areas.

Business: Underwriting
     In the past, we have pursued a core strategy of short-tail, high-severity, low frequency lines of business. Reinsurance treaties were reviewed for compliance with our general underwriting standards and nearly all treaties were evaluated in part based upon our internal quantitative analysis using our proprietary, internally developed models as well as third party models. We sought to manage our risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage and retrocessional agreements. As we underwrote risks from a large number of clients based on information generally supplied by reinsurance brokers, there was a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. We developed systems and software tools to monitor and manage the accumulation of our exposure to such losses. We established guidelines for maximum tolerable losses from a single or multiple catastrophic events based on historical data and probabilistic risk limits. No assurance, however, can be given that these guidelines for probabilistic risk limits will not be exceeded in an actual event. In fact, these guidelines for probabilistic risk limits for a single event were exceeded by the unprecedented accumulation of exposures in the Hurricane Katrina loss.
     Risk Limits
     We sought to manage our risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage and retrocessional agreements. As we underwrote risks from a large number of clients based on information generally supplied by reinsurance brokers, there was a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. We developed systems and software tools to monitor and manage the accumulation of our exposure to such losses. We established guidelines for maximum probabilistic tolerable losses from a single or multiple catastrophic events based on historical data. However, no assurance can be given that these maximums will not be exceeded in some future catastrophe.
     The purpose of the probabilistic risk limit is to seek to constrain the maximum amount of net loss the Company could incur from a catastrophe event with a given mathematical probability. For calendar year 2006 and prior periods, the Company had established internal risk parameters whereby the Company did not want to lose more than 25% of its beginning of calendar year total “capital” (“capital” being defined as the sum of shareholders’ equity and subordinated debt) from a single large catastrophic event after adjusting the income statement effect of the gross loss from such an event for (a) reinsurance recoveries and net reinstatement premiums received associated with the catastrophic event and (b) the expected profitability of the Company for the calendar year excluding the catastrophic event. Because it is probabilistic, the single event probabilistic risk limit did not seek to be the maximum that could be lost from a particular event. What it did seek to do, based on internal and third-party catastrophe models, was to estimate the amount of loss from an event in each zone with a remote annual probability.

     The largest assumption made in calculating the amount of exposure which could be accepted in compliance with the single event probabilistic risk limit is the perils that are simulated in the third party catastrophe models. The next largest assumption is the frequency assumptions for catastrophes with given physical characteristics. Finally, the exposure information provided by our clients is subject to change throughout the contract term. We assumed that the information we had was correct and made assumptions for any missing data and expected changes in the portfolio during the contract term. All of these assumptions could give rise to potential differences between any actual event and the single event probabilistic risk limit.
     The Company has never exceeded its single event probabilistic risk limit in any event other than Hurricane Katrina. Under the guidelines of the probabilistic risk limits in place during 2005, we sought to limit our gross loss and loss expenses from any single event to $683.0 million. Our gross losses and loss expenses arising from Hurricane Katrina were $771.0 million as of December 31, 2005, which was $88.0 million over our guidelines for the probabilistic risk limits. Several factors contributed to the Company’s exceeding its probabilistic risk limits in Hurricane Katrina. In setting probabilistic risk limits, we are heavily reliant on third party catastrophe models, which did not include flood damage assessments other than storm surge associated with wind events in the US. Although we attempt to account for the flood uncertainty in setting our risk limits, the losses arising from flood coverage provided by our cedents to their policyholders for Hurricane Katrina were more widespread than in past hurricanes. In certain cases, losses were larger than expected for those treaties which saw increases in cedents exposures in the US Gulf Coast from the time they purchased reinsurance from us to the time of Hurricane Katrina. Finally, the unprecedented characteristics of Hurricane Katrina resulted in significant losses under treaties which would not normally be expected to trigger such losses in a hurricane.
     We utilized a two-tier approach to risk management, including both overall risk limits and a portfolio optimization system. Our portfolio optimization system incorporates third-party catastrophe modeling software and internally developed models. Our software tools use exposure data provided by our ceding company clients to simulate catastrophic losses.
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
     Our portfolio was also subject to probabilistic risk limits for the business as a whole, by territory and by type of events.
     We maintain strict limits on our departmental underwriting authority. All risks of up to $1.5 million per treaty program must be approved by a minimum of two underwriters, one of whom must be the department head. All risks above $1.5 million must be referred to our underwriting committee. While the Company was underwriting in 2006, the committee was comprised of our Chief Executive Officer, Chief Operating Officer and two senior underwriters. The number of committee members required for approval of a program increases with the amount of risk involved. One underwriter and at least one member of the underwriting committee other than the underwriter’s department head must approve treaty program lines in excess of $1.5 million and up to $5.0 million. At least two members of the underwriting committee must approve any treaty program lines that are greater than $5.0 million or any programs that are deemed outside the predominant risk distribution of the overall portfolio.
Business: Marketing
     During 2006, we provided reinsurance for international insurance and reinsurance companies headquartered, principally, in the United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia. In the United States, we reinsured national and regional insurance and reinsurance companies and specialty insurance companies.
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
     In both 2006 and 2005, substantially all of gross premiums written were written in the broker market. Approximately 100% of gross premiums written for the year ended December 31, 2006 were arranged through brokers individually representing 10% or more of gross premiums written including Benfield Greig Ltd. (approximately 41%), the worldwide branch offices of Guy Carpenter & Company, Inc., a subsidiary of Marsh & McLennan Companies, Inc. (approximately 22%), Willis Re Inc. (approximately 14%), and Aon Group Ltd. (approximately 12%). The commissions we paid to these intermediaries are generally at the same rates as those paid to other intermediaries. The Company’s policy is not to pay different commission rates based on volume.

Business: Competition
     Our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to most of our reinsurance clients. These ratings downgrades had a significant negative impact on our competitive position within all of our lines of reinsurance business.
     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to the ratings downgrades in February 2006 of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry suffered, and we were unable to retain our reinsurance portfolio or renew existing reinsurance agreements. The downgrades resulted in the loss of virtually all of our reinsurance business as ceding companies and brokers that place such business moved to other reinsurers with higher ratings.
     Competitive forces in the property and casualty reinsurance industry are substantial. We operate in an industry that is highly competitive and is undergoing a variety of challenging developments. The industry has in recent years placed increased importance on credit ratings, size and financial strength in the selection of reinsurers. This trend became more pronounced in the wake of September 11, 2001, with the formation at that time and subsequently, particularly following the losses resulting from Hurricanes Katrina, Rita and Wilma, of many new large, well-capitalized reinsurance companies in Bermuda.
     Many of these start-ups are focusing on the short tail property reinsurance markets in which PXRE has historically competed. Other existing competitors have also formed “side car” reinsurers to supplement their existing capacity to underwrite short tail property reinsurance business. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products that bring together capital markets and reinsurance experience.
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

     It is difficult to accurately measure the annual industry premium related to catastrophe and risk excess reinsurance; and therefore, it is difficult to measure PXRE’s share of this market. Several factors contribute to this lack of market information, including the fact that catastrophe reinsurance is often written by non-public reinsurance companies and public multi-line reinsurance companies often do not disclose the amount of catastrophe and risk excess reinsurance that they write. While we have access to the transactions presented to us, we do not have access to all of the transactions in the market. Furthermore, we may not know the final outcomes of all business submitted to PXRE due to (i) not receiving allocations on all business authorized and (ii) not authorizing all business submitted. As a result of our 2006 ratings downgrades, it is not possible to predict our market share in 2007, but we expect it will be significantly less than 2005.
Business: Ceded Reinsurance Agreements
     We selectively managed our catastrophe exposures and increased our underwriting commitments by retroceding some of our underwritten risks to other reinsurers through various retrocessional arrangements. Our ceded reinsurance underwriting committee consisted of our Chief Executive Officer, Chief Financial Officer and one senior underwriter responsible for the selection of reinsurers as quota share reinsurers or as participating reinsurers in the catastrophe coverage protecting us. Proposed reinsurers are evaluated at least annually based on consideration of a number of factors including the management, financial statements and the historical experience of the reinsurer. This procedure is followed whether or not a rating has been assigned to a proposed reinsurer by any rating organization. All reinsurers, whether obtained through direct contact or the use of reinsurance intermediaries, are subject to our approval. Although management carefully selects our retrocessionaires, we are subject to credit risk with respect to our retrocessionaires because the ceding of risk to retrocessionaires does not relieve us of our liability to clients.
     The following table sets forth certain information regarding the volume of premiums we ceded to other reinsurers pursuant to retrocessional agreements for the periods indicated:

	Year Ended December 31,
($000’s)	2006	2005	2004
Gross premiums written	$138,776	$542,325	$346,035
Reinsurance ceded premiums written:
Quota share reinsurers	191	814	(5,704)
Catastrophe coverage and other	(85,458)	(136,134)	(30,544)

Total reinsurance ceded premiums written	(85,267)	(135,320)	(36,248)

Net premiums written	$53,509	$407,005	$309,787

     The decrease in reinsurance ceded premiums written during 2006 as compared to 2005 was largely due to ceded reinstatement and additional premiums related to Hurricanes Katrina, Rita and Wilma recognized during 2005 compared to virtually none in 2006, offset, in part, by an increase of $57.7 million in ceded premiums written associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event and the related early termination charge of approximately $17.6 million.

     In addition, in the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During 2006, the increase of $16.9 million in other reinsurance related expense was due to the change in fair value of this derivative, principally due to the passage of one year of the transaction’s risk coverage for calendar year 2006. The derivative will also provide $125.0 million of coverage for the period from January 1, 2007 to December 31, 2008 for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event.
     We had reinsurance recoverables of $38.7 million as of December 31, 2006, which represents a 65% decrease from the reinsurance recoverables of $111.9 million at December 31, 2005. Approximately 92% of our reinsurance recoverables at December 31, 2006 are either fully collateralized or reside with entities rated “A-” or its equivalent or higher by A.M. Best or S&P (as of January 2007).
     Our ten largest reinsurance recoverables as of December 31, 2006, ranked by the amount of the reinsurance recoverable, are listed below:

		Amount of
		Reinsurance
	Amount of	Recoverable,
Reinsurer	Reinsurance	Net of
($000’s)	Recoverable	Collateral	Rating(1)
GE ERC Strategic Reinsurance Limited	$16,060	$—	A
Swiss Reinsurance America Corporation	8,030	6,163	A+
Auto Owners Group	2,670	2,290	A+
Tower Insurance Company	2,475	2,475	A -
Everest Reinsurance Limited — UK	1,651	1,651	A+
American Healthcare Indemnity	1,495	1,243	B+
Merrimack Mutual Fire	1,437	1,267	A+
Lloyds 2020 – Wellington	922	824	A
Farm Bureau Group of Iowa	775	—	A
Continental Casualty Company	695	695	A

	$36,210	$16,608

(1)	Ratings were assigned as of January 2007. All ratings were as assigned by A.M. Best.
     All of our outstanding reinsurance recoverables for Hurricanes Katrina, Rita and Wilma were collected as of December 31, 2006.
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
     In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models and our internal analyses of this information. This reserving approach can cause significant development for an accident year. As an event matures, we rely more on our own development patterns by type of event as well as contract information to project ultimate losses for the event. Our loss estimation methods are described in more detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses.” Reserving for catastrophe losses is an inherently uncertain process and there is a risk that our ultimate liability for a catastrophe event will exceed our best estimate of such liability.
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
     Management believes that our overall liability for losses and loss expenses recorded as of December 31, 2006 is adequate. There is a risk that our liability for losses and loss expenses could prove to be greater than expected in any year, because of the inherent uncertainty in the reserving process with a consequent adverse impact on future earnings and shareholders’ equity. Estimating the ultimate liability for losses and loss expenses is an imprecise science subject to variables that are influenced by both internal and external factors.
     Our liability for losses and loss expenses has an average expected duration of 2 years for the catastrophe and risk excess segment and an average duration of 5 years for the exited lines segment.

     Historically, we have focused on property-related coverages. In contrast to casualty losses, which frequently are slow to be reported and may be determined only through the lengthy, unpredictable process of litigation, property losses tend to be reported more promptly and usually are settled within a shorter time period. However, the estimation of losses for catastrophe reinsurers is inherently less reliable than for reinsurers of risks that have an established historical pattern of losses. In addition, we are required to make estimates of losses based on limited information from ceding companies as well as our own underwriting data due to the significant reporting delays that normally occur under our retrocessional book of business and with respect to insured losses that occur near the end of a reporting period. Additionally, our estimates are subject to a high level of uncertainty due to the short period of time that has passed since Hurricanes Katrina, Rita and Wilma occurred, and the extremely complex and unique causation and coverage issues associated with Hurricane Katrina, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments. Our loss estimation methods for these hurricanes are described in more detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses.”
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

     The following table provides a reconciliation of beginning and ending loss and loss expense liabilities under GAAP for the fiscal years ended December 31, 2006, 2005 and 2004. Except with respect to certain workers’ compensation liabilities, discounted by $0.7 million and $0.6 million at December 31, 2006 and 2005, respectively, we do not discount our loss and loss expense liabilities; that is, we do not calculate them on a present value basis.

	Year Ended December 31,
($000’s)	2006	2005	2004
Gross GAAP liability for losses and loss expenses, beginning of year	$1,320,126	$460,084	$450,635
Gross provision for losses and loss expenses:
Occurring in current year	22,856	1,158,583	219,939
Occurring in prior years	(1,604)	22,474	17,570

Total gross provision	21,252	1,181,057	237,509

Gross payments for losses and loss expenses:
Occurring in current year	(4,530)	(111,179)	(18,234)
Occurring in prior years	(739,016)	(202,385)	(213,228)

Total gross payments	(743,546)	(313,564)	(231,462)

Retroactive reinsurance assumed	—	—	(1,037)
Foreign exchange and other adjustments	5,409	(7,451)	4,439

Gross GAAP liability for losses and loss expenses, end of year	$603,241	$1,320,126	$460,084

Ceded GAAP liability for losses and loss expenses, end of year	(35,327)	(107,655)	(61,215)

Net GAAP liability for losses and loss expenses, end of year	$567,914	$1,212,471	$398,869

     In 2005, Hurricanes Katrina, Rita and Wilma accounted for $1,014.5 million of gross incurred losses. During 2006, there was less than $0.5 million of adverse development to our estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma.
     Approximately ninety-five percent of our projected net ultimate incurred loss for Hurricanes Katrina, Rita and Wilma has been formally reported to us as paid or case reserves. However, as of December 31, 2006, we have paid less than 60% of our net incurred loss amounts with respect to these hurricanes. Accordingly, the liability for loss and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes. Our estimation of loss and loss expense liability involves significant uncertainties and is based on complex and subjective judgments. Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses.”
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

     The following table presents the development of our GAAP balance sheet liability for losses and loss expenses for the period 1996 through 2006. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amount of losses and loss expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to such liabilities. The lower portion of the table shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. These estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.
     Each amount in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss determined in 1998 to be $150,000 was first reserved in 1996 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1996-1997 shown below. This table does not present accident or policy year development data.

	Year Ended December 31,
($000’s, except percentages)	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Gross liabilities for losses and loss expenses	$603,241	$1,320,126	$460,084	$450,635	$447,829	$453,705	$251,620	$261,551	$102,592	$57,189	$61,389

Cumulative amount of liability paid through:
One year later		739,016	202,385	213,228	142,803	151,264	85,904	210,519	75,814	29,108	23,708
Two years later			310,784	284,020	320,231	262,860	140,051	265,904	102,526	39,853	40,673
Three years later				338,955	372,655	419,824	172,147	294,211	112,966	47,373	46,545
Four years later					407,776	468,925	287,101	308,432	118,441	50,085	52,220
Five years later						490,462	319,277	332,514	124,796	52,181	54,144
Six years later							329,804	350,467	129,476	54,615	55,863
Seven years later								354,511	139,477	56,330	57,324
Eight years later									141,717	61,699	58,680
Nine years later										62,466	60,681
Ten years later											61,438
Liabilities re-estimated as of:
One year later		1,323,847	478,714	471,368	500,643	499,773	285,959	338,881	135,227	57,280	66,257
Two years later			495,086	464,117	530,053	552,169	307,042	344,773	141,087	52,271	63,292
Three years later				476,620	523,378	588,899	330,963	351,349	139,220	63,151	61,178
Four years later					537,330	581,066	354,300	359,604	140,178	62,664	66,137
Five years later						598,975	345,107	369,589	143,745	63,973	65,819
Six years later							357,163	363,201	145,071	63,706	66,724
Seven years later								367,156	146,559	64,184	65,717
Eight years later									147,152	66,695	65,935
Nine years later										66,409	65,211
Ten years later											64,973

Gross reserves of TREX at date of merger		—	—	—	—	—	—	—	—	—	9,589
Gross reserve for elimination of one quarter lag for UK subsidiary		—	—	—	—	—	—	—	(1,191)	—	—
Gross retroactive accounting		—	—	(1,037)	(8,074)	2,817	2,055	—	—	—	—
Foreign exchange and other adjustments		5,325	2,141	1,128	922	683	592	55	42	38	34

Gross cumulative (deficiency) redundancy through December 31, 2006:
Amount		1,604	(32,861)	(25,893)	(96,654)	(141,770)	(102,895)	(105,550)	(45,709)	(9,182)	6,039
Percentage		0%	(7%)	(6%)	(22%)	(31%)	(41%)	(40%)	(45%)	(16%)	9%
Retrocessional recoveries		8,809	1,647	6,583	18,483	25,762	20,794	30,211	12,199	5,803	(688)

Net cumulative (deficiency) redundancy through December 31, 2006:
Amount		10,413	(31,214)	(19,310)	(78,171)	(116,008)	(82,101)	(75,338)	(33,510)	(3,380)	5,350
Percentage		1%	(8%)	(6%)	(33%)	(56%)	(53%)	(47%)	(48%)	(8%)	10%

     In calendar year 2006, we experienced net favorable development of $10.4 million. In calendar years 2005, 2004, 2003 and 2002 we experienced net adverse development of $23.9 million, $12.0 million, $44.7 million and $23.9 million, respectively.
     During 2006, we experienced net favorable development of $10.4 million for prior-year losses and loss expenses, comprised of $16.3 million of favorable development on our catastrophe and risk excess segment and $5.9 million of adverse development on our exited lines segment. The $16.3 million of prior year favorable development in the catastrophe and risk excess segment was primarily related to favorable reported loss activity on our prior-year non-significant catastrophe losses. During 2006, there was no material change to our estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma. Prior year losses in the exited lines segment increased because of higher than expected reported claims.
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
     During 2003, we experienced net adverse development of $44.7 million for prior-year losses and loss expenses, $21.8 million of which was due to loss development on our exited direct casualty reinsurance operations, $8.8 million adverse development from aerospace claims arising to a significant degree from our first receipt of notice that the increase in industry losses related to a 1998 air crash had resulted in the exhaustion of deductibles under three aerospace contracts between PXRE and Reliance Insurance Company and $8.2 million of development from finite contracts, $7.3 million of which related to the LMC XOL Contract noted above.

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
     During 2002, we experienced net adverse development of $23.9 million for prior-year losses and loss expenses, with $16.9 million from our exited lines segment, $16.2 million of which was due to adverse loss development on our exited direct casualty reinsurance operations.
     In each of the calendar years 2001 to 2006, our exited direct casualty business had sustained losses beyond what was originally estimated. We underwrote this business primarily from 1999 to 2001. Initially, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses,” we utilized several loss reserving techniques, including those which were dependent on industry loss reporting patterns as provided by various industry sources, estimates of pricing adequacy as measured by the expected loss ratio, and earned premiums. As the data and the business have matured, we have placed more weight on loss development techniques that rely on the loss reporting pattern and reported losses. As a result of shifting to actuarial methodologies more appropriate to a seasoned portfolio as well as new information from both the industry and clients, we have re-estimated our incurred losses recorded related to our direct casualty business for several years.
     During 2000, we experienced net adverse development of $59.6 million for prior-year losses and loss expenses, $43.4 million of which was due to loss development from catastrophic events that occurred late in 1999. In the last week of December 1999, French storms Lothar and Martin resulted in significant losses to several of our reinsureds. Because of the lateness in the year of the storms’ occurrences and the unprecedented nature of the catastrophes, only limited relevant data could be obtained from both our clients and the industry by the time the loss reserving estimates were required to be determined. As a result, our reserves (which utilize industry data as a check on client-supplied data) were increased in subsequent years due to the events that occurred at year-end 1999. There was a similar result in the estimation of losses due to Hurricane George, which occurred in 1998, in that industry wide losses were significantly underestimated.
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

     The adverse development in each of the years discussed above is due to a variety of factors outlined in the section “Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses”, including late reporting by clients (particularly retrocedents) and the imprecise nature of the actuarial science accentuated when the risk is catastrophe coverage rather than large numbers of homogeneous small dollar risks. Our reserving assumptions are updated on an ongoing basis as new information becomes available to minimize this residual adverse development, which arises from many causes.
     Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate the future adequacy or inadequacy of our reserves based on the foregoing.
Business: Investments
     In 2006, our investment strategy focused on maintaining the majority of our investment portfolio in high quality fixed income investments and short-term securities. As of December 31, 2006, approximately 98.7% of our investment portfolio was comprised of fixed maturity and short-term securities with a weighted average credit rating of AAA and approximately 1.3% of our portfolio was comprised of investments in four different hedge funds and other limited partnerships. One of our goals with respect to the investment portfolio is to achieve a low correlation between risks in our underwriting operation and risks in our investment portfolio. We utilize outside portfolio managers to manage our investments, with strict oversight by management and our Board of Directors.
     We have established general procedures and guidelines for our investment portfolio. General Re-New England Asset Management, Inc. (“NEAM”) and Mariner Investment Group, Inc. (“Mariner”), a specialist in alternative investments, are our principal investment managers. Our investment policies stress conservation of principal, diversification of risk and liquidity. As of December 31, 2006, our invested assets consist primarily of bonds with fixed maturities and short-term investments, but also include limited amounts of hedge funds and other non-hedge fund limited partnership investments. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
     At December 31, 2006, we had, at fair value, $517.8 million in fixed maturities, $671.2 million in short-term investments (which we define as investments which have an original maturity of one year or less), $12.8 million in hedge funds, and $2.4 million in other invested assets that are comprised of other limited partnerships. See Note 4 of Notes to Consolidated Financial Statements. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy Disclosures – Valuation of Investments” and Item 7A. “Investments” for further information regarding our investment portfolio, including our hedge fund portfolio.
     Subsequent to, and as a result of, the downgrades in our ratings that occurred in February 2006, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 92% of such proceeds were received by December 31, 2006. The remainder is expected to be received by June 30, 2007. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.

     The following table summarizes our investments at December 31, 2006 and 2005 at carrying value:

	Analysis of Investments
	December 31, 2006		December 31, 2005
($000’s, except percentages)	Amount	Percent	Amount	Percent
Fixed maturities:
United States government securities	$54,200	4.5%	$57,415	3.5%
Foreign denominated securities	15,497	1.3	25,796	1.5
United States government sponsored agency debentures	53,426	4.4	190,591	11.6
United States government sponsored agency mortgage-backed securities	131,069	10.9	171,199	10.4
Other mortgage and asset-backed securities	166,765	13.9	418,829	25.4
Obligations of states and political subdivisions	1,243	0.1	1,526	0.1
Corporate securities	95,551	7.9	368,688	22.4

Total fixed maturities	517,751	43.0	1,234,044	74.9
Short-term investments	671,197	55.7	261,076	15.9

Total fixed maturities and short-term investments	1,188,948	98.7	1,495,120	90.8
Hedge funds	12,766	1.1	148,230	9.0
Other invested assets	2,427	0.2	3,142	0.2

Total investment portfolio	$1,204,141	100.0%	$1,646,492	100.0%

     At December 31, 2006, the fair value of our investment portfolio exceeded its cost by $2.5 million, of which $1.9 million related to unrealized appreciation from hedge funds and other invested assets and $0.6 million related to unrealized appreciation on fixed maturities. At December 31, 2005, the fair value of our investment portfolio exceeded its cost by $9.4 million, of which $15.9 million related to unrealized appreciation from hedge funds and other invested assets, offset in part by $6.5 million of unrealized depreciation on fixed maturities.
     The following table indicates the composition of our fixed maturity and short-term investments at fair value, by time to maturity at December 31, 2006 and 2005:

	Composition of Investments by Maturity
	December 31, 2006		December 31, 2005
($000’s, except percentages)	Amount	Percent	Amount	Percent
Maturity (1)
One year or less	$744,658	62.6%	$460,435	30.8%
Over 1 year through 5 years	378,357	31.8	883,594	59.1
Over 5 years through 10 years	60,565	5.1	145,891	9.8
Over 20 years	5,368	0.5	5,200	0.3

Total fixed maturities and short-term investments	$1,188,948	100.0%	$1,495,120	100.0%

(1)	Based on expected maturity dates, which consider call options and prepayment assumptions.
     The average yield to maturity of our fixed maturities portfolio, including short-term investments at December 31, 2006 and 2005 was approximately 5.3% and 4.7%, respectively.

     The following table indicates the composition of our fixed maturities portfolio, at fair value, excluding short-term investments, by rating at December 31, 2006 and 2005:

		Composition of
	Fixed Maturities Portfolio By Rating (1)
	December 31, 2006		December 31, 2005
($000’s, except percentages)	Amount	Percent	Amount	Percent
United States government securities	$54,200	10.5%	$57,415	4.7%
Foreign denominated securities
Aaa and/or AAA	15,497	3.0	23,998	1.9
Aa2 and/or AA	—	—	1,798	0.2
United States government sponsored agency debentures
Aaa and/or AAA	52,924	10.2	190,086	15.4
Aa2 and/or AA	502	0.1	505	—
United States government sponsored agency mortgage-backed securities	131,069	25.3	171,199	13.9
Other mortgage and asset-backed securities
Aaa and/or AAA	166,036	32.1	415,920	33.7
Aa2 and/or AA	729	0.1	2,866	0.2
Not rated or below BB	—	—	43	—
Obligations of states and political subdivisions
Aaa and/or AAA	753	0.1	1,040	0.1
Aa2 and/or AA	490	0.1	486	—
Corporate securities
Aaa and/or AAA	15,952	3.1	18,316	1.5
Aa2 and/or AA	18,459	3.6	54,115	4.4
A2 and/or A	35,502	6.9	256,283	20.8
Baa2 and/or BBB	20,470	3.9	34,774	2.8
Ba2 and/or BB	—	—	5,200	0.4
Not rated or below BB	5,168	1.0	—	—

Total fixed maturities	$517,751	100.0%	$1,234,044	100.0%

Aaa and/or AAA	$436,431	84.3%	$877,974	71.2%
Aa2 and/or AA	20,180	3.9	59,770	4.8
A2 and/or A	35,502	6.9	256,283	20.8
Baa2 and/or BBB	20,470	3.9	34,774	2.8
Ba2 and/or BB and/or below	5,168	1.0	5,243	0.4

Total fixed maturities	$517,751	100.0%	$1,234,044	100.0%

(1)	Ratings as assigned by Moody’s and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations. Where Moody’s and S&P have different ratings for a security, the lower rating is used for classification.

     The following table summarizes our fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2006:

	One Year or Less		Over One Year
		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss
United States government securities	$1,051	$(7)	$47,627	$(1,180)
United States government sponsored agency debentures	7,715	(59)	22,021	(596)
United States government sponsored agency mortgage-backed securities	—	—	15,813	(588)
Other mortgage and asset-backed securities	359	(1)	47,254	(1,429)
Obligations of states and political subdivisions	—	—	1,044	(16)
Corporate securities	3,013	(20)	47,501	(1,464)

Total temporarily impaired securities	$12,138	$(87)	$181,260	$(5,273)

     During the year ended December 31, 2006, PXRE recorded $7.3 million in other than temporary impairment charges, $0.4 million of which was recovered due to sales of securities during the third and fourth quarters of 2006. The other than temporary impairment charges recorded in the current year relate to investments that the Company may not have the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred in February 2006.
     Unrealized losses amounting to $1.1 million of the total unrealized loss on fixed maturity investments as of December 31, 2006 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities.
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

     During the year ended December 31, 2005, PXRE recorded $11.8 million in other than temporary impairment charges. The other than temporary impairment charges recorded in 2005 relate to investments that the Company may not have had the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred in February 2006.

     Unrealized losses amounting to $1.2 million of the total unrealized loss on fixed maturity investments as of December 31, 2005 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities.
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

	Year Ended December 31,
	2006		2005
Actual vs. Benchmark Total Return	Actual	Benchmark	Actual	Benchmark
Fixed maturities	4.2%	3.8%	2.4%	1.9%
Short-term investments	5.0%	5.2%	3.3%	3.5%
Total fixed maturities and short-term investments	4.6%	4.4%	2.6%	2.2%
Hedge funds	9.1%	9.3%	8.5%	6.5%
Other invested assets	30.7%	9.3%	0.7%	6.5%
Total investment portfolio	4.8%	4.7%	3.2%	2.7%
     Our diversified managed hedge fund strategy has generated only two quarters of negative returns over the past ten years.
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
     The property catastrophe reinsurance market is highly sensitive to the ratings assigned by the rating agencies. In the aftermath of Hurricane Katrina, each of the major rating agencies placed the credit ratings of our reinsurance subsidiaries on CreditWatch negative or the equivalent. On February 16, 2006, A.M. Best downgraded its financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “A-” to “B++” with a negative outlook. In February, 2006, A.M. Best further downgraded its financial strength ratings on these entities from “B++” to “B+” with a negative implication and S&P downgraded its counterparty credit and financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications. Thereafter S&P further downgraded its counterparty credit and financial strength ratings on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-” and Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade. Subsequently, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade. In April, 2006, after finding that operational ratings below the critical “A” category provided little value for a reinsurer, we announced that we had requested that the major credit rating agencies withdraw their financial strength and claims paying ratings of the Company and its operating subsidiaries. In the wake of this request, A.M. Best downgraded its financial strength ratings of PXRE Reinsurance and PXRE Bermuda from “B+” to “B” and withdrew these ratings; S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB-” to “BB+” and then withdrew these ratings; and Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa3” to “Ba2” and then withdrew this rating.
     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to the ratings downgrades and withdrawal of the operational ratings of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the insurance industry has suffered and we have been unable to retain our reinsurance portfolio and renew many of our existing reinsurance agreements. These downgrades resulted in a substantial loss of business as ceding companies and brokers that place such business moved to other reinsurers with higher ratings. A change in any such rating is at the discretion of the respective rating agencies.
     It is increasingly common for our assumed reinsurance contracts to contain terms that would allow our clients to cancel the contract if we are downgraded below various rating levels by one or more rating agencies. Whether a client would exercise such rights would depend, among other things, on the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, and the pricing and availability of replacement reinsurance coverage. As of January 1, 2006, more than 75% of our business (by premium volume) was subject to contractual provisions allowing clients additional rights upon a decline in PXRE’s ratings or capital. As of December 31, 2006, almost all of the Company’s reinsurance contracts had either been cancelled, non-renewed or expired.
     Subsequent Event
     On March 14, 2007, we announced a merger with Argonaut and the formation of Peleus Re. A.M. Best has granted a financial strength rating of “A-” to Peleus Re and has re-rated PXRE Bermuda and PXRE Reinsurance “B+.” No assurance can be given that these ratings will be retained if the merger with Argonaut is not consummated.

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
     Since our ratings downgrades in February 2006, we have maintained active communications with the BMA. As a result of these communications and as a precondition to the licensing of Peleus Re, PXRE Bermuda has agreed to submit to additional regulatory oversight by the BMA. We agreed that effective March 12, 2007 PXRE Bermuda will not write any insurance business other than intra-group reinsurance in support of Peleus Re without the approval of the BMA.
     We have also agreed with the BMA that effective March 12, 2007, PXRE Bermuda, before reducing its total statutory capital by 10% or more, in the aggregate, as set out in its previous year’s financial statements, in any calendar year, shall apply to the BMA for its approval. Notwithstanding the foregoing, PXRE Bermuda may reduce its total statutory capital, as set out in its previous year’s financial statements, by less than 10%, in the aggregate in any calendar year, provided that at least fourteen days before payment of such distribution it files with the BMA a certificate signed by the insurer’s principal representative and two of its directors which states that, in the opinion of those signing the certificate; the return and reduction of statutory capital will not cause the insurer to fail to meet its relevant margins.
     Additionally, PXRE Bermuda, before declaring a dividend in respect of any financial year which would exceed 20% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, must apply to the BMA for its approval. Notwithstanding the foregoing, PXRE Bermuda may declare and pay dividends in respect of any financial year which would not exceed 20% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year provided that at least fourteen days before payment of such dividend it files with the BMA a certificate signed by its principal representative and two of its directors which states that, in the opinion of those signing the certificate; the payment of such dividend will not cause PXRE Bermuda to fail to meet its relevant margins.
     The Act provides that the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. PXRE Bermuda, as a Class 4 insurer, is required to maintain a minimum solvency margin equal to the greatest of: (a) $100.0 million, (b) 50% of net premiums written (with a deduction for ceded reinsurance from gross premiums written not exceeding 25% of gross premiums written) or (c) 15% of loss reserves. In addition, PXRE Bermuda is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. If its total statutory capital and surplus falls to $75.0 million or less, it will have to comply with additional reporting requirements as mandated by the BMA.
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
     At December 31, 2006, PXRE Bermuda’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Act.

     As a registered Class 4 insurer, PXRE Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense reserves. The appointment of the loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Malkie Mayer, ACAS, MAAA of PXRE Reinsurance has been approved to act as PXRE Bermuda’s loss reserve specialist.
     Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of our common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to it that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of our Common Shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offence.
     The BMA may at any time, bv written notice, object to a person holding 10 percent or more of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our common shares and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.
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
     In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval during 2007. During 2006, PXRE Reinsurance did not pay any dividends. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Resources.”

     Additionally, Connecticut has adopted regulations respecting certain minimum capital requirements for property and casualty companies, based upon a model adopted by the National Association of Insurance Commissioners (the “NAIC”). The NAIC assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. The risk-based capital regulations adopted provide for the use of a formula to measure statutory capital and surplus needs based on the risk characteristics of a company’s products and investment portfolio to identify weakly capitalized companies. As of December 31, 2006, PXRE Reinsurance’s statutory capital and surplus was $138.0 million and substantially exceeded its calculated risk-based capital authorized control level, which was $15.4 million.
     The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. For the years ended December 31, 2006, 2005 and 2004, PXRE Reinsurance’s results were within the usual values for each of the thirteen ratios, except for one ratio in 2006, five ratios in 2005 and three ratios in 2004. The one ratio that fell outside the range in 2006, a two year average operating ratio, was due to increased losses primarily due to losses incurred from Hurricanes Katrina, Rita and Wilma, including an $80.0 million full limit loss on an excess of loss agreement where PXRE Reinsurance reinsured PXRE Bermuda. The five ratios that fell outside the range in 2005 were due to (a) decreases in net writings in 2005 due to an increase in net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) increased losses and decreased surplus primarily due to losses incurred from Hurricanes Katrina, Rita and Wilma, including an $80.0 million full limit loss on an excess of loss agreement where PXRE Reinsurance reinsured PXRE Bermuda. The three ratios that fell outside the range in 2004 were due to (a) decreases in net writings in 2004 due to a decrease in finite premiums in 2004 compared to 2003 and net premiums written by PXRE Bermuda previously written by PXRE Reinsurance, (b) decreased investment yield associated with general market conditions and (c) decreased surplus primarily due to dividends paid and distributions.
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
Business: Employees
     We employed 45 full-time employees at December 31, 2006. No employees are represented by a labor union, and management considers its relationship with employees to be satisfactory.
     In the wake of the ratings downgrade and withdrawal in early 2006, we lost approximately 22% of our employees, including our Chief Operating Officer and the majority of our underwriters. Our ability to continue to operate our business and to implement the business plan contemplated under the Merger Agreement entered into by the Company and Argonaut is dependent on our ability to retain our management and other key employees.
     A significant number of the PXRE’s Bermuda based employees, including the Chief Executive Officer of the Company and PXRE Bermuda, are employed pursuant to work permits granted by Bermuda authorities. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards for the advertised position. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. A significant number of our key officers, including our Chief Executive Officer, an executive vice president and key reinsurance underwriters are working in Bermuda under work permits that will expire over the next year. The Bermuda government could refuse to extend these work permits. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.
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
     We will deliver any of these corporate governance documents free of charge upon request by any investor. Investors should contact Sard Verbinnen, our regularly retained investor relations consultant by calling James Tully at 1-212-687-8080 to request any of those documents.
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

Item 3. Legal Proceedings
     Between May 3, 2006 and June 16, 2006, several class action lawsuits were filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Each of the class action complaints asserts nearly identical claims and alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The class action complaints allege, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) the full impact on PXRE’s business of Hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) the doubling of PXRE’s cost of the 2005 Hurricanes to an estimated $758 million to $788 million; and (3) the magnitude of the loss to PXRE and PXRE’s potential loss of its financial-strength and credit ratings from A.M. Best . Further, the complaints allege, based on the foregoing asserted facts, that PXRE’s statements with respect to its loss estimates for the 2005 hurricane season lacked any reasonable basis. The class actions seek an unspecified amount of damages, as well as other forms of relief. A motion to appoint a lead plaintiff and consolidate all of the class actions into a single proceeding is currently pending before the court.
     On February 21, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Common Shares
     The Company’s common shares are listed on the New York Stock Exchange under the symbol “PXT.” The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company’s common shares as reported by the New York Stock Exchange and cash dividends per common share declared and subsequently paid:

	Closing Price
	High	Low	Dividends
2006:
First Quarter	$13.26	$3.01	$—
Second Quarter	4.07	3.17	—
Third Quarter	4.20	3.49	—
Fourth Quarter	4.94	4.15	—

2005:
First Quarter	$27.11	$24.62	$0.06
Second Quarter	25.22	22.99	0.12
Third Quarter	25.59	13.46	0.12
Fourth Quarter	13.71	10.22	0.12
     As of March 12, 2007, the closing sale price of the Company’s common shares on the New York Stock Exchange was $4.54
     Upon and as a closing condition to the proposed merger with Argonaut, PXRE’s common shares will be delisted from the New York Stock Exchange and will be quoted on the NASDAQ.
     As of March 12, 2007, there were 72,342,119 common shares issued and outstanding, which shares were held by approximately 175 shareholders of record and, based on the Company’s best information, by approximately 11,400 beneficial owners of the common shares. See Notes 11 and 12 of Notes to Consolidated Financial Statements for information with respect to shares reserved for issuance under employee benefit and stock option plans.
     In April 2002, the Company issued 15,000 Convertible Voting Preferred Shares (the “Preferred Shares”). As of March 12, 2007, there were 5,813 Preferred Shares outstanding that are ultimately convertible into 5.2 million common shares, representing approximately 6.7% of the Company’s outstanding common shares on a fully diluted basis as of March 12, 2007. See “Market for Registrant’s Common Equity and Related Shareholder Matters—Preferred Shares” below.
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

Preferred Shares
     As of December 31, 2006 there were 5,813.20 shares of Preferred Stock outstanding. These shares are allocated to three series as follows: 3,168.532 Series A Preferred Shares, 1,588.492 Series B Preferred Shares and 1,056.176 Series C Preferred Shares. The material terms and provisions of the rights, preferences and privileges of the Preferred Shares and Convertible Common Shares are contained in the Description of Stock for Series A Convertible Voting Preferred Shares, Series B Convertible Voting Preferred Shares, Series C Convertible Voting Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting Common Shares.
     For each series, each Preferred Share, in whole or in part, is convertible at any time at the option of the holder into Convertible Common Shares for such series. The number of Convertible Common Shares per Preferred Share issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the Preferred Shares plus accrued but unpaid dividends thereon, by the conversion price then in effect. As of December 31, 2006 the adjusted conversion price was $11.28.
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
     In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At December 31, 2006, PXRE has incurred $40.5 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of December 31, 2006, the adjusted conversion price was $11.28.
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
     Subsequent Event
     In connection with the proposed merger with Argonaut, the Preferred Shareholders have agreed to consent to the merger, forego future dividends and convert their preferred shares into common shares upon the closing of the merger. As consideration for such consent foregone dividends and conversion, the conversion price was reduced from $11.28 to $6.24 provided that such reduction shall be null and void if the merger is not consummated.
Convertible Common Shares
     As of December 31, 2006, there were 8.9 million Convertible Common Shares outstanding, including 1.8 million Class B Convertible Common Shares issued on exchange of the Company’s Series D Preferred Shares upon affirmative vote of the shareholders’ on November 18, 2005. Except as otherwise provided, each class of Convertible Common Shares shall have the same rights, preferences and restrictions as common shares. The Convertible Common Shares shall automatically convert into common shares on a one-for-one basis upon a transfer of record ownership thereof to any person other than the original purchasers, or any of their respective affiliates or limited partners (including, without limitation, in connection with a public offering of such shares), or a person approved by our Board of Directors in its sole discretion. Convertible Common Shares may be converted at the option of the holder thereof into common shares on a one-for-one basis at any time that such holder would be entitled to vote Preferred Shares generally in the election of directors in accordance with the Description of Stock. Our Class IV directors are designated solely by holders of our convertible common shares and preferred shares. The holders of convertible common shares do not vote for any other class of directors.
     Subsequent Event
     Upon the closing of the merger, all Convertible Common Shares will be converted into Common Shares.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
($000’s except per share data and ratios)	(1)(2)(3)(4)	(1)(2)	(1)(2)
Income Statement Data:
Gross premiums written	$138,776	$542,325	$346,035	$339,140	$366,768
Premiums ceded	(85,267)	(135,320)	(36,248)	(60,729)	(72,285)

Net premiums written	53,509	407,005	309,787	278,411	294,483
Change in unearned premiums	31,020	(18,681)	(1,715)	42,522	(25,123)

Net premiums earned	84,529	388,324	308,072	320,933	269,360
Net investment income	60,654	45,292	26,178	26,931	24,893
Net realized investment (losses) gains	(7,809)	(14,736)	(150)	2,447	8,981
Fee income	428	941	1,785	5,014	3,432

Total revenues	137,802	419,821	335,885	355,325	306,666

Losses and loss expenses incurred	12,443	1,011,523	226,347	157,598	125,361
Commission and brokerage	19,126	49,900	36,111	47,360	53,391
Other reinsurance related expense	17,862	936	—	—	—
Operating expenses	43,373	36,208	41,293	39,701	34,228
Foreign exchange losses (gains)	1,444	(1,547)	80	143	(273)
Interest expense	14,455	14,452	14,389	2,506	2,939
Minority interest in consolidated subsidiaries (1)(2)	—	—	—	10,528	8,646

Total losses and expenses	108,703	1,111,472	318,220	257,836	224,292

Income (loss) before income taxes, cumulative effect of accounting change and convertible preferred share dividends	29,099	(691,651)	17,665	97,489	82,374
Income tax provision (benefit)	597	5,907	(6,234)	841	17,829

Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	28,502	(697,558)	23,899	96,648	64,545
Cumulative effect of accounting change, net of tax	—	—	(1,053)	—	—

Net income (loss) before convertible preferred share dividends	$28,502	$(697,558)	$22,846	$96,648	$64,545

Convertible preferred share dividends	4,864	7,040	14,018	13,113	9,077

Net income (loss) to common shareholders	$23,638	$(704,598)	$8,828	$83,535	$55,468

	Year Ended December 31,
($000’s except per share data and ratios)	2006		2005	2004	2003	2002
Ratio of earnings to fixed charges (5)		2.46	—	1.71	5.22	4.64
Ratio of earnings to combined fixed charges and convertible preferred share dividends (5)		1.97	—	1.06	3.32	3.07

Basic earnings per common share:
Income (loss) before cumulative effect of accounting change and convertible preferred share dividends		$0.40	$(21.43)	$1.65	$8.06	$5.47
Cumulative effect of accounting change	$		$—	$(0.07)	$—	$—
Net income (loss) available to common shareholders		$0.33	$(21.65)	$0.61	$6.97	$4.70

Average common shares outstanding		71,954	32,541	14,433	11,992	11,802

Diluted earnings per common share:
Net income (loss) before cumulative effect of accounting change and convertible preferred share dividends(6)		$0.40	$(21.65)	$1.59	$4.10	$3.28
Cumulative effect of accounting change		$—	$—	$(0.07)	$—	$—
Net income (loss) (6)		$0.33	$(21.65)	$0.59	$4.10	$3.28

Average common shares outstanding (6)		71,959	32,541	14,989	23,575	19,662

Cash dividends per common share		$—	$0.42	$0.24	$0.24	$0.24

Other Operating Data:
GAAP loss ratio (7)		14.7%	260.5%	73.5%	49.1%	46.5%
GAAP expense ratio (7)		73.7	21.9	24.5	25.6	31.3

GAAP combined ratio (7)		88.4%	282.4%	98.0%	74.7%	77.8%

	As of December 31,
($000’s except per share data)	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and investments	$1,216,392	$1,660,996	$1,165,208	$1,012,327	$805,331
Total assets	1,401,343	2,116,047	1,454,416	1,359,647	1,237,142
Losses and loss expenses	603,241	1,320,126	460,084	450,635	447,829
Subordinated debt (1)(2)	167,089	167,081	167,075	—	—
Minority interest in consolidated subsidiaries (1)(2)	—	—	—	156,841	94,335
Debt payable	—	—	—	—	30,000
Total shareholders’ equity	496,767	465,318	696,555	564,516	453,464
Book value per common share (8)	$6.41	$6.01	$21.30	$22.24	$20.33
Statutory capital and surplus:
PXRE Reinsurance Ltd.	$564,209	$530,775	$749,084	$425,839	$70,609
PXRE Reinsurance Company	$137,974	$126,991	$224,926	$425,210	$457,217

(1)	In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires consolidation of all “Variable Interest Entities” (“VIEs”) by the “primary beneficiary,” as these terms are defined in FIN 46R. The adoption of this statement during the quarter ended March 31, 2004, resulted in PXRE deconsolidating the five special purpose trusts which issued PXRE’s trust preferred securities. As a result, the subordinated loans from the trusts are reflected as liabilities under the caption “Subordinated debt” on PXRE’s December 31, 2006 and 2005 Consolidated Balance Sheets, while PXRE’s minority investments of approximately $5.2 million in such trusts in the form of equity, which prior to March 31, 2004 were eliminated on consolidation, are reflected as assets under the caption “Other assets” with a corresponding increase in liabilities under the caption “Subordinated debt.” FIN 46R did not permit these changes to be made retroactively. In addition, gains on the repurchase of $5.2 million of PXRE’s trust preferred securities in prior periods of $1.1 million, net of tax, that were previously accounted for as extinguishments of debt, were reversed during the quarter ended March 31, 2004 and presented as a cumulative effect of an accounting change in PXRE’s Consolidated Statements of Operations and Comprehensive Operations during 2004. These repurchased securities are reflected in PXRE’s December 31, 2006 and 2005 Consolidated Balance Sheets under the caption “Fixed Maturities: Available-for-sale.”

(2)	In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability or an asset in some circumstances. PXRE adopted this statement during the quarter ended September 30, 2003; however, due to certain parts of this statement being deferred by the FASB, the adoption of this statement did not have any impact on PXRE’s Consolidated Financial Statements, financial position or results of operations until the quarter ended March 31, 2004. Accordingly, as of 2004, PXRE’s capital trust pass-through securities were reclassified on its Consolidated Balance Sheet to liabilities and entitled “Subordinated debt.” In PXRE’s Consolidated Statements of Operations and Comprehensive Operations for the years ended December 31, 2006, 2005 and 2004, the interest expense related to these securities was included with “Interest expense,” whereas for the years ended December 31, 2003 and 2002 it was included with “Minority interest in consolidated subsidiaries” as SFAS 150 did not permit these changes to be made retroactively.

(3)	At January 1, 2006, PXRE adopted the FASB SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income (loss) prior to the year ended December 31, 2006. PXRE’s adoption of SFAS 123R did not and has not had a material effect on net income.

(4)	In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of SFAS No. 87, 88, 106 and 132R. This statement represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The statement does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. PXRE adopted the portion of the statement which requires recognition of the funded status of a defined benefit postretirement plan and the disclosure requirements as of December 31, 2006. The adoption of this statement resulted in PXRE recording a charge of $0.7 million in “Accumulated other comprehensive loss” in its Consolidated Balance Sheet as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.

(5)	The ratios of earnings to fixed charges were determined by dividing consolidated earnings by total fixed charges. For purposes of these computations, (i) earnings consist of consolidated income before considering income taxes, fixed charges and minority interest, and (ii) fixed charges consist of interest on indebtedness, interest expense on premiums withheld under certain ceded reinsurance contracts and that portion of rentals which is deemed by PXRE’s management to be an appropriate interest factor. Earnings were inadequate to cover fixed charges by $691.7 million and $22.5 million for the years ended December 31, 2005, and 2001 respectively. The ratios of earnings to combined fixed charges and preferred dividends were determined by dividing consolidated earnings by total fixed charges and preferred dividends. Earnings were inadequate to cover fixed charges and preferred dividends by $698.7 million and $22.5 million for the years ended December 31, 2005 and 2001 respectively.

(6)	In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that companies assess the impact on both the balance sheet and the statement of operations when quantifying and evaluating the materiality of a misstatement. Under SAB 108, adjustment of the financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact on adopting SAB 108 was determined by the Company to be immaterial and does not require previously filed reports to be amended. The provisions of SAB 108 must be applied to financial statements for fiscal years ending after November 15, 2006.

The 2004 net income per diluted common share for the year ended December 31, 2004 and the net income per diluted common share for the three months ended June 30, 2006 and September 30, 2006 have been adjusted for immaterial errors with respect to the anti-dilutive nature of convertible preferred share dividends and therefore the amounts presented herein do not agree with previously issued consolidated financial statements.

(7)	The loss, expense and combined ratios included under “Other Operating Data” have been derived from our Consolidated Statements of Operations and Comprehensive Operations prepared in accordance with GAAP. The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and the operating expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses. The combined ratio does not reflect the effect of net investment income, other reinsurance related expense or other fee income on underwriting results.

(8)	Book value per share has been derived from our Consolidated Statements of Operations and Comprehensive Operations prepared in accordance with GAAP. Book value per share is the result of dividing shareholders’ equity by the sum of the common shares issued and outstanding and the number of common shares that the issued and outstanding preferred shares convert to.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is comprised of an overview of the Company, critical accounting policy disclosures, comparisons of operating results between periods, a discussion of our financial condition and results of operations at December 31, 2006 and disclosure of certain risks and uncertainties. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may vary materially from the results described or implied by these forward-looking statements.
Overview
     PXRE Group Ltd. is an insurance holding company organized in Bermuda. We provide reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business has been catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums written for the year ended December 31, 2006.
     On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. We also announced our intention to explore strategic alternatives due to concerns about the hurricane losses and the resulting potential negative impact on our credit ratings. Following these announcements, in February 2006 our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability because they have impaired our ability to retain and renew our existing reinsurance business. In light of the negative consequences of rating downgrades, our Board of Directors determined that we should evaluate strategic alternatives to our operating approach at that time and decided to retain Lazard (which has since been succeeded by KBW) as a financial advisor to assist in the strategic exploration process.
     Since the downgrade and withdrawal of our credit ratings in early 2006, we have not underwritten any material new reinsurance contracts or renewed any of our expiring reinsurance contracts. During 2006, most of our clients exercised their contractual rights to terminate their reinsurance contracts with us as a result of the decline in our ratings and capital. In order to manage our peak zone catastrophe exposures, the Company had also selectively allowed extra-contractual cancellations on certain contracts that do not contain cancellation provisions triggered by rating downgrades. As of January 1, 2007, virtually all of our in-force assumed reinsurance contracts had expired and we have no remaining material exposure to future catastrophe events at that date.
     We had net income before convertible preferred share dividends of $28.5 million in 2006 compared to a net loss before convertible preferred share dividends of $697.6 million in 2005. The primary cause of the 2005 net loss was the net impact of catastrophe losses arising from

Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums. The Company had $84.5 million in net premiums earned during the year ended December 31, 2006, as compared to $388.3 million in the prior year.
     Subsequent Event
     Proposed Merger with Argonaut Group, Inc.
     On March 14, 2007, the Board of Directors concluded its strategic alternative evaluation process and announced that we had entered into a Merger Agreement with Argonaut. Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors of both companies, Argonaut stockholders will receive subject to certain adjustments, 6.4672 PXRE common shares in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common shares will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common shares and convertible voting preferred shares. Argonaut stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to PXRE common stock, subject to adjustment to reflect the exchange ratio.
     Upon completion of the merger, PXRE will be renamed “Argo Group International Holdings, Ltd.” and its common shares will be delisted from the New York Stock Exchange and relisted on the NASDAQ.
     Completion of the merger, which is expected to occur in the third quarter of 2007, is subject to various conditions, including (1) receipt of approvals of the holders of PXRE and Argonaut common stock, (2) receipt of regulatory approvals, and (3) effectiveness of the Form S-4 registration statement relating to the PXRE common stock to be issued in the merger and (4) listing of the PXRE common stock on the NASDAQ.
     The merger agreement contains certain termination rights for both us and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the merger agreement could obligate PXRE to pay a termination fee of $20 million.
     Argonaut underwrites specialty commercial insurance in niche areas of the property and casualty insurance market. Argonaut offers property and casualty insurance products through eleven wholly-owned insurance companies. Collectively, the insurance subsidiaries are admitted to write insurance in all fifty states and in the District of Columbia, Guam and the U.S. Virgin Islands and are authorized to write insurance on a surplus lines basis in all fifty states.
     Argonaut targets niches in which it can develop a leadership position and which Argonaut believes will generate underwriting profits. Argonaut has stated that its growth has been achieved both organically through an operational strategy focused on underwriting discipline and as a result of acquisition activity.

     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based reinsurance subsidiary, Peleus Re. Peleus Re has been rated “A-” by A.M. Best and is expected to begin writing reinsurance business. Peleus Re will focus on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to reinsure casualty risks; initially through a quota share of Argonaut’s existing casualty business. Peleus Re will initially be capitalized with $213 million contributed from the existing surplus of PXRE Bermuda. PXRE Bermuda and PXRE Reinsurance will be placed into an orderly runoff, but will provide intercompany reinsurance support to Peleus Re.
     The Board of Directors believes that the merger with Argonaut and resumption of reinsurance business through Peleus Re will provide shareholders with an expected return that is superior to both the potential value that shareholders would have realized if the Board of Directors had elected to pursue other non-runoff alternatives considered during the strategic evaluation process or the potential value that shareholders were likely to realize if the Company were to be liquidated after the conclusion of an orderly runoff and winding up process.
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
     On February 22, 2006, we announced our financial results for the quarter ended December 31, 2005. We also announced a further increase in our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of 2005 with 2004 — Losses and Loss Expenses.
     Subsequently in February 2006, S&P further downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-”. A.M. Best further downgraded its financial strength rating on these entities from “B++” to “B+” with a negative implication. Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade. See Item 1 — Business: Ratings.
     In April, 2006, after finding that operational ratings below the critical “A” category provided little value for a reinsurer, we announced that we had requested that the major credit rating agencies withdraw their financial strength and claims paying ratings of the Company and its operating subsidiaries. In the wake of this request, A.M. Best downgraded its financial strength ratings of PXRE Reinsurance and PXRE Bermuda from “B+” to “B” and withdrew these ratings; S&P downgraded its counterparty credit and financial strength rating on PXRE

Reinsurance and PXRE Bermuda from “BBB-” to “BB+” and then withdrew these ratings; and Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa3” to “Ba2” and then withdrew this rating.
     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to these ratings downgrades and withdrawal in 2006 of the operational ratings of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered, with ceding companies and brokers having moved business to other reinsurers with higher ratings. As of December 31, 2006, virtually all of the Company’s reinsurance contracts had either been cancelled, non-renewed or expired.
     On March 15, 2007, Peleus Re received a rating of “A-” from A.M. Best. Our existing reinsurance subsidiaries, PXRE Bermuda and PXRE Reinsurance were also re-rated “B+” by A.M. Best on March 15, 2007.
     Overview of our 2006 Business
     The foregoing discussion of our Business in Item 1 of this Annual Report on Form 10-K concerns PXRE’s business operations during 2006 and prior. As discussed above, our Board of Directors entered into a Merger Agreement with Argonaut. For a discussion of Argonaut’s business, see Argonaut’s Annual Report of Form 10-K for the period ended December 31, 2006, which was filed with the SEC on March 1, 2007.
     We incurred net income before convertible preferred share dividends of $28.5 million in 2006 compared to a net loss before convertible preferred share dividends of $697.6 million in 2005. Our profitability in 2006 was attributable to the low level of insured catastrophe activity, offset by the significant reduction in our premium volume due to cancellation and inability to renew expiring policies in the wake of our ratings downgrades. The primary cause of the 2005 net loss was the net impact on our financial position and results of operations of catastrophe losses arising from Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums. See below, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Losses and Loss Expenses.
     Industry sources have estimated that Hurricane Katrina, which struck the United States on August 30, 2005, caused insured industry losses from $41 billion to $60 billion. Hurricane Rita, which struck Texas on September 24, 2005, caused another $4 billion to $7 billion in insured industry losses according to these same industry sources. As a result of these hurricanes, we reported a net loss before convertible preferred share dividends of $317.3 million during the quarter ended September 30, 2005.
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
     Pursuant to a Share Purchase Agreement dated as of September 29, 2005, we agreed to issue and sell 375,000 Series D Preferred Shares in a private placement exempt from registration under the Securities Act of 1933. The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange. The private placement closed on October 7, 2005. The gross proceeds from the private placement were $375.0 million and proceeds, net of agents’ discounts and commissions and offering expenses, were $359.3 million. The Series D Preferred Shares were mandatorily exchanged into 34,090,906 common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300.0 million of our common shares. Shortly after the exchange, S&P affirmed our “A-” financial strength rating and assigned us a stable outlook.
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
     Shortly after the completion of the foregoing capital raising transactions, Hurricane Wilma occurred, making landfall in Mexico on October 21, 2005 and Florida on October 24, 2005. Industry sources have estimated that Hurricane Wilma caused insured industry losses from $8 billion to $12 billion in Florida. As of December 31, 2005, the net impact of Hurricane Wilma on our financial position and results of operations was $138.0 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.
     As part of our December 31, 2005 year-end closing process, we reassessed our liability for claims arising from Hurricanes Katrina and Rita. As part of this year-end assessment, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims in late November through January 2006. Our year-end assessment of Hurricane Katrina and Rita also included a review of the loss information included in the underwriting submission information provided by clients as part of the January 1, 2006 renewal process. As a result of this year-end review, we recorded an additional net liability in the fourth quarter of $238.1 million with respect to Hurricane Katrina and $48.2 million with respect to Hurricane Rita, in each case net of reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.

     The new loss estimates resulted from the Company’s assessment of new loss reports, as well as notifications received by the Company subsequent to the ratings downgrades from two counterparties exercising their rights claimed under certain of the Company’s reinsurance contracts to cancel and commute retrocessional coverage based on ratings downgrades and material changes to the Company.
     We have exhausted our retrocessional coverage with respect to Hurricane Katrina, leaving us exposed to further losses from Hurricane Katrina.
     Approximately ninety-five percent of our projected net ultimate incurred loss for Hurricanes Katrina, Rita and Wilma has been formally reported to us as paid or case reserves. However, as of December 31, 2006, we have paid less than 60% of our net incurred loss amounts with respect to these hurricanes. Accordingly, the liability for loss and loss expenses incurred with respect to Hurricanes Katrina, Rita and Wilma represents management’s best estimate of our ultimate liability for claims arising from these catastrophes. Our estimation of loss and loss expense liability involves significant uncertainties and is based on complex and subjective judgments. Because of the uncertainty in the process of estimating our losses from catastrophe events, there is a risk that our liability for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on our future earnings and shareholders’ equity. See below, Update on Critical Accounting Policy Disclosures — Estimation of Losses and Loss Expenses.
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
     As part of our reserve review process, we retained a nationally recognized actuarial firm to perform a third party review of all of our liabilities for loss and loss adjustment expenses annually since year end 2004. As a result of our internal actuarial review and third party review, management believes that the estimate of our liability for unpaid loss and loss expenses as of December 31, 2006 is adequate.
     Retrocessional Reinsurance Protection
     In 2006, the Company purchased $482.3 million of single event reinsurance and catastrophe bond protection, including catastrophe bonds accounted for as reinsurance and as a derivative. This compares to $245.5 million purchased in 2005. Additionally, the amount of coverage available upon the occurrence of a second catastrophe event in 2006 was $275.0 million, compared to the 2005 amount of $25.0 million. This increased limit purchased increased ceded premiums over prior periods, exclusive of reinstatement and additional premiums. Our risk management program for our 2006 assumed reinsurance portfolio forecast that we would have significant gross premiums written during 2006.

     In order to better protect PXRE against the risk of another severe catastrophe event or the occurrence of multiple significant catastrophe events, we sponsored two catastrophe bond transactions that closed during the fourth quarter of 2005. The first transaction was a $300.0 million collateralized reinsurance agreement with Atlantic & Western Re Limited (“A&W I”), a Cayman Island reinsurance company. This reinsurance coverage was designed to protect PXRE from extreme catastrophe losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. This reinsurance provided two layers of protection over the next 5 years to PXRE. The first layer provides $200.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The second layer provided $100.0 million of coverage for losses arising from hurricanes in the Eastern and Gulf coasts of the United States and windstorms in northern Europe.
     The reinsurance coverage provided by A&W I was based on a modeled loss trigger. PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the expected exposures in PXRE’s assumed reinsurance portfolio. Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio exceeded the attachment point for the peril at issue, then PXRE would have made a recovery under the reinsurance agreement. The recovery was limited to PXRE’s ultimate net loss from the loss event. PXRE has the right to reset the notional portfolios after three years.
     On November 8, 2005, A&W I financed the reinsurance coverage through the issuance and sale of $300.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.
     In order to have realized any benefit from the coverage provided under the A&W I reinsurance agreement, PXRE would need to incur significant losses from a catastrophe event. Since the downgrades and withdrawal of PXRE’s credit ratings in early 2006, PXRE has not underwritten any new reinsurance contracts or renewed any of its expiring reinsurance contracts. Effective as of January 1, 2007, virtually all of PXRE’s in-force assumed reinsurance contracts had expired and PXRE has no remaining material exposure to future catastrophe events. The Board of Directors of PXRE Group Ltd. concluded that it was unlikely that PXRE Group Ltd. would ultimately pursue a strategic alternative that would allow PXRE to utilize the coverage available under the A&W I reinsurance agreement in light of the extremely high attachment point under such reinsurance agreement. Accordingly, on February 8, 2007, PXRE did not pay the premium due to A&W I. The non-payment is expected to result in an event of default under the A&W I reinsurance agreement, which will trigger the early commutation of such reinsurance agreement. As a result of the early commutation of the Reinsurance Agreement, PXRE recorded termination charges of approximately $17.6 million in its December 31, 2006 consolidated financial statements. This amount is reflected as a reduction to net premium earned in the Company’s consolidated statement of operations and comprehensive operations for the year ended December 31, 2006.

     The second transaction was a $250.0 million collateralized transaction with Atlantic & Western Re II Limited (“A&W II”), a Cayman Island reinsurance company, which is accounted for as a derivative. It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss. The coverage provided $250.0 million of protection for the period from January 1, 2006 to December 31, 2006 and provides $125.0 million for the period from January 1, 2007 to December 31, 2008.
     The A&W II coverage is based on a modeled loss trigger. PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the expected exposures in PXRE’s assumed reinsurance portfolio. Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then the coverage is activated. Upon the occurrence of a second catastrophe event in the covered territories during the same calendar year, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio for the second event exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement. The recovery is based on modeled losses and, unlike A&W I, is not limited to PXRE’s ultimate net losses from the loss event.
     On December 21, 2005, A&W II financed the coverage through the issuance and sale of $250.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.
     The reinsurance companies that are the counterparties to these transactions are variable interest entities under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company is not the primary beneficiary of these entities and is therefore not required to consolidate these entities in its consolidated financial statements.
     If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, we may seek to assign or novate PXRE’s rights and obligations under the A&W II collateralized catastrophe facility to another insurance or reinsurance company. There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that the note holders who funded the facilities would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE. If PXRE was not able to successfully assign or novate its rights and obligations under this collateralized catastrophe facility, PXRE could incur material termination fees and liabilities. If the A&W II facility is terminated prior to the end of the scheduled termination date, these fees could be as much as $5.8 million, and PXRE is obligated to make all premium payments up to the date of termination.

     The Company has also purchased additional retrocessional reinsurance coverage at various retention levels in addition to the coverage obtained in the above noted catastrophe bond transactions. If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Company will also need to evaluate its obligations under two multi-year ceded reinsurance contracts that provide the Company with reinsurance protection against catastrophic events in 2007 and 2008. In this regard, the Company will need to evaluate whether it is likely that catastrophe loss exposure assumed by PXRE in 2007 and 2008 has the potential to result in losses that exceed the retention level under these ceded reinsurance protections. The Company is currently obligated to cede reinsurance premiums of $15.0 million per annum in each of 2007 and 2008 under these multi-year contracts.
     Overview of Our Business
     As a reinsurer, we generated income primarily through the premiums from clients who purchased our reinsurance contracts and the investment income generated by our portfolio of invested assets. Our primary expenses are the losses incurred under our reinsurance contracts, commissions and brokerage paid to reinsurance brokers who place reinsurance contracts with us, our general operating expenses such as salaries and rent, and interest expense on our debt. The two largest variables that determine the profitability of our business from period to period are generally the amount of premiums generated and the size of losses incurred.
     Unless we are able to implement a strategic alternative that would allow us to provide clients with an acceptably rated counterparty, we do not anticipate being able to underwrite any material amount of new reinsurance business in 2007 and would therefore not be able to generate any material amount of net premiums earned during 2007. The reduction in premium income has and will have a material adverse effect on our future operating results, liquidity and financial condition. Net premiums earned were our primary source of revenue for the years ended December 31, 2006 and 2005, accounting for 61% and 92% of our revenue, respectively. In 2006 and 2005, revenue from non-premium sources was not sufficient to offset operating expenses and interest expenses. We therefore expect to incur net operating losses in future periods unless we are successful in executing a strategic alternative other than runoff. If such operating losses were to occur, this would result in a decline in our shareholders’ equity. However, we currently expect that our portfolio of short duration high credit quality fixed income securities, totaling $671.2 million as of December 31, 2006, will provide sufficient liquidity to meet the currently foreseen needs of our counterparties.
Critical Accounting Policy Disclosures
     We disclose our significant accounting policies in the Notes to the Consolidated Financial Statements. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments. Our critical accounting policies include the estimation of losses and loss expenses, estimation and recognition of premiums, valuation of investments and valuation of deferred tax asset.

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
     In establishing our loss and loss expense liabilities, PXRE records reserves as management’s best estimate of liabilities as of the balance sheet date. Management believes that the Company’s estimated liability for unpaid losses and loss expenses as of December 31, 2006 is adequate. Since year-end 2004, all of our loss and loss expense estimates have been reviewed annually by an independent internationally recognized actuarial firm, and their conclusions have not, in any period, been materially different than those of the Company.
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
Recent U.S. Catastrophes
Subsequent Development After Initial Estimates

		Percent Change from Initial					Percent Change from Initial
		PCS Industry Loss Estimates (2)				PXRE Loss Estimates (2)
		@ 6	@ 12	@ 2	@	@ 6	@ 12	@ 2	@ 3	@
Date	Event	Mos.	Mos.	Yrs.	Final	Mos.	Mos.	Yrs.	Yrs.	Final
Aug-92	Hurricane Andrew (1)	37%	99%	99%	99%	0%	46%	68%	59%	69%
Jan-94	Northridge Earthquake	22%	131%	178%	178%	49%	100%	145%	151%	153%
Sep-98	Hurricane George	16%	16%	16%	16%	8%	63%	41%	28%	39%
Sep-01	September 11 Events	0%	23%	23%	13%	1%	2%	2%	4%	6%
Aug-04	Florida Hurricanes	6%	11%	11%	11%	1%	28%	32%	NA	32%

(1)	Hurricane Andrew’s initial PXRE loss estimate is at September 30, 1992. We have extrapolated this loss estimate based on the best available information.

(2)	Initial estimates are as of quarter-end immediately following an event. Property Claims Services (“PCS”) is a division of the Insurance Services Office (“ISO”).

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
     Our loss development factors and expected loss ratios are monitored regularly and updated as appropriate but at least once a year. These are the key assumptions that materially affect our estimates for reserves for losses and loss expenses. The expected loss ratio is primarily established for each line of business based on the Company’s historical loss ratios. In determining the expected loss ratio, we also consider information provided by our clients and estimates provided by our underwriters and actuaries concerning the impact of pricing and coverage changes. Loss development factors are developed from our annual analysis of our Company’s historical loss development patterns by line of business. These key assumptions did not materially change from December 31, 2005 to December 31, 2006.
     (2) Catastrophe Losses
     In reserving for catastrophe losses in our catastrophe and risk excess segment, there is initially little reported loss information in the immediate wake of a catastrophe event, as was the case with the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). The loss estimation process begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability etc.), which then results in a list of the expected losses by contract from our proprietary risk management system. Third party modeling software is embedded in our proprietary risk management system.

     Concurrently, our underwriting team performs a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. With respect to the 2005 Hurricanes, our underwriters’ estimates were subject to a high level of uncertainty. Specifically for Hurricane Katrina, this high level of uncertainty arose out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. In order to address these uncertainties, at that time, for contracts exposed to Hurricane Katrina losses in our most volatile lines of business (retrocessional and direct and facultative reinsurance) we posted reserves for a significant percentage of occurrence limits as of December 31, 2005. These lines of business represented approximately 60% of our gross loss amount on Hurricane Katrina. The underwriters’ knowledge of the clients’ underlying books of business is considered in establishing loss estimates by contract. The combination of catastrophe modeling and underwriting review of affected contracts then forms the basis of our initial loss estimates for catastrophe losses.
     In light of the limited loss data available from clients in the wake of catastrophes, our actuary uses our most current internally generated catastrophe loss development factors to assess the reasonableness and adequacy of our catastrophe loss reserves in the immediate wake of a catastrophe. These significant catastrophe loss development factors reflect the historical variability of prior catastrophe loss reserves in the industry and PXRE’s specific experience.
     The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events, our actuaries utilize our internal database to establish projected reporting patterns and payment patterns. This database includes data dating back to the 1980’s consisting of well over one hundred catastrophic events, of which over twenty are hurricanes. Our actuary also employs industry patterns from the Reinsurance Association of America, an insurance industry organization. Using this information, we have developed loss development factors for significant catastrophes. Our internal significant catastrophe loss development factors are analyzed as appropriate and at least once per year to reflect updated industry benchmarks and changes in PXRE’s specific loss history. The volume of reported loss activity in interim quarterly periods is monitored by the Company to determine consistency with expected loss activity based on PXRE and industry historical patterns. For individual storms, PXRE specific loss development factors are applied to reported losses to estimate IBNR reserves. However these may be weighted with industry factors or judgmental adjustments for individual significant catastrophes based upon the nature of the particular catastrophe and the underwriters’ knowledge.
     This catastrophe reserving process can cause our ultimate estimates to differ significantly from initial projections. For example, as part of our year-end closing process for the year ended December 31, 2005, we reassessed our ultimate liability for losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma. During the course of our 2005 year-end assessment, we increased our estimate of the ultimate incurred gross losses and loss expenses arising from Hurricane Katrina by $214.6 million to $771.0 million and from Hurricane Rita by $48.1 million to $68.9 million, in each case as compared to the gross incurred losses recorded as of September 30, 2005. Our initial loss estimates for each of the hurricanes were based, in part, on insured industry loss estimates for each event, catastrophe modeling, preliminary discussions with clients and a review of potentially exposed contracts by our underwriters. In our 2005 year-end assessment of the liability for the 2005 hurricane losses, we determined that claims reported by clients relating to Hurricanes Katrina and Rita were significantly higher than expected, especially following a significant influx of reported claims from late November 2005 to February 2006. In part, the additional claims arose from a reassessment by clients of their original loss estimates for the hurricane events. For example, various clients, who advised our underwriters in the immediate wake of the hurricanes that they did not expect to experience significant losses to the reinsurance contracts in the upper layers of their reinsurance programs, reassessed their losses and submitted notices of claim for the contracts that they had previously indicated would not be impacted by the catastrophes.

     In addition, in reviewing underwriting information provided by clients during December 2005 as part of the January 1, 2006 renewal process, we found that certain clients were anticipating higher losses from Hurricanes Katrina and Rita than had been reported through the formal claims channels.
     As of December 31, 2006, our estimate of ultimate incurred net losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma is $851.2 million. Approximately ninety-five percent of our projected net ultimate incurred loss for these hurricanes has been formally reported to us as paid or case reserves. However, as of December 31, 2006, we have paid less than 60% of our net incurred loss amounts with respect to these hurricanes. Initially, our estimate of the ultimate liability arising from these catastrophes was based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006. As of December 31, 2006, these events are reasonably mature to extrapolate projected ultimate loss based on historical reporting patterns, both industry and company specific. Our estimates fall within a reasonable actuarial range produced by these methods.
     However, specifically for Hurricane Katrina, our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.
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
     In developing our best estimate for Hurricane Katrina, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective. We understand that various lawsuits are pending seeking to invalidate such flood damage exclusions on various grounds. If such lawsuits were to successfully invalidate the underlying flood damage exclusions or if the court or a jury were to find that an insurer had not adequately established that a loss was attributable to flood rather than wind, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods. Based on reports in the press, we understand that State Farm, one of the nation’s largest insurers, has been engaging in various settlement discussions concerning claims involving the controversies over the flood exclusion. We do not reinsure State Farm, but it is unclear at this time how any potential settlements by State Farm would impact or influence our cedents.

     A number of our clients have already exhausted all coverage available for losses arising from Hurricane Katrina. If other clients were to incur widespread additional losses as a result of settlements or adverse litigation results involving the flood vs. wind controversy, it is possible that our current best estimate for Hurricane Katrina will be exceeded. The “remaining limits” table below displays the potential impact to PXRE as of December 31, 2006 should the aggregate amount of losses reported by our clients from the ground up (“FGU”) from all cedents that still have remaining limits increase uniformly by various percentages:.
($000’s, except percentages)
Hurricane Katrina Remaining Limits

	Lines of Business
X% FGU
Increase of:	Catastrophe	D&F	Retro	Risk Excess	Total	Total excluding Risk Excess
5%	8,483	3,240	3,093	1,026	15,842	14,816
10%	16,817	6,502	5,632	2,356	31,307	28,951
15%	25,005	8,098	8,079	3,718	44,900	41,182
20%	32,857	8,353	10,345	4,741	56,296	51,555
50%	71,249	9,423	20,418	8,102	109,192	101,090
     If clients report increased losses this may not result in a linear increase in PXRE’s assumed loss position as the Company’s IBNR may cover such increases. In addition, the results are showing limited amounts of development at the various FGU percentages presented for certain lines of business due to the fact that as ground up losses are increased, an increasing number of underlying contracts have reached their contractual limits. Additionally, total losses are shown excluding risk excess business as this line primarily involves commercial exposures and is not expected to experience material development due to adverse personal lines litigation results in Louisiana, Mississippi and Alabama.
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
     There is an additional risk of uncertainty in PXRE’s estimation of losses due to the fact that PXRE writes only reinsurance business and no insurance business. As a result, losses, unearned premiums and premiums written are all recorded based on reports received from the ceding companies. PXRE does not receive loss information from the underlying insureds; however, because the Company’s reinsurance business focuses on short-tail lines such as property catastrophe, retrocessional property catastrophe, risk-excess and aerospace, the delay from the time of the underlying loss to the report date to PXRE is not as significant a risk as it would be if the Company underwrote a significant amount of casualty business. However, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, a delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires may require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.
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

     Status of Loss Reserves as of December 31, 2006
     The following chart sets forth the allocation of our net liabilities for unpaid losses and loss expenses between case reserves and IBNR reserves as of December 31, 2006:

	2005 and Prior	2006 Accident
($000’s)	Accident Years	Year	Total
Catastrophe & Risk
Excess Segment
Case	$425,570	$4,683	$430,253
IBNR	75,706	13,727	89,433

Total	501,276	18,410	519,686

Exited Lines Segment
Case	31,219	—	31,219
IBNR	17,009	—	17,009

Total	48,228	—	48,228

All Segments
Case	456,789	4,683	461,472
IBNR	92,715	13,727	106,442

Total	$549,504	$18,410	$567,914

     On an overall basis, the low and high ends of our selected range of reasonable net loss and loss expense reserves are $33.6 million below and $49.8 million above the $567.9 million best estimate. The range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The impact of diversification reflects the fact that not all lines with very low correlations are expected to develop well or poorly at the same time.
     The low and high ends of a range of reasonable net loss and loss expense liabilities around the best estimate displayed in the table below with respect to each segment are shown in the following table as of December 31, 2006. This range was produced using two different methods, one for the 2005 Hurricanes (KRW) and one for the remainder of our carried loss and loss expense liabilities.

Net Loss and Loss Expense Liabilities Range at December 31, 2006

($000’s)	Low End	Best Estimate	High End
Catastrophe and Risk Excess, KRW only	$338,076	$353,076	$383,076
Catastrophe and Risk Excess, excluding KRW	149,419	166,610	185,051

Catastrophe and Risk Excess, Total	487,495	519,686	568,127

Exited Lines	41,369	48,228	55,859

Impact of Diversification	5,450	—	(6,286)

Total	$534,314	$567,914	$617,700

     For the 2005 Hurricanes, the range was calculated by varying key assumptions regarding PXRE and industry loss reporting patterns. A low end was suggested by assuming one month acceleration around expected historical patterns. A high end was suggested by analyzing PXRE monthly reporting patterns exhibited by the 2004 Florida Hurricanes with the assumption that this composite event may serve as a proxy for the 2005 Hurricanes. A selected range of $15.0 million below and $30.0 million above our net carried reserves was determined in the aggregate for all three events combined, after considering the sensitivity analysis outlined above, our best loss estimates, and actuarial judgment. This range of reasonable estimates does not represent a range of all possible outcomes, but it is intended to reflect the inherent variability in actuarial reserving methodologies. Assuming the flood exclusion is effective, we believe that results outside this range are unlikely, and can not assign probabilities with certainty to any points within this range.
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
     The low end and high end of the range of reasonable net loss and loss expense reserves around the best estimate have decreased from December 31, 2005 principally because of the reduction in the Company’s net loss reserve amount due to the payment of claims during the year ended December 31, 2006, as well as the passage of time since the occurrences of Hurricanes Katrina, Rita and Wilma and the resulting increase in formal loss reports and decrease in actuarial variability surrounding the best estimate.

     Estimation and Recognition of Premiums
     Our premiums on reinsurance business assumed are recorded as earned evenly over the contract period based upon estimated subject premiums. PXRE’s assumed premium is comprised of both minimum and deposit premium and an estimate of premium. Minimum and deposit premium is billed and collected in accordance with the provisions of the contracts and is usually billed quarterly or semi-annually. A premium estimate is also recorded if the estimate of the ultimate premium is greater than the minimum and deposit premium. The final or ultimate premium for most contracts is the product of the provisional rate and the ceding company’s subject net earned premium income (“SNEPI”). Because this portion of the premium is reasonably estimable, the Company records and recognizes it as revenue over the period of the contract in the same manner as the minimum and deposit premium. The key assumption related to the premium estimate is the estimate of the amount of the ceding company’s SNEPI, which is a significant element of PXRE’s overall underwriting process. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.
     The estimated premium receivable, net of commission and brokerage, included in “Premiums receivable, net” on the Consolidated Balance Sheets at December 31, 2006 of $93.3 million, is $75.1 million, including assumed reinstatement premiums of $69.5 million.
     We record an allowance for doubtful accounts that we believe approximates the exposure for all potential uncollectible assets, after considering other balances that mitigate the exposure.
     The premiums on reinsurance business ceded are recorded as incurred evenly over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under GAAP, we are not permitted to establish reserves for these potential additional premiums until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums. As a result, the net amount recoverable from our reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums. Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to us by our clients on our assumed reinsurance business. No assurance can be given; however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums. For example, in the case of the September 11, 2001 terrorist attacks, our net premiums earned during 2001 were reduced by $26.3 million as a result of net additional premiums and reinstatement premiums. In the case of Hurricanes Katrina, Rita and Wilma our net premiums earned were increased by $43.9 million in 2005 as a result of net additional premiums and reinstatement premiums.
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
     Assumed reinstatement and additional premiums written and earned during the years ended December 31, 2006 and 2005, as reflected in the Consolidated Statements of Operations and Comprehensive Operations, were as follows:

	Year Ended December 31,
($000’s)	2006	2005
Assumed reinstatement premiums:
Reported paid losses and case reserves	$61,062	$111,448
IBNR	(62,759)	48,021

Total	$(1,697)	$159,469

Ceded reinstatement and additional premiums:
Reported paid losses and case reserves	$(177)	$98,833
IBNR	(46)	9,677

Total	$(223)	$108,510

Net reinstatement and additional premiums	$(1,474)	$50,959

     Assumed reinstatement premiums receivable, net of commission and brokerage, associated with our case reserves and incurred but not reported loss and loss expense liabilities, as reflected in “Premiums receivable, net” in the Consolidated Balance Sheets, are as follows:

	December 31, 2006		December 31, 2005
($000’s, except percentages)	$	%	$	%
Assumed reinstatement premiums receivable:
Case reserves	$55,121	79%	$104,153	58%
IBNR reserves	14,410	21	76,335	42

Total	$69,531	100%	$180,488	100%

     We accrue assumed reinstatement premiums based upon contract terms applied to the amount estimated to settle ultimate incurred losses. The primary factor that could affect our estimate of assumed reinstatement premiums is management’s best estimate of ultimate incurred losses. See “Critical Accounting Policy Disclosures — Estimation of Losses and Loss Expenses” with regards to the uncertainty, historical accuracy and sensitivity of this estimate. While premiums stated relative to limit (“rates on line”) have an effect on the estimate of assumed reinstatement premiums, those associated with case reserves are based on actual contract rate on line terms, and those estimates associated with IBNR are based on weighted average rate on line terms of the book of business for a given underwriting year by line of business. Therefore the primary factor that could change our estimate of assumed reinstatement premium is management’s best estimate of ultimate incurred losses and the mix of treaties along with their respective rate on lines that ultimately incur losses. Assumed reinstatement premiums receivable are settled on a net basis when loss payments are made to cedents. Accordingly, there is an insignificant amount of credit risk associated with this asset as of any given period end date.

     Additional ceded premiums occur less frequently, and were incurred by the Company in 2005 due to the significance of the losses from Hurricanes Katrina and Wilma. In 2005, these ceded losses were full limit losses, resulting in additional ceded premiums. These additional ceded premiums are not expected to vary from the estimate in 2005.
     Valuation of Investments
     Fair values for our investments in hedge funds and other privately held fixed income securities generally are established on the basis of the valuations provided monthly or quarterly by the managers of such investments. These valuations generally are determined based upon the valuation criteria established by the governing documents of such investments or utilized in the normal course of such manager’s business. Such valuations may differ significantly from the values that would have been used had readily available markets existed.
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
     We utilize the valuations provided to us by managers of our hedge funds and other privately held fixed income securities in preparing our financial statements. The carrying values used in such financial statements may not reflect the value we receive when liquidating our investment in a hedge fund or other privately held security. If liquidity is by redemption, the valuations supplied quarterly by the manager of the hedge fund or other privately held security will generally be the values used by the manager to set the redemption prices. However, to the extent a manager has discretion in pricing holdings, should substantial redemptions occur in a limited period of time, that discretion may be used to price at lower values than would otherwise be used, thus reducing the redemption price. If liquidation of our investment occurs by virtue of a liquidation of a hedge fund or other privately held securities, we may receive substantially less than the valuation method used by the manager because the valuation method used by the manager is unlikely to use liquidation values. Accordingly, the estimated fair value of our hedge fund and other privately held investments does not necessarily represent the amount that could be realized upon future sale, including in the event we need liquidity to fund catastrophic losses or loss payments.

     We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in other comprehensive operations as a separate component of shareholders’ equity. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Operations and Comprehensive Operations. We formally review each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is “other than temporary” we pay particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments. If we conclude that a decline is “other than temporary,” we recognize a realized investment loss for the impairment. During the years ended December 31, 2006 and 2005, PXRE recorded $7.3 million and $11.8 million, respectively, in “other than temporary” impairment charges. The “other than temporary” impairment charges recorded in 2006 and 2005 relate to investments that the Company may not have the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE in February 2006. In 2004 we recognized $0.1 million of impairment losses on investment securities whose value had fallen below 80% of face value for more than six months.
     Valuation of Deferred Tax Asset
     Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities. At December 31, 2006, PXRE had a deferred tax asset net of deferred income tax liability of $50.3 million, offset by a valuation allowance of $50.3 million. Management reviewed the net deferred tax asset as of December 31, 2006, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that the full valuation allowance established at December 31, 2005 continues to be required for the entire deferred tax asset as of December 31, 2006.
     PXRE’s management will evaluate this valuation allowance on an ongoing basis and will make any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.
     If PXRE were to implement the merger with Argonaut resulting in a change of control, utilization of the net operating loss carry-forward included in deferred tax assets would be limited in future periods.

Comparison of Operating Results between Periods
Comparison of 2006 with 2005
     For the year ended December 31, 2006, net income before convertible preferred share dividends was $28.5 million compared to net loss before convertible preferred share dividends of $697.6 million for 2005. Our net income in 2006 reflected the absence of any significant loss events during 2006 as well as net favorable development on our reserves for prior years. This was offset by a $303.8 million, or 78%, decrease in net premiums earned during 2006 as compared to 2005 due to the cancellation and non-renewal of many of our reinsurance contracts due to our ratings downgrades in February 2006. The primary cause of the net loss in 2005 was the net impact of catastrophe losses arising from Hurricanes Katrina, Rita and Wilma of $806.9 million, after reinsurance recoveries on our outwards reinsurance program and the impact of inwards and outwards reinstatements and additional premiums.
     Net income per diluted common share was $0.33 for 2006, compared to net loss per diluted common share of $21.65 for 2005, based on diluted average shares outstanding of approximately 72.0 million in 2006 and 32.5 million in 2005. In accordance with SFAS No. 128, “Earnings Per Share,” for 2006 and 2005 it did not include 5.1 million and 11.0 million of average shares, respectively that are anti-dilutive (as shown in Note 10 to the Consolidated Financial Statements) in determining the denominator for its calculation of net income (loss) per diluted common shares.
Premiums
     Gross and net premiums written for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,		$ Increase	% Increase
($000’s)	2006	2005	(Decrease)	(Decrease)
Gross premiums written	$138,776	$542,325	$(403,549)	(74)%
Ceded premiums written	(85,267)	(135,320)	(50,053)	(37)

Net premiums written	$53,509	$407,005	$(353,496)	(87)%

     Gross and net premiums earned for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,		$ Increase	% Increase
($000’s)	2006	2005	(Decrease)	(Decrease)
Gross premiums earned	$171,175	$525,765	$(354,590)	(67)%
Ceded premiums earned	(86,646)	(137,441)	(50,795)	(37)

Net premiums earned	$84,529	$388,324	$(303,795)	(78)%

     The decrease in both gross premiums written and gross premiums earned for the year ended December 31, 2006 was due to the cancellation and non-renewal of the majority of our reinsurance portfolio following our ratings downgrades in February 2006. In addition, during the year ended December 31, 2005 reinstatement premiums of $159.5 million, including $151.7 million of gross reinstatement premiums from Hurricanes Katrina, Rita and Wilma, were written and earned compared to negative gross written and gross earned reinstatement premiums of $1.7 million for the year ended December 31, 2006. See Management’s Discussion and Analysis “Critical Accounting Policy Disclosures – Estimation and Recognition of Premiums.”

     The decrease in both ceded premiums written and ceded premiums earned during the year ended December 31, 2006 as compared to the prior year was largely due to $107.8 million of ceded reinstatement and additional premiums related to Hurricanes Katrina, Rita and Wilma recognized during 2005 compared to virtually none in 2006. The decrease was offset, in part, by an increase of $57.7 million and $57.0 million in ceded premiums written and ceded premiums earned, respectively, largely associated with excess of loss retrocessional catastrophe coverage during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event.
     The decrease in both net premiums written and net premiums earned during 2006 was a result of the decrease in gross premiums written and gross premiums earned of $403.5 million and $354.6 million, respectively, which were primarily a result of the cancellation and non-renewal of the majority of our reinsurance contracts as well as reinstatement premiums written and earned from Hurricanes Katrina, Rita and Wilma in 2005, offset, in part, by the decrease in ceded premiums written and ceded premiums earned of $50.1 million and $50.8 million, respectively that were incurred in 2005 primarily in connection with Hurricanes Katrina, Rita and Wilma.
     A summary of our 2006 and 2005 net premiums written and net premiums earned by business segment is included in Note 13 to our Consolidated Financial Statements.
Ratios
     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and operating expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses. The combined ratio does not reflect the effect of net investment income, other reinsurance related expense or other fee income on underwriting results. The ratios discussed below have been calculated on a GAAP basis.
     The following table summarizes the loss ratio, expense ratio and combined ratio for the years ended December 31, 2006 and 2005, respectively:

	Year Ended December 31,
(%)	2006	2005
Loss ratio	14.7%	260.5%
Expense ratio	73.7	21.9

Combined ratio	88.4%	282.4%

Catastrophe and risk excess loss ratio	7.6%	257.9%

Losses and Loss Expenses
     Losses and loss expenses incurred amounted to $12.4 million in 2006 compared to $1,011.5 million in 2005. The loss ratio was 14.7% for 2006 compared to 260.5% for 2005. The decrease in our loss ratio was due to the absence of any significant property catastrophe losses during 2006 compared to net losses and loss expenses incurred of $850.8 million from Hurricanes Katrina, Rita and Wilma which occurred in 2005. In addition, there was net favorable development of $10.4 million on prior year losses during 2006 compared to $23.9 million of adverse development for prior year losses in 2005.

     Net favorable development of $10.4 million for prior-year losses and loss expenses was comprised of $16.3 million of favorable development in the catastrophe and risk excess segment and $5.9 million of adverse development in the exited lines segment. The $16.3 million of prior-year favorable development in the catastrophe and risk excess segment was primarily related to favorable reported loss activity on our prior-year non-significant catastrophe losses. During 2006, there was approximately $0.5 million of adverse development to our estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma. Prior year losses in the exited lines segment increased because of higher than expected reported claims.
     There was $22.8 million of net incurred losses from current-year losses and loss expenses during 2006 associated with non-significant catastrophe loss activity.
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
Underwriting Expenses
     The expense ratio was 73.7% for 2006 compared with 21.9% for 2005. The commission and brokerage ratio, net of fee income, was 22.4% for 2006 compared with 12.6% for 2005. The increase in the commission and brokerage ratio, net of fee income, is primarily attributable to the increase in ceded premium amounts which decreased net premiums earned without decreasing brokerage expenses, thus causing our commission and brokerage ratio to increase.
     The operating expense ratio was 51.3% for 2006 compared with 9.3% for 2005. The increase in the operating expense ratio can be attributed to the decrease in net premiums earned and an increase in operating costs in 2006. Other operating expenses increased $7.2 million, or 20%, to $43.4 million for 2006 from $36.2 million in 2005 largely as a result of an increase in fees to attorneys and financial advisors, which have been incurred as a result of our ratings downgrades, the Board of Directors’ decision to explore strategic alternatives for the Company and class action securities lawsuits filed against the Company during the second quarter of 2006.
Other Reinsurance Related Expense
     In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During 2006 the increase of $16.9 million in other reinsurance related expense was due to the change in fair value of this derivative, principally due to the passage of one year of the transaction’s risk coverage for calendar year 2006.

Net Investment Income
     Net investment income for the year ended December 31, 2006 increased $15.4 million, or 34%, to $60.7 million from $45.3 million for 2005. This increase was primarily due to a $20.2 million increase in income from our fixed maturity and short-term investment portfolios, offset, in part, by a $6.6 million decrease in income from our hedge funds. The average invested balances in our fixed maturity and short-term investment portfolio increased due to cash flows from proceeds from a public offering and private placement of $474.0 million in the fourth quarter of 2005 as discussed in Note 8 to the Consolidated Financial Statements as well as from the proceeds from the redemptions of hedge fund investments during 2006. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 4.9% for 2006, on an annualized basis, compared to 3.7% for 2005 due to improved yields throughout the portfolio, but particularly within our short-term portfolio. Investment income related to our hedge fund portfolio decreased to $5.2 million in 2006 from $11.9 million in 2005. Investments in hedge funds produced a return of 9.1% for the year ended December 31, 2006 compared with 8.5% for the year ended December 31, 2005. Subsequent to, and as a result of the ratings downgrades in February 2006, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future periods as we receive the proceeds from our various hedge funds.
     Investment income for the year ended December 31, 2006 was affected by various other reinsurance contracts where premiums payable under such contracts were retained on a funds withheld basis. In order to reduce credit risk or to comply with regulatory credit for reinsurance requirements, a portion of premiums paid under such reinsurance contracts is retained by the cedent pending payment of losses or commutation of the contract. Investment income on such withheld funds is typically for the benefit of the reinsurer and the cedent may provide a minimum investment return on such funds. On September 30, 2006, one remaining ceded reinsurance contract was commuted and the underlying funds withheld balances were settled with the reinsurers that were parties to this contract. Prior to this commutation and as of December 31, 2005, we held premiums and accrued investment income of $86.4 million due to reinsurers. On this ceded reinsurance contract we recognized a reduction to gross investment income of $4.7 million and $6.7 million during the years ended December 31, 2006 and 2005, respectively. On a net basis, this reduction to investment income was $1.4 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively, representing the difference between the stated investment return under such contracts and the overall yield achieved on our total investment portfolio for the period. The weighted average contractual investment return on the funds held by PXRE is 7.1% and 7.7% for the years ended December 31, 2006 and 2005, respectively. As a result of the commutation, in future periods the Company will not experience a reduction to gross or net investment income with respect to this contract.
Net Realized Investment Losses
     Net realized investment losses for 2006 were $7.8 million. The losses were primarily the result of the write down of $7.3 million of investment securities due to other than temporary impairment following the downgrades of PXRE’s credit ratings in February 2006.
     Net realized investment losses for 2005 were $14.7 million. The losses were primarily the result of the write down of $11.8 million of investment securities due to other than temporary impairment following the downgrades of PXRE’s credit ratings in February 2006 and the sale of PXRE Limited, the sole member of PXRE Lloyd’s Syndicate 1224, during the fourth quarter of 2005.

Income Taxes
     PXRE recognized a tax expense of $0.6 million in 2006 compared to a tax expense of $5.9 million in 2005. The tax expense in 2006 related to prior year alternative minimum tax.
     Management has reviewed PXRE’s deferred tax asset and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrade of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance of $50.3 million is required for all of its deferred tax asset, $48.5 million of which relates to tax benefits that otherwise would have been, with respect to 2005, or have been, with respect to years prior to 2005, recognized in the Consolidated Statements of Operations in 2005 and prior periods. The remainder relates to the tax consequences of temporary differences in Other Comprehensive Operations.
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
     Net loss per diluted common share was $21.65 for 2005 compared to net income per diluted common share of $0.59 for 2004, based on diluted average shares outstanding of approximately 32.5 million in 2005 and 15.0 million in 2004. In accordance with SFAS No. 128, “Earnings Per Share,” for 2005 and 2004 the Company did not include 11.0 million and 12.8 million of average shares that are anti-dilutive (as shown in Note 10 to the Consolidated Financial Statements) in determining the denominator for its calculation of net (loss) income per diluted common shares.
Premiums
     Gross and net premiums written for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,		$ Increase	% Increase
($000’s)	2005	2004	(Decrease)	(Decrease)
Gross premiums written	$542,325	$346,035	$196,290	57%
Ceded premiums written	(135,320)	(36,248)	99,072	273

Net premiums written	$407,005	$309,787	$97,218	31%

     Gross and net premiums earned for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,		$ Increase	% Increase
($000’s)	2005	2004	(Decrease)	(Decrease)
Gross premiums earned	$525,765	$351,274	$174,491	50%
Ceded premiums earned	(137,441)	(43,202)	94,239	218

Net premiums earned	$388,324	$308,072	$80,252	26%

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
     A summary of our 2005 and 2004 net premiums written and net premiums earned by business segment is included in Note 13 to our Consolidated Financial Statements.
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
     The net impact of Hurricanes Katrina, Rita and Wilma in 2005 was $806.9 million. The net impact of the losses arising from Hurricanes Katrina, Rita and Wilma is summarized in the following table:

Year Ended
($000’s)	December 31, 2005
Gross losses and loss expenses	$1,014,506
Ceded reinsurance recoverables	(163,697)

Net losses and loss expenses	850,809
Ceded reinstatement and additional premiums earned	107,791
Assumed reinstatement premiums earned	(151,660)
Tax benefit	—

Net after tax impact	$806,940

     All of the Company’s reinsurance recoverable related to Hurricanes Katrina, Rita and Wilma are either fully collateralized or reside with entities presently rated “A” or higher.
     The 2005 current year net losses incurred of $987.6 million is mainly due to the 2005 hurricanes which amounted to $638.0 million from Hurricane Katrina, $68.9 million from Hurricane Rita and $143.9 million from Hurricane Wilma.
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

FINANCIAL CONDITION
Capital Resources
     The Company and PXRE Delaware rely primarily on dividend payments and capital distributions from PXRE Bermuda and PXRE Reinsurance to pay its operating expenses, to meet its debt service obligations and to pay dividends. In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma which occurred in 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividend without regulatory approval. Based on the total statutory capital of PXRE Bermuda as of December 31, 2006, the aggregate capital distribution that is available to be paid during 2007, without prior regulatory approval is $104.6 million. Since our ratings downgrades in February 2006, we have been actively communicating with the BMA and we do not intend to make any further dividends or capital distributions without prior notification to the BMA. See Item I – Business: Regulation. PXRE Bermuda paid a capital distribution of $27.0 million to the Company during 2006. PXRE Reinsurance did not pay any dividends in 2006. We anticipate that this dividend and capital distribution capacity (with notification to the BMA) will be sufficient to fund our liquidity needs during 2007.
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
     Following our February 2006 ratings downgrades and the resulting level of contract terminations from our assumed book of business, in conjunction with paid losses primarily from Hurricanes Katrina, Rita and Wilma, resulted in net cash used by operating activities. Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 92% of such proceeds were received by December 31, 2006. The remainder is expected to be received by June 30, 2007. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties.
     If the merger with Argonaut is not consummated and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff. If runoff is chosen, the only sources of liquidity for our principal operating subsidiaries will be the maturity or sale of investments, as we will no longer expect to have net positive cash flows from operating activities, borrowings, capital contributions or advances. As of December 31, 2006, we have $671.2 million of short term investments and $532.9 million of other invested assets. Based upon our current estimates of losses and loss expenses and other liabilities on our December 31, 2006 consolidated balance sheet, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties should we elect to go into runoff, however the nature and timing of cash flows could be highly uncertain in this scenario.

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
     On April 4, 2002, the Company raised $150.0 million of additional capital through the issuance of 15,000 Convertible Voting Preferred Shares (the “Preferred Share Investment”). As of December 31, 2006, 5,813 Preferred Shares were issued and outstanding. The Preferred Shares are entitled to receive, when, as and if declared by our Board of Directors and to the extent of funds legally available for the payment of dividends, cumulative dividends per share at the rate per annum of 8% of the sum of the stated value on each share plus any accrued and unpaid dividends thereon, payable on a quarterly basis. Commencing in the second quarter of 2005, the dividends paid on such convertible voting preferred shares are paid in cash, rather than in additional convertible voting preferred shares. No dividends were paid in the first quarter of 2006 and therefore overdue dividends were accrued at 10% per annum from April 1, 2006 until paid on May 30, 2006. Dividends to preferred shareholders, paid in cash, during 2006 and 2005 amounted to $4.9 million and $3.7 million, respectively, and paid in kind during 2005 amounted to $3.4 million.

     On March 31, 2005, 5,840.6 Series A1 convertible voting preferred shares, 3,143.6 Series B1 convertible voting preferred shares and 1,393.6 Series C1 convertible voting preferred shares were mandatorily converted into 4.4 million class A convertible voting common shares, 2.4 million class B convertible voting common shares and 1.0 million class C convertible voting common shares, respectively. The conversion was effected based upon a conversion price of $13.27, which conversion price was agreed between the Company and holders of the Company’s convertible voting preferred shares pursuant to a letter agreement dated as of March 31, 2005. All the remaining convertible preferred shares mandatorily convert on April 4, 2008. At December 31, 2006, there were no A1, B1 and C1 Preferred Shares and 5,813 A2, B2 and C2 Preferred Shares outstanding. As the A2 Preferred Shares, B2 Preferred Shares and C2 Preferred Shares were not voluntarily converted on or prior to the third anniversary of their issuance, an annual 8% dividend, payable in cash, will accrue until these Preferred Shares are converted.
     On January 29, 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary (non-consolidated) of PXRE Delaware, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware’s 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”). At December 31, 2006, obligations to PXRE Capital Trust amount to $102.7 million. On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “Capital Securities”). Distributions on the Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.
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
     Share Dividends and Book Value
     Dividends declared to common shareholders were $16.8 million in 2005. There were no dividends to common shareholders declared in 2006.
     The Board of Directors does not intend to declare dividends on our common shares during the pendency of its evaluation of strategic alternatives.
     Book value per common share was $6.41 at December 31, 2006 after considering convertible preferred shares.
     Cash Flows
     Net cash flows used by operations were $434.2 million in 2006 compared to net cash flows provided by operations of $27.3 million in 2005 primarily due to an increase in net paid losses, mainly attributable to Hurricanes Katrina, Rita and Wilma, and the decrease in premiums collected as a result of the cancellation and non-renewal of contracts as a result of our ratings downgrades in February 2006.
     Net cash provided by investing activities were $436.5 million in 2006 compared to net cash flows used by investing activities of $490.5 million in 2005. This increase was primarily due to the sale of investment securities in order to meet the Company’s currently foreseen liquidity needs. As discussed above, in February 2006 we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. Because of the nature of the coverages we provided, which typically can produce infrequent losses of high severity, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.

     If the merger with Argonaut is not consummated and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff. If runoff is chosen, the only sources of liquidity for our principal operating subsidiaries will be the maturity or sale of investments, as we will no longer expect to have net positive cash flows from operating activities, borrowings, capital contributions or advances. As of December 31, 2006, we have $671.2 million of short term investments and $532.9 million of other invested assets. The overall duration of the Company’s fixed income and short-term investment strategy is 1.1 years. Based upon our current estimates of losses and loss expenses and other liabilities on our December 31, 2006 consolidated balance sheet, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties should we elect to go into runoff, however the nature and timing of cash flows could be highly uncertain in this scenario.
     PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $200.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of December 31, 2006, the Company has pledged assets with a fair value of $329.5 million to support outstanding letters of credit. Subsequent to December 31, 2006, and as of February 28, 2007, the Company believes that approximately $89.5 million of this collateral is eligible to be released from the underlying collateral trusts that support the outstanding LOCs.

     Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at December 31, 2006 and future commitments.
     Commitments, Contingencies and Contractual Obligations

	PAYMENTS DUE BY PERIOD

Contractual Obligations		Less Than 1	1 – 3	3 – 5	More
($000’s)	Total	Year	Years	Years	Than 5 Years
Long-term debt obligations	$167,089	$—	$—	$—	$167,089
Interest on debt obligations	325,905	14,327	28,653	28,654	254,271
Losses and loss expenses	603,241	286,621	163,678	91,983	60,959
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	4,211	1,109	1,717	1,385	—
Purchase obligations	—	—	—	—	—
Dividends on convertible preferred shares	5,865	4,651	1,214	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	4,607	4,568	39	—	—

Total	$1,110,918	$311,276	$195,301	$122,022	$482,319

     Loss and loss expense reserves represent management’s best estimate of the ultimate cost of settling the underlying reinsurance claims. As more fully discussed in “Critical Accounting Policy Disclosures – Estimation of Losses and Loss Expenses” above, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.
     As noted under “– Capital Resources” above, we expect to be able to meet the contractual obligations over 2007 with the dividend paying capacity of the Company’s subsidiary, PXRE Bermuda. PXRE Reinsurance and PXRE Bermuda expect to be able to meet their contractual obligations over 2007 with operating and investing cash flows.
     As of December 31, 2006, other commitments and pledged assets include (a) LOCs of $239.3 million which are secured by cash and securities with a fair value of $329.5 million, (b) securities amounting to $9.7 million on deposit with various state insurance departments in order to comply with insurance laws, (c) cash and securities with a fair value of $53.9 million deposited in a trust for the benefit of a cedent in connection with certain deposit liabilities, (d) funding commitments to certain limited partnerships of $0.2 million, (e) commitments under the capital trust pass-through securities discussed above, and (f) commitment fees of $0.4 million per annum under the two committed LOC facilities discussed above. Subsequent to December 31, 2006 and as of February 28, 2007, the Company believes that approximately $89.5 million of this collateral is eligible to be released from the underlying collateral trusts that support the outstanding LOCs.

     In order to better protect PXRE against the risk of the occurrence of multiple significant catastrophe events, we sponsored a catastrophe bond transaction that closed during the fourth quarter of 2005. The transaction was a $250.0 million collateralized transaction with A&W II, a Cayman Island reinsurance company, which is accounted for as a derivative. It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss. The coverage provided $250.0 million of protection for the period from January 1, 2006 to December 31, 2006 and provides $125.0 million for the period from January 1, 2007 to December 31, 2008. The annual premium payments with respect to the A&W II facility are $8.0 million in 2007 and 2008, respectively.
     The A&W II coverage is based on a modeled loss trigger. PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the expected exposures in PXRE’s assumed reinsurance portfolio. Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then the coverage is activated. Upon the occurrence of a second catastrophe event in the covered territories during that calendar year, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio for the second event exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement. The recovery is based on modeled losses and, unlike A&W I, is not limited to PXRE’s ultimate net loss from the loss event.
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
     If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, we may seek to assign or novate PXRE’s rights and obligations under the collateralized catastrophe facility to another insurance or reinsurance company. There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that the note holders who funded the facility would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE. If PXRE was not able to successfully assign or novate its rights and obligations under the collateralized catastrophe facility, PXRE could incur material termination fees and liabilities. If the A&W II facility is terminated prior to the end of the scheduled termination date of a tranche, PXRE could be obligated to pay significant early termination fees that could be as much as $5.8 million, and PXRE is obligated to make all premium payments up to the date of termination.

     If the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Company will also need to evaluate its obligations under two multi-year ceded reinsurance contracts that provide the Company with reinsurance protection against catastrophic events in 2007 and 2008. In this regard, the Company will need to evaluate whether it is likely that catastrophe loss exposure assumed by PXRE in 2007 and 2008 has the potential to result in losses that exceed the retention level under these ceded reinsurance protections. The Company is currently obligated to cede reinsurance premiums of $15.0 million per annum in each of 2007 and 2008 under these multi-year contracts.
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
     We face risks related to our proposed merger with Argonaut.
     There are significant risks and uncertainties associated with our proposed merger with Argonaut. For example, the merger may not be consummated, or may not be consummated in the third quarter of 2007 as currently anticipated, as a result of a number of factors, including, without limitation, the inability to obtain governmental approvals of the merger on the proposed terms or the failure of either company to obtain stockholder approval for the merger. If the combined company is not able to combine successfully the businesses of Argonaut and PXRE, the anticipated benefits from the merger may not be realized fully or at all or may take longer to realize than expected. For example, it is possible that the integration process could result in the loss of key employees or in complications in combining Argonaut’s and PXRE’s operations.
     Moreover, A.M. Best’s rating of Peleus Re assumes that the merger will be consummated. If the merger is not consummated, there can be no assurance that we will be able to maintain Peleus Re’s current “A-” rating or be able to continue writing reinsurance business.

     If the merger with Argonaut is not completed, unless the Board of Directors identifies and implements a different operating strategic solution, we will not write or earn any material premiums in the future and, as a result, we expect to incur material operating losses, since our remaining revenue is insufficient to cover our projected operating and other expenses.
     In the aftermath of Hurricane Katrina, each of the major rating agencies placed the credit ratings of our reinsurance subsidiaries on CreditWatch negative or the equivalent, and S&P and A.M. Best initially downgraded their ratings from “A” to “A-.” On February 16, 2006, A.M. Best downgraded its financial strength rating from “A-” to “B++” with a negative outlook. In February, 2006, A.M. Best further downgraded its financial strength rating from “B++” to “B+” with negative implications and S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “A-” to “BBB+” and placed these ratings on CreditWatch with negative implications. Thereafter, S&P further downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB+” to “BBB-”. Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa1” to “Baa2” and placed this rating under review for possible further downgrade. Subsequently, Moody’s further downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa2” to “Baa3” and placed this rating under review for possible further downgrade.
     In April, 2006, after finding that operational ratings below the critical “A” category provided little value for a reinsurer we announced that we had requested that the major credit rating agencies withdraw their financial strength and claims paying ratings of the Company and its operating subsidiaries. In the wake of this request, A.M. Best downgraded its financial strength ratings of PXRE Reinsurance and PXRE Bermuda from “B+” to “B” and withdrew these ratings; S&P downgraded its counterparty credit and financial strength rating on PXRE Reinsurance and PXRE Bermuda from “BBB-” to “BB+” and then withdrew these ratings; and Moody’s downgraded its insurance financial strength rating of PXRE Reinsurance from “Baa3” to “Ba2” and then withdrew this rating.
     Ratings have become an increasingly important factor in establishing the competitive position of reinsurance companies. Due to the ratings downgrades and withdrawal of the operational ratings of our reinsurance subsidiaries by A.M. Best, S&P and Moody’s, our competitive position in the reinsurance industry has suffered and we have been unable to retain or renew our reinsurance portfolio.
     If the merger is not consummated, unless we are able to implement a strategic alternative that would allow us to provide clients with an acceptably rated counterparty, we do not anticipate being able to underwrite any material amount of new reinsurance business in 2007 and would therefore not be able to generate any material amount of net premiums earned during 2007. The reduction in premium income has and will have a material adverse effect on our future operating results, liquidity and financial condition. Net premiums earned were our primary source of revenue for the years ended December 31, 2006 and 2005, accounting for 61% and 92% of our revenue, respectively. In 2006 and 2005, revenue from non-premium sources was not sufficient to offset operating expenses and interest expenses. We therefore expect to incur net operating losses in future periods unless we are successful in executing a strategic alternative other than runoff. If such operating losses were to occur, this would result in a decline in our shareholders’ equity.

     Ratings are not evaluations directed to investors in our securities (including investors in our common shares) or a recommendation to buy, sell or hold our securities (including our common shares). Ratings may be revised or revoked at the sole discretion of the rating agencies.
     If the merger is not consummated, we may not be able to identify or implement a strategic alternative for PXRE.
     Our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability. We have not written any new reinsurance business or renewed any expiring reinsurance business since the downgrades occurred. In light of the negative consequences of the rating downgrades, our Board of Directors decided to retain Lazard (who has since been succeeded by KBW) as a financial advisor to assist in the process of exploring strategic alternatives, which resulted in the proposed merger with Argonaut.
     If the merger with Argonaut is not consummated, the Board of Directors would likely re-commence its strategic evaluation process, but we may not be able to identify or complete any of these alternatives that our Board of Directors finds to be in the shareholders’ best interests. Even if we are successful in identifying and completing a merger or sale of PXRE or some other strategic alternative, we cannot provide any assurance about the financial impact or timing of the implementation of any such strategic alternatives or that any individual shareholder will determine that such strategic alternative is in his, her or its best interests.
     In almost one year of considering potential strategic alternatives, the Argonaut merger was found by our Board of Directors to be the most suitable strategic alternative available. If we are not able to consummate this merger, we may not be able to identify or implement a strategic alternative that is as attractive as Argonaut is in the future.
     If the merger is not consummated and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff and eventually commence an orderly winding up and liquidation of PXRE operations over some period of time that is not currently determinable.
     If the merger is not consummated, and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff. Once in runoff there are various options available to bring PXRE’s business to a conclusion including pursuing an arrangement with its policyholders in which it estimates and pays out all existing and contingent liabilities with a view to liquidating PXRE in accordance with a procedure which is approved by a statutory majority of policyholders. Under Bermuda law this is referred to as a solvent scheme of arrangement and is, in effect, a global commutation of PXRE’s business.

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
     In a winding up or liquidation as described above, a liquidator would be appointed and would sell or otherwise dispose of our remaining assets, pay our existing liabilities, including contingent obligations (which would have to be estimated in advance of payment) and distribute net proceeds, if any, to our shareholders in one or more liquidating distributions. In liquidation, we may not receive any material amounts for the sale or other disposition of our assets. Further, in liquidation, we will have significant obligations, including the costs incurred by the independent liquidator appointed and the work required to estimate liabilities and realize assets. Additionally, if we do not generate sufficient revenue to support our continued operations, we will be required to reduce our cash balance to support our continued operations and the amount of any liquidation proceeds available for distribution to our shareholders would thereby be reduced. Accordingly, the amount and timing of distributions, if any, to shareholders in a liquidation cannot be determined because such would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies. If PXRE were to become insolvent, there will be no distributions payable to our shareholders.
     If the merger is not consummated and the Board of Directors elects to pursue a strategic alternative that does not involve the continuation of meaningful property catastrophe reinsurance business, there is a risk that the Company could incur material charges or termination fees in connection with our collateralized catastrophe facility and certain multiyear ceded reinsurance agreements.
     During the fourth quarter of 2005, PXRE entered into a collateralized catastrophe facility that currently provides $125.0 million of aggregate protection against losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California.
     If the merger is not consummated, and the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Board of Directors may elect to explore the assignment or novation of PXRE’s rights and obligations under the collateralized catastrophe facility to another insurance or reinsurance company. There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that note holders who funded the facilities would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE. If PXRE was not able to successfully assign or novate its rights and obligations under this collateralized catastrophe facility, PXRE could incur material termination fees and liabilities., which could be as much as $5.8 million and PXRE is obligated to make all premium payments up to the date of termination.

     If the merger is not consummated, and the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Company will also need to evaluate its obligations under two multi-year ceded reinsurance contracts that provide the Company with reinsurance protection against catastrophic events in 2007 and 2008. In this regard, the Company will need to evaluate whether it is likely that catastrophe loss exposure assumed by PXRE in 2007 and 2008 has the potential to result in losses that exceed the retention level under these ceded reinsurance protections. The Company is currently obligated to cede reinsurance premiums of $15.0 million per annum in each of 2007 and 2008 under these multi-year contracts.
     Our ability to continue to operate our business, consummate the merger and to identify, evaluate and complete any other strategic alternative are dependent on our ability to retain our management and other key employees, and we may not be able to do so.
     We may have difficulty retaining our management and other key employees on whom we will depend to continue to operate our business and to assist in consummating the merger or in identifying, evaluating and completing any other strategic alternative. If we are unable to do so for at least the time necessary to consummate the merger or identify and implement an alternative selected strategy, our continued business operations and our ability to identify, evaluate and complete a strategic alternative could be materially and adversely affected.
     Adverse events in 2006 have negatively affected the market price of our common shares, which may lead to further securities litigation, administrative proceedings or both being brought against us.
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
     Our estimate of the ultimate incurred gross loss and loss expenses arising from Hurricanes Katrina, Rita and Wilma of $1,023.5 million as of December 31, 2006 is based mainly on modeling, a review of exposed reinsurance contracts, claims notices received from clients, discussions with clients and loss information provided by clients to underwriters as part of the underwriting submissions received in connection with the January 2006 renewal process. Although we have begun to receive loss notices with respect to Hurricanes Katrina, Rita and Wilma, we have paid less than 60% of our net incurred loss with respect to Hurricanes Katrina, Rita and Wilma as of December 31, 2006. In addition, our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

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
     In developing our best estimate for Hurricane Katrina, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective. We understand that various lawsuits are pending seeking to invalidate such flood damage exclusions on various grounds. If such lawsuits were to successfully invalidate the underlying flood damage exclusions or if the court or a jury were to find that an insurer had not adequately established that a loss was attributable to flood rather than wind, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods. Based on reports in the press, we understand that State Farm, one of the nation’s largest insurers, has been engaging in various settlement discussions concerning claims involving the controversies over the flood exclusion. We do not reinsure State Farm, but it is unclear at this time how any potential settlements by State Farm would impact or influence our cedents.
     If our clients were to incur widespread additional losses as a result of settlements or adverse litigation results involving the flood vs. wind controversy, it is possible that our current best estimate for Hurricane Katrina will be exceeded.
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

     Because of potential exposure to catastrophes in the future, our financial results may vary significantly from period to period.
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
     We compete with numerous companies, many of whom have credit ratings and substantially greater financial, marketing and management resources. Our ability to compete against such companies was substantially impaired when our counterparty credit and financial strength ratings were downgraded by the major rating agencies in February 2006 to a level that is generally unacceptable to many of our reinsurance clients. In light of our ratings downgrades and the material negative financial impact of the losses arising from Hurricanes Katrina, Rita and Wilma, our competitive position in the reinsurance industry has suffered and we have been unable to retain our reinsurance portfolio and renew any of our existing reinsurance agreements. No assurance can be given that we will be able to continue to compete successfully in the reinsurance markets in which we have historically operated.
     If we complete the merger or another strategic alternative we will compete with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Reinsurance, Inc., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. A number of reinsurers were also formed in Bermuda in the wake of Hurricanes Katrina, Rita and Wilma in 2005 that are providing additional competition.
     Reinsurance prices may decline, which could affect our profitability.
     Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and levels of surplus capacity. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, our profitability could be adversely affected if we resume underwriting.

     We may require additional capital in the future.
     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our capital needs may also be impacted by the strategic alternative path that the Board of Directors ultimately determines to pursue.
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
     Our invested assets consist primarily of debt instruments with fixed maturities, short-term investments and, to a lesser extent, hedge funds and interests in mezzanine bond and equity limited partnerships. At December 31, 2006, 98.7% of PXRE’s investment portfolio consisted of fixed maturities and short-term investments and 1.3% consisted of hedge funds and other investments.
     In February 2006, $490.5 million of fixed maturity investments were liquidated and the proceeds were invested in cash equivalents. As of December 31, 2006, $671.2 million of our invested assets were in short term investments. This could have a material negative impact on our future income from our investment portfolio.
     Our invested assets are subject to market-wide risks and fluctuations as well as to risks inherent in particular securities. Although we seek to preserve our capital, we have invested in a portfolio of hedge funds and other privately held securities. These investments were designed to provide diversification of risk; however, such investments entail substantial risks. There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on us. While our primary objective is capital preservation, all our portfolios have a degree of risk. See “Investments.”
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
     We are also exposed to potential losses from changes in probability of default and from defaulting counterparties with respect to our investments. A majority of our investment portfolio consists of fixed maturities and short-term investments rated “A” or “A2” or better by Moody’s or S&P. The average credit rating of the fixed maturities and short-term investments at December 31, 2006 is “AAA.” Our investment portfolio also contains privately held fixed maturities that are not traded on a recognized exchange. A deterioration in the credit quality of our investments or our inability to liquidate any of our privately held investments promptly could have an adverse effect on our financial condition.
     Risks Related to our Hedge Fund Investments. We are exposed to potential losses from the risks inherent in our portfolio of hedge funds. The three most significant risks inherent in our hedge fund portfolio are liquidity risk, credit risk and market risk:
•	Liquidity Risk
     Liquidity risk exists in the hedge fund portfolio because there are delays between giving notice to redeem a hedge fund investment and receiving proceeds. In February 2006, redemption orders were placed with our hedge funds in the amount of $150.0 million. At December 31, 2006, the Company had $12.8 million in hedge funds subject to redemption notices. The redemption terms are defined in the offering documents and generally require notice periods and time scales for settlement. We remain at risk during the notice period, which typically specifies a month or quarter end reference point at which to calculate redemption proceeds. The risk also exists that a hedge fund may be unable to meet its redemption obligations. A hedge fund may be faced with excessive redemption notices and illiquid underlying investments.
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
     Finite risk reinsurance contracts are highly customized and typically involve complicated structural elements. GAAP governs whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. As reported in the past few years, certain finite insurance and reinsurance arrangements are coming under scrutiny by the New York Attorney General’s Office, the Securities and Exchange Commission and other governmental authorities. According to the press, investigators have asserted that the contracts in question were accounted for in an improper or fraudulent manner.
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
     If we complete the merger or implement another strategic alternative, we are likely to continue to rely on such brokers and assume this risk.

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

     Recoveries under our collateralized catastrophe facility are triggered by modeled loss to a notional portfolio, rather than our actual losses arising from a catastrophe event, which creates a potential mismatch between the risks assumed through our inwards reinsurance business and the protection afforded by this facility.
     During the fourth quarter of 2005, PXRE entered into a collateralized facility that provides $125.0 million of aggregate protection against losses arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage under the facility is based on a modeled loss trigger. PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the expected exposures in PXRE’s assumed reinsurance portfolio. Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement. If such a hurricane, windstorm or earthquake were to occur, there is a risk that the actual losses incurred by PXRE could exceed the modeled loss to the notional portfolios and that the actual benefit of this facility could be substantially less than expected.
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
     As of March 7, 2007, we have $310.0 million committed letter of credit facilities and an uncommitted facility that allows for letters of credit to be issued subject to satisfactory collateral being provided to the issuing bank by the Company.
     At December 31, 2006, the Company had issued letters of credit in the amount of $239.3 million which are secured by cash and securities with a fair value of $329.5 million.

     The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong.
     Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Our recent growth from January 1, 2002 through December 31, 2005 relates in part to improved industry pricing, but the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to an adverse effect on our profits if we resume underwriting. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.
Risks Related to Regulation
     Regulatory constraints may restrict our ability to operate our business.
     General. Assuming the consummation of the transaction contemplated under the Merger Agreement entered into by the Company and Argonaut, and therefore the resumption of our operations,our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage in business or in new locales, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business.
     PXRE Bermuda. PXRE Bermuda is registered as a Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA, require PXRE Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict PXRE Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds. By agreement with the BMA, PXRE Bermuda may not underwrite any new reinsurance business without the prior consent of the BMA.
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
      In addition to the above, PXRE Bermuda has agreed to submit to additional regulatory oversight by the BMA effective March 12, 2007. Please refer to the section entitled “Business: Regulation — Bermuda ” for a full discussion of this matter.
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
     Recent adverse events impacting our business that have led us to consider strategic alternatives could lead to regulatory inquiries and adoption of any course of action, including that contemplated under the Merger Agreement, that resulted in a change of control will require regulatory approval.
     We have experienced material adverse events, including significant losses in 2005 and the downgrading of our ratings in February 2006. As a result, regulators having jurisdiction over one or more of our insurance subsidiaries could institute inquiries or proceedings against them. Any such regulatory action could impact our ability to write insurance business in some jurisdictions. In addition, the approval of insurance regulators would be required for the merger and its implementation or for the implementation of any other strategic alternatives, that we may pursue, particularly any one involving a change of control of such subsidiaries. A significant delay or the denial of any required regulatory approval could negatively impact our ability to put into effect a strategic alternative that we consider beneficial to our business, which could have a material adverse impact on our results of operations and financial condition. In addition, this could have a material adverse effect on the market price of our securities.
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
     We rely primarily on cash dividends from PXRE Reinsurance, PXRE Ireland and PXRE Bermuda to pay our operating expenses, including debt service payments, shareholder dividends, if any, income taxes and other obligations that may arise from time to time. We expect future dividends and other permitted payments from these subsidiaries to be our principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries to us is limited under Bermuda law, Irish law and under certain insurance statutes of various U.S. states in which they are licensed to transact business. PXRE Reinsurance is subject to state regulatory restrictions that limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to stockholders without prior approval of the Insurance Commissioner of the State of Connecticut. As of January 1, 2007, PXRE Reinsurance cannot pay any dividends without the prior approval of the Insurance Commissioner of the State of Connecticut.

     Bermuda insurance laws require PXRE Bermuda to maintain certain measures of solvency and liquidity, and further limit the amount by which we can reduce surplus without prior regulatory approval. Moreover, we have voluntarily agreed to further limitations on our ability to pay dividends without the prior consent of the BMA. Please refer to the section entitled “Business: Regulation — Bermuda” for a full discussion of this matter. Cash dividend payments to be made by us on our preferred shares and common shares or interest payments on our debt securities may also be affected by any inability to rely on payments from our subsidiaries.
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
     The rights and protections afforded to the holders of our outstanding preferred shares could have a material negative impact on the holders of our common shares.
     In April 2002, we privately placed Series A, Series B and Series C convertible preferred shares with several private equity investors. These investors have the right to nominate four directors for election to the board of directors, and were granted demand and other registration rights. These investors also have the ability to veto certain corporate actions being considered in the context of our review of strategic alternatives, including, among other things, (i) the sale or merger of the Company, (ii) the sale of more than 25% of the Company’s assets, (iii) the expansion into other lines of business, (iv) the payment of extraordinary dividends, and (v) the voluntary liquidation, dissolution or winding up of the Company.

     The interest of the preferred share investors may differ materially from the interests of our common shareholders, and these investors could take actions or make decisions that are not in the best interests of our common shareholders.
     In addition, the anti-dilution protections afforded to the preferred shareholders could have a material dilutive effect on our common shareholders. Each preferred share, in whole or in part, is convertible at any time at the option of the holder into convertible common shares for that series according to a formula set forth in the description of stock. The convertible common shares are, in turn, convertible into common shares on a one-for-one basis. The number of convertible common shares per preferred shares issuable upon any conversion will be determined by dividing a liquidation preference for the series equal to the aggregate original purchase price of the preferred shares plus accrued but unpaid dividends thereon, by the conversion price then in effect. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value or without consideration. In addition, the conversion price is subject to adjustment for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 and for any liability or loss arising out of pending material litigation on December 10, 2001. As of March 12, 2007, the outstanding convertible common shares and preferred shares were ultimately convertible into 5.2 million common shares, or 6.7% of our outstanding common shares on a fully converted basis. However, because the conversion price for the preferred shares is subject to adjustment for a variety of reasons, including if we have certain types of adverse loss development, the number of our common shares into which the preferred shares are ultimately convertible and, accordingly, the amount of dilution experienced by our common shareholders, could increase.
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
     If completed, our proposed merger with the Argonaut Group, Inc., may have adverse U.S. federal income tax consequences on us under certain circumstances.
     Under recently enacted “inversion” rules, if a non-U.S. corporation acquires substantially all the assets of a U.S. corporation (including by acquiring the stock of the U.S. corporation) and if, after the acquisition, the shareholders of the U.S. corporation own at least 60 percent of the vote or value of the stock of the non-U.S. corporation, any income or gain recognized by the U.S. corporation on certain transfers of assets or licenses of property to related foreign persons may not be offset by net operating losses, foreign tax credits, or other tax attributes of the U.S. corporation. Based on the structure of the proposed merger transaction, these rules will apply to Argonaut.
      In addition, the inversion rules provide that if, after the acquisition, the shareholders of the U.S. corporation own at least 80 percent of the vote or value of the stock of the non-U.S. corporation, the non-U.S. corporation will be treated as a United States corporation for tax purposes. If this rule applies following the merger with Argonaut, we would be subject to U.S. federal income tax on our worldwide income. Based on the structure of the proposed merger transaction, we believe that we will not be treated as a U.S. corporation taxable in the United States on its worldwide income. There can be no assurances, however, that the IRS will not contend successfully that we should be considered a U.S. corporation under the inversion rules.
Item 7A.
Investments
     As of December 31, 2006, our investment portfolio, at fair value, was allocated 43.0% in fixed maturity debt instruments, 55.7% in short-term investments, 1.1% in hedge funds and 0.2% in other invested assets.

     At December 31, 2006, 97.8% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A-” or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 25.1% of fixed maturities and short-term investments or 24.8% of our total investment portfolio based on fair value at December 31, 2006. The average yield to maturity of our fixed maturities and short-term investments at December 31, 2006 and 2005 was approximately 5.3% and 4.7%, respectively.
     We had no direct investments in real estate or commercial mortgage loans as of December 31, 2006, other than $6.8 million of notes receivable and $1.0 million of an equity investment in a joint venture, Barr’s Bay Properties Limited, which owns the premises in which the Company’s Bermuda headquarters reside. These amounts are included in Other Assets. We may, however, invest in fixed maturities that are secured by commercial mortgages from time to time.
     Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive operations as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At December 31, 2006, an unrealized gain of $0.6 million (gain of 1 cent per share, after considering convertible preferred shares) was included in shareholders’ equity.
     Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally corporate securities, treasury bills and agency securities, amounted to $671.2 million at December 31, 2006, compared to $261.1 million at December 31, 2005 reflecting the re-deployment of securities following the downgrades in PXRE’s ratings in February 2006, in order to have sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties.
     A significant component of our investment strategy has been investing a portion of our invested assets in a diversified portfolio of hedge funds. At December 31, 2006, total hedge fund investments amounted to $12.8 million, representing 1.1% of the total investment portfolio. At December 31, 2005, total hedge fund investments amounted to $148.2 million, representing 9.0% of the total investment portfolio. In 2006, our hedge funds earned a return of 9.1% as compared to 8.5% in 2005. As noted above, the Company executed redemption orders for all of its hedge funds during the first quarter of 2006.
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
     As of December 31, 2006, our investment portfolio also included $2.4 million of other invested assets in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.2 million.
     Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the year ended December 31, 2006, included $6.5 million attributable to hedge funds and other investments.
     Our hedge fund and other privately held securities program should be viewed as exposing us to the risk of substantial losses, which we historically sought to reduce through our multi-asset and multi-management strategy. There can be no assurance, however, that this strategy will prove to be successful.
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
     One of our risk management strategies is to bear market risks that do not correlate with underwriting risks, and limit our exposure to market risks that may prevent us from servicing our insurance obligations. Our Board of Directors approves investment guidelines and the selection of external investment advisors who manage our portfolios. The investment managers make tactical investment decisions within the established guidelines. Management monitors the external advisors through written reports that are reviewed and approved by our Board of Directors or committee thereof. Management also manages diversification strategies across the portfolios in order to limit our potential loss from any single market risk. The performance and risk profiles of the portfolio are reported in various forms throughout the fiscal year to management, our Board of Directors, regulators, and to shareholders.
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
     In order to measure our exposure to changes in interest rates a sensitivity analysis was performed. Potential loss is measured as a change in fair value, net of applicable taxes. The fair value of the fixed maturity and short-term investment portfolios and subordinated debt at year-end were remeasured from the fair values reported in the financial statements assuming a 100 basis point increase in interest rates using various analytics and models. The potential loss in fair value measured as a proportion of total shareholders’ equity, due to interest rate exposure was estimated at 2.0% at December 31, 2006 and 3.0% at December 31, 2005. The potential loss decreased due to a shift to shorter-duration investments and a reduction in the size of the overall investment portfolio relative to total shareholders’ equity. Should such interest rate increase occur, only the decline in fair value of our fixed maturity investments would be recorded in our consolidated balance sheet; the decrease in the fair value of the subordinated debt would not be recognized.
     The estimated potential loss includes declines in the fair value related to prepayment risk associated with the mortgage-related securities. The mortgage sector represents 21.9% of our portfolio of fixed maturities and short-term investments at December 31, 2006. The estimate assumes a similar change in fair value across security sectors with no adjustment for change in value due to credit risk.
Credit Risk
     As of December 31, 2006, 98.7% of our investment portfolio, at fair value, consisted of fixed maturities and short-term investments. At December 31, 2006, 97.8% of the fair value of our fixed maturities and short-term investment portfolio was in obligations rated “A-” or better by Moody’s or S&P. With respect to diversification, at December 31, 2006 we own 320 individual fixed maturity investments. Non-agency mortgage and asset-backed securities accounted for 13.9% of our investment portfolio based on fair value at December 31, 2006. At December 31, 2006, we had $3.1 million at fair value of privately held fixed maturities that are not traded on a recognized exchange.

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

Management’s Report on Internal Control Over Financial Reporting
     PXRE’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of PXRE’s management, including PXRE’s Chief Executive Officer and Chief Financial Officer, PXRE conducted an evaluation of the effectiveness of PXRE’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on PXRE’s evaluation under the framework in Internal Control – Integrated Framework, PXRE’s management concluded that our internal control over financial reporting was effective as of December 31, 2006. PXRE’s management’s assessment of the effectiveness of PXRE’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2006 pursuant to Regulation 14A.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2006 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2006 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2006 pursuant to Regulation 14A.
Item 14. Principal Accountants’ Fees and Services
     The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2006 pursuant to Regulation 14A.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) The following documents are filed as part of this Form 10-K:
     (1) Financial Statements.

Page
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-8

Notes to Consolidated Financial Statements	F-9
     (2) Financial Statements Schedules.

Page
Schedule I – Summary of Investments (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)	—

Schedule II – Condensed Financial Information of Registrant	F-47

Schedule III – Supplementary Insurance Information	F-48

Schedule IV – Reinsurance (The information required by this Schedule is presented in the financial statements and the notes thereto included in this Form 10-K.)	—

Schedule V – Valuation and Qualifying Accounts and Reserves	F-49

Schedule VI – Supplementary Information Concerning Property/Casualty Insurance Operations	F-50

Consent of Independent Registered Public Accounting Firm	F-51

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

PXRE GROUP LTD.

By:	/s/ Jeffrey L. Radke Jeffrey L. Radke
Its President and Chief Executive Officer

Date:	March 16, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PXRE Group Ltd. and in the capacity and on the dates indicated:

By:	/s/ Jeffrey L. Radke Jeffrey L. Radke	By:	/s/ Robert P. Myron Robert P. Myron
	President and Chief Executive Officer		Executive Vice President, Chief
	(Principal Executive Officer)		Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	March 16, 2007	Date:	March 16, 2007

*By:	/s/ Gerald L. Radke Gerald L. Radke	*By:	/s/ F. Sedgwick Browne F. Sedgwick Browne
	Director		Director

Date:	March 13, 2007	Date:	March 13, 2007

*By:	/s/ Bradley E. Cooper Bradley E. Cooper	*By:	/s/ Craig A. Huff Craig A. Huff
	Director		Director

Date:	March 13, 2007	Date:	March 13, 2007

*By:	/s/ Mural R. Josephson Mural R. Josephson	*By:	/s/ Jonathon Kelly Jonathon Kelly
	Director		Director

Date:	March 13, 2007	Date:	March 13, 2007

*By:	/s/ Wendy Luscombe Wendy Luscombe	*By:	/s/ Philip R. McLoughlin Philip R. McLoughlin
	Director		Director

Date:	March 13, 2007	Date:	March 13, 2007

*By	/s/Jeffrey L. Radke

Jeffrey L. Radke
Attorney-in-Fact

Management’s Report on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders
PXRE Group Ltd.:
PXRE’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of PXRE’s management, including PXRE’s Chief Executive Officer and Chief Financial Officer, PXRE conducted an evaluation of the effectiveness of PXRE’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on PXRE’s evaluation under the framework in Internal Control – Integrated Framework, PXRE’s management concluded that our internal control over financial reporting was effective as of December 31, 2006. PXRE’s management’s assessment of the effectiveness of PXRE’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Jeffrey L. Radke	/s/ Robert P. Myron

Jeffrey L. Radke	Robert P. Myron
President and Chief Executive Officer	Executive Vice President, Chief
Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PXRE Group Ltd.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that PXRE Group Ltd. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PXRE Group Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that PXRE Group Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, PXRE Group Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 16, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PXRE Group Ltd.:
We have audited the accompanying consolidated balance sheets of PXRE Group Ltd., and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in Item 15 (a) (2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PXRE Group Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PXRE Group Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 16, 2007

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (amortized cost $502,307 and $1,212,299, respectively)	$502,254	$1,208,248
Trading (cost $14,794 and $28,225, respectively)	15,497	25,796
Short-term investments, at fair value	671,197	261,076
Hedge funds, at fair value (cost $11,583 and $132,690, respectively)	12,766	148,230
Other invested assets, at fair value (cost $1,717 and $2,806, respectively)	2,427	3,142

Total investments	1,204,141	1,646,492
Cash	12,251	14,504
Accrued investment income	3,830	10,809
Premiums receivable, net	93,325	217,446
Other receivables	7,321	17,000
Reinsurance recoverable on paid losses	3,324	4,223
Reinsurance recoverable on unpaid losses	35,327	107,655
Ceded unearned premiums	—	1,379
Deferred acquisition costs	8	5,487
Income tax recoverable	—	6,295
Other assets	41,816	84,757

Total assets	$1,401,343	$2,116,047

Liabilities
Losses and loss expenses	$603,241	$1,320,126
Unearned premiums	113	32,512
Subordinated debt	167,089	167,081
Reinsurance balances payable	34,649	30,244
Deposit liabilities	54,425	68,270
Income tax payable	597	—
Other liabilities	44,462	32,496

Total liabilities	904,576	1,650,729

Shareholders’ Equity
Serial convertible preferred shares, $1.00 par value, $10,000 stated value — 30 million shares authorized, 0.01 million and 0.01 million shares issued and outstanding, respectively	58,132	58,132
Common shares, $1.00 par value — 350 million shares authorized, 72.4 million and 72.3 million shares issued and outstanding, respectively	72,351	72,281
Additional paid-in capital	873,142	875,224
Accumulated other comprehensive loss	(100)	(5,468)
Accumulated deficit	(503,711)	(527,349)
Restricted shares at cost (0.4 million and 0.5 million shares, respectively)	(3,047)	(7,502)

Total shareholders’ equity	496,767	465,318

Total liabilities and shareholders’ equity	$1,401,343	$2,116,047

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Operations and Comprehensive Operations
Group Ltd.	(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Net premiums earned	$84,529	$388,324	$308,072
Net investment income	60,654	45,292	26,178
Net realized investment losses	(7,809)	(14,736)	(150)
Fee income	428	941	1,785

	137,802	419,821	335,885

Losses and Expenses
Losses and loss expenses incurred	12,443	1,011,523	226,347
Commission and brokerage	19,126	49,900	36,111
Other reinsurance related expense	17,862	936	—
Operating expenses	43,373	36,208	41,293
Foreign exchange losses (gains)	1,444	(1,547)	80
Interest expense	14,455	14,452	14,389

	108,703	1,111,472	318,220

Income (loss) before income taxes, cumulative effect of accounting change and convertible preferred share dividends	29,099	(691,651)	17,665
Income tax provision (benefit)	597	5,907	(6,234)

Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	28,502	(697,558)	23,899
Cumulative effect of accounting change, net of $0.2 million tax benefit	—	—	(1,053)

Net income (loss) before convertible preferred share dividends	$28,502	$(697,558)	$22,846

Convertible preferred share dividends	4,864	7,040	14,018

Net income (loss) to common shareholders	$23,638	$(704,598)	$8,828

Comprehensive Operations, Net of Tax
Net income (loss) before convertible preferred share dividends	$28,502	$(697,558)	$22,846
Net change in unrealized depreciation on investments	(3,929)	(12,061)	(5,465)
Reclassification adjustments for losses included in net income (loss)	7,996	12,164	247
Minimum additional pension liability	1,970	(716)	(1,329)

Comprehensive income (loss)	$34,539	$(698,171)	$16,299

Per Share
Basic:
Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	$0.40	$(21.43)	$1.65
Cumulative effect of accounting change	$—	$—	$(0.07)
Net income (loss) to common shareholders	$0.33	$(21.65)	$0.61

Average shares outstanding (000’s)	71,954	32,541	14,433

Diluted:
Net income (loss) before cumulative effect of accounting change and convertible preferred share dividends(1)	$0.40	$(21.65)	$1.59
Cumulative effect of accounting change	$—	$—	$(0.07)
Net income (loss) (1)	$0.33	$(21.65)	$0.59

Average shares outstanding (000’s) (1)	71,959	32,541	14,989

(1)   See Note 10, Earnings Per Share for changes under SEC's Staff Accounting Bulletin No 108
The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

	Years Ended December 31, 2006, 2005 and 2004
				Accumulated	Retained
	Convertible		Additional	Other	Earnings/		Total
	Preferred	Common	Paid-in	Comprehensive	(Accumulated	Restricted	Shareholders’
	Shares	Shares	Capital	Operations	Deficit)	Shares	Equity
Balance at December 31, 2003	$172,190	$13,277	$192,078	$1,692	$188,670	$(3,391)	$564,516
Net income before convertible preferred share dividends					22,846		22,846
Unrealized depreciation on investments, net				(5,218)			(5,218)
Minimum additional pension liability, net				(1,329)			(1,329)
Conversion of convertible preferred shares	(22,337)						(22,337)
Issuance of common shares		7,192	137,331				144,523
Repurchase/cancellation of common shares			(1,254)				(1,254)
Issuance of restricted shares						(7,291)	(7,291)
Amortization of restricted shares						3,941	3,941
Dividends to convertible preferred shareholders	14,018				(14,018)		—
Dividends to common shareholders					(3,417)		(3,417)
Tax effect of stock options exercised			1,575				1,575

Balance at December 31, 2004	163,871	20,469	329,730	(4,855)	194,081	(6,741)	696,555

Net loss before convertible preferred share dividends					(697,558)		(697,558)
Unrealized appreciation on investments				103			103
Minimum additional pension liability				(716)			(716)
Conversion of convertible preferred shares	(109,108)						(109,108)
Issuance of common shares		51,812	546,580				598,392
Repurchase/cancellation of common shares			(2,150)				(2,150)
Issuance of restricted shares						(4,566)	(4,566)
Amortization of restricted shares						3,805	3,805
Dividends to convertible preferred shareholders	3,369				(7,040)		(3,671)
Dividends to common shareholders					(16,832)		(16,832)
Tax effect of stock options exercised			1,064				1,064

Balance at December 31, 2005	58,132	72,281	875,224	(5,468)	(527,349)	(7,502)	465,318

Net income before convertible preferred share dividends					28,502		28,502
Unrealized appreciation on investments				4,067			4,067
Minimum additional pension liability				1,970			1,970
Incremental effect of applying FAS 158				(669)			(669)
Issuance of common shares		70	583				653
Repurchase/cancellation of common shares			(3,088)				(3,088)
Cancellation of restricted shares, net						2,376	2,376
Amortization of restricted shares						2,079	2,079
Amortization of share options			423				423
Dividends to convertible preferred shareholders					(4,864)		(4,864)

Balance at December 31, 2006	$58,132	$72,351	$873,142	$(100)	$(503,711)	$(3,047)	$496,767

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Premiums collected, net of reinsurance	$182,035	$301,982	$253,361
Losses and loss adjustment expenses paid, net of reinsurance	(620,947)	(229,295)	(123,698)
Commission and brokerage paid, net of fee income	(7,154)	(28,727)	(56,518)
Operating expenses paid	(45,967)	(31,666)	(38,189)
Net investment income received	57,180	37,788	15,894
Interest paid	(14,338)	(14,338)	(15,138)
Income taxes recovered (paid)	6,295	18,328	(6,271)
Trading portfolio purchased	(38,392)	(17,685)	—
Trading portfolio disposed	50,139	3,369	6,965
Deposit paid	(13,845)	(3,873)	(8,440)
Other	10,747	(8,608)	17,361

Net cash (used) provided by operating activities	(434,247)	27,275	45,327

Cash Flows from Investing Activities
Fixed maturities available for sale purchased	(90,510)	(733,076)	(496,986)
Fixed maturities available for sale disposed or matured	794,485	209,763	405,393
Hedge funds purchased	(4,000)	(129,388)	(13,123)
Hedge funds disposed	145,097	123,219	15,149
Other invested assets purchased	(35)	—	—
Other invested assets disposed	1,577	3,738	4,417
Net change in short-term investments	(410,121)	35,242	(120,547)
Receivable for securities	—	—	24
Payable for securities	—	—	(18)

Net cash provided (used) by investing activities	436,493	(490,502)	(205,691)

Cash Flows from Financing Activities
Proceeds from issuance of common shares	628	483,169	114,701
Cash dividends paid to common shareholders	—	(16,832)	(3,417)
Cash dividends paid to preferred shareholders	(4,864)	(3,671)	—
Cost of shares repurchased	(263)	(603)	(1,060)

Net cash (used) provided by financing activities	(4,499)	462,063	110,224

Net change in cash	(2,253)	(1,164)	(50,140)
Cash, beginning of year	14,504	15,668	65,808

Cash, end of year	$12,251	$14,504	$15,668

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss) before convertible preferred share dividends	$28,502	$(697,558)	$22,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and loss expenses	(716,885)	860,041	9,449
Unearned premiums	(31,020)	18,681	1,340
Deferred acquisition costs	5,479	(3,742)	750
Receivables	133,800	(106,015)	(18,258)
Reinsurance balances payable	4,405	19,307	(42,436)
Reinsurance recoverable	73,228	(42,661)	93,201
Income taxes	6,892	24,507	(12,787)
Equity in earnings of limited partnerships	(6,460)	(13,000)	(10,744)
Trading portfolio purchased	(38,392)	(17,685)	—
Trading portfolio disposed	50,139	3,369	6,965
Deposit liability	(13,845)	(3,873)	(8,440)
Receivable on commutation	35,154	(35,154)	—
Other	34,756	21,058	3,441

Net cash (used) provided by operating activities	$(434,247)	$27,275	$45,327

The accompanying notes are an integral part of these statements.

PXRE	Notes to Consolidated Financial Statements
Group Ltd.	Years Ended December 31, 2006, 2005 and 2004
1. Organization
     PXRE Group Ltd. (the “Company” or collectively with its subsidiaries, “PXRE”) is an insurance holding company organized in Bermuda. PXRE provides reinsurance products and services to a worldwide marketplace through its subsidiary operations located in Bermuda, Europe and the United States. PXRE’s primary focus is providing property catastrophe reinsurance and retrocessional coverage. PXRE also provides marine, aviation and aerospace products and services. In February 2006, the Company’s counterparty credit and financial strength ratings were downgraded by three rating agencies, after which the Company withdrew such ratings. Subsequent to the Company’s ratings downgrades and through to December 31, 2006, PXRE did not renew any of its reinsurance contracts that expired, nor did PXRE write any new reinsurance contracts and therefore exposures decreased compared to the prior year.
2. Significant Accounting Policies
Basis of Presentation and Consolidation
     The consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly owned subsidiaries, including PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”) and PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”). All intercompany transactions have been eliminated in preparing these consolidated financial statements.
     GAAP requires management to make estimates and assumptions that affect (i) the reported amount of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates which are significant include estimation of losses and loss expenses, estimation and recognition of premiums, valuation of investments and valuation of deferred tax assets.
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
     Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that PXRE or its retrocessionaires may realize a significant loss from the insurance risk assumed are accounted for as deposits with interest income or expense credited or charged to the contract deposits and included in net investment income or fee income. These contract deposits are included in “Other assets” and “Deposit liabilities” in the Consolidated Balance Sheets.
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
Losses and Loss Expenses
     A reserve for losses and loss expenses is established equal to an amount estimated to settle ultimate incurred losses. The reserve for losses and loss expenses includes an estimate of individual case reserves for reported losses for known events and an estimate of incurred but not reported losses. Individual case reserve estimates are initially based on loss reports received from third parties. The reserve for incurred but not reported losses consists of a provision for additional development in excess of the case reserves reported by ceding companies and a provision for claims which have occurred but which have not yet been reported to PXRE and is based on actuarial methods. For certain catastrophic events there is considerable uncertainty underlying the assumptions used to estimate the reserve for losses and loss expenses. Accordingly, ultimate losses and loss expenses may vary materially from the amounts provided in the consolidated financial statements. These estimates are reviewed regularly, and as experience develops and new information becomes known the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the Consolidated Statements of Operations and Comprehensive Operations in the period in which they become known.

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
     Liabilities on assumed retroactive reinsurance contracts are established for the estimated loss PXRE ultimately expects to pay out. If such losses are greater than the related assumed earned premium, a deferred charge is recorded and included in “Other assets” in the Consolidated Balance Sheets. Reinsurance recoverables on ceded retroactive reinsurance contracts are recorded for the estimated recovery that PXRE ultimately expects to receive. If such recoverables are greater than the related ceded earned premium, a deferred gain is recorded and included in “Other liabilities” in the Consolidated Balance Sheets. The deferred charge or gain is amortized over the estimated remaining settlement periods using the interest method. When changes in the amount or the timing of payments on retroactive balances occur, a cumulative amortization adjustment is recognized in earnings in the period of the change.
Derivative Instruments
     One ceded contract entered into by PXRE has been determined to be a derivative and is therefore recorded at fair value with the change in fair value reported in “Other reinsurance related expense” in the Consolidated Statements of Operations and Comprehensive Operations.
Investments
     Fixed maturity investments are considered available-for-sale or trading and are reported at fair value. Fixed maturity investments are stated at fair value as determined by the quoted market price of these securities as provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive operations as a separate component of shareholders’ equity. Unrealized losses associated with the available-for-sale portfolio that are deemed other than temporary are charged to operations in the period they are determined. Unrealized gains and losses associated with the trading portfolio are recognized in net investment income.
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
     The fair value of other assets and other liabilities approximates their carrying value due to their relative short term nature. The estimates of fair value are subjective in nature and are not necessarily indicative of the amounts that PXRE would actually realize in a current market exchange. However, any differences would not be expected to be material. Certain financial instruments such as insurance contracts are excluded from fair value disclosure; therefore the total fair value amounts cannot be aggregated to determine the underlying economic value of PXRE.
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
     Management has reviewed PXRE’s deferred tax asset and due to uncertainty with respect to the amount of future taxable income that will be generated, have concluded that a valuation allowance of $50.3 million is required for the entire deferred tax asset.
Comprehensive Operations
     Comprehensive operations are comprised of net income (loss) before convertible preferred share dividends and other comprehensive operations. Other comprehensive operations consist of the after-tax change in the net unrealized appreciation or depreciation of investments and a portion of the change in pension liabilities.

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
Share-Based Compensation
     At January 1, 2006, PXRE adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income (loss) prior to the year ended December 31, 2006. PXRE’s adoption of SFAS 123R did not and has not had a material effect on net income.

     The following table illustrates the effects on net income (loss) and income (loss) per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the years ended December 31, 2006, 2005 and 2004:

($000’s, except per share data)	2006	2005	2004
Net income (loss) to common shareholders:
As reported
Income (loss) before share-based compensation expense and convertible preferred share dividends	$28,925	$(697,558)	$22,846
Total share-based compensation expense determined under fair value based method, net of related tax effects	(423)	—	—

	28,502	(697,558)	22,846

Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(1,170)	(2,180)

Actual (Pro-forma for 2005 and 2004) net income (loss) before convertible preferred share dividends	$28,502	$(698,728)	$20,666

Basic income (loss) per share:
As reported	$0.33	$(21.65)	$0.61
Actual (Pro-forma for 2005 and 2004)	$0.33	$(21.69)	$0.46
Diluted income (loss) per share:
As reported	$0.33	$(21.65)	$0.59
Actual (Pro-forma for 2005 and 2004)	$0.33	$(21.69)	$0.44
     2004 amounts have been adjusted for immaterial errors with respect to the anti-dilutive nature of convertible preferred share dividends and therefore amounts presented herein do not agree with the previously issued consolidated financial statements
  Employee Benefits
     In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of SFAS No. 87, 88, 106 and 132R. This statement represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The statement does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. PXRE adopted the portion of the statement which requires recognition of the funded status of a defined benefit postretirement plan and the disclosure requirements as of December 31, 2006. The adoption of this statement resulted in PXRE recording a charge of $0.7 million in “Accumulated other comprehensive loss” in its Consolidated Balance Sheet as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.

  Effects of Prior Year Misstatements
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that companies assess the impact on both the balance sheet and the statement of operations when quantifying and evaluating the materiality of a misstatement. Under SAB 108, adjustment of the financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact on adopting SAB 108 was determined by the Company to be immaterial and does not require previously filed reports to be amended. The provisions of SAB 108 must be applied to financial statements for fiscal years ending after November 15, 2006.
     The 2004 net income per diluted common share for the year ended December 31, 2004 and the net income per diluted common share for the three months ended June 30, 2006 and September 30, 2006 have been adjusted for immaterial errors with respect to the anti-dilutive nature of convertible preferred share dividends and therefore the amounts presented herein do not agree with previously issued consolidated financial statements.
  New Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement amends Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to be a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued implementation guidance, “Statement 133 Implementation Issue B40 Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”, which creates a scope exception with respect to accounting for prepayment risk within certain securitized financial assets as an embedded derivative. SFAS 155 is not expected to have a material impact on its consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The relevant company is to determine whether it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued, Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement also provides guidance for using fair value to measure assets and liabilities. The Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under U.S. generally accepted accounting principles. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

3. Underwriting
     Premiums written and earned for the years ended December 31, 2006, 2005 and 2004 are as follows:

($000’s)	2006	2005	2004
Premiums written
Gross premiums written	$138,776	$542,325	$346,035
Ceded premiums written	(85,267)	(135,320)	(36,248)

Net premiums written	$53,509	$407,005	$309,787

Premiums earned
Gross premiums earned	$171,175	$525,765	$351,274
Ceded premiums earned	(86,646)	(137,441)	(43,202)

Net premiums earned	$84,529	$388,324	$308,072

     Premiums written were assumed principally through reinsurance brokers or intermediaries. In each of 2006, 2005 and 2004, four reinsurance intermediaries individually accounted for more than 10% of gross premiums written, and collectively accounted for approximately 89%, 80% and 78% of gross premiums written, respectively.
     The decrease in both gross premiums written and gross premiums earned for the year ended December 31, 2006 was primarily due to the cancellation and non-renewal of the majority of our reinsurance portfolio following our ratings downgrades in February 2006. During the year ended December 31, 2006, gross written and earned reinstatement premiums were negative $1.7 million. During the year ended December 31, 2005 reinstatement premiums of $159.5 million, including $151.7 million of reinstatement premiums from Hurricanes Katrina, Rita and Wilma, were written and earned.
     PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. In 2006, PXRE had reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. PXRE also purchased clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE sponsored two catastrophe bond transactions that supported two collateralized facilities which provide the Company with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. One of those two collateralized facilities was determined to be a derivative and is therefore recorded at fair value on PXRE’s Consolidated Balance Sheets with the changes in fair value reported in “Other reinsurance related expense” on PXRE’s Consolidated Statements of Operations and Comprehensive Operations for the year ended December 31, 2006.

     The decrease in both ceded premiums written and ceded premiums earned during 2006 as compared to the prior year was largely due to $107.8 million of ceded reinstatement and additional premiums related to Hurricanes Katrina, Rita and Wilma recognized during 2005 compared to virtually none in 2006. The decrease was offset, in part, by an increase of $57.7 million and $57.0 million in ceded premiums written and ceded premiums earned, respectively, largely associated with excess of loss retrocessional catastrophe coverage purchased during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event and the related early termination charge of approximately $17.6 million.
     In the event that retrocessionaires are unable to meet their contractual obligation, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.
     At December 31, 2006, PXRE had balances with an insurer, Legion Insurance Company (“Legion”), which has been in liquidation, amounting to $3.2 million of premiums receivable, net of contingent commission. PXRE also had loss and loss expense liabilities due to Legion of $16.2 million at December 31, 2006. PXRE’s reinsurance contracts with Legion contain offset clauses whose enforceability is subject to Pennsylvania law.
     PXRE has had both ceded and assumed reinsurance contracts that involve the withholding of premiums by the cedent or PXRE, as the case may be. On assumed reinsurance contracts, cedents held premiums and accrued investment income for which we have recognized $0.9 million of investment income for the year ended December 31, 2004. The assumed reinsurance contract was commuted during the year ended December 31, 2004. On September 30, 2006, the last of the ceded reinsurance contracts was commuted and the underlying funds withheld balances were settled with the reinsurers that were a party to the contract. Prior to the commutation and as of December 31, 2005, PXRE held premiums and accrued investment income of $86.4 million due to reinsurers. This amount is included, net of related receivables, under the caption, “Reinsurance balances payable” in the Company’s 2005 Consolidated Balance Sheet. PXRE owed fixed rates of interest to the retrocessionaires for these funds withheld arrangements, and on a weighted average basis such rates during the years ended December 31, 2006, 2005 and 2004 were 7.1%, 7.7% and 7.4%, respectively. Under the ceded reinsurance arrangements, PXRE reduced investment income during the years ended December 31, 2006, 2005 and 2004 by $4.7 million, $6.7 million and $8.0 million, respectively.
     Included in the decrease in the Deposit Liability from $68.3 million at December 31, 2005 to $54.4 million at December 31, 2006, was $5.9 million on commuted contracts.

     Activity in losses and loss expenses for the years ended December 31, 2006, 2005 and 2004 is as follows:

($000’s)	2006	2005	2004
Net balance at January 1	$1,212,471	$398,869	$303,711

Incurred related to:
Current year	22,856	987,647	214,316
Prior years	(10,413)	23,876	12,031

Total incurred	12,443	1,011,523	226,347

Recovered (paid) related to:
Current year	(4,530)	(7,643)	(12,628)
Prior years	(655,619)	(184,632)	(119,493)

Total paid	(660,149)	(192,275)	(132,121)

Retroactive reinsurance assumed	—	—	(1,037)
Retroactive reinsurance ceded	(1,980)	—	—
Foreign exchange adjustments	5,129	(5,646)	1,969

Net balance at December 31	567,914	1,212,471	398,869

Reinsurance recoverable on unpaid losses	35,327	107,655	61,215

Gross balance at December 31	$603,241	$1,320,126	$460,084

     Included in the $655.6 million of net paid prior year losses and loss expenses for 2006 is $587.6 million of paid losses and loss expenses for significant catastrophes including commutations of some contracts.
     As the business written by PXRE is characterized by high severity and relatively low frequency, this may result in volatility in its financial results. For the year ended December 31, 2005, current year net losses incurred of $987.6 million were mainly due to the 2005 hurricanes which amounted to $638.0 million from Hurricane Katrina, $68.9 million from Hurricane Rita and $143.9 million from Hurricane Wilma.
     Our loss estimates for Hurricanes Katrina, Rita and Wilma are subject to a high level of uncertainty due to the short period of time that has passed since Hurricanes Katrina, Rita and Wilma occurred, and the extremely complex and unique causation and coverage issues associated with Hurricane Katrina, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments. If such lawsuits were to successfully invalidate the underlying flood damage exclusions or if the court or a jury were to find that an insurer had not adequately established that a loss was attributable to flood rather than wind, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods.
     During 2006, PXRE experienced net favorable development of $10.4 million for prior-year losses and loss expenses, comprised of $16.3 million of favorable development in the catastrophe and risk excess segment and $5.9 million of adverse development in the exited lines segment. The $16.3 million of prior year favorable development in the catastrophe and risk excess segment was primarily related to favorable reported loss activity on our prior-year non-significant catastrophe losses. During 2006, there was no material change to our estimate of net losses and loss expenses for Hurricanes Katrina, Rita and Wilma. Prior year losses in the exited lines segment increased because of higher than expected reported claims.

     During 2005, PXRE experienced net adverse development of $23.9 million for prior-year losses and loss expenses, comprised of $17.3 million of adverse development in the catastrophe and risk excess segment and $6.6 million of adverse development in the exited lines segment. The $17.3 million of prior year development in the catastrophe and risk excess segment was primarily related to re-estimation of the 2004 storm losses following additional claim reports from cedents. Prior year losses in the exited lines segment increased because of higher than expected reported claims.
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
4. Investments
     The book value, gross unrealized gains, gross unrealized losses and estimated fair value of investments in fixed maturities as of December 31, 2006 and 2005 are shown below:

		Gross	Gross	Estimated
	Book	Unrealized	Unrealized	Fair
($000’s)	Value	Gains	Losses	Value
2006
Available for sale:
United States government securities	$55,370	$18	$(1,188)	$54,200
United States government sponsored agency debentures	53,979	102	(655)	53,426
United States government sponsored agency mortgage-backed securities	129,277	2,380	(588)	131,069
Other mortgage and asset-backed securities	167,073	1,121	(1,429)	166,765
Obligations of states and political subdivisions	1,259	—	(16)	1,243
Corporate securities	95,349	1,686	(1,484)	95,551

	502,307	5,307	(5,360)	502,254

Trading:
Foreign denominated securities	15,497	—	—	15,497

Total fixed maturities	$517,804	$5,307	$(5,360)	$517,751

		Gross	Gross	Estimated
	Book	Unrealized	Unrealized	Fair
($000’s)	Value	Gains	Losses	Value
2005
Available for sale:
United States government securities	$58,715	$16	$(1,316)	$57,415
United States government sponsored agency debentures	191,646	33	(1,088)	190,591
United States government sponsored agency mortgage-backed securities	171,635	121	(557)	171,199
Other mortgage and asset-backed securities	420,068	356	(1,595)	418,829
Obligations of states and political subdivisions	1,554	—	(28)	1,526
Corporate securities	368,681	1,855	(1,848)	368,688

	1,212,299	2,381	(6,432)	1,208,248

Trading:
Foreign denominated securities	25,796	—	—	25,796

Total fixed maturities	$1,238,095	$2,381	$(6,432)	$1,234,044

     PXRE regularly monitors the difference between the estimated fair values of investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is deemed to be temporary, the decline is recorded as an unrealized loss, net of tax, in shareholders’ equity. If the decline is “other than temporary,” the carrying value of the investment is written down and a realized loss is recorded on the statement of operations. The Company formally reviews each quarter the unrealized losses by value, and all investments that have been in an unrealized loss position for more than six months. In assessing whether an investment is suffering a decline in value that is “other than temporary,” particular attention is paid to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments, and our ability and intent to hold such securities to maturity. If a decline is deemed to be “other than temporary,” a realized investment loss is recognized for the impairment.
     The following table summarizes fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2006:

	One Year or Less		Over One Year
		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss
United States government securities	$1,051	$(7)	$47,627	$(1,180)
United States government sponsored agency debentures	7,715	(59)	22,021	(596)
United States government sponsored agency mortgage- backed securities	—	—	15,813	(588)
Other mortgage and asset-backed securities	359	(1)	47,254	(1,429)
Obligations of states and political subdivisions	—	—	1,044	(16)
Corporate securities	3,013	(20)	47,501	(1,464)

Total temporarily impaired securities	$12,138	$(87)	$181,260	$(5,273)

     During the year ended December 31, 2006, PXRE recorded $7.3 million in other than temporary impairment charges, $0.4 million of which was recovered due to sales of securities during the third and fourth quarters of 2006. The other than temporary impairment charges recorded in the current year relate to investments that the Company may not have the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred in February 2006.
     Unrealized losses amounting to $1.1 million of the total unrealized loss on fixed maturity investments as of December 31, 2006 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities.
     The following table summarizes fixed maturity investments with unrealized losses at fair value by length of continuous unrealized loss position as of December 31, 2005:

	One Year or Less		Over One Year
		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss
United States government securities	$41,260	$(1,116)	$6,286	$(200)
United States government sponsored agency debentures	50,736	(499)	19,832	(589)
United States government sponsored agency mortgage- backed securities	15,950	(404)	2,791	(153)
Other mortgage and asset-backed securities	40,781	(532)	32,862	(1,063)
Obligations of states and political subdivisions	560	(8)	966	(20)
Corporate securities	32,385	(566)	36,924	(1,282)

Total temporarily impaired securities	$181,672	$(3,125)	$99,661	$(3,307)

     During the year ended December 31, 2005, PXRE recorded $11.8 million in other than temporary impairment charges. The other than temporary impairment charges recorded in 2005 related to investments that the Company may not have had the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred in February 2006.
     Unrealized losses amounting to $1.2 million of the total unrealized loss on fixed maturity investments as of December 31, 2005 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities.

     Proceeds, gross realized investment gains, and gross realized investment losses from sales of fixed maturity investments before maturity or securities that prepay and from sales of equity securities were as follows:

($000’s)	2006	2005	2004
Proceeds from sales
Fixed maturities	$647,093	$52,066	$341,911

Equity securities	$—	$—	$21

Gross realized gains
Fixed maturities	$966	$83	$2,954
Equity securities	—	—	21
Other	198	—	—

	1,164	83	2,975

Gross realized losses
Fixed maturities	(8,972)	(12,248)	(2,834)
Other	(1)	(2,571)	(291)

	(8,973)	(14,819)	(3,125)

Net realized investment losses	$(7,809)	$(14,736)	$(150)

     Included in gross realized losses are other than temporary write downs of investment securities of $7.3 million, $11.8 million and $0.1 million in 2006, 2005 and 2004, respectively.
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
     The components of net investment income were as follows:

($000’s)	2006	2005	2004
Fixed maturity investments	$34,470	$35,511	$25,986
Hedge funds and other limited partnerships	6,035	11,892	10,744
Cash, short-term investments and other	30,800	9,424	4,527

	71,305	56,827	41,257
Less investment expenses	(3,600)	(2,213)	(2,800)
Less interest expense on funds held and deposit liabilities	(7,051)	(9,322)	(12,279)

Net investment income	$60,654	$45,292	$26,178

     Investment expenses principally represent fees paid to General Re-New England Asset Management, Inc., financing costs and bank charges.

Investment Maturity Distributions
     The book value and estimated fair value of fixed maturity investments at December 31, 2006 by expected maturity date are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Book	Fair
($000’s)	Value	Value
Fixed Maturity:
One year or less	$73,631	$73,461
Over 1 through 5 years	380,010	378,357
Over 5 through 10 years	60,139	60,565
Over 20 years	4,024	5,368

Total fixed maturities	$517,804	$517,751

     In addition to fixed maturities, PXRE held $671.2 million and $261.1 million of short-term investments at December 31, 2006 and 2005, respectively, comprised principally of corporate securities, treasury bills and agency securities. The increase in short-term investments reflects the re-deployment of securities following the downgrades in PXRE’s ratings in February 2006, in order to have sufficient liquidity to meet the currently foreseen needs of PXRE’s counterparties and to increase the Company’s flexibility in its pursuit of various strategic alternatives.
     Cash and short-term investments approximate fair value because of the short maturity of those instruments.
     PXRE also held $12.8 million and $148.2 million of hedge fund assets at December 31, 2006 and 2005, respectively, which are accounted for under the equity method, as follows:

	2006		2005
($000’s)	$	Ownership %	$	Ownership %
Loeb Offshore Fund, Ltd.	$5,525	2.9	$5,038	5.1
Riva Ridge Overseas Fund, Ltd.	2,105	1.3	6,412	5.3
Mariner Atlantic Ltd.	—	—	18,239	2.0
Mariner Select International, Ltd.	1,793	—	15,926	4.5
Wexford Offshore Spectrum Fund, Ltd.	—	—	10,495	1.3
Other	3,343	—	92,120	0.4 to 13.8

Total hedge funds	$12,766		$148,230

     Subsequent to, and as a result of the downgrades in our ratings that occurred in February 2006, PXRE executed redemption orders for all of the company’s hedge fund investments. As of December 31, 2006, PXRE remained beneficial owners of Loeb Offshore Fund, Ltd. and Riva Ridge Overseas Fund, Ltd. All other hedge fund investments, including Mariner Select International, Ltd., represent redemption “holdback” receivables which are expected to be released by the hedge funds upon completion of their annual audits. These receivable balances do not share in the gains or losses of the related hedge funds and therefore represent no beneficial ownership in those funds.

Restricted Assets
     Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $239.3 million were issued at December 31, 2006 in respect of reported loss reserves and unearned premiums. Cash and investments with a fair value of $329.5 million have been pledged as collateral with issuing banks. In addition, securities amounting to $9.7 million in par value were on deposit with various state insurance departments in order to comply with insurance laws at December 31, 2006.
     PXRE has outstanding commitments for funding investments in a limited partnership of $0.2 million at December 31, 2006.
     At December 31, 2006, PXRE has deposited cash and securities with a fair value of $53.9 million in a trust for the benefit of a cedent in connection with certain deposit liabilities.
5. Derivative Instruments
     As discussed in Note 3, PXRE entered into an agreement that provides $250.0 million of collateralized catastrophe protection with Atlantic & Western Re Limited II, a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage was effective January 1, 2006 and provides the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, PXRE will make recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event. The coverage provided $250.0 million of protection for the period from January 1, 2006 to December 31, 2006 and provides $125.0 million for the period from January 1, 2007 to December 31, 2008.
     PXRE records this contract at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance related expense” in the Consolidated Statements of Operations and Comprehensive Operations. As there is no quoted market value available for this derivative, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract. Included in “Other reinsurance related expense” for the year ended December 31, 2006 was $17.9 million which was due to the change in the fair value of this derivative, principally due to the passage of one year of the transaction’s risk coverage for 2006. Included in other reinsurance related expense for the year ended December 31, 2005 was $0.9 million which consisted solely of upfront transaction costs.
     The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

6. Subordinated Debt
     Trust preferred securities are mandatorily redeemable subordinated debt securities issued to separate special purpose trusts holding solely those securities. The subordinated debt securities at December 31, 2006 and 2005 are as follows:

($000’s)	2006	2005

8.85% fixed rate due February 1, 2027	$102,654	$102,646
7.35% fixed/floating rate due May 15, 2033	18,042	18,042
9.75% fixed rate due May 23, 2033	15,464	15,464
7.70% fixed/floating rate due October 29, 2033	20,619	20,619
7.58% fixed/floating rate due September 30, 2033	10,310	10,310

	$167,089	$167,081

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

     Income (loss) before income taxes, cumulative effect of accounting change and convertible preferred share dividends for the years ended December 31, 2006, 2005 and 2004 was as follows under the following jurisdictions:

($000’s)	2006	2005	2004

U.S.	$322	$(118,902)	$(21,147)
Bermuda and subsidiaries	28,580	(572,897)	34,384
Barbados	197	148	4,428

Total	$29,099	$(691,651)	$17,665

     The components of the provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

($000’s)	2006	2005	2004

Current
U.S.	$537	$(4,948)	$(15,242)
Foreign	60	181	4,180

Subtotal	597	(4,767)	(11,062)
Deferred U.S.	—	10,674	4,828

Income tax provision (benefit) before change in accounting	597	5,907	(6,234)
Income tax benefit from change in accounting	—	—	(240)

Income tax provision (benefit)	$597	$5,907	$(6,474)

     The significant components of the net deferred income tax asset (liability) are as follows:

($000’s)	2006	2005

Deferred income tax asset:
Net operating loss carryforward	$37,730	$32,156
Discounted reserves and unearned premiums	6,050	13,035
AMT carryforward	2,586	2,586
Excess tax over book basis in limited partnerships and invested assets	1,395	1,524
Deferred compensation and benefits	1,233	1,396
Allowance for doubtful accounts	746	746
Additional minimum pension liability and incremental effect of applying FAS 158	261	716
Other, net	605	89

Total deferred income tax asset	$50,606	$52,248

Deferred income tax liability:
Excess book over tax basis in limited partnerships	$—	$(837)
Investments and unrealized foreign exchange	(346)	—
Deferred acquisition costs	(1)	(16)

Total deferred income tax liability	$(347)	$(853)

Valuation allowance	(50,259)	(51,395)

Net deferred income tax asset	$—	$—

     Management has reviewed PXRE’s deferred tax asset and due to uncertainty with respect to the amount of future taxable income that will be generated, have concluded that a valuation allowance of $50.3 million is required for the entire deferred tax asset. Included in the deferred tax asset is a net operating loss which will expire in 2026.
     Income tax (payable) recoverable consists of the following:

($000’s)	2006	2005

Current tax (liability) asset	$(597)	$6,295
Deferred tax asset	—	—

Income tax (payable) recoverable	$(597)	$6,295

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from operations as a result of the following differences:

($000’s)	2006	2005	2004

Statutory U.S. rate	$10,185	$(242,078)	$6,183
Bermuda and subsidiary (loss) income	(10,003)	200,514	(12,034)
Foreign loss — Barbados	(69)	(51)	(1,550)
Barbados tax	37	109	4,112
Reserve for prior-year taxes	447	(1,896)	(2,600)
Valuation allowance change	(386)	48,915	—
Other, net	386	394	(345)

Income tax provision (benefit)	$597	$5,907	$(6,234)

8. Shareholders’ Equity
     As of December 31, 2006, the Company had the following equity securities outstanding: (i) 63.5 million common shares, (ii) 8.9 million convertible voting common shares, and (iii) 5,813 convertible voting preferred shares.
     On October 7, 2005, PXRE completed the public offering of 8.8 million of its common shares, including 1.2 million shares sold upon exercise of the underwriter’s overallotment option in full, at a public offering price of $13.25 per share. Net proceeds to the Company from the common stock offering, after deducting estimated expenses and underwriter’s discounts and commissions, were approximately $114.7 million.
     Pursuant to a Share Purchase Agreement dated as of September 29, 2005, PXRE agreed to issue and sell 375,000 Series D Perpetual Non-Voting Preferred Shares (the “Series D Preferred Shares”) in a private placement exempt from registration under the Securities Act of 1933. The Series D Preferred Shares were mandatorily exchangeable for common shares upon the shareholders’ approval of the exchange. The private placement closed on October 7, 2005. The gross proceeds from the private placement were $375.0 million, and proceeds net of agents’ discounts and commissions and offering expenses were $359.3 million. The Series D Preferred Shares were mandatorily exchanged into 32.3 million common shares and 1.8 milion convertible voting common shares following the affirmative vote of the Company’s shareholders at a special general meeting held on November 18, 2005 approving the exchange of the Series D Preferred Shares and the authorization of an additional 300 million common shares. No Series D Preferred Shares were outstanding as of December 31, 2006.
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

     As of December 31, 2006 and 2005, 5,813 convertible preferred shares were outstanding, which were convertible into 5.1 million common shares. Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to certain dilution adjustments. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. As a result of the issuance of 8.8 million common shares in October 2005 at the price of $13.25 per share pursuant to a public offering of common shares and the issuance of 34.1 million common shares upon the exchange of the Series D Perpetual Preferred Shares at the exchange price of $11.00 per share, the conversion price on the Preferred Shares was adjusted downwards by $1.75 in accordance with the terms of the underlying share purchase agreement.
     In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At December 31, 2006, PXRE has incurred $40.5million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of December 31, 2006, the adjusted conversion price was $11.28.
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
     The amounts of statutory capital and surplus at December 31, and statutory net income for the years ended December 31, 2006, 2005 and 2004, as filed with insurance regulatory authorities are as shown in the table below:

($000’s)	2006	2005	2004

PXRE Bermuda
Statutory capital and surplus	$564,209	$530,775	$749,084
Statutory net income (loss)	$53,488	$(563,895)	$47,309

PXRE Reinsurance
Statutory capital and surplus	$137,974	$126,991	$224,926
Statutory net income (loss)	$8,474	$(98,244)	$3,206
     During the year ended December 31, 2003, the Company contributed 42.6% of its ownership of PXRE Barbados to PXRE Bermuda, and during the year ended December 31, 2004, contributed the remaining portion. During 2005, PXRE Ireland assumed ownership of all company subsidiaries that were previously owned by PXRE Barbados. PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda. As of December 31, 2006, PXRE Bermuda has assets on its statutory balance sheet equal to $51.7 million which consists of investments in subsidiaries as well as amounts due from its parent company, PXRE Group Ltd.
     The payment of dividends by PXRE Bermuda is limited under Bermuda insurance laws, which require PXRE Bermuda to maintain certain measures of solvency and liquidity. As of December 31, 2006, the statutory capital and surplus of PXRE Bermuda was estimated to be $564.2 million and the amount required to be maintained was estimated to be $100.0 million.
     PXRE Reinsurance is subject to state regulatory restrictions, which limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the Insurance Commissioner of the State of Connecticut.
     In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval during 2007.

     The decrease in statutory capital and surplus of PXRE Reinsurance at December 31, 2005 was primarily due to a full limit loss of $80.0 million under an excess of loss protection for PXRE Bermuda.
10. Earnings Per Share
     A reconciliation of income (loss) before cumulative effect of accounting change and convertible preferred share dividends to income (loss), and shares, which affect basic and diluted income (loss) per share, is as follows:

(000’s, except per share data)	2006	2005	2004

Net income (loss) to common shareholders:
Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	$28,502	$(697,558)	$23,899
Cumulative effect of accounting change, net of tax	—	—	(1,053)

Net income (loss) before convertible preferred share dividends	$28,502	$(697,558)	$22,846

Convertible preferred share dividends	4,864	7,040	14,018

Net income (loss) to common shareholders	$23,638	$(704,598)	$8,828

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	71,954	32,541	14,433
Equivalent shares of underlying options	5	178	376
Equivalent number of restricted shares	—	191	180
Equivalent number of perpetual preferred shares	—	3,923	—
Equivalent number of convertible preferred shares	5,113	6,684	12,756

Weighted average common equivalent shares (diluted)	77,072	43,517	27,745

Weighted average common equivalent shares when anti-dilutive	71,959	32,541	14,989

Per share amounts:
Basic:
Income (loss) before cumulative effect of accounting change and convertible preferred share dividends	$0.40	$(21.43)	$1.65
Net income (loss) to common shareholders	$0.33	$(21.65)	$0.61

Diluted:
Net income (loss) before cumulative effect of accounting change and convertible preferred share dividends	$0.40	$(21.65)	$1.59
Net income (loss)	$0.33	$(21.65)	$0.59
     2004 amounts have been adjusted for immaterial errors with respect to the anti-dilutive nature of convertible preferred share dividends and therefore amounts presented herein do not agree with the previously issued consolidated financial statements.
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
     Asset allocations of the fund at December 31, 2006 and 2005 and the target allocation are as follows:

	2006	2005	Target

Equity assets	100%	100%	80%-100%
Fixed income assets	—	—	0%-20%

	100%	100%

     The components of net pension expense for the company-sponsored plans for the years ended December 31, 2006, 2005 and 2004 are as follows:

($000’s)	2006	2005	2004

Components of net periodic cost:
Service cost	$—	$—	$303
Interest cost	307	357	354
Expected return on assets	(304)	(324)	(352)
Amortization of prior service costs	—	—	50
Recognized net actuarial costs	73	106	17
Curtailments	—	—	(486)
Settlements	—	46	666

Net periodic benefit costs	$76	$185	$552

     The following table sets forth the expected net pension income for the company-sponsored plans for the year ended December 31, 2007:

($000’s)	2007

Components of net periodic income:
Interest cost	$289
Expected return on assets	(356)
Recognized net actuarial costs	14

Net periodic benefit income	$(53)

     In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106 and 132R. This statement represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The statement does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. PXRE adopted the portion of the statement which requires recognition of the funded status of a defined benefit postretirement plan and the disclosure requirements as of December 31, 2006. The adoption of this statement resulted in PXRE recording a charge of $0.7 million in “Accumulated other comprehensive loss” in its Consolidated Balance Sheet as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.
     The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets:

($000’s)	2006	2005

Reconciliation of benefit obligation
Benefit obligation as of January 1	$(6,249)	$(6,253)
Interest cost	(307)	(357)
Actuarial gain	691	41
Benefit payments and expected expenses	82	113
Settlements	—	207

Benefit obligation as of December 31	$(5,783)	$(6,249)

Reconciliation of plan assets
Fair value of plan assets as of January 1	$4,192	$4,052
Return on plan assets	718	254
Employer contributions	—	206
Benefits paid and actual expenses	(82)	(114)
Settlements	—	(206)

Fair value of plan assets as of December 31	$4,828	$4,192

Reconciliation of funded status
Funded status	$(955)	$(2,057)
Unrecognized net loss	75	1,922
Incremental effect of applying FAS 158	669	—

Accrued cost	$(211)	$(135)

($000’s) Weighted average assumptions, net periodic pension cost, as of December 31:	2006	2005	2004

Discount rate	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	NA	NA	NA

($000’s) Weighted average assumptions, benefit obligations, as of December 31:
	2006	2005

Discount rate	5.75%	5.75%

     The following table sets forth the expected future benefit payments.

($000’s)
2007	$1,510
2008	77
2009	57
2010	48
2011	414
Years 2012 - 2016	2,503
     The Company made no contributions to its pension plans during 2006 and currently expects no significant contributions during 2007.
     During 2005 and 2004, there were settlements with four and three former employees, respectively, with respect to their vested benefits in which lump sum cash payments were made to these plan participants in exchange for their rights to receive specified pension benefits.
     PXRE sponsors a defined contribution plan covering all employees with three months or more of service. PXRE matches 100% of each employee’s contribution, subject to a maximum of 5% of salary. In addition, PXRE may contribute profit-sharing up to 3% of each employee’s salary. During 2006, 2005 and 2004, PXRE incurred expenses from this plan of $0.5 million, $0.7 million and $0.7 million, respectively.
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
12. Share-Based Compensation
     In February 2004, the Board of Directors approved the adoption of the PXRE Group’s Annual Incentive Bonus Compensation Plan (the “2004 Bonus Plan”). As approved by PXRE’s shareholders, awards will be granted under the 2004 Bonus Plan with respect to performance on a number of criteria compared to target criteria, including return on equity, certain expense ratios and reserve adequacy as well as a discretionary component related to individual performance. Under the 2004 Bonus Plan, bonuses are paid in cash up to the amount of each employee’s target bonus. For certain senior executives and above, 30% of any bonus amount in excess of target bonus is paid in restricted shares which cliff vest after 3 years.

     Prior to the adoption of the 2004 Bonus Plan, the Company provided annual bonus compensation to employees through the Restated Employee Annual Incentive Bonus Plan (the “Terminated Bonus Plan”). Under the Terminated Bonus Plan, incentive compensation to employees was based in part on return on equity compared to a target return on equity and in part at the discretion of the Restated Bonus Plan Committee. The Restated Employee Annual Incentive Bonus Plan was terminated effective December 31, 2003. The maximum compensation paid in any year was limited to 150% of target bonuses under the Terminated Bonus Plan. Amounts incurred above 150% of target up to a maximum award at 240% of target represented contingent incentive compensation. In addition, 30% of all bonus amounts paid to officers under the Terminated Bonus Plan were paid in restricted shares that cliff vest after 3 years.
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
     In 2006, 2005 and 2004, $1.1 million, $6.2 million, and $6.5 million, respectively, was incurred as expense under these plans, including bonuses granted to certain levels of employees paid in restricted shares, which vest at the end of 3 years or at each annual anniversary date over 4 years. The restricted shares are expensed pro-rata from the grant date to the final anniversary date of the grant. No income tax benefit was recognized for share-based compensation arrangements in 2006 and 2005.
     Information regarding the employee option plans described above is as follows:

	Number of	Range-Option Price per
	Shares	Share

Outstanding at December 31, 2003	2,247,599
Options granted	—	N/A
Options exercised	(530,468)	$12.50 - $26.69
Options forfeited	(48,759)	$15.95 - $32.94

Outstanding at December 31, 2004	1,668,372

Options granted	—	N/A
Options exercised	(409,573)	$12.50 - $24.88
Options forfeited	(63,594)	$17.45 - $32.94

Outstanding at December 31, 2005	1,195,205

Options granted	—	N/A
Options exercised	—	N/A
Options forfeited	(302,490)	$15.95 - $32.94

Outstanding at December 31, 2006	892,715

     PXRE has adopted a non-employee Director Stock Plan, which provides for an annual grant of 5,000 options and 1,000 restricted shares per non-employee director from 2000 to 2003 and 5,000 options and 2,500 restricted shares per director from 2004 to 2005. In 2006, only 3,574 options and 2,500 restricted shares were granted to each director due to the limited number of authorized shares remaining under the Director Stock Plan. Restricted shares vest at each annual anniversary date over 3 years. Options granted under the plan have a term of 10 years from the date of grant and are exercisable in three equal annual installments commencing one year from the date of grant. The exercise price of the options is the fair market value on the date of grant. Under this plan, as of December 31, 2006, options for 500,000 shares were authorized, 273,833 were outstanding and 199,617 were exercisable, at exercise prices between $14.79 and $31.11.
     PXRE allows its directors to elect to convert their Board of Directors retainer fee to options under the Directors Equity and Deferred Compensation Plan. Under this plan, at December 31, 2006, options for 250,000 shares were authorized and 83,627 were outstanding at prices ranging from $12.81 to $33.46 which are 100% vested and immediately exercisable for a period of 10 years.
     As of December 31, 2006, total authorized common shares reserved for grants of employee and director share options and restricted shares under the above plans are 2,564,846 shares. Total shares of 1,085,305 relate to share options which are vested and exercisable at December 31, 2006 at exercise prices between $12.50 and $33.46. All options become exercisable upon a change of control of PXRE as defined by the plans.
     At January 1, 2006, PXRE adopted FASB SFAS 123R issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income (loss) prior to the year ended December 31, 2006. PXRE’s adoption of SFAS 123R did not and has not had a material effect on net income.

     The following table illustrates the effects on net income (loss) and income (loss) per share of applying the “fair value” method to all share option grants under the provisions of SFAS 123R for the years ended December 31, 2006, 2005 and 2004:

($000’s, except per share data)	2006	2005	2004

Net income (loss) to common shareholders:
As reported
Income (loss) before share-based compensation expense and convertible preferred share dividends	$28,925	$(697,558)	$22,846
Total share-based compensation expense determined under fair value based method, net of related tax effects	(423)	—	—

	28,502	(697,558)	22,846

Deduct:
Total share-based compensation expense determined under fair value based method, net of related tax effects	—	(1,170)	(2,180)

Actual (Pro-forma for 2005 and 2004) net income (loss) before convertible preferred share dividends	$28,502	$(698,728)	$20,666

Basic income (loss) per share:
As reported	$0.33	$(21.65)	$0.61
Actual (Pro-forma for 2005 and 2004)	$0.33	$(21.69)	$0.46
Diluted income (loss) per share:
As reported	$0.33	$(21.65)	$0.59
Actual (Pro-forma for 2005 and 2004)	$0.33	$(21.69)	$0.44
     2004 amounts have been adjusted for immaterial errors with respect to the anti-dilutive nature of convertible preferred share dividends and therefore amounts presented herein do not agree with the previously issued consolidated financial statements.
     The fair value of each option granted in 2006, 2005 and 2004 was estimated on the date of grant using a modified Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk-free rate	4.77%	3.92%	3.73%
Dividend yield	0.00%	2.02%	0.99%
Volatility factor	38.35%	36.92%	40.72%
Expected life (in years)	5	5	5
     Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant.

     A summary of the status of the employee and director share option plans at December 31, 2006 and 2005 and changes during the years then ended is presented below:

	2006			2005
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Shares	Price	Life	Shares	Price	Life
Options outstanding at beginning of year	1,522,778	$20.43		2,029,216	$19.93
Options granted	44,154	6.27		55,000	23.74
Options exercised	—	N/A		(478,412)	17.88
Options forfeited	(316,757)	21.98		(83,026)	25.13

Options outstanding at end of year	1,250,175	19.53	5.06	1,522,778	20.43	5.74

Options exercisable at end of year	1,085,305	19.68	4.71	1,143,359	20.17	5.22

Weighted average fair value of options granted		2.26			9.02
     A summary of the status of unvested restricted shares as of December 31, 2006, and changes during the years ended December 31, 2006, is presented below:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested Shares
Unvested at January 1, 2006	460,868	$25.21
Granted	169,751	$3.39
Vested	(155,784)	$24.93
Forfeited	(118,442)	$24.93

Unvested at December 31, 2006	356,393	$15.04

     As of December 31, 2006, there was $0.4 million of total unrecognized compensation cost related to unvested option share-based compensation arrangements and $3.0 million of unvested restricted share-based compensation arrangements granted under the Plans. Those costs are expected to be recognized over a weighted-average period of 1.3 and 1.5 years, respectively. The total fair value of restricted shares vested during 2006 and 2005, was $3.9 million and $3.0 million, respectively.
     PXRE also had adopted a non-employee Director Deferred Share Plan granting 2,000 shares to each non-employee Board member prior to 2003 at the times specified in the plan. This plan was terminated effective January 1, 2003. At December 31, 2006, the 12,000 shares granted to eligible non-employee Board members will be issued to Board members at their termination.

13. Segment Information
     PXRE operates in two reportable property and casualty segments — (i) catastrophe and risk excess and (ii) exited lines — based on PXRE’s approach to managing the business. The exited lines segment includes business previously written and classified by the Company as direct casualty, Lloyd’s of London (“Lloyd’s”), International casualty and finite. In addition, PXRE operates in two geographic segments — North American, representing North American based risks written by North American based clients, and International (principally worldwide risks including the United States, United Kingdom, Continental Europe, Latin America, the Caribbean, Bermuda, Australia and Asia), representing all other premiums written.
     There are no differences among the accounting policies of the segments as compared to PXRE’s consolidated financial statements.
     PXRE does not maintain separate balance sheet data for each of its operating segments nor does it allocate net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains and losses or interest expense to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.
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
Net Premiums Written

	Year Ended December 31,
	2006		2005		2004
($000’s except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Catastrophe and Risk Excess
International	$110,923		$378,583		$250,505
North American	30,148		159,101		85,661
Excess of Loss Cessions	(87,137)		(129,413)		(28,729)

	53,934	101%	408,271	100%	307,437	99%

Exited Lines
International	(499)		(272)		(119)
North American	74		(994)		2,469

	(425)	(1)	(1,266)	—	2,350	1

Total	$53,509	100%	$407,005	100%	$309,787	100%

Net Premiums Earned

	Year Ended December 31,
	2006		2005		2004
($000’s except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Catastrophe and Risk Excess
International	$128,450		$372,433		$249,365
North American	44,809		148,506		87,109
Excess of Loss Cessions	(88,311)		(131,357)		(34,655)

	84,948	100%	389,582	100%	301,819	98%

Exited Lines
International	(499)		(268)		(121)
North American	80		(990)		6,374

	(419)	—	(1,258)	—	6,253	2

Total	$84,529	100%	$388,324	100%	$308,072	100%

     Underwriting income (loss) includes premiums earned, losses incurred and commission and brokerage net of fee income, but does not include net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains or losses or interest expense.
Underwriting Income (Loss)

	Year Ended December 31,
	2006		2005		2004
($000’s, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Catastrophe and Risk Excess
International	$133,457		$(391,226)		$63,686
North American	11,708		(295,985)		36,793
Excess of Loss Cessions	(85,404)		22,766		(30,287)

	59,761	112%	(664,445)	99%	70,192	148%

Exited Lines
International	630		3,727		4,080
North American	(7,188)		(11,440)		(26,873)

	(6,558)	(12)	(7,713)	1	(22,793)	(48)

Total	$53,203	100%	$(672,158)	100%	$47,399	100%

The following table reconciles the underwriting income (loss) for the operating segments to income (loss) before taxes, cumulative effect of accounting change and convertible preferred share dividends as reported in the Consolidated Statements of Operations and Comprehensive Operations:

($000’s)	2006	2005	2004
Net underwriting income (loss)	$53,203	$(672,158)	$47,399
Net investment income	60,654	45,292	26,178
Net realized investment losses	(7,809)	(14,736)	(150)
Other fee income	185	—	—
Other reinsurance related expense	(17,862)	(936)	—
Operating expenses	(43,373)	(36,208)	(41,293)
Foreign exchange (losses) gains	(1,444)	1,547	(80)
Interest expense	(14,455)	(14,452)	(14,389)

Income (loss) before income taxes, cumulative
effect of accounting change and convertible
preferred share dividends	$29,099	$(691,651)	$17,665

14. Quarterly Consolidated Results of Operations (Unaudited)
     The following are unaudited quarterly results of operations on a consolidated basis for the years ended December 31, 2006 and 2005. Quarterly results necessarily rely heavily on estimates. This and certain other factors, such as catastrophic losses, call for caution in drawing specific conclusions from quarterly results. Due to changes in the number of average shares outstanding, quarterly earnings per share may not add to the total for the year.

($000’s, except per share data)	Three Months Ended
2006	March 31	June 30	September 30	December 31
Net premiums written	$78,893	$(27,906)	$20,691	$(18,169)

Revenues:
Net premiums earned	$77,087	$15,309	$5,616	$(13,483)
Net investment income	17,912	13,249	14,600	14,893
Net realized investment (losses) gains	(4,659)	(3,379)	57	172
Fee income	191	27	16	194

Total revenues	90,531	25,206	20,289	1,776

Losses and expenses:
Losses and loss expenses incurred	17,800	850	(5,966)	(241)
Commission and brokerage	11,895	4,630	1,786	815
Other reinsurance related expense	3,721	2,255	4,762	7,124
Operating expenses	10,965	11,392	11,284	9,732
Foreign exchange losses (gains)	927	338	347	(168)
Interest expense	3,611	3,601	3,616	3,627

Total losses and expenses	48,919	23,066	15,829	20,889

Income (loss) before income taxes and convertible preferred share dividends	41,612	2,140	4,460	(19,113)
Income tax provision	—	—	—	597

Net income (loss) before convertible preferred share dividends	$41,612	$2,140	$4,460	$(19,710)

Convertible preferred share dividends	1,163	1,375	1,163	1,163

Net income (loss) to common shareholders	$40,449	$765	$3,297	$(20,873)

Basic earnings (loss) per common share:
Net income (loss) to common shareholders	$0.56	$0.01	$0.04	$(0.29)

Average shares outstanding (000’s)	71,889	71,986	72,002	72,006

Diluted earnings (loss) per common share:
Net income (loss)	$0.54	$0.01	$0.04	$(0.29)

Average shares outstanding (000’s)	76,975	71,986	72,003	72,006

Dividends paid per common share	$—	$—	$—	$—
     Amounts for the three months ended June 30, 2006 and September 30, 2006 have been adjusted for immaterial errors with respect to the anti-dilutive nature of convertible preferred share dividends and therefore amounts presented herein do not agree with the previously issued consolidated financial statements.
     The net premiums earned for the three months ended December 31, 2006 is largely impacted by excess of loss retrocessional catastrophe coverage purchased during 2006, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event and the related early termination charge of approximately $17.6 million.

($000’s, except per share data)	Three Months Ended
2005	March 31	June 30	September 30	December 31
Net premiums written	$113,605	$63,454	$99,281	$130,665

Revenues:
Net premiums earned	$79,434	$83,420	$68,817	$156,653
Net investment income	10,442	6,681	13,526	14,643
Net realized investment losses	(107)	(225)	(34)	(14,370)
Fee income	211	206	353	171

Total revenues	89,980	90,082	82,662	157,097

Losses and expenses:
Losses and loss expenses incurred	44,438	25,125	408,958	533,002
Commission and brokerage	9,278	9,789	12,945	17,888
Other reinsurance related expense	—	—	—	936
Operating expenses	9,377	10,471	7,255	9,105
Foreign exchange losses (gains)	598	(1,414)	(237)	(494)
Interest expense	3,610	3,612	3,615	3,615

Total losses and expenses	67,301	47,583	432,536	564,052

Income (loss) before income taxes and convertible preferred share dividends	22,679	42,499	(349,874)	(406,955)
Income tax (benefit) provision	(64)	(1,008)	(32,531)	39,510

Net income (loss) before convertible preferred share dividends	$22,743	$43,507	$(317,343)	$(446,465)

Convertible preferred share dividends	3,369	1,268	1,241	1,162

Net income (loss) to common shareholders	$19,374	$42,239	$(318,584)	$(447,627)

Basic earnings per common share:
Net income (loss) to common shareholders	$0.96	$1.50	$(11.17)	$(8.45)

Average shares outstanding (000’s)	20,200	28,179	28,529	52,987

Diluted earnings per common share:
Net income (loss)	$0.69	$1.30	$(11.17)	$(8.45)

Average shares outstanding (000’s)	32,980	33,359	28,529	52,987

Dividends paid per common share	$0.06	$0.12	$0.12	$0.12

15. Contingencies
     Between May 3, 2006 and June 16, 2006, several class action lawsuits have been filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Each of the class action complaints asserts nearly identical claims and alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The class action complaints allege, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) the full impact on PXRE’s business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) the doubling of PXRE’s cost of the 2005 Hurricanes to an estimated $758 million to $788 million; and (3) the magnitude of the loss to PXRE and PXRE’s potential loss of its financial-strength and credit ratings from A.M. Best. Further, the complaints allege, based on the foregoing asserted facts, that PXRE’s statements with respect to its loss estimates for the 2005 hurricane season lacked any reasonable basis. The class actions seek an unspecified amount of damages, as well as other forms of relief. A motion to appoint a lead plaintiff and consolidate all of the class actions into a single proceeding is currently pending before the court.
     On February 21, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005.
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
16. Subsequent Event
     On March 14, 2007, the Board of Directors concluded its strategic alternative evaluation process and announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argonaut Group, Inc. (“Argonaut”). Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors of both companies, Argonaut stockholders will receive subject to certain adjustments 6.4672 shares of PXRE common stock in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common stock will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common stock and convertible voting preferred shares. Argonaut stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to PXRE common stock, subject to adjustment to reflect the exchange ratio.
     Upon completion of the merger, PXRE will be renamed “Argo Group International Holdings, Ltd.” and its common shares will be delisted from the New York Stock Exchange and relisted on NASDAQ Global Market (“NASDAQ”).
     Completion of the merger, which is expected to occur in the third quarter of 2007, is subject to various conditions, including (1) receipt of approvals of the holders of PXRE and Argonaut common stock, (2) receipt of regulatory approvals, and (3) effectiveness of the Form S-4 registration statement relating to the PXRE common stock to be issued in the merger and listing of the PXRE common stock on the NASDAQ.

     The merger agreement contains certain termination rights for both us and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the merger agreement could obligate PXRE to pay a termination fee of $20 million.
     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based reinsurance subsidiary, Peleus Reinsurance Ltd. (“Peleus Re”) on March 14, 2007. Peleus Re has been rated “A-” by A.M. Best & Company and is expected to begin writing reinsurance business. Peleus Re will focus on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to reinsure casualty risks, initially through a quota share of Argonaut’s existing casualty business. Peleus Re will initially be capitalized with $213 million contributed from the existing surplus of PXRE Bermuda. PXRE Bermuda and PXRE Reinsurance will be placed into an orderly runoff, but will provide intercompany reinsurance support to Peleus Re.
     Since our ratings downgrades in February 2006, we have maintained active communications with the BMA. As a result of these communications PXRE has agreed to submit to additional regulatory oversight by the BMA. We agreed that effective March 12, 2007 PXRE Bermuda will not write any insurance business other than intra-group reinsurance in support of Peleus Re without the approval of the BMA.
     We have also agreed with the BMA that effective March 12, 2007, PXRE Bermuda before reducing its total statutory capital by 10% or more, in the aggregate, as set out in its previous year’s financial statements, in any calendar year, shall apply to the BMA for its approval. Notwithstanding the foregoing, PXRE Bermuda may reduce its total statutory capital as set out in its previous year’s financial statements, by less than 10% in the aggregate in any calendar year, provided that at least fourteen days before payment of such distribution it files with the BMA a certificate signed by the insurer’s principal representative and two of its directors which states that, in the opinion of those signing the certificate; the return and reduction of statutory capital will not cause the insurer to fail to meet its relevant margins.
     Additionally, PXRE Bermuda before declaring a dividend in respect of any financial year which would exceed 20% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, must apply to the BMA for its approval. Notwithstanding the foregoing, PXRE Bermuda may declare and pay dividends in respect of any financial year which would not exceed 20% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year provided that at least fourteen days before payment of such dividend it files with the BMA a certificate signed by its principal representative and two of its directors which states, that in the opinion of those signing the certificate; the payment of such dividend will not cause PXRE Bermuda to fail to meet its relevant margins.

Schedule II
PARENT COMPANY INFORMATION
PXRE Group Ltd.’s summarized financial information (parent company only) is as follows:

($000’s)	December 31,	December 31,
BALANCE SHEETS	2006	2005
Assets:
Cash	$74	$308
Equity in subsidiaries	570,747	543,062
Other assets	6,133	6,262

Total assets	$576,954	$549,632

Liabilities:
Liabilities to subsidiary	$11,803	$16,399
Other liabilities	3,949	3,480
Subordinated debt	64,435	64,435

Total liabilities	80,187	84,314

Shareholders’ equity	496,767	465,318

Total liabilities and shareholders’ equity	$576,954	$549,632

($000’s)	Years Ended December 31,
STATEMENTS OF OPERATIONS	2006	2005	2004
Net investment income	$120	$193	$131
Interest expense	(5,289)	(5,289)	(5,289)
Operating expenses	(15,646)	(7,479)	(8,015)

Loss before equity in earnings (loss) of subsidiary and cumulative effect of accounting change	(20,815)	(12,575)	(13,173)
Equity in earnings (loss) of subsidiary	49,317	(684,983)	37,072

Income (loss) before cumulative effect of accounting change	28,502	(697,558)	23,899
Cumulative effect of accounting change, net of tax	—	—	(1,053)

Net income (loss)	$28,502	$(697,558)	$22,846

CASH FLOW STATEMENTS
Cash flows from operating activities:
Net income (loss)	$28,502	$(697,558)	$22,846
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Equity in (earnings) loss of subsidiaries	(49,317)	684,983	(37,072)
Inter-company accounts	(4,596)	18,173	(2,066)
Other	2,676	3,328	6,006

Net cash (used) provided by operating activities	(22,735)	8,926	(10,286)

Cash flows from investing activities:
Net change in short-term investments	—	—	1,099
Distribution (contribution) of capital from (to) subsidiaries	27,000	(470,895)	(100,982)
Notes to subsidiaries	—	—	4

Net cash provided (used) by investing activities	27,000	(470,895)	(99,879)

Cash flows from financing activities:
Proceeds from issuance of common shares	628	483,169	114,701
Cash dividends paid to common shareholders	—	(16,832)	(3,417)
Cash dividends paid to preferred shareholders	(4,864)	(3,671)	—
Cost of shares repurchased	(263)	(603)	(1,060)

Net cash (used) provided by financing activities	(4,499)	462,063	110,224

Net change in cash	(234)	94	59
Cash, beginning of year	308	214	155

Cash, end of year	$74	$308	$214

Supplemental disclosure of non cash flow information:
Deconsolidation increase of subordinated debt investments — Other assets and subordinated debt	$—	$—	$1,935

Convertible preferred share dividends	$—	$3,369	$14,018

Schedule III
PXRE GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	($000’s)
	Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
			Future
			policy
			benefits,		Other
			losses,		policy			Benefits,	Amortization
	Segment-	Deferred	claims and	Assumed	claims and			claims,	of
	property	policy	loss	unearned	benefits		Net	losses and	deferred
	and	acquisition	expenses	premiums	payable	Premium	investment	settlement	policy	Other
	casualty	cost	(caption	(caption	(caption	revenue	income	expenses	acquisition	operating	Premiums
	insurance	(caption 7)	13-a-1)	13-a-2)	13-a-3)	(caption 1)	(caption 2)	(caption 4)	costs	expense	written
2006	North American					$44,889		$32,630	$7,739		$30,222
	International					127,951		(16,436)	10,300		110,424
	Corporate Wide					(88,311)		(3,751)	844		(87,137)

	Total	$8	$603,241	$113	$—	$84,529	$60,654	$12,443	$18,883	$43,373	$53,509

2005	North American					$147,516		$438,949	$15,992		$158,107
	International					372,165		733,737	25,927		378,311
	Corporate Wide					(131,357)		(161,163)	7,040		(129,413)

	Total	$5,487	$1,320,126	$32,512	$—	$388,324	$45,292	$1,011,523	$48,959	$36,208	$407,005

2004	North American					$93,483		$71,833	$11,730		$88,130
	International					249,244		159,163	22,315		250,386
	Corporate Wide					(34,655)		(4,649)	281		(28,729)

	Total	$1,745	$460,084	$15,952	$—	$308,072	$26,178	$226,347	$34,326	$41,293	$309,787

Schedule V
PXRE GROUP LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

($000’s)
Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	(1)	(2)		Balance at
	beginning of	Charged to costs	Charged to other		end of
Description	year	and expenses	accounts	Deductions	year

Valuation allowance for deferred tax asset
2006	$51,395	$—	$—	$1,136	$50,259
2005	$—	$48,915	$2,480	$—	$51,395
2004	$—	$—	$—	$—	$—
Allowance for doubtful accounts
2006	$2,714	$2,508	$—	$—	$5,222
2005	$3,044	$(330)	$—	$—	$2,714
2004	$2,500	$544	$—	$—	$3,044

Schedule VI
PXRE GROUP LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	($000’s)
	Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
			Reserves for					Claims and claim		Amortization
			unpaid					adjustment expenses		of	Paid
		Deferred	claims	Discount,				incurred related to		deferred	claims
	Affiliation	policy	and claim	if any	Assumed		Net	(1)	(2)	policy	and claim
	with	acquisition	adjustment	deducted in	unearned	Earned	investment	Current	Prior	acquisition	adjustment	Premiums
	registrant	costs	expenses	Column C	premiums	premiums	Income	year	years	costs	expenses	written
2006	Consolidated	$8	$603,241	$ —	$113	$84,529	$60,654	$22,856	$(10,413)	$18,883	$660,149	$53,509
2005	Consolidated	5,487	1,320,126	—	32,512	388,324	45,292	987,647	23,876	48,959	192,275	407,005
2004	Consolidated	1,745	460,084	—	15,952	308,072	26,178	214,316	12,031	34,326	132,121	309,787

Consent of Independent Registered Public Accounting Firm
The Board of Directors
PXRE Group Ltd.:
We consent to the incorporation by reference in the registration statement (No. 333-85451) on Form S-4 of PXRE Group Ltd. of our report dated March 16, 2007, with respect to the consolidated balance sheets of PXRE Group Ltd., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and all related financial statement schedules, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, which reports appear in the December 31, 2006 annual report on Form 10-K of PXRE Group Ltd.
/s/ KPMG LLP
New York, New York
March 16, 2007

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

3.1	Memorandum of Association of PXRE Group Ltd. (Exhibit 3.1 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

3.2	Amended Bye-laws of PXRE Group Ltd., dated as of November 18, 2005. (Exhibit 3.2 to PXRE Group Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.3	Description of Stock of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.’s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.1	Form of Specimen Common Share certificate, par value $1.00 per share, of PXRE Group Ltd. (Exhibit 4.1 to PXRE Group Ltd.’s Form S-4 Registration Statement dated August 18, 1999).

4.2	Description of Stock of Series D Perpetual Non-Voting Preferred Shares of PXRE Group Ltd. (Appendix II to PXRE Group Ltd.’s Proxy Statement dated October 20, 2005).

4.3	Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.3 to PXRE Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.4	First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.5	Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as Sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.6	Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (Exhibit 4.6 to the

Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.7	Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.8	Registration Rights Agreement dated as of January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.9	Investment Agreement, dated as of April 4, 2002 between PXRE Group Ltd. and certain Investors named therein (Appendix III to PXRE Group Ltd.’s Proxy Statement for the February 12, 2002 Special Meeting of Shareholders).

4.10	Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust II, dated as of May 15, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Statutory Trust II (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.11	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, dated as of May 15, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.12	Guarantee Agreement, dated as of May 15, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and U.S. Bank National Association, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust II (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.13	Amended and Restated Declaration of Trust of PXRE Capital Trust III, dated as of May 22, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, Wilmington Trust Company, as Delaware and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust III (Exhibit 10.6 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14	Indenture for Fixed Rate Junior Subordinated Debt Securities due 2033, dated as of May 22, 2003, among PXRE Group Ltd. as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 10.7 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15	Guarantee Agreement, dated as of May 22, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Trust III (Exhibit 10.8 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.16	Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust V, dated as of October 29, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders, from time to time, of undivided beneficial interests in the assets of PXRE Capital Statutory Trust V (Exhibit 4.23 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Series D, due 2033, dated as of October 29, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee (Exhibit 4.24 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Guarantee Agreement, dated as of October 29, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust V (Exhibit 4.25 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Amended and Restated Trust Agreement of PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Depositor, the Administrators thereof, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the several Holders as defined therein (Exhibit 4.28 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20	Junior Subordinated Indenture, dated as of November 6, 2003, among PXRE Group Ltd. and JPMorgan Chase Bank, as Trustee (Exhibit 4.29 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.21	Guarantee Agreement for PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee (Exhibit 4.30 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.22	Agreement, dated as of March 31, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares and Series C Convertible Preferred Shares (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.23	Agreement, dated as of June 20, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares, Series C Convertible Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting

Common (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.1	Commutation Agreement, effective January 1, 2005, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.11 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2	Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.3	Annex IV to Aggregate Excess of Loss Agreement effective January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.4	Annex V to Aggregate Excess of Loss Agreement effective September 12, 2005 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company.(Exhibit 10.4 to the Annual Report on Form 10-K of PXRE Group Ltd. For the fiscal year ended December 31, 2005)

10.5	Aggregate Excess of Loss Agreement, effective as of September 13, 2005 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. .(Exhibit 10.5 to the Annual Report on Form 10-K of PXRE Group Ltd. For the fiscal year ended December 31, 2005)

10.6	Excess of Loss Agreement effective January 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company. .(Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. For the fiscal year ended December 31, 2005)

10.7	Excess of Loss Agreement effective April 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd’s Current Report on Form 8-K dated May 11, 2006).

10.8	Deed Poll Guarantee of PXRE Group Ltd. in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (Exhibit 10.3a to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993); Addendum No. 2, dated November 10, 1994, to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Addendum No. 3, dated as of December 11, 1996 to the PXRE

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

10.10	Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit 10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.11	Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc., (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.12	NEAM Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Reinsurance Company; Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Group Ltd.; Investment Management Agreement, dated April 8, 2002 between General Re-New England Asset Management, Inc. and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.13	PXRE Group Ltd. Employee Stock Purchase Plan as amended and restated February 13, 2002 (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual General Meeting of Shareholders). (M)

10.14	Amended and Restated Executive Severance Plan for Certain Executives of PXRE Group Ltd. dated May 5, 2004. (Exhibit 10.24 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004). (M)

10.15	1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation’s Form S-8 and S-3 Registration Statement dated June 21, 1990). (M)

10.16	Restated Employee Annual Incentive Bonus Plan, as amended and restated (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.17	1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

10.18	2002 Officer Incentive Plan as amended (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual Meeting of Shareholders). (M)

10.19	Director Stock Plan (Appendix C to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual General Meeting of Shareholders). (M)

10.20	Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.21	Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000). (M)

10.22	2004 Incentive Bonus Compensation Plan (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual Meeting of Shareholders). (M)

10.23	Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); and Sublease dated February, 2005 between PXRE Corporation and The Lincoln National Life Insurance Company.

10.24	Lease, dated February 23, 2005, between Barr’s Bay Properties Limited and PXRE Reinsurance Ltd. (Exhibit 10.34 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25	Lloyd’s Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.26	Lloyd’s Security and Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997, between PXRE Limited and Lloyd’s of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).
10.27	Consulting Services Agreement, dated as of May 28, 2003 by and among PXRE Group Ltd., and Gerald L. Radke (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated June 4, 2003). (M)
10.28	Employment Agreement, dated August 27, 2004, by and between PXRE Group Ltd. and John M. Modin, Executive Vice President & Chief Financial Officer of PXRE

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

Group Ltd. (Exhibit 99.2 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

10.29	Employment Agreement, dated August 27, 2004, by and between PXRE Reinsurance Company and Bruce J. Byrnes, General Counsel & Secretary of PXRE Reinsurance Company (Exhibit 99.3 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

10.30	Employment Agreement, dated September 1, 2004, by and between PXRE Reinsurance Ltd. and John T. Daly, Executive Vice President of PXRE Reinsurance Ltd. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated September 2, 2004). (M)

10.31	Employment Agreement, dated June 23, 2005, by and between PXRE Group Ltd. and Jeffrey L. Radke (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). (M)

10.32	Employment Agreement, dated December 27, 2005, by and between PXRE Group Ltd. and Robert P. Myron (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated December 27, 2005). (M)

10.33	Employment Agreement, dated January 16, 2006, by and between PXRE Group Ltd. and Guy D. Hengesbaugh (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 16, 2006). (M)

10.34	Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.35	Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower (Exhibit 10.2 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.36	Global Amendment Agreement to the Letter of Credit Facility Agreement, dated January 28, 2005, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed January 28, 2005).

10.37	Amendment Agreement dated December 31, 2005 between PXRE Reinsurance Ltd and Barclays Bank PLC increasing Letter of Credit capacity to $250 million (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 9, 2006).

10.38	Letter of Credit Facility Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.39	Insurance Letters of Credit – Master Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.40	Pledge Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.41	Additional Agreement dated January 19, 2006 between PXRE Reinsurance Ltd and Citibank Ireland Financial Services PLC adding a second Letter of Credit facility of $200 million. (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 19, 2006).

10.42	Underwriting Agreement, dated October 3, 2005, between PXRE Group Ltd. and Credit Suisse First Boston LLC, as the underwriter (Exhibit 10.5 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.43	Share Purchase Agreement, dated September 30, 2005, by and among PXRE Group Ltd. and the investors named on the signature pages thereto (including exhibits B and C thereto) Ltd (Exhibit 10.4 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.44	Reinsurance Agreement, dated October 8, 2005, by and between PXRE Group Ltd. as cedent and Atlantic and Western Re Limited, as reinsurer (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated November 8, 2005).

10.45	Stop Loss Reinsurance Agreement between PXRE Reinsurance Limited, Lloyd’s Syndicate 1224 and Omni Whittington Capital Management Limited (incorporated by reference to Exhibit 99.2 of PXRE Group Ltd.’s Current Report on Form 8-K dated November 29, 2005).

10.46	Reinsurance Agreement, dated December 21, 2005, by and between PXRE Group Ltd. as cedent and Atlantic and Western Re II Limited, as reinsurer (incorporated by reference to Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated December 21, 2005).

10.47	PXRE Group Ltd. Code of Business Conduct and Ethics for Directors, Officers and Employees, February 10, 2004.

10.48	Employment Agreement dated April 4, 2006 by and between PXRE Reinsurance Company and Bruce J Byrnes.*(M)

*	Filed Herewith

10.49	Third Amendment dated December 29, 2006 by and between PXRE Reinsurance Ltd and Barclays Bank PLC.*

10.50	Agreement and Plan of Merger, dated March 14, 2007, between PXRE Group Ltd., PXMS Inc. and Argonaut Group, Inc. (incorporated by reference to Exhibit 2.1 of PXRE Group Ltd’s Current Report on Form 8-K dated March 16, 2007)

10.51	Voting and Conversion Agreement dated March 14, 2007, between PXRE Group Ltd., Argonaut Group, Inc. and the Stockholders named therein. (incorporated by reference to Exhibit 4.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated March 16, 2007)

11	Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in this Form 10-K.

12	Statement setting forth computation of ratios. Attached hereto as Exhibit 12.

21	List of Subsidiaries. Attached hereto as Exhibit 21.

23	Consents of Experts and Counsel. The consent of KPMG LLP, independent registered public accounting firm to PXRE, is included as part of Item 14(a)(2) of this Form 10-K.

24	Power of Attorney. Copies of the powers of attorney executed by each of Gerald L. Radke, F. Sedgwick Browne, Bradley E. Cooper, Craig A. Huff, Mural R. Josephson, Jonathon Kelly, Wendy Luscombe, and Philip R. McLoughlin are attached hereto as Exhibit 24.

31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith