Form 10-K/A
period 2006-12-31
PXRE GROUP LTD
filed 2007-04-23
CIK 1091748

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, computed by reference to the closing price of such common equity on the New York Stock Exchange as of the close of business on June 30, 2006 was $271,447,615. As of April 13, 2007, 72,598,604 of the registrant’s common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain documents are incorporated by reference into Part IV of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to PXRE Group Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) as stated in Part IV.
EXPLANATORY NOTE
     PXRE Group Ltd. is filing this Amendment to amend Items 10 through 14 of Part III of the Form 10-K for the purpose of including the information required by these Items because, as the result of a previously-announced pending merger transaction, PXRE Group Ltd.’s definitive proxy statement involving director elections will not be filed before April 30, 2007 (i.e., within 120 days after the end of the fiscal year covered by the Form 10-K). In connection with this Amendment, PXRE Group Ltd. is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Solely for this reason, PXRE Group Ltd. also has restated Part IV of the Form 10-K in Part IV of this Amendment. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Form 10-K that was filed with Securities and Exchange Commission on March 16, 2007.
     Unless the context otherwise requires, references in this Amendment to “PXRE,” “we,” “us” and “our” include PXRE Group Ltd., a Bermuda holding company (the “Company”) and its subsidiaries, which principally include PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A., PXRE Holding (Ireland) Limited and PXRE Reinsurance (Barbados) Ltd.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Concerning Directors and Executive Officers
          The following are our Class I, II, III and IV directors:
          Class I Directors—Term Expiring in 2008
          Jeffrey Radke (38) has been the Chief Executive Officer and President of PXRE since June 2003 and was elected a director of PXRE in April 2005. Prior to June 2003, Mr. Radke had served as President and Chief Operating Officer of PXRE since May 2002. Mr. Radke was Executive Vice President of PXRE from November 1999 to May 2002. Mr. Radke served as President of Select Reinsurance Ltd. from 1998 to November 1999. From 1996 to 1998, he was Senior Vice President – Capital Markets Products of CAT Limited. Jeffrey Radke is Gerald Radke’s son.
          Wendy Luscombe (55) has been a principal of WKL Associates, a company that provides U.S. real estate investment advisory services to U.K. companies, since May 1994. Ms. Luscombe has served as principal real estate advisor or CEO to the U.S. entities of Prudential UK and British Coal Pension Funds. Ms. Luscombe has been a director of Zweig Fund and Zweig Total Return Fund since February 2001 and has also been a director of Endeavor Real Estate Securities since November 2000. Ms. Luscombe has also served as Chairman and Member of the Management Oversight Committee for the Deutsche Bank International Real Estate Opportunities Fund since December 2003. Ms. Luscombe has been a director of Acadia Realty Trust since May 2004. Ms. Luscombe is a member of the National Association of Corporate Directors and International Corporate Governance Networks. Ms. Luscombe has been a director of PXRE since its organization in 1999 and was elected a director of PXRE Delaware, the predecessor of PXRE, in November 1993.

          Class II Directors—Term Expiring in 2009
          Mural R. Josephson (58) retired from Kemper Insurance Companies in 2002. During his 5-year tenure at Kemper, he held key management positions, including senior vice president and chief financial officer and senior vice president of finance. Prior to joining Kemper, Mr. Josephson held several senior level positions at KPMG LLP, including 19 years as a senior audit partner. While at KPMG, he was a member of the National Insurance Practice Committee and a member of the Professional Practice Review Committee. He is currently a member of the Board of Directors and Chairman of the Audit Committee of UICI, a NYSE-listed insurance holding company. He also serves on the Board of Directors of SeaBright Insurance Holdings, Inc., a NASDAQ traded insurance holding company, and its wholly owned subsidiary, SeaBright Insurance Company, and is the Chairman of their Audit Committee. He is also a member of the Board of Directors of Alps Corporation. Mr. Josephson was appointed to the Board in August 2004.
          Philip R. McLoughlin (60) was a director, Chairman and Chief Executive Officer of Phoenix Investment Partners, Ltd. from October 1995 to September 2002. Mr. McLoughlin was also Executive Vice President, Chief Investment Officer and a director of The Phoenix Companies, Inc. from November 2000 to July 2002. He also served in various positions, including Chief Investment Officer for Phoenix Life Insurance Company and its subsidiaries until September 2002. Mr. McLoughlin currently serves as a director of many of Phoenix’s mutual funds. Mr. McLoughlin has been a director of PXRE since its organization in 1999 and was elected a director of PXRE Delaware in 1986.
          Class III Directors—Terms Expiring in 2007
          Gerald L. Radke (62) has served as the Chairman of the Board of Directors since 1995. Prior to June 30, 2003, Mr. Radke also served as the Chief Executive Officer and a director of PXRE (and its predecessor, PXRE Delaware) since 1986. Gerald Radke is Jeffrey Radke’s father.
          F. Sedgwick Browne (64) has been Vice-Chairman of the Board of Directors since 2003. He retired as counsel at Sidley Austin Brown & Wood LLP (now known as Sidley Austin LLP), a law firm, on September 30, 2004. Prior to becoming counsel at Sidley Austin Brown & Wood LLP on September 5, 2002, he was senior counsel at Morgan, Lewis & Bockius LLP. Prior to becoming senior counsel at Morgan, Lewis & Bockius LLP, he was a partner of that firm. Mr. Browne has been a director of PXRE since 1999.
          Class IV Directors
          Bradley E. Cooper (40) (Series A Director) is a partner of Union Square Partners, an investment firm he joined as a founding partner upon its formation in February 2007. He previously held similar positions at Capital Z Partners, Ltd. which he joined as a founding partner in 1998, and before that at Insurance Partner, L.P. and International Insurance Advisers, L.P. Mr. Cooper serves on the Board of Directors of Universal American Finance Corp. and NewStar Financial, Inc. Mr. Cooper has been a director since April 2002.

          Craig A. Huff (42) (Series B Director) is the President and co-founder of Reservoir Capital Group, a New York-based private investment firm. Prior to co-founding Reservoir in 1997, he was a partner at Ziff Brothers Investments, a generalist investment firm managing Ziff family capital from 1993 to 1997. Previously, he served as a Nuclear Submarine Officer in the U.S. Navy. Mr. Huff currently serves on the Board of Directors of ARC Systems, Inc., Talbot Holdings Limited and Sithe Global Power. Mr. Huff has been a director since April 2002.
          Jonathan Kelly (42) (Series A Director) is currently a partner of Union Square Partners, an investment firm formed in February 2007, and previous to that was a partner of Capital Z Partners. Prior to joining Capital Z Partners in 1998, Mr. Kelly was a Senior Vice President in the Investment Banking Division of Donaldson, Lufkin & Jenrette (DLJ). Mr. Kelly is currently a Director of SBJ Group, Inc. Mr. Kelly has been a director since April 2005.
          In addition to Jeffrey Radke, we have the following executive officers:
          Bruce J. Byrnes (39) has been the General Counsel and Secretary of PXRE Delaware and PXRE Reinsurance since May 2001. Prior to joining us in May 2001, Mr. Byrnes practiced law at the firm of Morgan, Lewis & Bockius LLP from September 1998, where he specialized in corporate and reinsurance matters. Prior to that, Mr. Byrnes practiced law at the firm of Baker & McKenzie, where he also specialized in corporate and reinsurance matters.
          Robert P. Myron (38) has been the Executive Vice President and Chief Financial Officer of PXRE since December 2005 and has served as Treasurer of PXRE since 2003. From 2003 to the present, Mr. Myron was Chief Financial Officer of PXRE Bermuda, PXRE’s Bermuda-based operating subsidiary. From 1999 to 2003, Mr. Myron served as an officer of Select Reinsurance Ltd., a privately held Bermuda-based reinsurance company, most recently as President and a Director of that company. From 1991 to 1999, he worked in the Boston and Bermuda offices of PricewaterhouseCoopers, principally for clients in the financial services arena. Mr. Myron is a certified public accountant.
          All of our executive officers hold office at the pleasure of the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) and the New York Stock Exchange (the “NYSE”) reports of ownership and changes in ownership of our registered equity securities. Executive officers, directors and greater-than-10% shareholders are also required to furnish us with copies of all Section 16(a) reports they file.
          Based solely upon a review of the copies of such reports, and any amendments thereto, furnished to us and written representations that no Form 5 reports were required, we believe that, during the fiscal year ended December 31, 2006, our executive officers, directors and greater-than-10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics
          We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees. This code meets the definition of “code of ethics” under the rules and regulations of the Commission.
          We have posted the code on our website – http://www.pxre.com and included it as an exhibit to the Form 10-K.
          The Company’s Board Committee Charters, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available in print to any shareholder that requests them by contacting our investor relations firm, Sard Verbinnen at (212) 687-8080.
Audit Committee
          The current members of the Audit Committee are Messrs. McLoughlin (Chairman) and Josephson and Ms. Luscombe. Mr. Fiondella served as a member of the Audit Committee through February 21, 2006, when he retired from the Board of Directors for health reasons. The members of the Audit Committee are responsible for, among other things, assisting the Board of Directors in fulfilling its responsibilities in connection with our accounting and financial reporting practices and overseeing the qualifications and performance of the independent auditors.
          The Board has determined that Messrs. McLoughlin and Josephson each qualify as an “audit committee financial expert” as that term is defined by the rules and regulations of the Commission. The Board has further determined that Ms. Luscombe is financially literate as required by the applicable rules of the NYSE.
          The Board has further determined that each of the directors serving on the Audit Committee (Messrs. Josephson and McLoughlin and Ms. Luscombe and, through his retirement from the Board on February 21, 2006, Mr. Fiondella) satisfies the categorical independence standards set forth in our Corporate Governance Guidelines and our Audit Committee Charter and is “independent” within the meaning of the applicable rules of the NYSE and the Commission.

Item 11. Executive Compensation
Compensation Discussion and Analysis
          Overview of Compensation Program
          The Human Resources Committee (for purposes of this analysis, the “Committee”) of the Board performs the functions of a compensation committee, and has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. The Committee strives to ensure that the total compensation paid to our management is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to members of our management, including the named executive officers, are similar to those provided to executive officers holding comparable positions in other reinsurance companies operating in the Bermuda reinsurance marketplace.
          Historically, the Committee had consulted with the Chief Executive Officer in evaluating the performance of the other executives when reviewing their compensation.
          The individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as the other individuals included in the 2006 Summary Compensation Table below, are referred to as the “named executive officers”.
          Compensation Philosophy and Objectives
          The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of annual, long-term and strategic goals, specifically including financial targets, by the Company, and which aligns executives’ interests with those of shareholders by rewarding the achievement of such stated financial objectives, with the ultimate goal of improving shareholder value. This philosophy formed the historic foundation of our executive compensation program until February 2006.
          On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. Following these announcements, in February 2006, our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was generally unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability because they have impaired our ability to retain and renew our existing reinsurance business. Since the downgrade and subsequent withdrawal of our credit ratings in early 2006, we have not underwritten any material new reinsurance contracts or renewed any of our expiring reinsurance contracts. During 2006, a significant number of our clients exercised their contractual rights to terminate their reinsurance contracts with us as a result of the decline in our ratings and capital. In order to manage our peak zone catastrophe exposures, we had also selectively allowed extra-contractual cancellations on certain contracts that did not contain cancellation provisions triggered by rating downgrades. Effective as of January 1, 2007, virtually all of our in-force assumed reinsurance contracts had expired.

          In the wake of the downgrades, in February 2006, we also first announced our intention to explore strategic alternatives due to concerns about the hurricane losses and the resulting potential negative impact on our credit ratings and business. The Board of Directors conducted a comprehensive process and considered many possible strategic alternatives, including, among others, a sale of PXRE or a sale of certain or substantially all of our assets to, or mergers with, one or more other companies or the acquisition of smaller companies that would provide diversifying lines of business. The Board of Directors also considered a variety of alternate business strategies, including strategic alliances and the redeployment of a portion of our existing capital into newly formed entities that would seek ratings acceptable to our former reinsurance clients.
          Prior to February 2006, the Committee evaluated both performance and compensation to ensure that we maintained our ability to attract and retain superior employees in key positions, and that the compensation provided to our key employees remained competitive relative to the compensation paid to similarly situated executives of our peer companies. The Committee believed that executive compensation packages provided by us to our executives, including the named executive officers, should include both cash and stock-based compensation that rewarded performance as measured against established criteria, including the attainment of a combined ratio reflecting the profitability of the Company. As a result, executive compensation was historically weighted towards long term equity compensation and annual performance based bonus awards. For example, the target compensation of Executive Vice Presidents consisted of such executive’s base salary (34% of target annual compensation), an annual performance based bonus (19% of target compensation) and an annual long term incentive award in the form of restricted stock (47% of target compensation). Executive base salaries, total compensation and the allocation of total compensation amongst the various components of the Company’s compensation program were determined based on a review of the compensation provided to executive officers holding comparable positions in other reinsurance companies operating in the Bermuda reinsurance marketplace and reviewed periodically by the Committee. The Committee’s last comprehensive review occurred in 2005, when the Committee was reviewing the renewal of the employment contract of the Company’s Chief Executive Officer. At that time, the Committee appointed one of its members to perform a study of executive compensation in the Bermuda reinsurance market on the Committee’s behalf. The study included the following companies: Arch Capital Group Ltd., Axis Capital Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Max Re Capital Ltd., Montpelier Re Holdings Ltd., Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., and XL Capital Ltd.
          Following the downgrades of the Company’s ratings and the subsequent undertaking by our Board of Directors to evaluate strategic alternatives which could best realize value for our shareholders, the Company has not operated in a manner that is consistent with past practice. Accordingly, the Committee has had to adapt its historic executive compensation philosophy to address a situation in which traditional financial goals, given that we are not currently underwriting risk, could not be achieved. Moreover, in the wake of the hurricane losses, the ratings downgrades and commencement of the strategic alternative process, we lost a significant number of our underwriters and other senior executives, including our former Chief Financial Officer, Mr. Modin, our former Chief Operating Officer, Mr. Hengesbaugh, and our Executive Vice President, International Operations, Mr. Daly. The Committee therefore adapted its approach to ensure the short term retention of executives and other key employees who the

Committee believed were critical to the success of the strategic alternative evaluation process. The compensation of our Chief Executive Officer, Jeffrey Radke, however, continued to be governed by the terms of his employment contract, which are discussed below.
          The primary result of this adaptation was that the Committee elected to make no equity grants in 2006 to any executive officers under the Company’s 2002 Officer Incentive Plan (the “LTI Plan”) other than the grant that the Company was contractually bound to award to Mr. Radke. The Committee also determined that the previously adopted financial goals established under the 2004 Annual Incentive Bonus Plan (“the Bonus Plan”) were not capable of being attained in 2006 due to the significant negative impact on our operations of the ratings downgrade. These financial goals included a return on equity of 17.5%, a gross expense ratio of 7.5% and a loss ratio of 50.8%. The Committee therefore concluded that no annual performance bonuses would be paid in 2006 under the Bonus Plan.
          On March 3, 2006, the Committee instead elected to grant retention bonuses (the “Executive Retention Bonuses”) to assist the Company and its subsidiaries in retaining various key employees during the exploration of strategic alternatives and the implementation of the strategic alternative we selected. Included among those to whom retention bonuses were awarded were three of the named executive officers of the Company and its subsidiaries: Mr. Hengesbaugh, then Executive Vice President and Chief Operating Officer of the Company; Mr. Myron, Executive Vice President and Chief Financial Officer of the Company; and Mr. Byrnes, General Counsel and Secretary of PXRE Reinsurance Company. Mr. Radke was not awarded a retention bonus in 2006 or 2007.
          Mr. Hengesbaugh received a retention bonus award of $212,750 that would have been payable on September 1, 2006 if he had remained in the employ of the Company until such date. Mr. Hengesbaugh, however, resigned effective July 17, 2006. Mr. Myron was awarded retention bonuses of $162,500, which was paid on September 1, 2006, and $341,250, which was paid on March 15, 2007. Mr. Byrnes was awarded retention bonuses of $189,000, which was paid on September 1, 2006, and $207,900, which was paid on March 15, 2007. In the case of Messrs. Myron and Byrnes, the September 1, 2006 retention payment was equal to 50% of their respective base salaries. Mr. Myron’s March 15, 2007 retention bonus payment was equal to the sum of 50% of his base salary and his target bonus amount under the Bonus Plan, which was 55% of his base salary. Mr. Byrnes’ March 15, 2007 retention bonus payment was equal to his target bonus amount under the Bonus Plan, which was 55% of his base salary.
          Mr. Byrnes’ employment agreement, dated as of August 27, 2004, was scheduled to automatically renew on August 27, 2006 unless the Company or Mr. Byrnes provided a notice of non-renewal at least 120 days prior to its scheduled expiration. Due to the uncertainty of the outcome of the strategic evaluation process, Mr. Byrnes advised the Chairman of the Committee that he was not willing to allow his employment agreement to automatically renew upon the expiring terms due to the inclusion of the one-year non-competition covenants contained therein. After negotiations between Mr. Byrnes and the Chairman of the Committee, PXRE Reinsurance Company entered into a new employment agreement with Mr. Byrnes on April 4, 2006 (the “Byrnes 2006 Employment Agreement”). A summary of the terms of the agreement can be found below under the heading “Descriptions of Named Executive Officers’ Employment Agreements and Compensation Plans — Employment Agreement – Mr. Byrnes”. Three key

changes were made in the Byrnes 2006 Employment Agreement from his August 27, 2004 employment agreement. First, a post-employment non-compete provision was removed. Second, the severance amount payable to Mr. Byrnes if he were terminated without cause or resigned for good reason was reduced from 24 months of base salary to 6 months of base salary. Third, the definition of “good reason” was changed to include Mr. Byrnes’s resignation within 60 days of the occurrence of a change of control, as discussed below under the heading “Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control — Payments to be Made and Benefits to be Provided Upon a Change of Control”.
          Various plans provide for payments to executives upon termination or a change of control as described under the heading “Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control” below. The Committee based its decision to provide for these payments on a review of market practices.
          Chief Executive Officer Compensation
          The compensation paid to Mr. Jeffrey Radke, our Chief Executive Officer, was governed by the Employment Agreement, dated June 23, 2005, between the Company and Mr. J. Radke (the “Radke Employment Agreement”). The terms of the Radke Employment Agreement are summarized below under the heading “Descriptions of Named Executive Officers’ Employment Agreements and Compensation Plans - Employment Agreement – Mr. J. Radke”. In early 2005, the Committee undertook the renegotiation of Mr. J. Radke’s employment contract, which was due to expire on June 30, 2005. In connection with the renegotiation, the Committee reviewed the base salary, bonus and equity compensation paid to the chief executive officers of the Company’s primary Bermuda competitors named above, including the relative weight of such compensation components given by those competitors. The Committee also considered the net income, revenue, equity and market capitalization of the various competitors included within its study relative to PXRE. The Committee also reviewed the various terms of the employment contracts for such chief executive officers. Based on such review and Mr. J. Radke’s performance since his appointment as our Chief Executive Officer on July 1, 2003, the Committee determined to enter into a new employment contract with Mr. J. Radke for the period of June 23, 2005 through December 31, 2007. Pursuant to the Radke Employment Agreement, Mr. J. Radke’s (i) annual base salary was increased by 52% from $525,000 to $800,000, (ii) target bonus was increased from 80% of base salary to 100% of base salary, and (iii) annual equity grant was adjusted such that the target equity grant would be one-half of the sum of his base salary and performance bonus with respect to the prior fiscal year. No adjustment was made to the Radke Employment Agreement in 2006 and Mr. J. Radke’s 2006 compensation was paid in accordance with its terms. Mr. Radke was not awarded a retention bonus in 2006 or 2007.
          In accordance with the terms of the Radke Employment Agreement, on March 16, 2006, Mr. J. Radke received a restricted share grant of 146,251 Common Shares and on March 15, 2007, Mr. J. Radke received a restricted share grant of 80,080 Common Shares under the LTI Plan, which had a fair market value on the date of grant equal to one-half of the sum of his base salary and performance bonus with respect to the prior fiscal year. No adjustment was made to Mr. J. Radke’s base salary in 2006 or 2007.

          As noted above, in November 2005, the Committee had established certain financial goals for 2006 under the Bonus Plan. These financial goals included a return on equity of 17.5%, a gross expense ratio of 7.5% and a loss ratio of 50.8%. As a result of the ratings downgrade in February 2006, none of these financial goals was achieved and the Committee therefore concluded that no annual performance bonuses would be paid to the Chief Executive Officer for 2006 under the Bonus Plan.
          Ownership Guidelines
          As noted above, the Board of Directors believes that it is in the best interest of the Company and its shareholders to align the financial interests of our senior officers with those of our shareholders. To directly align the interests of executive officers with the interests of our shareholders, the Committee requires that each named executive officer maintain an ownership interest in the Company. The amount required to be retained varies depending upon the executive’s position. Under the Company’s Equity Ownership Guidelines, adopted by the Company’s Board of Directors in 2004, formal guidelines concerning the number of Common Shares that PXRE expects its senior officers to hold over the long term were implemented. Under such guidelines, the following share ownership requirements (expressed as a multiple of base salary) apply:

		Time	Minimum
		to	No. of
Title	Multiple	Attain	Shares
Chief Executive Officer	3X	3 years	40,000
Executive Vice President	2X	3 years	25,000
Senior Vice Presidents	1.5X	3 years	10,000
Requirements with regard to Senior Vice Presidents have been suspended pending completion of the merger.
A copy of the Equity Ownership Guidelines is available on our website – http://www.pxre.com.
          Perquisites and Other Personal Benefits
          The Company provides named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.
          The named executive officers are provided housing allowances, home leave travel allowances, car allowances, club memberships, payment of life insurance premiums, and contributions to certain retirement plans. Such benefits provided to named executive officers in

2006 are reflected in the column “All Other Compensation” of the 2006 Summary Compensation Table below.
          Tax Implications
          The Company is a Bermuda based company. None of the compensation paid to any of the named executive officers other than Mr. Byrnes is deductible for U.S. federal income tax purposes. Mr. Byrnes is employed by a U.S. subsidiary of the Company, and all of his compensation is deductible for U.S. federal income tax purposes.
          Accounting Implications for Stock-Based Compensation
          As of January 1, 2006, PXRE adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004, using the modified prospective application method. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123R, compensation costs are recognized for the fair value of all share-based compensation over their remaining vesting period, including the cost related to the unvested portion of all outstanding share-based compensation as of December 31, 2005. Previously, PXRE accounted for its share-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based compensation cost related to the options granted under the plans was reflected in net income (loss) prior to the year ended December 31, 2006. For a further discussion, see Note 12 to the Audited Consolidated Financial Statements included in the Form 10-K.
          Compensation Committee Report
          The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
         Dated: March 13, 2007
Human Resources Committee:
Craig A. Huff (Chairman)
Jonathan Kelly
Philip R. McLoughlin

Compensation Committee Interlocks and Insider Participation
          The Human Resources Committee performs the functions of a compensation committee, including approval of the compensation paid to the Chief Executive Officer and other executive officers and the administration of our various stock option and other compensation plans. The Human Resources Committee is comprised entirely of independent directors.
Descriptions of Named Executive Officers’ Employment Agreements and Compensation Plans
Employment Agreement – Mr. J. Radke. We entered into the Radke Employment Agreement as of June 23, 2005, for the period June 23, 2005 through December 31, 2007. The Radke Employment Agreement will be automatically extended for successive one year periods unless written notice is provided by either party at least six months prior to a scheduled expiration date. Pursuant to the Radke Employment Agreement, Mr. J. Radke will receive an annual base salary of not less than $800,000 for his services as our President and Chief Executive Officer and such salary may be increased based upon the Board’s review of his performance. In addition, his annual bonus target is equal to 100% of his salary and during the employment term he will be eligible to receive an annual equity grant by March 15th of each year of restricted Common Shares with a fair market value equal to one-half of the sum of (i) his base salary on December 31 of the prior calendar year, plus (ii) the annual bonus he earned with respect to the prior calendar year. Under the Radke Employment Agreement, Mr. J. Radke also receives a housing allowance and related gross-up tax payments, and a car and home leave allowance.
Arrangements under the Radke Employment Agreement relating to potential payments to be made to Mr. J. Radke or benefits to be received by him upon the termination of his employment are discussed under the heading “Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control” below.
Separation Agreement – Mr. J. Radke. On March 14, 2007, PXRE and Mr. J. Radke entered into a letter agreement (the “Separation Agreement”) providing that Mr. J. Radke’s last day of employment and service as a director with PXRE (the “Separation Date”) will be the earliest of: 1) December 28, 2007; 2) the date of the closing of the merger, or in the event such closing does not occur, the date of the closing of an alternative transaction; 3) the date Mr. J. Radke terminates his employment under certain circumstances constituting “good reason” as defined in the Separation Agreement; or 4) the date his employment is terminated by PXRE under certain circumstances constituting “cause” as defined in the Separation Agreement.
Mr. J. Radke has agreed to continue to comply with restrictive covenants relating to confidentiality, the protection of ideas, non-competition and non-solicitation. The Radke Employment Agreement was terminated except for certain provisions specified in the Separation Agreement. Provided that prior to the separation date Mr. J. Radke does not terminate his employment with PXRE other than on account of “good reason” and PXRE does not terminate his employment for “cause,” he will be entitled to the following:
•	A lump sum severance payment of $1,687,634 payable on the first business day following the six-month anniversary of the Separation Date;

•	An amount to be determined to compensate him for his obtaining medical and disability insurance coverage and in lieu of his continued participation in PXRE’s retirement and other benefit plans; and

•	All stock options, restricted shares and other equity grants held by him will become non-forfeitable, and all restrictions on them will lapse, as of the Separation Date and all stock options (and comparable instruments) will become fully exercisable as of the Separation Date, and will remain exercisable for the maximum period permitted in the circumstance under the applicable terms of the applicable Equity Plan; provided that, notwithstanding any provision in any Equity Plan or elsewhere that would shorten the exercise period as a result of termination, such options (and comparable instruments) will remain exercisable for the balance of their original maximum term. However, if the Company determines that extension of the exercise period for any stock option (or comparable instrument) outstanding as of the date of such named executive officer’s employment agreement would trigger taxes and/or penalties under Section 409A of the Code, then no such extension will occur with regard to such stock option (or comparable instrument), and the post-termination exercise period for such stock option (or comparable instrument) will be unaffected.
PXRE is currently negotiating a consulting agreement with Mr. J. Radke’s consulting company Indica, which is expected to be effective upon the merger, upon terms and conditions to be mutually agreed upon. Mr. J. Radke owns a controlling interest in and is chief executive officer and a director of Indica.
PXRE is currently negotiating a licensing arrangement with Indica, which is expected to be effective upon the merger, upon terms and conditions to be mutually agreed upon. The licensing agreement would provide for the licensing by PXRE to Indica of PXRE’s proprietary software for catastrophe risk modeling and management, which is called CRUCIBLE, and the use of the names “CRUCIBLE” and “Mid-Atlantic Risk Systems” or “MARS,” under which the CRUCIBLE software would be marketed by Indica.
Employment Agreement – Mr. Byrnes. On April 4, 2006, our subsidiary, PXRE Reinsurance Company, entered into the Byrnes 2006 Employment Agreement for the period April 4, 2006 through December 31, 2007. Pursuant to the Byrnes 2006 Employment Agreement, Mr. Byrnes received an annual base salary of not less than $378,000 for the year 2006 and will receive an annual base salary of not less than $400,000 for the year 2007 for his services as our General Counsel and Secretary and such salary may be increased based upon the Board’s review of Mr. Byrnes’ performance. In addition, Mr. Byrnes received retention bonuses on September 1, 2006 and March 15, 2007 equal to $189,000 and $207,900, respectively, for remaining in the employ of PXRE Reinsurance Company through those dates. The Byrnes 2006 Employment Agreement further provides Mr. Byrnes with an annual incentive bonus target of 55% of his base salary, with respect to calendar year 2007 and based on the base salary in effect on December 31, 2007, under the Bonus Plan and a long-term incentive multiple of 1.4 of base salary for purposes of determining restricted stock grants to be awarded under the LTI Plan. If Mr. Byrnes is not awarded restricted stock grants during the first five months of 2007 with a fair market value equal to at least 1.4 times his base salary, then he will be paid a cash amount equal to $140,000 on December 15, 2007. Under the Byrnes 2006 Employment Agreement, Mr. Byrnes also receives an annual car allowance.
Arrangements under the Byrnes 2006 Employment Agreement relating to potential payments to be made to Mr. Byrnes or benefits to be received by him upon the termination of his employment are discussed under the heading “Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control” below.
          On March 13, 2007, the Human Resources Committee of the board of directors of PXRE made a retention grant to Mr. Byrnes of $200,000 in cash payable at the closing of the merger.

Employment Agreement — Mr. Myron. We entered into an employment agreement with Mr. Myron as of December 27, 2005 for the period December 27, 2005 through December 31, 2007. The employment agreement will be automatically extended for successive one year periods unless written notice is provided by either party at least six months prior to a scheduled expiration date. Pursuant to his employment agreement, Mr. Myron was to receive an annual base salary of not less than $325,000 for his services as our Chief Financial Officer and Executive Vice President and such salary could be increased based upon the Board’s review of Mr. Myron’s performance. Effective July 31, 2006, the Board increased Mr. Myron’s annual salary to $364,000. His employment agreement further provides Mr. Myron with an annual incentive bonus target of 55% of his annual base salary under the Bonus Plan and a long-term incentive multiple of 1.4 of base salary for purposes of determining restricted stock grants to be awarded under the Company’s LTI Plan. Under his employment agreement, Mr. Myron also receives a monthly housing allowance and related gross-up tax payments.
Arrangements under Mr. Myron’s employment agreement relating to potential payments to be made to Mr. Myron or benefits to be received by him upon the termination of his employment are discussed under the heading “Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control” below.
          On March 13, 2007, the Human Resources Committee of the board of directors of PXRE made a retention grant to Mr. Myron of $250,000 in cash payable on March 15, 2008.
          2002 Officer Incentive Plan. The LTI Plan was adopted by the Board of Directors and then approved by the shareholders at the May 30, 2002 annual general meeting of shareholders. The LTI Plan replaced the 1992 Officer Incentive Plan, which terminated on May 21, 2002. The terms and provisions of the LTI Plan are substantially similar to those in the 1992 Officer Incentive Plan.
     The LTI Plan provides for the grant of incentive stock options, non-qualified stock options, and awards of restricted Common Shares (“Restricted Shares”). The LTI Plan is administered by a committee appointed by the Board of Directors. Subject to certain adjustments as provided in the LTI Plan, a maximum of 1,000,000 Common Shares are reserved for issuance upon the exercise of options and grants of Restricted Shares under the LTI Plan, plus any option terminating or expiring for any reason prior to its exercise in full, or any Restricted Shares which are forfeited under the 1992 Officer Incentive Plan, up to a maximum of 1,555,691 of which 656,189 additional options to purchase Common Shares or Restricted Shares were outstanding at December 31, 2006. Authorized but unissued shares may be used for grants of options or Restricted Shares under the LTI Plan. As of April 13, 2007, 633,296 Common Shares remained available for issuance under the LTI Plan (not counting Common Shares which could become available under the 1992 Officer Incentive Plan, which amounted to 364,815 additional options to purchase Common Shares as of April 13, 2007).
          1992 Officer Incentive Plan. As described above, the 1992 Officer Incentive Plan (which was replaced by the LTI Plan) is substantially similar in all material respects to the LTI Plan, including the terms and conditions relating to a change of control. No more awards may be granted under the 1992 Officer Incentive Plan, though outstanding awards granted thereunder continue to be governed by its terms.
          Restated Employee Annual Incentive Bonus Plan. Adopted in 1992, the Restated Employee Annual Incentive Bonus Plan, as amended (the “Terminated Bonus Plan”), provided for annual employee incentive awards comprised of cash and, in the case of senior and other executives, Restricted Shares.
          Upon the earlier of a change of control or our shares ceasing to be publicly traded, any remaining Restricted Period applicable to Restricted Shares issued under the Terminated Bonus Plan will immediately lapse.
          2004 Incentive Bonus Compensation Plan. Adopted in 2004, the 2004 Incentive Bonus Compensation Plan provides for annual employee incentive bonus awards based upon the achievement of certain corporate goals. The Bonus Plan, which is administered by the Human Resources Committee, was established to (i) attract and retain employees who contribute to our success by their ability, ingenuity and industry, (ii) motivate employees to achieve common, overall corporate results, (iii) enable employees to participate in our success and growth by providing them with the opportunity to receive compensation based directly on the achievement of performance goals and (iv) structure bonus opportunities in a way that will qualify the awards as “performance-based” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), so that we will be entitled to a U.S. tax deduction on the payment of such incentive awards to certain executive officers employed by our U.S. subsidiaries.
          Participants in the Bonus Plan for any given performance period may include any of our key employees or any key employee of any subsidiary, operating unit or division who is designated as a participant for such period by the Human Resources Committee. The Human Resources Committee may specify the applicable performance criteria and targets to be used under the Bonus Plan for such performance period. These performance criteria may vary from participant to participant and may be based on one or more of the following financial performance measures (which may be applied on a company-wide, subsidiary, operating unit, and/or division basis): return on equity; net revenues; earnings per share; pre-tax or after-tax net income; pre-tax operating income; book value per share; market price per share; earnings available to common shareholders; operating expenses; reinsurance operating ratios; or strategic business criteria consisting of one or more objectives based upon meeting specified revenue, market penetration, geographic business expansion goals, cost targets, or goals relating to acquisitions or divestitures.
          Historically, the Human Resources Committee had established target bonus opportunities for each participant based on a percentage of base salary (100% for the Chief Executive Officer, 65% for the Chief Operating Officer and 55% for Executive Vice Presidents), and executive officers had the opportunity to earn up to 243% of their target bonuses based on the achievement of the designated corporate performance goals. Thirty per cent of the bonus award payable in excess of 100% of target was payable in Restricted Shares. The maximum bonus payable under the Bonus Plan to any one individual in any one calendar year is $1 million.
          In November 2005, the Human Resources Committee had established certain financial goals for 2006 under the Bonus Plan. These financial goals included a return on equity of 17.5%,

a gross expense ratio of 7.5% and a loss ratio of 50.8%. Because these performance targets were not met in 2006, bonus awards were not paid under the Bonus Plan for 2006.
          The Human Resources Committee may determine that all or a portion of the bonuses earned under the Bonus Plan be paid in the form of our Common Shares and may impose restrictions or vesting conditions on the Common Shares. An aggregate of 450,000 Common Shares (subject to adjustment for stock splits, stock dividends, reclassifications and certain other events as provided in the Bonus Plan) are authorized for issuance under the Bonus Plan. In the event that any Common Shares are forfeited or otherwise surrendered or canceled, such Common Shares will become available for future bonus awards.
          The Board of Directors may at any time amend or terminate the Bonus Plan, provided that the Board of Directors must submit any amendment to our shareholders for approval, if and to the extent such approval is required pursuant to any laws or any stock exchange rules.
          Our compensation plans provide for payments to executives upon termination of their employment or a change of control as described under the heading “Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control” below.
Compensation of Named Executive Officers in 2006
          The following tables and narrative text describe the compensation earned by each person who served as Chief Executive Officer or Chief Financial Officer during 2006 or was one of our three other most highly compensated executive officers in 2006 for services rendered to PXRE and its subsidiaries in 2006. Also described below is certain future compensation such individuals may be eligible to receive upon retirement or following certain terminations of employment for various stated reasons.

2006 Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(1)	($)	Earnings ($)	($)	($)
Current Executive Officers
Jeffrey Radke(2)	2006	800,000	0	305,502	173,606	0	10,114	275,712	1,564,934
President and Chief Executive Officer

Robert P. Myron(3)	2006	341,500	162,500	104,029	14,014	0	—	238,552	860,595
Executive Vice President and Chief Financial Officer

Bruce J. Byrnes(4)	2006	378,000	189,000	300,167	50,871	0	6,319	48,076	972,433
General Counsel and Secretary of PXRE Delaware and PXRE Reinsurance

Former Executive Officers
John Daly(5)	2006	226,154	0	(336,687)	(196,000)	0	—	128,910	(177,623)
Former Executive Vice President PXRE International Operations

Guy D. Hengesbaugh(6)	2006	229,115	0	(385,125)	(179,759)	0	—	1,196,668	860,899
Former Chief Operating Officer and President of PXRE Reinsurance Ltd.

John M. Modin(7)	2006	7,165	0	(608,375)	(445,274)	0	—	782,717	(236,767)
Former Executive Vice President and Chief Financial Officer

(1)	The value of the Common Share awards and option awards reflect the compensation expense recognized in 2006 by the Company for financial statement reporting purposes with respect to (i) equity compensation awards made prior to 2006 to Messrs. Radke, Byrnes and Myron under the LTI Plan and the Bonus Plan and (ii) a grant of 146,251 Restricted Shares made to Mr. Radke on March 16, 2006 under the LTI Plan. For Messrs. Daly, Hengesbaugh and Modin, amounts in the column represent equity compensation grants made prior to 2006 to such former executives under the LTI Plan and the Bonus Plan, but which were forfeited in 2006. See Note 12 of the the Notes to the Audited Consolidated Financial Statements of the Company included in the Form 10-K for information regarding how the values in the columns were arrived at.

(2)	Mr. J. Radke is also a director of PXRE, but receives no separate compensation for his services as a director.

With respect to Mr. J. Radke:

“Change in Pension Value and Nonqualified Deferred Compensation Earnings” consists of $10,114 and $0, respectively.

“All Other Compensation” consists of amounts paid to provide Bermuda housing amounting to $126,000 and related gross-up tax payments of $61,635; $40,000 of matching contributions to his 401(k) Plan; and other perquisites with individual values of less than $25,000 consisting of year-end profit sharing contributions to his 401(k) Plan and Supplemental Executive Retirement Plan (“SERP Plan”), a home leave travel allowance, life insurance premiums and a club membership.

(3)	With respect to Mr. Myron:

“Bonus” consists of a retention bonus of $162,500 received by him on September 1, 2006.

“Change in Pension Value and Nonqualified Deferred Compensation Earnings”: in Bermuda there is a mandatory pension system which is governed by the National Pension Scheme Act 1998, which is responsible for ensuring that the documentation and administration of the plan is in accordance with that act. Our pension provider, North Atlantic Asset Management, administers and reports directly to the employees.

“All Other Compensation” consists of amounts paid to provide Bermuda housing amounting to $120,000 and related gross-up tax payments of $58,402, and other perquisites with individual values of less than $25,000 consisting of a home leave travel allowance, life insurance premiums, payment by the Company on account of Personal Time Off days he accrued but did not use in 2006, and matching contributions and a year-end profit sharing contribution to his PXRE Bermuda Pension Plan.

(4)	With respect to Mr. Byrnes:

“Bonus” consists of a retention bonus of $189,000 received by him on September 1, 2006.

“Change in Pension Value and Nonqualified Deferred Compensation Earnings” consists of $6,319 and $0, respectively.

“All Other Compensation” consists of perquisites with individual values of less than $25,000 consisting of a car allowance, life insurance premiums, payment by the Company on account of Personal Time Off days he accrued but did not use in 2006 and matching contributions and a year-end profit-sharing contribution to his 401(k) Plan and SERP Plan.

(5)	With respect to Mr. Daly:

“Change in Pension Value and Nonqualified Deferred Compensation Earnings” consists of $86,705 forfeited upon termination and $0, respectively.

“All Other Compensation” consists of amounts paid to provide Bermuda housing amounting to $80,000 and other perquisites with individual values of less than $25,000 consisting of a home leave travel allowance, life insurance premiums and a matching contribution to his PXRE Bermuda Pension Plan. After his termination on September 1, 2006, PXRE paid six months of health insurance and relocation expenses as part of his severance agreement.

(6)	With respect to Mr. Hengesbaugh:

“Change in Pension Value and Nonqualified Deferred Compensation Earnings” consists of $108,256 forfeited upon termination and $0, respectively.

“All Other Compensation” consists of amounts paid to provide Bermuda housing amounting to $68,250 and related gross-up tax payments of $28,385, and other perquisites with individual values of less than $25,000 consisting of a home leave travel allowance, life insurance premiums and matching contributions to his PXRE Bermuda Pension Plan. Also, after his termination on July 17, 2006, PXRE paid or accrued a total amount of $1,073,650, which included two years of salary, one year of housing allowance, a contribution to his PXRE Bermuda Pension Plan and health insurance as part of the severance payable under Mr. Hengesbaugh’s employment contract.

(7)	With respect to Mr. Modin:

“Change in Pension Value and Nonqualified Deferred Compensation Earnings” consists of $64,267 forfeited upon termination and $0, respectively.

“All Other Compensation” consists of a non-compete payment or accrual of $782,717 after his termination on January 6, 2006, due under his employment contract. Included in the non-compete amount was two years of salary, a car allowance, contributions to his pension plan, COBRA benefits and long term disability insurance premiums.

2006 Grants of Plan-Based Awards

								All	All Other
								Other	Option		Grant
								Stock	Awards:		Date
					Estimated Future Payouts			Awards:	Number		Fair
		Estimated Possible Payouts			Under			Number	of	Exercise	Value of
		Under Non-Equity Incentive			Equity Incentive Plan			of	Securities	or Base	Stock
		Plan Awards(1)			Awards			Shares	Under-	Price of	and
		Thresh-		Maxi-	Thresh-		Maxi-	of Stock	lying	Option	Option
	Grant	old	Target	mum	old	Target	mum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Current Executive Officers
Jeffrey Radke(2)		$520,000	$800,000	$1,000,000	0	0	0

	03/16/06							146,251	0	0	$487,016

Robert P. Myron		130,130	200,200	486,486	0	0	0	0	0	0	0

Bruce J. Byrnes		135,135	207,900	505,197	0	0	0	0	0	0	0

Former Executive Officers
John Daly		120,120	184,800	449,064	0	0	0	0	0	0	0

Guy D. Hengesbaugh		152,116	234,025	568,681	0	0	0	0	0	0	0

John M. Modin		133,205	204,930	497,980	0	0	0	0	0	0	0

(1)	For all named executive officers other than Mr. J. Radke, represents the threshold, target and maximum amounts that could have been payable under the Bonus Plan to such named executive officers in 2006. Amounts reflected under the “Maximum” column in excess of the amount reflected in the “Target” column would have been payable 70% in cash and 30% in restricted stock in accordance with the terms of the Bonus Plan. The performance targets established by the Committee were not met in 2006 and no bonus award was paid for 2006. Upon their termination, Messrs. Daly, Hengesbaugh and Modin forfeited their eligibility to receive a payment under the Bonus Plan, even if the performance targets had been met in 2006.

(2)	With respect to Mr. J. Radke, the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” reflect the amounts established pursuant to the Radke Employment Agreement. The stock award reflected in the “All Other Stock Awards: Number of Shares of Stock or Units” and the “Grant Date Fair Value of Stock and Option Awards” columns were granted to Mr. Radke under the LTI Plan in accordance with the terms of the Radke Employment Agreement.

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
							Market	Plan	Market
			Equity				Value	Awards:	or Payout
			Incentive				of	Number	Value
			Plan				Shares	of	of
			Awards:			Number	or	Unearned	Unearned
	Number	Number	Number			of	Units	Shares,	Shares,
	of	of	of			Shares	of	Units or	Units or
	Securities	Securities	Securities			or Units	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)(a)
Current Executive Officers
Jeffrey Radke	50,000	0	0	12.500	2/8/2010	0
	30,000	0		19.800	2/12/2011
	60,000	0		15.950	12/10/2011
	80,000	0		17.450	2/12/2012
	20,837	6,945 (1)		23.780	2/11/2013
	24,059	56,138 (2)		19.875	6/30/2013
								2,075 (3)	9,566
								6,067 (3)	12,982
								2,816 (4)	27,969
								10,593 (5)	48,834
								146,251 (6)	674,217

Robert P. Myron	4,857	1,619 (1)	0	23.780	2/11/2013	0
								484 (3)	2,231
								1,734 (3)	7,994
								2,276 (4)	10,492
								5,944 (5)	27,402

Bruce J. Byrnes	10,000	0	0	15.950	12/10/2011	0
	8,750	0		17.450	2/12/2012
	17,631	5,877 (1)		23.780	2/11/2013
								1,756 (3)	8,095
								3,496 (3)	16,117
								8,216 (4)	37,876
								14,446 (5)	66,596

Former Executive Officers
John Daly(7)	0	0	0	0	—	0	0	0	0

Guy D. Hengesbaugh(7)	0	0	0	0	—	0	0	0	0

John M. Modin(7)	0	0	0	0	—	0	0	0	0

(a)	Based on closing price of our Common Shares on 12/29/06 of $4.61 per share.

(1)	Option awards will vest on February 11, 2007.

(2)	Option award will vest as follows: 16,040 options on June 30, 2007, 16,039 options on June 30, 2008, 16,039 options on June 30, 2009 and 8,019 options on June 30, 2010.

(3)	Restricted Shares will vest on February 11, 2007.

(4)	Restricted Shares will vest ratably in equal installments on February 11, 2007 & 2008.

(5)	Restricted Shares will vest ratably in equal installments on February 24, 2007, 2008 & 2009.

(6)	Restricted Shares will vest ratably in equal installments on March 16, 2007, 2008, 2009 & 2010.

(7)	Upon termination of employment, all outstanding unvested equity awards were forfeited. All vested unexercised options expire three months following termination of employment.

Option Exercises and Stock Vested
During the Year Ended December 31, 2006

	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of
	Acquired	Realized	Shares
	on	on	Acquired on	Value Realized
	Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)
Current Executive Officers
Jeffrey Radke	0	0	12,554	121,380

Robert P. Myron	0	0	3,603	27,057

Bruce J. Byrnes	0	0	14,644	135,990

Former Executive Officers
John Daly	0	0	8,682	68,184

Guy D. Hengesbaugh	0	0	13,059	114,870

John M. Modin(2)	0	0	0	0

(1)	Amounts reflect the market value of the Common Shares on the day the Common Shares vested.

(2)	Mr. Modin forfeited all unvested Restricted Shares and all unexercised options upon termination of employment.
     Pension Plan
     The PXRE Reinsurance Company Retirement Plan (“Qualified Plan”) and the PXRE Reinsurance Company Supplemental Executive Retirement Plan (“SERP Plan”) were frozen effective April 1, 2004 (the “Freeze Date”). No employee will become eligible to participate in the plans after that date and benefits will not be increased as a result of service credited or compensation earned after the Freeze Date. Employees as of April 1, 2004 who continue to be employed by PXRE Reinsurance Company or an affiliate after the Freeze Date will continue to be credited with years of service for vesting purposes, eligibility for early retirement, disability retirement and pre-retirement death benefits under the plans. As of December 31, 2006, both Mr. J. Radke and Mr. Byrnes were vested in their accrued pension benefits following 5 years of credited service. Mr. Myron is not a participant in the plans. Messrs. Daly, Hengesbaugh and Modin terminated prior to 5 years of service and did not vest in the plans.

Pension Benefits

		Number of	Present Value	Payments
		Years	of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($)(1)	($)
Current Executive Officers
Jeffrey Radke	Qualified Plan	4.333	52,580	0
	SERP Plan	4.333	133,378	0

Robert P. Myron	N/A

Bruce J. Byrnes	Qualified Plan	2.833	34,379	0
	SERP Plan	2.833	81,789	0

Former Executive Officers
John Daly(2)		N/A	0	0

Guy D. Hengesbaugh(2)		N/A	0	0

John M. Modin(2)		N/A	0	0

(1)	Accumulated benefit obligations are calculated using certain assumptions under Statement of Financial Accounting Standard 132R as described in Note 11 of the Notes to the Audited Consolidated Financial Statements included in the Form 10-K, except that the retirement age is assumed to be 62.

(2)	Messrs. Daly, Hengesbaugh and Modin did not remain with the Company long enough for their potential benefits to vest under either plan.
General
The Qualified Plan is a defined benefit pension plan that meets the qualification requirements under Section 401(a) of the Code. The SERP Plan is a nonqualified plan that generally provides benefits to certain key executives with retirement benefits in addition to those provided by the

Company’s qualified retirement and 401(k) plans.
The Qualified Plan and the SERP Plan were frozen effective April 1, 2004.
Qualified Plan
          Normal Retirement Formula
The annual Qualified Plan benefit payable at Normal Retirement (age 62) for Messrs. J. Radke and Byrnes equals the sum of:
(a)	1.67% of Average Annual Compensation per year of Credited Service not in excess of 25 years, and

(b)	0.48% of Average Annual Compensation in excess of Covered Compensation per year of Credited Service, not in excess of 25 years.
Covered Compensation is a 35-year average of the Social Security Maximum Taxable Wage Base.
Early retirement benefits are available as early as age 55 to participants with at least 5 years of service. Qualified Plan benefits are payable under various optional annuity forms. The normal form of benefit is a Lump Sum. However, if Mr. J. Radke or Mr. Byrnes is married at Retirement and does not elect otherwise, he will receive a reduced benefit under a 50% Joint and Survivor Annuity form.
SERP Plan
          Normal Retirement Formula
The annual SERP Plan benefit payable at Normal Retirement (age 62) for Messrs. J. Radke and Byrnes is the monthly benefit determined in accordance with the Qualified Plan, without regard to the limitation under section 401(a)(17) and 415 of the Code, less the monthly benefit determined in accordance with the terms of the Qualified Plan.
Early retirement benefits are available as early as age 55 to participants with at least 5 years of service. The SERP Plan benefits are payable in the same form as elected for the Qualified Plan.
Accumulated benefit obligations under the Qualified Plan and the SERP Plan were based on the average monthly base earnings during the three consecutive years, during the ten years preceding retirement, termination or curtailment, which produced the highest average, plus average bonuses during the ten years prior to curtailment.

2006 Non-Qualified Deferred Compensation

Aggregate
		Registrant			Balance at
	Executive	Contributions	Aggregate	Aggregate	Last
	Contributions	in Last	Earnings in	Withdrawals/	Fiscal
	in Last Fiscal	Fiscal	Last Fiscal	Distributions	Year End
Name	Year ($)	Year ($)	Year ($)	($)	($)
Current Executive Officers
Jeffrey Radke(1)	65,000	49,700	33,754	0	785,994

Robert P. Myron(2)	N/A	N/A	N/A	N/A	N/A

Bruce J. Byrnes (1)	8,895	8,082	3,781	0	96,923

Former Executive Officers

John Daly(2)	N/A	N/A	N/A	N/A	N/A

Guy D. Hengesbaugh(2)	N/A	N/A	N/A	N/A	N/A

John M. Modin(1)(3)	0	0	1,158	34,573	0

(1)	Under the SERP Plan, officers can make an irrevocable election to defer a portion of their salary prior to each calendar year.

(2)	Mr. Myron, Mr. Daly and Mr. Hengesbaugh did not participate under any PXRE non-qualified deferred compensation plan.

(3)	Due to the date of Mr. Modin’s termination, there were no contributions made in 2006. Six months from his termination date, Mr. Modin withdrew his funds from the plan.
Potential Payments to be Made to Named Executive Officers Upon Termination or a Change of Control
     Current Named Executive Officers
     The descriptions and tables below summarize the payments and other benefits that each of the current named executive officers of the Company would have been entitled to receive if such officer’s employment had terminated on December 31, 2006. The amounts shown are estimates only. In the event of the termination of a current named executive officer’s employment, the actual amounts to be paid and the benefits to be provided could only be determined at that time.
          Following the information with respect to the current named executive officers, information is provided with respect to the actual payments and other benefits that the former named executive officers became entitled to upon their termination from the Company.
Payments to be Made and Benefits to be Provided Upon Any Termination
          Under their respective employment agreements, upon the termination of any current named executive officer, regardless of the manner in which the employment terminates, and subject to a three month notice requirement, the named executive officer will be entitled to:
•	any Base Salary earned through the “Termination Date” (as defined in their respective employment agreements) but not yet paid;

•	payment for earned but unused vacation;

•	reimbursement of any reimbursable business expenses incurred but not yet reimbursed; and

•	any payment or other benefit to which the named executive officer (or members of such executive’s family) may be entitled under his employment agreement or under the terms of any applicable plan, program, equity grant, agreement or arrangement (other than any severance pay plan) of the Company or any of its Affiliates.
Payments to be Made and Benefits to be Provided Upon Death or Disability of a Named Executive Officer
          In addition to the payments and benefits described directly above, in the event that Mr. J. Radke’s or Mr. Myron’s employment terminates on account of his death or “permanent disability” (as defined in their respective employment agreements), such executive will be entitled to the following payments and benefits:
•	in cash, promptly following the Termination Date, an amount equal to the product obtained by multiplying (x) his Target Bonus for the year of termination (determined using his Base Salary as of the Termination Date) times (y) a fraction, the numerator of which is the number of days that the executive was employed with the Company during such year and the denominator of which is 365;

•	as of the Termination Date, each equity grant previously made to him shall become non-forfeitable, and all restrictions on them shall lapse; and

•	as of the Termination Date, each stock option (and comparable instrument) shall become exercisable and shall remain exercisable thereafter as long as permitted in the circumstances under the terms of the applicable Equity Plan (the LTI Plan).
Payments to be Made and Benefits to be Provided Upon Termination (a) By the Company For Any Reason Other Than Death, Disability or Cause or (b) By the Named Executive Officer For Good Reason
          In the event that a current named executive officer’s employment is terminated by the Company other than for death, “Permanent Disability” or “Cause” (as defined in the respective employment agreements) or is terminated by the named executive officer for “Good Reason” (as defined in the respective employment agreements), in addition to the payments and benefits listed under the heading “Payments to be Made and Benefits to be Provided Upon Any Termination” above, the named executive officer will be entitled to the following severance payments and benefits:
•	in the case of Messrs. J. Radke and Myron,
➢	a cash payment equal to two times such executive’s annualized Base Salary in effect on the Termination Date;

➢	a cash payment equal to any housing allowance (including a gross-up tax payment) provided pursuant to such named executive officer’s employment agreement for the one year period following such termination;

➢	continued participation for the named executive officer and his eligible dependents in the Company’s benefit programs (e.g., qualified and non-qualified retirement, 401(k), Bermuda pension, deferred compensation, health, medical, life, disability or similar plans or benefits made available to senior executives) for the one year period following such termination of employment; provided, that the Company may instead pay to such named executive officer an amount which, after taxes, will enable the named executive officer to purchase equivalent benefits for such one-year period;

➢	all stock options, Restricted Shares and other equity grants held by such named executive officer will become non-forfeitable, and all restrictions on them will lapse, as of the Termination Date and all stock options (and comparable instruments) will become fully exercisable as of the Termination Date, and will remain exercisable for the maximum period permitted in the circumstance under the applicable terms of the applicable Equity Plan; provided that, notwithstanding any provision in any Equity Plan or elsewhere that would shorten the exercise period as a result of termination, such options (and comparable instruments) will remain exercisable for the balance of their original maximum term. However, if the Company determines that extension of the exercise period for any stock option (or comparable instrument) outstanding as of the date of such named executive officer’s employment agreement would trigger taxes and/or penalties under

Section 409A of the Code, then no such extension will occur with regard to such stock option (or comparable instrument), and the post-termination exercise period for such stock option (or comparable instrument) will be unaffected; and
➢	in the case of Mr. J. Radke only, a cash payment equal to any automobile allowance provided pursuant to his employment agreement for the one year period following such termination.
•	in the case of Mr. Byrnes,
➢	a lump sum cash payment equal to 50% of his annualized Base Salary in effect on the Termination Date, payable within ten business days of the Termination Date;

➢	continued participation for Mr. Byrnes and his eligible dependents in the medical, dental, life and disability benefit programs for the one year period following the Termination Date on the same basis that such coverage has been provided to him prior to termination; provided, that the Company may instead pay to him a lump sum amount which, after taxes, will enable him to purchase equivalent benefits for such one-year period; and

➢	all stock options, Restricted Shares and other equity grants held by him shall become non-forfeitable, and all restrictions on them shall lapse, as of the Termination Date and all stock options (and comparable instruments) shall become fully exercisable as of the Termination Date, and will remain exercisable for the maximum period permitted in the circumstance under the terms of the applicable Equity Plan.
Payments to be Made and Benefits to be Provided Upon a Change of Control
•	In the event that Messrs. J. Radke’s or Myron’s employment is terminated within twelve months after a Change of Control (as defined in the respective employment agreements) either (i) by the Company other than for Cause, Permanent Disability or death; or (ii) by the Company giving Notice of Non-Renewal to Mr. J. Radke or Mr. Myron under their respective employment agreements, in addition to the payments and benefits listed under the heading “Payments to be Made and Benefits to be Provided Upon Any Termination” above, Messrs. J. Radke and Myron will be entitled to the same severance payments and benefits described for them under the heading “Payments to be Made and Benefits to be Provided Upon Termination (a) By the Company for Any Reason Other than Death, Disability or Cause or (b) By the Named Executive Officer for Good Reason” above.
In the event of the occurrence of a Change of Control (as defined in Mr. Byrnes’ employment agreement), if Mr. Byrnes provides written notice of resignation within 60 days of the closing of the transaction that constituted such Change of Control, Mr. Byrnes will be entitled to the same severance payments and benefits described for him under the heading “Payments to be Made and Benefits to be Provided Upon Termination (a) By the Company For Any Reason Other Than Death, Disability or Cause or (b) By the Named Executive Officer For Good Reason” above.

Under the LTI Plan, upon the earlier to occur of a Change of Control of the Company or the Common Shares of the Company ceasing to be publicly traded, the following benefits may apply:
➢	any unexercised portion of an option will become exercisable and any Restricted Period (as defined in the plan) with respect to Restricted Shares will lapse; and

➢	the committee that administers the plan may, for a period of up to 60 days following a change of control or the date the Common Shares cease to be publicly traded, allow certain participants the right to surrender all or part of his or her options and receive a cash payment equal to the greater of (i) the excess of the fair market value of the Common Shares subject to the surrendered options over the exercise price or (ii) except for Incentive Stock Options, the excess of the per share net worth (determined as provided in the LTI Plan) of the Common Shares to which the surrendered options pertain on the date of surrender over the per share net worth of such Common Shares on the date the option was granted.

➢	The LTI Plan further provides that if a participant does not make an election under the above provisions on or before the 60th day following a change of control resulting from certain mergers and consolidations, the sale of all or substantially all of our assets, our liquidation or dissolution, or such cessation of public trading, the participant will be deemed to have made such election as of such 60th day and the participant will receive the cash payment which he would have been due had he made an election on such 60th day and the participant’s option and surrender rights will be deemed to have been canceled.
Non-Compete/Non-Solicitation Compensation
          In the event that Messrs. J. Radke’s or Myron’s employment is terminated by PXRE for Cause, by such named executive officer without Good Reason, on account of such named executive officer’s Permanent Disability, or upon expiration of such executive officer’s employment term pursuant to: (i) a Notice of Non-Renewal of his employment agreement from the named executive officer to PXRE, or (ii) a Notice of Non-Renewal from the Company to such named executive officer (provided that a Change of Control has not occurred within the twelve months preceding the giving of such Notice) and if the Board elects to enforce the covenants contained in such executive officer’s employment agreement regarding non-competition and non-solicitation, such named executive officer will be entitled to receive: (i) a cash payment equal to two times such named executive officer’s annualized Base Salary in effect on the Termination Date and (ii) a cash payment equal to any annual housing and, in the case of Mr. Radke, automobile allowance, and such named executive officer and his dependents will continue to participate in the Company’s benefit plans or be provided equivalent after-tax compensation or benefits for the one year period following the Termination Date.

Conditions and Obligations of Named Executive Officers For and Upon Receipt of Payments and Benefits Described Above
•	In consideration for any of the severance payments described above, the current named executive officer receiving such payment and/or benefit would be subject to the following obligations:
➢	the named executive officer first having executed, and delivered to the Company, a mutual release of claims without revoking such release during the seven days following delivery;

➢	in the case of Messrs. J. Radke and Myron, in the event of termination as a result of a Change of Control, by the Company for Cause, by the named executive officer for Good Reason or in the event of any other termination of such named executive officer’s employment whereby the Board elects to pay the Non-Compete/Non-Solicitation Compensation referred to above, for the one year period beginning on the Termination Date, such named executive officer (i) may not personally in any manner, directly or indirectly, engage, or assist in being engaged, in Property Business (as defined in the respective employment agreements) in any of Bermuda, London, England, New York, New Jersey or Connecticut and (ii) may not personally, except as permitted by the Company upon its prior written consent, in any manner, directly or indirectly, induce or attempt to induce any employee of the Company or any of its Affiliates to terminate or abandon his or her employment for any purpose whatsoever, or, in connection with any Property Business, call on, service, solicit or otherwise do business with any customer of the Company or any of Affiliates.

➢	If either of Messrs. J. Radke or Myron materially breaches either of the above two obligations, and fails to timely cure such breach after written notice from the Company, the Company may:
o	cease providing such named executive officer with Non-Competition/Non-Solicitation Compensation and all cash severance benefits provided for under their respective employment agreements;

o	require that such named executive officer promptly repay to the Company, on an after-tax basis, any such cash amounts previously paid, or the value of any such benefits previously provided; and

o	require that any stock options, Common Shares or other Common Share-based awards be, to the extent that they became vested solely by reason of the named executive officer’s termination of employment, be forfeited to the Company on an after-tax basis, or if the named executive officer exercised such stock options and/or sold such Common Shares, require that such named executive officer promptly pay to the Company the after-tax proceeds he received from such sale/exercise or, in the case of Common Shares that were obtained on exercise of options and that have not been sold, forfeit such Common Shares to the Company on an after-tax basis.
If, after the Termination Date, the Company materially breaches any of its material obligations to either of Messrs. J. Radke or Myron, and the breach is not fully cured upon 15 days written notice from the named executive officer, then such named executive officer will no longer be bound by the non-competition and non-solicitation provisions of his employment agreement and such provisions will be null and void.
Gross-Up Payment
     The employment agreements of the current named executive officers provide that if certain payments referred to therein made to the named executive officer result in the imposition of an excise tax, then the named executive officer will be entitled to receive an additional payment (a “Gross-Up Payment”) prior to the date on which any excise tax is due (through withholding or otherwise) in an amount such that after payment by the named executive officer of all income, excise, employment and other taxes on the Gross-Up Payment (and any interest and penalties imposed with respect thereto) the named executive officer would retain an amount of the Gross-Up Payment equal to the excise tax imposed.
Payments to be Made Upon Retirement
     In the event of the retirement of Messrs. J. Radke or Byrnes, in addition to the payments and benefits listed under the heading “Payments to be Made and Benefits to be Provided Upon Any Termination” above, they will each be entitled to receive payments under the Qualified Plan and the SERP Plan described under “Pension Plan” above. Mr. Myron is not a participant under such plans.
Tabular Presentation of Potential Payments to be Made to Current Named Executive Officers Upon Termination or a Change of Control
     The following tables show the potential payments to be made to the current named executive officers upon termination or a Change of Control of the Company. The values listed for each of the named executive officers are estimates only and are based on the assumption that the triggering event took place on December 31, 2006 and that the price per share of the Company’s securities was $4.61, which was the closing market price of the Company’s Shares on December 29, 2006. In the event of the termination of a current named executive officer’s employment, the actual amounts to be paid and the benefits to be provided could only be determined at the time of such executive’s termination from the Company.
The following table shows the potential payments upon termination or a Change of Control of the Company for Jeffrey Radke, the Company’s President and Chief Executive Officer.

						Termination
						by
						Company for
						any reason
						other than
						Death,
						Disability or
	Termination					Cause or by	Termination
	Upon	Termination		Termination		executive for	Following a
	Retirement	Upon Death		Upon		Good Reason	Change of
Benefit	($)	($)		Disability ($)		($)	Control ($)

Cash Severance	0	800,000	(1)	800,000	(1)	1,787,635 (2)	1,787,635	(2)
Accelerated Vesting of Equity Awards:
Restricted Shares	637,288 (3)	637,288	(3)	637,288	(3)	637,288 (3)	637,288	(3)
Stock Options	170,230 (4)	170,230	(4)	170,230	(4)	170,230 (4)	170,230	(4)
Pension Plan	40,000 (5)	0		0		40,000 (5)	40,000	(5)
Health Care Coverage	0	0		0		24,337 (6)	24,337	(6)

(1)	Mr. Radke would have received, in cash, and promptly following the Termination Date, his Target Bonus of $800,000 times (365/365) had the goals in the Bonus Plan been met.

(2)	Represents two times his Base Salary of $800,000 plus a housing allowance for one year following termination valued at $187,635, including related gross-up tax payments of $61,635. Such payments would have been made in twenty-four equal monthly installments on the 15th of each month commencing six months following the Termination Date.

(3)	Mr. Radke’s Restricted Shares would have become non-forfeitable and all restrictions on them would have lapsed. The amounts for Restricted Shares represent the unamortized expense at December 31, 2006 that would be recognized by the Company in connection with the acceleration of vesting of unvested equity grants.

(4)	The amounts for stock options represent unamortized expense at December 31, 2006 that would be recognized by the Company in connection with the acceleration of vesting of unvested equity grants.

(5)	Represents matching contribution to his 401(k) plan.

(6)	Represents our best estimate of the annual cost of health, medical and life insurance premiums.

The following table shows the potential payments upon termination or a Change of Control of the Company for Robert Myron, the Company’s Executive Vice President and Chief Financial Officer.

				Termination
				by
				Company for
				any reason
				other than
				Death,
				Disability or
				Cause or by	Termination
	Termination	Termination	Termination	executive for	Following a
	Upon	Upon Death	Upon	Good Reason	Change of
Benefit	Retirement	($)	Disability ($)	($)	Control ($)

Cash Severance	0	200,200 (1)	200,200 (1)	906,403 (2)	906,403	(2)
Accelerated Vesting of Equity Awards:
Restricted Shares	144,544 (3)	144,544 (3)	144,544 (3)	144,544 (3)	144,544	(3)
Stock Options	0 (4)	0	0	0 (4)	0	(4)
Pension Plan	0	0	0	18,200 (5)	18,200	(5)
Health Care Coverage			0	18,808 (6)	18,808	(6)

(1)	Represents his Target Bonus of $200,200 (which is 55% of his Base Salary of $364,000 times (365/365)) that he would have received had the goals in the Bonus Plan been met.

(2)	Represents two times his Base Salary of $364,000 plus a housing allowance for one year following termination valued at $178,403 including related gross-up tax payments of $58,402. Such payments would have been made in twenty-four equal monthly installments on the 15th of each month following the Termination Date.

(3)	Mr. Myron’s Restricted Shares would have become non-forfeitable and all restrictions on them would have lapsed. The amounts for Restricted Shares represent the unamortized expense at December 31, 2006 that would be recognized by the Company in connection with the acceleration of vesting of unvested equity grants.

(4)	There was no unamortized amount related to stock options at December 31, 2006 that would be recognized by the Company on acceleration of vesting of unvested equity grants.

(5)	Represents matching contribution to his Bermuda pension plan.

(6)	Represents our best estimate of the annual cost of health, medical and life insurance premiums.

The following table shows the potential payments upon termination or a Change of Control of the Company for Bruce Byrnes, the General Counsel and Secretary of PXRE Delaware and PXRE Reinsurance.

					Termination
					by
					Company for
					any reason
					other than
					Death,
					Disability or
					Cause or by	Termination
	Termination		Termination	Termination	executive for	Following a
	Upon		Upon Death	Upon	Good Reason	Change of
Benefit	Retirement		($)	Disability ($)	($)	Control ($)

Cash Severance	0		0	0	189,000 (1)	189,000	(1)
Accelerated Vesting of Equity Awards
Restricted Shares	395,471	(2)	395,471 (2)	395,471 (2)	395,471 (2)	395,471	(2)
Stock Options	0	(3)	0 (3)	0 (3)	0 (3)	0	(3)
Pension Plan	18,900	(4)	0	0	18,900 (4)	18,900	(4)
Health Care Coverage	0		0	0	18,808 (5)	18,808	(5)

(1)	Mr. Byrnes would have received a lump sum cash payment of $189,000, payable within ten business days of the Termination Date (which is 50% of his 2006 Base Salary of $378,000)

(2)	Mr. Byrnes’ Restricted Shares would have become non-forfeitable and all restrictions on them would have lapsed. The amounts for Restricted Shares represent the unamortized expense at December 31, 2006 that would be recognized by the Company in connection with the acceleration of vesting of unvested equity grants.

(3)	There was no unamortized amount related to stock options at December 31, 2006 that would be recognized by the Company on acceleration of vesting of unvested equity grants.

(4)	Represents matching contributions to his 401(k) plan and SERP Plan.

(5)	Represents our best estimate of the annual cost of health, medical and life insurance premiums.

          Former Named Executive Officers
Mr. John Daly
•	Mr. Daly’s employment agreement had expired and his employment with the Company was terminated effective September 1, 2006. Upon termination, in addition to the payments and benefits described under the heading “Payments to be Made and Benefits to be Provided Upon Any Termination” above, he was provided with the following payments and benefits:
➢	2 airline tickets for relocation back to the United Kingdom in the amount of $4,280;

➢	a lump sum payment of $10,000; and

➢	continued medical coverage paid by the Company until March 1, 2007, the cost of which to the Company was $9,044.
Mr. Hengesbaugh
•	Mr. Hengesbaugh resigned from the Company on July 17, 2006. Upon his resignation, in addition to the payments and benefits described under the heading “Payments to be Made and Benefits to be Provided Upon Any Termination” above, he was provided with the following payments and benefits pursuant to the terms of his employment agreement:
➢	a cash payment equal to two times his annual base salary for an amount of $851,000 payable over a period of twenty-four months in bi-weekly installments, reduced by any compensation he receives during that period from any other insurer, reinsurer or broker;

➢	a cash payment equal to one year of his monthly housing allowance, including a tax gross-up, for an amount of $178,403 payable over a period of twenty-four months in equal installments;

➢	continued participation for himself and his dependents at the Company’s expense in a health insurance plan at a cost to the Company of $22,972 for the period from August 1, 2006 through July 31, 2007; and

➢	a matching contribution to his PXRE Bermuda Pension Plan at a cost to the Company of $18,860
Mr. Modin
•	Mr. Modin resigned from the Company on January 6, 2006. Upon his resignation, in addition to the payments and benefits described under the heading “Payments to be Made and Benefits to be Provided Upon Any Termination” above, he was provided with the following payments and benefits pursuant to the terms of his employment agreement because the Company elected to enforce the one year non-competition covenant contained in it:
➢	a cash payment equal to two times his annual base salary for an amount of $745,200, of which $372,600 was paid in bi-weekly installments over the period from the Termination Date through January 5, 2007 and $372,600 was paid in a lump sum cash payment on January 8, 2007;

➢	a cash payment equal to his car allowance for an amount of $7,200, which was paid in bi-weekly installments from the Termination Date through January 5, 2007

➢	a reimbursement in the amount of $9,023 for all premiums paid by Mr. Modin under “COBRA” for continued health coverage for the period from the Termination Date through August, 2006;

➢	a cash payment of $18,630 representing matching contributions that the Company would have contributed on Mr. Modin’s behalf to the SERP Plan and his 401(k) plan, paid in bi-weekly installments over the period from the Termination Date through January 5, 2007; and

➢	continued coverage under PXRE’s life and disability insurance plans through January 5, 2007 at a cost to the Company of $1,110.
Director Compensation
     Cash Compensation. In 2006, each non-employee director, other than Mr. G. Radke, received an annual retainer of $35,000. Mr. G. Radke, as Chairman of the Board, received an annual retainer of $50,000. The Audit Committee Chairperson received an additional retainer of $12,000. All other Committee Chairpersons and the Vice Chairman of the Board received additional retainers of $6,000. In addition, the directors received Board meeting fees of $2,000 for each day that the director attended meetings of the Board of Directors or its committees. During the 2006 fiscal year, we paid a total of $855,000 in directors’ fees.
     Other Compensation. Under the PXRE Director Equity and Deferred Compensation Plan (the “Director Compensation Plan”), non-employee directors may elect to defer receipt of the annual retainer and fees for services as a member of the Board of Directors or to elect, prior to the subject year, to receive all or a portion of the annual retainer and fees-for-services in the form of our Common Shares or options to purchase our Common Shares. Deferred amounts are credited with earnings (losses) mirroring the fund or funds provided in our 401(k) Savings and Investments Plan that are designated by the director. The number of shares that may be awarded upon an election to receive our Common Shares is the number of whole shares equal to (i) the amount elected to be deferred divided by (ii) the fair market value per Common Share, as determined pursuant to the Director Compensation Plan.
     The number of whole Common Shares subject to an option grant elected under the Director Compensation Plan is determined by dividing the amount elected by the “option value”, as determined pursuant to the Director Compensation Plan. The exercise price per share under each option is equal to the fair market value per Common Share, as determined pursuant to the Director Compensation Plan. Options granted under the Director Compensation Plan are immediately exercisable and may be exercised until the tenth anniversary of the date of grant. In the event a director terminates service on the Board, such person’s options are exercisable for three years after the date of termination of service, but not beyond the original expiration date. In the event of the death of a director after termination of service on the Board, any outstanding options expire on the later of the date the director could have exercised the option at the time the director terminated service or one year from the date of death, provided that in no event may an option be exercised beyond its original expiration date.

     During the 2006 fiscal year, 2,723 Common Shares and options to purchase 11,988 Common Shares were awarded pursuant to the Director Compensation Plan.
     The Director Compensation Plan is administered by the Board of Directors. The Board of Directors has full power and authority to construe and interpret the Director Compensation Plan and adopt and amend such rules and regulations for the administration of the Director Compensation Plan as it deems desirable. The Board of Directors may amend the Director Compensation Plan as it deems advisable, provided that shareholder approval is required for any amendment to the Director Compensation Plan that (i) materially increases the benefit accruing to participants under the Director Compensation Plan, (ii) increases the number of securities that may be issued under the Director Compensation Plan or (iii) materially modifies the requirements for participants in the Director Compensation Plan. Additionally, no amendment may materially and adversely affect any right of a director with respect to any option previously granted without such director’s written consent. The Board of Directors may terminate the Director Compensation Plan at any time. If not earlier terminated by the Board of Directors, the Director Compensation Plan will terminate immediately following the annual general meeting of shareholders in 2008.
     Under the PXRE Director Stock Plan, as amended (the “Director Stock Plan”), each non-employee director is automatically granted, on the date of each annual general meeting, an option exercisable for the purchase of 5,000 Common Shares at a price per share equal to the market value at the date of grant. The option vests ratably over a period of three years from the date of grant (other than in the case of a “change of control” (as defined in the Director Stock Plan), our Common Shares ceasing to be publicly traded or the death, disability or retirement of the director, which, in each case, will result in a lapse of the restriction). In addition, upon the termination of service on the Board of Directors by a non-employee director as a result of disability (as determined by the Board of Directors) or retirement (as defined under the Director Stock Plan), which termination occurs six months following the prior annual general meeting of shareholders, the director will receive a fully vested option exercisable for the purchase of 5,000 Common Shares on the last day of service as a director at a price per share equal to the fair market value at the date of grant. In the event a director terminates service on the Board of Directors by reason of death, retirement or disability, the total number of option shares will become immediately exercisable and will continue to be exercisable for three years (but not beyond its original expiration date). In the event a director terminates service on the Board of Directors other than by reason of death, disability or retirement, such person’s options (to the extent vested and exercisable upon such termination) will be exercisable for three months after the date of termination of service, but not beyond the original expiration date. In the event of death of a director after terminating service on the Board of Directors, any outstanding options will expire on the later of the date the director could have exercised the option at the time the director terminated service or one year from the date of death, provided that in no event may an option be exercised beyond its original expiration date. No option may be re-priced after the date of grant (other than in connection with an adjustment in our Common Shares, as provided in the Director Stock Plan).
     Additionally, commencing in 2004, under the Director Stock Plan, each non-employee director was automatically granted, on the date of each annual general meeting of shareholders, 2,500 Common Shares subject to certain restrictions. The restrictions on the restricted shares lapse ratably over a period of three years from the date of grant (other than in the case of a “change of control” (as defined in the Director Stock Plan), our Common Shares ceasing to be publicly traded or the death, disability or retirement of the director, which, in each case, will result in a lapse of the restriction). In addition, upon the termination of service on the Board of Directors by a non-employee director as a result of disability or retirement that occurs at least six months following the prior annual general meeting of shareholders, the director will receive 1,000 fully vested Common Shares on the director’s last day of service.
     As of April 13, 2007, options for a total of 258,834 Common Shares had been granted, net of cancellations and exercises, pursuant to the Director Stock Plan, of which a total of 197,482 Common Shares are currently exercisable. As of April 13, 2007, 139,222 restricted Common Shares had been granted, net of cancellations, pursuant to the Director Stock Plan, 95,881 of which are currently vested. Directors who are granted restricted Common Shares under the Director Stock Plan are entitled to receive dividends on and to vote such Common Shares during the restricted period.
     Pursuant to the terms of the Director Stock Plan, a total of 2,500 Restricted Shares and options to acquire 5,000 Common Shares would be due to be granted to directors at the 2007 annual general meeting. As of April 13, 2007, only 18,001 Common Shares remain authorized and unissued under the Director Stock Plan, leaving a deficit of 41,999 Common Shares. As a result, no grants will be made under the Director Stock Plan in 2007 unless it is amended.
     In light of the pending merger transaction between PXRE and Argonaut, the Board of Directors expects to review and substantially change the current director compensation program once the transaction has been consummated and the Board reconstituted after the merger. In the interim, the Board of Directors determined to make a one-time additional retainer payment of $60,000 on May 1, 2007 to each non-employee director in lieu of the restricted shares and option grants that would have been granted under the Director Stock Plan in 2007 if sufficient shares remained available thereunder.
     The Director Stock Plan is administered by the Board of Directors, which is authorized to interpret the Director Stock Plan, but has no authority with respect to the selection of directors to receive options, the number of Common Shares subject to the Director Stock Plan or to each grant thereunder, or the option price for Common Shares subject to granted options. The Board of Directors may amend the Director Stock Plan as it deems advisable, but may not, without further approval of the shareholders, increase the maximum number of Common Shares issuable under the Director Stock Plan or options or restricted Common Shares to be granted thereunder, change the option price or price of the restricted Common Shares provided in the Director Stock Plan, extend the period during which options or restricted Common Shares may be granted or exercised, or change the class of persons eligible to receive options or restricted Common Shares.
     Under the PXRE Non-Employee Director Deferred Stock Plan (the “Director Plan”), our eligible non-employee directors upon becoming directors used to each be granted the right to receive 2,000 Common Shares (subject to anti-dilution adjustments) at certain specified times following their respective termination of services as director. Effective as of January 1, 2003, the Director Plan was terminated; however, the terms of the Director Plan will continue to apply to those awards that have previously been granted to the non-employee directors but pursuant to which Common Shares have not yet been delivered. As of April 13, 2007, our eligible non-employee directors as a group have the right to receive a total of 10,000 Common Shares pursuant to the terms of the Director Plan.
     On each date that dividends are paid to holders of our Common Shares, each director who was granted the right to receive Common Shares under the Director Plan is paid an amount in cash equal to the product of (i) the dividend per Common Share for the applicable dividend payment date and (ii) the number of Common Shares that have been granted to the director, but that have not yet been delivered.
     The Director Plan is administered by the Board of Directors, which may amend or terminate the Director Plan at any time. However, no such amendment or termination may reduce the number of Common Shares granted to the directors prior to such amendment or termination. As discussed above, effective January 1, 2003, the Board of Directors terminated the Director Plan.
     Stock Ownership Guidelines
     We have implemented stock ownership guidelines for our directors in order to better align the long-term interests of the members of our Board of Directors with the interests of our shareholders. The guidelines, which may be achieved over a five-year period from the time the director becomes subject to these guidelines, would result in each member of the Board of Directors owning Common Shares or options to purchase Common Shares with a value equal to three times the annual retainer amount. This policy is not applicable to the Class IV Directors.
     The following table summarizes, in tabular format, the compensation of our directors for 2006:

Director Compensation for the Year Ended December 31, 2006

					Change in
					Pension
					Value and
				Non-Equity	Nonqualifie
	Fees			Incentive	d Deferred
	Earned or	Stock	Option	Plan	Compensati	All Other
	Paid in	Awards	Awards	Compensati	on Earnings	Compens
Name	Cash ($)	($)(1)	($)(2)	on ($)	($)	ation ($)	Total ($)
Gerald L. Radke(3)	110,000	21,883	13,776	0	0	0	145,659

F. Sedgwick Browne(4)	117,000	47,861	33,259	0	5,224	0	203,344

Bradley E. Cooper(5)	83,000	47,861	33,259	0	0	0	164,120

Craig A. Huff(6)	79,000	47,861	33,259	0	1,527	0	161,647

Mural R. Josephson(7)	93,000	41,000	28,305	0	0	0	162,305

Jonathan Kelly(8)	85,000	21,883	13,776	0	0	0	120,659

Wendy Luscombe(9)	115,000	47,861	33,259	0	15,177	0	211,297

Philip R. McLoughlin(10)	101,000	47,861	33,259	0	15,437	0	197,557

Robert Stavis(11)	69,000	47,861	33,259	0	0	0	150,120
(Resigned 12/06/06)

Robert Fiondella(12)	43,016	69,569	55,373	0	11,033	0	178,991
(Retired 2/21/06)

(1)	Other than Mr. G. Radke, Mr. Kelly and Mr. Fiondella, each Non-Employee Director was granted 2,500 restricted Common Shares pursuant to the Director Stock Plan in 2006,

2005, and 2004, with grant date fair values of $9,450, $59,350 and $60,950, respectively. Mr. G. Radke received no grant in 2004. Mr. Kelly joined the Board in 2005 and received no grant in 2004. Mr. Fiondella retired in February 2006 and did not participate in the 2006 grant.

(2)	Other than Mr. G. Radke, Mr. Kelly and Mr. Fiondella, pursuant to the Director Stock Plan each Non-Employee Director was granted: (i) in 2006, options to acquire 3,574 Common Shares with a fair value on the date of grant of $2,702, (ii) in 2005, options to acquire 5,000 Common Shares with a fair value on the date of grant of $39,527, (iii) in 2004, options to acquire 5,000 Common Shares with a fair value on the date of grant of $46,322. Mr. G. Radke received no grant in 2004. Mr. Kelly joined the Board in 2005 and received no grant in 2004. Mr. Fiondella retired in February 2006 and did not participate in the 2006 grant. Fair value was determined using a modified Black-Scholes pricing model. See Note 12, Share-Based Compensation, of the Notes to the Audited Consolidated Financial Statements included in the Form 10-K.

(3)	As of December 31, 2006, Mr. G. Radke held 4,167 Restricted Shares and options to purchase 8,574 Common Shares.

(4)	As of December 31, 2006, Mr. Browne held 5,001 Restricted Shares and options to purchase 47,756 Common Shares.

(5)	Mr. Cooper was appointed as a Class IV Director by Capital Z. Pursuant to Mr. Cooper’s instructions, all director compensation payable to him after 2002 was paid to Capital Z. As of December 31, 2006, Mr. Cooper/Capital Z held 5,001 Restricted Shares and options to purchase 23,574 Common Shares that were granted as a result of Mr. Cooper’s service as a Director.

(6)	Mr. Huff was appointed as a Class IV Director by Reservoir. Pursuant to Mr. Huff’s instructions, all director compensation payable to him was paid to Reservoir after 2002. As of December 31, 2006, Mr. Huff/Reservoir held 5,001 Restricted Shares and options to purchase 27,010 Common Shares that were granted as a result of Mr. Huff’s service as a Director.

(7)	Mr. Josephson began his service as a Director on August 3, 2004 and the Restricted Shares and options granted to him in 2004 had grant date fair values of $57,350 and $43,586, respectively. As of December 31, 2006, Mr. Josephson held 5,001 Restricted Shares and options to purchase 13,574 Common Shares.

(8)	Mr. Kelly was appointed as a Class IV Director by Capital Z. Pursuant to Mr. Kelly’s instructions, all director compensation payable to him was paid to Capital Z. As of December 31, 2006, Capital Z held 4,167 Restricted Shares and options to purchase 8,574 Common Shares that were granted as a result of Mr. Kelly’s service as a Director.

(9)	During 2006, Ms. Luscombe deferred $41,000 of fees. As of December 31, 2006, Ms. Luscombe held 5,001 Restricted Shares and options to purchase 34,158 Common Shares.

(10)	As of December 31, 2006, Mr. McLoughlin held 5,001 Restricted Shares and options to purchase 48,389 Common Shares.

(11)	As of December 31, 2006, Mr. Stavis held 0 Restricted Shares and options to purchase 18,222 Common Shares. Mr. Stavis resigned as a Director on December 6, 2006. Mr. Stavis was appointed as a Class IV Director by RER Reinsurance Holdings LP (“RER”). Upon Mr. Stavis’ resignation, 5,001 Restricted Shares and options to purchase 8,575 Common Shares were automatically transferred to RER, which were held by RER as of December 31, 2006.

(12)	Mr. Fiondella retired from the Board of Directors in February 2006. Upon his retirement, Mr. Fiondella was awarded 1,000 fully vested Common Shares with a grant date fair value of $3,960. As of December 31, 2006, Mr. Fiondella held options to purchase 75,137 Common Shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.
     The following table sets forth information regarding our equity compensation plans as of December 31, 2006:

			Number Of Securities
			Remaining Available For
			Future Issuance Under
	Number Of Securities To	Weighted-Average	Equity Compensation
	Be Issued Upon Exercise	Exercise Price Of	Plans (Excluding
	Of Outstanding Options,	Outstanding Options,	Securities Reflected In
	Warrants And Rights	Warrants And Rights	Column (a))
Plan Category	(a)	(b)	(c)
2002 Officer Incentive Plan	892,716		529,012
Terminated Bonus Plan	313,061		185,056
2004 Incentive Bonus Plan			450,000
Director Compensation Plan	83,627		113,332
Director Stock Plan	329,174		3,002
Employee Stock Purchase Plan	0		65,142

Equity compensation plans approved by security holders	1,618,578	$19.53	1,345,544
Equity compensation plans not approved by security holders	0	0	0

Total	1,618,578	$19.53	1,345,544
          The amounts above do not include 656,189 additional options to purchase Common Shares or Restricted Shares that may terminate or expire for any reason prior to their exercise in full, or any Restricted Shares which may be forfeited or expire under the 1992 Officer Incentive Plan.
2006 Security Ownership of Certain Beneficial Owners
     The following table indicates those persons known to us (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who own beneficially more than 5% of the Common Shares, any class of Convertible Common Shares or any series of Preferred Shares outstanding, as applicable, based on currently available Schedules 13-D and Schedules 13-G filed with the Securities and Exchange Commission and information provided to us by our transfer agent, registrar and dividend paying agent, American Stock Transfer & Trust Company, as of April 13, 2007:

			Percent of
		Amount and Nature of	Class	Percent of
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	Outstanding	Voting Rights(1)
Brandes Investment Partners, L.P. 11988 El Camino Real, Suite 500 San Diego, CA 92130	Common Shares	8,601,992 shares(2)	13.49%	9.90%

Eton Park Fund, L.P. 825 Third Avenue, 9th Floor New York, NY 10022	Common Shares	7,226,645 shares(3)	11.34%	9.42%

Morgan Stanley 1585 Broadway New York, NY 10036	Common Shares	5,050,954 shares(4)	7.92%	6.58%

QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, NY 10036	Common Shares	5,734,395 shares(5)	9.00%	7.47%

Capital Z Partners, Ltd. 54 Thompson Street New York, NY 10012	Class A Convertible Common Shares	4,405,238 shares(6)	100%	5.74	%(9)

	Series A Preferred Shares	3,168.533 shares(6)	100%	3.66	%(10)

				9.40	%(11)

RCGM L.L.C. 650 Madison Avenue, 26th Floor New York, NY 10022	Class B Convertible Common Shares	3,399,021 shares(7)	100%	4.43	%(9)

	Series B Preferred Shares	1,588.492 shares(7)	100%	1.83	%(10)

				6.26	%(12)

RER Reinsurance Holdings, L.P. 777 Main Street Suite 2250 Fort Worth, TX 76102	Class C Convertible Common Shares	1,009,046 shares(8)	96%	1.31	%(9)

	Series C Preferred Shares	1,013.930 shares(8)	96%	1.17	%(10)

				2.48	%(13)

(1)	Reflects the approximate percentage of voting rights of such shares on all matters submitted to an annual general meeting of shareholders other than the election of directors. Under our Bye-Laws, absent a Board waiver, no person is entitled to exercise voting power on a matter in excess of a maximum limitation of 9.9% of the votes conferred on all of our Shares entitled to vote on such matter, after taking into consideration all votes held directly, indirectly, beneficially or through attribution. The Board has determined to waive this requirement with respect to Capital Z (as defined below, and, including for such purpose, certain of their affiliates), but has enforced such requirement with respect to Brandes Investment (as defined below). Due to limitations on voting power discussed above, as of

April 13, 2007, the aggregate votes that may be cast represented at an annual general meeting on all matters submitted other than the election of directors is 76,748,233. The applicable percentage of voting rights for each group of shares is based on 63,743,257 Common Shares entitled to vote at an annual general meeting, plus 8,855,347 Common Shares issuable upon conversion of the Convertible Common Shares outstanding as of April 13, 2007, plus 5,153,546 Common Shares issuable upon conversion of 5,813.20 Preferred Shares as of April 13, 2007. The Convertible Common Shares and Preferred Shares are not entitled to vote on the election of Class I, Class II or Class III directors.

(2)	Based on a Schedule 13G/A jointly filed with the Commission on February 14, 2007 by a group comprised of Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey R. Busby (collectively, “Brandes Investment”). According to the Schedule 13G/A, Brandes Investment beneficially owns 8,601,992 Common Shares, representing 13.49% of the Common Shares outstanding, and has shared voting power with respect to 6,445,117 of those Common Shares and shared dispositive power with respect to all 8,601,992 of those Common Shares. Under our Bye-Laws, absent a Board waiver, no person is entitled to exercise voting power on a matter in excess of a maximum limitation of 9.9% of the votes conferred on all of our Shares entitled to vote on such matter, after taking into consideration all votes held directly, indirectly, beneficially or through attribution. Accordingly, Brandes Investment would only be permitted to exercise 7,598,075 votes at an annual general meeting with respect to matters other than the election of Class I, Class II or Class III directors and would only be permitted to exercise 5,895,163 votes with respect to the election of Class I, Class II or Class III directors.

(3)	Based on a Schedule 13G/A jointly filed with the Commission on February 13, 2007 by a group comprised of Eton Park Fund, L.P., Eton Park Master Fund, Ltd., Eton Park Associates, L.P., Eton Park Capital Management, L.P. and Eric M. Mindich (collectively, “Eton Park”). According to the Schedule 13G/A, Eton Park beneficially owns 7,226,645 Common Shares, representing 11.34% of the Common Shares outstanding. Eton Park would be permitted to exercise 7,226,645 votes at an annual general meeting with respect to matters other than the election of Class I, Class II or Class III directors but would only be permitted to exercise 5,895,163 votes with respect to the election of Class I, Class II or Class III directors.

(4)	Based on a Schedule 13G jointly filed with the Commission on February 15, 2007 by Morgan Stanley and its wholly-owned subsidiary, Morgan Stanley & Co. International Limited (collectively, “Morgan Stanley”). According to the Schedule 13G, Morgan Stanley beneficially owns 5,050,954 Common Shares, representing 7.92% of the Common Shares outstanding.

(5)	Based on a Schedule 13G/A jointly filed with the Commission on February 12, 2007 by a group comprised of QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC (collectively, “QVT”). According to the Schedule 13G/A, QVT Financial LP is the deemed beneficial owner of 5,734,395 Common Shares, which includes 4,893,849 Common Shares beneficially owned by QVT Fund LP and 840,546 Common Shares held in a separate discretionary account managed for Deutsche Bank AG. QVT

Financial LP, as investment manager, has the power to direct the vote and disposition of these shares. QVT Financial GP LLC, as the general partner of QVT Financial LP, may be deemed to beneficially own the 5,734,395 Common Shares beneficially owned by QVT Financial LP, and QVT Associates GP LLC, as general partner of QVT Fund LP, may be deemed to beneficially own the 4,893,849 Common Shares beneficially owned by QVT Fund LP.

(6)	Based on the Share Register of PXRE as of April 13, 2007 and on a Schedule 13D/A jointly filed with the Commission on October 17, 2005 by a group comprised of Capital Z Financial Services Fund II, L.P (“Capital Z Fund”), Capital Z Financial Services Private Fund II, L.P (“Capital Z Private Fund”), Capital Z Partners, L.P., Capital Z Partners, Ltd., Capital Z Management, LLC, Capital Z PXRE Holdings, LLC (“CapZ Holdings”), and Capital Z PXRE Holdings Private, LLC (“CapZ Holdings Private”) (collectively, “Capital Z”), Capital Z holds 3,168.533 Series A Preferred Shares, which includes 3,151.744 Series A Preferred Shares owned by Capital Z Fund and 16.789 Series A Preferred Shares owned by Capital Z Financial Services Private Fund II, L.P. Such Series A Preferred Shares are convertible into 2,808,983 Common Shares based on the December 31, 2006 conversion price of $11.28. According to the Schedule 13D/A, Capital Z also holds 4,405,238 Class A Convertible Common Shares, which includes 4,381,897 and 23,341 Class A Convertible Common Shares held by CapZ Holdings and CapZ Holdings Private, respectively. Capital Z Management, LLC holds 17,500 Common Shares granted as Restricted Shares. In addition, Capital Z holds 1,818,182 Common Shares as a result of the mandatory exchange of 20,000 Series D Perpetual Non-Voting Preferred Shares on November 18, 2005, and Capital Z Management, LLC holds options exercisable within 60 days to purchase 24,049 Common Shares that were granted to it under our Director Stock Plan as the designee of Bradley Cooper and Jonathan Kelly, members of our Board of Directors, and Susan Cabrera, a past member of our Board of Directors, all of whom had been appointed to the Board as Class IV directors by Capital Z. Under our Bye-Laws, absent a Board waiver, no person is entitled to exercise voting power on a matter in excess of a maximum limitation of 9.9% of the votes conferred on all of our Shares entitled to vote on such matter, after taking into consideration all votes held directly, indirectly, beneficially or through attribution. The Board has determined to waive this requirement with respect to Capital Z (including, for such purpose, certain of their affiliates).

(7)	Based on a Schedule 13D/A jointly filed with the Commission on November 23, 2005 by a group comprised of Reservoir Capital Partners, L.P. (“Reservoir Partners”), Reservoir Capital Master Fund, L.P. (“Reservoir Master Fund”), Reservoir Capital Master Fund II, L.P. (“Reservoir Master Fund II”), Reservoir Capital Investment Partners, L.P. (“Reservoir Investment”), RCGM, LLC (f/k/a Reservoir Capital Management, L.L.C.), Reservoir Capital Group, L.L.C., Reservoir Master Fund, L.P., Reservoir PCA Fund, L.P. and RMF GP, LLC (collectively, “Reservoir”), Reservoir beneficially owns 1,588.492 Series B Preferred Shares, which include 1,359.749 Series B Preferred Shares owned by Reservoir Partners and 228.743 Series B Preferred Shares owned by Reservoir Master Fund. The 1,588.492 Series B Preferred Shares held by Reservoir are convertible into 1,408,238 Common Shares based on the December 31, 2006 conversion price of $11.28. According to the Share Register of PXRE as of April 13, 2007 and Schedule 13D/A, Reservoir also beneficially owns 3,399,021 Class B Convertible Common Shares, which include 2,048,471, 278,187, 175,818, and 896,545 Class B Convertible Common Shares owned by Reservoir Partners, Reservoir Master Fund, Reservoir Master Fund II and Reservoir Investment, respectively. Reservoir also holds 160,350 Common Shares (of which 10,000 are Common Shares granted as Restricted Stock), and options exercisable within 60 days to purchase 14,524

Common Shares that were granted to it under our Director Stock Plan as a designee of Craig Huff, a member of our Board of Directors, who had been appointed as a Class IV director by Reservoir.

(8)	Based on a Schedule 13D filed with the Commission on December 19, 2005 by RER Reinsurance Holdings, L.P. (“RER”), RER beneficially owns 1,013.930 Series C Preferred Shares. Such Series C Preferred Shares are convertible into 898,874 Common Shares based on the December 31, 2006 conversion price of $11.28. According to the Schedule 13D, RER also beneficially owns 1,009,046 Class C Convertible Common Shares. Based on such filing, we believe that Richard Rainwater, as the sole general partner of RER, has the sole voting and dispositive power with respect to the 1,013.930 Series C Preferred Shares and 1,009,046 Class C Convertible Common Shares held by RER. RER also holds 5,001 Common Shares granted as Restricted Stock and options exercisable within 60 days to purchase 4,524 Common Shares that were automatically transferred to it upon the resignation as a director of PXRE of Robert Stavis, who had been appointed to the Board as a Class IV director by RER.

(9)	The Convertible Common Shares vote on an as-converted basis with the Common Shares. The conversion ratio for the Convertible Common Shares is 1-to-1.

(10)	The Preferred Shares vote on an as-converted basis with the Common Shares and Convertible Common Shares. The conversion ratio is based on the December 31, 2006 conversion price of $11.28.

(11)	Reflects the total approximate percentage of voting rights of Shares held by Capital Z on all matters submitted to an annual general meeting other than the election of directors, based on 5.74% of voting rights in respect of the Class A Convertible Common Shares held by Capital Z and 3.66% of voting rights in respect of the Series A Preferred Shares held by Capital Z.

(12)	Reflects the total approximate percentage of voting rights of Shares held by Reservoir on all matters submitted to an annual general meeting other than the election of directors, based on 4.43% of voting rights in respect of the Class B Convertible Common Shares held by Reservoir and 1.83% of voting rights in respect of the Series B Preferred Shares held by Reservoir.

(13)	Reflects the total approximate percentage of voting rights of Shares held by RER on all matters submitted to an annual general meeting other than the election of directors, based on 1.31% of voting rights in respect of the Class C Convertible Common Shares held by RER and 1.17% of voting rights in respect of the Series C Preferred Shares held by RER.
2006 Security Ownership of Management
          The following table sets forth certain information concerning beneficial ownership of our Shares as of April 13, 2007 (except as otherwise noted) by the current and former directors named in the Director Compensation for the Year Ended December 31, 2006 table under the heading “Director Compensation” under Item 11. “Executive Compensation” in this Amendment, the six current and former executive officers named in the 2006 Summary Compensation Table under the heading “Executive Compensation” under Item 11. “Executive Compensation” in this Amendment and all such directors and named executive officers as a group:

	Common Shares		Percent
	Beneficially		Beneficially
Directors and Named Executive Officers	Owned(1)		Owned
Gerald L. Radke	20,363	(2)	*
F. Sedgwick Browne	69,849	(2)	*
Bradley E. Cooper	6,000	(2)(3)	*
Craig A. Huff	9,436	(4)	*
Mural R. Josephson	17,024	(2)	*
Jonathan Kelly	0		*
Wendy Luscombe	44,258	(2)	*
Philip R. McLoughlin	58,506	(2)	*
Robert Fiondella (as of his retirement date 2/21/06)	89,637	(2)(6)	*
Robert Stavis	13,945	(7)	*
Jeffrey Radke	588,954	(5)	*
Bruce J. Byrnes	86,772	(5)	*
Robert P. Myron	21,862	(5)	*
John Daly (as of his termination date 9/1/06)	47,062	(6)	*
Guy Hengesbaugh (as of his termination date 7/17/06)	53,103	(6)	*
John Modin (as of his termination date 1/6/06)	57,418	(6)	*

All current and such former directors and executive officers as a group (16 persons)	1,184,189	(8)	1.86%

*	Beneficially owns less than 1% of the Common Shares outstanding.

(1)	The number of Common Shares set forth opposite the name of each of Messrs. Browne, Cooper, Huff, and Kelly and Ms. Luscombe does not include the 2,000 shares granted to each such director under the PXRE Non-Employee Director Deferred Stock Plan (described under the heading “Director Compensation – Other Compensation” under Item 11. “Executive Compensation” in this Amendment) at the time such director joined the Board, as to which shares such directors held neither voting nor investment power as of April 13, 2007.

(2)	Includes, with respect to each of the following individuals, options exercisable within 60 days to purchase the indicated number of Common Shares: Mr. G. Radke, 4,524 shares; Mr. Browne, 43,706 shares; Mr. Cooper, 5,000 shares; Mr. Josephson, 9,524 shares; Ms. Luscombe, 30,108 shares; Mr. McLoughlin, 44,339 shares and Mr. Fiondella, 75,137 shares. Also, includes for Mr. Browne, 3,028 Common Shares owned by his wife, as to which Mr. Browne disclaims beneficial ownership.

(3)	Capital Z has reported shared dispositive and voting power with respect to the Common Shares, Class A Common Convertible Shares and Series A Preferred Shares held by Capital Z as described in Note 6 to the table under “2006 Security Ownership of Certain Beneficial Owners” above. Mr. Cooper may be deemed to beneficially own such shares by virtue of his position as a member of the Investment Committee of Capital Z Partners, although Mr. Cooper disclaims beneficial ownership as to all such shares.

(4)	Mr. Huff is President of RCGM, LLC (f/k/a Reservoir Capital Management LLC). Based on the Share Register of PXRE as of April 13, 2007 and on a Schedule 13D/A filed with the Commission on November 23, 2005, RGMC, LLC reports shared dispositive and voting power with respect to the 2,048,471, 278,187, 175,818 and 896,545 Class B Convertible Common Shares held by Reservoir Partners, Reservoir Master Fund, Reservoir Master Fund

II and Reservoir Investment, respectively, 160,350 Common Shares (of which 10,000 are Common Shares granted as Restricted Shares), and options exercisable within 60 days to purchase 14,524 Common Shares held by Reservoir and 1,588.492 Series B Preferred Shares held by Reservoir Partners and Reservoir Master Fund. See Note 7 to the table under “2006 Security Ownership of Certain Beneficial Owners” above. Mr. Huff may be deemed to beneficially own such Convertible Common Shares, Common Shares and Preferred Shares by virtue of his position as President of RGMC, LLC, although Mr. Huff disclaims beneficial ownership as to all of the Reservoir Shares. Also includes 1,000 Restricted Shares and options granted to Mr. Huff that are exercisable within 60 days to purchase 8,436 Common Shares.

(5)	Includes, with respect to each of the following individuals, options exercisable within 60 days to purchase the indicated number of Common Shares: Mr. J. Radke, 287,882 shares; Mr. Byrnes, 42,258 shares and Mr. Myron, 6,476 shares.

(6)	As of their respective retirement or resignation dates.

(7)	Includes 42.246 Series C Preferred Shares, which are ultimately convertible into 37,452 Common Shares, based on the December 31, 2006 conversion price of 11.28. Mr. Stavis resigned as a Class IV director on December 6, 2006.

(8)	Includes options exercisable within 60 days to purchase 560,613 Common Shares.

Item 13. Certain Relationships and Related Transactions and Director Independence
Transactions with Related Persons.
Bermuda Housing
     Prior to February 29, 2000, PXRE’s chief executive officer Jeffrey L. Radke held a second mortgage on a home in Bermuda that he leases as his residence. The second mortgage secured the repayment of a loan made by Mr. Radke to a charitable trust in the amount of $588,000, which was used by the charitable trust to purchase the home. The loan, which becomes due in 2019, bears interest at a rate that is dependent upon the sale price of the home at the end of the loan term. On February 29, 2000, Mr. Radke assigned the second mortgage to PXRE in exchange for a payment of $500,000 by PXRE to Mr. Radke. Mr. Radke retains an interest in the second mortgage represented by $88,000 of the original $588,000 principal amount of the loan, and thus, upon PXRE’s receipt of the repayment of the loan plus interest by the charitable trust when due in 2019, Mr. Radke will be entitled to receive approximately 15% of any such repayment.
Review, Approval or Ratification of Transactions with Related Persons
     The Company’s Code of Business Conduct and Ethics for Directors, Officers, and Employees (the “Code of Ethics”), adopted in February 2004, sets forth, among other things, the Company’s policies and procedures for the review, approval or ratification of transactions with related persons. A copy of the Code of Ethics is available on our website – http://www.pxre.com.
     Under the terms of the Code of Ethics, employees of the Company must promptly report his or her outside associations and personal business, financial and other relationships and activities that may involve a conflict or appearance of a conflict between such employee and the Company to the Company’s compliance officer designated under the Code of Ethics (the “Compliance Officer”). Any such association, interest or business relationship will be permitted only after it is first reported, reviewed and addressed in the manner set forth in the Code of Ethics. In addition, each employee must sign annually a statement reflecting his or her continuing awareness and understanding of the Code of Ethics, and reporting either the absence of potential conflicts or possible areas of concern.
     While all relevant factors must be considered on a case by case basis, an employee may have a conflict of interest if he or she, a member of his or her immediate family, or his or her business partner owns or has a substantial direct or indirect interest in, or incurs an indebtedness to, a firm with which the Company has or is seeking to have a business relationship or with which the Company competes or is seeking to compete. Conflicts may also arise when an employee, a member of his or her immediate family, or his or her business partner holds a position as director, officer, employee or partner of, or consultant, broker, finder or intermediary for, a firm with which the Company has or is seeking to have a business relationship or with which the Company competes or is seeking to compete.

     The Compliance Officer will review the disclosure about conflicts of interest and potential conflicts of interest and determine the appropriate manner by which the Company’s approval, or disapproval, would be provided. Employees must cooperate fully in the review process by providing all necessary information.
     Actual or potential conflicts may be resolved in the following ways among others:
•	In the case of an offer of a gift from persons or entities with which the Company has or is seeking to have a business relationship or with which the Company competes or is seeking to compete, the appropriate resolution may be acceptance, rejection or transfer of the proffered gift to another individual.

•	Where the nature of the conflict is such that the person involved is not able to disclose the details thereof without breaching other confidences, such person may, upon notice to the Compliance Officer, remove him or herself from all meetings, discussions and actions at which the matter is considered.

•	Where the details of the conflict can be disclosed, the Compliance Officer may determine the proper action either alone or in consultation with the President of the Company or the Chairman of the Audit Committee or the Board of Directors.

•	An employee may appeal the determination by the Compliance Officer of a conflict of interest to the Audit Committee.

•	Any interest, relationship or participation in a transaction that is fully disclosed in writing to, and is approved in writing by, the Compliance Officer or other appropriate persons shall be deemed not to involve a conflict of interest.

•	When it is concluded that a conflict actually or potentially exists, the Compliance Officer, the Audit Committee or the Board of Directors may suspend the individual from all or some of the individual’s duties with the Company for such period of time and/or as to such matters as such appropriate persons consider to be appropriate, or request the resignation of the individual from his or her position with the Company.

•	In the event that the actual or potential conflict involves an association, the Company may disqualify the association from further business dealings with PXRE.

•	In the event that the reported conflict of interest involves a director of the Company, such director may be required to recuse himself or herself from discussions and any decision by the Board of Directors on a matter.
     Requests for a waiver of a provision of the Code of Ethics must be submitted in writing to the Compliance Officer for appropriate review. An executive officer, director or appropriate committee of the Board of Directors will decide the outcome. For conduct involving an executive officer or Board member, only the independent members of the Board of Directors or the Audit Committee of the Board has the authority to waive a provision of the Code of Ethics.

The Audit Committee must review and approve any transaction in which an executive officer or director has a personal interest that could appear to conflict with that of the Company before it is consummated. In the event of an approved waiver involving the conduct of an executive officer or Board member, appropriate disclosure must be made to the Company’s shareholders as and to the extent required by any Commission rule or listing standard.
Director Independence.
     The Board has determined that each of Messrs. Browne, Josephson and McLoughlin and Ms. Luscombe satisfies the categorical independence standards set forth in our Corporate Governance Guidelines and is “independent” within the meaning of the applicable rules of the NYSE. Our Corporate Governance Guidelines are available on our website at http://www.pxre.com.
     Each of Messrs. Cooper, Huff, and Kelly has been, and Mr. Stavis was (the “Class IV Directors”), designated by persons who own varying significant amounts of our Preferred Shares and Convertible Common Shares. The Board has evaluated this fact and the relationship of the Class IV Directors with management, and determined that each of the Class IV Directors is independent under the categorical independence standards set forth in our Corporate Governance Guidelines and also within the meaning of the applicable rules of the NYSE.
     The Board has determined that Mr. Gerald Radke and Mr. Jeffrey Radke are not independent from management as defined by the listing standards of the NYSE.
     The Board has further determined that each of the directors serving on the Audit Committee (Messrs. Josephson and McLoughlin and Ms. Luscombe and, through his retirement from the Board on February 21, 2006, Mr. Fiondella) satisfies the categorical independence standards set forth in our Corporate Governance Guidelines and our Audit Committee Charter and is “independent” within the meaning of the applicable rules of the NYSE and the Commission.
     The Board has further determined that each of the directors serving on the Human Resources Committee (Messrs. Huff, Kelly and McLoughlin and, through his retirement from the Board on February 21, 2006, Mr. Fiondella) satisfies the categorical independence standards set forth in our Corporate Governance Guidelines and our Human Resource Committee Charter and is “independent” within the meaning of the applicable rules of the NYSE and the Commission.
     The Board has further determined that each of the directors serving on the Nominating/Corporate Governance Committee (Messrs. Browne, Josephson, Kelly and, through his retirement from the Board on February 21, 2006, Mr. Fiondella, and, through his resignation from the Board on December 6, 2006, Mr. Stavis) satisfies the categorical independence standards set forth in our Corporate Governance Guidelines and our Nominating/Corporate Governance Committee Charter and are “independent” within the meaning of the applicable rules of the NYSE and the Commission.

Item 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed to the Company and its subsidiaries by KPMG, our independent auditors, for each of the fiscal years ended December 31, 2006 and 2005:

Category	December 31, 2006	December 31, 2005
Audit Fees(1)	$983,713	$1,207,422
Audit-Related Fees(2)	21,000	215,000
Tax Fees(3)	0	64,020
All Other Fees(4)	2,400	2,400

Total	$1,007,113	$1,488,842

(1)	The aggregate audit fees billed by KPMG in 2006 and 2005 were for professional services rendered for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-Q Quarterly Reports, including services related thereto such as fees for statutory audits required by insurance regulatory authorities and audit requirements for Capital Trust I.

(2)	Audit-Related fees billed related to an SEC comfort letter and examiner workpaper review in 2006, and an S-3 filing and comfort letter in 2005.

(3)	There were no Tax Fees billed in 2006. In 2005, services comprising Tax Fees related to tax compliance and expatriate tax services (including tax advice and tax planning).

(4)	Services comprising All Other Fees in 2006 and 2005 related to the purchase of online accounting research software.
Pre-approval Policies and Procedures.
     Either the Audit Committee or the Chairman of the Audit Committee pre-approves all audit and permitted non-audit services performed by our independent auditor. If the Chairman of the Audit Committee pre-approves any services to be performed by our independent auditor, he reports the pre-approval to the full Audit Committee at its next scheduled meeting.
     Applicable Commission rules and regulations permit waiver of the pre-approval requirements for services other than audit, review or attest services if certain conditions are met. None of the services characterized above as Audit-Related Fees, Tax Fees and All Other Fees were billed pursuant to these provisions in fiscal 2006 or 2005 without pre-approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents in (a)(1) and (a)(2) are included in the Form 10-K:
     (1) Financial Statements.

PXRE Group Ltd.:

Management’s Report on Internal Control Over Financial Reporting

Independent Registered Public Accounting Firm’s Reports

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

     (2) Financial Statements Schedules.

Schedule I – Summary of Investments (The information required by this Schedule is presented in the financial statements and the notes thereto included in the Form 10-K.)

Schedule II – Condensed Financial Information of Registrant

Schedule III – Supplementary Insurance Information

Schedule IV – Reinsurance (The information required by this Schedule is presented in the financial statements and the notes thereto included in the Form 10-K.)

Schedule V – Valuation and Qualifying Accounts and Reserves

Schedule VI – Supplementary Information Concerning Property/Casualty Insurance Operations

Consent of Independent Registered Public Accounting Firm

All other financial statement schedules have been omitted as inapplicable.
     (3) Exhibits.
     A list of exhibits required to be filed as a part of this report is set forth in the Exhibit Index of this Amendment, which immediately precedes such exhibits, and is incorporated herein by reference.
(b)	Exhibits

See Item 15(a)(3) above.

(d)	Financial Statements

See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PXRE Group Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PXRE GROUP LTD.

By:	/s/ Jeffrey L. Radke Jeffrey L. Radke
Its President and Chief Executive Officer

Date:	April 20, 2007

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

4.16	Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust V, dated as of October 29, 2003, among PXRE Group Ltd., as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders, from time to time, of undivided beneficial interests in the assets of PXRE Capital Statutory Trust V (Exhibit 4.23 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Series D, due 2033, dated as of October 29, 2003, among PXRE Group Ltd. as Issuer, and U.S. Bank National Association, as Trustee (Exhibit 4.24 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Guarantee Agreement, dated as of October 29, 2003, executed and delivered by PXRE Group Ltd., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust V (Exhibit 4.25 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Amended and Restated Trust Agreement of PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Depositor, the Administrators thereof, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the several Holders as defined therein (Exhibit 4.28 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20	Junior Subordinated Indenture, dated as of November 6, 2003, among PXRE Group Ltd. and JPMorgan Chase Bank, as Trustee (Exhibit 4.29 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.21	Guarantee Agreement for PXRE Capital Trust VI, dated as of November 6, 2003, among PXRE Group Ltd., as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee (Exhibit 4.30 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.22	Agreement, dated as of March 31, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares and Series C Convertible Preferred Shares (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.23	Agreement, dated as of June 20, 2005, between PXRE Group Ltd. and the holders of the Series A Convertible Voting Preferred Shares, Series B Convertible Preferred Shares, Series C Convertible Preferred Shares, Class A Convertible Voting Common Shares, Class B Convertible Voting Common Shares and Class C Convertible Voting

Common (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.1	Commutation Agreement, effective January 1, 2005, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (Exhibit 10.11 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2	Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 10.25 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.3	Annex IV to Aggregate Excess of Loss Agreement effective January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2002).

10.4	Annex V to Aggregate Excess of Loss Agreement effective September 12, 2005 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company.(Exhibit 10.4 to the Annual Report on Form 10-K of PXRE Group Ltd. For the fiscal year ended December 31, 2005)

10.5	Aggregate Excess of Loss Agreement, effective as of September 13, 2005 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. .(Exhibit 10.5 to the Annual Report on Form 10-K of PXRE Group Ltd. For the fiscal year ended December 31, 2005)

10.6	Excess of Loss Agreement effective January 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company.(Exhibit 10.6 to the Annual Report on Form 10-K of PXRE Group Ltd. For the fiscal year ended December 31, 2005)

10.7	Excess of Loss Agreement effective April 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (Exhibit 99.1 of PXRE Group Ltd’s Current Report on Form 8-K dated May 11, 2006).

10.8	Deed Poll Guarantee of PXRE Group Ltd. in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (Exhibit 10.3a to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1993); Addendum No. 2, dated November 10, 1994, to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Addendum No. 3, dated as of December 11, 1996 to the PXRE

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

10.10	Investment Advisory Services Agreement between PXRE Reinsurance Ltd. and Mariner Investment Group, Inc., dated October 1, 1999 (Exhibit 10.10 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.11	Investment Advisory Services Agreement, dated March 14, 2000, between PXRE Corporation and Mariner Investment Group, Inc., (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999).

10.12	NEAM Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Reinsurance Company; Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Group Ltd.; Investment Management Agreement, dated April 8, 2002 between General Re-New England Asset Management, Inc. and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.13	PXRE Group Ltd. Employee Stock Purchase Plan as amended and restated February 13, 2002 (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual General Meeting of Shareholders). (M)

10.14	Amended and Restated Executive Severance Plan for Certain Executives of PXRE Group Ltd. dated May 5, 2004. (Exhibit 10.24 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004). (M)

10.15	1988 Stock Option Plan as amended (Exhibit A to the first Prospectus forming part of PXRE Corporation’s Form S-8 and S-3 Registration Statement dated June 21, 1990). (M)

10.16	Restated Employee Annual Incentive Bonus Plan, as amended and restated (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.17	1992 Officer Incentive Plan as amended (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

10.18	2002 Officer Incentive Plan as amended (Appendix A to PXRE Group Ltd.’s Proxy Statement for the 2002 Annual Meeting of Shareholders). (M)

10.19	Director Stock Plan (Appendix C to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual General Meeting of Shareholders). (M)

10.20	Director Equity and Deferred Compensation Plan (Appendix E to PXRE Group Ltd.’s Proxy Statement for the 2000 Annual General Meeting of Shareholders). (M)

10.21	Non-Employee Director Deferred Stock Plan (Exhibit 10.17 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000). (M)

10.22	2004 Incentive Bonus Compensation Plan (Appendix B to PXRE Group Ltd.’s Proxy Statement for the 2004 Annual Meeting of Shareholders). (M)

10.23	Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.26 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 1999); Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation (Exhibit 10.23 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2000); and Sublease dated February 16, 2005 between PXRE Corporation and The Lincoln National Life Insurance Company (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2005).

10.24	Lease, dated February 23, 2005, between Barr’s Bay Properties Limited and PXRE Reinsurance Ltd. (Exhibit 10.34 to PXRE Group Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25	Lloyd’s Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.26	Lloyd’s Security and Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997, between PXRE Limited and Lloyd’s of London (Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.27	Consulting Services Agreement, dated as of May 28, 2003 by and among PXRE Group Ltd., and Gerald L. Radke (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated June 4, 2003). (M)

10.28	Employment Agreement, dated August 27, 2004, by and between PXRE Group Ltd. and John M. Modin, Executive Vice President & Chief Financial Officer of PXRE

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

Group Ltd. (Exhibit 99.2 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

10.29	Employment Agreement, dated August 27, 2004, by and between PXRE Reinsurance Company and Bruce J. Byrnes, General Counsel & Secretary of PXRE Reinsurance Company (Exhibit 99.3 to PXRE Group Ltd.’s Current Report on Form 8-K dated August 31, 2004). (M)

10.30	Employment Agreement, dated September 1, 2004, by and between PXRE Reinsurance Ltd. and John T. Daly, Executive Vice President of PXRE Reinsurance Ltd. (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K dated September 2, 2004). (M)

10.31	Employment Agreement, dated June 23, 2005, by and between PXRE Group Ltd. and Jeffrey L. Radke (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). (M)

10.32	Employment Agreement, dated December 27, 2005, by and between PXRE Group Ltd. and Robert P. Myron (Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated December 27, 2005). (M)

10.33	Employment Agreement, dated January 16, 2006, by and between PXRE Group Ltd. and Guy D. Hengesbaugh (Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 16, 2006). (M)

10.34	Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 10.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.35	Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower (Exhibit 10.2 to PXRE Group Ltd.’s Current Report on Form 8-K filed June 25, 2004).

10.36	Global Amendment Agreement to the Letter of Credit Facility Agreement, dated January 28, 2005, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (Exhibit 99.1 to PXRE Group Ltd.’s Current Report on Form 8-K filed January 28, 2005).

10.37	Amendment Agreement dated December 31, 2005 between PXRE Reinsurance Ltd and Barclays Bank PLC increasing Letter of Credit capacity to $250 million (Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 9, 2006).

10.38	Letter of Credit Facility Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (Exhibit 10.1 to PXRE

(M) Indicates a management contract or compensation plan or arrangement in which the directors and/or executive or PXRE participate.

Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.39	Insurance Letters of Credit – Master Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (Exhibit 10.2 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.40	Pledge Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd (Exhibit 10.3 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.41	Additional Agreement dated January 19, 2006 between PXRE Reinsurance Ltd and Citibank Ireland Financial Services PLC adding a second Letter of Credit facility of $200 million (Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated January 19, 2006).

10.42	Underwriting Agreement, dated October 3, 2005, between PXRE Group Ltd. and Credit Suisse First Boston LLC, as the underwriter (Exhibit 10.5 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.43	Share Purchase Agreement, dated September 30, 2005, by and among PXRE Group Ltd. and the investors named on the signature pages thereto (including exhibits B and C thereto) Ltd (Exhibit 10.4 to PXRE Group Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.44	Reinsurance Agreement, dated October 8, 2005, by and between PXRE Group Ltd. as cedent and Atlantic and Western Re Limited, as reinsurer (Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated November 8, 2005).

10.45	Stop Loss Reinsurance Agreement between PXRE Reinsurance Limited, Lloyd’s Syndicate 1224 and Omni Whittington Capital Management Limited (Exhibit 99.2 of PXRE Group Ltd.’s Current Report on Form 8-K dated November 29, 2005).

10.46	Reinsurance Agreement, dated December 21, 2005, by and between PXRE Group Ltd. as cedent and Atlantic and Western Re II Limited, as reinsurer (Exhibit 99.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated December 21, 2005).

10.47	PXRE Group Ltd. Code of Business Conduct and Ethics for Directors, Officers and Employees, February 10, 2004 (Exhibit 10.46 to the Annual Report on Form 10-K of PXRE Group Ltd. for the Fiscal year ended December 31, 2005).

10.48	Employment Agreement dated April 4, 2006 by and between PXRE Reinsurance Company and Bruce J Byrnes (Exhibit 10.48 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2006).(M)

*	Filed Herewith

10.49	Third Amendment dated December 29, 2006 by and between PXRE Reinsurance Ltd and Barclays Bank PLC (Exhibit 10.49 to the Annual Report on Form 10-K of PXRE Group Ltd. for the fiscal year ended December 31, 2006).

10.50	Agreement and Plan of Merger, dated March 14, 2007, between PXRE Group Ltd., PXMS Inc. and Argonaut Group, Inc. (Exhibit 2.1 of PXRE Group Ltd’s Current Report on Form 8-K dated March 16, 2007)

10.51	Voting and Conversion Agreement dated March 14, 2007, between PXRE Group Ltd., Argonaut Group, Inc. and the Stockholders named therein (Exhibit 4.1 of PXRE Group Ltd.’s Current Report on Form 8-K dated March 16, 2007).

11	Statement setting forth computation of earnings per share. The information required by this Exhibit is presented in the financial statements and the notes thereto included in the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006.

12	Statement setting forth computation of ratios. (Exhibit 12 to the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006).

21	List of Subsidiaries. (Exhibit 21 to the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006).

23	Consents of Experts and Counsel. The consent of KPMG LLP, independent registered public accounting firm to PXRE, is included as part of Item 15(a)(2) of the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006.

24	Power of Attorney. Copies of the powers of attorney executed by each of Gerald L. Radke, F. Sedgwick Browne, Bradley E. Cooper, Craig A. Huff, Mural R. Josephson, Jonathon Kelly, Wendy Luscombe, and Philip R. McLoughlin (Exhibit 24 to the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006).

31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006).

31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 to the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006).

31.3	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 to the Annual Report on Form 10-K of PXRE Group Ltd. for fiscal year ended December 31, 2006).

*	Filed Herewith