Form 10-Q
period 2007-03-31
PXRE GROUP LTD
filed 2007-05-09
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2007, 72,598,604 common shares and convertible common shares, $1.00 par value per share, of the Registrant were outstanding.

PXRE GROUP LTD.

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		March 31,	December 31,
		2007	2006
		(Unaudited)

Assets	Investments:
	Fixed maturities, at fair value:
	Available-for-sale (amortized cost $484,908 and $502,307, respectively)	$486,601	$502,254
	Trading (cost $14,794 and $14,794, respectively)	15,540	15,497
	Short-term investments, at fair value	570,230	671,197
	Hedge funds, at fair value (cost $4,630 and $11,583, respectively)	5,579	12,766
	Other invested assets, at fair value (cost $1,335 and $1,717, respectively)	2,112	2,427

	Total investments	1,080,062	1,204,141
	Cash	9,490	12,251
	Accrued investment income	4,188	3,830
	Premiums receivable, net	64,569	93,325
	Other receivables	6,720	7,321
	Reinsurance recoverable on paid losses	3,678	3,324
	Reinsurance recoverable on unpaid losses	34,168	35,327
	Ceded unearned premiums	11,251	—
	Deferred acquisition costs	—	8
	Other assets	39,196	41,816

	Total assets	$1,253,322	$1,401,343

Liabilities	Losses and loss expenses	$469,982	$603,241
	Unearned premiums	20	113
	Subordinated debt	167,091	167,089
	Reinsurance balances payable	33,973	34,649
	Deposit liabilities	53,463	54,425
	Income tax payable	507	597
	Other liabilities	37,989	44,462

	Total liabilities	763,025	904,576

Shareholders’	Serial convertible preferred shares, $1.00 par value, $10,000 stated
Equity	value — 30 million shares authorized, 0.01 million and 0.01 million shares issued and outstanding, respectively	58,132	58,132
	Common shares, $1.00 par value — 350 million shares authorized, 72.6 million and 72.4 million shares issued and outstanding, respectively	72,588	72,351
	Additional paid-in capital	873,929	873,142
	Accumulated other comprehensive income (loss)	1,413	(100)
	Accumulated deficit	(512,071)	(503,711)
	Restricted shares at cost (0.5 million and 0.4 million shares, respectively)	(3,694)	(3,047)

	Total shareholders’ equity	490,297	496,767

	Total liabilities and shareholders’ equity	$1,253,322	$1,401,343

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Operations and Comprehensive Operations
Group Ltd.	(Dollars in thousands, except per share amounts)

		Three Months Ended
		March 31,
		2007	2006
		(Unaudited)

Revenues	Net premiums earned	$(5,194)	$77,087
	Net investment income	13,680	17,912
	Net realized investment losses	(2,272)	(4,659)
	Fee income	63	191

		6,277	90,531

Losses and	Losses and loss expenses incurred	(3,182)	17,800
Expenses	Commission and brokerage	(393)	11,895
	Other reinsurance related expense	1,773	3,721
	Operating expenses	11,841	10,965
	Foreign exchange (gains) losses	(178)	927
	Interest expense	3,612	3,611

		13,473	48,919

	(Loss) income before income taxes and convertible preferred share dividends	(7,196)	41,612
	Income tax provision	1	—

	Net (loss) income before convertible preferred share dividends	$(7,197)	$41,612

	Convertible preferred share dividends	1,163	1,163

	Net (loss) income to common shareholders	$(8,360)	$40,449

Comprehensive	Net (loss) income before convertible preferred share dividends	$(7,197)	$41,612
Operations, Net	Net change in unrealized depreciation on investments	(759)	(7,628)
of Tax	Reclassification adjustments for losses included in net (loss) income	2,272	4,659
	Minimum additional pension liability	—	123

	Comprehensive (loss) income	$(5,684)	$38,766

Per Share	Basic:
	(Loss) income before convertible preferred share dividends	$(0.10)	$0.58
	Net (loss) income to common shareholders	$(0.12)	$0.56

	Average shares outstanding (000’s)	72,049	71,889

	Diluted:
	Net (loss) income	$(0.12)	$0.54

	Average shares outstanding (000’s)	72,049	76,975

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

		Three Months Ended
		March 31,
		2007	2006
		(Unaudited)

Convertible Preferred Shares	Balance at beginning and end of period	$58,132	$58,132

Common	Balance at beginning of period	$72,351	$72,281
Shares	Issuance of common shares, net	237	129

	Balance at end of period	$72,588	$72,410

Additional	Balance at beginning of period	$873,142	$875,224
Paid-in Capital	Issuance of common shares, net	787	4

	Balance at end of period	$873,929	$875,228

Accumulated	Balance at beginning of period	$(100)	$(5,468)
Other	Change in unrealized gains (losses) on investments	1,513	(2,969)
Comprehensive	Change in minimum additional pension liability	—	123

Operations	Balance at end of period	$1,413	$(8,314)

(Accumulated	Balance at beginning of period	$(503,711)	$(527,349)
Deficit)	Net (loss) income before convertible preferred share dividends	(7,197)	41,612
	Dividends to convertible preferred shareholders	(1,163)	(1,163)

	Balance at end of period	$(512,071)	$(486,900)

Restricted	Balance at beginning of period	$(3,047)	$(7,502)
Shares	Issuance of restricted shares, net	(1,029)	(140)
	Amortization of restricted shares	382	796

	Balance at end of period	$(3,694)	$(6,846)

Total	Balance at beginning of period	$496,767	$465,318
Shareholders’	Issuance of common shares, net	1,024	133
Equity	Restricted shares, net	(647)	656
	Unrealized appreciation (depreciation) on investments	1,513	(2,969)
	Minimum additional pension liability	—	123
	Net (loss) income before convertible preferred share dividends	(7,197)	41,612
	Dividends to convertible preferred shareholders	(1,163)	(1,163)

	Balance at end of period	$490,297	$503,710

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Three Months Ended
		March 31,
		2007	2006
		(Unaudited)

Cash Flows	Premiums collected, net of reinsurance	$11,542	$142,658
from Operating	Losses and loss adjustment expenses paid, net of reinsurance	(129,272)	(263,321)
Activities	Commission and brokerage received (paid), net of fee income	288	(8,995)
	Operating expenses paid	(12,260)	(13,141)
	Net investment income received	12,116	17,928
	Interest paid	(5,794)	(5,794)
	Income taxes (paid) recovered	(91)	214
	Trading portfolio purchased	—	(49,539)
	Trading portfolio disposed	—	40,121
	Deposit liabilities paid	(962)	(3,537)
	Other	(3,009)	(2,881)

	Net cash used by operating activities	(127,442)	(146,287)

Cash Flows	Fixed maturities available for sale purchased	(149)	(66,991)
from Investing	Fixed maturities available for sale disposed or matured	15,833	569,533
Activities	Hedge funds purchased	—	(4,000)
	Hedge funds disposed	7,280	13,116
	Other invested assets disposed	756	573
	Net change in short-term investments	100,967	(362,038)

	Net cash provided by investing activities	124,687	150,193

Cash Flows	Proceeds from issuance of common shares	93	257
from Financing	Cash dividends paid to preferred shareholders	—	(1,163)
Activities	Cost of shares repurchased	(99)	(263)

	Net cash used by financing activities	(6)	(1,169)

	Net change in cash	(2,761)	2,737
	Cash, beginning of period	12,251	14,504

	Cash, end of period	$9,490	$17,241

	Reconciliation of net (loss) income to net cash used by operating activities:
	Net (loss) income before convertible preferred share dividends	$(7,197)	$41,612
	Adjustments to reconcile net (loss) income to net cash used by operating activities:
	Losses and loss expenses	(133,259)	(310,086)
	Unearned premiums	(11,344)	1,807
	Deferred acquisition costs	8	(4,719)
	Receivables	29,357	77,259
	Reinsurance balances payable	(676)	(5,551)
	Reinsurance recoverable	805	29,414
	Income taxes	(90)	214
	Equity in earnings of limited partnerships	(534)	(5,872)
	Trading portfolio purchased	—	(49,539)
	Trading portfolio disposed	—	40,121
	Deposit liability	(962)	(3,537)
	Receivable on commutation	—	35,154
	Other	(3,550)	7,436

	Net cash used by operating activities	$(127,442)	$(146,287)

The accompanying notes are an integral part of these statements.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
1.	Organization
     PXRE Group Ltd. (the “Company” or collectively with its subsidiaries, “PXRE”) is an insurance holding company organized in Bermuda. PXRE has historically provided reinsurance products and services to a worldwide marketplace through its subsidiary operations located in Bermuda, Europe and the United States. PXRE’s primary focus has historically been to provide property catastrophe reinsurance and retrocessional coverage. PXRE also provided marine, aviation and aerospace products and services. In February 2006, the Company’s counterparty credit and financial strength ratings were downgraded by three rating agencies, after which the Company withdrew such ratings. Subsequent to the Company’s ratings downgrades and through to March 31, 2007, PXRE did not renew any of its reinsurance contracts that expired or were cancelled, nor did PXRE write any new reinsurance contracts and therefore exposures decreased as compared to the prior period. As of January 1, 2007, virtually all of PXRE’s in-force assumed reinsurance contracts had expired and PXRE had no remaining material exposure to future catastrophe events.
     On March 14, 2007, the Board of Directors concluded its strategic alternatives evaluation process and announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argonaut Group, Inc. (“Argonaut”). Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors of both companies, Argonaut stockholders will receive, subject to certain adjustments, 6.4672 shares of PXRE common stock in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common stock will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common stock and convertible voting preferred shares.
     Completion of the merger, which is expected to occur in the third quarter of 2007, is subject to various conditions, including (1) receipt of approvals of the holders of PXRE and Argonaut common stock, (2) receipt of regulatory approvals, (3) effectiveness of the Form S-4 registration statement relating to the PXRE common stock to be issued in the merger, and (4) listing of the PXRE common stock on the NASDAQ Global Market (“NASDAQ”).
     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based subsidiary, Peleus Reinsurance Ltd. (“Peleus Re”). Peleus Re has been rated “A-” by A.M. Best & Company (“A.M. Best”) and has commenced operations. Peleus Re will focus on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to provide reinsurance of casualty risks. Following the merger, Peleus Re will provide quota share reinsurance to Argonaut for its property and casualty risks. Peleus Re was initially capitalized during the first quarter of 2007 with $213 million contributed from the existing surplus of PXRE Bermuda. PXRE Bermuda and PXRE Reinsurance will be placed into an orderly runoff, but will provide intercompany reinsurance support to Peleus Re.
     All information included in the interim consolidated financial statements and related notes, reflects only the results of PXRE and does not reflect any impact of the proposed merger.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
2.	Significant Accounting Policies
     Basis of Presentation and Consolidation
     The interim consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including Peleus Re, PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), and Mid-Atlantic Risk Systems (“MARS”). All intercompany transactions have been eliminated in preparing these interim consolidated financial statements.
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
     The interim consolidated financial statements are unaudited. In the opinion of management, such interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the 2006 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates and the seasonal nature of the reinsurance business necessitate caution in drawing specific conclusions from interim results.
     New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The relevant company is to determine whether it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. Upon adoption and during the first quarter of 2007, FIN 48 had no material effect on the Company’s interim consolidated financial statements and as of March 31, 2007, there were no material reserves for uncertain tax positions recorded in the Company's interim consolidated financial statements. The Company’s accounting policy for reserves for uncertain tax positions recorded and related interest and penalties is to record these items as income tax expense in the Consolidated Statements of Operations. The Internal Revenue Service in their normal course of performing examinations, is currently conducting an examination of the 2002 and later tax years. The examination remains open as of March 31, 2007.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating what impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.
3.	Underwriting
     Premiums written and earned for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended		%
	March 31,		Increase
($000’s)	2007	2006	(Decrease)

Premiums written
Gross premiums written	$(2,079)	$121,385
Ceded premiums written	(14,459)	(42,492)

Net premiums written	$(16,538)	$78,893	(121)

Premiums earned
Gross premiums earned	$(1,986)	$95,644
Ceded premiums earned	(3,208)	(18,557)

Net premiums earned	$(5,194)	$77,087	(107)

     PXRE did not underwrite any new reinsurance contracts during the first quarter of 2007 which decreased both gross premiums written and gross premiums earned during the three months ended March 31, 2007 as compared to the prior year comparable period. The negative gross premiums written and gross premiums earned in the first quarter of 2007 are primarily due to adjustments of prior-year reinstatement premiums.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
     PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. In the three months ended March 31, 2007, PXRE did not purchase any new retrocessional coverage. In 2007 and 2006, PXRE had reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In 2007 and 2006, PXRE also had clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE also sponsored two catastrophe bond transactions that supported two collateralized facilities which provide the Company with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. One of those two collateralized facilities was determined to be a derivative and is therefore recorded at fair value on PXRE’s Interim Consolidated Balance Sheets with the changes in fair value reported in “Other reinsurance related expense” on PXRE’s Interim Consolidated Statements of Operations and Comprehensive Operations for the three months ended March 31, 2007 and 2006. The other collateralized facility was terminated during the first quarter of 2007 and as a result termination charges and all remaining premiums due, which collectively totaled $24.2 million, were recognized as of December 31, 2006.
     The decrease in both ceded premiums written and ceded premiums earned during the three months ended March 31, 2007 as compared to the prior year comparable period was largely due to a decrease of $26.5 million and $14.2 million in ceded premiums written and earned, respectively, associated with excess of loss retrocessional catastrophe coverage, including one of the collateralized catastrophe facilities entered into during 2005 to protect the Company against a severe catastrophe event which was terminated as noted above, with termination charges recognized as of December 31, 2006.
     In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

4.	Investments
     The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of March 31, 2007:
PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)

	One Year or Less		Over One Year
		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss

United States government securities	$787	$(1)	$47,198	$(927)
United States government sponsored agency debentures	7,635	(24)	22,131	(481)
United States government sponsored agency mortgage-backed securities	—	—	18,798	(537)
Other mortgage and asset-backed securities	11,745	(29)	42,592	(1,089)
Obligations of states and political subdivisions	—	—	1,045	(13)
Corporate securities	701	(1)	50,638	(1,127)

Total temporarily impaired securities	$20,868	$(55)	$182,402	$(4,174)

     During the three months ended March 31, 2007, PXRE recorded $2.3 million in other than temporary impairment charges. The other than temporary impairment charges recorded during 2007 related to a single asset-backed security.
     Unrealized losses amounting to $0.9 million of the total unrealized loss on fixed maturity investments as of March 31, 2007 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities.
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

     During the year ended December 31, 2006, PXRE recorded $7.3 million in other than temporary impairment charges, $0.4 million of which was recovered due to sales of securities during the third and fourth quarters of 2006. The other than temporary impairment charges recorded during 2006 related to investments that the Company may not have had the ability to hold to maturity or recovery as a result of the ratings downgrades of PXRE that occurred in February 2006.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
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
     Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $208.3 million were issued at March 31, 2007 in respect of reported loss and loss expense reserves. Cash and investments with a fair value of $271.2 million have been pledged as collateral with issuing banks. In addition, securities with a par value of $9.7 million were on deposit with various state insurance departments at March 31, 2007 in order to comply with insurance laws.
     PXRE has outstanding commitments for funding an investment in a limited partnership of $0.2 million at March 31, 2007.
     At March 31, 2007, PXRE has deposited cash and securities with a fair value of $52.9 million in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.
5.	Derivative Instruments
     As discussed in Note 3, PXRE entered into an agreement that provides $250.0 million of collateralized catastrophe protection with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage was effective January 1, 2006 and provides the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, PXRE will make a recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event. The coverage provided $250.0 million of protection for the period from January 1, 2006 to December 31, 2006 and provides $125.0 million for the period from January 1, 2007 to December 31, 2008. The protections afforded by this collateralized catastrophe facility are expected to be utilized by Peleus Re in future periods.
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
     The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company is not the primary beneficiary of this entity and is therefore not required to consolidate it in its interim consolidated financial statements.

PXRE Group Ltd.      Notes to Consolidated Financial Statements (Unaudited)
6.	Earnings Per Share
     A reconciliation of (loss) income before convertible preferred share dividends to (loss) income, and shares, which affect basic and diluted earnings per share, is as follows:

	Three Months Ended
	March 31,
($000’s, except per share data)	2007	2006

Net (loss) income available to common shareholders:
Net (loss) income before convertible preferred share dividends	$(7,197)	$41,612
Convertible preferred share dividends	(1,163)	(1,163)

Net (loss) income to common shareholders	$(8,360)	$40,449

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	72,049	71,889
Equivalent shares of underlying options	6	—
Equivalent number of convertible preferred shares	5,154	5,086

Weighted average common equivalent shares (diluted)	77,209	76,975

Weighted average common equivalent shares when anti-dilutive	72,049	—

Per share amounts:
Basic:
(Loss) income before convertible preferred share dividends	$(0.10)	$0.58
Net (loss) income to common shareholders	$(0.12)	$0.56

Diluted:
Net (loss) income	$(0.12)	$0.54
7. Income Taxes
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

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
8. Shareholders’ Equity
     As of March 31, 2007, the Company had the following equity securities outstanding: (i) 63.7 million common shares, (ii) 8.9 million convertible voting common shares, and (iii) 5,813 convertible voting preferred shares.
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
     As of March 31, 2007 and 2006, 5,813 convertible preferred shares were outstanding, which were convertible into 5.2 million common shares. Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to certain dilution adjustments. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. As a result of the issuance of 8.8 million common shares in October 2005 at the price of $13.25 per share pursuant to a public offering of common shares and the issuance of 34.1 million common shares upon the exchange of the Series D Perpetual Preferred Shares at the exchange price of $11.00 per share, the conversion price on the Preferred Shares was adjusted downwards by $1.75 in accordance with the terms of the underlying share purchase agreement.

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
     In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At March 31, 2007, PXRE has incurred $42.5 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of March 31, 2007, the adjusted conversion price was $11.18.
     On March 14, 2007, in connection with the execution of the Merger Agreement with Argonaut, the holders of the convertible preferred shares of PXRE (the “Preferred Shareholders”) and the holders of the convertible common shares of PXRE (the “Convertible Common Shareholders” and, together with the Preferred Shareholders, the “Stockholders”), entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the Stockholders agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE has agreed to reduce the conversion price of the convertible preferred shares from $11.28 to $6.24 per convertible preferred share which will result in the issuance of an additional 4.2 million common shares upon the closing of the Merger. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006 (the “Waived Dividends”). Accordingly, as of March 31, 2007, dividends amounting to $1.2 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.
9. Segment Information
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

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
     PXRE does not maintain separate balance sheet data for each of its operating segments, nor does it allocate net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense to these segments. Accordingly, PXRE does not review and evaluate the financial results of its operating segments based upon balance sheet data and these other income statement items.
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
Net Premiums Written

	Three Months Ended
	March 31,
($000’s)	2007	2006

Catastrophe and Risk Excess
International	$(2,100)	$79,556
North American	(1,358)	43,184
Excess of Loss Cessions	(13,094)	(43,934)

	(16,552)	78,806

Exited Lines
International	(7)	15
North American	21	72

	14	87

Total	$(16,538)	$78,893

Net Premiums Earned

	Three Months Ended
	March 31,
($000's)	2007	2006

Catastrophe and Risk Excess
International	$(2,006)	$66,775
North American	(1,358)	30,589
Excess of Loss Cessions	(1,844)	(20,368)

	(5,208)	76,996

Exited Lines
International	(7)	15
North American	21	76

	14	91

Total	$(5,194)	$77,087

PXRE Group Ltd.     Notes to Consolidated Financial Statements (Unaudited)
     Underwriting (loss) income includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense.
Underwriting (Loss) Income

	Three Months Ended
	March 31,
($000’s)	2007	2006

Catastrophe and Risk Excess
International	$1,378	$57,557
North American	132	10,887
Excess of Loss Cessions	(1,743)	(19,069)

	(233)	49,375

Exited Lines
International	365	207
North American	(1,733)	(1,999)

	(1,368)	(1,792)

Total	$(1,601)	$47,583

     The following table reconciles underwriting (loss) income for the operating segments to (loss) income before income taxes and convertible preferred share dividends as reported in the Interim Consolidated Statements of Operations and Comprehensive Operations.

	Three Months Ended
($000’s)	March 31,
	2007	2006
Underwriting (loss) income	$(1,601)	$47,583
Net investment income	13,680	17,912
Net realized investment losses	(2,272)	(4,659)
Other fee income	45	—
Other reinsurance related expense	(1,773)	(3,721)
Operating expenses	(11,841)	(10,965)
Foreign exchange gains (losses)	178	(927)
Interest expense	(3,612)	(3,611)

Income (loss) before income taxes and convertible preferred share dividends	$(7,196)	$41,612

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
10. Employee Benefits
     The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.
     The components of net pension (income) expense for these company-sponsored plans are as follows:

	Three Months Ended
	March 31,
($000’s)	2007	2006
Components of net periodic benefit (income) expense:
Interest cost	$72	$89
Expected return on assets	(89)	(83)
Recognized net actuarial costs	4	25

Net periodic benefit (income) expense	$(13)	$31

     During the three months ended March 31, 2007, the Company made no contributions to its pension plans. In May 2007, the Company decided to terminate its U.S. defined benefit pension plans and therefore expects to make contributions of approximately $2.5 million after March 31, 2007.
     The assumptions used to determine the net periodic benefit (income) expense as outlined above are described in Note 11 to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.
11. Commitments and Contingencies
     The Merger Agreement contains certain termination rights for both PXRE and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the Merger Agreement could obligate PXRE to pay a termination fee of $20 million.
     If the Plan of Merger is consummated, then certain obligations will be triggered in conjunction with the transaction, including accelerated vesting of certain share-based compensation, obligations under a Separation Agreement with our Chief Executive Officer and investment banking fees. With respect to share-based compensation, 0.3 million of the 0.5 million restricted shares at March 31, 2007 and all of the unvested options at March 31, 2007 will vest on the date of the closing of the Merger, resulting in up to $3.2 million of accelerated expense. With respect to the Separation Agreement with our Chief Executive Officer, an obligation for $1.8 million of lump sum payments payable six months after the closing of the Merger, in addition to any vesting of restricted shares or options expense included in the $3.2 million accelerated expense noted earlier, will become due. Lastly, investment banking fees of approximately $4.2 million will be payable upon the closing of the Merger. The Company currently expects the Merger to close during the quarter ended September 30, 2007.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
     Between May 3, 2006 and June 16, 2006 several class action lawsuits have been filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Each of the class action complaints asserts nearly identical claims and alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The class action complaints allege, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) the full impact on PXRE’s business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) the doubling of PXRE’s cost of the 2005 Hurricanes to an estimated $758 million to $788 million; and (3) the magnitude of the loss to PXRE and PXRE’s potential loss of its financial-strength and credit ratings from A.M. Best. Further, the complaints allege, based on the foregoing asserted facts, that PXRE’s statements with respect to its loss estimates for the 2005 hurricane season lacked any reasonable basis. The class actions seek an unspecified amount of damages, as well as other forms of relief. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding.
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
General
     Unless the context otherwise requires, references in this Form 10-Q to “PXRE,” “we,” “us” and “our” include PXRE Group Ltd., a Bermuda holding company (the “Company”) and its subsidiaries, which principally include Peleus Reinsurance Ltd. (“Peleus Re”), PXRE Reinsurance Ltd. (“PXRE Bermuda”), PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance Company (“PXRE Reinsurance”), PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), and Mid-Atlantic Risk Systems (“MARS”). References to GAAP refer to U.S. generally accepted accounting principles (“GAAP”). References to SAP refer to statutory accounting principles (“SAP”) in either, Bermuda, where Peleus Re and PXRE Bermuda are domiciled, or the State of Connecticut, where PXRE Reinsurance is domiciled, as applicable.
     The following is a discussion and analysis of PXRE’s results of operations for the three months ended March 31, 2007 compared with the three months ended March 31, 2006, and also a discussion of our financial condition as of March 31, 2007. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.
Overview
     PXRE Group Ltd. is an insurance holding company organized in Bermuda. We have historically provided reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business has been catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums earned during the three months ended March 31, 2007 and 2006.
     On February 16, 2006, we announced that we would be increasing our estimates of the net pre-tax impact of Hurricanes Katrina, Rita and Wilma on our results of operations for the year ended December 31, 2005. We also announced our intention to explore strategic alternatives due to concerns about the hurricane losses and the resulting potential negative impact on our credit ratings. Following these announcements, in February 2006 our counterparty credit and financial strength ratings were downgraded by the major rating agencies to a level that was unacceptable to many of our reinsurance clients. These ratings downgrades have had a significant negative impact on our results of operations and profitability because they have impaired our ability to retain and renew our existing reinsurance business. In light of the negative consequences of rating downgrades, our Board of Directors determined that we should evaluate strategic alternatives to our operating approach at that time and decided to retain Lazard Frères & Co. LLC (“Lazard”) (which has since been succeeded by Keefe, Bruyette &Woods, Inc. (“KBW”)) as a financial advisor to assist in the strategic exploration process.

     Since the downgrade and withdrawal of our credit ratings in early 2006, we have not underwritten any material new reinsurance contracts or renewed any of our expiring reinsurance contracts. During 2006, most of our clients exercised their contractual rights to terminate their reinsurance contracts with us as a result of the decline in our ratings and capital. In order to manage our peak zone catastrophe exposures, the Company had also selectively allowed extra-contractual cancellations on certain contracts that did not contain cancellation provisions triggered by rating downgrades. As of January 1, 2007, virtually all of our in-force assumed reinsurance contracts had expired.
     Due to our inability to underwrite any new reinsurance contracts during the first quarter of 2007, we had a net loss before convertible preferred share dividends of $7.2 million for the first quarter ended March 31, 2007 compared to net income before convertible preferred share dividends of $41.6 million in the comparable prior year period. The Company had negative $5.2 million in net premiums earned during the quarter ended March 31, 2007, as compared to $77.1 million in the comparable prior year period.
     Proposed Merger with Argonaut Group, Inc.
     On March 14, 2007, the Board of Directors concluded its strategic alternatives evaluation process and announced that we had entered into the Merger Agreement with Argonaut. Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors of both companies, Argonaut stockholders will receive, subject to certain adjustments, 6.4672 PXRE common shares in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common shares will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common shares and convertible voting preferred shares. Argonaut stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to PXRE common stock, subject to adjustment to reflect the exchange ratio.
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

     If the Plan of Merger is consummated, then certain obligations will be triggered in conjunction with the transaction, including accelerated vesting of certain share-based compensation, obligations under a Separation Agreement with our Chief Executive Officer and investment banking fees. With respect to share-based compensation, 0.3 million of the 0.5 million restricted shares at March 31, 2007 and all of the unvested options at March 31, 2007 will vest on the date of the closing of the Merger, resulting in up to $3.2 million of accelerated expense. With respect to the Separation Agreement with our Chief Executive Officer, an obligation for $1.8 million of lump sum payments payable six months after the closing of the Merger, in addition to any vesting of restricted shares or options expense included in the $3.2 million accelerated expense noted earlier, will become due. Lastly, investment banking fees of approximately $4.2 million will be payable upon the closing of the Merger. The Company currently expects the Merger to close during the quarter ended September 30, 2007.
     On March 14, 2007, in connection with the execution of the Merger Agreement with Argonaut, the holders of the convertible preferred shares of PXRE (the “Preferred Shareholders”) and the holders of the convertible common shares of PXRE (the “Convertible Common Shareholders” and, together with the Preferred Shareholders, the “Stockholders”), entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the Stockholders agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE has agreed to reduce the conversion price of the convertible preferred shares from $11.28 to $6.24 per convertible preferred share which will result in the issuance of an additional 4.2 million common shares upon the closing of the Merger. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006. Accordingly, as of March 31, 2007, dividends amounting to $1.2 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.
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

     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based subsidiary, Peleus Re, which has been rated “A-” by A.M. Best and has commenced operations. Peleus Re will focus on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to provide reinsurance of casualty risks. Following the merger, Peleus Re will provide quota share reinsurance to Argonaut for its property and casualty risks. Peleus Re was initially capitalized during the first quarter of 2007 with $213 million contributed from the existing surplus of PXRE Bermuda. PXRE Bermuda and PXRE Reinsurance will be placed into an orderly runoff, but will provide intercompany reinsurance support to Peleus Re.
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
     On March 15, 2007, Peleus Re received a rating of “A-” from A.M. Best. Also on March 15, 2007, our existing reinsurance subsidiaries, PXRE Bermuda and PXRE Reinsurance were re-rated “B+” by A.M. Best.
Comparison of First Quarter Results for 2007 with 2006
     For the quarter ended March 31, 2007, net loss before convertible preferred share dividends was $7.2 million compared to net income before convertible preferred share dividends of $41.6 million for the comparable period of 2006. The decrease in net income during the quarter ended March 31, 2007 as compared to the prior year comparable period was largely due to an $82.3 million decrease in net premiums earned during the quarter ended March 31, 2007, PXRE did not underwrite any new reinsurance contracts during the first quarter of 2007, which decreased net premiums earned. Net premiums earned during the three months ended March 31, 2007 were negative $5.2 million primarily as a result of ceded premiums and adjustments of prior-year reinstatement premiums. The decrease in net premiums earned was offset, in part, by a $21.0 million decrease in net losses and loss expenses incurred as the Company had no material exposure to catastrophe events in the first quarter of 2007. In addition, the Company had net favorable development of $3.2 million on prior year losses and loss expenses during the quarter ended March 31, 2007.
     Net loss per diluted common share was $0.12 for the first quarter of 2007 compared to net income per diluted common share of $0.54 for the first quarter of 2006, based on diluted average shares outstanding of approximately 72.0 million in the first quarter of 2007 and approximately 77.0 million in the first quarter of 2006. As the Company incurred a loss from continuing operations in the quarter ended March 31, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” it did not include approximately 5.2 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 6 to the Interim Consolidated Financial Statements.

Premiums
     Gross and net premiums written for the first quarter of 2007 and 2006 were as follows:

	Three Months Ended March 31,		$ Increase	% Increase
($000’s)	2007	2006	(Decrease)	(Decrease)
Gross premiums written	$(2,079)	$121,385	$(123,464)	(102)
Ceded premiums written	(14,459)	(42,492)	(28,033)	(66)

Net premiums written	$(16,538)	$78,893	$(95,431)	(121)

     Gross and net premiums earned for the first quarter of 2007 and 2006 were as follows:

	Three Months Ended March 31,		$ Increase	% Increase
($000’s)	2007	2006	(Decrease)	(Decrease)
Gross premiums earned	$(1,986)	$95,644	$(97,630)	(102)
Ceded premiums earned	(3,208)	(18,557)	(15,349)	(83)

Net premiums earned	$(5,194)	$77,087	$(82,281)	(107)

     PXRE did not underwrite any new reinsurance contracts during the first quarter of 2007, which decreased both gross premiums written and gross premiums earned during the quarter ended March 31, 2007 as compared to the prior year comparable period. Gross premiums written and gross premiums earned during the first quarter of 2007 were negative $2.1 million and negative $2.0 million, respectively, primarily as a result of adjustments of prior-year reinstatement premiums.
     The decrease in both ceded premiums written and ceded premiums earned during the quarter ended March 31, 2007 was due to a decrease in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2007, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event which was terminated during the first quarter of 2007 with termination charges recognized as of December 31, 2006. PXRE has maintained some retrocessional coverage in 2007 despite not underwriting new reinsurance contracts during the first quarter of 2007, in anticipation of Peleus Re assuming new reinsurance risks during the course of 2007 and future periods.
     The decrease in both net premiums written and net premiums earned during the three months ended March 31, 2007 was a result of the decrease in gross premiums written and gross premiums earned of $123.5 million and $97.6 million, respectively, offset, in part, by the decrease in ceded premiums written and ceded premiums earned of $28.0 million and $15.3 million, respectively.
     A summary of our net premiums written and earned by business segment for the three months ended March 31, 2007 and 2006 is included in Note 9 to the Interim Consolidated Financial Statements.

Ratios
     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The expense ratio is the result of dividing underwriting expenses (including amortization of expenses previously deferred, commission and brokerage, net of fee income, and operating expenses) by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio less than 100% indicates underwriting profits and a combined ratio greater than 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income, other reinsurance related expense or other fee income on underwriting results. The ratios discussed below have been calculated on a GAAP basis.
     The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
(%)	2007	2006
Loss ratio	NM	23.1%
Expense ratio	NM	29.4

Combined ratio	NM	52.5%

Catastrophe and risk excess loss ratio	NM	20.6%

     As a result of the lack of new reinsurance business in the first quarter of 2007 and the resulting lack of net premiums earned, the loss ratios, expense ratio and combined ratio are not meaningful for the three months ended March 31, 2007.
Losses and Loss Expenses
     Losses and loss expenses incurred amounted to negative $3.2 million in the first quarter of 2007 compared to $17.8 million in the first quarter of 2006. Our loss ratio was not meaningful, as noted above, for the first quarter of 2007 as compared to 23.1% for the comparable prior year period. There were no significant property catastrophe losses during either the first quarter of 2007 or 2006. The incurred loss amount of negative $3.2 million in the first quarter of 2007 was due to net favorable development of $3.2 million on prior year losses and loss expenses. The Company has no remaining material exposure to catastrophe events from policies written in prior periods and additionally the Company has not underwritten any new business in the three months ended March 31, 2007. Net favorable development of $3.2 million for prior-year losses and loss expenses, was comprised of $4.6 million of net favorable development on our catastrophe and risk excess segment and $1.4 million of net adverse development on our exited lines segment. The $4.6 million of favorable catastrophe and risk excess development was primarily related to $6.7 million of favorable reported loss activity on our prior-year non-significant catastrophe losses, $2.9 million of favorable reported loss activity on the 2004 Hurricanes and other significant catastrophes, offset by $5.0 million of adverse development on Hurricanes Katrina, Rita and Wilma, primarily related to a late reported loss by a cedent in run-off.

     During the first quarter of 2006, we experienced net favorable development of $2.6 million for prior-year losses and loss expenses, consisting of $4.5 million of favorable development on our catastrophe and risk excess segment, primarily from non-significant catastrophe losses and loss expenses, offset by $1.9 million of adverse development on our exited lines segment. The $4.5 million of favorable catastrophe and risk excess development was related to favorable reported loss activity. Prior year losses in the exited lines segment increased because of higher than expected reported claims.
Underwriting Expenses
     The expense ratio was not meaningful, as noted above, for the first quarter of 2007 compared to 29.4% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was not meaningful for the first quarter of 2007 compared with 15.2% for the first quarter of 2006. Commission and brokerage, net of fee income for the first quarter of 2007 decreased 104%, or $12.1 million, to negative $0.4 million from $11.7 million in the first quarter of 2006 due to the decrease in net premiums earned as no new business was underwritten in the three months ended March 31, 2007. Commission and brokerage, net of fee income, during the first quarter of 2007 was negative $0.4 million as a result of adjustments of net premiums earned on prior-year reinstatement premiums.
     The operating expense ratio was not meaningful, as noted above, for the three months ended March 31, 2007 compared with 14.2% for the comparable period of 2006. Operating expenses in the first quarter of 2007 include $3.9 million in legal and financial advisory costs which were principally related to the proposed merger with Argonaut Group, Inc.
Other Reinsurance Related Expense
     In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the quarter ended March 31, 2007, other reinsurance related expense decreased $1.9 million to $1.8 million for the three months ended March 31, 2007 from $3.7 million in the comparable period of 2006 mainly due to the decrease in protection provided by the derivative from $250.0 million in 2006 to $125.0 million in 2007.

Net Investment Income
     Net investment income for the first quarter of 2007 decreased $4.2 million, or 24%, to $13.7 million from $17.9 million in the first quarter of 2006. This decrease is primarily as a result of a $5.4 million decrease in income from our hedge funds and a $0.7 million decrease in income from our fixed maturity and short-term investment portfolio, offset, in part, by a $1.6 million decrease in investment expenses. The decrease in investment expenses resulted from the commutation of several reinsurance contracts that required PXRE to credit interest to the counterparties to these transactions, when these contracts were in place in 2006. The average invested balances in our fixed maturity and short-term investment portfolio decreased due to cash flow used principally for the payment of claims. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 5.2% during the first quarter of 2007, on an annualized basis, compared with 4.3% during the comparable prior-year period due to improved yields throughout the portfolio, but particularly within our short-term portfolio. Investments in hedge funds produced a return of 1.5% for the first quarter of 2007 compared with 3.7% in the comparable prior-year period. Subsequent to, and as a result of the ratings downgrades, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future quarters as we receive the proceeds from our various hedge fund investments, expected to be received by the end of 2007.
Income Taxes
     The tax expense recognized during the first quarter of 2007 was minimal. There was no tax expense recognized during the first quarter of 2006.
     Management has reviewed PXRE’s deferred tax asset as of March 31, 2007, and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrades of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance continues to be required for its entire deferred tax asset.
FINANCIAL CONDITION
Capital Resources
     The Company and PXRE Delaware rely primarily on dividend payments or capital distributions from PXRE Bermuda, Peleus Re and PXRE Reinsurance to pay their operating expenses, to meet their debt service obligations and to pay dividends. In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval. Based on the statutory surplus of PXRE Bermuda as of December 31, 2006, the aggregate dividends or capital distributions that are available to be paid during 2007, without prior regulatory approval are $104.6 million. Since our recent ratings downgrades we have been actively communicating with the Bermuda Monetary Authority (“BMA”) and we do not intend to make any further dividends or capital distributions from PXRE Bermuda without prior notification to the BMA. We also do not intend to make any dividend or capital distributions from Peleus Re in 2007. Neither Peleus Re nor PXRE Reinsurance paid any dividends in the first three months of 2007. PXRE Bermuda paid a capital distribution of $174.0 million to the Company in 2007 with the consent of the BMA. In addition, the Company made a capital contribution of $163.0 million to Peleus Re and PXRE Bermuda made a capital contribution of $50.0 million to Peleus Re during the first three months of 2007 with the consent of the BMA. These capital distributions and capital contributions did not impact or limit the $104.6 million of aggregate dividends or capital distributions that PXRE Bermuda may pay during 2007. We anticipate that this remaining dividend and capital distribution capacity (with notification to the BMA) will be sufficient to fund our liquidity needs during 2007.

PXRE also agreed with the BMA that effective March 12, 2007, PXRE Bermuda, before reducing its total statutory capital by 10% or more, in the aggregate, as set out in its previous year’s financial statements, in any calendar year, shall obtain the BMA’s approval. PXRE Bermuda may reduce its total statutory capital, as set out in its previous year’s financial statements, by less than 10% in the aggregate in any calendar year, provided that at least fourteen days before payment of such distribution it files with the BMA a certificate signed by the insurer’s principal representative and two of its directors which states that, in the opinion of those signing the certificate, the return and reduction of statutory capital will not cause the insurer to fail to meet its relevant margins.
     Additionally, PXRE Bermuda, before declaring a dividend in respect of any financial year which would exceed 20% of its total statutory capital and surplus as shown on its statutory balance sheet in relation to the previous financial year, must obtain the BMA’s approval. PXRE Bermuda may declare and pay dividends in respect of any financial year which would not exceed 20% of its total statutory capital and surplus as shown on its statutory balance sheet in relation to the previous financial year, provided that at least fourteen days before payment of such dividend it files with the BMA a certificate signed by its principal representative and two of its directors which states that, in the opinion of those signing the certificate, the payment of such dividend will not cause PXRE Bermuda to fail to meet its relevant margins.
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
     As a result of our ratings downgrades in 2006, we have not underwritten any new reinsurance business in the three months ended March 31, 2007, which has significantly decreased cash flows associated with the receipt of reinsurance premiums. In addition, paid losses primarily from the 2005 Hurricanes have resulted in net cash used by operating activities. Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 96% of such proceeds were received by March 31, 2007 and the balance is expected to be received by the end of 2007.

     Financings
     As of March 31, 2007, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	March 31, 2007
8.85% fixed rate due February 1, 2027	$102,656
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,091

     Share Dividends and Book Value
     There were no dividends to common shareholders declared in the first quarter of 2007 and 2006.
     The Board of Directors does not intend to declare dividends on our common shares during the pendency of the proposed merger with Argonaut.
     Pursuant to the Voting Agreement, the Preferred Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006 (the “Waived Dividends”). Accordingly, as of March 31, 2007, dividends amounting to $1.2 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.
     Book value per common share was $6.30 at March 31, 2007 after considering convertible preferred shares at a conversion price of $11.18 and the accrual of the convertible preferred share dividend as of March 31, 2007. Book value would be $5.99 at March 31, 2007 after considering convertible preferred shares at a conversion price of $6.24, the conversion price agreed upon by PXRE and the Preferred Stockholders pursuant to the Voting Agreement.
     Cash Flows
     Net cash flows used by operations were $127.4 million in the first quarter of 2007 compared to $146.3 million in the first quarter of 2006 primarily due to a decrease in losses and loss expenses paid, a decrease in premiums collected as the Company has not underwritten any new business in 2007, a decrease in commission and brokerage paid, a decrease in purchases of trading portfolio securities denominated in foreign currencies to hedge foreign denominated loss reserves and a decrease in investment income collected due to a reduced invested asset portfolio.

     Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.
     Net cash provided by investing activities were $124.7 million in the first quarter of 2007 compared to $150.2 million in the first quarter of 2006. This decrease reflects the decreased cash flows used by operations.
     If the merger with Argonaut is not consummated and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff. If runoff is chosen, the only sources of liquidity for our principal operating subsidiaries will be the maturity or sale of investments, as we will no longer expect to have net positive cash flows from operating activities, borrowings, capital contributions or advances. As of March 31, 2007, we have $570.2 million of short term investments and $509.8 million of other invested assets. The overall duration of the Company’s fixed income and short-term investment strategy is 1.1 years. Based upon our current estimates of losses and loss expenses and other liabilities on our March 31, 2007 interim consolidated balance sheet, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties should we elect to go into runoff, however the nature and timing of cash flows could be highly uncertain in this scenario.
     PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $200.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of March 31, 2007, the Company has pledged assets with a fair value of $271.2 million to support outstanding letters of credit.

     Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at March 31, 2007 and future commitments.
     Commitments, Contingencies and Contractual Obligations
PAYMENT DUE BY PERIOD

Contractual Obligations		Less Than	1 — 3	3 — 5	More Than
($000’s)	Total	1 Year (1)	Years	Years	5 Years

Long-term debt obligations	$167,091	$—	$—	$—	$167,091
Interest on debt obligations	320,042	8,464	28,654	28,653	254,271
Losses and loss expenses	469,982	163,254	158,811	88,585	59,332
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	3,939	836	1,718	1,385	—
Purchase obligations	—	—	—	—	—
Dividends on convertible preferred shares	4,702	3,488	1,214	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	4,533	4,230	303	—	—

Total	$970,289	$180,272	$190,700	$118,623	$480,694

(1)	Represents liabilities due through to December 31, 2007.
     Loss and loss expense reserves represent management’s best estimate of the ultimate cost of settling the underlying reinsurance claims. As more fully discussed in “Critical Accounting Policy Disclosures — Estimation of Losses and Loss Expenses” below, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and loss expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our interim consolidated financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the likely payments due by periods are based on the Company’s historical claims payment experience, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.
     As noted under “— Capital Resources” above, we expect to be able to meet the contractual obligations over the remainder of 2007 with the dividend paying capacity of the Company’s subsidiary, PXRE Bermuda. PXRE Reinsurance, PXRE Bermuda and Peleus Re expect to be able to meet their contractual obligations over the remainder of 2007 with operating and investing cash flows.
     As of March 31, 2007, other commitments and pledged assets include (a) LOCs of $208.3 million which are secured by cash and securities with a fair value of $271.2 million, (b) securities with a par value of $9.7 million which were on deposit with various state insurance departments in order to comply with insurance laws, (c) cash and securities with a fair value of $52.9 million deposited in a trust for the benefit of a cedent in connection with certain deposit liabilities, (d) funding commitments to a limited partnership of $0.2 million, (e) commitments under the subordinated debt securities discussed above, and (f) commitment fees of $0.4 million per annum under the two committed LOC facilities discussed above under “Cash Flows.”

     In order to better protect PXRE against the risk of the occurrence of multiple significant catastrophe events, we sponsored a catastrophe bond transaction that closed during the fourth quarter of 2005. The transaction was a $250.0 million collateralized transaction with A&W II, a Cayman Island reinsurance company, which is accounted for as a derivative. It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss. The coverage provided $250.0 million of protection from January 1, 2006 to December 31, 2006 and provides $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. The annual premium payments with respect to the A&W II facility are approximately $8.0 million in both 2007 and 2008. We expect that this catastrophe protection will be utilized by Peleus Re.
     The A&W II coverage is based on a modeled loss trigger. PXRE created a series of notional portfolios of reinsurance contracts designed to closely mimic the exposures in PXRE’s assumed reinsurance portfolio at the time the transaction incepted. Upon the occurrence of a hurricane, windstorm or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio exceeds the attachment point for the peril at issue, then the coverage is activated. Upon the occurrence of a second catastrophe event in the covered territories during that calendar year, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss to the notional portfolio for the second event exceeds the attachment point for the peril at issue, then PXRE will make a recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event.
     On December 21, 2005, A&W II financed the coverage through the issuance of $250.0 million in catastrophe bonds pursuant to Rule 144A under the Securities Act of 1933.
     The reinsurance companies that are counterparties to this transaction are variable interest entities under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate this entity in its interim consolidated financial statements.
     If the merger with Argonaut is not consummated and the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, we may seek to assign or novate PXRE’s rights and obligations under the collateralized catastrophe facility to another insurance or reinsurance company. There can be no assurance that any other insurance or reinsurance company would be willing to accept such an assignment or novation, that the note holders who funded the facility would consent to such an assignment or novation, or that the cost of such an assignment or novation would not have a material adverse impact on PXRE. If PXRE was not able to successfully assign or novate its rights and obligations under the collateralized catastrophe facility, PXRE could incur material termination fees and liabilities. If the A&W II facility is terminated prior to the end of the scheduled termination date of a tranche, PXRE could be obligated to pay significant early termination fees that could be as much as $5.8 million, and PXRE is obligated to make all premium payments up to the date of termination.

     If the merger with Argonaut is not consummated and the Board of Directors elects to pursue a strategic alternative that materially changes PXRE’s catastrophe risk profile, the Company will also need to evaluate its obligations under two multi-year ceded reinsurance contracts that provide the Company with reinsurance protection against catastrophic events in 2007 and 2008. In this regard, the Company will need to evaluate whether it is likely that catastrophe loss exposure assumed by Peleus Re in 2007 and 2008 has the potential to result in losses that exceed the retention level under these ceded reinsurance protections. The Company is currently obligated to cede reinsurance premiums of $15.0 million per annum in each of 2007 and 2008 under these multi-year contracts.
     The Merger Agreement contains certain termination rights for both PXRE and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the Merger Agreement could obligate PXRE to pay a termination fee of $20 million.
     If the Plan of Merger is consummated, then certain obligations will be triggered in conjunction with the transaction, including accelerated vesting of certain share-based compensation, obligations under a Separation Agreement with our Chief Executive Officer and investment banking fees. With respect to share-based compensation, 0.3 million of the 0.5 million restricted shares at March 31, 2007 and all of the unvested options at March 31, 2007 will vest on the date of the closing of the Merger, resulting in up to $3.2 million of accelerated expense. With respect to the Separation Agreement with our Chief Executive Officer, an obligation for $1.8 million of lump sum payments payable six months after the closing of the Merger, in addition to any vesting of restricted shares or options expense included in the $3.2 million accelerated expense noted earlier, will become due. Lastly, investment banking fees of approximately $4.2 million will be payable upon the closing of the Merger. The Company currently expects the Merger to close during the quarter ended September 30, 2007.
     On March 14, 2007, in connection with the execution of the Merger Agreement with Argonaut, the holders of the convertible preferred shares of PXRE (the “Preferred Shareholders”) and the holders of the convertible common shares of PXRE (the “Convertible Common Shareholders” and, together with the Preferred Shareholders, the “Stockholders”), entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the Stockholders agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE has agreed to reduce the conversion price of the convertible preferred shares from $11.28 to $6.24 per convertible preferred share which will result in the issuance of an additional 4.2 million common shares upon the closing of the Merger. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006. Accordingly, as of March 31, 2007, dividends amounting to $1.2 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.

Investments
     As of March 31, 2007, our investment portfolio, at fair value, was allocated 46.5% in fixed maturity debt instruments, 52.8% in short-term investments, 0.5% in hedge funds and 0.2% in other invested assets.
     The following table summarizes our investments at March 31, 2007 and December 31, 2006 at carrying value:

	Analysis of Investments
	March 31, 2007		December 31, 2006
($000’s, except percentages)	Amount	Percent	Amount	Percent

Fixed maturities:
United States government securities	$53,525	5.0%	$54,200	4.5%
Foreign denominated securities	15,541	1.4	15,497	1.3
United States government sponsored agency debentures	53,692	5.0	53,426	4.4
United States government sponsored agency mortgage-backed securities	126,795	11.7	131,069	10.9
Other mortgage and asset-backed securities	156,713	14.5	166,765	13.9
Obligations of states and political subdivisions	1,245	0.1	1,243	0.1
Corporate securities	94,630	8.8	95,551	7.9

Total fixed maturities	502,141	46.5	517,751	43.0
Short-term investments	570,230	52.8	671,197	55.7

Total fixed maturities and short-term investments	1,072,371	99.3	1,188,948	98.7
Hedge funds	5,579	0.5	12,766	1.1
Other invested assets	2,112	0.2	2,427	0.2

Total investment portfolio	$1,080,062	100.0%	$1,204,141	100.0%

     At March 31, 2007, 97.5% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A-” or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 26.4% of fixed maturities and short-term investments or 26.2% of our total investment portfolio based on fair value at March 31, 2007. The average yield to maturity on our fixed maturities portfolio, including short-term investments, at March 31, 2007 and 2006 was 5.4% and 5.0%, respectively.
     Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive income as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At March 31, 2007, an after-tax unrealized gain of $2.2 million (a gain of $0.03 per share, after considering convertible preferred shares) was included in shareholders’ equity.

     Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally U.S. treasury bills and agency securities, amounted to $570.2 million at March 31, 2007, compared to $671.2 million at December 31, 2006.
     A significant component of our investment strategy had, in prior periods, been investing a portion of our invested assets in a diversified portfolio of hedge funds. At March 31, 2007, total hedge fund investments amounted to $5.6 million, representing 0.5% of the total investment portfolio. At December 31, 2006, total hedge fund investments amounted to $12.8 million, representing 1.1% of the total investment portfolio. For the three months ended March 31, 2007, our hedge funds earned a return of 1.5% as compared to 3.7% in the three months ended March 31, 2006. As noted above, under the caption “Cash Flows,” the Company executed redemption orders for all of its hedge funds during the first quarter of 2006.
     As of March 31, 2007, our investment portfolio also included $2.1 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.2 million.
     Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the three months ended March 31, 2007, included $0.5 million attributable to hedge funds and other investments.
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

Update on Critical Accounting Policy Disclosures
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion concerning critical accounting policy disclosures (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policy Disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the Interim Consolidated Financial Statements and the 2006 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimation of losses and loss expenses, estimation and recognition of premiums and valuation of deferred tax assets.
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
     In establishing our loss and loss expense liabilities, PXRE records reserves as management’s best estimate of liabilities as of the balance sheet date. Management believes that the Company’s estimated liability for unpaid losses and loss expenses as of March 31, 2007 is adequate. Since year-end 2004, all of our loss and loss expense estimates have been reviewed annually by an independent internationally recognized actuarial firm, and their conclusions have not, in any period, been materially different than those of the Company.
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
Recent U.S. Catastrophes
Subsequent Development After Initial Estimates

		Percent Change from Initial				Percent Change from Initial
		PCS Industry Loss Estimates (2)				PXRE Loss Estimates (2)
		@ 6	@ 12	@ 2	@	@ 6	@ 12	@ 2	@ 3	@
Date	Event	Mos.	Mos.	Yrs.	Final	Mos.	Mos.	Yrs.	Yrs.	Final

Aug-92	Hurricane Andrew (1)	37%	99%	99%	99%	0%	46%	68%	59%	69%
Jan-94	Northridge Earthquake	22%	131%	178%	178%	49%	100%	145%	151%	153%
Sep-98	Hurricane George	16%	16%	16%	16%	8%	63%	41%	28%	39%
Sep-01	September 11 Events	0%	23%	23%	13%	1%	2%	2%	4%	6%
Aug-04	Florida Hurricanes	6%	11%	11%	11%	1%	28%	32%	NA	NA

(1)	Hurricane Andrew’s initial PXRE loss estimate is at September 30, 1992. We have extrapolated this loss estimate based on the best available information.

(2)	Initial estimates are as of quarter-end immediately following an event. Property Claims Services (“PCS”) is a division of the Insurance Services Office (“ISO”).
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
     (1) Non-Catastrophe Losses
     In reserving for non-catastrophe losses in our catastrophe and risk excess segment, we use three different methods to estimate IBNR reserves: the loss ratio method; the incurred Bornhuetter-Ferguson method, which we refer to as the BF method; and the incurred loss development method, the latter two of which are “loss development approaches.” Initially, at the inception of an accident year, when there is little reported loss information, we use the loss ratio method. This method computes IBNR, as the product of an expected loss ratio and assumed earned premium minus reported loss to date. The expected loss ratio is primarily established for each line of business based on the Company’s historical loss ratios. In determining the expected loss ratio, we also consider information provided by our clients and estimates provided by our underwriters and actuary concerning the impact of pricing and coverage changes. As the accident year matures further and reported loss activity begins to emerge (usually at the end of the second or third quarter following the loss) we change to the BF method.
     The BF method is a premium based method of computing IBNR which blends the loss ratio method with the loss development method. The BF method computes IBNR for an accident year as the product of expected loss (earned premium multiplied by an expected loss ratio) and an expected percentage of unreported losses. This expected percentage of unreported loss is a function of the loss development factors developed by our corporate actuary from our annual analysis of the Company’s historical loss development patterns by line of business. As experience emerges and accident years mature further (generally eighteen to thirty-six months after the accident year given the short-tailed nature of these property reinsurance lines) we transition to the incurred loss development method, which relies solely on our clients’ reported loss information and indicated historical loss development patterns to estimate ultimate losses.
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

     Our loss development factors and expected loss ratios are monitored regularly and updated as appropriate but at least once a year. These are the key assumptions that materially affect our estimates for reserves for losses and loss expenses. The expected loss ratio is primarily established for each line of business based on the Company’s historical loss ratios. In determining the expected loss ratio, we also consider information provided by our clients and estimates provided by our underwriters and actuary concerning the impact of pricing and coverage changes. Loss development factors are developed from our annual analysis of our Company’s historical loss development patterns by line of business. These key assumptions did not materially change from December 31, 2006 to March 31, 2007.
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
     Concurrently, our underwriting team performs a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. With respect to the 2005 Hurricanes, our underwriters’ estimates were subject to a high level of uncertainty. Specifically for Hurricane Katrina, this high level of uncertainty arose out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. In order to address these uncertainties, at that time, for contracts exposed to Hurricane Katrina losses in our most volatile lines of business (retrocessional and direct and facultative reinsurance) we recorded reserves for a significant percentage of occurrence limits as of December 31, 2005. These lines of business represented approximately 60% of our gross loss amount on Hurricane Katrina. The underwriters’ knowledge of the clients’ underlying books of business is considered in establishing loss estimates by contract. The combination of catastrophe modeling and underwriting review of affected contracts then forms the basis of our initial loss estimates for catastrophe losses.
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
     The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events, our actuary utilizes our internal database to establish projected reporting patterns and payment patterns. This database includes data dating back to the 1980’s consisting of well over one hundred catastrophic events, of which over twenty are hurricanes. Our actuary also employs industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization. Using this information, we have developed loss development factors for significant catastrophes. Our internal significant catastrophe loss development factors are analyzed as appropriate and at least once per year to reflect updated industry benchmarks and changes in PXRE’s specific loss history. The volume of reported loss activity in interim quarterly periods is monitored by the Company to determine consistency with expected loss activity based on PXRE and industry historical patterns. For individual storms, PXRE specific loss development factors are applied to reported losses to estimate IBNR reserves. However these may be weighted with industry factors or judgmental adjustments for individual significant catastrophes based upon the nature of the particular catastrophe and the underwriters’ knowledge.

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
     As of March 31, 2007, our estimate of ultimate incurred net losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma is $856.2 million. Ninety-six percent of our projected net ultimate incurred loss for these hurricanes has been formally reported to us as paid or case reserves. However, as of March 31, 2007, we have paid 71% of our net incurred loss amounts with respect to these hurricanes. Initially, our estimate of the ultimate liability arising from these catastrophes was based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006. As of March 31, 2007, these events are reasonably mature to extrapolate projected ultimate loss based on historical reporting patterns, both industry and company specific. Our estimates fall within a reasonable actuarial range produced by these methods.

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
     In developing our best estimate for Hurricane Katrina, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective. We understand that various lawsuits are pending seeking to invalidate such flood damage exclusions on various grounds. If such lawsuits were to successfully invalidate the underlying flood damage exclusions or if the court or a jury were to find that an insurer had not adequately established that a loss was attributable to flood rather than wind, our liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods. Based on reports in the press, we understand that State Farm, one of the nation’s largest insurers, has been engaging in various settlement discussions concerning claims involving the controversies over the flood exclusion. We do not reinsure State Farm and therefore are not directly exposed to future loss reports from State Farm in the event these discussions result in additional claim liabilities for State Farm. However, it is unclear at this time how any potential settlements by State Farm would impact or influence our cedents, and consequently our loss and loss expense reserve estimates.
     Most recently, reports in the press have disclosed that Nationwide Insurance (“Nationwide”) has agreed to reevaluate its Hurricane Katrina claims related to Mississippi homes that were completely destroyed by the 2005 storm. PXRE does reinsure Nationwide but, to date, has no reported loss to its 2005 catastrophe reinsurance program with respect to Hurricane Katrina. We believe that should a loss be reported by Nationwide, that such a report would not have a significant impact on the Company’s current overall estimate of ultimate incurred net losses and loss expenses arising from Hurricanes Katrina. However, it is still too early to fully quantify the impact of Nationwide’s recent actions.

     A number of our clients have already exhausted all coverage available for losses arising from Hurricane Katrina. If other clients were to incur widespread additional losses as a result of settlements or adverse litigation results involving the flood versus wind controversy, it is possible that our current best estimate for Hurricane Katrina will be exceeded. The “remaining limits” table below displays the potential impact to PXRE as of March 31, 2007 should the aggregate amount of losses reported by our clients from the ground up (“FGU”) from all cedents that still have remaining limits increase uniformly by various percentages:
($000’s, except percentages)

	Hurricane Katrina Remaining Limits
	Lines of Business
						Total
X% FGU						excluding
Increase of:	Catastrophe	D&F	Retro	Risk Excess	Total	Risk Excess

5%	$4,781	$7,056	$3,019	$1,639	$16,495	$14,856
10%	9,975	13,368	5,563	3,247	32,153	28,906
15%	14,177	19,218	8,013	4,857	46,265	41,408
20%	17,697	24,150	10,218	6,079	58,144	52,065
50%	41,725	38,121	20,470	9,520	109,836	100,316
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
     There is an additional risk of uncertainty in PXRE’s estimation of losses due to the fact that PXRE writes only reinsurance business and no insurance business. As a result, losses, unearned premiums and premiums written are all recorded based on reports received from the ceding companies. PXRE does not receive loss information from the underlying insureds; however, because the Company’s reinsurance business has focused on short-tail lines such as property catastrophe, retrocessional property catastrophe, risk-excess and aerospace, the delay from the time of the underlying loss to the report date to PXRE is not as significant a risk as it would be if the Company underwrote a significant amount of casualty business. However, with respect to insured events that occur near the end of a reporting period, as well as with respect to our retrocessional book of business, a delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires may require us to make estimates of losses based on limited information from our clients, industry loss estimates and our own underwriting data.
     We have a system of controls in place that assists us in evaluating the completeness of the data received from cedents. PXRE derives almost all of its business from reinsurance intermediaries. As a result, the ceding company reports claims to the intermediary and the intermediary in turn reports the data to all the reinsurers included in the underlying program. Controls in place require that certain claims must be approved by the underwriter or a member of senior management to validate the reported loss data before recorded as a case reserve. The underwriter, based on his knowledge and judgment, may question the broker or ceding company if he did not expect a loss of a certain magnitude to impact a certain layer. Because many of PXRE’s losses are from events that are well known, such as large hurricanes and earthquakes, the underwriter may in fact expect losses to pierce certain layers and therefore would not question the accuracy of such loss reports. If the underwriter does question the loss data, PXRE may perform audits at the underlying ceding company in order to determine the accuracy of the amounts ceded. PXRE’s risk management and underwriting systems provide a list of impacted or potentially impacted contracts by peril and by geographic zone. This assists PXRE in determining the completeness of losses, as we will contact intermediaries and the ceding companies for whom we believe underlying contracts are impacted subsequent to an event to request information.
     Currently, PXRE does not have any backlog related to the processing of assumed reinsurance information. When a large loss occurs, the Company shifts personnel from various functions to assist the claims personnel in the processing and evaluation of claims data.

     Status of Loss Reserves as of March 31, 2007
     The following chart sets forth the allocation of our net liabilities for unpaid losses and loss expenses between case reserves and IBNR reserves as of March 31, 2007:

	2006 and Prior	2007 Accident
($000’s)	Accident Years	Year	Total

Catastrophe & Risk Excess Segment
Case	$314,174	$—	$314,174
IBNR	74,644	—	74,644

Total	388,818	—	388,818

Exited Lines Segment
Case	30,117	—	30,117
IBNR	16,879	—	16,879

Total	46,996	—	46,996

All Segments
Case	344,291	—	344,291
IBNR	91,523	—	91,523

Total	$435,814	$—	$435,814

     On an overall basis, the low and high ends of our selected range of reasonable net loss and loss expense reserves are $26.3 million below and $32.3 million above the $435.8 million best estimate. The range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The impact of diversification reflects the fact that not all lines with very low correlations are expected to develop well or poorly at the same time.
     The low and high ends of a range of reasonable net loss and loss expense liabilities around the best estimate displayed in the table below with respect to each segment are shown in the following table as of March 31, 2007. This range was produced using two different methods, one for KRW and one for the remainder of our carried loss and loss expense liabilities.

Net Loss and Loss Expense Liabilities Range at March 31, 2007
($000’s)	Low End	Best Estimate	High End
Catastrophe and Risk Excess, KRW only	$235,899	$245,899	$260,899
Catastrophe and Risk Excess, excluding KRW	128,197	142,919	158,766

Catastrophe and Risk Excess, Total	364,096	388,818	419,665

Exited Lines	40,265	46,996	54,434

Impact of Diversification	5,116	—	(5,941)

Total	$409,477	$435,814	$468,158

     For the 2005 Hurricanes, the range was calculated by varying key assumptions regarding PXRE and industry loss reporting patterns. These assumptions include assuming one quarter acceleration/deceleration around expected historical reporting patterns, incorporating the most recent RAA industry reporting patterns as well as observing the monthly patterns exhibited by the 2004 Florida Hurricanes with the assumption that this composite event may serve as a proxy for the 2005 Hurricanes. A selected range of $10.0 million below and $15.0 million above our net carried reserves was determined in the aggregate for all three events combined, after considering the sensitivity analysis outlined above, our best loss estimates, and actuarial judgment. This range of reasonable estimates does not represent a range of all possible outcomes, but it is intended to reflect the inherent variability in actuarial reserving methodologies. Assuming the flood exclusion is effective, we believe that results outside this range are unlikely, and can not assign probabilities with certainty to any points within this range.
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
     The low end and high end of the range of reasonable net loss and loss expense reserves around the best estimate have decreased from December 31, 2006 principally because of the reduction in the Company’s net loss reserve amount due to the payment of claims during the three months ended March 31, 2007, as well as the passage of time since the occurrences of Hurricanes Katrina, Rita and Wilma and the resulting increase in formal loss reports and decrease in actuarial variability surrounding the best estimate.
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

     The estimated premium receivable, net of commission and brokerage, included in “Premiums receivable, net” on the Interim Consolidated Balance Sheets at March 31, 2007 of $64.6 million, is $49.6 million, including assumed reinstatement premiums of $46.5 million.
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

     Assumed reinstatement and additional premiums written and earned in the three months ended March 31, 2007 and 2006, as reflected in the Interim Consolidated Statements of Operations and Comprehensive Operations, were as follows:

	Three Months Ended March 31,
($000’s)	2007	2006

Assumed reinstatement premiums:
Reported paid losses and case reserves	$127	$39,872
IBNR	(2,822)	(40,429)

Total	$(2,695)	$(557)

Ceded reinstatement and additional premiums:
Reported paid losses and case reserves	$(84)	$(89)
IBNR	(17)	(19)

Total	$(101)	$(108)

Net reinstatement and additional premiums	$(2,594)	$(449)

     Assumed reinstatement premiums receivable, net of commission and brokerage, associated with our case reserves and incurred but not reported loss and loss expense liabilities, as reflected in “Premiums receivable, net” in the Interim Consolidated Balance Sheets, are as follows:

	March 31, 2007		March 31, 2006
($000’s, except percentages)	$	%	$	%

Assumed reinstatement premiums receivable:
Case reserves	$34,889	75%	$92,132	72%
IBNR reserves	11,612	25	36,347	28

Total	$46,501	100%	$128,479	100%

     We accrue assumed reinstatement premiums based upon contract terms applied to the amount estimated to settle ultimate incurred losses. The primary factor that could affect our estimate of assumed reinstatement premiums is management’s best estimate of ultimate incurred losses. See the Update on Critical Accounting Policy Disclosures relating to the estimation of losses and loss expenses with regards to the uncertainty, historical accuracy and sensitivity of this estimate. While premiums stated relative to limit (“rates on line”) have an effect on the estimate of assumed reinstatement premiums, those associated with case reserves are based on actual contract rate on line terms, and those estimates associated with IBNR are based on weighted average rate on line terms, of the book of business for a given underwriting year by line of business. Therefore the primary factor that could change our estimate of assumed reinstatement premium is management’s best estimate of ultimate incurred losses and the mix of treaties along with their respective rate on lines that ultimately incur losses. Assumed reinstatement premiums receivable are settled on a net basis when loss payments are made to cedents. Accordingly, there is an insignificant amount of credit risk associated with this asset as of any given period end date.

     Additional ceded premiums occur less frequently, and were incurred by the Company in 2005 due to the significance of the losses from Hurricanes Katrina and Wilma. In 2005, these ceded losses were full limit losses, resulting in additional ceded premiums. These additional ceded premiums are not expected to vary from the estimate in 2005.
     Valuation of Deferred Tax Asset
     Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities. At March 31, 2007, PXRE had a deferred tax asset net of deferred income tax liability of $50.4 million, offset by a valuation allowance of $50.4 million. Management reviewed the net deferred tax asset as of March 31, 2007, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that the full valuation allowance established at December 31, 2005 continues to be required for the entire deferred tax asset as of March 31, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We have reviewed our exposure to market risks at March 31, 2007 and the changes in exposure since December 31, 2006. The principal market risks which we are exposed to continue to be interest rate risk and credit risk.
     The composition of our fixed maturity portfolio did not change materially during the first quarter of 2007. There were no material changes in our exposure to market risks or our risk management strategy during the first quarter of 2007.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Several class action lawsuits have been filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer, and John Modin, the Company’s former Chief Financial Officer, in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Each of the class action complaints asserts nearly identical claims and alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The class action complaints allege, among other things, that the Company failed to disclose and misrepresented the following material adverse facts: (1) the full impact on PXRE’s business of hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”); (2) the doubling of PXRE’s cost of the 2005 Hurricanes to an estimated $758 million to $788 million; and (3) the magnitude of the loss to PXRE and PXRE’s potential loss of its financial-strength and credit ratings from A.M. Best . Further, the complaints allege, based on the foregoing asserted facts, that PXRE’s statements with respect to its loss estimates for the 2005 hurricane season lacked any reasonable basis. The class actions seek an unspecified amount of damages, as well as other forms of relief. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding.
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

Item 1A. Risk Factors.
     There has been no material change in the risk factors previously disclosed under Item 1A of the Company’s 2006 10K for the fiscal year ended December 31, 2006.
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
EXHIBIT INDEX

Exhibit Number	Description
10.1	Certain documents incorporated by reference into Part IV of Amendment No.1 on Form 10-K/A to PXRE Group Ltd’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as stated in part IV (Form 10-K/A dated April 23, 2007)

31.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

PXRE GROUP LTD.
May 9, 2007	By:	/s/ Robert P. Myron
Robert P. Myron
Executive Vice President Chief Financial Officer and Treasurer