Form 10-Q
period 2007-06-30
PXRE GROUP LTD
filed 2007-08-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2007, 72,569,840 common shares and convertible common shares, $1.00 par value per share, of the Registrant were outstanding.

PXRE GROUP LTD.

PXRE	Consolidated Balance Sheets
Group Ltd.	(Dollars in thousands, except par value per share)

		June 30,	December 31,
		2007	2006
		(Unaudited)
Assets	Investments:
	Fixed maturities, at fair value:
	Available-for-sale (amortized cost $461,714 and $502,307, respectively)	$460,858	$502,254
	Trading (cost $12,848 and $14,794, respectively)	13,720	15,497
	Short-term investments, at fair value	532,229	671,197
	Hedge funds, at fair value (cost $762 and $11,583, respectively)	1,077	12,766
	Other invested assets, at fair value (cost $1,068 and $1,717, respectively)	1,722	2,427

	Total investments	1,009,606	1,204,141
	Cash	12,468	12,251
	Accrued investment income	3,806	3,830
	Premiums receivable, net	57,391	93,325
	Other receivables	6,192	7,321
	Reinsurance recoverable on paid losses	4,861	3,324
	Reinsurance recoverable on unpaid losses	34,874	35,327
	Ceded unearned premiums	4,375	—
	Deferred acquisition costs	76	8
	Other assets	35,099	41,816

	Total assets	$1,168,748	$1,401,343

Liabilities	Losses and loss expenses	$425,343	$603,241
	Unearned premiums	737	113
	Subordinated debt	167,095	167,089
	Reinsurance balances payable	8,930	34,649
	Deposit liabilities	52,001	54,425
	Income tax payable	575	597
	Other liabilities	37,981	44,462

	Total liabilities	692,662	904,576

Shareholders’ Equity	Serial convertible preferred shares, $1.00 par value, $10,000 stated value — 30 million shares authorized, 0.01 million and 0.01 million shares issued and outstanding, respectively	58,132	58,132
	Common shares, $1.00 par value — 350 million shares authorized, 72.6 million and 72.4 million shares issued and outstanding, respectively	72,568	72,351
	Additional paid-in capital	873,824	873,142
	Accumulated other comprehensive loss	(650)	(100)
	Accumulated deficit	(524,798)	(503,711)
	Restricted shares at cost (0.4 million and 0.4 million shares, respectively)	(2,990)	(3,047)

	Total shareholders’ equity	476,086	496,767

	Total liabilities and shareholders’ equity	$1,168,748	$1,401,343

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Operations and Comprehensive Operations
Group Ltd.	(Dollars in thousands, except per share amounts)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2007	2006	2007	2006
		(Unaudited)
Revenues	Net premiums earned	$(7,111)	$15,309	$(12,305)	$92,396
	Net investment income	13,078	13,249	26,758	31,161
	Net realized investment losses	(219)	(3,379)	(2,491)	(8,038)
	Fee income	16	27	79	218

		5,764	25,206	12,041	115,737

Losses and Expenses	Losses and loss expenses incurred	968	850	(2,214)	18,650
	Commission and brokerage	(35)	4,630	(428)	16,525
	Other reinsurance related expense	2,965	2,255	4,738	5,976
	Operating expenses	9,937	11,392	21,778	22,357
	Foreign exchange (gains) losses	(199)	338	(377)	1,265
	Interest expense	3,625	3,601	7,237	7,212

		17,261	23,066	30,734	71,985

	(Loss) income before income taxes and convertible preferred share dividends	(11,497)	2,140	(18,693)	43,752
	Income tax provision	68	—	69	—

	Net (loss) income before convertible preferred share dividends	$(11,565)	$2,140	$(18,762)	$43,752

	Convertible preferred share dividends	1,162	1,375	2,325	2,538

	Net (loss) income to common shareholders	$(12,727)	$765	$(21,087)	$41,214

Comprehensive Operations, Net of Tax	Net (loss) income before convertible preferred share dividends	$(11,565)	$2,140	$(18,762)	$43,752
	Net change in unrealized depreciation on investments	(2,278)	(4,087)	(3,037)	(11,715)
	Reclassification adjustments for losses included in net (loss) income	215	3,374	2,487	8,033
	Minimum additional pension liability	—	—	—	123

	Comprehensive (loss) income	$(13,628)	$1,427	$(19,312)	$40,193

Per Share	Basic:
	(Loss) income before convertible preferred share dividends	$(0.16)	$0.03	$(0.26)	$0.61
	Net (loss) income to common shareholders	$(0.18)	$0.01	$(0.29)	$0.57

	Average shares outstanding (000’s)	72,147	71,986	72,095	71,927

	Diluted:
	Net (loss) income	$(0.18)	$0.01	$(0.29)	$0.57

	Average shares outstanding (000’s)	72,147	71,986	72,095	77,025

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Shareholders’ Equity
Group Ltd.	(Dollars in thousands)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2007	2006	2007	2006
		(Unaudited)
Convertible Preferred Shares	Balance at beginning and end of period	$58,132	$58,132	$58,132	$58,132

Common Shares	Balance at beginning of period	$72,588	$72,410	$72,351	$72,281
	(Cancellation) issuance of common shares, net	(20)	(2)	217	127

	Balance at end of period	$72,568	$72,408	$72,568	$72,408

Additional Paid-in Capital	Balance at beginning of period	$873,929	$875,228	$873,142	$875,224
	(Cancellation) issuance of common shares, net	(105)	(580)	682	(576)

	Balance at end of period	$873,824	$874,648	$873,824	$874,648

Accumulated Other Comprehensive Operations	Balance at beginning of period	$1,413	$(8,314)	$(100)	$(5,468)
	Change in unrealized losses on investments	(2,063)	(713)	(550)	(3,682)
	Change in minimum additional pension liability	—	—	—	123

	Balance at end of period	$(650)	$(9,027)	$(650)	$(9,027)

(Accumulated Deficit)	Balance at beginning of period	$(512,071)	$(486,900)	$(503,711)	$(527,349)
	Net (loss) income before convertible preferred share dividends	(11,565)	2,140	(18,762)	43,752
	Dividends to convertible preferred shareholders	(1,162)	(1,375)	(2,325)	(2,538)

	Balance at end of period	$(524,798)	$(486,135)	$(524,798)	$(486,135)

Restricted Shares	Balance at beginning of period	$(3,694)	$(6,846)	$(3,047)	$(7,502)
	Cancellation (issuance) of restricted shares, net	204	743	(825)	603
	Amortization of restricted shares	500	615	882	1,411

	Balance at end of period	$(2,990)	$(5,488)	$(2,990)	$(5,488)

Total Shareholders’ Equity	Balance at beginning of period	$490,297	$503,710	$496,767	$465,318
	(Cancellation) issuance of common shares, net	(125)	(582)	899	(449)
	Restricted shares, net	704	1,358	57	2,014
	Unrealized depreciation on investments	(2,063)	(713)	(550)	(3,682)
	Minimum additional pension liability	—	—	—	123
	Net (loss) income before convertible preferred share dividends	(11,565)	2,140	(18,762)	43,752
	Dividends to convertible preferred shareholders	(1,162)	(1,375)	(2,325)	(2,538)

	Balance at end of period	$476,086	$504,538	$476,086	$504,538

The accompanying notes are an integral part of these statements.

PXRE	Consolidated Statements of Cash Flows
Group Ltd.	(Dollars in thousands)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2007	2006	2007	2006
		(Unaudited)
Cash Flows from Operating Activities	Premiums collected, net of reinsurance	$(17,383)	$(6,157)	$(5,841)	$136,501
	Losses and loss adjustment expenses paid, net of reinsurance	(47,496)	(139,269)	(176,768)	(402,590)
	Commission and brokerage (paid) received, net of fee income	(247)	4,179	41	(4,816)
	Operating expenses paid	(10,782)	(14,560)	(23,042)	(27,701)
	Net investment income received	11,959	9,472	24,075	27,400
	Interest paid	(1,372)	(1,360)	(7,166)	(7,154)
	Income taxes (paid) recovered	—	(123)	(91)	91
	Trading portfolio purchased	—	(52,175)	—	(101,714)
	Trading portfolio disposed	2,042	52,445	2,042	92,566
	Deposit liabilities paid	(1,462)	(8,275)	(2,424)	(11,812)
	Other	488	(726)	(2,521)	(3,607)

	Net cash used by operating activities	(64,253)	(156,549)	(191,695)	(302,836)

Cash Flows from Investing Activities	Fixed maturities available for sale purchased	(43,099)	(47)	(43,248)	(67,038)
	Fixed maturities available for sale disposed or matured	66,658	34,304	82,491	603,837
	Hedge funds purchased	—	—	—	(4,000)
	Hedge funds disposed	4,893	104,248	12,173	117,364
	Other invested assets purchased	—	(35)	—	(35)
	Other invested assets disposed	654	598	1,410	1,171
	Net change in short-term investments	38,001	19,704	138,968	(342,334)
	Payable for securities	—	100	—	100

	Net cash provided by investing activities	67,107	158,872	191,794	309,065

Cash Flows from Financing Activities	Proceeds from issuance of common shares	124	162	217	419
	Cash dividends paid to preferred shareholders	—	(1,375)	—	(2,538)
	Cost of shares repurchased	—	—	(99)	(263)

	Net cash provided (used) by financing activities	124	(1,213)	118	(2,382)

	Net change in cash	2,978	1,110	217	3,847
	Cash, beginning of period	9,490	17,241	12,251	14,504

	Cash, end of period	$12,468	$18,351	$12,468	$18,351

	Reconciliation of net (loss) income to net cash used by operating activities:
	Net (loss) income before convertible preferred share dividends	$(11,565)	$2,140	$(18,762)	$43,752
	Adjustments to reconcile net (loss) income to net cash used by operating activities:
	Losses and loss expenses	(44,639)	(168,131)	(177,898)	(478,217)
	Unearned premiums	7,593	(43,215)	(3,751)	(41,408)
	Deferred acquisition costs	(76)	9,825	(68)	5,106
	Receivables	7,706	24,902	37,063	102,161
	Reinsurance balances payable	(25,043)	(2,365)	(25,719)	(7,916)
	Reinsurance recoverable	(1,889)	29,711	(1,084)	59,125
	Income taxes	68	(123)	(22)	91
	Equity in earnings of limited partnerships	(654)	(167)	(1,188)	(6,039)
	Trading portfolio purchased	—	(52,175)	—	(101,714)
	Trading portfolio disposed	2,042	52,445	2,042	92,566
	Deposit liability	(1,462)	(8,275)	(2,424)	(11,812)
	Receivable on commutation	—	—	—	35,154
	Other	3,666	(1,121)	116	6,315

	Net cash used by operating activities	$(64,253)	$(156,549)	$(191,695)	$(302,836)

The accompanying notes are an integral part of these statements.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
1. Organization
     PXRE Group Ltd. (the “Company” or collectively with its subsidiaries, “PXRE”) is an insurance holding company organized in Bermuda. PXRE has historically provided reinsurance products and services to a worldwide marketplace through its subsidiary operations located in Bermuda, Europe and the United States. PXRE’s primary focus has historically been to provide property catastrophe reinsurance and retrocessional coverage. PXRE also provided marine, aviation and aerospace products and services. In February 2006, the Company’s counterparty credit and financial strength ratings were downgraded by three rating agencies, after which the Company withdrew such ratings. Subsequent to the Company’s ratings downgrades and through to March 31, 2007, PXRE did not renew any of its reinsurance contracts that expired or were cancelled, nor did PXRE write any new reinsurance contracts during the period between February 2006 and March 31, 2007.
     On March 14, 2007, the Board of Directors concluded its strategic alternatives evaluation process and announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argonaut Group, Inc. (“Argonaut”). Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors and shareholders of both companies, Argonaut stockholders will receive, subject to certain adjustments, 6.4672 shares of PXRE common stock in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common stock will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common stock and convertible voting preferred shares. The completion of the merger is expected to occur on August 7, 2007, subject to the satisfaction or waiver of the remaining closing conditions and other provisions of the Merger Agreement.
     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based subsidiary, Peleus Reinsurance Ltd. (“Peleus Re”). Peleus Re has been rated “A-” by A.M. Best & Company (“A.M. Best”) and has commenced operations. Peleus Re focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to provide reinsurance of casualty risks. Following the merger, Peleus Re will provide quota share reinsurance to Argonaut for its property and casualty risks. Peleus Re has written a limited number of new property catastrophe reinsurance contracts during the three months ended June 30, 2007. Peleus Re was initially capitalized during the first quarter of 2007 with $213 million contributed from the existing surplus of PXRE Reinsurance Ltd. (“PXRE Bermuda”). PXRE Bermuda and PXRE Reinsurance Company (“PXRE Reinsurance”) have been placed into an orderly voluntary runoff, except for providing intercompany reinsurance support to Peleus Re.
     All information included in the interim consolidated financial statements and related notes reflects only the results of PXRE and does not reflect any impact of the proposed merger other than certain merger related expenses.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
Basis of Presentation and Consolidation
     The interim consolidated financial statements have been prepared in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”). These statements reflect the consolidated operations of the Company and its wholly-owned subsidiaries, including Peleus Re, PXRE Bermuda, PXRE Corporation (“PXRE Delaware”), PXRE Reinsurance, PXRE Solutions, S.A. (“PXRE Europe”), PXRE Holding (Ireland) Limited (“PXRE Ireland”), PXRE Reinsurance (Barbados) Ltd. (“PXRE Barbados”), and Mid-Atlantic Risk Systems (“MARS”). All intercompany transactions have been eliminated in preparing these interim consolidated financial statements.
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The relevant company is to determine whether it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption and during the first six months of 2007, FIN 48 had no material effect on the Company’s interim consolidated financial statements, and as of June 30, 2007, there were no material reserves for uncertain tax positions recorded in the Company’s interim consolidated financial statements. The Company’s accounting policy for reserves for uncertain tax positions recorded and related interest and penalties is to record these items as income tax expense in the Consolidated Statements of Operations and Comprehensive Operations. The Internal Revenue Service, in their normal course of performing examinations, is currently conducting an examination of the 2002 and later tax years. The examination remains open as of June 30, 2007.

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
3. Underwriting
     Premiums written and earned for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase	June 30,		Increase
($000’s)	2007	2006	(Decrease)	2007	2006	(Decrease)
Premiums written
Gross premiums written	$(474)	$(22,098)		$(2,553)	$99,287
Ceded premiums written	956	(5,808)		(13,503)	(48,300)

Net premiums written	$482	$(27,906)	102	$(16,056)	$50,987	(131)

Premiums earned
Gross premiums earned	$(1,191)	$32,554		$(3,177)	$128,198
Ceded premiums earned	(5,920)	(17,245)		(9,128)	(35,802)

Net premiums earned	$(7,111)	$15,309	(146)	$(12,305)	$92,396	(113)

     PXRE has written a limited number of new property catastrophe reinsurance contracts during the second quarter of 2007 through its newly formed Bermuda subsidiary, Peleus Re, which decreased the negative amounts of both gross premiums written and gross premiums earned during the six months ended June 30, 2007 by $0.8 million and $0.1 million, respectively, as compared to the prior year comparable period. The negative gross premiums written and gross premiums earned in the three and six months ended June 30, 2007 are primarily due to adjustments of prior-year premiums, including reinstatement premiums.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
     PXRE purchases catastrophe retrocessional coverage for its own protection, depending on market conditions. PXRE purchases reinsurance primarily to reduce its exposure to severe losses related to any one event or catastrophe. In the six months ended June 30, 2007, PXRE did not purchase any new retrocessional coverage. In 2007 and 2006, PXRE had reinsurance treaties in place with several different coverages, territories, limits and retentions that serve to reduce a large gross loss emanating from any one event. In 2007 and 2006, PXRE also had clash reinsurance protection which allows PXRE to recover losses ceded by more than one reinsured related to any one particular property, primarily related to PXRE’s exposure assumed on per-risk treaties. In 2005, PXRE also sponsored two catastrophe bond transactions that supported two collateralized facilities which provide the Company with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. One of those two collateralized facilities was determined to be a derivative and is therefore recorded at fair value on PXRE’s Interim Consolidated Balance Sheets with the changes in fair value reported in “Other reinsurance related expense” on PXRE’s Interim Consolidated Statements of Operations and Comprehensive Operations for the three and six months ended June 30, 2007 and 2006. As PXRE’s catastrophe exposures for 2007 are no longer expected to be significant, PXRE entered into an agreement for the period of July 1, 2007 to December 31, 2007, through which it sold catastrophe protection to a third party mirroring this collateralized facility in order to offset its expense for the last six months of 2007. The change in fair value that will not be offset amounting to $1.7 million was expensed in the second quarter of 2007. PXRE currently expects to utilize this facility in 2008. The other collateralized facility was terminated during the first quarter of 2007 and as a result termination charges and all remaining premiums due, which collectively totaled $24.2 million, were recognized as of December 31, 2006, when PXRE determined it had no likely future benefit from this collateralized facility.
     The decrease in both ceded premiums written and ceded premiums earned during the three and six months ended June 30, 2007 as compared to the prior year comparable periods was largely due to a decrease of $7.2 million and $33.7 million in ceded premiums written, respectively, and $11.2 million and $25.4 million in ceded premiums earned, respectively, associated with excess of loss retrocessional catastrophe coverage, including one of the collateralized catastrophe facilities entered into during 2005 to protect the Company against a severe catastrophe event. That collateralized catastrophe facility was terminated as noted above, with termination charges recognized as of December 31, 2006.
     In the event that retrocessionaires are unable to meet their contractual obligations, PXRE would remain liable for the underlying covered claims and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
4. Investments
     The following table summarizes investments with unrealized losses at fair value by length of continuous unrealized loss position as of June 30, 2007:

	One Year or Less		Over One Year
		Unrealized		Unrealized
($000’s)	Fair Value	Loss	Fair Value	Loss
United States government securities	$1,673	$(24)	$46,291	$(932)
United States government sponsored agency debentures	8,359	(146)	21,877	(529)
United States government sponsored agency mortgage- backed securities	—	—	14,296	(691)
Other mortgage and asset-backed securities	780	(10)	39,833	(1,312)
Obligations of states and political subdivisions	—	—	1,035	(21)
Corporate securities	2,898	(33)	41,963	(1,372)

Total temporarily impaired securities	$13,710	$(213)	$165,295	$(4,857)

     During the three months ended June 30, 2007, PXRE recorded $0.2 million in other than temporary impairment charges. During the six months ended June 30, 2007, PXRE recorded $2.5 million in other than temporary impairment charges, $2.3 million of which related to a single asset-backed security that suffered a collateral shortfall. The remaining $0.2 million of other than temporary impairment charges recorded during 2007 related to investments that the Company may not have the ability to hold to maturity or recovery.
     Unrealized losses amounting to $1.3 million of the total unrealized loss on fixed maturity investments as of June 30, 2007 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses are primarily due to increases in interest rates since the purchase dates for individual securities.
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

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
     Unrealized losses amounting to $1.1 million of the total unrealized loss on fixed maturity investments as of December 31, 2006 relate to investments that PXRE has deposited in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions. The remaining unrealized losses were primarily due to increases in interest rates since the purchase dates for individual securities.
     Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $194.7 million were issued at June 30, 2007 in respect of reported loss and loss expense reserves. Cash and investments with a fair value of $239.5 million have been pledged as collateral with issuing banks. In addition, securities with a par value of $9.7 million were on deposit with various state insurance departments at June 30, 2007 in order to comply with insurance laws.
     PXRE has outstanding commitments for funding an investment in a limited partnership of $0.2 million at June 30, 2007.
     At June 30, 2007, PXRE has deposited cash and securities with a fair value of $51.5 million in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.
5. Derivative Instruments
     As discussed in Note 3, PXRE entered into an agreement that provided $250.0 million of collateralized catastrophe protection with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage was effective January 1, 2006 and provided the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, PXRE will make a recovery under the agreement. The recovery is based on modeled losses and is not limited to PXRE’s ultimate net loss from the loss event. The coverage provided $250.0 million of protection for the period from January 1, 2006 to December 31, 2006 and provides $125.0 million for the period from January 1, 2007 to December 31, 2008. As PXRE’s catastrophe exposures for 2007 are not expected to be significant, PXRE entered into an agreement for the period of July 1, 2007 to December 31, 2007, through which it sold catastrophe protection to a third party mirroring this collateralized facility in order to offset its expense for the last six months of 2007. The change in the fair value that will not be offset amounting to $1.7 million was expensed in the second quarter of 2007. PXRE currently expects to utilize this facility in 2008. The protections afforded by this collateralized catastrophe facility are expected to be utilized by Peleus Re in 2008.

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
6. Earnings Per Share
     A reconciliation of (loss) income before convertible preferred share dividends to (loss) income, and shares, which affect basic and diluted earnings per share, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($000’s, except per share data)	2007	2006	2007	2006
Net (loss) income available to common shareholders:
Net (loss) income before convertible preferred share dividends	$(11,565)	$2,140	$(18,762)	$43,752
Convertible preferred share dividends	(1,162)	(1,375)	(2,325)	(2,538)

Net (loss) income to common shareholders	$(12,727)	$765	$(21,087)	$41,214

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	72,147	71,986	72,095	71,927
Equivalent shares of underlying options	6	—	6	3
Equivalent number of convertible preferred shares	5,200	5,104	5,177	5,095

Weighted average common equivalent shares (diluted)	77,353	77,090	77,278	77,025

Weighted average common equivalent shares when anti-dilutive	72,147	71,986	72,095	—

Per share amounts:
Basic:
(Loss) income before convertible preferred share dividends	$(0.16)	$0.03	$(0.26)	$0.61
Net (loss) income to common shareholders	$(0.18)	$0.01	$(0.29)	$0.57

Diluted:
Net (loss) income	$(0.18)	$0.01	$(0.29)	$0.57

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
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
8. Shareholders’ Equity
     As of June 30, 2007, the Company had the following equity securities outstanding: (i) 63.7 million common shares, (ii) 8.9 million convertible voting common shares, and (iii) 5,813 convertible voting preferred shares.
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

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
     As of June 30, 2007 and 2006, 5,813 convertible preferred shares were outstanding, which were convertible into 5.2 million common shares. Convertible preferred shares are convertible into convertible common shares at the option of the holder at any time at a conversion price equal to the original conversion price, subject to certain dilution adjustments. The number of convertible common shares issued upon the conversion of each convertible preferred share would be equal to the sum of the original purchase price ($10,000) of such convertible preferred share plus accrued but unpaid dividends divided by the adjusted conversion price. The conversion price is subject to adjustment to avoid dilution in the event of recapitalization, reclassification, stock split, consolidation, merger, amalgamation or other similar event or an issuance of additional common shares in a private placement below the fair market value or in a registered public offering below 95% of fair market value (in each case, fair market value being the value immediately prior to the date of announcement of such issuance) or without consideration. As a result of the issuance of 8.8 million common shares in October 2005 at the price of $13.25 per share pursuant to a public offering of common shares and the issuance of 34.1 million common shares upon the exchange of the Series D Perpetual Preferred Shares at the exchange price of $11.00 per share, the conversion price on the Preferred Shares was adjusted downwards by $1.75 in accordance with the terms of the underlying share purchase agreement.
     In addition, the conversion price is subject to adjustment, for certain loss and loss expense development on reserves for losses incurred on or before September 30, 2001 (and loss adjustment expenses related thereto) and for any liability or loss arising out of pending material litigation (other than legal fees and expenses), on an after-tax basis, equal to an amount computed in accordance with a formula as set forth in the Description of Stock. Adjustments occur if the development exceeds a deductible after-tax threshold of $7.0 million and, with respect to all reserves other than reserves for certain discontinued operations and the events of September 11, 2001 and liability arising out of pending litigation, the adjustment is limited to $12.0 million of further development. At June 30, 2007, PXRE has incurred $43.4 million of net adverse development above this $7.0 million threshold. As a result of this, and the anti-dilution adjustment discussed above, as of June 30, 2007, the adjusted conversion price was $11.13.
     On March 14, 2007, in connection with the execution of the Merger Agreement with Argonaut, the holders of the convertible preferred shares of PXRE (the “Preferred Shareholders”) and the holders of the convertible common shares of PXRE (the “Convertible Common Shareholders” and, together with the Preferred Shareholders, the “Stockholders”), entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the Stockholders agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE has agreed to reduce the conversion price of the convertible preferred shares from $11.28 to $6.24 per convertible preferred share which will result in the issuance of an additional 4.2 million common shares upon the closing of the Merger. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006 (the “Waived Dividends”). Accordingly, as of June 30, 2007, dividends amounting to $2.3 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
9. Segment Information
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
     If the Plan of Merger is consummated, management will re-evaluate the Company’s segments in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.
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
Net Premiums Written

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($000’s)	2007	2006	2007	2006
Catastrophe and Risk Excess
International	$(2,291)	$(8,197)	$(4,391)	$71,359
North American	1,331	(12,914)	(27)	30,270
Excess of Loss Cessions	1,414	(6,661)	(11,680)	(50,595)

	454	(27,772)	(16,098)	51,034

Exited Lines
International	28	(141)	21	(126)
North American	—	7	21	79

	28	(134)	42	(47)

Total	$482	$(27,906)	$(16,056)	$50,987

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
Net Premiums Earned

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($000’s)	2007	2006	2007	2006
Catastrophe and Risk Excess
International	$(2,271)	$20,097	$(4,277)	$86,872
North American	593	12,912	(765)	43,501
Excess of Loss Cessions	(5,461)	(17,567)	(7,305)	(37,935)

	(7,139)	15,442	(12,347)	92,438

Exited Lines
International	28	(141)	21	(126)
North American	—	8	21	84

	28	(133)	42	(42)

Total	$(7,111)	$15,309	$(12,305)	$92,396

     Underwriting (loss) income includes net premiums earned, losses and loss expenses incurred and commission and brokerage, net of fee income, but does not include net investment income, net realized investment gains or losses, other fee income, other reinsurance related expense, operating expenses, foreign exchange gains or losses, or interest expense.
Underwriting (Loss) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($000’s)	2007	2006	2007	2006
Catastrophe and Risk Excess
International	$(1,008)	$41,770	$370	$99,327
North American	(1,115)	(16,154)	(983)	(5,267)
Excess of Loss Cessions	(5,447)	(16,164)	(7,190)	(35,233)

	(7,570)	9,452	(7,803)	58,827

Exited Lines
International	56	(40)	421	167
North American	(514)	444	(2,247)	(1,555)

	(458)	404	(1,826)	(1,388)

Total	$(8,028)	$9,856	$(9,629)	$57,439

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
     The following table reconciles underwriting (loss) income for the operating segments to (loss) income before income taxes and convertible preferred share dividends as reported in the Interim Consolidated Statements of Operations and Comprehensive Operations.

	Three Months Ended		Six Months Ended
($000’s)	June 30,		June 30,
	2007	2006	2007	2006
Underwriting (loss) income	$(8,028)	$9,856	$(9,629)	$57,439
Net investment income	13,078	13,249	26,758	31,161
Net realized investment losses	(219)	(3,379)	(2,491)	(8,038)
Other fee income	—	—	45	—
Other reinsurance related expense	(2,965)	(2,255)	(4,738)	(5,976)
Operating expenses	(9,937)	(11,392)	(21,778)	(22,357)
Foreign exchange gains (losses)	199	(338)	377	(1,265)
Interest expense	(3,625)	(3,601)	(7,237)	(7,212)

Income (loss) before income taxes and convertible preferred share dividends	$(11,497)	$2,140	$(18,693)	$43,752

10. Employee Benefits
     The qualified and non-qualified defined benefit pension plans were curtailed effective March 31, 2004 and employees no longer accrue additional benefits thereunder.
     The components of net pension (income) expense for these company-sponsored plans are as follows:

	Three Months Ended		Six Months Ended
($000’s)	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic benefit (income) expense:
Interest cost	$72	$89	$144	$178
Expected return on assets	(89)	(83)	(178)	(166)
Recognized net actuarial costs	4	25	8	50

Net periodic benefit (income) expense	$(13)	$31	$(26)	$62

     During the six months ended June 30, 2007, the Company made no contributions to its pension plans. In May 2007, the Company decided to terminate its U.S. defined benefit pension plans and therefore expects to make contributions of approximately $2.5 million after June 30, 2007. In conjunction with the termination of the pension plans the Company may incur a termination charge which is not currently estimable.
     The assumptions used to determine the net periodic benefit (income) expense as outlined above are described in Note 11 to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

PXRE Group Ltd. Notes to Consolidated Financial Statements (Unaudited)
11. Commitments and Contingencies
     The Merger Agreement contains certain termination rights for both PXRE and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the Merger Agreement could obligate PXRE to pay a termination fee of $20 million.
     If the Plan of Merger is consummated, then certain obligations will be triggered in conjunction with the transaction, including accelerated vesting of certain share-based compensation, obligations under a Separation Agreement with our Chief Executive Officer and investment banking fees. With respect to share-based compensation, 0.3 million of the 0.4 million restricted shares at June 30, 2007 and all of the unvested options at June 30, 2007 will vest on the date of the closing of the Merger, resulting in up to $2.4 million of accelerated expense. With respect to the Separation Agreement with our Chief Executive Officer, an obligation for $1.8 million of lump sum payments payable six months after the closing of the Merger, in addition to any vesting of restricted shares or options expense included in the $2.4 million accelerated expense noted earlier, will become due. Lastly, investment banking fees of approximately $4.2 million will be payable upon the closing of the Merger.
     Between May 3, 2006 and June 16, 2006 several class action lawsuits were filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer and John Modin, the Company’s former Chief Financial Officer, in the United States District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Pursuant to an Opinion and Order of the United States District Court for the Southern District of New York dated March 30, 2007; these lawsuits have been consolidated into one proceeding.
     On June 15, 2007, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of purchasers of PXRE common stock between September 11, 2005 and February 22, 2006 (the “Amended Class Action Complaint”). The Amended Class Action Complaint names PXRE’s former Chief Operating Officer, Guy Hengesbaugh, as an additional defendant.
     The Amended Class Action Complaint alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Class Action Complaint alleges, among other things, that the Company fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business. The Amended Class Action Complaint seeks an unspecified amount of damages, as well as attorneys’ fees and costs.
     On February 21, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. The parties have agreed to extend the term of the tolling agreement to October 1, 2007.

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
12. Subsequent Events
On July 25, 2007, PXRE shareholders voted to approve the issuance of common shares of PXRE and the other items that shareholders had been asked to vote on as contemplated by the previously announced Merger Agreement by and among PXRE, PXMS Inc. and Argonaut dated as of March 14, 2007, as amended and restated as of June 8, 2007. PXRE and Argonaut expect to complete the proposed merger on August 7, 2007, subject to the satisfaction or waiver of the remaining closing conditions and other provisions of the Merger Agreement.

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
     The following is a discussion and analysis of PXRE’s results of operations for the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006, and also a discussion of our financial condition as of June 30, 2007. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and notes thereto and PXRE’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), including the audited consolidated financial statements and notes thereto, the discussion of Certain Risks and Uncertainties and the discussion of Critical Accounting Policy Disclosures contained in the 10-K.
Overview
     PXRE Group Ltd. is an insurance holding company organized in Bermuda. We have historically provided reinsurance products and services to a worldwide marketplace through our wholly owned subsidiary operations located in Bermuda, Europe and the United States. Our primary business has been catastrophe and risk excess reinsurance, which accounted for substantially all of our net premiums earned during the three months ended June 30, 2007 and 2006.
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

     Since the downgrade and withdrawal of our credit ratings in early 2006 and through to March 31, 2007, we did not underwrite any material new reinsurance contracts or renew any of our expiring reinsurance contracts. During 2006, most of our clients exercised their contractual rights to terminate their reinsurance contracts with us as a result of the decline in our ratings and capital. In order to manage our peak zone catastrophe exposures, the Company had also selectively allowed extra-contractual cancellations on certain contracts that did not contain cancellation provisions triggered by rating downgrades. During the three months ended June 30, 2007, we have written a limited number of new property catastrophe reinsurance contracts through our newly formed Bermuda subsidiary, Peleus Re.
     We had a net loss before convertible preferred share dividends of $11.6 million for the second quarter ended June 30, 2007 compared to net income before convertible preferred share dividends of $2.1 million in the comparable prior year period largely due to the decrease in net premiums earned as we had written a limited number of property catastrophe reinsurance contracts during the second quarter of 2007 as compared to the prior-year comparable period, while continuing to have ceded earned premiums from in force ceded reinsurance contracts. The Company had negative $7.1 million in net premiums earned during the quarter ended June 30, 2007, as compared to $15.3 million in the comparable prior year period.
     Proposed Merger with Argonaut Group, Inc.
     On March 14, 2007, the Board of Directors concluded its strategic alternatives evaluation process and announced that we had entered into the Merger Agreement with Argonaut. Pursuant to the terms of the Merger Agreement, Argonaut will merge into a newly formed PXRE Group Ltd. subsidiary, PXMS, Inc. Upon completion of the merger, and subject to the terms and conditions of the Merger Agreement which has been unanimously approved by the Board of Directors and shareholders of both companies, Argonaut stockholders will receive, subject to certain adjustments, 6.4672 PXRE common shares in exchange for each share of Argonaut common stock. Upon closing of the transaction, approximately 73% of PXRE’s outstanding common shares will be owned by former Argonaut stockholders, and approximately 27% by former holders of PXRE’s common shares and convertible voting preferred shares. Argonaut stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to PXRE common stock, subject to adjustment to reflect the exchange ratio.
     Upon completion of the merger, PXRE will be renamed “Argo Group International Holdings, Ltd.” and its common shares will be delisted from the New York Stock Exchange and relisted on the NASDAQ. The completion of the merger is expected to occur on August 7, 2007, subject to the satisfaction or waiver of the remaining closing conditions and other provisions of the Merger Agreement.
     The Merger Agreement contains certain termination rights for both us and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the Merger Agreement could obligate PXRE to pay a termination fee of $20 million.

     If the Plan of Merger is consummated, then certain obligations will be triggered in conjunction with the transaction, including accelerated vesting of certain share-based compensation, obligations under a Separation Agreement with our Chief Executive Officer and investment banking fees. With respect to share-based compensation, 0.3 million of the 0.4 million restricted shares at June 30, 2007 and all of the unvested options at June 30, 2007 will vest on the date of the closing of the Merger, resulting in up to $2.4 million of accelerated expense. With respect to the Separation Agreement with our Chief Executive Officer, an obligation for $1.8 million of lump sum payments payable six months after the closing of the Merger, in addition to any vesting of restricted shares or options expense included in the $2.4 million accelerated expense noted earlier, will become due. Lastly, investment banking fees of approximately $4.2 million will be payable upon the closing of the Merger.
     On March 14, 2007, in connection with the execution of the Merger Agreement with Argonaut, the holders of the convertible preferred shares of PXRE (the “Preferred Shareholders”) and the holders of the convertible common shares of PXRE (the “Convertible Common Shareholders” and, together with the Preferred Shareholders, the “Stockholders”), entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the Stockholders agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE has agreed to reduce the conversion price of the convertible preferred shares from $11.28 to $6.24 per convertible preferred share which will result in the issuance of an additional 4.2 million common shares upon the closing of the Merger. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006. Accordingly, as of June 30, 2007, dividends amounting to $2.3 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.
     Concurrently with the announcement of the merger, we also announced the formation of a new Bermuda based subsidiary, Peleus Re, which has been rated “A-” by A.M. Best and has commenced operations. Peleus Re focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. It is also expected to provide reinsurance of casualty risks. Following the merger, Peleus Re will provide quota share reinsurance to Argonaut for its property and casualty risks. Peleus Re had written a limited number of new property catastrophe reinsurance contracts during the three months ended June 30, 2007. Peleus Re was initially capitalized during the first quarter of 2007 with $213 million contributed from the existing surplus of PXRE Bermuda. PXRE Bermuda and PXRE Reinsurance have been placed into an orderly voluntary runoff, except for providing intercompany reinsurance support to Peleus Re.

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

Comparison of Second Quarter Results for 2007 with 2006
     For the quarter ended June 30, 2007, net loss before convertible preferred share dividends was $11.6 million compared to net income before convertible preferred share dividends of $2.1 million for the comparable period of 2006. The decrease in net income during the quarter ended June 30, 2007 as compared to the prior year comparable period was largely due to a $22.4 million decrease in net premiums earned during the quarter ended June 30, 2007 as PXRE had written a limited number of new property catastrophe reinsurance contracts during the second quarter of 2007. Net premiums earned during the three months ended June 30, 2007 were negative $7.1 million primarily as a result of ceded premiums and adjustments of prior-year reinstatement premiums.
     Net loss per diluted common share was $0.18 for the second quarter of 2007 compared to net income per diluted common share of $0.01 for the second quarter of 2006, based on diluted average shares outstanding of approximately 72.1 million in the second quarter of 2007 and approximately 72.0 million in the second quarter of 2006. As the Company incurred a loss from continuing operations in the quarter ended June 30, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” it did not include approximately 5.2 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 6 to the Interim Consolidated Financial Statements.
Premiums
     Gross and net premiums written for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		$ Increase	% Increase
($000’s)	2007	2006	(Decrease)	(Decrease)
Gross premiums written	$(474)	$(22,098)	$21,624	98
Ceded premiums written	956	(5,808)	(6,764)	(116)

Net premiums written	$482	$(27,906)	$28,388	102

     Gross and net premiums earned for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		$ Increase	% Increase
($000’s)	2007	2006	(Decrease)	(Decrease)
Gross premiums earned	$(1,191)	$32,554	$(33,745)	(104)
Ceded premiums earned	(5,920)	(17,245)	(11,325)	(66)

Net premiums earned	$(7,111)	$15,309	$(22,420)	(146)

     The reduced amount of negative gross premiums written during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was due to the high level of return premium due to cancellation or non-renewal of many of our reinsurance contracts in the second quarter of 2006 following our ratings downgrades in 2006 as well as the termination of one pro rata contract which resulted in a reduction of written premium of $14.8 million during the second quarter of 2006. The decrease in gross premiums earned during the quarter ended June 30, 2007 as compared to the prior year comparable period is due to PXRE underwriting only a limited number of new property catastrophe reinsurance contracts during the second quarter of 2007 amounting to $0.1 million of gross earned premium. Gross premiums written and gross premiums earned during the second quarter of 2007 were negative $0.5 million and negative $1.2 million, respectively, primarily as a result of adjustments of prior-year premiums, including reinstatement premiums.

     The decrease in both ceded premiums written and ceded premiums earned during the quarter ended June 30, 2007 was due to a decrease in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2007, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event which was terminated during the first quarter of 2007 with termination charges recognized as of December 31, 2006. PXRE has maintained some retrocessional coverage in 2007 despite underwriting a limited number of new property catastrophe reinsurance contracts during the second quarter of 2007, in anticipation of Peleus Re assuming new reinsurance risks during the course of 2007 and future periods. Ceded premium for retrocessional coverage not expected to be exposed to loss for the balance of 2007 were expensed during the second quarter of 2007 amounting to an additional expense of $2.8 million.
     The increase in net premiums written during the three months ended June 30, 2007 was a result of the increase in gross premiums written of $21.6 million and the decrease in ceded premiums written of $6.8 million. The increase in gross premiums written is related to cancellations of treaties in the second quarter of 2006 that had been bound in the first quarter of 2006 or third quarter of 2005. The decrease in net premiums earned during the three months ended June 30, 2007 was a result of the decrease in gross premiums earned of $33.7 million, offset, in part, by the decrease in ceded premiums earned of $11.3 million.
     A summary of our net premiums written and earned by business segment for the three months ended June 30, 2007 and 2006 is included in Note 9 to the Interim Consolidated Financial Statements.
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

     The following table summarizes the loss ratio, expense ratio and combined ratio for the quarters ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,
(%)	2007	2006
Loss ratio	NM	5.6%
Expense ratio	NM	104.5

Combined ratio	NM	110.1%

Catastrophe and risk excess loss ratio	NM	10.7%

     As a result of the minimal amount of new reinsurance business underwritten in the second quarter of 2007 and the resulting lack of any significant net premiums earned, the loss ratios, expense ratio and combined ratio are not meaningful (“NM”) for the three months ended June 30, 2007.
Losses and Loss Expenses
     Losses and loss expenses incurred amounted to $1.0 million in the second quarter of 2007 compared to $0.9 million in the second quarter of 2006. Our loss ratio was not meaningful, as noted above, for the second quarter of 2007 as compared to 5.6% for the comparable prior year period. There were no significant property catastrophe losses during either the second quarter of 2007 or 2006. The incurred loss amount of $1.0 million in the second quarter of 2007 was primarily due to net adverse development of $1.0 million on prior year losses and loss expenses. Net adverse development of $1.0 million for prior-year losses and loss expenses, was comprised of $0.5 million of net adverse development on our catastrophe and risk excess segment and $0.5 million of net adverse development on our exited lines segment. There was no material development on Hurricanes Katrina, Rita and Wilma during the second quarter of 2007.
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
Underwriting Expenses
     The expense ratio was not meaningful, as noted above, for the second quarter of 2007 compared to 104.5% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was not meaningful for the second quarter of 2007 compared with 30.1% for the second quarter of 2006. Commission and brokerage, net of fee income for the second quarter of 2007 decreased 101%, or $4.7 million, to negative $0.1 million from $4.6 million in the second quarter of 2006 due to the decrease in net premiums earned as only a limited amount of new business was underwritten in the three months ended June 30, 2007. Commission and brokerage, net of fee income, during the second quarter of 2007 was negative $0.1 million as a result of adjustments of net premiums earned on prior-year premiums.

     The operating expense ratio was not meaningful, as noted above, for the three months ended June 30, 2007 compared with 74.4% for the comparable period of 2006. Operating expenses decreased 13%, or $1.5 million, to $9.9 million in the second quarter of 2007 from $11.4 million in the second quarter of 2006 due primarily to decreased human resource and facility related costs. Operating expenses include $1.6 million and $1.7 million in legal and financial advisory costs for the three months ended June 30, 2007 and 2006, respectively, which were principally related to the proposed merger with Argonaut Group, Inc.
Other Reinsurance Related Expense
     In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the quarter ended June 30, 2007, other reinsurance related expense increased $0.7 million to $3.0 million for the three months ended June 30, 2007 from $2.3 million in the comparable period of 2006. The increase in expense was mainly due to a decrease in fair value of this derivative asset. This was offset, in part, by the decrease in protection provided by the derivative to $125.0 million in 2007 from $250.0 million in 2006.
Net Investment Income
     Net investment income for the second quarter of 2007 decreased 1%, or $0.1 million, to $13.1 million for the three months ended June 30, 2007 from $13.2 million in the comparable period of 2006. The slight decrease in net investment income was due to a $3.1 million decrease in income from our fixed maturity and short-term investment portfolios. The decrease in income from our fixed maturity and short-term investment portfolios was due to a decrease in the average invested balances in our fixed maturity and short-term investment portfolio as a result of cash flow used principally for the payment of claims. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 5.3% during the second quarter of 2007, on an annualized basis, compared with 5.1% during the comparable prior-year period due to improved yields throughout the portfolio. This decrease in income from our fixed maturity and short-term investment portfolios was offset by a $2.4 million decrease in investment expenses as a result of the commutation of several reinsurance contracts that required PXRE to credit interest to the counterparties to these transactions, when these contracts were in place in 2006, and a $0.6 million increase in income from our hedge fund and other invested asset portfolios during the second quarter of 2007. Subsequent to, and as a result of the ratings downgrades in 2006, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future quarters as we receive the proceeds from our various hedge fund investments, expected to be received in full by the end of 2007.
Net Realized Investment Losses
     Net realized investment losses for the second quarter of 2007 were $0.2 million compared to $3.4 million in the second quarter of 2006 as write-downs of investment securities due to other than temporary impairment charges totaled $0.2 million in the second quarter of 2007 versus $3.3 million in the second quarter of 2006.

Income Taxes
     The tax expense recognized during the second quarter of 2007 was minimal foreign tax. There was no tax expense recognized during the second quarter of 2006.
     Management has reviewed PXRE’s deferred tax asset as of June 30, 2007, and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrades of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance continues to be required for its entire deferred tax asset.
Comparison of Year-to-Date Results for 2007 with 2006
     For the six months ended June 30, 2007, net loss before convertible preferred share dividends was $18.8 million compared to net income before convertible preferred share dividends of $43.8 million for the comparable period of 2006. The decrease in net income during the six months ended June 30, 2007 as compared to the prior year comparable period was largely due to a $104.7 million decrease in net premiums earned during the six months ended June 30, 2007 as PXRE has written a limited number of new property catastrophe reinsurance contracts during the second quarter of 2007. Net premiums earned during the six months ended June 30, 2007 were negative $12.3 million primarily as a result of ceded premiums and adjustments of prior-year reinstatement premiums. The decrease in net premiums earned was offset, in part, by a $20.9 million decrease in net losses and loss expenses incurred as the Company had no material exposure to catastrophe events in the first six months of 2007 and a $17.0 million decrease in commissions and brokerage associated with decreased premium.
     Net loss per diluted common share was $0.29 for the six months ended June 30, 2007 compared to net income per diluted common share of $0.57 for the comparable period of 2006, based on diluted average shares outstanding of approximately 72.1 million in the first six months of 2007 and approximately 77.0 million in the first six months of 2006. As the Company incurred a loss from continuing operations in the six months ended June 30, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” it did not include approximately 5.2 million of average shares in its calculation of net loss per diluted common shares that are anti-dilutive, as shown in Note 6 to the Interim Consolidated Financial Statements.
Premiums
     Gross and net premiums written for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,		$ Increase	% Increase
($000’s)	2007	2006	(Decrease)	(Decrease)
Gross premiums written	$(2,553)	$99,287	$(101,840)	(103)
Ceded premiums written	(13,503)	(48,300)	(34,797)	(72)

Net premiums written	$(16,056)	$50,987	$(67,043)	(131)

     Gross and net premiums earned for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,		$ Increase	% Increase
($000’s)	2007	2006	(Decrease)	(Decrease)
Gross premiums earned	$(3,177)	$128,198	$(131,375)	(102)
Ceded premiums earned	(9,128)	(35,802)	(26,674)	(75)

Net premiums earned	$(12,305)	$92,396	$(104,701)	(113)

     PXRE has written a limited number of new property catastrophe reinsurance contracts during the second quarter of 2007 which decreased both gross premiums written and gross premiums earned during the six months ended June 30, 2007 as compared to the prior year comparable period. Gross premiums written and gross premiums earned during the six months ended June 30, 2007 were negative $2.6 million and negative $3.2 million, respectively, primarily as a result of adjustments of prior-year premiums, including reinstatement premiums.
     The decrease in both ceded premiums written and ceded premiums earned during the six months ended June 30, 2007 was due to a decrease in ceded premiums associated with excess of loss retrocessional catastrophe coverage during 2007, including one of the collateralized catastrophe facilities entered into during the fourth quarter of 2005 to protect the Company against a severe catastrophe event which was terminated during the first quarter of 2007 with termination charges recognized as of December 31, 2006. PXRE has maintained some retrocessional coverage in 2007 despite underwriting relatively few reinsurance contracts during the first six months of 2007, in anticipation of Peleus Re assuming new reinsurance risks during the course of 2007 and future periods.
     The decrease in both net premiums written and net premiums earned during the six months ended June 30, 2007 was a result of the decrease in gross premiums written and gross premiums earned of $101.8 million and $131.4 million, respectively, offset, in part, by the decrease in ceded premiums written and ceded premiums earned of $34.8 million and $26.7 million, respectively.
     A summary of our net premiums written and earned by business segment for the six months ended June 30, 2007 and 2006 is included in Note 9 to the Interim Consolidated Financial Statements.
Ratios
     The following table summarizes the loss ratio, expense ratio and combined ratio for the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,
(%)	2007	2006
Loss ratio	NM	20.2%
Expense ratio	NM	41.8

Combined ratio	NM	62.0%

Catastrophe and risk excess loss ratio	NM	19.0%

     As a result of the minimal amount of new reinsurance business in the first six months of 2007 and the resulting lack of significant net premiums earned, the loss ratios, expense ratio and combined ratio are not meaningful for the six months ended June 30, 2007.
Losses and Loss Expenses
     Losses and loss expenses incurred amounted to negative $2.2 million in the first six months of 2007 compared to $18.7 million in the corresponding prior-year period. Our loss ratio was not meaningful, as noted above, for the first six months of 2007 as compared to 20.2% for the comparable prior year period. There were no significant property catastrophe losses during either the first six months of 2007 or 2006. The incurred loss amount of negative $2.2 million in the first six months of 2007 was due to net favorable development of $2.2 million on prior year losses and loss expenses. Net favorable development of $2.2 million for prior-year losses and loss expenses, was comprised of $4.1 million of net favorable development on our catastrophe and risk excess segment and $1.9 million of net adverse development on our exited lines segment. The $4.1 million of favorable catastrophe and risk excess development was primarily related to $9.1 million of favorable reported loss activity on our prior-year non-significant catastrophe losses, offset by $5.0 million of adverse development on Hurricanes Katrina, Rita and Wilma, primarily related to a late reported loss by a cedent in run-off.
     During the first six months of 2006, we experienced net favorable development of $10.1 million for prior-year losses and loss expenses, comprised of $11.2 million of favorable development on our catastrophe and risk excess segment, offset by $1.1 million of adverse development on our exited lines segment. The $11.2 million of favorable catastrophe and risk excess development was primarily related to an increase in ceded reinsurance recoveries associated with reported loss activity and industry loss data.
Underwriting Expenses
     The expense ratio was not meaningful, as noted above, for the first six months of 2007 compared to 41.8% during the comparable year-earlier period. The commission and brokerage ratio, net of fee income, was not meaningful for the first six months of 2007 compared with 17.6% for the first six months of 2006. Commission and brokerage, net of fee income for the first six months of 2007 decreased 103%, or $16.8 million, to negative $0.5 million from $16.3 million in the corresponding prior-year period of 2006 due to the decrease in net premiums earned as only a limited amount of new business was underwritten in the six months ended June 30, 2007. Commission and brokerage, net of fee income, during the first six months of 2007 was negative $0.5 million as a result of adjustments of net premiums earned on prior-year reinstatement premiums.
     The operating expense ratio was not meaningful, as noted above, for the six months ended June 30, 2007 compared with 24.2% for the comparable period of 2006. Operating expenses decreased 3%, or $0.6 million, to $21.8 million from $22.4 million in the first six months of 2007 due primarily to decreased human resource and facility related costs, offset by increased legal and financial advisory costs. Operating expenses include $5.5 million and $3.7 million in legal and financial advisory costs in the first six months of 2007 and 2006, respectively, which were principally related to the proposed merger with Argonaut Group, Inc.

Other Reinsurance Related Expense
     In the fourth quarter of 2005, PXRE sponsored a catastrophe bond transaction which was determined to be a derivative and recorded at fair value. During the six months ended June 30, 2007, other reinsurance related expense decreased $1.3 million to $4.7 million for the six months ended June 30, 2007 from $6.0 million in the comparable period of 2006 mainly due to the decrease in protection provided by the derivative to $125.0 million in 2007 from $250.0 million in 2006 which was offset, in part, by a decrease in fair value of this derivative asset.
Net Investment Income
     Net investment income for the six months ended June 30, 2007 decreased $4.4 million, or 14%, to $26.8 million from $31.2 million in the comparable prior-year period. This decrease is primarily a result of a $4.5 million decrease in income from our hedge funds and a $3.8 million decrease in income from our fixed maturity and short-term investment portfolio, offset, in part, by a $4.0 million decrease in investment expenses. The average invested balances in our fixed maturity and short-term investment portfolio decreased due to cash flow used principally for the payment of claims. The net return of the fixed maturity and short-term investment portfolios, excluding realized and unrealized capital gains, increased to 5.2% during the six months ended June 30, 2007, on an annualized basis, compared with 4.6% during the comparable prior-year period due to improved yields throughout the portfolio. Subsequent to, and as a result of the ratings downgrades in 2006, redemption orders were executed for all of the Company’s hedge fund investments and as a result income from hedge funds is expected to continue to decrease in future quarters as we receive the proceeds from our various hedge fund investments, expected to be received in full by the end of 2007. The decrease in investment expenses resulted from the commutation of several reinsurance contracts that required PXRE to credit interest to the counterparties to these transactions, when these contracts were in place in 2006.
Net Realized Investment Losses
     Net realized investment losses for the first six months of 2007 were $2.5 million compared to $8.0 million in the first six months of 2006. The decrease in net realized investment losses relates primarily to the write-down of $2.5 million of investment securities due to other than temporary impairment charges during the six months ended June 30, 2007 compared to $7.1 million of other than temporary impairment charges incurred during the comparable prior year period.
Income Taxes
     The tax expense recognized during the first six months of 2007 was minimal foreign tax. There was no tax expense recognized during the first six months of 2006.
     Management has reviewed PXRE’s deferred tax asset as of June 30, 2007, and due to uncertainty with respect to the amount of future taxable income that will be generated following the downgrades of PXRE’s credit rating in February 2006, has concluded that a full valuation allowance continues to be required for its entire deferred tax asset.
     If the Plan of Merger is consummated, management will re-assess the Company’s ability to utilize its net operating losses in future periods.

FINANCIAL CONDITION
Capital Resources
     The Company and PXRE Delaware rely primarily on dividend payments or capital distributions from PXRE Bermuda, Peleus Re and PXRE Reinsurance to pay their operating expenses, to meet their debt service obligations and to pay dividends. In the wake of losses incurred as a result of Hurricanes Katrina, Rita and Wilma during 2005, PXRE Reinsurance has an accumulated deficit and, therefore, may not declare and pay any dividends without regulatory approval. Based on the statutory surplus of PXRE Bermuda as of December 31, 2006, the aggregate dividends or capital distributions that are available to be paid during 2007, without prior regulatory approval are $104.6 million. Since our recent ratings downgrades we have been actively communicating with the Bermuda Monetary Authority (“BMA”) and we do not intend to make any further dividends or capital distributions from PXRE Bermuda without prior notification to the BMA. We also do not intend to make any dividend or capital distributions from Peleus Re in 2007. Neither Peleus Re nor PXRE Reinsurance paid any dividends in the first six months of 2007. PXRE Bermuda paid a capital distribution of $174.0 million to the Company in 2007 with the consent of the BMA. In addition, the Company made a capital contribution of $163.0 million to Peleus Re and PXRE Bermuda made a capital contribution of $50.0 million to Peleus Re during the first quarter of 2007 with the consent of the BMA. The capital distribution and capital contributions did not impact or limit the $104.6 million of aggregate dividends or capital distributions that PXRE Bermuda may pay during 2007. We anticipate that this remaining dividend and capital distribution capacity (with notification to the BMA) will be sufficient to fund our liquidity needs during 2007.
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
     As a result of our ratings downgrades in 2006, we have underwritten a limited amount of new reinsurance business in the three months ended June 30, 2007, which has significantly decreased cash flows associated with the receipt of reinsurance premiums. In addition, paid losses primarily from the 2005 Hurricanes have resulted in net cash used by operating activities. Subsequent to, and as a result of, the downgrades, we sold approximately $490.5 million of fixed income securities held by PXRE Bermuda, and additionally executed redemption orders for all of the Company’s hedge fund investments. The proceeds of the sales of the fixed income securities were all received by the first week of March 2006 and were reinvested in commercial paper and other short term investments. With respect to the proceeds of the sales of the hedge fund investments, approximately 99.4% of such proceeds were received by June 30, 2007 and the balance is expected to be received in full by the end of 2007.
     Financings
     As of June 30, 2007, PXRE had $167.1 million in subordinated debt securities outstanding as follows:

($000’s)	June 30, 2007
8.85% fixed rate due February 1, 2027	$102,660
7.35% fixed/floating rate due May 15, 2033	18,042
9.75% fixed rate due May 23, 2033	15,464
7.70% fixed/floating rate due October 29, 2033	20,619
7.58% fixed/floating rate due September 30, 2033	10,310

$167,095

     Share Dividends and Book Value
     There were no dividends to common shareholders declared in the second quarter of 2007 and 2006.

     The Board of Directors does not intend to declare dividends on our common shares during the pendency of the proposed merger with Argonaut.
     Pursuant to the Voting Agreement, the Preferred Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006 (the “Waived Dividends”). Accordingly, as of June 30, 2007, dividends amounting to $2.3 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.
     Book value per common share was $6.12 at June 30, 2007 after considering convertible preferred shares at a conversion price of $11.13 and the accrual of the convertible preferred share dividend as of June 30, 2007. Book value per common share would be $5.84 at June 30, 2007 after considering convertible preferred shares at a conversion price of $6.24, the conversion price agreed upon by PXRE and the Preferred Stockholders pursuant to the Voting Agreement, and reversal of the $2.3 million dividend accrued but not due if the Merger closes by August 31, 2007.
     Cash Flows
     Net cash flows used by operations were $64.3 million in the second quarter of 2007 compared to $156.5 million in the second quarter of 2006 primarily due to a decrease in losses and loss expenses paid and a decrease in premiums collected as the Company has underwritten only a limited amount of new business in 2007.
     Because of the nature of the coverages we provide, which typically can produce infrequent losses of high severity, it is not possible to predict accurately our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years.
     Net cash provided by investing activities were $67.1 million in the second quarter of 2007 compared to $158.9 million in the second quarter of 2006. This decrease reflects the decreased cash flows used by operations.
     If the merger with Argonaut is not consummated and our Board of Directors concludes that no other feasible strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to place the reinsurance operations of PXRE into runoff. If runoff is chosen, the only sources of liquidity for our principal operating subsidiaries will be the maturity or sale of investments, as we will no longer expect to have net positive cash flows from operating activities, borrowings, capital contributions or advances. As of June 30, 2007, we have $532.2 million of short term investments and $477.4 million of other investments. The overall duration of the Company’s fixed income and short-term investment strategy is 1.1 years. Based upon our current estimates of losses and loss expenses and other liabilities on our June 30, 2007 interim consolidated balance sheet, we believe we have sufficient liquidity to meet the currently foreseen needs of our counterparties should we elect to go into runoff, however the nature and timing of cash flows could be highly uncertain in this scenario.

     PXRE has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $200.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of June 30, 2007, the Company has pledged assets with a fair value of $239.5 million to support outstanding letters of credit.
     Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements. We do have the following commitments, contingencies and contractual obligations. Payments due by period in the following table reflect liabilities recorded at June 30, 2007 and future commitments.
     Commitments, Contingencies and Contractual Obligations
PAYMENT DUE BY PERIOD

Contractual Obligations		Less Than 1	1 – 3		More Than
($000’s)	Total	Year (1)	Years	3 – 5 Years	5 Years
Long-term debt obligations	$167,095	$—	$—	$—	$167,095
Interest on debt obligations	318,742	7,164	28,653	28,654	254,271
Losses and loss expenses assumed	425,343	100,838	171,468	88,804	64,233
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	3,654	550	1,719	1,385	—
Purchase obligations	—	—	—	—	—
Dividends on convertible preferred shares	3,540	2,325	1,215	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	2,970	2,669	301	—	—

Total	$921,344	$113,546	$203,356	$118,843	$485,599

(1)	Represents liabilities due through to December 31, 2007.
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
     As of June 30, 2007, other commitments and pledged assets include (a) LOCs of $194.7 million which are secured by cash and securities with a fair value of $239.5 million, (b) securities with a par value of $9.7 million which were on deposit with various state insurance departments in order to comply with insurance laws, (c) cash and securities with a fair value of $51.5 million deposited in a trust for the benefit of a cedent in connection with certain deposit liabilities, (d) funding commitments to a limited partnership of $0.2 million, (e) commitments under the subordinated debt securities discussed above, and (f) commitment fees of $0.4 million per annum under the two committed LOC facilities discussed above under “Cash Flows.”
     In order to better protect PXRE against the risk of the occurrence of multiple significant catastrophe events, we sponsored a catastrophe bond transaction that closed during the fourth quarter of 2005. The transaction was a $250.0 million collateralized transaction with A&W II, a Cayman Island reinsurance company, which is accounted for as a derivative. It is designed to provide coverage to PXRE for second event losses in the same calendar year arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The agreement with A&W II provides two tranches of protection to PXRE for the risk that a second significant catastrophe loss arising from a hurricane in the Eastern and Gulf coasts of the United States, a windstorm in northern Europe or earthquake in California occurs following the occurrence of a first significant hurricane, windstorm or earthquake loss. The coverage provided $250.0 million of protection from January 1, 2006 to December 31, 2006 and provides $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. As PXRE’s catastrophe exposures for 2007 are not expected to be significant, PXRE entered into an agreement for the period of July 1, 2007 to December 31, 2007, through which it sold catastrophe protection to a third party mirroring this collateralized facility in order to offset its expense for the last six months of 2007. The change in fair value that will not be offset amounting to $1.7 million was expensed in the second quarter of 2007. PXRE currently expects to utilize this facility in 2008. The annual premium payments with respect to the A&W II facility are approximately $4.0 million in 2007, net of the premium to be received from the agreement, and approximately $8.0 million in 2008.
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
     The reinsurance company that is a counterparty to the A&W II agreement is a variable interest entity under the provisions of FIN 46R. The Company is not the primary beneficiary of this entity and is therefore not required to consolidate this entity in its interim consolidated financial statements.
     The Merger Agreement contains certain termination rights for both PXRE and Argonaut. Under certain circumstances, including those relating to competing business combination proposals, termination of the Merger Agreement could obligate PXRE to pay a termination fee of $20 million.
     If the Plan of Merger is consummated, then certain obligations will be triggered in conjunction with the transaction, including accelerated vesting of certain share-based compensation, obligations under a Separation Agreement with our Chief Executive Officer and investment banking fees. With respect to share-based compensation, 0.3 million of the 0.4 million restricted shares at June 30, 2007 and all of the unvested options at June 30, 2007 will vest on the date of the closing of the Merger, resulting in up to $2.4 million of accelerated expense. With respect to the Separation Agreement with our Chief Executive Officer, an obligation for $1.8 million of lump sum payments payable six months after the closing of the Merger, in addition to any vesting of restricted shares or options expense included in the $2.4 million accelerated expense noted earlier, will become due. Lastly, investment banking fees of approximately $4.2 million will be payable upon the closing of the Merger.
     On March 14, 2007, in connection with the execution of the Merger Agreement with Argonaut, the holders of the convertible preferred shares of PXRE (the “Preferred Shareholders”) and the holders of the convertible common shares of PXRE (the “Convertible Common Shareholders” and, together with the Preferred Shareholders, the “Stockholders”), entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the Stockholders agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE has agreed to reduce the conversion price of the convertible preferred shares from $11.28 to $6.24 per convertible preferred share which will result in the issuance of an additional 4.2 million common shares upon the closing of the Merger. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the Stockholders agreed to waive any dividends that would have otherwise accrued on the Preferred Shares in accordance with the terms of the Description of Stock from and after December 31, 2006. Accordingly, as of June 30, 2007, dividends amounting to $2.3 million were accrued but not paid. If the Plan of Merger is consummated by August 31, 2007, then this accrual for dividends payable will be reversed. However, if the Merger Agreement is terminated, the Voting Agreement will also terminate and the conversion terms in effect prior to entering into the Voting Agreement shall apply and any Waived Dividends that become payable as a result thereof shall not be deemed “past due” dividends under Section 4(c) of the Description of Stock if paid on the next applicable Dividend Due Date.

Investments
     As of June 30, 2007, our investment portfolio, at fair value, was allocated 47.0% in fixed maturity debt instruments, 52.7% in short-term investments, 0.1% in hedge funds and 0.2% in other invested assets.
     The following table summarizes our investments at June 30, 2007 and December 31, 2006 at carrying value:

	Analysis of Investments
	June 30, 2007		December 31, 2006
($000’s, except percentages)	Amount	Percent	Amount	Percent
Fixed maturities:
United States government securities	$53,510	5.3%	$54,200	4.5%
Foreign denominated securities	13,721	1.4	15,497	1.3
United States government sponsored agency debentures	53,550	5.3	53,426	4.4
United States government sponsored agency mortgage-backed securities	118,951	11.8	131,069	10.9
Other mortgage and asset-backed securities	148,081	14.6	166,765	13.9
Obligations of states and political subdivisions	1,234	0.1	1,243	0.1
Corporate securities	85,531	8.5	95,551	7.9

Total fixed maturities	474,578	47.0	517,751	43.0
Short-term investments	532,229	52.7	671,197	55.7

Total fixed maturities and short-term investments	1,006,807	99.7	1,188,948	98.7
Hedge funds	1,077	0.1	12,766	1.1
Other invested assets	1,722	0.2	2,427	0.2

Total investment portfolio	$1,009,606	100.0%	$1,204,141	100.0%

     At June 30, 2007, 97.6% of the fair value of our fixed maturities and short-term investments portfolio was in obligations rated “A-” or better by Moody’s or S&P. Mortgage and asset-backed securities accounted for 26.5% of fixed maturities and short-term investments or 26.4% of our total investment portfolio based on fair value at June 30, 2007. The average yield to maturity on our fixed maturities portfolio, including short-term investments, at both June 30, 2007 and 2006 was 5.4%.
     Fixed maturity investments, other than trading securities, are reported at fair value, with the net unrealized gain or loss, net of tax, reported in other comprehensive income as a separate component of shareholders’ equity. Fixed maturity investments classified as trading securities are reported at fair value, with the net unrealized gain or loss reported as investment income. At June 30, 2007 an after-tax unrealized gain of $0.1 million (a gain of $0.00 per share, after considering convertible preferred shares) was included in shareholders’ equity.

     Short-term investments are carried at amortized cost, which approximates fair value. Our short-term investments, principally U.S. treasury bills and agency securities, amounted to $532.2 million at June 30, 2007, compared to $671.2 million at December 31, 2006.
     A significant component of our investment strategy had, in prior periods, been investing a portion of our invested assets in a diversified portfolio of hedge funds. At June 30, 2007, total hedge fund investments amounted to $1.1 million, representing 0.1% of the total investment portfolio. At December 31, 2006, total hedge fund investments amounted to $12.8 million, representing 1.1% of the total investment portfolio. As noted above, under the caption “Cash Flows,” the Company executed redemption orders for all of its hedge funds during the first quarter of 2006.
     As of June 30, 2007, our investment portfolio also included $1.7 million of other invested assets which is in two mezzanine bond funds. The remaining aggregate cash call commitments in respect of such investments are $0.2 million.
     Hedge funds and other limited partnership investments are accounted for under the equity method. Total investment income for the six months ended June 30, 2007, included $1.2 million attributable to hedge funds and other investments.
Taxes
     PXRE Delaware files U.S. income tax returns for itself and all of its direct or indirect U.S. subsidiaries that satisfy the stock ownership requirements for consolidation. PXRE Delaware is party to a tax allocation agreement concerning filing of consolidated federal income tax returns pursuant to which each of these U.S. subsidiaries makes tax payments to PXRE Delaware in an amount equal to the federal income tax payment that would have been payable by the relevant U.S. subsidiary for the year if it had filed a separate income tax return for that year. PXRE Delaware is required to provide payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by one of these U.S. subsidiaries is less than (or greater than) the annual tax liability for that U.S. subsidiary on a stand-alone basis for that year, the U.S. subsidiary will be required to make up the deficiency to PXRE Delaware (or will be entitled to receive a credit if payments exceed the separate return tax liability of that U.S. subsidiary). PXRE Delaware will review its tax allocation agreements once the Plan of Merger is consummated.

     PXRE does not consider itself to be engaged in a trade or business in the United States and accordingly, does not expect to be subject to direct U.S. income taxation. PXRE currently does not expect to be subject to direct U.S. income taxation once the Plan of Merger is consummated.
Update on Critical Accounting Policy Disclosures
     The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion concerning critical accounting policy disclosures (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policy Disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the Interim Consolidated Financial Statements and the 2006 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimation of losses and loss expenses, estimation and recognition of premiums and valuation of deferred tax assets.

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
     In establishing our loss and loss expense liabilities, PXRE records reserves as management’s best estimate of liabilities as of the balance sheet date. Management believes that the Company’s estimated liability for unpaid losses and loss expenses as of June 30, 2007 is adequate. Since year-end 2004, all of our loss and loss expense estimates have been reviewed annually by an independent internationally recognized actuarial firm, and their conclusions have not, in any period, been materially different than those of the Company.
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
Recent U.S. Catastrophes
Subsequent Development After Initial Estimates

		Percent Change from Initial				Percent Change from Initial
		PCS Industry Loss Estimates (2)				PXRE Loss Estimates (2)
		@ 6	@ 12	@ 2	@	@ 6	@ 12	@ 2	@ 3	@
Date	Event	Mos.	Mos.	Yrs.	Final	Mos.	Mos.	Yrs.	Yrs.	Final
Aug-92	Hurricane Andrew (1)	37%	99%	99%	99%	0%	46%	68%	59%	69%
Jan-94	Northridge Earthquake	22%	131%	178%	178%	49%	100%	145%	151%	153%
Sep-98	Hurricane George	16%	16%	16%	16%	8%	63%	41%	28%	39%
Sep-01	September 11 Events	0%	23%	23%	13%	1%	2%	2%	4%	6%
Aug-04	Florida Hurricanes(3)	6%	11%	11%	11%	1%	28%	32%	31%	NA

(1)	Hurricane Andrew’s initial PXRE loss estimate is at September 30, 1992. We have extrapolated this loss estimate based on the best available information.

(2)	Initial estimates are as of quarter-end immediately following an event. Property Claims Services (“PCS”) is a division of the Insurance Services Office (“ISO”).

(3)	PXRE’s “at three years” loss estimate for the Florida Hurricanes excludes a $4.7 million loss reallocation from Typhoon Songda to the Florida Hurricanes on an aggregate deductible contract which occurred during calendar year 2007.
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
     Our loss development factors and expected loss ratios are monitored regularly and updated as appropriate but at least once a year. These are the key assumptions that materially affect our estimates for reserves for losses and loss expenses. The expected loss ratio is primarily established for each line of business based on the Company’s historical loss ratios. In determining the expected loss ratio, we also consider information provided by our clients and estimates provided by our underwriters and actuary concerning the impact of pricing and coverage changes. Loss development factors are developed from our annual analysis of our Company’s historical loss development patterns by line of business. These key assumptions did not materially change from December 31, 2006 to June 30, 2007.

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
     As of June 30, 2007, our estimate of ultimate incurred net losses and loss expenses arising from Hurricanes Katrina, Rita and Wilma is $856.2 million. Ninety-five percent of our projected net ultimate incurred loss for these hurricanes has been formally reported to us as paid or case reserves. However, as of June 30, 2007, we have paid 75% of our net incurred loss amounts with respect to these hurricanes. Initially, our estimate of the ultimate liability arising from these catastrophes was based on preliminary claims notices received from clients, catastrophe modeling, a review of exposed reinsurance contracts, discussions with numerous clients and a review of the underwriting information provided by clients with reinsurance contracts that renewed as of January 1, 2006. As of June 30, 2007, these events are reasonably mature to extrapolate projected ultimate loss based on historical reporting patterns, both industry and company specific. Our estimates fall within a reasonable actuarial range produced by these methods.

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
     Most recently, reports in the press have disclosed that Nationwide Insurance (“Nationwide”) has agreed to reevaluate its Hurricane Katrina claims related to Mississippi homes that were completely destroyed by the 2005 storm, which in fact has resulted in additional payments. PXRE does reinsure Nationwide but, to date, has no reported loss to its 2005 catastrophe reinsurance program with respect to Hurricane Katrina. We believe that should a loss be reported by Nationwide, that such a report would not have a significant impact on the Company’s current overall estimate of ultimate incurred net losses and loss expenses arising from Hurricanes Katrina. However, it is still too early to fully quantify the impact of Nationwide’s recent actions.
     A number of our clients have already exhausted all coverage available for losses arising from Hurricane Katrina. If other clients were to incur widespread additional losses as a result of settlements or adverse litigation results involving the flood versus wind controversy, it is possible that our current best estimate for Hurricane Katrina will be exceeded. The “remaining limits” table below displays the potential impact to PXRE as of June 30, 2007 should the aggregate amount of losses reported by our clients from the ground up (“FGU”) from all cedents that still have remaining limits increase uniformly by various percentages:

($000’s, except percentages)

	Hurricane Katrina Remaining Limits
	Lines of Business
X% FGU						Total excluding
Increase of:	Catastrophe	D&F	Retro	Risk Excess	Total	Risk Excess
5%	$7,980	$2,655	$2,955	$1,508	$15,098	$13,590
10%	16,217	5,924	5,499	3,135	30,775	27,640
15%	24,666	7,528	7,948	4,777	44,919	40,142
20%	32,856	7,789	10,154	6,032	56,831	50,799
50%	69,950	8,695	20,406	9,668	108,719	99,051
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

     Status of Loss Reserves as of June 30, 2007
     The following chart sets forth the allocation of our net liabilities for unpaid losses and loss expenses between case reserves and IBNR reserves as of June 30, 2007:

	2006 and Prior	2007 Accident
($000’s)	Accident Years	Year	Total
Catastrophe & Risk
Excess Segment
Case	$276,290	$—	$276,290
IBNR	69,600	9	69,609

Total	345,890	9	345,899

Exited Lines Segment
Case	28,900	—	28,900
IBNR	15,670	—	15,670

Total	44,570	—	44,570

All Segments
Case	305,190	—	305,190
IBNR	85,270	9	85,279

Total	$390,460	$9	$390,469

     On an overall basis, the low and high ends of our selected range of reasonable net loss and loss expense reserves are $25.3 million below and $26.2 million above the $390.5 million best estimate. The range around the overall estimate is not the sum of the ranges about the component segments due to the impact of diversification when the reserve levels are considered in total. The impact of diversification reflects the fact that not all lines with very low correlations are expected to develop well or poorly at the same time.
     The low and high ends of a range of reasonable net loss and loss expense liabilities around the best estimate displayed in the table below with respect to each segment are shown as of June 30, 2007. This range was produced using two different methods, one for KRW and one for the remainder of our carried loss and loss expense liabilities.
Net Loss and Loss Expense Liabilities Range at June 30, 2007

($000’s)	Low End	Best Estimate	High End
Catastrophe and Risk Excess, KRW only	$201,586	$211,586	$221,586
Catastrophe and Risk Excess, excluding KRW	120,607	134,313	148,973

Catastrophe and Risk Excess, Total	322,193	345,899	370,559

Exited Lines	38,181	44,570	51,655

Impact of Diversification	4,808	—	(5,557)

Total	$365,182	$390,469	$416,657

     For the 2005 Hurricanes, the range was calculated by varying key assumptions regarding PXRE and industry loss reporting patterns. These assumptions include assuming one quarter acceleration/deceleration around expected historical reporting patterns, incorporating the most recent RAA industry reporting patterns as well as observing the monthly patterns exhibited by the 2004 Florida Hurricanes with the assumption that this composite event may serve as a proxy for the 2005 Hurricanes. A selected range of $10.0 million below and $10.0 million above our net carried reserves was determined in the aggregate for all three events combined, after considering the sensitivity analysis outlined above, our best loss estimates, and actuarial judgment. This range of reasonable estimates does not represent a range of all possible outcomes, but it is intended to reflect the inherent variability in actuarial reserving methodologies. Assuming the flood exclusion is effective, we believe that results outside this range are unlikely, and can not assign probabilities with certainty to any points within this range.
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
     The low end and high end of the range of reasonable net loss and loss expense reserves around the best estimate have decreased from December 31, 2006 principally because of the reduction in the Company’s net loss reserve amount due to the payment of claims during the six months ended June 30, 2007, as well as the passage of time since the occurrences of Hurricanes Katrina, Rita and Wilma and the resulting increase in formal loss reports and decrease in actuarial variability surrounding the best estimate.
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

     The estimated premium receivable, net of commission and brokerage, included in “Premiums receivable, net” on the Interim Consolidated Balance Sheets at June 30, 2007 of $57.4 million, is $40.3 million, including assumed reinstatement premiums of $38.1 million.
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

     Assumed reinstatement and additional premiums written and earned in the three and six months ended June 30, 2007 and 2006, as reflected in the Interim Consolidated Statements of Operations and Comprehensive Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($000’s)	2007	2006	2007	2006
Assumed reinstatement premiums:
Reported paid losses and case reserves	$632	$9,676	$758	$49,548
IBNR	(1,498)	(11,673)	(4,320)	(52,102)

Total	$(866)	$(1,997)	$(3,562)	$(2,554)

Ceded reinstatement and additional premiums:
Reported paid losses and case reserves	$(39)	$12	$45	$101
IBNR	10	13	27	32

Total	$(29)	$25	$72	$133

Net reinstatement and additional premiums	$(895)	$(1,972)	$(3,490)	$(2,421)

     Assumed reinstatement premiums receivable, net of commission and brokerage, associated with our case reserves and incurred but not reported loss and loss expense liabilities, as reflected in “Premiums receivable, net” in the Interim Consolidated Balance Sheets, are as follows:

	June 30, 2007		December 31, 2006
($000’s, except percentages)	$	%	$	%
Assumed reinstatement premiums receivable:
Case reserves	$27,998	73%	$55,121	79%
IBNR reserves	10,129	27	14,410	21

Total	$38,127	100%	$69,531	100%

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
     Valuation of Deferred Tax Asset
     Deferred tax assets and liabilities reflect the expected tax consequences of temporary differences between carrying amounts and the tax bases of PXRE’s United States subsidiaries assets and liabilities. At June 30, 2007, PXRE had a deferred tax asset net of deferred income tax liability of $50.4 million, offset by a valuation allowance of $50.4 million. Management reviewed the net deferred tax asset as of June 30, 2007, and as a result of the ratings downgrades of PXRE that occurred subsequent to December 31, 2005, and the related uncertainty with respect to the amount of future taxable income that will be generated by the Company, have concluded that the full valuation allowance established at December 31, 2005 continues to be required for the entire deferred tax asset as of June 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We have reviewed our exposure to market risks at June 30, 2007 and the changes in exposure since December 31, 2006. The principal market risks which we are exposed to continue to be interest rate risk and credit risk.
     The composition of our fixed maturity portfolio did not change materially during the first six months of 2007. There were no material changes in our exposure to market risks or our risk management strategy during the first six months of 2007.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Between May 3, 2006 and June 16, 2006 several class action lawsuits were filed against PXRE, Jeffrey Radke, the Company’s Chief Executive Officer and John Modin, the Company’s former Chief Financial Officer, in the United States District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of PXRE between July 28, 2005 and February 16, 2006. Pursuant to an Opinion and Order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding.
     On June 15, 2007, plaintiffs filed a consolidated Amended Class Action Complaint on behalf of purchasers of PXRE common stock between September 11, 2005 and February 22, 2006 (the “Amended Class Action Complaint”). The Amended Class Action Complaint names PXRE’s former Chief Operating Officer, Guy Hengesbaugh, as an additional defendant.
     The Amended Class Action Complaint alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Class Action Complaint alleges, among other things, that the Company fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business. The Amended Class Action Complaint seeks an unspecified amount of damages, as well as attorneys’ fees and costs.
     On February 21, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. The parties have agreed to extend the term of the tolling agreement to October 1, 2007.
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

PXRE GROUP LTD.
August 6, 2007	By:	/s/ Robert P. Myron
Robert P. Myron
Executive Vice President Chief Financial Officer and Treasurer