Form 10-Q
period 2007-09-30
Argo Group International Holdings, Ltd.
filed 2007-11-09
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _______________

Commission File Number 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Pitts Bay Road	P.O. Box HM 1282
Pembroke HM08	Hamilton HM FX
Bermuda	Bermuda
(Address of principal executive offices)	(Mailing Address)

(441) 296-5858
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö          No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer                  Accelerated Filer     Ö           Non-accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes              No   Ö

     Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of November 6, 2007.

Title	Outstanding

Common Shares, par value $1.00 per share	30,653,004

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2007 - $2,677.6; 2006 - $2,052.6)	$2,659.3	$2,024.8
Trading (cost: 2007 - $9.6; 2006 - $0)	10.5	-
Equity securities, at fair value (cost: 2007 - $189.0; 2006 - $166.8)	301.1	260.1
Other investments, at fair value (cost: 2007 - $18.7; 2006 - $16.4)	19.4	16.0
Short-term investments, at fair value, which approximates cost	665.7	213.2
Total investments	3,656.0	2,514.1

Cash and cash equivalents	75.5	43.8
Accrued investment income	25.5	19.5
Premiums receivable	238.2	174.5
Reinsurance recoverables	655.3	551.9
Goodwill	106.3	106.3
Current income taxes receivable, net	8.8	-
Deferred tax asset, net	38.3	50.4
Deferred acquisition costs, net	96.1	92.1
Ceded unearned premiums	124.4	114.0
Other assets	74.7	54.9
Total assets	$5,099.1	$3,721.5

Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$2,573.3	$2,029.2
Unearned premiums	529.9	516.4
Accrued underwriting expenses	80.2	61.5
Ceded reinsurance payable, net	59.6	48.4
Borrowing under revolving credit facility	58.0	-
Junior subordinated debentures	311.4	144.3
Current income taxes payable, net	-	1.2
Deposit liabilities	51.3	-
Other liabilities	92.6	72.8
Total liabilities	3,756.3	2,873.8

Shareholders' equity:
Preferred shares - $1.00 par, 30,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and 3,242,000 shares authorized,
Series A mandatory convertible preferred stock - 648,400 shares issued and
outstanding at December 31, 2006	-	0.6
Common shares - $1.00 par, 500,000,000 shares authorized; 30,651,180 shares issued and outstanding at September 30, 2007 and 45,388,000 shares authorized,
21,045,452 issued and outstanding at December 31, 2006	30.7	21.0
Additional paid-in capital	684.4	281.6
Retained earnings	568.9	505.7
Accumulated other comprehensive income, net of taxes	58.8	38.8
Total shareholders' equity	1,342.8	847.7
Total liabilities and shareholders' equity	$5,099.1	$3,721.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Premiums and other revenue:
Earned premiums	$220.7	$206.0	$636.2	$606.3
Net investment income	37.3	27.1	93.8	76.8
Realized investment and other gains, net	0.7	9.2	4.6	12.5
Total revenue	258.7	242.3	734.6	695.6

Expenses:
Losses and loss adjustment expenses	156.4	119.1	399.6	359.9
Underwriting, acquisition and insurance expense	84.1	72.6	242.4	212.0
Interest expense and other	6.2	3.7	12.8	10.0
Total expenses	246.7	195.4	654.8	581.9

Income before income taxes and extraordinary item	12.0	46.9	79.8	113.7
Provision for income taxes	5.1	16.2	26.8	39.1
Income before extraordinary item	6.9	30.7	53.0	74.6
Extraordinary item	67.3	-	67.3	-
Net income	$74.2	$30.7	$120.3	$74.6

Net income per common share - basic:
Income before extraordinary item	$0.25	$1.48	$2.25	$3.62
Extraordinary item	2.46	-	2.85	-
Net income	$2.71	$1.48	$5.10	$3.62

Net income per common share - diluted:
Income before extraordinary item	$0.25	$1.40	$2.20	$3.40
Extraordinary item	2.45	-	2.80	-
Net income	$2.70	$1.40	$5.00	$3.40

Dividend declared per common share:	$-	$-	$1.65	$-

Weighted average common shares:
Basic	27,337,226	20,630,106	23,584,702	20,357,835
Diluted	27,529,344	21,940,327	24,058,085	21,935,326

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$74.2	$30.7	$120.3	$74.6
Other comprehensive income:
Defined benefit pension plan:
Net gain arising during the period	-	-	1.0	-
Unrealized gains on securities:
Gains arising during the period	39.8	50.2	33.1	15.2
Less: reclassification adjustment for gains
included in net income	(0.7)	(1.6)	(4.6)	(4.9)
Other comprehensive income before tax	39.1	48.6	29.5	10.3
Income tax provision related to other
comprehensive income	12.9	17.1	9.5	3.6
Other comprehensive income, net of tax	26.2	31.5	20.0	6.7
Comprehensive income	$100.4	$62.2	$140.3	$81.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$120.3	$74.6
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization and depreciation	6.8	7.8
Share-based payments expense	17.7	6.0
Excess tax benefits from share-based payments arrangements	(3.6)	(2.0)
Deferred federal income tax expense	2.1	9.6
Realized gains on investments	(4.6)	(4.9)
Gain on sale of real estate	-	(7.6)
Extraordinary gain due to merger	(67.3)	-
Change in:
Accrued investment income	(1.8)	(0.2)
Receivables	(69.6)	15.5
Deferred acquisition costs	(4.0)	2.1
Ceded unearned premiums	(6.7)	(8.6)
Reserves for losses and loss adjustment expenses	144.3	117.6
Unearned premiums	12.7	6.9
Ceded reinsurance payable	2.4	8.9
Income taxes receivable and payable, net	(6.9)	9.4
Accrued underwriting expenses and funds held	0.9	(28.6)
Maturities of trading investments	3.5	-
Deposit liabilities paid	(0.9)	-
Other assets and liabilities, net	(3.7)	13.3
Cash provided by operating activities	141.6	219.8
Cash flows from investing activities:
Sales of fixed maturity investments	450.6	101.2
Maturities and mandatory calls of fixed maturity investments	67.2	97.1
Sales of equity securities	20.6	3.4
Purchases of fixed maturity investments	(691.4)	(478.6)
Purchases of equity securities	(39.3)	(18.6)
Change in short-term investments	56.5	32.8
Sale of real estate	-	7.7
Sales of other investments	0.4	-
Purchases of fixed assets	(4.5)	(3.5)
Payments received on real estate notes	-	18.1
Net cash acquired in merger	10.7	-
Other, net	3.8	1.3
Cash used by investing activities	(125.4)	(239.1)
Cash flows from financing activities:
Borrowing under revolving credit facility	58.0	-
Stock options exercised, employee stock purchase plan issuance,
and retirement of common shares (tax payments on non-vested stock)	11.1	5.2
Common stock offering expenses	-	(0.2)
Excess tax benefits from share-based payments arrangements	3.6	2.0
Payment of cash dividend to common shareholders	(57.1)	-
Payment of cash dividend to preferred shareholders	(0.1)	(0.9)
Cash provided by financing activities	15.5	6.1
Change in cash and cash equivalents	31.7	(13.2)
Cash and cash equivalents, beginning of period	43.8	29.7
Cash and cash equivalents, end of period	$75.5	$16.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

On March 14, 2007 (and as amended and restated on June 8, 2007), PXRE Group Ltd. (“PXRE”) and Argonaut Group, Inc. (“Argonaut Group”) entered into a merger agreement (the “Merger Agreement”) pursuant to which Argonaut Group, Inc. became a wholly owned subsidiary of PXRE on August 7, 2007 (the “Merger”). PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) upon the closing of the Merger. Immediately following the Merger, Argonaut Group’s pre-Merger shareholders held approximately 73% of PXRE’s shares, with PXRE’s pre-Merger shareholders retaining approximately 27% of PXRE’s shares. Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. Argo Group has accounted for the Merger as a purchase business combination, using Argonaut Group’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of PXRE as of August 7, 2007. As a result of the reverse acquisition treatment, the consolidated financial statements presented herein for periods ended prior to the closing of the Merger (and any other financial information presented herein with respect to such pre-Merger dates, unless otherwise specified) are the consolidated financial statements and other financial information of Argonaut Group. The Consolidated Balance Sheet at September 30, 2007, and the Consolidated Statements of Income for the three and nine months ended September 30, 2007, reflect the consolidated results of Argo Group beginning on August 7, 2007, the closing date of the Merger. See Note 2, “PXRE-Argonaut Group Merger,” for additional discussion of the Merger and a pro forma presentation of financial results for the combined company.

In connection with and immediately following completion of the Merger, on August 7, 2007 the Company’s common shares were split 1-for-10 in a reverse stock split. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Argonaut Group’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

The interim financial information as of September 30, 2007 and 2006 and for the three and nine months ended September 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of September 30, 2007.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements of Argonaut Group at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the Merger, Argonaut Group organized its operations into two ongoing business segments: Excess and Surplus Lines and Select Markets. Subsequent to the Merger, the Company determined that its operations be organized in three ongoing business segments, with International Specialty being added to Argonaut Group’s previously reported segments. The International Specialty segment is largely comprised of the operations of Peleus Reinsurance Ltd. (“Peleus Re”), a Bermuda-based subsidiary of the Company that focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Select Markets segments. See Note 10, “Business Segments,” for additional information on the operating results of the Company’s segments.

2. PXRE-Argonaut Group Merger

On August 7, 2007, PXRE and Argonaut Group completed the Merger, and Argonaut Group became a wholly owned subsidiary of PXRE. Each share of Argonaut Group common stock was exchanged for 6.4840 PXRE common shares (the “exchange ratio”). Immediately following the Merger, the number of PXRE common shares that Argonaut Group shareholders were entitled to receive was adjusted, proportionately among all PXRE common shareholders, upon completion of a 1:10 reverse share split. PXRE convertible preferred shares were converted to common shares at closing at a conversion price of $6.24. Common shares and additional paid-in capital in the Consolidated Balance Sheet were also restated to give effect to the difference in par value of the exchanged shares. Cash was paid in lieu of fractional shares of the Company’s common shares.

In connection with the Merger, the Company’s common shares were approved for listing on the NASDAQ Global Select Market and now trade under the symbol “AGII.”

The Merger was accounted for using the purchase method of accounting under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, Argonaut Group is considered the acquirer of PXRE for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from PXRE based on their fair values as of August 7, 2007. The acquired entity, PXRE, issued the equity interests, and this business combination met the criteria of a reverse acquisition.

Determination of Purchase Price

The stock price used in determining the purchase price was based on an average of the closing prices of PXRE common shares for the two trading days before through the two trading days after PXRE and Argonaut Group announced their Merger Agreement on March 14, 2007. The purchase price also includes the fair value of the PXRE share options, the fair value adjustment to PXRE’s preferred shares and other costs of the transaction. The purchase price was approximately $391.0 million, and was calculated as follows:

(in millions, except per share price)
Number of PXRE common shares outstanding as of August 7, 2007	72.6
PXRE's average share price for the two trading days before through the two trading
days after March 14, 2007, the day PXRE and Argonaut Group announced their merger	$4.64
Fair value of PXRE's common shares outstanding as of August 7, 2007	$336.8
Fair value of approximately 0.9 million PXRE stock options outstanding as of August 7, 2007	-
Fair value of PXRE's convertible preferred shares outstanding	43.2
Transaction costs of Argonaut Group	11.0
Purchase price	$391.0

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preliminary Purchase Price Allocation

The purchase price has been allocated as follows based on an estimate of the fair value of assets acquired and liabilities assumed as of August 7, 2007:

(in millions)
Net tangible assets acquired prior to fair value adjustments (1)	$477.6
Adjustments for fair value:
Reserves for losses and loss adjustment expenses (2)	(10.0)
Identifiable intangible assets (3)	3.2
Unamortized debt issuance costs (4)	(3.9)
Equity investment at fair value (5)	1.8
Other liabilities (6)	(1.1)
Fair value of net assets acquired	467.6
Purchase price	391.0
Negative goodwill prior to adjustment to non-financial assets	(76.6)
Adjustment to non-financial assets (7)
Write-off of fixed assets	3.2
Write-off of intangible assets	3.2
Write-off of equity method investments	2.9
Negative goodwill (8)	$(67.3)

(1)	Represents PXRE’s shareholders’ equity at the Merger date.
(2)	Represents an adjustment to record PXRE’s reserves for losses and loss adjustment expenses at fair value. The fair value adjustment of $10.0 million was based on management’s estimate of the nominal losses and loss adjustment reserves and reinsurance recoverables adjusted for the time value of money and the additional risk premium related to these reserves.
(3)	Represents identifiable intangible assets acquired.
(4)	Represents write-off of unamortized debt issuance costs to reflect subordinated debt at fair value.
(5)	Represents an adjustment to record equity investment in the Company’s Bermuda headquarters at fair value.
(6)	Represents an adjustment to reflect pension liabilities at fair value.
(7)	In accordance with SFAS 141, “Business Combinations,” these adjustments represent reductions of non-financial assets to reduce negative goodwill.
(8)	Represents negative goodwill which was recorded as an extraordinary gain upon completion of the Merger.

The excess of fair value of the net assets acquired over cost of $76.6 million was reduced by the write-off of $9.3 million of non-financial assets in accordance with SFAS 141. The remaining negative goodwill of $67.3 million was recorded as an extraordinary gain in the Consolidated Statements of Income during the three and nine months ended September 30, 2007. The foregoing allocation of the purchase price is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material.

In connection with the Merger, the Company issued 22.4 million shares of its common stock and 1.1 million share options, in each case after giving effect to the 1-for-10 reverse stock split of the Company effected upon completion of the Merger, in exchange for the outstanding Argonaut Group common stock and Argonaut Group stock options, respectively. The consideration associated with the common stock and stock options was based on a formula set forth in the Merger Agreement that ultimately provided for each Argonaut Group share of common stock to be exchanged for 6.4840 of the Company’s common shares (0.6484 shares after giving effect to the 1-for-10 reverse stock split).

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the converted options, net of the fair value of unvested options, represents additional purchase consideration. Substantially all outstanding options issued to PXRE employees vested prior to the Merger, resulting in no additional purchase consideration. A total of 1.1 million Argo Group options held by 212 employees, after giving effect to the 1-for-10 reverse stock split of the Company effected upon completion of the Merger, were issued in exchange for 1.7 million outstanding Argonaut Group options. The fair value of these options was calculated using the Black-Scholes option pricing model. In accordance with FASB Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), an additional fair value measurement of both the Argonaut Group options immediately prior to their conversion into options to acquire Argo Group common shares and the Argo Group options which replaced the Argonaut Group options held by employees was made as of the closing date of the Merger. The fair value of the Argo Group options was approximately equal to the fair value of the Argonaut Group options held by employees, resulting in no additional compensation expense.

Pro Forma Financial Information

The results of operations of the post-Merger Company from August 7, 2007 through September 30, 2007 have been included in the Company’s Consolidated Statements of Income for the quarter ended September 30, 2007, which are otherwise based on the results of Argonaut Group. The financial information in the table below summarizes the combined results of operations of the PXRE and Argonaut Group, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of Argonaut Group to include the historical results of PXRE and the impact of the preliminary purchase price allocation discussed above.

The following pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company.

			For the Three
	For the Nine Months		Months Ended
	Ended September 30,		September 30,
(in millions, except per share data)	2007	2006	2006
Revenue	$751.9	$831.6	$262.6
Net income	$41.3	$123.0	$35.0

Net income per common share (1)
Basic	$1.37	$4.31	$1.21
Diluted	$1.35	$4.09	$1.16

(1)	All per share information has been restated to reflect the 1-for-10 reverse stock split effected on August 7, 2007.

3. Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007, and the adoption of FIN 48 did not have a material impact on its financial position or results of operations and financial condition.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007. At the effective date, the initial re-measurement of existing, eligible financial instruments will be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating SFAS 159 to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statements.

4. Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2007 is presented below:

	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities
U.S. Treasury securities	$-	$-	$11.3	$0.1	$11.3	$0.1
U.S. Government agencies	15.0	0.1	160.9	1.9	175.9	2.0
Obligations of states and political
subdivisions	119.5	1.0	75.4	1.7	194.9	2.7
Corporate securities	51.6	0.6	308.4	7.5	360.0	8.1
Asset-backed securities	204.3	1.5	567.1	16.8	771.4	18.3
Foreign government	1.5	-	6.6	0.2	8.1	0.2
Total fixed maturities	391.9	3.2	1,129.7	28.2	1,521.6	31.4
Equity securities
Banks, trusts and insurance companies	4.3	0.4	-	-	4.3	0.4
Industrial, miscellaneous and all other	16.4	1.8	14.3	1.4	30.7	3.2
Total equity securities	20.7	2.2	14.3	1.4	35.0	3.6
Total	$412.6	$5.4	$1,144.0	$29.6	$1,556.6	$35.0

The Company holds a total of 3,002 securities, of which 343 were in an unrealized loss position for less than one year and 969 were in an unrealized loss position for a period one year or greater as of September 30, 2007. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing interest rates. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were primarily caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of these investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2007.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to increased interest rates. All corporate bonds in an unrealized loss position were of investment grade as of September 30, 2007. The Company continually monitors the corporate bond portfolio and will recognize an other-than-temporary impairment on any securities which are downgraded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2007.

The Company’s portfolio of asset-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by interest rate increases. The underlying principal portions of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of September 30, 2007. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those securities. The Company believes the decline in fair value is due to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2007.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three and nine months ended September 30, 2007 were write downs of approximately $0.9 million and $1.3 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities. Included in the Company’s consolidated gross realized losses for the three and nine months ended September 30, 2006 were write downs of approximately $0.1 million and $1.1 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other-than-temporary, including, but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. For securities in an unrealized loss position at September 30, 2007, management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at September 30, 2007 are temporary.

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $194.4 million were issued at September 30, 2007 in respect of reported loss and loss expense reserves. Cash and investments with a fair value of $308.8 million have been pledged as collateral with issuing banks. In addition, securities with a par value of $268.3 million were on deposit with various state insurance departments at September 30, 2007 in order to comply with insurance laws.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2007, the Company has deposited cash and securities with a fair value of $50.8 million in a trust for the benefit of a cedent in connection with certain finite reinsurance transactions.

5. Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share assumes that any dilutive convertible preferred shares were converted, with related preferred share dividends adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon the vesting of non-vested shares and shares issuable upon the exercise of those share options for which market price exceeds the exercise prices, less shares which could have been purchased with the related proceeds.

The balances in the table below for the three and nine months ended September 30, 2007 represent the results of operations for Argonaut Group and includes the results of operations of PXRE from the closing date of the Merger. The results of operations for the three and nine months ended September 30, 2006 represent the results of operations of Argonaut Group only. Common and preferred share counts have been adjusted to reflect the 6.4840 exchange ratio and 1:10 reverse split resulting from the PXRE-Argonaut Group Merger (see Note 2). All prior period common and preferred shares and applicable per share amounts have been retroactively adjusted to reflect the impact of these changes. Shares issued to acquire the PXRE operations are included in earnings per common share from the closing date of the Merger.

The following table presents the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except number of shares and per share amounts)	2007	2006	2007	2006
Income before extraordinary item	$6.9	$30.7	$53.0	$74.6
Less preferred dividends	-	(0.1)	(0.1)	(0.9)
Income available to common shareholders	6.9	30.6	52.9	73.7
Extraordinary item	67.3	-	67.3	-
Net income available to common shareholders	$74.2	$30.6	$120.2	$73.7

Weighted average common shares outstanding - basic	27,337,226	20,630,106	23,584,702	20,357,835

Earnings per common share - basic
Income before extraordinary item	$0.25	$1.48	$2.25	$3.62
Extraordinary item	2.46	-	2.85	-
Net income	$2.71	$1.48	$5.10	$3.62

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except number of shares and per share amounts)	2007	2006	2007	2006
Income before extraordinary item	$6.9	$30.7	$53.0	$74.6
Extraordinary item	67.3	-	67.3	-
Net income	$74.2	$30.7	$120.3	$74.6

Weighted average common shares outstanding - basic	27,337,226	20,630,106	23,584,702	20,357,835
Weighted average preferred shares outstanding	-	971,393	141,080	1,173,005
Stock options	172,050	300,762	272,260	347,742
Non-vested stock	20,068	38,066	60,043	56,744
Weighted average common shares outstanding - diluted	27,529,344	21,940,327	24,058,085	21,935,326

Earnings per common share - diluted
Income before extraordinary item	$0.25	$1.40	$2.20	$3.40
Extraordinary item	2.45	-	2.80	-
Net income	$2.70	$1.40	$5.00	$3.40

For the three and nine months ended September 30, 2007, options to purchase 196,144 shares of common stock were excluded from the computation of diluted earnings per common share due to being anti-dilutive. These instruments expire at varying times from 2007 through 2017. For the three and nine months ended September 30, 2006, options to purchase 54,025 shares of common stock were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2013.

All Argonaut Group preferred shares were converted into Argonaut Group common stock prior to the completion of the Merger between PXRE and Argonaut Group.

In connection with the Merger, the holders of the convertible preferred shares of PXRE and the holders of the convertible common shares of PXRE entered into a Voting and Conversion Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the holders of convertible preferred shares and convertible common shares agreed to vote in favor of the Merger and the transactions contemplated thereby and PXRE agreed to reduce the conversion price of the convertible preferred shares to $6.24 per convertible preferred share, resulting in the issuance of 9.3 million common shares upon the closing of the Merger prior to the 1:10 reverse split. The parties agreed that the convertible preferred shares and convertible common shares would be converted into common shares of PXRE immediately prior to the Merger. In addition, the holders of convertible preferred shares agreed to waive any dividends that would have otherwise accrued on the convertible preferred shares.

6. Commitments and Contingencies

Between May 3, 2006 and June 16, 2006 several class action lawsuits were filed against Argo Group (formerly PXRE) and certain of Argo Group’s former officers, in the United States District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of Argo Group (formerly PXRE) between July 28, 2005 and February 16, 2006. Pursuant to an Opinion and Order of the United States District Court for the Southern District of New York dated March 30, 2007 these lawsuits have been consolidated into one proceeding.

On June 15, 2007, plaintiffs filed a Consolidated Amended Class Action Complaint on behalf of purchasers of Argo Group (formerly PXRE) common stock between September 11, 2005 and February 22, 2006 (the “Amended Class Action Complaint”). The Amended Class Action Complaint names PXRE’s former Chief Operating Officer, Guy Hengesbaugh, as an additional defendant.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Amended Class Action Complaint alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Class Action Complaint alleges, among other things, that PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business. The Amended Class Action Complaint seeks an unspecified amount of damages, as well as attorneys’ fees and costs.

On February 15, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. The parties have agreed to extend the term of the tolling agreement to December 3, 2007.

Based on all information available to the Company at this time, management of the Company believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements.

However, if unfavorable outcomes in the class action lawsuits were to occur and result in the payment of substantial damages or fines or criminal penalties, this could have a material adverse effect on the Company’s business, cash flows, results of operations, financial position and prospects.

The subsidiaries of the Company are parties to other legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

7. Income Taxes

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

The United States subsidiaries of the Company file two separate consolidated U.S. federal income tax returns.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s income tax provision includes the following components:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006
Current tax provision	$1.9	$13.4	$24.7	$29.5
Deferred tax provision (benefit) related to:
Future tax deductions	3.1	(1.6)	2.0	(5.4)
Deferred alternative minimum tax provision	-	4.4	-	15.0
Valuation allowance change	0.1	-	0.1	-
Income tax provision	$5.1	$16.2	$26.8	$39.1

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate for the three and nine months ended September 30, 2007 and 2006 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006
Expected income tax expense	$5.3	$16.4	$29.0	$39.8
Tax effect of:
Tax-exempt interest	(1.0)	-	(2.9)	-
Dividends received deduction	(0.3)	(0.3)	(1.0)	(0.9)
Valuation allowance change	0.1	-	0.1	-
Other permanent adjustments, net	0.3	0.1	0.8	0.2
State tax expense	0.7	-	0.8	-
Income tax provision	$5.1	$16.2	$26.8	$39.1

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At September 30, 2007, the Company had a total gross deferred tax asset of $87.7 million. Management has concluded that a full valuation allowance is required for the entire deferred tax asset of one of the Company’s U.S. subsidiary consolidated return groups due to the uncertainty with respect to the amount of future taxable income that will be generated by that consolidated return group. Accordingly, a valuation allowance of $49.4 million is required. The net deferred tax asset is $38.3 million. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

8. Share-Based Payments

With the closing of the Merger between PXRE and Argonaut Group, all share-based compensation plans of the companies were frozen, resulting in no new grants being issued after the closing date of the Merger. All share-based payment awards outstanding as of the effective date of the Merger were converted into equivalent awards of Argo Group. Plans in effect prior to the Merger included the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan, the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, the PXRE Group Ltd Incentive Bonus Compensation Plans and the PXRE Group Ltd. Director Stock Plan. Pursuant to the Merger Agreement, non-vested stock awards and options to acquire shares of Argonaut Group common stock were converted into options to acquire a number of Company common shares equal to the exchange ratio under the Merger of 6.4840 shares of PXRE for each share of Argonaut Group (0.6484 shares of PXRE after adjustment for the effect of the 1-for-10 reverse stock split). Additionally, in accordance with the Merger Agreement, all share-based payment awards issued under the PXRE plans were adjusted for the 1:10 reverse split. Expenses under the former PXRE plan have been included in the results of operations from the closing date of the Merger through September 30, 2007.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for its equity compensation plans under the requirements of SFAS 123R. Under the terms of SFAS 123R, the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in Argonaut Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as Argonaut Group suspended regular dividend payments in 2003 and the PXRE has not made dividend payments on its common shares since November 2005. Argonaut Group paid a special dividend in July 2007 (see Note 13); however, it was determined that it would not have an effect on the Black-Scholes fair values for options issued in the current period. The following table summarizes the assumptions used by Argonaut Group (for the pre-Merger period of 2007) for the nine months ended September 30, 2007 and 2006:

	2007	2006
Risk-free rate of return	4.46% to 5.07%	4.52% to 4.98%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	4.45 to 4.76	4.9 to 7.0
Expected volatility	40.6% to 43.3%	44.8% to 45.8%

Argonaut Group’s Amended and Restated Stock Incentive Plan (the Amended Plan) provides that shares of the Company’s common stock could be issued to certain executives and other key employees. The stock awards could be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. As of September 30, 2007, the Company has issued and outstanding non-qualified stock options and non-vested stock awards.

On June 13, 2007, Argonaut Group’s Board of Directors (the “Board”) approved the acceleration of vesting of all outstanding stock options grants and non-vested stock awards for certain executive officers of Argonaut Group. In consideration for the acceleration of the unvested stock options and non-vested stock awards, each executive officer agreed to subject a substantial portion of the common stock they own to a lockup, restricting transfer of such stock for a period ending upon the earlier of June 13, 2010 or the occurrence of a change in control as defined in the agreements. Upon Board approval of the acceleration, 175,075 options vested, resulting in additional compensation expense of $1.3 million for the nine months ended September 30, 2007. Additionally, 338,134 non-vested stock awards were vested and issued, resulting in an additional $8.9 million in compensation expense for the nine months ended September 30, 2007. The number of shares of common stock subject to the lockup for each executive officer is equal in value to 150% of the net after-tax value of the accelerated unvested grants at the close of the market on June 12, 2007. A summary of option activity under the Amended Plan as of September 30, 2007 is as follows:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at January 1, 2007	1,364,508	$ 31.85
Granted	168,013	$ 43.50
Exercised	(468,729)	$ 28.08
Expired or forfeited	(53,848)	$ 38.85
Outstanding at September 30, 2007	1,009,944	$ 35.17

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expense recognized under this plan was $4.5 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively. Compensation expense from all share-based payment awards is included in the “Underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income. For the nine months ended September 30, 2007, the Company (with respect to the post-Merger period) and Argonaut Group (with respect to the pre-Merger period) received cash payments of $15.4 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan. Unamortized expense for options was $5.8 million as of September 30, 2007.

A summary of the activity under the Amended Plan for non-vested stock awards as of September 30, 2007 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2007	391,500	$ 46.96
Granted	116,369	$ 47.95
Vested and issued	(307,206)	$ 46.22
Expired or forfeited	(31,678)	$ 50.09
Outstanding at September 30, 2007	168,985	$ 48.40

The compensation expense recorded for non-vested stock awards outstanding was $12.7 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was unamortized expense related to the non-vested stock awards of $6.7 million.

Under Argonaut Group’s Non-Employee Director Stock Option Plan (the Director’s Plan) options to purchase common stock may be granted to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. As of September 30, 2007, grants representing 22,694 shares were issued and outstanding, with a weighted average exercise price of $51.87 per share. Expense recognized under this plan was $0.3 million for the nine months ended September 30, 2007.

As of September 30, 2007, the following options grants were outstanding under the PXRE plans:

		Weighted-
	Shares	Average
Plan	Outstanding	Exercise Price
Officers Incentive Plans	49,195	$186.78
PXRE Group Ltd. Director Stock Plans	32,673	$203.71

All options under these plans were fully vested prior to the completion of the Merger, and therefore, no compensation expense associated with these was included in the results of operations from the closing date of the Merger through September 30, 2007. Options granted under these plans have a term of 10 years from the date of grant. Additionally, under the PXRE Group Ltd. Incentive Bonus Compensation Plans, a total of 13,719 restricted stock grants were outstanding as of September 30, 2007, with a weighted-average fair value of $49.00 per share. Compensation expense from the closing date of the Merger through September 30, 2007 was not material. The restricted stock grants vest in equal annual installments over four years.

The employee stock purchase plans for both PXRE and Argonaut Group were terminated prior to the completion of the Merger. Total expense included in the results of operation for the nine months ended September 30, 2007 was $0.2 million, representing the activity related to the Argonaut Group plan.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $54.1 million and $64.9 million as of September 30, 2007 and 2006, respectively:

	Nine Months Ended
	September 30,
(in millions)	2007	2006
Net reserves - beginning of year	$1,530.5	$1,394.8
Add:
Net reserves from acquired companies (1)	365.9	-
Losses and LAE incurred during calendar year, net of reinsurance:
Current accident year	394.6	376.2
Prior accident years	5.0	(16.3)
Losses and LAE acquired and incurred during current calendar year, net of reinsurance	765.5	359.9
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	67.2	65.3
Prior accident years	257.2	180.2
Losses and LAE payments made during current calendar year, net of reinsurance	324.4	245.5
Retroactive reinsurance ceded	0.3	-
Foreign exchange adjustments	0.2	-
Net reserves - end of period	1,972.1	1,509.2
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	601.2	483.8
Gross reserves - end of period	$2,573.3	$1,993.0

(1)	Amount represents the fair value on the Merger date of reserves acquired from PXRE. Please refer to Note 2 – PXRE-Argonaut Group Merger for related disclosures.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2007 was $5.0 million of unfavorable development from prior accident years driven by: (1) $16.6 million of favorable development in the Excess and Surplus Lines segment resulting from $5.3 million of favorable development in property lines primarily from accident year 2006 and $11.3 million in liability lines primarily attributable to the 2003 through 2005 accident years; (2) $1.4 million of favorable development in the Select Markets segment, primarily attributable to $2.9 million of favorable development in the general liability and commercial auto lines and $0.4 million of favorable development in property lines, partially offset by $1.5 million of unfavorable development related to the unwinding of discount on the workers compensation reserves and $0.5 million of unfavorable development in unallocated loss adjustment expenses and involuntary pool losses; and (3) $23.0 million of unfavorable development in the Run-off Lines segment driven by a $26.0 million increase in asbestos and environmental liability reserves, partially offset by a $3.1 million reduction in medical malpractice reserves.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2006 was $16.3 million in favorable development comprised of the following: (1) $5.6 million of favorable development in Excess and Surplus Lines primarily driven by lower property losses; (2) $7.4 million of Select Markets’ favorable development on prior accident year losses attributable to all lines as emergence of incurred and paid losses and settlements of some large dollar claims was more favorable than expected; and (3) $3.3 million of lower Run-off Lines losses due to $4.0 million of favorable prior accident year development for commercial auto liability and involuntary pool assessments, offset by unfavorable development related to increased general liability asbestos losses of $3.0 million and unallocated loss adjustment expense reserve increases of $4.7 million, partially offset by $7.0 million of lower medical malpractice losses as a result of favorable claim closings.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the Company’s reserves represent the best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties mentioned above and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

10. Business Segments

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger (see Note 2 for further discussion regarding the Merger), Argonaut Group classified its business into two ongoing operating segments: Excess and Surplus Lines and Select Markets. PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe and Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its operating segments and management determined that the Company would have three ongoing operating segments: Excess and Surplus Lines and Select Markets segments (which were previously included in Argonaut Group’s ongoing operating segments), and the International Specialty segment. The International Specialty segment is comprised of the operations of Peleus Re, a Bermuda-based subsidiary of the Company that focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. Results of operations for Peleus Re are after the Merger. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Select Markets segments. Amounts applicable to prior periods have been reclassified to conform to the presentation followed after the Merger.

During the second quarter of 2007, Argonaut Group evaluated its strategic direction with regards to the Select Market and Public Entity segments. Argonaut Group’s management determined that combining these two segments into one operating segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Select Markets segment. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

Additionally, the Company has liabilities associated with policies written in the 1970s and 1980s, as well as risk management policies written prior to the sale of renewal rights to XL America, Inc. and other business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. Results of operations for PXRE are after the Merger. The Company classifies these results as Run-off Lines for purposes of segment reporting. Previously, the policies written prior to the sale to XL America, Inc. were included in Argonaut Group’s Risk Management segment. Effective January 1, 2007, as the only activity currently related to the Risk Management segment is the servicing of policies previously written coupled with the administration of claims, Risk Management activity is presented in Run-off Lines. Amounts applicable to prior periods have been reclassified to conform to the presentation followed after the Merger.

The Company considers many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate operating segments.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment and other gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets for Run-off Lines are those that were formerly classified in the Risk Management segment and other business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite.

Revenues and income before income taxes and extraordinary item for each segment for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006
Revenues:
Earned premiums
Excess and Surplus Lines	$138.8	$132.3	$406.4	$385.7
Select Markets	78.3	69.0	220.3	200.2
International Specialty	4.0	1.4	11.6	2.7
Run-off Lines	(0.4)	3.3	(2.1)	17.7
Total earned premiums	220.7	206.0	636.2	606.3
Net investment income
Excess and Surplus Lines	13.9	11.7	40.1	31.5
Select Markets	7.9	5.7	21.3	15.9
International Specialty	2.3	-	2.3	-
Run-off Lines	12.3	8.2	27.4	24.8
Corporate and Other	0.9	1.5	2.7	4.6
Total net investment income	37.3	27.1	93.8	76.8
Realized investment and other gains, net	0.7	9.2	4.6	12.5
Total revenue	$258.7	$242.3	$734.6	$695.6
Income (loss) before income taxes and extraordinary item
Excess and Surplus Lines	$27.0	$25.2	$85.9	$65.4
Select Markets	15.6	14.3	41.7	34.4
International Specialty	0.9	1.1	2.6	1.2
Run-off Lines	(18.3)	3.9	(13.9)	17.3
Total segment income before taxes and extraordinary item	25.2	44.5	116.3	118.3
Corporate and Other	(13.9)	(6.8)	(41.1)	(17.1)
Realized investment and other gains, net	0.7	9.2	4.6	12.5
Total income before income taxes and extraordinary item	$12.0	$46.9	$79.8	$113.7

Identifiable assets for each segment as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(in millions)	2007	2006
Excess and Surplus Lines	$1,960.6	$1,756.1
Select Markets	1,028.9	871.3
International Specialty	262.4	9.6
Run-off Lines	1,810.8	1,056.1
Corporate and Other	36.4	28.4
Total	$5,099.1	$3,721.5

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006
Commissions	$39.7	$36.9	$103.7	$100.1
General expenses	42.0	34.6	124.7	96.1
Premium taxes, boards and bureaus	6.6	4.3	18.0	13.7
	88.3	75.8	246.4	209.9
Net amortization (deferral) of policy acquisition costs	(4.2)	(3.2)	(4.0)	2.1
Total underwriting, acquisition and insurance expense	$84.1	$72.6	$242.4	$212.0

During the nine months ended September 30, 2007, general expenses included costs related to the acceleration of vesting on non-vested stock awards and stock option grants (see Note 8 – Share-Based Payments for related disclosures).

12. Supplemental Cash Flow Information

Income taxes paid. Argonaut Group (and the Company with respect to the post-Merger period) paid income taxes of $31.1 million and $20.2 million during the nine months ended September 30, 2007 and 2006, respectively.

Interest paid. Argonaut Group (and the Company with respect to the post-Merger period) paid interest on the junior subordinated debentures of $15.2 million and $9.2 million during the nine months ended September 30, 2007 and 2006, respectively. The Company paid interest on the revolving credit facility of $0.6 million during the nine months ended September 30, 2007. No interest was paid on the revolving credit facility during the comparable period of 2006.

13. Borrowing Under Revolving Credit Facility

On March 6, 2006, Argonaut Group entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75 million revolving credit facility, and the commitments thereunder shall expire on the third anniversary of the Credit Agreement. The borrower shall have the option to seek up to three occasions an increase in the facility to provide for an additional aggregate amount of availability of up to $50 million. Borrowings by Argonaut Group under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The Credit Agreement contains certain affirmative and negative covenants. As of September 30, 2007, Argonaut Group was in compliance with all covenants under the Credit Agreement.

On May 25, 2007, Argonaut Group entered into Amendment No. 1 to the Credit Agreement in order to permit Argonaut Group to merge with PXRE and pay dividends on its common stock. On June 6, 2007, the Board of Directors of Argonaut Group declared a special dividend of $1.65 per common share to its shareholders of record as of June 26, 2007. The special dividend, totaling $57.1 million, was paid to Argonaut Group’s shareholders on July 10, 2007. To fund the dividend, Argonaut Group drew $58.0 million on the Credit Agreement.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The initial rate on this borrowing was 5.875%, consisting of the one-month LIBOR (rounded up to the nearest 1/16th of one percent) of 5.375% plus the Applicable Margin of 50 basis points based on Argonaut Group’s Leverage Ratio as defined in the Credit Agreement. The interest rate is reset periodically in accordance with the terms of the Credit Agreement, and the loan may be repaid at any time. The most recent reset occurred on October 10, 2007, at the rate of 5.625%, consisting of the one-month LIBOR of 5.125% and the Applicable Margin of 50 basis points.

14. Subsequent Event

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company which is the Company's Connecticut domiciled reinsurance company. The estimated effect of the sale is reflected in the extraordinary gain that resulted from the Merger of Argonaut Group and PXRE, which is included in the third quarter 2007 Consolidated Statement of Income. The sales price is subject to final pricing and terms. PXRE Corporation of Delaware, the parent of PXRE Reinsurance Company, expects to receive a dividend from PXRE Reinsurance Company prior to closing and the sale proceeds would be reduced accordingly by the amount of the dividend. The transaction is expected to close in the first quarter of 2008 and is subject to customary regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Unless the context otherwise requires, references in this Form 10-Q to “Argo Group,” “we,” “us” and “our” include Argo Group International Holdings, Ltd., a Bermuda holding company (the “Company” or “Argo Group”), and its subsidiaries, including, without limitation, Argonaut Group, Inc. (“Argonaut Group”), Peleus Reinsurance Ltd. (“Peleus Re”), PXRE Reinsurance Ltd. (“PXRE Bermuda”) and PXRE Reinsurance Company (“PXRE Reinsurance”). References to GAAP refer to U.S. generally accepted accounting principles (“GAAP”). References to “Argonaut Group” refer to Argonaut and its subsidiaries, while references to PXRE Group Ltd. (“PXRE”) refer to the Company prior to the Merger.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006, and also a discussion of our financial condition as of September 30, 2007. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argonaut Group’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007, including the audited Consolidated Financial Statements and notes thereto.

As described above in Item 1, Consolidated Financial Statements, Argonaut Group was the accounting acquirer in the Merger. As with the Consolidated Financial Statements and footnotes thereto included in Part 1, Item 1 above, the financial information included in the discussion that follows is, unless otherwise specified, limited to Argonaut Group for the periods prior to the Merger, and includes combined Company information subsequent to August 7, 2007, the Merger completion date.

Shareholders and other security holders or buyers of our securities or our creditors should not assume that material events subsequent to the date of this report have not occurred.

Forward Looking Statements

This Quarterly Report on Form 10-Q and the materials incorporated by reference herein (including the notes thereto) may contain “forward looking statements” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for our products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, changes in asset valuations, difficulty in integrating the businesses of PXRE and Argonaut Group. We undertake no obligation to publicly update any forward looking statements.

Results of operations

The following is a comparison of selected data from the Company’s (and for all pre-Merger periods, Argonaut Group’s) operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$332.9	$307.3	$896.5	$835.4
Earned premiums	$220.7	$206.0	$636.2	$606.3
Net investment income	37.3	27.1	93.8	76.8
Realized investment and other gains, net	0.7	9.2	4.6	12.5
Total revenue	$258.7	$242.3	$734.6	$695.6
Income before income taxes and extraordinary item	12.0	46.9	79.8	113.7
Provision for income taxes	5.1	16.2	26.8	39.1
Income before extraordinary item	6.9	30.7	53.0	74.6
Extraordinary item	67.3	-	67.3	-
Net income	$74.2	$30.7	$120.3	$74.6
Loss ratio	70.9%	57.9%	62.8%	59.3%
Expense ratio	38.1%	35.2%	38.1%	35.0%
Combined ratio	109.0%	93.1%	100.9%	94.3%

Consolidated gross written premiums from new business decreased from $130.2 million and $383.0 million for the three and nine months ended September 30, 2006 to $127.2 million and $336.9 million for the same periods in 2007. The decrease was primarily concentrated in the Excess and Surplus lines segment, due to increased competition from standard carriers and other excess and surplus lines carriers, coupled with reduction in gross written premiums from new business within the Argonaut Specialty underwriting unit. Gross written premiums from new business in the Excess and Surplus Lines segment decreased $27.2 million, from $107.6 million for the three months ended September 30, 2006 to $80.4 million for the same period in 2007, and $75.7 million, from $329.7 million for the nine months ended September 30, 2006 to $254.0 million for the same period in 2007. Partially offsetting this decrease were increased premium writings within the Select Markets segment, primarily concentrated in the public entity and grocery store programs. Gross written premiums from new business in the Select Markets segment increased $23.5 million and $28.7 million for the three and nine months ended September 30, 2007, as compared to the same periods ended 2006, from $22.5 million and $53.3 million for the three and nine months ended September 30, 2006, respectively, to $46.1 million and $82.1 million for the same periods ended 2007.

Consolidated gross written premiums from renewal business increased to $174.4 million and $476.0 million for the three and nine months ended September 30, 2007, compared to $156.5 million and $400.9 million for the same periods in 2006. The increase was due to a higher base of expiring policies available for renewal, primarily concentrated in the Excess and Surplus Lines segment.

Consolidated gross written premiums for the three and nine months ended September 30, 2007 include $33.0 million and $85.9 million, respectively, for premiums written and assumed under various reinsurance agreements. Gross written premiums under these agreements were $20.6 million and $55.3 million for the same periods in 2006. The increase was primarily attributable to two new programs within the International Specialty segment and increased volumes in one program within the Select Markets segment. Partially reducing the consolidated gross written premiums for the three and nine months ended September 30, 2007 were cancellations, endorsements and other adjustments of $1.7 million and $2.1 million, respectively, compared to $4.1 million for the nine months ended September 30, 2006.

The increase in consolidated earned premiums for the three and nine months ended September 30, 2007 as compared to 2006 was primarily a result of additional business inforce during 2007 within the Excess and Surplus Lines and Select Markets segments. Partially offsetting these increases were reductions of earned premiums in the Run-off Lines segment of $3.7 million and $19.8 million for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

The increase in net investment income was the result of higher invested assets due to the inclusion of the PXRE invested assets (from the Merger date) in the amount of $949.1 million at September 30, 2007, coupled with the investing of positive cash flows from operations. PXRE contributed $7.7 million in net investment income from the closing date of the Merger through September 30, 2007. Consolidated invested assets were $3,656.0 million and $2,447.1 million as of September 30, 2007 and 2006, respectively.

The Company manages its investment portfolio to satisfy liquidity needs relative to claims payments and to maximize the total return of the portfolio. Realized investment and other gains, net for the three and nine months ended September 30, 2007 were $0.7 million and $4.6 million, respectively, compared to $9.2 million and $12.5 million for the same periods in 2006. Included in realized investment and other gains, net for the three and nine months ended September 30, 2006 was a realized gain of $7.6 million from the sale of a real estate holding.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three and nine months ended September 30, 2007 were write downs of approximately $0.9 million and $1.3 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities. Included in the Company’s consolidated gross realized losses for the three and nine months ended September 30, 2006 were write downs of approximately $0.1 million and $1.1 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $156.4 million and $399.6 million for the three and nine months ended September 30, 2007, respectively, compared to $119.1 million and $359.9 million for the same periods in 2006. The consolidated loss ratios were 70.9% and 62.8% for the three and nine months ended September 30, 2007, respectively, compared to 57.9% and 59.3% for the three and nine months ended September 30, 2006 respectively. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2007 were $27.1 million and $29.3 million, respectively, in unfavorable development on prior accident years’ loss reserves, including $26.0 million in reserve strengthening for the asbestos and environmental claims. Partially offsetting this unfavorable development for the three and nine months ended September 30, 2007 was $5.8 million and $24.3 million, respectively, in favorable development on prior accident years’ loss reserves, primarily in the property, liability and medical malpractice lines. Losses and loss adjustment expenses for the three and nine months ended September 30, 2006 were reduced by $14.7 million and $24.0 million, respectively due to the recognition of favorable development on prior accident years across all segments, partially offset by $7.7 million of net adverse development for the asbestos and environmental exposure within the Run-off Lines segment. Property losses during 2006 across the Company’s continuing segments exceeded expectations. As a result the Company increased property loss and loss adjustment expenses by $5.6 million and $13.6 million for the three and nine months ended September 30, 2006, respectively. The majority of these losses was incurred in the Excess and Surplus Lines segment and was the result of storms in the first quarter of 2006 and fire losses.

Consolidated underwriting, acquisition and insurance expenses were $84.1 million and $242.4 million for the three and nine months ended September 30, 2007, compared to $72.6 million and $212.0 million for the same periods in 2006. The consolidated expense ratios were 38.1% and 35.2% for the three months ended September 30, 2007 and 2006, respectively. The consolidated expense ratios were 38.1% and 35.0% for the nine months ended September 30, 2007 and 2006, respectively. Included in consolidated underwriting, acquisition and insurance expenses was $8.1 million resulting from the operations of PXRE for the period from the closing date of the Merger through September 30, 2007, for which there was $1.2 million of negative earned premiums due to reinsurance cessions. Included in underwriting, acquisition and insurance expenses for the nine months ended September 30, 2007 was $10.2 million of additional compensation expense resulting from the acceleration of the vesting of certain share-based payment arrangements.

Consolidated interest expense and other was $6.2 million and $12.8 million for the three and nine months ended September 30, 2007, respectively, compared to $3.7 million and $10.0 million for the same periods in 2006. The increase in the interest expense for 2007 was due to the acquisition of an additional $167.1 million in trust preferred debt as a result of the Merger, coupled with the addition of $58.0 million borrowings under Argonaut Group’s credit facility, and higher interest rates on the variable rate trust preferred debt.

The consolidated income tax provision was $5.1 million and $26.8 million for the three and nine months ended September 30, 2007, respectively. The consolidated income tax provision was $16.2 million and $39.1 million for the three and nine months ended September 30, 2006, respectively. The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protections Act, 1966, which exempts the Company from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

The consolidated extraordinary item included for the three and nine months ended September 30, 2007 was the result of the Merger of Argonaut Group and PXRE. The excess of fair value of PXRE’s acquired net assets over cost of $67.3 million (negative goodwill) was recorded as an extraordinary gain in the Consolidated Statements of Income during the three months ended September 30, 2007 in accordance with SFAS 141. Please see Note 2 “PXRE-Argonaut Group Merger” in the Notes to the Consolidated Financial Statements for a detailed discussion of the transaction.

Segment Results

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger (see Note 2 for further discussion regarding the Merger), Argonaut Group classified its business into two ongoing operating segments: Excess and Surplus Lines and Select Markets. PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe and Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its operating segments and management determined that the Company would have three ongoing operating segments: Excess and Surplus Lines and Select Markets segments (which were previously included in Argonaut Group’s ongoing operating segments), and the International Specialty segment. The International Specialty segment is comprised of the operations of Peleus Re, a Bermuda-based subsidiary of the Company that focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Select Markets segments. Amounts applicable to prior periods have been reclassified to conform to the presentation followed after the Merger.

During the second quarter of 2007, Argonaut Group evaluated its strategic direction with regards to the Select Market and Public Entity segments. Argonaut Group’s management determined that combining these two segments into one operating segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Select Markets segment. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. The following table summarizes the Excess and Surplus segment results of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$179.9	$190.4	$546.3	$545.9
Earned premiums	138.8	132.3	406.4	385.7
Losses and loss adjustment expenses	82.2	75.9	231.7	230.3
Underwriting expense	43.5	42.9	128.9	121.5
Underwriting income	13.1	13.5	45.8	33.9
Investment income, net	13.9	11.7	40.1	31.5
Income before income taxes and extraordinary item	$27.0	$25.2	$85.9	$65.4
Loss ratio	59.2%	57.4%	57.0%	59.7%
Expense ratio	31.3%	32.4%	31.7%	31.5%
Combined ratio	90.5%	89.8%	88.7%	91.2%

Gross written premiums from new business decreased from $107.6 million and $329.7 million for the three and nine months ended September 30, 2006, respectively, to $80.4 million and $254.0 million for the same periods in 2007. Gross written premiums for the periods in 2006 were favorably impacted by Argonaut Specialty, which began writing business in the second quarter of 2005. Gross written premiums from new business written by Argonaut Specialty were $23.9 million and $79.9 million for the three and nine months ended September 30, 2006, compared to $16.5 million and $55.8 million for the same periods in 2007. The Excess and Surplus Lines segment’s gross written premiums were impacted by increased competition from the standard markets, as well as from other excess and surplus lines carriers.

Gross written premiums from renewal business increased to $100.6 million and $292.2 million for the three and nine month ended September 30, 2007, respectively, compared to $82.6 million and $219.8 million for the same periods in 2006. A larger base of expiring policies, including business written by Argonaut Specialty, was the primary driver for the increase in gross written premiums from renewal business. Argonaut Specialty contributed gross written premiums from renewal business of $20.9 million and $53.2 million for the three and nine months ended September 30, 2007, respectively, compared to $14.3 million and $22.4 million for the same periods in 2006.

Gross written premiums were offset by cancellations, endorsements and other adjustments of approximately $1.1 million for the three months ended September 30, 2007. Gross written premiums for the nine months ended September 30, 2007 include $0.1 million from endorsements and other adjustments, compared to a reduction in gross written premiums of $3.6 million for the same period in 2006.

The increase in earned premiums was primarily attributable to increased premium writings during the latter half of 2006 and continuing into 2007.

The Excess and Surplus Lines segment’s loss ratio for the three months ended September 30, 2007 was 59.2%, compared to 57.4% for the same period ended 2006. Losses and loss adjustment expenses for the three months ended September 30, 2007 include $2.7 million in favorable development on prior accident years related to the liability lines, partially offset by reserve strengthening of $0.6 million related to property lines. Losses and loss adjustment expense for the three months ended September 30, 2006 include $4.6 million in reserve increases due to higher than anticipated property losses for the 2006 accident year. Partially offsetting these losses was favorable development on prior accident years of $4.2 million, primarily related to the 2004 and 2005 accident years within the property lines.

The Excess and Surplus Lines loss ratio for the nine months ended September 30, 2007 was 57.0%, compared to 59.7% for the same period in 2006. Included in losses and loss adjustment expenses for the nine months ended September 30, 2007 was $16.6 million in favorable development, including $5.3 million in favorable development in the property lines for the 2006 accident year, coupled with $11.3 million in favorable development in the liability lines for the 2003 through 2006 accident years. Included in losses and loss adjustment expenses for the nine months ended September 30, 2006 was $10.2 million in reserve strengthening for the 2006 accident year for spring storms and higher than anticipated fire losses. Partially offsetting these reserve increase was $5.6 million in favorable development within the 2004 through 2005 accident years’ property lines. The overall reduction in prior accident years loss reserves was primarily attributable to a lower than expected emergence of claims due to reduced frequency and severity. Loss reserves for the Excess and Surplus Lines segment were $1,061.5 million and $847.2 million as of September 30, 2007 and 2006, respectively.

The expense ratio for the three months ended September 30, 2007 and for the nine months ended September 30, 2007 and 2006 were comparable at 31.3%, 31.7% and 31.5%, respectively. The expense ratio for the three months ended September 30, 2006 increased to 32.4% due to increased accruals during the three months then ended.

The increase in net investment income was the result of higher invested assets due to positive cash flows from operations, coupled with slightly higher yields. Net invested assets were $1,301.3 million as of September 30, 2007, compared to $1,055.8 million as of September 30, 2006.

Select Markets. The following table summarizes the Select Markets segment results of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$133.5	$111.7	$320.4	$281.2
Earned premiums	78.3	69.0	220.3	200.2
Losses and loss adjustment expenses	48.2	39.9	137.8	121.9
Underwriting expense	22.4	20.5	62.1	59.8
Underwriting income	7.7	8.6	20.4	18.5
Investment income, net	7.9	5.7	21.3	15.9
Income before income taxes and extraordinary item	$15.6	$14.3	$41.7	$34.4
Loss ratio	61.6%	57.8%	62.6%	60.9%
Expense ratio	28.6%	29.7%	28.2%	29.9%
Combined ratio	90.2%	87.5%	90.8%	90.8%

Gross written premiums from new business increased to $46.1 million and $82.1 million, respectively, for the three and nine months ended September 30, 2007, compared to $22.6 million and $53.4 million for the same periods in 2006. The increase in new business was primarily due to a recent expansion of public entity business into the New England area, which began in July 2007. Gross written premiums from new business for the public entity program totaled $28.3 million and $34.6 million for the three and nine months ended September 30, 2007, compared to $10.2 million and $16.2 million for the same periods in 2006. Premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insureds’ fiscal year ends. Additionally, the grocery store product line experienced growth in gross written premiums from new business, increasing from $4.6 million and $9.8 million for the three and nine months ended September 30, 2006 to $7.4 million and $17.8 million for the same periods in 2007.

Gross written premiums from renewal business were $73.8 million and $183.9 million for the three and nine months ended September 30, 2007, compared to $73.9 million and $181.3 million for the same periods in 2006. Increased competition and pricing pressure has impacted renewal business. Gross written premiums resulting from various reinsurance agreements, including the state fund program, were $13.6 million and $54.4 million for the three and nine months ended September 30, 2007, compared to $15.2 million and $46.5 million for the same periods in 2006.

The increase in earned premiums for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily attributable to increased premium writings in the latter half of 2006 and continuing into 2007.

The loss ratio for the Select Markets segment was 61.6% for the three months ended September 30, 2007 compared to 57.8% for the same period in 2006. Included in losses and loss adjustment expenses for the three months ended September 30, 2007 was $0.5 million reserve increases in the workers compensation lines related to the Utah mining accident and $0.3 million in unfavorable development on prior accident years, primarily attributable to the unwinding of the workers compensation discount. Losses and loss adjustment expenses for the three months ended September 30, 2006 include favorable development on prior accident years of $3.0 million attributable to all lines as emergence of incurred and paid losses, as well as settlements of some large dollar claims, have been favorable compared to expectations.

The loss ratio for the nine months ended September 30, 2007 and 2006 were 62.6% and 60.9%, respectively. Included in losses and loss adjustment expense for the nine months ended September 30, 2007 was $1.4 million in favorable development on prior accident years. The favorable development was primarily attributable to $2.9 million of favorable development in the general liability and commercial auto lines and $0.4 million of favorable development in property lines. Partially offsetting this favorable development was $1.5 million of unfavorable development related to the unwinding of discount on workers compensation reserves and $0.5 million of unfavorable development in unallocated loss adjustment expenses and involuntary pool losses. Losses and loss adjustment expense for the nine months ended September 30, 2006 include $7.4 million of favorable development on prior accident year losses attributable to all lines as emergence of incurred and paid losses, as well as settlements of some large dollar claims, had been favorable compared to expectations. Loss reserves for the Select Markets segment were $470.7 million and $410.9 million as of September 30, 2007 and 2006, respectively.

The expense ratios for the three and nine months ended September 30, 2007 were 28.6% and 28.2%, respectively, compared to 29.7% and 29.9% for the same periods in 2006. The decrease in the expense ratios were the result of the overall increase in earned premium volumes.

The increase in net investment income was the result of higher invested assets due to positive cash flows from operations, coupled with slightly higher yields. Net invested assets were $657.0 million as of September 30, 2007, compared to $511.1 million as of September 30, 2006.

International Specialty. International Specialty includes the results of operations of Peleus Re (from the closing date of the Merger through September 30, 2007), in addition to various international reinsurance programs in which the Company assumes premiums.

The following table summarizes the International Specialty segment results of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$20.1	$3.4	$32.2	$7.6
Earned premiums	4.0	1.4	11.6	2.7
Losses and loss adjustment expenses	2.8	0.9	7.1	1.8
Underwriting expense	2.6	(0.6)	4.2	(0.3)
Underwriting income	(1.4)	1.1	0.3	1.2
Investment income, net	2.3	-	2.3	-
Income before income taxes and extraordinary item	$0.9	$1.1	$2.6	$1.2
Loss ratio	70.0%	64.3%	61.2%	66.7%
Expense ratio	65.0%	n/m	36.2%	n/m
Combined ratio	135.0%	n/m	97.4%	n/m

     n/m - not meaningful

The increase in gross written premiums for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily attributable to the introduction of new programs in 2007. New programs contributed $16.0 million and $24.6 million in gross written premiums for the three and nine months ended September 30, 2007, respectively, including $0.7 million related to Peleus Re. The increase in earned premiums was due to the increase in gross written premiums for these periods.

Losses and loss adjustment expenses resulted in loss ratios of 70.0% and 61.2% for the three and nine months ended September 30, 2007, compared to 64.3% and 66.7% for the same periods in 2006. The increase in the loss ratio in 2007 as compared to 2006 was primarily attributable to the introduction of a new reinsurance assumed program during 2007. Loss reserves for the International Specialty segment were $12.7 million and $1.8 million at September 30, 2007 and 2006, respectively.

Underwriting expense increased for the three and nine months ended September 30, 2007 as compared to 2006 due to the inclusion of the results of operations of Peleus Re, which totaled $1.7 million. Additionally, new programs in 2007 resulted in an increase in fixed costs associated with the management of these programs. For the three and nine months ended September 30, 2006, negative expenses of $0.6 million and $0.3 million, respectively, were negligible as the reinsurance programs had recently been initiated.

The recognition of investment income for the three and nine months ended September 30, 2007 was the result of positive cash flows due to the growth of premiums under these reinsurance programs, coupled with the inclusion of $1.8 million in investment income attributable to Peleus Re.

Run-off Lines. The Company has discontinued underwriting of certain lines of business, including those lines which were previously reported in Argonaut Group’s Risk Management segment. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights in third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions. All amounts applicable to the Risk Management segment for the three and nine months ended September 30, 2006 have been reclassified to the Run-off Lines segment to conform to the 2007 presentation.

Also included in the Run-off Lines segment are liabilities associated with general liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on an annual basis.

Upon the completion of the Merger of Argonaut Group and PXRE, business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite is included in the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions. The results of operations for the former PXRE business are included as of August 7, 2007, the closing date of the Merger.

The following table summarizes the Run-off Lines segment results of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Gross written (return) premiums	$(0.6)	$1.8	$(2.4)	$0.7
Earned premiums	(0.4)	3.3	(2.1)	17.7
Losses and loss adjustment expenses	23.2	2.4	23.0	5.9
Underwriting expense	7.4	5.2	16.6	19.3
Underwriting loss	(31.0)	(4.3)	(41.7)	(7.5)
Investment income, net	12.3	8.2	27.4	24.8
Other expenses	(0.4)	-	(0.4)	-
(Loss) income before income taxes and extraordinary item	$(18.3)	$3.9	$(13.9)	$17.3

Earned premiums for the three and nine months ended September 30, 2007 were primarily attributable to adjustments resulting from final audits and other adjustments on policies previously written. Earned premiums for the three and nine months ended September 30, 2006 were primarily attributable to the run-off of premiums written prior to the renewal rights sale.

The Company completed its annual actuarial analysis of the asbestos and environmental reserves during the three months ended September 30, 2007, and as a result strengthened its asbestos and environmental liabilities by $26.0 million. The decision to strengthen asbestos reserves is the result of the comprehensive evaluation and review of exposure to asbestos claims, particularly in light of recent industry and litigation trends, actual claims experience, and actuarial analysis by the Company's consulting and internal actuary. The Company has recently completed arbitration hearings related to several key accounts and has adjusted its reserves in accordance with the rulings of those arbitrations. In addition reported claims and claims payments, primarily in the assumed book of business, were higher than expected. Partially offsetting this reserve increase was a reduction of $3.1 million for medical malpractice reserves for the three months ended September 30, 2007. The reduction in the medical malpractice reserves was primarily attributable to a limited number of claims remaining open, and with the expiration of the statute of limitation on filing new claims. No adjustments were recorded to the former PXRE loss reserves for the period from August 7, 2007 through September 30, 2007.

Included in losses and loss adjustment expenses for the three months ended September 30, 2006 was $7.7 million in reserve strengthening for the asbestos exposure as a result of the 2006 actuarial study. Partially offsetting this increase was a reduction to the medical malpractice reserves of $7.0 million. During the nine months ended September 30, 2006, the last two open traditional medical malpractice claims were closed.

Loss reserves for the Run-off Lines segment were as follows:

	September 30,
	2007		2006
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$167.2	$157.3	$164.6	$154.3
Incurred losses	30.3	27.9	10.9	7.7
Losses paid	28.0	26.6	10.8	9.4
Loss reserves - asbestos and environmental,
end of the period	169.5	158.6	164.7	152.6
Risk management	472.3	347.6	540.3	398.5
PXRE run-off lines	370.7	337.6	-	-
Other run-off lines	15.9	5.2	28.1	19.7
Total reserves - run-off lines	$1,028.4	$849.0	$733.1	$570.8

In the opinion of management, the Company’s reserves for the Run-off Lines segment represent the best estimates of its ultimate liabilities based on currently known facts and trends, current laws, current technology and assumptions considered reasonable where specific facts are not known. However, as management regularly monitors and evaluates the activity of these claims, adjustments to the reserves may be recorded outside of the annual review period. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting expense for the three months ended September 30, 2007 increased $2.4 million, primarily due to the inclusion of the results of operations for the PXRE run-off lines from the closing date of the Merger through September 30, 2007. The decrease in underwriting expenses for the nine months ended September 30, 2007 was primarily attributable to the reduction of variable expenses resulting from declining premium volume and reduced administrative expenses, partially offset by the inclusion of underwriting expenses for the results of operations of the PXRE Run-off.

The increase in net investment income was the result of higher invested assets due to the inclusion of the PXRE invested assets (from the closing date of the Merger) in the amount of $731.7 million. Total net invested assets were $1,390.2 million as of September 30, 2007, compared to $785.9 million as of September 30, 2006.

Reinsurance

The Company purchases catastrophe retrocessional coverage for the International Specialty segment primarily to reduce its exposure to severe losses related to any one event or catastrophe. Prior to the Merger, PXRE Bermuda entered into an agreement that provided $250.0 million of collateralized catastrophe protection with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage was effective January 1, 2006 and provided second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, the Company will make a recovery under the agreement. The recovery is based on modeled losses and is not limited to the Company’s ultimate net loss from the loss event. The coverage provides $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. As PXRE Bermuda did not expect its catastrophe exposures for 2007 to be significant, PXRE Bermuda entered into an agreement for the period of July 1, 2007 to December 31, 2007, through which it sold catastrophe protection to a third party mirroring this collateralized facility in order to offset its expense for the last six months of 2007.

The fair value of A&W II is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the value on or after August 7, 2007 reflected in “Underwriting, acquisition and insurance expenses” in the Consolidated Statements of Income. As there is no quoted market value available for this derivative, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract.

The reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company is not the primary beneficiary of this entity and is, therefore, not required to consolidate it in its interim consolidated financial statements.

In the event that retrocessionaires are unable to meet their contractual obligations, the Company would remain liable for the underlying covered claims and, therefore, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

Pensions

Effective November 2003, Argonaut Group curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. Based on the actual results for the nine months ended September 30, 2007, payments to date resulted in the anticipated lump sum distributions for the remainder of the year exceeding the sum of the service cost and interest cost components for the 2007 net periodic pension cost. As a result, for the nine months ended September 30, 2007, the Company incurred pension related expenses of $0.4 million to account for the identified situation according to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The Company does not believe that any significant funding of the pension plan will be required during the current year.

Management is currently evaluating formal termination of the pension plans. Termination of Argonaut Group’s pension plans may result in additional expense being incurred by the Company.

PXRE’s qualified and non-qualified defined benefit pension plans were curtailed on March 31, 2004, and employees no longer accrue additional benefits thereunder. In May 2007, PXRE decided to terminate its U.S. defined benefit pension plans. In conjunction with PXRE’s termination of its pension plans, the Company has recorded an additional $1.1 million as the estimated fair value adjustment relating to PXRE’s pension termination liabilities assumed at the Merger date.

Related Party Transactions

Century Capital Entities. Allan W. Fulkerson, who is a member of the Company's Board of Directors, has an indirect ownership interest in Asset Allocation & Management Company, L.L.C. (“AAM”) equal to less than one-half of one percent. The Company’s subsidiary, Argonaut Group, and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by Argonaut Group for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. For the year ended December 31, 2006, fees paid by Argonaut Group constituted less than 5% of AAM’s consolidated gross revenues. As of September 30, 2007, AAM managed $873.2 million of Argonaut Group’s investments. Argonaut Group paid AAM $0.6 million for services provided for the nine months ended September 30, 2007. It is anticipated that for calendar year 2007 revenue generated from Argonaut Group under the AAM Investment Management Agreement will again comprise less than 5% of the gross consolidated revenues of AAM. The AAM Investment Management Agreement does not have a specified term but is terminable by either party at any time on 30 days advance written notice.

In addition, in August 2002, one of Argonaut Group’s subsidiaries committed to a $5.0 million investment, as a limited partner, in Century Capital Partners III, LP (“CCP III”), an investment partnership which specializes in investing in the insurance industry. Century Capital Management, LLC (“CCML”) is the Investment Advisor to Century Capital Partners II, L.P. (“CCPII”) and CCPIII that collectively hold a majority ownership interest in AAM. Mr. Fulkerson serves as a consultant to CCML and retains fractional ownership interests in the general partners of CCPII and CCPIII.

Fayez Sarofim & Co. The Company and Fayez Sarofim & Co. (Investment Manager) are parties to an agreement dated November 11, 1995 (the Investment Management Agreement), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc. the majority of which is owned by Fayez Sarofim, a director of the Company. As of September 30, 2007, Fayez Sarofim & Co. managed $277.3 million fair market value of the Company’s investments. Argonaut Group paid Fayez Sarofim & Co. approximately $0.5 million for services provided for the nine months ended September 30, 2007. The Investment Management Agreement does not have a specified term but is terminable by either party at any time on 30 days advance written notice.

Swett & Crawford. Swett & Crawford is one of the largest wholesale insurance brokers in the United States, placing nearly $2.6 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, is currently the Chairman of Swett & Crawford. Mr. Hartoch served as the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003, as a consultant to Swett & Crawford from 2003 to 2005 and as acting Chairman and Chief Executive Officer of Swett & Crawford from April 1, 2005 to November 15, 2005. During the nine months ended September 30, 2007, Swett & Crawford placed insurance with the Company’s Colony Group totaling $26.1 million in gross written premiums. Swett & Crawford earned $4.7 million in commissions on this business.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments, reinsurance costs and operating expenses.

For the nine months ended September 30, 2007, consolidated net cash provided by operating activities was $141.6 million compared to $219.8 million for the same period in 2006. The decrease in cash flows from operating activities in 2007 was primarily attributable to (1) cash received from ceded paid losses was higher in 2006 as the Company was collecting on amounts due on 2004 and 2005 catastrophe losses; (2) a $10.9 million increase in tax payments in 2007 and (3) claim payments, which include $28.8 million in legacy PXRE payments, exceeded payments during the comparable prior year period.

The Company has access to various sources of liquidity including holding company investments and cash, capacity under its revolving credit facility and access to the debt and equity capital markets. In July 2007, Argonaut Group borrowed $58.0 million of the $75.0 million revolving credit facility to fund the special dividend payment to its shareholders (see Note 13 – Borrowing Under Revolving Credit Facility in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 – Consolidated Financial Statements for related disclosures). Management believes that the Company has sufficient liquidity to meet its needs.

The Company has three letter of credit (“LOC”) facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second is a $200.0 million committed facility with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The third is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of September 30, 2007, the Company has pledged assets with a fair value of $244.3 million to support outstanding letters of credit.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argonaut Group’s Annual Report on Form 10-K for the year ended December 31, 2006 that Argonaut Group filed with the Securities and Exchange Commission on March 1, 2007 for further discussion on Argonaut Group’s liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 3 - Recently Issued Accounting Pronouncements in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements.”

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

The United States subsidiaries of the Company file two separate consolidated U.S. federal income tax returns.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates. Our interest expense fluctuates with changes in interest rates as well. In addition, our international business is subject to currency exchange rate risk.

Our investment portfolio includes $78.5 million of mortgage-backed securities collateralized by sub prime residential mortgage loans at September 30, 2007. The book value of these mortgage securities was $77.1 million and the market value was $75.2 million, representing 2.1% of our consolidated investment portfolio. Of these securities, 93.0% ($69.9 million) were rated AAA, 6.2% ($4.7 million) were rated AA, and less than $1 million was rated A or lower. None of these investments were downgraded or put on watch as part of Standard & Poor’s and Moody’s Investors Service recent ratings announcements. Sub prime residential mortgage securities issued in 2006 have experienced higher delinquency and foreclosure rates than originally expected, with the worst performance by variable rate mortgage loans. Our investment portfolio includes sub prime mortgage-backed securities issued over several years from 2001 through 2006, and the underlying mortgage loans are primarily fixed rate, with less than 1% ($4.1 million) of the consolidated investment portfolio with floating rates. Securities issued in 2006 comprise less than 1% ($25.6 million) of the consolidated investment portfolio and all of those are rated AA and above. We have not purchased any collateralized debt obligations (“CDOs”) or other mortgage derivatives.

We have exposure to foreign currency risks in conjunction with certain reinsurance agreements and through our investments in foreign securities. Accounts under the reinsurance agreements may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to the exchange rates. For the three and nine months ended September 30, 2007, PXRE (with respect to the period beginning on August 7, 2007) and Argonaut Group (with respect to the period prior to August 7, 2007) recorded a gain of $0.6 million and $0.7 million, respectively, on foreign currency translation. For the three and nine months ended September 30, 2006, Argonaut Group recorded a gain of $0.1 million and $0.3 million, respectively, on foreign currency translation. Management is unable at this time to estimate the future gains or losses, if any.

We hold a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poor’s 500. Marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of September 30, 2007.

Our primary exposure to interest rate risk relates to fixed maturity investments, including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. We primarily invest in high investment grade bonds (“AAA” for U.S. treasury notes and government agency bonds and “A minus” or better for municipal bonds, corporate bonds and preferred stocks), or in securities which are guaranteed by the United States federal government. Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB minus.”

We regularly evaluate our investment portfolio for indications of other-than-temporary impairment to individual securities. During the three and nine months ended September 30, 2007, PXRE (with respect to the period beginning on August 7, 2007) and Argonaut Group (with respect to the period prior to August 7, 2007) recorded other-than-temporary impairments of $0.9 million and $1.3 million, respectively. During the three and nine months ended September 30, 2006, Argonaut Group recorded other-than-temporary impairments of $0.1 million and $1.1 million, respectively.

We regularly monitor the status of our investment portfolio to determine if securities in an unrealized loss position have an other-than-temporary impairment. As of September 30, 2007, we had gross unrealized losses of $35.0 million, of which $5.4 million were in an unrealized loss position for less than one year and $29.6 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $31.4 million of the total unrealized losses, of which $28.2 million was in an unrealized loss position for one year or greater, and was due to interest rate fluctuations. We consider various factors when considering if a decline in the fair value of an equity security is other-than-temporary, including, but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of our external investment advisors; market liquidity; and our intention to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, we have concluded that the above declines in the fair values of our investments in equity and fixed income securities as of September 30, 2007 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2006 (see Note 4 – Unrealized Losses on Investments in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 – “Consolidated Financial Statements,” for related disclosures).

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the nine months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between May 3, 2006 and June 16, 2006 several class action lawsuits were filed against Argo Group (formerly PXRE) and certain of Argo Group’s former officers, in the United States District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased the publicly traded securities of Argo Group (formerly PXRE) between July 28, 2005 and February 16, 2006. Pursuant to an Opinion and Order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding.

On June 15, 2007, plaintiffs filed a consolidated Amended Class Action Complaint on behalf of purchasers of Argo Group (formerly PXRE) common stock between September 11, 2005 and February 22, 2006 (the “Amended Class Action Complaint”). The Amended Class Action Complaint names PXRE’s former Chief Operating Officer, Guy Hengesbaugh, as an additional defendant.

The Amended Class Action Complaint alleges that during the purported class period certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations, thereby causing investors to purchase PXRE’s securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Class Action Complaint alleges, among other things, that PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business. The Amended Class Action Complaint seeks an unspecified amount of damages, as well as attorneys’ fees and costs.

On February 15, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. The parties have agreed to extend the term of the tolling agreement to December 3, 2007.

Based on all information available to the Company at this time, management of the Company believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements.

The insurance subsidiaries of the Company are parties to other legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

Item 1A. Risk Factors

An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares. There may be additional risks which the Company is currently unaware of which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

Risks Related to the Business

Argo Group may incur income statement charges if the reserves for losses and loss adjustment expenses are insufficient. Such income statement charges could be material, individually or in the aggregate, to the Company’s financial condition and operating results in future periods and could result in rating agency actions and/or the need to raise capital.

Argo Group maintains reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and as a consequence, management’s estimates may change from time to time. Because establishment of the reserves for losses and loss adjustment expenses is an inherently uncertain process involving estimates, currently established reserves may not be sufficient or estimates of ultimate losses and loss adjustment expenses may increase.

Argonaut Group has received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970s and into the mid-1980s. Argo Group has a specialized claims unit that investigates and adjusts asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All policies currently being issued by Argo Group’s insurance subsidiaries contain this exclusion. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of Argo Group’s potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

  potentially long waiting periods between exposure and emergence of any bodily injury or property damage;

  difficulty in identifying sources of environmental or asbestos contamination;

  difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage;

  changes in underlying laws and judicial interpretation of those laws;

  potential for an environmental or asbestos claim to involve many insurance providers over many policy periods;

  long reporting delays from insureds to insurance companies;

  historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims;

  questions concerning interpretation and application of insurance coverage; and

  uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Argo Group’s management believes that these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. Argo Group establishes reserves to the extent that, in the judgment of its management, the facts and prevailing law reflect an exposure for Argo Group not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. Argonaut Group has annually reviewed its loss and loss adjustment expense reserves for its runoff lines of business, including its asbestos and environmental claims. The review entails a detailed analysis of its direct and assumed exposure. Argonaut Group has traditionally engaged a consulting actuary to assist it in determining a best estimate of ultimate losses, and Argonaut Group’s management evaluates that estimate in assessing the adequacy of the runoff loss and loss adjustment expense reserves. Argonaut Group completed the 2007 analysis during the third quarter. As a result of this analysis, Argonaut Group recorded an additional $26.0 million in loss reserves during the three months ended September 30, 2007. Argo Group will continue to monitor industry trends and its own experience in order to determine the adequacy of its environmental and asbestos reserves.

Through Argo Group’s subsidiary Rockwood Casualty Insurance Company, which we refer to as Rockwood, Argo Group has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of Argo Group’s exposure. Argo Group’s subsidiary, the Colony Group, which we refer to as Colony, also currently underwrites environmental and pollution coverages (on a limited number of policies) for underground storage tanks.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on Argo Group’s future financial condition, results of operations and cash flows.

Management of Argo Group will also make decisions regarding the integration of claims handling practices, actuarial practices and other operational procedures after the Merger. These decisions may impact management’s estimate of reserves.

Because of all of the above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Income statement charges that would result from such increases, if any, cannot now be reasonably estimated. Such charges could be material, individually or in the aggregate, to Argo Group’s future operating results and financial condition and could result in rating agency actions and/or the need to raise capital. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed.

For more information about Argo Group’s reserves for losses and loss adjustment expenses, see the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

There can be no assurance that the Company and its subsidiaries will not experience a ratings downgrade, which may result in an adverse effect on Argo Group’s business, financial condition and operating results.

Ratings with respect to claims paying ability and financial strength are important factors in establishing the competitive position of insurance companies and will also impact the cost and availability of capital to an insurance company. Argo Group competes with other insurance companies, financial intermediaries and financial institutions on the basis of a number of factors, including the ratings assigned by internationally-recognized rating organizations. Ratings represent an important consideration in maintaining customer confidence in Argo Group and in its ability to market insurance products. Rating organizations regularly analyze the financial performance and condition of insurers. Any ratings downgrades, or the potential for ratings downgrades, of Argo Group could adversely affect its ability to market and distribute products and services, which could have an adverse effect on Argo Group’s business, financial condition and operating results.

Both A.M. Best Company (“A.M. Best”) and Standard & Poor’s (“S&P”) currently rate certain insurance and reinsurance subsidiaries of Argo Group. These ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors.

The rating scales of A.M. Best and S&P are as follows:

  A.M. Best—A++ to F (“Superior” to “In Liquidation”)
  S&P—AAA to R (“Extremely Strong” to “Regulatory Action”)

A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security. All of Argo Group’s insurance and reinsurance subsidiaries except Great Central, Peleus Re, PXRE Reinsurance Company and PXRE Reinsurance Ltd. are rated “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook. Great Central and Peleus Re are rated “A-” (Excellent) (4th highest rating out of 16 rating classifications) with a stable outlook. PXRE Reinsurance Company and PXRE Reinsurance Ltd. are rated “B+” (Good) (6th highest rating out of 16 rating classifications) with a stable outlook.

S&P has rated Argonaut Group’s insurance subsidiaries “A-” (Strong) with a stable outlook and Argonaut Group’s counterparty credit rating “BBB-” (Good) with a negative outlook.

Argo Group’s ratings are subject to periodic review by those entities and the continuation of those ratings cannot be assured. A significant downgrade in these ratings could affect Argo Group’s competitive position in the insurance industry, make it more difficult for Argo Group to market its products and result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

Ratings are not in any way a measure of protection afforded to investors and should not be relied upon in making an investment or voting decision.

The insurance and reinsurance business is historically cyclical, and Argo Group may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, Argo Group may have a shortage of underwriting capacity when premium rates are strong.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Both Argonaut Group’s and PXRE’s growth from January 1, 2002 through December 31, 2005 related in part to improved industry pricing, but the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease.

Through the first nine months of 2007, virtually all lines of business underwritten by Argo Group were subject to competitive pressures. The increased competition resulted in rate decreases averaging approximately 4 percent across Argo Group's renewal portfolio, with some erosion of policy terms and conditions, and increased pressure on top line production. While Argo Group's rate declines were lower than the industry due to Argo Group's focus on small account business, the competitive pricing of 2007 may adversely impact underwriting margins. Furthermore, the absence of a severe U.S. hurricane event in 2006 and 2007 may facilitate excess underwriting capacity and unfavorable premium rates in the property catastrophe reinsurance marketplace. During 2006, pricing for the casualty lines of business Argo Group had underwritten experienced downward pressure, particularly for larger accounts. The hurricane activity during the third and fourth quarters of 2005 resulted in higher rates for certain property business and a significant increase in the cost of and decrease in the availability of property catastrophe reinsurance protection in 2006. However, pricing for non-wind exposed catastrophe risks continued to experience downward pressure.

Argo Group cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance and reinsurance at rates that Argo Group considers appropriate relative to the risk assumed. If Argo Group cannot write insurance at appropriate rates, its ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on Argo Group’s profits. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and Argo Group expects to experience the effects of such cyclicality.

Increased competition could adversely impact Argo Group’s results.

The property and casualty insurance industry is highly competitive. Argo Group competes not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Argo Group’s principal competitors cannot be easily classified. Argo Group’s principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For Argo Group’s workers compensation lines, additional competition comes from state workers compensation funds. Argo Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. Argo Group may have difficulty in continuing to compete successfully on any of these bases in the future.

In addition, industry developments could further increase competition in Argo Group’s industry. These developments could include:

  an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance and reinsurance business as a result of better pricing and/or terms;

  programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and

  changing practices caused by the Internet, which has led to greater competition in the insurance business.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available.

If competition limits Argo Group’s ability to write new business at adequate rates, Argo Group’s future results of operations would be adversely affected.

Some aspects of Argo Group’s corporate structure and applicable insurance regulations may discourage third-party takeovers and other transactions, may result in the entrenchment of incumbent management and may reduce or increase the voting rights of Argo Group’s common shares.

Argo Group’s bye-laws generally permit transfers of Argo Group common shares unless the board of directors determines a transfer may result in a non-de minimis adverse tax, legal or regulatory consequence to Argo Group, any Argo Group subsidiary or any direct or indirect shareholder of Argo Group or its affiliates. Argo Group may refuse to register on its share transfer records any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any Argo Group shares purchased which violate the restrictions and as to the transfer of which registration is refused.

In the event that Argo Group becomes aware of a U.S. Person (that owns Argo Group shares directly or indirectly through non-U.S. entities) owning more than the permitted 9.5% level of voting power of the outstanding shares of Argo Group after a transfer of shares has been registered, Argo Group’s bye-laws provide that, subject to certain exceptions and waiver procedures, the voting rights with respect to the shares of Argo Group owned by any such shareholder will be limited to the permitted level of voting power, subject only to the further limitation that no other shareholder allocated any such voting rights may exceed the permitted level of voting power as a result of such limitation.

In addition, Argo Group’s ownership of U.S. subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of Argo Group. Under applicable insurance regulations, any proposed purchase of 10% or more of the voting securities of Argo Group would require the prior approval of the relevant insurance regulatory authorities.

Argo Group’s bye-laws provide for a classified board of directors. The directors of the class elected at each annual general meeting hold office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders. Under Argo Group’s bye-laws, the vote of two-thirds of the outstanding shares entitled to vote and the approval of a majority of the board are required to amend bye-laws regarding appointment and removal of directors, indemnification of directors and officers, directors’ interests and the procedures for amending bye-laws.

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

Except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, for so long as the shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code (“the Code”)) of any U.S. Person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by Argo Group’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person, which we refer to as a 9.5% U.S. Shareholder, will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in Argo Group’s bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, the board of Argo Group may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to Argo Group, any subsidiary of Argo Group or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Argo Group that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

Argo Group also has the authority under its bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to such a request for information or submits incomplete or inaccurate information in response to such a request, Argo Group may, in its sole discretion, eliminate such shareholder’s voting rights.

The effects of emerging claim and coverage issues on Argo Group’s business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect Argo Group’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims.

In some instances, these changes may not become apparent until some time after Argo Group has issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under Argo Group’s insurance or reinsurance contracts may not be known for many years after a contract is issued, and its financial position and results of operations may be adversely affected.

Argo Group has exposure to unpredictable catastrophes, which can materially and adversely affect its business, results of operations and/or financial condition.

Argo Group is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and intentional man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although Argo Group will actively manage its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance protection and may have a material adverse impact on Argo Group’s business, results of operations and/or financial condition.

As a primary insurer, Argo Group may have significant exposure for terrorist acts.

Argo Group may have exposure to losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that Argo Group considers unattractive, direct insurers, like Argo Group’s insurance company subsidiaries, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, Argo Group, in its capacity as a primary insurer, would have a significant gap in its reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These events are inherently unpredictable, although recent events may lead to their increased frequency and severity. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate.

The Terrorism Risk Insurance Act of 2002 (as amended by the Terrorism Risk Insurance Extension Act of 2005), which we refer to as TRIA, was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including Argo Group, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 85% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. This law does not apply to acts of domestic terrorism or acts that might otherwise be considered acts of terrorism that are not certified by the Secretary of the Treasury to be acts of terrorism under this law. Argo Group continues to attempt to exclude acts of terrorism not covered under the federal act, subject to state approvals.

Given the retention limits imposed under this law and that some or many of Argo Group’s policies may not include an exclusion for terrorism, future terrorist attacks may result in losses that have a material adverse effect on Argo Group’s business, results of operations and/or financial condition. The federal terrorism risk assistance provided by TRIA will expire at the end of 2007 and it is not currently clear whether that assistance will renewed. Any renewal may be on substantially less favorable terms.

Litigation and legal proceedings against Argo Group’s insurance and reinsurance subsidiaries could have an adverse effect on Argo Group’s business, results of operations and/or financial condition.

In the normal course of business, insurance and reinsurance companies may be sued in a class action lawsuit and other major litigation as a result of their insurance and reinsurance operations. Argo Group’s insurance and reinsurance companies have been and may become involved in such lawsuits, including a number of class action lawsuits and other major litigation. Argo Group’s insurance and reinsurance companies have responded to the lawsuits and believe that there are meritorious defenses and intend to vigorously contest these claims. The plaintiffs in certain of these lawsuits have not quantified the amounts they ultimately will seek to recover. In addition, in the case of class actions, it is uncertain whether a class will be certified, the number of persons included in any class, and the amount of damages that are ultimately sought by the class members. As a result, Argo Group is unable, with any degree of certainty, to determine a range of any potential loss, or whether such an outcome is probable or remote. An adverse judgment in one or more of such lawsuits could have a material adverse effect on Argo Group’s business, results of operation and/or financial condition.

Several class action lawsuits have been filed against Argo Group and certain of Argo Group’s former officers on behalf of a putative class consisting of investors who purchased Argo Group’s (formerly PXRE) publicly traded securities between July 28, 2005 and February 16, 2006. The complaints allege, among other things, that Argo Group made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. It is possible that additional lawsuits relating to the recent decline in Argo Group’s (formerly PXRE) share price may be filed against Argo Group and/or certain of Argo Group’s current and former officers and directors in the future. It is also possible that regulators may institute administrative or regulatory proceedings against Argo Group in the future.

On February 15, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. The parties have agreed to extend the term of the tolling agreement to December 3, 2007.

The pending securities litigation is currently at a very early stage and Argo Group has very little information as to the course it will take. This litigation, which could continue for a significant period, and any future proceedings could be expensive and could divert management’s attention and other resources away from other matters. Any such diversion of management’s attention or other resources could negatively and materially impact Argo Group’s business. Argo Group cannot predict the timing of any trials with respect to the pending securities litigation or any future proceedings. Argo Group is not currently able to estimate legal defense costs or the amount of any damages that Argo Group may be required to pay in connection with the pending securities litigation or any future proceedings. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, Argo Group is unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to the pending securities litigation or any future proceedings.

Argo Group faces a risk of non-availability of reinsurance, which could materially and adversely affect Argo Group’s ability to write business and its results of operations and financial condition.

Market conditions beyond Argo Group’s control, such as the amount of capital in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection Argo Group can purchase. Argo Group cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If Argo Group is unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, Argo Group would either have to be willing to accept an increase in its net exposures or reduce its insurance writings. Either of these potential developments could have a material adverse effect on its financial position, results of operations and cash flows.

Argo Group faces a risk of non-collectibility of reinsurance, which could materially and adversely affect its business, results of operations and/or financial condition.

As is common practice within the insurance industry, Argo Group transfers a portion of the risks insured under its policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge Argo Group’s subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. Argo Group is selective in regard to its reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. Argo Group performs credit reviews on its reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. Argo Group also requires assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on Argo Group’s business, results of operations and/or financial condition.

The failure of the risk mitigation strategies Argo Group utilizes could have a material adverse effect on its financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

  engaging in vigorous underwriting;

  carefully evaluating terms and conditions of our policies;

  focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

  ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on Argo Group’s financial condition or results of operations.

Argo Group may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

Argo Group’s information technology systems may fail or suffer a loss of security which could adversely affect our business.

Argo Group’s business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to process and make claims payments. We have a highly trained staff that is committed to the development and maintenance of these systems. The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Because Argo Group gives a select group of wholesale agents limited quoting and binding authority, their failure to comply with our pre-established guidelines could cause our results to be adversely affected.

Argo Group markets and distributes some of our insurance products through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines without our initial approval. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations.

Argo Group’s merger and acquisition strategy may not succeed.

Argo Group’s strategy for growth may include merger and acquisition transactions. This strategy presents risks that could have a material adverse effect on the Argo Group’s business and financial performance, including: (i) the diversion of management’s attention, (ii) the ability of Argo Group to execute a transaction effectively, including the integration of operations and the retention of employees, and (iii) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. Argo Group cannot predict whether it will be able to identify and complete a future transaction on terms favorable to it. Argo Group cannot know if it will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with the transaction. In addition, a future transaction by Argo Group may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect Argo Group’s financial position and results of operations.

Argo Group may incur significant additional indebtedness.

As of September 30, 2007, Argo Group had outstanding $58.0 million of debt incurred pursuant to Argonaut Group’s credit facility, in addition to an aggregate of $311.4 million of subordinated debt. Argo Group may seek to incur additional indebtedness either through the issuance of public or private debt or through bank or other financing. The funds raised by the incurrence of such additional indebtedness may be used to repay existing indebtedness of the parties, including amounts borrowed under Argonaut Group’s credit facility and Argo Group’s outstanding subordinated debt, or for general corporate purposes of Argo Group, including additions to working capital, capital expenditures, investments in subsidiaries or acquisitions.

This additional indebtedness, particularly if not used to repay existing indebtedness, could limit Argo Group’s financial and operating flexibility, including as a result of the need to dedicate a greater portion of its cash flows from operations to interest and principal payments. It may also be more difficult for Argo Group to obtain additional financing on favorable terms, limiting Argo Group’s ability to capitalize on significant business opportunities and making Argo Group more vulnerable to economic downturns.

Argo Group’s investment portfolio is subject to significant market and credit risks which could result in an adverse impact on Argo Group’s financial position or results.

Argo Group holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poor’s 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 1.8% of shareholders’ equity as of September 30, 2007. Argo Group’s invested assets also consist of debt instruments with fixed maturities, short-term investments and, to a lesser extent, hedge funds and interests in mezzanine bond and equity limited partnerships.

Argo Group’s primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock, as well as its junior subordinated debentures. Changes in market interest rates directly impact the market value of the fixed maturity securities, redeemable preferred stock and debt service requirements. Some fixed income securities have call or prepayment options. This subjects Argo Group to reinvestment risk if issuers call their securities and Argo Group reinvests the proceeds at lower interest rates.

Argo Group’s invested assets are subject to market-wide risks and fluctuations as well as to risks inherent in particular securities. Although Argo Group seeks to preserve its capital, Argo Group has invested in a portfolio of hedge funds and other privately held securities. These investments were designed to provide diversification of risk; however, such investments entail substantial risks. There can be no assurance that Argo Group’s investment objectives will be achieved, and results may vary substantially over time. In addition, although Argo Group seeks to employ investment strategies that are not correlated with its insurance and reinsurance exposures, losses in Argo Group’s investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on Argo Group. While Argo Group’s primary objective is capital preservation, all Argo Group portfolios have a degree of risk.

Argo Group has exited the finite reinsurance business, but claims in respect of finite reinsurance could have an adverse effect on Argo Group’s operating results.

Finite risk reinsurance contracts are highly customized and typically involve complicated structural elements. Generally accepted accounting principles in the United States, which we refer to as GAAP, govern whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. In the past few years, certain finite insurance and reinsurance arrangements are coming under scrutiny by the New York Attorney General’s Office, the SEC and other governmental authorities. According to the press, investigators have asserted that the contracts in question were accounted for in an improper or fraudulent manner.

PXRE sold finite reinsurance prior to June 30, 2004, and from time to time, has purchased finite reinsurance. Although Argo Group has received no request for information or documents in connection with the investigations with respect to any finite reinsurance PXRE sold or purchased from time to time, certain of its customers or reinsurers have been asked to provide or have provided documents and information in the framework of these investigations with respect to reinsurance contracts to which Argo Group is a party. Any claim challenging the appropriateness of the accounting treatment of the finite contracts PXRE underwrote or purchased could result in negative publicity, costs and, in the event of any regulatory or judicial decision being entered against Argo Group, ultimately fines and penalties, all of which could have a material adverse effect on Argo Group’s business and operating results.

Argo Group has exhausted its retrocessional coverage with respect to Hurricane Katrina, leaving it exposed to further losses.

Based on Argo Group’s current estimate of losses related to Hurricane Katrina, Argo Group has exhausted its retrocessional protection with respect to this event, meaning that Argo Group has no retrocessional coverage available should Argo Group’s Hurricane Katrina losses prove to be greater than currently estimated. Argo Group cannot be sure that retrocessional coverage will be available to it on acceptable terms, or at all, in the future. Argo Group’s business, financial condition and operating results could be materially adversely impacted by additional losses related to Hurricane Katrina.

Argo Group may be adversely affected by foreign currency fluctuations.

Although Argo Group’s functional currency is the U.S. dollar, premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. Argo Group is exposed to the possibility of significant claims in currencies other than U.S. dollars. Argo Group may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect its operating results. While Argo Group holds positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its operating results, Argo Group currently does not hedge its currency exposures before a catastrophic event that may produce a claim.

Argo Group has an exposure to foreign currency risks under the International Directors and Officers Liability Quota Share reinsurance agreement with HCC Insurance Holdings Inc. Accounts under this program may settle in any of the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for Argo Group to realize gains and/or losses related to the exchange rates. For the nine months ended September 30, 2007, Argo Group (which includes only Argonaut Group through August 7, 2007) has recognized a foreign currency gain of $0.7 million related to this program. Management is unable at this time to estimate the future gains or losses, if any.

Reinsurance prices may decline, which could affect Peleus Re’s profitability.

Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and levels of surplus capacity. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, Peleus Re’s profitability could be adversely affected.

Because of potential exposure to catastrophes in the future, Peleus Re’s financial results may vary significantly from period to period.

As a reinsurer of property catastrophe-type coverages in the worldwide marketplace, Peleus Re’s operating results in any given period will depend to some extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. While Peleus Re may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Peleus Re’s operating results and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

Peleus Re operates in a highly competitive environment and no assurance can be given that Peleus Re will be able to compete effectively in this environment.

Peleus Re competes with numerous companies, many of whom have credit ratings and substantially greater financial, marketing and management resources. No assurance can be given that Peleus Re will be able to compete successfully in the reinsurance markets in which Argo Group has historically operated.

Peleus Re competes with reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Holdings, Ltd., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. A number of reinsurers were also formed in Bermuda in the wake of Hurricanes Katrina, Rita and Wilma in 2005 that are providing additional competition.

Peleus Re’s inability to provide the necessary collateral could affect Peleus Re’s ability to offer reinsurance in certain markets.

Peleus Re is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security mechanisms are in place, Peleus Re anticipates that its reinsurance clients will typically require it to post a letter of credit or other collateral. If Peleus Re is unable to arrange for security on commercially reasonable terms, Peleus Re could be limited in its ability to write business for certain of its clients.

As of September 30, 2007, Peleus Re had no committed letter of credit facility and Argo Group had $310.0 million of committed letter of credit facilities and an uncommitted facility that allows for letters of credit to be issued subject to satisfactory collateral being provided to the issuing bank.

At September 30, 2007, Argo Group had issued letters of credit in the amount of $194.4 million which are secured by cash and securities with a fair value of $244.3 million.

Regulatory constraints may restrict Argo Group’s ability to operate its business.

General. Argo Group’s insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or may be able to do so only at significant cost. In addition, Argo Group may not be able to comply with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on Argo Group’s ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject Argo Group to fines and other sanctions, which could have a material adverse effect on Argo Group’s business.

Argo Group’s Bermuda Subsidiaries. PXRE Bermuda is registered as a Class 4 Bermuda insurance and reinsurance company and Peleus Re is registered as a Class 3 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the Bermuda Monetary Authority (“BMA”) require PXRE Bermuda and Peleus Re to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict the ability of PXRE Bermuda and Peleus Re to write insurance and reinsurance policies, to make certain investments and to distribute funds. By agreement with the BMA, PXRE Bermuda may not underwrite any new reinsurance business without the prior consent of the BMA, other than reinsurance of business written by Peleus Re.

The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on Argo Group’s business. In addition, although neither PXRE Bermuda nor Peleus Re believes it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to the insurance or reinsurance activities of PXRE Bermuda or Peleus Re may still be raised in the future.

Argo Group’s U.S. Subsidiaries. Argo Group’s U.S. insurance subsidiaries are subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The U.S. insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they do business. Such supervision and regulation is designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

  approval of policy forms and premium rates;

  standards of solvency, including risk-based capital measurements;

  licensing of insurers and their producers;

  restrictions on the nature, quality and concentration of investments;

  restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

  restrictions on transactions between insurance company subsidiaries and their affiliates;

  restrictions on the size of risks insurable under a single policy;

  requiring deposits for the benefit of policyholders;

  requiring certain methods of accounting;

  periodic examinations of our operations and finances;

  prescribing the form and content of records of financial condition required to be filed; and

  requiring additional reserves as required by statutory accounting rules.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Argo Group’s U.S. insurance subsidiaries are subject to the risk-based capital provisions under The Insurers Model Act.

The risk-based capital system is designed to measure whether the amount of available capital is adequate to support the inherent specific risks of each insurer. Risk-based capital is calculated annually. State regulatory authorities use the risk-based capital formula to identify insurance companies that may be undercapitalized and thus may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The risk-based capital system in The Insurers Model Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event, and (iv) Mandatory Control Level Event. As of December 31, 2006, all of Argonaut Group’s insurance subsidiaries had risk-based capital ratios that exceed specified minimums. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulation.

Argo Group’s U.S. subsidiaries affiliated company transactions are subject to regulation by certain states.

All states have enacted legislation that regulates transactions with related companies. Such regulation generally provides that transactions between related companies must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. If Argo Group is unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action which could adversely affect our operations.

If PXRE Bermuda or Peleus Re becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or there are changes in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on their businesses.

PXRE Bermuda, as a registered Bermuda Class 4 insurer, and Peleus Re, as a registered Bermuda Class 3 insurer, are subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require PXRE Bermuda and Peleus Re to, among other things:

  maintain a minimum level of capital, surplus and liquidity;

  satisfy solvency standards;

  restrict dividends and distributions;

  obtain prior approval of ownership and transfer of shares;

  appoint an approved loss reserve specialist;

  maintain a principal office and appoint and maintain a principal representative in Bermuda; and

  provide for the performance of certain periodic examinations of PXRE Bermuda and Peleus Re and their financial condition.

In addition to the above, PXRE Bermuda has agreed to submit to additional regulatory oversight by the BMA effective March 12, 2007.

These statutes and regulations may, in effect, restrict Argo Group’s ability to write reinsurance policies, to distribute funds and to pursue its investment strategy.

Argo Group does not presently intend that either PXRE Bermuda or Peleus Re will be admitted to do business in any jurisdiction in the United States, the United Kingdom or elsewhere (other than Bermuda). However, Argo Group cannot assure you that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of PXRE Bermuda or Peleus Re or related companies or their agents and claim that PXRE Bermuda or Peleus Re is subject to such jurisdiction’s licensing requirements. If any such claim is successful and PXRE Bermuda or Peleus Re must obtain a license, Argo Group may be subject to taxation in such jurisdiction. In certain circumstances, Argo Group may be subject to tax in a jurisdiction even if it is not licensed by such jurisdiction. In addition, PXRE Bermuda and Peleus Re are subject to indirect regulatory requirements imposed by jurisdictions that may limit their ability to provide insurance or reinsurance. For example, the ability of PXRE Bermuda and Peleus Re to write insurance or reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies. Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, alien insurers or reinsurers with whom domestic companies place business.

Generally, Bermuda insurance statutes and regulations applicable to PXRE Bermuda and Peleus Re are less restrictive than those that would be applicable if it were governed by the laws of any state in the United States. In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future either PXRE Bermuda or Peleus Re becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, Argo Group cannot assure you that PXRE Bermuda or Peleus Re would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on the business of PXRE Bermuda or Peleus Re.

The process of obtaining licenses is very time consuming and costly, and Argo Group may not be able to become licensed in a jurisdiction other than Bermuda, should it choose to do so. The modification of the conduct of Argo Group’s business resulting from its becoming licensed in certain jurisdictions could significantly and negatively affect Argo Group’s business. In addition, Argo Group’s inability to comply with insurance statutes and regulations could significantly and adversely affect its business by limiting Argo Group’s ability to conduct business as well as subjecting Argo Group to penalties and fines.

Because Argo Group is incorporated in Bermuda, Argo Group is subject to changes in Bermuda law and regulation that may have an adverse impact on its operations, including imposition of tax liability or increased regulatory supervision. In addition, Argo Group will be exposed to changes in the political environment in Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. Argo Group cannot predict the future impact on its operations of changes in the laws and regulations to which Argo Group is or may become subject.

Argo Group may be unable to obtain extensions of work permits for its employees, which may cause its business to be adversely affected.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians or holders of permanent residence certificates) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate government authority. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent residence certificate) is available who meets the minimum standards for the advertised position. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. The Bermuda government could refuse to extend these work permits. If any of Argo Group’s senior executive officers were not permitted to remain in Bermuda, Argo Group’s operations could be disrupted and its financial performance could be adversely affected.

Argo Group is a holding company and if its subsidiaries do not make dividend payments to Argo Group, Argo Group may not be able to pay dividends or other obligations.

Argo Group is a holding company with no operations or significant assets other than the share capital of its subsidiaries.

PXRE effected an internal reorganization of its subsidiaries on March 15, 2005. The purpose of the reorganization was to consolidate all of PXRE’s non-Bermudian subsidiaries under a newly formed holding company established in Ireland, PXRE Holding (Ireland) Limited (“PXRE Ireland”). PXRE Ireland is a wholly owned subsidiary of PXRE Bermuda. In the reorganization, PXRE Reinsurance (Barbados) Ltd. distributed all of the common shares of PXRE Corporation (“PXRE Delaware”) to PXRE Bermuda. PXRE Bermuda then contributed the common shares of PXRE Delaware and the common shares of PXRE Solutions, S.A. (“PXRE Europe”) to PXRE Ireland.

Argo Group will rely primarily on cash dividends from its subsidiaries to pay its operating expenses, including debt service payments, shareholder dividends, if any, income taxes and other obligations that may arise from time to time. Argo Group expects future dividends and other permitted payments from these subsidiaries to be its principal source of funds to pay expenses and dividends. The payment of dividends by Argo Group’s insurance and reinsurance subsidiaries to Argo Group is limited under Bermuda law, Irish law and under certain insurance statutes of various U.S. states in which they are licensed to transact business, including Illinois and Virginia insurance law, which are the states of domicile for Argonaut Insurance Company and Colony Insurance Company, Argonaut Group’s immediate insurance subsidiaries. Argo Group’s U.S. insurance subsidiaries are subject to state regulatory restrictions that limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the state regulatory authorities. During 2007, Argonaut Insurance Company may be permitted to pay dividends of up to $46.6 million in cash to Argonaut Group without approval from the Illinois Department of Insurance, while Colony Insurance Company may be permitted to pay dividends of up to $28.2 in cash without approval from the Virginia Department of Insurance. As of January 1, 2007, PXRE Reinsurance cannot pay any dividends without the prior approval of the Insurance Commissioner of the State of Connecticut.

Bermuda insurance laws require PXRE Bermuda and Peleus Re to maintain certain measures of solvency and liquidity, and further limit the amount by which PXRE can reduce capital and surplus without prior regulatory approval. Moreover, as a precondition to the licensing of Peleus Re, PXRE Bermuda has agreed to submit to additional regulatory oversight by the BMA. PXRE agreed that effective March 12, 2007 PXRE Bermuda will not write any insurance business without the approval of the BMA other than reinsurance of business written by Peleus Re.

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

U.S. persons who own Argo Group’s common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act 1981 of Bermuda, which we refer to as the Companies Act, which applies to Argo Group, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act applicable to Argo Group which includes, where relevant, information which differs in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to Argo Group and its shareholders.

Interested Directors. Under Bermuda law and Argo Group’s bye-laws, a transaction entered into by Argo Group in which a director has an interest will not be voidable by Argo Group, and such director will not be liable to Argo Group for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In addition, Argo Group’s bye-laws allow an interested director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest pursuant to the Companies Act, provided that the director is not disqualified from doing so by the chairman of the meeting. Under Delaware law, a transaction with an interested director would not be voidable if:

  the material facts as to the interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

  such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

  the transaction was fair as to the corporation as of the time it was authorized, approved or ratified.

Under Delaware law, an interested director could be held liable for a transaction in which such director derived an improper personal benefit.

Certain Transactions with Significant Shareholders. As a Bermuda company, upon the approval of Argo Group’s board of directors, Argo Group may enter into certain business transactions with its significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders without obtaining prior approval from Argo Group shareholders. Amalgamations, including amalgamations with an interested shareholder, require the approval of the board of directors and a resolution of shareholders approved by the affirmative vote of three-fourths of those voting at such meeting and the quorum shall be two persons holding or represented by proxy of more than one-third of the issued shares of Argo Group. If Argo Group was a Delaware corporation, a business combination (which, for this purpose, includes mergers and asset sales of greater than 10% of Argo Group’s assets that would otherwise be considered transactions in the ordinary course of business) with an interested shareholder, would require, subject to certain exceptions, prior approval from shareholders holding at least two-thirds of its outstanding common shares not owned by such interested shareholder for a period of three years from the time the person became an interested shareholder, unless Argo Group opted out of the relevant Delaware statute.

Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in Argo Group’s name to remedy a wrong done to Argo Group where an act is alleged to be beyond Argo Group’s corporate power, is illegal or would result in the violation of Argo Group’s memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of Argo Group’s shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Argo Group’s bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in Argo Group’s right, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

Indemnification of Directors and Officers. Under Bermuda law and Argo Group’s bye-laws, Argo Group may indemnify Argo Group directors, officers or any other person appointed to a committee of the board of directors (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or sustained by such person by reason of any act done, concurred in or omitted in the conduct of Argo Group’s business or in the discharge of his/her duties; provided that such indemnification shall not extend to any matter in which any of such persons is found, in a final judgment or decree not subject to appeal, to have committed fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

Committees of the Board of Directors. Argo Group’s bye-laws provide, as permitted by Bermuda law, that the board of directors may delegate any of its powers to committees that the board appoints, and those committees may consist partly or entirely of non-directors. Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees may consist only of directors.

Argo Group’s shareholders may have difficulty effecting service of process on Argo Group or enforcing judgments against Argo Group in the United States.

Argo Group is organized under the laws of Bermuda and Argo Group’s business will be based in Bermuda. In addition, certain of Argo Group’s directors and officers reside outside the United States, and all or a substantial portion of Argo Group’s assets and the assets of such persons are located in jurisdictions outside the United States. As such, Argo Group has been advised that there is doubt as to whether:

  a holder of Argo Group’s common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts against persons who reside in Bermuda based upon the civil liability provisions of the United States federal securities laws;

  a holder of Argo Group’s common shares would be able to enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws; and

  a holder of Argo Group’s common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against Argo Group or Argo Group’s directors or officers, as well as Argo Group’s independent accountants, who reside outside the United States based solely upon United States federal securities laws.

Further, Argo Group has been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of United States courts, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Because judgments of United States courts are not automatically enforceable in Bermuda, it may be difficult for Argo Group’s shareholders to recover against Argo Group based on such judgments.

Risks Related to Taxation

Argo Group and Argo Group’s Bermuda subsidiaries may become subject to Bermuda taxes after 2016.

Bermuda currently imposes no income tax on corporations. Argo Group has obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Argo Group or Argo Group’s Bermuda subsidiaries, until March 28, 2016. Argo Group cannot assure you that Argo Group or its Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

Argo Group and Argo Group’s non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on Argo Group’s financial condition and operating results.

Argo Group and Argo Group’s non-U.S. subsidiaries have operated and intend to continue to operate in a manner that should not cause them to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that should not cause any of such non-U.S. subsidiaries to be doing business through a permanent establishment in the United States) and, thus, Argo Group believes that it and its non-U.S. subsidiaries should not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income and excise taxes on insurance or reinsurance premiums). However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the United States Internal Revenue Service, which we refer to as the IRS, will not contend successfully that one of the non-U.S. subsidiaries is engaged in a trade or business, or carrying on business through a permanent establishment, in the United States.

Dividends paid by Argo Group’s U.S. subsidiaries to PXRE Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.

Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the Republic of Ireland and the United States, which we refer to as the Irish Treaty, reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that PXRE Ireland is not eligible for benefits under the Irish Treaty, any dividends paid by Argo Group’s U.S. subsidiaries to PXRE Ireland would be subject to the 30% withholding tax. Such a result could have a material adverse effect on Argo Group’s financial condition and operating results.

If you are a U.S. non-corporate shareholder, dividends you receive from Argo Group will not be eligible for reduced rates of tax upon enactment of certain legislative proposals or after 2010 if legislation is not enacted extending the “qualified dividend” income provisions.

Dividends are generally considered to be ordinary income subject, in the case of individuals, to rates of tax up to 35%. However, dividends paid by a qualified foreign corporation, such as Argo Group will be, to U.S. non-corporate holders of its common shares are eligible for reduced rates of taxation (based on the long-term capital gain rates) up to a maximum of 15%. The application of these reduced rates is, however, set to expire in 2011. Argo Group, therefore, cannot assure you that any dividends paid by Argo Group after 2010 would continue to qualify for reduced rates of tax.

Moreover, legislation has been introduced in the U.S. Congress that would, if enacted, deny the applicability of reduced rates to dividends paid by any corporation organized under the laws of a foreign country which does not have a comprehensive income tax system, such as Bermuda. It is possible that this legislative proposal could become law before 2011 or that it could apply retroactively. Therefore, depending on whether, when and in what form this legislative proposal is enacted, Argo Group cannot assure you that any dividends paid by Argo Group in the future would qualify for reduced rates of tax.

If you acquire 10% or more of Argo Group’s shares and Argo Group or one or more of its non-U.S. subsidiaries is classified as a controlled foreign corporation, which we refer to as a CFC, your taxes could increase.

Each United States person (as defined in Section 957(c) of the Code) who (i) owns (directly, indirectly through non-U.S. persons, or constructively by application of certain attribution rules, which we refer to as constructively) 10% or more of the total combined voting power of all classes of shares of a non-U.S. corporation at any time during a taxable year, which we refer to as a 10% U.S. Shareholder, and (ii) owns (directly or indirectly through non-U.S. persons) shares of such non-U.S. corporation on the last day of such taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed, if such non-U.S. corporation has been a CFC for an uninterrupted period of 30 days or more during such taxable year. A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities, or constructively) more than 50% of the total combined voting power of all classes of voting shares of such non-U.S. corporation or more than 50% of the total value of all shares of such corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of shares (or more than 25% of the total value of the shares) is owned (directly, indirectly through non-U.S. persons or constructively) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to same country risks written by certain insurance companies not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. Argo Group cannot assure you that Argo Group or its non-U.S. subsidiaries will not be classified as CFCs. Argo Group believes that because of the anticipated dispersion of its common share ownership, provisions in Argo Group’s organizational documents that limit voting power and other factors, no United States person who (i) owns Argo Group’s shares directly or indirectly through one or more non-U.S. entities and (ii) has not received a waiver from Argo Group’s board of directors of provisions in Argo Group’s organizational documents that limit voting power, should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of the shares of Argo Group or any of its non-U.S. subsidiaries.

Due to the attribution provisions of the Code regarding determination of beneficial ownership, there is a risk that the IRS could assert that Argo Group or one or more of its non-U.S. subsidiaries are CFCs and that U.S. holders of Argo Group’s shares who own 10% or more of the value of Argo Group’s shares should be treated as owning 10% or more of the total voting power of Argo Group, and/or its non-U.S. subsidiaries, notwithstanding the reduction of voting power discussed above.

If one or more of Argo Group’s non-U.S. subsidiaries is determined to have related person insurance income, which we refer to as RPII, you may be subject to U.S. taxation on your pro rata share of such income.

If the RPII of any of Argo Group’s non-U.S. insurance subsidiaries were to equal or exceed 20% of such company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own, directly or indirectly through entities, 20% or more of Argo Group’s voting power or value, then a U.S. person who owns Argo Group’s shares (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such non-U.S. insurance subsidiary’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by the non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the non-U.S. insurance subsidiaries. Argo Group believes that the gross RPII of each non-U.S. insurance subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20% of such subsidiary’s gross insurance income. Additionally, Argo Group does not expect the direct or indirect insureds of its non-U.S. insurance subsidiaries (and persons related to such insureds) to directly or indirectly own 20% or more of either the voting power or value of its shares. No assurance can be given that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond Argo Group’s knowledge and/or control.

The RPII rules provide that if a U.S. person disposes of shares in a non-U.S. insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the U.S. person. These RPII rules should not apply to dispositions of Argo Group’s shares because Argo Group will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application of those provisions to Argo Group and its non-U.S. subsidiaries are uncertain.

If Argo Group is classified as a passive foreign investment company, which we refer to as PFIC, your taxes would increase.

If Argo Group is classified as a PFIC, it would have material adverse tax consequences for U.S. persons that directly or indirectly own Argo Group’s shares, including subjecting such U.S. persons to a greater tax liability than might otherwise apply and subjecting such U.S. persons to tax on amounts in advance of when tax would otherwise be imposed. Argo Group believes that it should not be, and currently does not expect to become, a PFIC for U.S. federal income tax purposes; however, Argo Group cannot assure you that it will not be deemed a PFIC by the IRS based, in part, on Argo Group’s recent limited operations. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. Argo Group cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own Argo Group’s shares.

The reinsurance agreements between Argo Group and Argo Group’s U.S. subsidiaries may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on Argo Group’s financial condition and operating results.

Under Section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Code. Accordingly, the application of such provisions is uncertain and Argo Group cannot predict what impact, if any, such provisions may have on it and its subsidiaries either before or after completion of the merger.

U.S. tax-exempt organizations that own Argo Group’s shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of Argo Group’s insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either Argo Group is a CFC and the tax-exempt shareholder is a 10% U.S. Shareholder or there is RPII and certain exceptions do not apply. Although Argo Group does not believe that any U.S. persons should be allocated such insurance income, Argo Group cannot be certain that this will be the case. U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of any allocation of Argo Group’s insurance income.

The payment of the special cash dividend to Argonaut Group shareholders made in July 2007 could result in adverse U.S. federal income tax consequences to shareholders and to Argo Group under certain circumstances.

Argonaut Group intends to take the position that the amount paid as the special cash dividend is treated as a distribution with respect to the Argonaut Group common stock, and not as consideration in the Merger. Although Argo Group believes its position with respect to the special cash dividend is correct, the IRS may take a contrary position, and to the extent the IRS were to prevail, the amount paid as the special cash dividend would be treated as additional cash received in connection with the Merger and not as a distribution for U.S. federal income tax purposes. If the special cash dividend were to be treated as Merger consideration, it is possible that the special cash dividend would be deemed to be paid from Argonaut Group to Argo Group, in which case a U.S. 30% withholding tax would be imposed on such payment.

The Merger may have adverse U.S. federal income tax consequences on Argo Group under certain circumstances.

Section 7874 of the Code was added in 2004 by the American Jobs Creation Act of 2004 to address inversion transactions, which refer in relevant part to transactions where a U.S. corporation becomes a subsidiary of a foreign corporation. This provision provides that in certain instances a foreign corporation may be treated as a domestic corporation for U.S. federal income tax purposes.

Because the former holders of Argonaut Group common stock did not own 80 percent or more of the stock (by vote or value) of Argo Group immediately after the Merger, Argo Group believes that neither Argo Group nor any of its non-U.S. affiliates should be treated as a domestic corporation subject to U.S. taxation under Section 7874 of the Code. Moreover, although the former holders of Argonaut Group common stock held more than 60 percent of the stock (by vote and value) of Argo Group immediately after the inversion transaction, Argo Group believes that it should not recognize current gain under Section 7874 of the Code or otherwise as a result of the Merger of Argonaut Group and PXRE. It is possible that, as a result of certain transfers or licenses of stock or other property, as the case may be, during the applicable period (including the transfer of any income received or accrued during the applicable period by reason of a license of any property by Argonaut Group), Argonaut Group could recognize inversion gain during the applicable period. However, Argo Group does not anticipate such transfers taking place and thus do not expect to recognize any inversion gain during the applicable period.

Changes in U.S. federal income tax law could be retroactive and may subject Argo Group or its non-U.S. subsidiaries to U.S. federal income taxation.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. There are currently pending legislative proposals which, if enacted, could have a material adverse effect on Argo Group or its shareholders. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on Argo Group or its shareholders.

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or PFIC or has RPII or subject to the inversion tax rules are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII are still in proposed form and the regulations regarding inversion transactions are in temporary form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS. Argo Group is not able to predict if, when or in what form such guidance will be provided and whether such guidance will be applied on a retroactive basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

For the three months ended September 30, 2007, the Company did not purchase shares of our common stock on the open market. Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. The following table provides information with respect to shares of the Company’s common stock that were surrendered during the three months ended September 30, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
Period	Purchased	per Share	or Program	Plan or Program
July 1 through July 31, 2007	-	$-	-	-
August 1 through August 31, 2007	1,729	$42.26	-	-
September 1 through September 30, 2007	311	$43.90	-	-
Total	2,040	$42.51	-	-

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held a special general meeting of our shareholders on July 25, 2007. At the meeting, nine proposals were voted upon by our shareholders as follows:

Proposal 1: To approve the issuance of our common shares of PXRE pursuant to the Agreement and Plan of Merger with Argonaut.

For	Against	Abstain	Broker Non-votes
54,741,812	1,704,539	195,810	0

Proposal 2: To approve the reverse split of our common shares at a ratio of one share of PXRE for each ten shares held or entitled to be received in the Merger.

For	Against	Abstain	Broker Non-votes
54,792,313	1,731,113	118,735	0

Proposal 3: To approve the change of name of “PXRE Group Ltd.” to “Argo Group International Holdings, Ltd.”

For	Against	Abstain	Broker Non-votes
54,831,441	1,688,935	121,785	0

Proposal 4: To approve an increase in our authorized share capital from $380 million to $530 million.

For	Against	Abstain	Broker Non-votes
54,800,536	1,721,895	119,730	0

Proposal 5: To increase the maximum number of our directors from 11 directors to 13 directors (if the affirmative vote of 66 2/3% of the voting power of the outstanding shares is obtained) or to 12 directors.

For	Against	Abstain	Broker Non-votes
54,770,134	1,748,742	123,285	0

Proposal 6: To approve an amendment and restatement of our memorandum of association.

For	Against	Abstain	Broker Non-votes
48,105,603	8,405,083	131,475	0

Proposal 7: To approve an amendment and restatement of our bye-laws (some of which amendments require the affirmative vote of 66 2/3% of the voting power of the outstanding shares).

For	Against	Abstain	Broker Non-votes
54,722,221	1,721,415	198,525	0

Proposal 8: To approve adjournments of our special general meeting to a later date, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special general meeting to approve the above proposals.

For	Against	Abstain	Broker Non-votes
54,602,878	1,846,348	192,935	0

Proposal 9: To approve actions upon any other business that may properly come before the special general meeting or any reconvened meeting, following an adjournment of the special general meeting.

For	Against	Abstain	Broker Non-votes
(1)	(1)	(1)	(1)

(1) No additional business was brought before the special general meeting.

Item 5. Other Information

None

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement between Argo Group International Holdings, Ltd. and Mark E. Watson III, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 8, 2007.
10.2

Letter Agreement, dated August 17, 2007, between Argo Group International Holdings, Ltd. and Barbara Bufkin, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 23, 2007.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.
31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer
31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 9, 2007	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and
Chief Executive Officer

November 9, 2007	By:	/s/ Mark W. Haushill
Mark W. Haushill
Interim Chief Financial Officer