Form 10-K
period 2007-12-31
Argo Group International Holdings, Ltd.
filed 2008-03-05
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

110 Pitts Bay Road	P.O. Box HM 1282
Pembroke HM08	Hamilton HM FX
Bermuda	Bermuda
(Address, including zip code of principal executive offices)	(Mailing address)

(441) 296-5858
(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of Security	Name of Each Exchange on Which Registered
Common Stock, par value of $1.00 per share	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of June 30, 2007, the aggregate market value of the common stock held by nonaffiliates was approximately $335.2 million.

As of February 25, 2008, the Registrant had 30,678,056 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2008

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

			Page

Item	1.	Business	3
Item	1A.	Risk Factors	27
Item	1B.	Unresolved Staff Comments	44
Item	2.	Properties	44
Item	3.	Legal Proceedings	44
Item	4.	Submission of Matters to a Vote of Security Holders	45

PART II

Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer
		Purchases of Equity Securities	46
Item	6.	Selected Financial Data	48
Item	7.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	49
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	79
Item	8.	Financial Statements and Supplementary Data	82
Item	9.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure	82
Item	9A.	Controls and Procedures	82
Item	9B.	Other Information	84

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	84
Item	11.	Executive Compensation	84
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related
		Shareholder Matters	84
Item	13.	Certain Relationships and Related Transactions and Director Independence	85
Item	14.	Principal Accounting Fees and Services	85

PART IV

Item	15.	Exhibits, Financial Statement Schedules	86

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) and its beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

  changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;
  increased competition;
  the adequacy of the Company’s projected loss reserves including;
    development of claims that varies from that which was expected when loss reserves were established;
    adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;
    development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;
    reinsurance coverage being other than what was anticipated when the loss reserves were established;
  adverse state and federal legislation and regulations;
  natural and/or man-made disasters, including terrorist acts;
  the inability to secure reinsurance;
  the inability to collect reinsurance recoverables;
  a downgrade in the Company’s financial strength ratings;
  changes in interest rates;
  changes in the financial markets that impact investment income and the fair market values of the Company’s investments;
  changes in asset valuations;
  inability to successfully execute the Company’s mergers and acquisition growth strategy; and
  other risks detailed in this Form 10-K and that may be detailed in other filings with the Securities and Exchange Commission.
These risks and uncertainties are discussed in greater detail in Item 1A – “Risk Factors”. The Company undertakes no obligation to publicly update any forward-looking statements.

PART I.

Item 1 – Business.

Merger of PXRE Group Ltd. and Argonaut Group, Inc.

On March 14, 2007 (and as amended and restated on June 8, 2007), PXRE Group Ltd. (“PXRE”) and Argonaut Group, Inc. (“Argonaut Group” or “Argonaut”) entered into a merger agreement (the “Merger Agreement”) pursuant to which Argonaut Group became a wholly-owned subsidiary of PXRE on August 7, 2007 (the “Merger”). PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) upon the closing of the Merger. Immediately following the Merger, Argonaut Group’s pre-Merger shareholders held approximately 73% of Argo Group’s shares, with PXRE’s pre-Merger shareholders retaining approximately 27% of Argo Group’s shares. Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. Argo Group has accounted for the Merger as a purchase business combination, using Argonaut Group’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of PXRE as of August 7, 2007. See Note 2, “PXRE-Argonaut Group Merger” in the Notes to the Consolidated Financial Statements for additional discussion of the Merger and a pro forma presentation of financial results for the combined company.

In connection with the Merger, the Company’s common shares were approved for listing on the NASDAQ Global Select Market and trade under the symbol “AGII.”

Business Overview

Argo Group is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. The Company targets niches in which it can develop a leadership position and which the Company believes will generate underwriting profits. Its growth has been achieved both organically through an operational strategy focused on underwriting discipline and as a result of acquisition activity.

The Company reorganized its corporate structure effective December 31, 2007. Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity and was renamed Argonaut Group. Argonaut Group became a subsidiary of PXRE Holdings (Ireland) Limited (“PXRE Ireland”), which is directly owned by Peleus Reinsurance Ltd. (“Peleus Re”). Peleus Re is directly owned by Argo Group.

The Company anticipates that in April, 2008, the U.S. holding company will be renamed Argo Group U.S. and Peleus Re will be renamed Argo Re to strengthen the identity of the Argo brand.

Business Segments and Products

For the year ended December 31, 2007, Argo Group’s operations included three ongoing business segments: Excess and Surplus Lines, Select Markets and International Specialty. Additionally, the Company has discontinued underwriting certain lines of business, including those lines which were previously reported in Argonaut Group’s Risk Management segment and other liability exposures for policies written in the 1960s, 1970s and into the mid-1980s as well as business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. All of these lines and the related liabilities have been reclassified into the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 49 - 79 and Note 15, “Segment Information” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines. Excess and surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack of insurers willing to offer such coverage because of the perils involved, the nature of the business, or the insured’s loss experience. Excess and surplus lines carriers are able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis.

Two operations are included in Argo Group’s Excess and Surplus Lines business segment: Colony Insurance Company (“Colony”) and Argonaut Specialty. Both operations focus on underwriting excess and surplus lines coverage but both may write certain classes of business on an admitted basis for insureds with risk profiles that meet the Company’s underwriting standards.

Colony focuses on risks that the standard market chooses not to underwrite. Its operations are divided into four focused divisions: liability, property, automobile and professional liability. Colony provides coverage to commercial enterprises including restaurants, contractors, day care centers, apartment complexes, condominium associations, manufacturers, distributors and professional coverages for healthcare providers and other non-medical professionals. A portion of its business, primarily commercial automobile coverage, is written on an admitted basis. For the year ended December 31, 2007, Colony produced $577.4 million in gross written premiums.

Argonaut Specialty writes risks, primarily on an excess and surplus lines basis, which are slightly larger in size and complexity than those traditionally targeted by Colony. It writes primary casualty, excess/umbrella and property lines of business for hard to place risks and/or distressed businesses that fall outside of the standard insurance market’s risk appetite. For the year ended December 31, 2007, Argonaut Specialty wrote $149.1 million in gross written premiums.

Select Markets. This segment provides property and casualty coverages designed to meet the specialized insurance needs of businesses within certain well defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a tightly focused underwriting appetite and an in-depth understanding of the businesses it serves. Five operations are included in the Company’s Select Markets segment: Argonaut Great Central Insurance Company (“Great Central”), Rockwood Casualty Insurance Company (“Rockwood”), Grocers Insurance, Trident Insurance Services (“Trident”) and Select Programs.

Great Central provides tailored insurance and risk management products. It specializes in three broadly defined areas: food and hospitality (restaurants, bakeries, catering, and hotels and motels), religious and other institutions (including related private schools and daycares), and specialty retail (dry cleaners, commercial launderers, linen supply, and uniform rental firms). Its commitment to developing an in-depth understanding of customer needs and knowledge of its target industries has earned Great Central the endorsement of several major state trade associations. For the year ended December 31, 2007, Great Central produced $80.0 million in gross written premiums.

Rockwood is recognized as a leading specialty underwriter for the mining industry. It also writes business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Rockwood’s strategy includes a strong commitment to its insureds, a highly experienced staff, and a dedication to the individual underwriting of risks. Rockwood distributes its products and services through a network of independent retail and wholesale agencies. Approximately 60% of its premiums were written in Pennsylvania where it is the largest workers compensation insurer of independent coal mines. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. The supporting lines of business represented less than 15% of Rockwood’s gross written premiums in 2007. For the year ended December 31, 2007, Rockwood produced $80.0 million in gross written premiums.

Grocers Insurance provides property and casualty insurance coverage to privately-owned independent grocers throughout much of the United States. Grocers Insurance also provides customized insurance products and risk management offerings to complementary retail market segments including convenience stores, retail shopping centers and furniture stores. Grocers Insurance distributes its products through agencies that are knowledgeable about the markets it serves and also operates as a direct writer in a limited number of states. Property and liability policies provided through Grocers Insurance are written on a package basis while workers compensation and other coverages are written separately. For the year ended December 31, 2007, Grocers Insurance produced $73.3 million in gross written premiums.

Trident functions as a managing general underwriter and is a nationally recognized risk management solutions provider for small to intermediate size public entities. Trident offers a full range of solutions including management, administration, professional claims and loss control services on a fee basis for pools as well as for individual government and public schools. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, inmate medical, law enforcement liability and tax interruption. Trident partners with independent agents to deliver an integrated, tailored product. For the year ended December 31, 2007, Trident produced $109.9 million in gross written premiums.

Select Programs selects and targets managing general underwriting programs that require specialized products and underwriting expertise. For the year ended December 31, 2007, Select Programs produced $9.3 million in gross written premiums. The Select Markets segment also included $68.2 million of gross written premium primarily related to workers compensation policies which are ceded to various state funds in exchange for a ceding commission for services provided.

International Specialty. The International Specialty segment underwrites international and U.S. reinsurance business. The segment’s primary business platform is Peleus Re, a Bermuda Class 4 insurance company. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Select Markets segments.

Peleus Re focuses on underwriting property catastrophe reinsurance on a controlled basis to a relatively small number of cedents whose accounts are known and understood by Peleus Re underwriters. Peleus Re will also underwrite property per risk and pro rata reinsurance on a select basis. The business written by Peleus Re covers underlying exposures which are located throughout much of the United States and Europe.

Property catastrophe reinsurance generally covers claims arising from large catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In underwriting the property catastrophe portfolio, exposures are diversified geographically and by peril in order to manage the risks assumed and maximize return.

Peleus Re’s 2007 activity was largely devoted to refining its business plan, aligning the capital structure and hiring senior management in order to execute its business model. With the structural and staffing phases largely complete, Peleus Re actively pursued writing new reinsurance business in January 2008. During 2007, Peleus Re wrote $1.5 million of gross written premiums. Reinsurance programs written by other Argo Group legal entities and previously reported within the Excess and Surplus Lines and Select Markets segments have been reclassified to the International Specialty segment and accounted for $32.8 million of gross written premiums in 2007.

Marketing and Distribution

As discussed above, Argo Group provides products and services to well defined niche markets. Argo Group leverages the Company’s capital strength and brand by cross-marketing the products provided by the various operating companies. Argo Group offers its distribution partners tailored, innovative solutions for managing risk using the full range of product and services available within the Company.

Excess and Surplus Lines. Colony distributes its products through both a network of appointed wholesale excess and surplus lines agents and brokers. Approximately 57% of Colony’s premium volume during 2007 was produced through Colony wholesale agents that are appointed to underwrite, quote and issue policies subject to stringent parameters outlined in a detailed underwriting manual provided by Colony. The remaining 43% of Colony’s premium volume in 2007 was produced by Colony wholesale agents and brokers that submit that brokerage business to Colony underwriters to be underwritten, quoted and issued through Colony personnel. Argonaut Specialty uses a select network of appointed excess and surplus lines brokers to distribute its products.

Select Markets. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Great Central’s products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agent. Grocers Insurance markets its products and services through appointed and non-appointed independent agents that specialize in the grocery risks and on a direct basis in a limited number of states. Trident provides its insurance products and related services to the public entity sector through licensed retail agents and brokers in eligible states. Trident has a limited number of statewide program managers and exclusive distribution agency partners in selected states.

International Specialty. Peleus Re has obtained substantially all of its reinsurance business through intermediaries, which represent clients in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through whom Peleus Re obtains this business are authorized to arrange any business in the Company’s name without its approval. Peleus Re pays commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business assumed by Peleus Re. These commission payments constitute part of total acquisition costs and are included in underwriting expenses. Peleus Re generally pays reinsurance brokerage commissions believed to be comparable to industry norms.

Competition

The Company’s principal direct insurance competitors cannot be easily classified. The Company’s principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies.

To remain competitive, the Company’s strategy includes, among other measures, (1) focusing on rate adequacy and underwriting discipline, (2) leveraging its distribution network, (3) controlling expenses, (4) maintaining financial strength and counterparty credit ratings, (5) providing quality services to agents and policyholders and (6) acquiring suitable property and casualty books of business.

The Company’s insurance and reinsurance subsidiaries are rated by A.M. Best Company (“A.M. Best”). A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance and reinsurance companies as an indicator of financial strength and security and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from “A++ (Superior)” to “F (In Liquidation).” A.M. Best has rated all of the Company’s insurance and reinsurance subsidiaries except PXRE Reinsurance Company “A (Excellent)” with a stable outlook. In February 2008, Great Central, formerly rated “A- (Excellent)” with a stable outlook, was upgraded to “A (Excellent)” with a stable outlook. PXRE Reinsurance Company is rated “B+ (Good)” with a stable outlook.

Standard & Poor’s (“S&P”) assigns ratings ranging from “AAA (Extremely Strong)” to “R (Regulatory Action)” with plus or minus designations for categories from AA to CCC to designate the relative standing within the category. The Company’s U.S. insurance subsidiaries (the only subsidiaries of the Company currently rated) have been rated “A- (Strong)” with a negative outlook. Argonaut Group’s counterparty credit rating is “BBB- (Good)” with a negative outlook.

Excess and Surplus Lines. Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies which operate nationwide, there is competition from carriers formed over the past several years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to write selected accounts on an admitted basis.

Select Markets. Due to the diverse nature of the products offered by the Select Markets segment, competition comes from various sources. The majority of the competition comes from regional companies or regional subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for the Company’s public entity products is primarily from small to medium size commercial insurers as well as from state and regional risk pools.

International Specialty. Competitive forces in the property and casualty reinsurance industry are substantial. Peleus Re operates in an industry that is highly competitive and is undergoing a variety of challenging developments. The industry, in selecting its reinsurance partners, has in recent years placed increased importance on credit ratings, size and financial strength in the selection of reinsurers. This trend became more pronounced in the wake of September 11, 2001, with the formation at that time, and subsequently, particularly following the losses resulting from Hurricanes Katrina, Rita and Wilma, of many new large, well-capitalized reinsurance companies in Bermuda. Many of these start-ups are focusing on the short tail property reinsurance markets in which Peleus Re is competing.

Peleus Re also competes with numerous major reinsurance and insurance companies. These competitors, many of whom have higher credit ratings, substantially greater financial, marketing and management resources than Peleus Re, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates. Peleus Re also may face competition from new market entrants or from market participants that decide to devote greater amounts of capital to the types of business written by Peleus Re.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.

Bermuda - The Insurance Act of 1978 (the “Insurance Act”)

Effective December 31, 2007, Argo Group amalgamated its two Bermuda reinsurers, Peleus Re and PXRE Reinsurance Ltd. (“PXRE Bermuda”), with Peleus Re as the continuing company. Peleus Re is a Class 4 general business insurer. As a holding company, Argo Group is not subject to Bermuda insurance regulations.

The Insurance Act, which regulates the insurance business of Peleus Re, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as the BMA thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose at any time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the “Minister”) advises the BMA on matters connected with the discharge of the BMA’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term (generally life) business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Peleus Re is registered as a Class 4 insurer, and is regulated as such under the Insurance Act.

Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Peleus Re is at the Company's executive offices at 110 Pitts Bay Road, Pembroke, Bermuda, and Peleus Re’s principal representative is an appointed executive officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has or is believed to have occurred, to forthwith notify the BMA. Within 14 days of such notification, the principal representative must make a report in writing to the BMA setting out all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event”.

Independent Approved Auditor. Pursuant to Section 16(1) of the Insurance Act, every registered insurer must appoint an auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of Peleus Re, are required to be filed annually with the BMA. The independent auditor of Peleus Re must be approved by the BMA and may be the same person or firm which audits Peleus Re’s financial statements for presentation to its shareholders. No approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer’s approved auditor. An insurer must give written notice to the BMA if it proposes to remove or replace its approved auditor, and further, an insurer’s approved auditor must notify the BMA in the event of his resignation or removal, or where the approved auditor includes a material modification of his report on an insurer’s Statutory Financial Statements.

Loss Reserve Specialist. As a registered Class 4 insurer, Peleus Re is required to submit an opinion of its approved loss reserve specialist with its Statutory Financial Return in respect of its loss and loss expense provisions. The appointment of the loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Statutory Financial Statements. Peleus Re must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Peleus Re is required to give information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to Peleus Re’s shareholder under the Companies Act 1981 of Bermuda (the “Companies Act”), which financial statements are prepared in accordance with GAAP. Peleus Re, as a general business insurer, is required to submit the annual Statutory Financial Statements as part of its annual Statutory Financial Return. The Statutory Financial Statements and the Statutory Financial Return do not form part of the public records maintained by the BMA.

The BMA has announced that it is proposing that Class 4 insurers file, with the annual Statutory Financial Return, audited GAAP financial statements, which will be published, subject to certain conditions.

Annual Statutory Financial Return. Peleus Re is required to file with the BMA a Statutory Financial Return no later than four months after its financial year-end (unless specifically extended upon application to the BMA). The Statutory Financial Return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of such insurer, solvency certificates, the Statutory Financial Statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

The BMA has also announced that it proposes to expand the Statutory Financial Return to include additional forward-looking risk management information, such as proforma financial statements and prescribed stress and scenario test results.

Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Peleus Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

     Peleus Re:

(1)	is required with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:
	(A)	$100 million,
	(B)	50% of net premiums written (being gross premiums written less any premiums ceded by Peleus Re. Peleus Re may not deduct more than 25% of gross premiums when computing net premiums written), and
	(C)	15% of net losses and loss expense reserves;
(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio (see below) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Peleus Re is prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);
(3)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit signed by two directors and the Principal Representative in Bermuda stating that it will continue to meet the required margins after the payment of the dividends;
(4)	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and
(5)	is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Bermuda Solvency Capital Requirement. As part of the BMA’s ongoing review of Bermuda’s insurance supervisory framework, the BMA is introducing a new risk-based capital model (“Bermuda Solvency Capital Requirement” or “BSCR”) as a tool to assist both in measuring risk and determining appropriate capitalization. It is expected that formal legislation will come into force in 2008 to apply these standards. In addition, the BMA intends to allow insurers to make application to the BMA to use their own internal capital models instead of the BSCR in cases where insurers can establish that their respective internal capital models better reflect their company characteristics. The BMA intends to consult further with insurers on the finer details of these proposals prior to formally implementing them.

Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers, like Peleus Re. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interests of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer: (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income and/or (8) to remove a controller or officer.

Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory BMA. Further, the BMA must consider whether to co-operate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Notification by shareholder controller of new or increased control. Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of Argo Group’s common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of the common shares in Argo Group and direct, among other things, that voting rights attaching to such shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Objection to existing shareholder controller. For so long as Argo Group has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10 percent or more of Argo Group’s common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Argo Group and direct, among other things, that such shareholder’s voting rights attaching to such shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

United States

State Insurance Regulation

The Company’s insurance and reinsurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. The Company currently has eleven insurance subsidiaries and one reinsurance subsidiary domiciled in six states (the “U.S. Subsidiaries”). Argo Group, as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Connecticut, Illinois, Louisiana, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company system. Generally, all material transactions among companies in the holding company system to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance and reinsurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is designed to protect the Company’s policyholders rather than the Company’s shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters are areas that are regulated and supervised by the state in which they are domiciled.

Guarantee Associations

The Company’s insurance subsidiaries are participants in the statutorily created insolvency guarantee associations in all states where they are admitted licensed carriers. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro-rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations.

Dividends

Effective December 31, 2007, Argonaut Group and PXRE Corporation, two intermediate U.S. holding companies in the Argo Group holding company system, merged. PXRE Corporation was the surviving entity and was renamed Argonaut Group. As a result of the merger, all of the U.S. Subsidiaries became subsidiaries of Argonaut Group. Argonaut Group became a subsidiary of PXRE Ireland, which is directly owned by Peleus Re. Peleus Re is directly owned by Argo Group.

As an intermediate insurance and reinsurance holding company, Argonaut Group is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to service its debt, to fund operating expenses and to pay dividends to PXRE Ireland. The ability of Argonaut Group’s insurance and reinsurance subsidiaries to pay dividends to Argonaut Group is subject to certain restrictions imposed by the jurisdictions of domicile that regulate Argonaut Group’s insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator. Argonaut Insurance Company was redomesticated from California to Illinois on December 31, 2006 when Illinois became its primary regulator. Colony Insurance Company is domiciled in Virginia. PXRE Reinsurance Company is domiciled in Connecticut. On December 28, 2007, Argonaut Insurance Company paid its sole shareholder, Argonaut Group, an ordinary dividend of $46.0 million, and also on December 28, 2007, after receiving approval from the Virginia Bureau of Insurance, Colony Insurance Company paid its sole shareholder, Argonaut Group, an extraordinary dividend of $28.5 million. In addition, in December 2007, PXRE Reinsurance Company filed notice with the Connecticut Insurance Department that PXRE Reinsurance Company intends to pay an extraordinary cash dividend of $75.0 million to its parent, Argonaut Group, concurrent with the sale of PXRE Reinsurance Company. The Connecticut Insurance Department approved the dividend of $75.0 million contingent on the closing of the sale. The sale of PXRE Reinsurance Company is pending regulatory approval by the Connecticut Insurance Department and is expected to close in the first quarter of 2008.

During 2008, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to $23.9 million in cash to Argonaut Group without approval from the Illinois Department of Insurance. Colony Insurance Company may be permitted to pay dividends of up to $3.0 million in cash without approval from the Virginia Bureau of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Change of Control

State laws require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Company would become subject to at least some of such regulations, would require approval by the six regulators of the Company’s U.S. Subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the six regulators prior to such acquisition.

Proposals for Regulatory Change

From time to time, various regulatory and legislative changes have been proposed in the U.S. insurance industry, some of which could have an effect on reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, an initiative to create a federally guaranteed disaster reinsurance pool pre-funded by insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners. Also currently being considered is a bill to improve and streamline the regulation of non-admitted insurance and reinsurance. The Company is unable to predict what effect, if any, the foregoing developments may have on its operations and financial condition in the future.

Terrorism Risk Insurance Act

On November 26, 2002, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA established a temporary Federal program that requires United States and other insurers writing specified commercial property and casualty insurance policies in the United States to make available in some policies coverage for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage made available may not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism. The program had been set to expire on December 31, 2005; however, on December 22, 2005, the President of the United States signed into law the Terrorism Risk Insurance Extension Act of 2005, which modified and extended the existing program.

Under TRIA, as amended, if an act is determined to be a covered terrorist act, then losses resulting from the act were ultimately shared among insurers, the federal government and policyholders. Generally, insurers were required to retain a defined deductible and 10% (15% in 2007) of losses above the deductible but can obtain reimbursement from the federal government for their covered losses in excess of those amounts, once certain aggregate industry loss triggers are met. An insurer’s deductible for 2006 was 17.5% of the insurer’s 2005 direct earned premiums on TRIA covered lines and for 2007 was 20% of the insurer’s 2006 direct earned premiums on TRIA covered lines. Total reimbursement by the federal government is limited to $100 billion each year, and no insurer that has met its deductible shall be liable for the payment of its portion of the aggregate industry insurer loss that exceeds $100 billion.

As amended, the entire TRIA program, including provisions authorizing Federal reimbursement of insurers and the requirement to make coverage available, was set to expire at the end of 2007. However, in December 2007 Congress passed HR 2761, which President Bush signed on December 26, 2007. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “Reauthorization Act”) extends the program for seven years and removes the distinction between domestic and foreign-inspired acts of terrorism. It does so without increasing the level of loss necessary to trigger the program ($100 million) or adding an onerous mandatory “make-available” requirement for attacks involving nuclear, biological, chemical or radiological (“NBCR”) weapons of mass destruction. The Reauthorization Act provides finite limits and some degree of legal certainty that insurer liability is limited by the existing $100 billion program cap and clarifies that insurer exposure is limited to its deductible plus co-payment. It preempts other state and federal laws and requires that insurers disclose the cap to policyholders.

Taxation of Argo Group and its Subsidiaries

Bermuda

Under current Bermuda law, there is no income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax, estate or inheritance tax payable by Argo Group. Argo Group and its Bermuda domiciled subsidiaries have each obtained from the Minister of Finance under The Exempted Undertaking Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to Argo Group and its Bermuda domiciled subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 28, 2016. Argo Group and its Bermuda domiciled subsidiaries could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to Argo Group and its Bermuda domiciled subsidiaries. Argo Group and its Bermuda domiciled subsidiaries each pay annual Bermuda government fees, and Argo Group’s Bermuda domiciled insurance and reinsurance subsidiaries pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and other sundry taxes payable, directly or indirectly, to the Bermuda government.

Ireland

PXRE Ireland is an Irish incorporated company established as a holding company and is governed by the Companies Acts 1963 to 2003. Under Irish law, PXRE Ireland is subject to tax on its worldwide income. The tax rate is a function of the nature of the income of PXRE Ireland. Income in respect of trading (active income) is subject to tax at the rate of 12.5%. Income arising in respect of investments (passive income) is subject to tax in Ireland at a rate of 25%. In relation to a company which acts as a holding company in Ireland, certain exemptions and reliefs are available in respect to gains produced by the disposal of qualifying subsidiaries and the receipt of dividend income from such subsidiaries.

United States

A non-U.S. corporation that is engaged in the conduct of a U.S. trade or business will be subject to U.S. federal income tax as described below, unless entitled to the benefits of an applicable tax treaty. Whether business is being conducted in the United States is an inherently factual determination. Because the Internal Revenue Code (the “Code”), regulations and court decisions do not definitively identify activities that constitute being engaged in a trade or business in the United States, Argo Group cannot be certain that the Internal Revenue Service (“IRS”) will not contend successfully that Argo Group and/or its non-U.S. subsidiaries are or will be engaged in a trade or business in the United States for U.S. federal income tax purposes. A non-U.S. corporation deemed to be so engaged would be subject to U.S. federal income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation generally may be entitled to deductions and credits only if it files a U.S. federal income tax return. Argo Group and its non-U.S. subsidiaries intend to file protective U.S. federal income tax returns. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the additional “branch profits” tax. If Argo Group’s Bermuda domiciled insurance and reinsurance subsidiaries are entitled to benefits under the income tax treaty between the United States and Bermuda (the “Bermuda Treaty”), Argo Group’s Bermuda domiciled insurance subsidiaries would not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Argo Group’s Bermuda domiciled insurance subsidiaries currently intend to conduct their activities so that they do not have permanent establishments in the United States, although Argo Group cannot be certain that this result will be achieved.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. Argo Group cannot be certain that its Bermuda domiciled insurance subsidiaries will be eligible for Bermuda Treaty benefits now or in the future because of factual and legal uncertainties regarding the residency and citizenship of Argo Group’s shareholders. Argo Group would not be eligible for treaty benefits because it is not an insurance company. Accordingly, Argo Group and its Bermuda domiciled insurance subsidiaries have conducted and intend to conduct substantially all of their operations outside the United States and to limit their U.S. contacts so that neither Argo Group nor its Bermuda domiciled insurance subsidiaries should be treated as engaged in the conduct of a trade or business in the United States.

Non-U.S. insurance companies engaging in an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Argo Group’s Bermuda domiciled insurance subsidiaries are considered to be engaged in the conduct of an insurance business in the United States and are not entitled to the benefits of the Bermuda Treaty in general (because they fail to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of their investment income to U.S. federal income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If Argo Group’s Bermuda domiciled insurance subsidiaries are considered engaged in the conduct of an insurance business in the United States and are entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of their investment income could be subject to U.S. federal income tax.

Under the Irish Treaty, PXRE Ireland, if entitled to the benefits of the Irish Treaty, will not be subject to U.S. federal income tax on any income determined to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. PXRE Ireland would generally be entitled to the benefits of the Irish Treaty if, among other requirements, (i) at least 50% of the shares of PXRE Ireland, measured by both vote and value, are owned, directly or indirectly, by U.S. or Irish residents (that are “qualified persons” under the Irish treaty) or U.S. citizens or residents and less than 50% of such company’s gross income for the relevant taxable period is paid or accrued directly or indirectly to persons who are not U.S. or Irish residents (that are “qualified persons” under the Irish Treaty) or U.S. citizens in the form of payments that are deductible for Irish income tax purposes or (ii) PXRE Ireland is considered as engaged in the active conduct of a trade or business in Ireland and its effectively connected income is connected with or incidental to that trade or business. Although Argo Group cannot be certain that PXRE Ireland will be eligible for Irish Treaty benefits because of factual and legal uncertainties regarding (i) the residency and citizenship of Argo Group’s shareholders and (ii) the interpretation of what constitutes an active trade or business in Ireland and income incidental or connected thereto, PXRE Ireland will endeavor to so qualify. PXRE Ireland has conducted and intends to conduct its activities in a manner so that it should not have a permanent establishment in the United States and should not be engaged in a trade or business in the United States, although Argo Group cannot be certain that this result will be achieved.

Non-U.S. corporations not engaged in a trade or business in the United States are nonetheless subject to a U.S. income tax imposed by withholding on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. Generally, the Irish Treaty reduces the withholding rate on dividends from (i) less than 10% owned corporations to 15%, and (ii) more than 10% owned corporations to 5%, and eliminates the U.S. withholding tax on interest. In this regard Argo Group takes the position that PXRE Ireland is entitled to the benefits of the Irish Treaty and accordingly believes the dividend payments paid to it from its U.S. subsidiaries are subject to the U.S. withholding tax at a 5% rate. The Bermuda Treaty does not reduce the U.S. federal withholding rate on U.S. source investment income.

The United States also imposes an excise tax on (i) insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks of a U.S. entity or individual risks located wholly or partly within the United States and (ii) with respect to risks of a foreign entity or individual engaged in a trade or business in the United States, risks located within the United States. The rates of tax applicable to premiums paid to non-U.S. insurers are 4% for casualty insurance premiums and 1% for reinsurance premiums, unless exempted under an applicable tax treaty. The Bermuda Treaty does not provide for such an exemption.

Each of Argo Group’s U.S. domiciled subsidiaries will be subject to taxation in the United States at regular corporate rates.

With respect to related party cross border reinsurance, Section 845 of the Code allows the IRS to allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Code. Accordingly, the application of such provisions to Argo Group’s and Argo Group’s subsidiaries is uncertain and the Company cannot predict what impact, if any, such provisions may have on it and its subsidiaries.

Taxation of Argo Group Shareholders

Bermuda

Currently, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax, estate or inheritance tax or other tax payable in Bermuda by holders of the Argo Group common shares except insofar as such taxes apply to persons ordinarily resident in Bermuda.

United States

Taxation of Distributions

Subject to the discussions below relating to the potential application of the controlled foreign corporation (“CFC”), related person insurance income (“RPII”) and passive foreign investment company (“PFIC”) rules, cash distributions, if any, made with respect to the Argo Group common shares will constitute dividends for U.S. federal income tax purposes to the extent it is paid out of current or accumulated earnings and profits of Argo Group (as computed using U.S. tax principles). Subject to the possibility of enactment of certain legislative proposals (See “Risk Factors — Risks Related to Taxation” beginning on page 40), dividends paid by Argo Group to non-corporate holders on its common shares before 2011 are generally eligible for reduced rates of tax up to a maximum of 15% as “qualified dividend income,” subject to the satisfaction of certain holding periods and other requirements. Qualified dividend income is subject to tax at capital gains rates. Dividends paid by Argo Group to corporate holders will not be eligible for the dividends received deduction. To the extent cash distributions, if any, made with respect to Argo Group common shares exceed Argo Group’s earnings and profits, they will be treated first as a return of the shareholder’s basis in their shares to the extent thereof, and then as gain from the sale of a capital asset.

Classification of Argo Group or its non-U.S. subsidiaries as CFCs

Each 10% U.S. Shareholder of a non-U.S. corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC, directly or indirectly through non-U.S. entities, on the last day of the CFC’s taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of Section 958(b) of the Code (that is, “constructively”)) more than 50% of the total combined voting power of all classes of voting shares of such non-U.S. corporation, or more than 50% of the total value of all shares of such corporation on any day of the taxable year of such corporation.

For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of shares or more than 25% of the total value of all shares is owned (directly, indirectly through non-U.S. entities or constructively) by 10% U.S. Shareholders on any day of the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to same country risks written by certain insurance companies not applicable here), exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

Argo Group believes, subject to the discussion below, that because of the dispersion of Argo Group’s share ownership, provisions in Argo Group’s organizational documents that limit voting power and other factors, no U.S. Person (as defined in the Code) who acquired Argo Group common shares in the Merger directly or indirectly through non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of shares of Argo Group or its non-U.S. subsidiaries. It is possible; however, that the IRS could challenge the effectiveness of the provisions in Argo Group’s organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person who owns Argo Group common shares (directly, indirectly through non-U.S. entities or constructively) will not be characterized as a 10% U.S. Shareholder.

The RPII CFC Provisions

The following discussion generally is applicable only if the RPII of a Argo Group non-U.S. insurance subsidiary, determined on a gross basis, is 20% or more of its gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which each Argo Group non-U.S. insurance subsidiary’s RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although Argo Group cannot be certain, Argo Group believes that each Argo Group non-U.S. insurance subsidiary should meet the 20% Ownership Exception and the gross RPII of each non-U.S. insurance subsidiary as a percentage of its gross insurance income should be for the foreseeable future below the 20% threshold for each tax year.

RPII is any insurance income (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is an RPII shareholder (as defined below) or a related person (as defined below) to such RPII shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company. The term “RPII shareholder” means any U.S. Person who owns (directly or indirectly through non-U.S. entities) any amount of Argo Group shares or the shares of any Argo Group non-U.S. insurance subsidiary. Generally, the term “related person” for this purpose means someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of shares applying certain constructive ownership principles. A corporation’s pension plan is ordinarily not a related person with respect to the corporation unless the pension plan owns, directly or indirectly through the application of certain constructive ownership rules, more than 50% measured by vote or value, of the shares of the corporation. Each Argo Group non-U.S. insurance subsidiary will be treated as a CFC under the RPII provisions if RPII shareholders are treated as owning (directly, indirectly through non-U.S. entities or constructively) 25% or more of the shares of Argo Group by vote or value.

RPII Exceptions. The special RPII rules do not apply to a Argo Group non-U.S. insurance subsidiary if (i) direct and indirect insureds and persons related to such insureds, whether or not U.S. Persons, are treated as owning (directly or indirectly through entities) less than 20% of the voting power and less than 20% of the value of the shares of Argo Group (the “20% Ownership Exception”), (ii) RPII, determined on a gross basis, is less than 20% of the gross insurance income of the Argo Group non-U.S. insurance subsidiary for the taxable year (the “20% Gross Income Exception”), (iii) the subsidiary elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) the subsidiary elects to be treated as a U.S. corporation and waives all treaty benefits and meets certain other requirements. The Argo Group non-U.S. insurance subsidiaries do not intend to make these elections. Where none of these exceptions applies, each U.S. Person owning directly or indirectly through non-U.S. entities, any shares in Argo Group (and therefore indirectly, in each Argo Group non-U.S. insurance subsidiary) on the last day of the subsidiary’s taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII of the relevant Argo Group non-U.S. insurance subsidiaries for the portion of the taxable year during which the relevant Argo Group non-U.S. insurance subsidiaries were CFCs under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person’s share of the relevant Argo Group non-U.S. subsidiary’s current-year earnings and profits as reduced by the U.S. Person’s share, if any, of certain prior-year deficits in earnings and profits. The Argo Group non-U.S. insurance subsidiaries intend to operate in a manner that is intended to ensure that they each qualify for the 20% Ownership Exception and the 20% Gross Income Exception; however, it is possible that the Argo Group non-U.S. insurance subsidiaries will not be successful in qualifying under either exception.

Computation of RPII. In order to determine how much RPII a Argo Group non-U.S. insurance subsidiary has earned in each taxable year (for purposes of providing this information to RPII shareholders), Argo Group may obtain and rely upon information from insureds and reinsureds to determine whether any of the insureds, reinsureds or persons related thereto own (directly or indirectly through non-U.S. entities) shares of Argo Group and are U.S. Persons. Argo Group may not be able to determine whether any of the underlying direct or indirect insureds are RPII shareholders or related persons to such RPII shareholders. Consequently, Argo Group may not be able to determine accurately the gross amount of RPII each Argo Group non-U.S. subsidiary earns in a given taxable year or whether the 20% Ownership Exception or the 20% Gross Income Exception is met. For any year in which the 20% Ownership Exception does not apply and the 20% Gross Income Exception is not met, Argo Group may also seek information from its shareholders as to whether beneficial owners of its shares at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons; to the extent Argo Group is unable to determine whether a beneficial owner of its shares is a U.S. Person, Argo Group may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all known RPII shareholders. The amount of RPII includible in the income of a RPII shareholder is based upon the net RPII income for the year after deducting related expenses such as losses, loss reserves and operating expenses.

Apportionment of RPII to U.S. Persons. Every RPII shareholder who directly or indirectly owns shares of a Argo Group non-U.S. insurance subsidiary on the last day of any taxable year of such subsidiary in which the 20% Ownership Exception does not apply and the 20% Gross Income Exception is not met should expect that for such year the RPII shareholder will be required to include in gross income its share of such subsidiary’s RPII for the portion of the taxable year during which the subsidiary was a CFC under the RPII period. A RPII shareholder who owns common shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of a relevant Argo Group non-U.S. insurance subsidiary’s RPII.

Basis Adjustments. A RPII shareholder’s tax basis in its shares will be increased by the amount of any RPII that the shareholder includes in income. The RPII shareholder may exclude from income the amount of any distributions by Argo Group out of previously taxed RPII income. The RPII shareholder’s tax basis in its common shares will be reduced by the amount of such distributions that are excluded from income.

Uncertainty as to Application of RPII. The RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII provisions by the IRS, the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the U.S. Treasury Department to prescribe “such regulations as may be necessary to carry out the purpose of this subsection including . . . regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise.” Accordingly, the meaning of the RPII provisions and the application thereof to Argo Group is uncertain. In addition, Argo Group cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. U.S. Persons should consult their tax advisors as to the effects of these provisions.

Information Reporting

Under certain circumstances, U.S. Persons who own (directly or indirectly) shares in a non-U.S. corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a non-U.S. corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the non-U.S. corporation, and who owned the shares of such non-U.S. corporation on the last day of that year and (iii) under certain circumstances, a U.S. Person who acquires shares in a non-U.S. corporation and as a result thereof owns 10% or more of the voting power or value of such non-U.S. corporation, whether or not such non-U.S. corporation is a CFC. For any taxable year in which Argo Group determines that the 20% Gross Income Exception is not met and the 20% Ownership Exception does not apply to a Argo Group non-U.S. insurance subsidiary, Argo Group will make available to all U.S. Persons a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties.

Tax-Exempt Shareholders

Tax-exempt entities will generally be required to treat certain subpart F insurance income, including RPII, that is includible in U.S. federal gross income by the tax-exempt entity as unrelated business taxable income. Prospective investors that are tax exempt entities are urged to consult their tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII shareholder also must file IRS Form 5471 in the circumstances described above.

Dispositions of Common Shares

Subject to the discussions below relating to the potential application of Section 1248 of the Code and PFIC rules, U.S. Persons owning Argo Group common shares generally should recognize a capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of such shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for such common shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals (and certain other non-corporate shareholders) and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and will generally constitute “passive income” for foreign tax credit limitation purposes. Section 1248 of the Code provides that if a U.S. Person sells or exchanges shares in a non-U.S. corporation and such person owned (directly, indirectly through non-U.S. entities or constructively) 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). Argo Group believes that, because of the anticipated dispersion of Argo Group’s share ownership, provisions in Argo Group’s organizational documents that limit voting power and other factors, no U.S. shareholder of Argo Group should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of Argo Group; to the extent this is the case, the application of Section 1248 of the Code under the regular CFC rules should not apply to dispositions of Argo Group common shares. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, Argo Group will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form.

Section 1248 of the Code also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Gross Income Exception is met or the 20% Ownership Exception applies. Existing proposed regulations do not address whether Section 1248 of the Code would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. Argo Group believes, however, that this application of Section 1248 of the Code under the RPII rules should not apply to dispositions of Argo Group common shares because Argo Group will not be directly engaged in the insurance business. Argo Group cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the U.S. Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of Argo Group common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of Argo Group common shares.

Passive Foreign Investment Companies

In general, a non-U.S. corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes “passive income” (the “75% test”) or (ii) 50% or more of its assets produce (or are held for the production of) passive income (the “50% test”).

If Argo Group were characterized as a PFIC during a given year, each U.S. Holder holding common shares would be subject to a penalty tax at the time of the sale (at a gain) of, or receipt of an “excess distribution” with respect to, their shares, unless such holder is a 10% U.S. Shareholder or made a “qualified electing fund election.” It is uncertain that Argo Group would be able to provide its shareholders with the information necessary for a U.S. Holder to make a qualified electing fund election. In addition, if Argo Group were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of their shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the shares). In general, the penalty tax is equivalent to the generally applicable U.S. federal income tax and an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder’s period of ownership. In addition, a distribution paid by a PFIC to U.S. Holders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for a reduced rate of tax as qualified dividend income.

For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC provisions contain a look-through rule under which a non-U.S. corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the value of the shares. Under the look-through rule, Argo Group should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its direct and indirect subsidiaries for purposes of the 75% test and the 50% test. Argo Group expects that the passive income and assets of its non-insurance direct and indirect subsidiaries should be de minimus. The PFIC rules also provide that income “derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business” is not treated as passive income.

The insurance income exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Argo Group expects, for purposes of the PFIC rules, that each Argo Group insurance subsidiary will be predominantly engaged in the active conduct of an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Argo Group cannot be certain, however, as there are currently no regulations regarding the application of the PFIC provisions to an insurance company and new regulations or pronouncements interpreting or clarifying these rules may be forthcoming, that the IRS will not challenge this position and that a court will not sustain such challenge. U.S. Holders should consult their tax advisor as to the effects of the PFIC rules.

Foreign Tax Credit

If U.S. Persons will own a majority of Argo Group’s shares, only a portion of the current income inclusions, if any, under the CFC, RPII and PFIC rules and of dividends paid by Argo Group (including any gain from the sale of common shares that is treated as a dividend under Section 1248 of the Code) will be treated as foreign source income for purposes of computing a shareholder’s U.S. foreign tax credit limitations. Argo Group will consider providing shareholders with information regarding the portion of such amounts constituting foreign source income to the extent such information is reasonably available. It is also likely that substantially all of the subpart F income, RPII and dividends that are foreign source income will constitute either “passive” or “general” income. Thus, it may not be possible for most shareholders to utilize excess foreign tax credits to reduce U.S. tax on such income.

Proposed U.S. Tax Legislation

Legislative proposals have been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. Moreover, currently proposed tax legislation, if enacted, could have a material adverse effect on Argo Group or its shareholders. More specifically, a current legislative proposal would eliminate the application of the reduced rates of tax to dividends paid by any corporation organized under the laws of a foreign country which does not have a comprehensive income tax system, such as Bermuda. It is possible that broader based or new legislative proposals could emerge in the future that could have an adverse effect on Argo Group or its shareholders. Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States or is a PFIC, or whether U.S. Persons would be required to include in their gross income the subpart F income or the RPII of a CFC, or whether a company is subject to the inversion tax rules are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies, the regulations regarding RPII are still in proposed form and the regulations regarding inversion transactions are in temporary form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. Argo Group cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Information Reporting and Backup Withholding

In general, information reporting requirements may apply to the amounts paid to U.S. shareholders in connection with distributions with respect to Argo Group common shares, proceeds received from the sale or exchange of Argonaut Group common stock and to proceeds received from the sale or exchange of Argo Group common shares, unless an exemption applies. Backup withholding may be imposed (currently at a 28% rate) on the above payments if a U.S. shareholder (1) fails to provide a taxpayer identification number or certificate of exempt status or (2) fails to report certain types of income in full.

Any amounts withheld under the backup withholding rules will be allowed as a refund or credit against applicable U.S. federal income tax liability provided the required information is furnished to the IRS.

Reinsurance

As is common practice within the insurance industry, the Company’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. The Company is selective in regard to its reinsurers, seeking out those with strong financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. The Company performs credit reviews on its reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. The Company also requires deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the state where the Company’s insurance subsidiary is domiciled. However, due to the Company’s longevity, it has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company’s results of operations and financial condition.

Much of the Company’s reinsurance is secured on an excess of loss basis. Under an excess of loss arrangement, the insurance subsidiaries retain losses on claims to a specified amount and the reinsurers assume any losses above that amount. The Company’s retention limits vary by business segment. As of December 31, 2007, retention limits by segment were as follows:

  Excess and Surplus Lines – from $500,000 retention per occurrence, up to a maximum retention of $1.38 million per occurrence in limited cases;
  Select Markets – from $500,000 up to $1.5 million per occurrence;
  International Specialty – Peleus Re currently retains substantially all of its exposures. Its largest net retention on a program during 2007 was approximately $14.9 million.

In addition to the above coverages, each year the Company purchases a combined package of excess of loss property catastrophe reinsurance (“Property Cat Treaty”) for its Excess and Surplus Lines and Select Markets business segments exposed to property losses. This coverage is purchased to provide the Company with protection against high severity property loss events such as hurricanes, earthquakes and other natural disasters. The Property Cat Treaty in effect as of year end 2007 provides the Company with coverage for losses and loss adjustment expenses incurred by the Company on a per occurrence basis, net of amounts recovered by the Company under any other reinsurance treaties applicable to the same occurrence. Coverage is provided within four defined layers of loss limits:

  Layer 1 – 95% of $10.0 million excess of $5.0 million, for all occurrences with market losses less than or equal to $20 billion as defined by the Property Catastrophe Service;
  Layer 2 – 95% of $15.0 million excess of $15.0 million;
  Layer 3 – 95% of $30.0 million excess of $30.0 million;
  Layer 4 – 95% of $60.0 million excess of $60.0 million.

The Property Cat Treaty described above provides the Company with coverage for each occurrence associated with a catastrophe loss event during its term, which is scheduled to be renewed in May 2008. Should the limit of coverage for all occurrences within a particular layer of the Property Cat Treaty be exhausted prior to the expiration of its term, the Company has the contractual right to reinstate coverage. A reinstatement makes available one additional full limit of coverage within the respective layer to cover losses from future catastrophic events occurring during the remaining term of the Property Cat Treaty. The Company has available two reinstatements for Layers 1 and has available one reinstatement for each of Layers 2, 3 and 4 under the Property Cat Treaty in effect as of year end 2007 through the end of its term in May 2008. At any given time, the maximum amount of coverage available to the Company under a particular layer of the Property Cat Treaty for all events occurring during its term can be determined by adding (1) the amount of the layer’s original stated per occurrence coverage limit and (2) the amount of the layer’s stated per occurrence coverage limit multiplied by the total number of reinstatements afforded for that layer. During 2007, the Company did not incur any losses applicable to its Property Cat Treaty.

The Company also purchases reinsurance for catastrophe losses which might be incurred on policies issued for workers compensation coverage. Effective January 1, 2008, the Company purchased workers compensation catastrophe reinsurance providing coverage for losses in excess of $20.0 million up to a limit of $45.0 million with one reinstatement available. Maximum coverage provided for any one life under the terms of the contract is $5.0 million. The Company did not incur any losses applicable to its workers compensation catastrophe reinsurance program in effect for 2007.

Prior to the Merger, PXRE Bermuda sponsored a catastrophe bond transaction. The transaction was a collateralized transaction with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company, which was accounted for as a derivative. This coverage was effective January 1, 2006 and provided second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, the Company will receive a recovery under the agreement. The recovery is based on modeled losses and is not limited to the Company’s ultimate net loss from the loss event. The coverage provided $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. PXRE Bermuda subsequently entered into agreements for the periods of July 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008, through which it sold catastrophe protection to a third party mirroring this collateralized facility. The fair value of A&W II is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any change in the value on or after August 7, 2007 reflected in the Consolidated Statements of Income. As there is no quoted market value available for these derivatives, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under these contracts. A&W II, the counterparty to the catastrophe bond, is a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”. The Company is not the primary beneficiary of this entity and is, therefore, not required to consolidate it in its consolidated financial statements.

The Company also utilizes a variety of other reinsurance products to reduce the associated risk. These programs are implemented on an as needed basis.

During 2007, the Company had $1,180.9 million of gross written premiums of which it ceded, or transferred to reinsurers, $326.7 million, or 27.7 % of gross written premiums, for reinsurance protection. As of December 31, 2007, the Company had $47.9 million of paid loss recoverables coupled with $562.2 million of ceded loss and loss expense reserves recoverable from reinsurers for losses that they are or will likely be obligated to reimburse the Company for under reinsurance contracts. Included in these balances was a reserve for doubtful accounts of $18.9 million. The following table summarizes ceded case and incurred but not reported reserves by business segments (net of reserve for doubtful accounts) as of December 31, 2007:

Reserves ceded under
Business segment	reinsurance contracts
(in millions)
Excess and Surplus Lines	$300.3
Select Markets	112.1
International Specialty	5.0
Run-off Lines	144.8
Total ceded loss and loss expense reserves	562.2
Paid loss recoverables	47.9
Reinsurance recoverables	$610.1

The Company establishes its reserve for doubtful accounts after assessing the ability of reinsurers to satisfy their obligations and after considering the status of disputed balances that have resulted from disagreements in contract interpretation. The Company regularly monitors its reinsurers for credit quality to assess their ability to pay. The Company has certain reinsurers that have experienced deteriorating financial condition and have been downgraded by rating agencies. The Company regularly assesses these reinsurers to determine the collectibility of amounts due. The Company is in dispute with certain reinsurers regarding the circumstances giving rise to reinsured claims or the applicability of reinsurance contract provisions related to reinsurance balances due the Company. The reserve for doubtful accounts represents management’s best estimate based upon its assessment of the reinsurer’s ability to pay reinsurance balances and management’s assessment regarding the likelihood of collecting disputed balances. It is possible that future financial deterioration of the Company’s reinsurers or the inability of the Company to prevail in resolving disputed balances could result in the uncollectibility of certain balances and could have a material adverse effect on the Company’s results of operations and/or financial condition.

Additional information relating to the Company’s reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 49 - 79 and Note 5, “Reinsurance” in the Notes to the Consolidated Financial Statements.

Reserves for Losses and Loss Adjustment Expenses

The Company records reserves for specific claims incurred and reported and reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the Company’s particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider the Company’s estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred.

Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company uses a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

The estimate of reinsurance recoverables related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as, and in a manner consistent with, the gross losses associated with the reinsurance treaty.

The Company is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although the Company actively manages its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance protection and may have a material adverse impact on its results of operations and/or financial condition.

Terrorism peril is deemed by the Company to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. The Company continues to review its underwriting data in assessing aggregate exposure to this peril. The Company underwrites against the risk of terrorism with a philosophy of avoidance wherever possible. For both property and casualty exposures, this is accomplished through the use of portfolio tracking tools which identify high risk areas, as well as areas of potential concentration. The Company estimates the probable maximum loss from each risk as well as for the portfolio in total and factors this analysis into the underwriting and reinsurance buying process. The probable maximum loss is a model generated and subject to assumptions that may not be reflective of losses incurred for a terrorist act. The Company also seeks to mitigate this exposure through the use of reinsurance. Due to the uncertainty and magnitude of terrorist acts, the Company’s reinsurance protection may be exceeded and have a material effect on the Company’s results of operation and financial position.

Additionally, the Company has identified certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire due to a terrorist act. Through modeling, the Company continues to refine its estimates of the probable maximum loss from such an event and factors this analysis into the underwriting evaluation process and also seeks to mitigate this exposure through various policy terms and conditions (where allowed by state statute) and through the use of reinsurance, to the extent possible. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.

As discussed in the Regulation section beginning on page 7, in December 2007 Congress passed HR 2761, the Terrorism Risk Insurance Program Reauthorization Act of 2007, which President Bush signed on December 26, 2007. This act extends and modifies the TRIA, a temporary program initially enacted on November 26, 2002, which was modified and extended December 22, 2005. Under TRIA, as modified, if an act is determined to be a covered terrorist act, the losses are shared by insurers, policyholders and the federal government. The insurer must retain a deductible equal to 20% of the company’s direct earned premiums on TRIA covered lines. Once the deductible is met, an insurer must retain 15% of losses above it. The federal government will fund the balance although federal government reimbursement is limited to $100 billion each year. The Reauthorization Act of 2007 eliminated the distinction between foreign and domestic acts of terrorism.

Terrorism exclusions are not permitted for workers compensation policies under the new federal act or under the laws of any state or jurisdiction in which the Company operates. When underwriting existing and new workers compensation business, the Company considers the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to write or to renew certain business. However, even in lines where terrorism exclusions are permitted, because the Company’s clients may object to a terrorism exclusion in connection with business that the Company may still desire to write without an exclusion, some or many of its insurance policies may not include a terrorism exclusion. Given the retention limits imposed under the federal act and that some or many of the Company’s policies may not include exclusion for terrorism, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on the Company’s business, results of operations and/or financial condition. The Company is unable to predict what effect, if any, losses may have on its operations and financial condition in the future.

The Company has discontinued underwriting certain lines of business; however, the Company is still obligated to pay losses incurred on these lines which include other liability and medical malpractice policies written in past years. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of other liability policies primarily written in the 1960s, 1970s and into the mid-1980s, with a limited number of claims occurring on policies written into the early 1990s. Also included in Run-off Lines is other business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. Business formerly written in the Company’s Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on Run-off Lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 49 - 79 and Note 16, “Run-off Lines” in the Notes to the Consolidated Financial Statements.

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1997 through 2007. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1997 to 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. Amounts for the former PXRE companies are not included for the years prior to 2007, the year of acquisition. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the years indicated. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.

Table I
Analysis of Losses and Loss Adjustment Expense ("LAE") Development (in millions)
(Net of Reinsurance)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Reserves for Losses
and LAE (1)	$884.0	$763.2	$706.5	$757.6	$929.6	$838.2	$965.5	$1,060.8	$1,394.8	$1,530.5	$1,863.3
Cumulative Amount
Paid as of (2)
1 year later	172.7	149.8	160.9	154.0	200.1	188.7	230.5	183.1	235.6	286.6
2 years later	278.7	274.0	282.8	255.1	327.5	348.8	354.1	341.9	435.2
3 years later	374.1	373.6	366.3	326.7	449.8	431.9	471.6	492.9
4 years later	452.4	442.8	426.4	394.2	509.5	514.0	588.5
5 years later	511.8	495.5	487.0	428.4	573.1	609.3
6 years later	558.6	550.2	517.3	471.9	656.3
7 years later	608.6	587.6	557.5	538.9
8 years later	651.8	624.7	622.0
9 years later	686.4	686.9
10 years later	746.5
Reserves Re-estimated
as of (3)
1 year later	819.2	785.4	833.9	773.2	991.5	879.0	964.6	1,216.0	1,349.9	1,499.4
2 years later	851.1	884.3	835.6	820.3	1,034.0	889.9	1,158.2	1,196.3	1,331.4
3 years later	922.8	879.8	889.4	851.1	1,053.5	1,090.7	1,161.3	1,200.2
4 years later	917.9	934.5	919.6	875.7	1,084.9	1,099.7	1,187.3
5 years later	973.5	966.4	937.2	905.9	1,100.9	1,138.0
6 years later	1,004.9	980.1	968.4	921.8	1,141.9
7 years later	1,019.1	1,005.9	986.7	961.8
8 years later	1,040.7	1,030.5	1,027.3
9 years later	1,068.7	1,072.4
10 years later	1,113.7
Cumulative (Deficiency)
Redundancy (4) (5)	(229.7)	(309.2)	(320.8)	(204.2)	(212.3)	(299.8)	(221.9)	(139.4)	63.4	31.1
Prior Yr. Cumulative
(Deficiency) Redundancy	(184.7)	(267.3)	(280.2)	(164.2)	(171.3)	(261.5)	(195.8)	(135.5)	44.9
Change in Cumulative
(Deficiency) Redundancy	$(45.0)	$(41.9)	$(40.6)	$(40.0)	$(41.0)	$(38.3)	$(26.1)	$(3.9)	$18.5	$31.1

(1)	Original estimated reserves for losses and LAE, net of reinsurance.
(2)	Cumulative amounts paid, net of reinsurance payments.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.
(5)	The Cumulative (Deficiency) Redundancy for each of the current year and prior year lines includes $176.2 million of (Deficiency) related to the commutation of the Adverse Development Contract (“ADC”) for each of the 2002 through 2004 years. There is no net effect to the change in Cumulative (Deficiency) Redundancy.

Table II
Analysis of Losses and Loss Adjustment Expense ("LAE") Development (in millions)
(Direct and Assumed Insurance)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Reserves for Losses
and LAE (1)	$1,063.2	$935.8	$897.4	$930.7	$1,147.8	$1,281.6	$1,480.8	$1,607.5	$1,875.4	$2,029.2	$2,425.5
Cumulative Amount
Paid as of (2)
1 year later	197.0	177.8	218.9	190.0	246.0	236.7	316.2	275.2	335.6	358.9
2 years later	329.6	358.2	375.2	316.1	411.5	464.6	501.0	470.4	578.5
3 years later	479.0	490.8	481.6	404.8	594.1	596.1	638.8	645.5
4 years later	588.5	580.1	557.1	515.2	688.8	691.3	771.7
5 years later	666.8	646.4	659.4	577.7	762.8	798.5
6 years later	726.2	740.2	716.8	628.1	854.7
7 years later	813.8	792.7	762.7	700.0
8 years later	863.4	835.5	831.9
9 years later	903.7	902.3
10 years later	968.4
Reserves Re-estimated
as of (3)
1 year later	1,006.2	990.1	1,048.3	966.2	1,265.3	1,370.1	1,489.5	1,604.1	1,792.0	1,960.1
2 years later	1,069.7	1,108.6	1,063.3	1,061.3	1,346.3	1,394.1	1,519.2	1,547.1	1,741.6
3 years later	1,156.5	1,115.1	1,167.6	1,094.0	1,381.4	1,425.7	1,486.5	1,540.8
4 years later	1,162.3	1,219.4	1,197.7	1,146.5	1,405.4	1,410.5	1,513.7
5 years later	1,268.3	1,247.2	1,242.8	1,167.7	1,406.0	1,455.6
6 years later	1,293.2	1,287.9	1,265.5	1,171.0	1,457.6
7 years later	1,329.0	1,305.1	1,270.9	1,218.3
8 years later	1,345.0	1,316.8	1,317.9
9 years later	1,359.9	1,365.2
10 years later	1,411.3
Cumulative (Deficiency)
Redundancy (4)	(348.1)	(429.4)	(420.5)	(287.6)	(309.8)	(174.0)	(32.9)	66.7	133.8	69.1
Prior Yr. Cumulative
(Deficiency)
Redundancy	(296.7)	(381.0)	(373.5)	(240.3)	(258.2)	(128.9)	(5.7)	60.4	83.4	0.0
Change in Cumulative
(Deficiency) Redundancy	$(51.4)	$(48.4)	$(47.0)	$(47.3)	$(51.6)	$(45.1)	$(27.2)	$6.3	$50.4	$69.1

(1)	Gross reserves for losses and LAE, prior to the effects of reinsurance.
(2)	Cumulative gross amounts paid, prior to the effects of reinsurance.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Excluded from the preceding tables are loss reserves of $135.7 million, which are classified as “Liabilities held for sale” as of December 31, 2007. Also excluded from the preceding tables is $0.8 million of unfavorable prior accident year development attributable to the write down of a ceded risk cover underwritten by PXRE, which was acquired in the Merger. The unfavorable development is excluded from the tables as the tables calculate development based on prior year recorded reserves which exclude the acquired PXRE reserves.

On September 15, 2005, the Company commuted the ADC which originally became effective in 2002. Reserves previously ceded under the contract of $176.2 million are added back to the Reserves Re-estimated section of the Analysis of Losses and Loss Adjustment Expense Development Net of Reinsurance table for the 2002 through 2004 years and is included in the 2005 Reserves for Losses and LAE line. As a result, the Cumulative (Deficiency) Redundancy line and the Prior Year Cumulative (Deficiency) Redundancy line include a $176.2 million deficiency related to the commutation for each of the 2002 through 2004 years. Retention of loss reserves previously ceded under the ADC did not result in additional loss expense to the Company.

Net favorable loss development recognized in 2007 for prior accident years was a $31.1 million reduction to losses and LAE, excluding the $0.8 million of unfavorable development on the PXRE reserves, which were acquired in the Merger. The Excess and Surplus Lines segment had favorable development of $38.5 million which was caused by: 1) $24.3 million decrease to other liability and automobile reserves, 2) $5.3 million decrease to property reserves, 3) $2.9 million decrease to unallocated loss adjustment reserves and 4) $6.0 million reduction to reserves across other lines of business. The Select Markets segment had favorable development of $14.8 million caused by: 1) $7.2 million decrease to other liability and auto reserves, 2) $11.7 million decrease to workers compensation reserves, 3) $0.4 million decrease to property reserves and 4) unfavorable development of $4.5 million from the unwinding of workers compensation discount. The Run-off Lines segment had unfavorable development of $22.2 million mainly driven by: 1) $28.8 million increase to other liability reserves primarily driven by increased asbestos and environmental reserves, 2) $7.0 million increase to workers compensation reserves, and $10.4 million decrease to liability and automobile reserves from the Company’s risk management business and 3) $3.2 million favorable development in medical malpractice reserves.

Net favorable loss development recognized in 2006 for prior accident years was a $44.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. The Select Markets segment had $10.8 million of favorable development caused by the following: 1) $3.0 million reduction in lead paint reserves due to claims settlements, 2) $4.0 million of favorable loss development from ongoing actuarial reviews, 3) unfavorable development of $2.3 million from the unwinding of workers compensation discount and, 4) $0.6 million increase in unallocated loss adjustment expenses. In addition, the segment had $6.7 million of favorable development from casualty and property business related to public entity reserves. The Run-off Lines segment had $0.4 million of favorable development attributable to the following: 1) $12.2 million increase to other liability asbestos losses, 2) $4.7 million increase to unallocated loss adjustment expenses, 3) $7.0 million decrease to medical malpractice losses, 4) $9.6 million reduction to workers compensation reserves, and 5) $0.7 million decrease attributable to other lines.

Net favorable loss development recognized in 2005 for prior accident years was a $20.3 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. The ADC deferred gain amortization during the year prior to the commutation reduced prior accident years’ loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years’ loss by $7.0 million. The Excess and Surplus Lines segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses, and a $7.6 million reduction spread across other lines as losses generally developed favorably. The Select Markets segment had $4.2 million of favorable development due to the following: 1) $3.8 million of favorable development related to favorable trends in public entity casualty and property lines of business, which is net of $2.0 million of adverse development on property losses for 2004 hurricanes and 2) $0.4 million favorable development resulting from regular and ongoing actuarial analyses. The Run-off Lines segment had $5.2 million in unfavorable development primarily due to the following: 1) $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years in the Company’s risk management business, partially offset by $5.5 million of unfavorable development in workers compensation, which was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, 2) unfavorable prior year development of $4.3 million due to an increase in asbestos and environmental unallocated loss adjustment expenses and $2.0 million primarily related to reduced ceded losses resulting from an increase to the reserve for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

Net unfavorable loss development recognized in 2004 for prior accident years was $1.0 million. The Excess and Surplus Lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The Select Markets segment had unfavorable development of $3.5 million which was caused by the impact of the workers compensation loss reserve discount on prior accident years along with other minor actuarial adjustments. There was a net $5.3 million of favorable development on the risk management products within the Run-off Lines segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Amortization of the deferred gain on the ADC reduced prior accident year loss expense by $2.3 million during 2004.

Loss development recognized in 2003 was primarily the result of the Company’s Excess and Surplus Lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, Run-off Lines segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the reserve for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The Run-off segment also decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for Run-off Lines segment by $59.8 million related to asbestos and environmental claims incurred on policies written primarily from the 1960s to the mid-1980s. Adverse development during 2001 was primarily attributable to reserve strengthening of the workers compensation business within the Run-off Lines segment.

Adverse loss development recognized in 2000 increased due to experience in the workers compensation line of business. In particular, loss experience in California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999. Continuing through 2000, the workers compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker’s physician complete control in determining all aspects of a workers compensation leave and return to work, minimizing input from insurers. The full effect of this legal change was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers claims. It took many months before injured workers with a claim coming under the new legal doctrine went through the system and for new claims to start being administered in the same fashion. As a result, loss estimates, established by the Company and the industry in prior years, proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. Adverse development on these claims continued into 2001, though at a greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its Run-off Lines segment. During the second quarter of 2004, the primary treating physician presumption created by the Minnear Decision was repealed by the legislature through enactment of Senate Bill 899.

Caution should be exercised in evaluating the information shown in the above tables. It should be noted that each amount includes the effects of all changes in amounts for prior periods. In addition, the tables present calendar year data, not accident or policy year development data, which some readers may be more accustomed to analyzing. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in these tables.

Investments

Insurance company investments must comply with applicable state insurance regulations which prescribe the type, quality and concentrations of investments. These regulations permit, and the Company holds, a diversified portfolio of investments in high quality corporate bonds, U.S. Treasury notes, securities issued and/or guaranteed by government agencies, structured securities, including asset and mortgage backed, state and municipal bonds and preferred and common stocks. The majority of the Company’s invested assets are held by its insurance and reinsurance companies. These securities are classified as available for sale and are recorded at fair value. Management of the available for sale portfolio is done with consideration of changes in market conditions, changes in tax circumstances, and to maintain an appropriate matching of asset and liability duration, among other factors.

The Company’s investment policy is approved by the Board of Directors and its Investment Committee, who regularly monitors overall investment results and compliance with investment objectives and guidelines. The investment policy specifies minimum levels of overall credit quality as well as maximum levels of issuer and sector concentration in order to achieve an appropriate level of diversification. The policy also provides guidelines on overall duration for the fixed income portfolio and market capitalization for the equity portfolio. At December 31, 2007, the fixed income securities had an average credit quality of AA+, duration of 3.01 years, and approximately 99.3% were rated as investment grade.

The Company’s investment strategy is to actively manage assets to maximize total after-tax returns while generating acceptable levels of investment income, subject to appropriate levels of risk. The Company manages the duration of the fixed income portfolio relative to the aggregate duration of the insurance and reinsurance liabilities. Although the Company generally intends to hold fixed income securities to maturity, it regularly re-evaluates its position based upon market conditions and the underlying fundamentals of securities.

The Company primarily utilizes two professional fixed income managers to manage the fixed income portfolios of its insurance and reinsurance subsidiaries under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co. Short-term investments are managed both internally and externally. The corporate investment portfolio is managed internally.

Additional information relating to the Company’s investment portfolio is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 49 - 79, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 79 - 82 and Note 4, “Investments” in the Notes to the Consolidated Financial Statements.

Employees

As of December 31, 2007, the Company had 1,181 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursement programs. Management believes that the Company’s relationship with its employees is good.

A number of the Company’s Bermuda based employees, including the Chief Executive Officer of the Company, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next few years. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

Available Information

The Company’s executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The Company’s mailing address is PO Box HM 1282, Hamilton HM FX, Bermuda. Its telephone number is (441) 296-5858. The Company’s website address is www.argolimited.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the SEC, which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

Item 1A. Risk Factors

An investment in the Company’s common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares. There may be additional risks which the Company is currently unaware of or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

Risks Related to the Business of Insurance and Reinsurance

The insurance and reinsurance business is historically cyclical, and Argo Group may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, Argo Group may have a shortage of underwriting capacity when premium rates are strong both of which could adversely impact Argo Group’s results.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels.

Both Argonaut Group’s and PXRE’s growth from January 1, 2002 through December 31, 2005 related in part to improved industry pricing. During 2006, pricing for the casualty lines of business Argo Group had underwritten experienced downward pressure, particularly for larger accounts. The hurricane activity during the third and fourth quarters of 2005 resulted in higher rates for certain property business and a significant increase in the cost of and decrease in the availability of property catastrophe reinsurance protection in 2006. However, pricing for non-wind exposed catastrophe risks continued to experience downward pressure.

During 2007 virtually all lines of business underwritten by Argo Group’s U.S. subsidiaries were subject to competitive pressures. The increased competition resulted in rate decreases averaging approximately five percent (5%) across Argo Group's renewal portfolio, with some erosion of policy terms and conditions, and increased pressure on top line production. While Argo Group's rate declines were lower than the industry due to Argo Group's focus on small account business, the competitive pricing of 2007 may adversely impact underwriting margins.

Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary property insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and capital levels. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry. The absence of a severe U.S. hurricane event in 2006 and 2007 is putting downward pressure on premium rates in the property catastrophe reinsurance marketplace. Premium rates or other terms and conditions of trade may vary in the future. If any of these factors were to cause the demand for reinsurance to fall or the supply to rise, Peleus Re’s (and thus Argo Group’s) profitability could be adversely affected.

Argo Group cannot predict whether market conditions will improve, remain constant or continue to deteriorate. Negative market conditions may impair our ability to write insurance and reinsurance at rates that Argo Group considers appropriate relative to the risk assumed. If Argo Group cannot write insurance or reinsurance at appropriate rates, its ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on Argo Group’s profits.

Peleus Re operates in a highly competitive environment and no assurance can be given that Peleus Re will be able to compete effectively in this environment.

Peleus Re competes with numerous companies including reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyd’s of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Holdings, Ltd., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. Although Peleus Re recently hired an experienced management team, strengthened its capital position, and secured a financial strength rating of “A” rating from A.M. Best, no assurance can be given that Peleus Re will be able to compete successfully in the reinsurance market.

Because some of Argo Group’s U.S. subsidiaries give a select group of wholesale agents limited quoting and binding authority, their failure to comply with our pre-established guidelines could cause our results to be adversely affected.

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

Argo Group’s primary subsidiaries have exposure to unpredictable catastrophes, which can materially and adversely affect its business, results of operations and/or financial condition.

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

As a reinsurer with potential exposure to catastrophes in the future, Peleus Re’s financial results may vary significantly from period to period.

As a reinsurer of property catastrophe-type coverages in the worldwide marketplace, Peleus Re’s operating results in any given period will depend to some extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. While Peleus Re may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Peleus Re’s operating results and/or financial condition. This could, in turn, result in a material adverse impact on Argo Group’s business, results of operations and/or financial condition.

Argo Group subsidiaries that write primary insurance coverage may have significant exposure for terrorist acts.

Argo Group may have exposure to losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that Argo Group considers unattractive, direct insurers, like Argo Group’s primary insurance company subsidiaries, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, Argo Group, in its capacity as a primary insurer, would have a significant gap in its reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These events are inherently unpredictable, although recent events may lead to their increased frequency and severity. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate.

TRIA (as amended by the Terrorism Risk Insurance Extension Act of 2005) was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including Argo Group, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 85% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. This law, as originally enacted and as amended by the Terrorism Risk Insurance Extension Act of 2005, did not apply to acts of domestic terrorism or acts that might otherwise be considered acts of terrorism that are not certified by the Secretary of the Treasury to be acts of terrorism under this law. Argo Group continues to attempt to exclude acts of terrorism not covered under the federal act, subject to state approvals.

As amended, the entire TRIA program, including provisions authorizing Federal reimbursement of insurers and the requirement to make coverage available, was set to expire at the end of 2007. However, in December 2007 Congress passed HR 2761, which President Bush signed on December 26, 2007. The Terrorism Risk Insurance Program Reauthorization Act of 2007 extends the program for seven years and removes the distinction between domestic and foreign-inspired acts of terrorism. It does so without increasing the level of loss necessary to trigger the program ($100 million) or adding an onerous mandatory “make-available” requirement for attacks involving NBCR weapons of mass destruction. The Reauthorization Act provides finite limits and some degree of legal certainty that insurer liability is limited by the existing $100 billion program cap and clarifies that insurer exposure is limited to its deductible plus co-payment. It preempts other state and federal laws and requires that insurers disclose the cap to policyholders.

Given the retention limits imposed under this law and that many of Argo Group’s policies may not include an exclusion for terrorism, future terrorist attacks may result in losses that have a material adverse effect on Argo Group’s business, results of operations and/or financial condition. Any future renewal, if any, when the newly enacted Terrorism Risk Insurance Program Reauthorization Act of 2007 expires, may be on substantially less favorable terms.

Peleus Re’s inability to provide the necessary collateral could affect Peleus Re’s ability to offer reinsurance in certain markets.

Peleus Re is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers in statutory financial statements unless appropriate security mechanisms are in place, Peleus Re anticipates that its reinsurance clients will typically require it to post a letter of credit or other collateral. If Peleus Re is unable to arrange for security on commercially reasonable terms, Peleus Re could be limited in its ability to write business for certain of its clients.

As of December 31, 2007, effective with the merger of PXRE Bermuda and Peleus Re, Peleus Re had three committed letter of credit facilities totaling $310.0 million and an uncommitted facility that allows for letters of credit to be issued subject to satisfactory collateral being provided to the issuing bank.

At December 31, 2007, Peleus Re had issued letters of credit in the amount of $188.9 million, of which $148.5 million were in the committed facilities and $40.4 million in the uncommitted facility, leaving an unutilized committed capacity of $161.5 million. The issued letters of credit were secured by cash and securities with a fair value of $241.6 million.

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

The Company has received asbestos and environmental liability claims arising out of other liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Argo Group has a specialized claims unit that investigates and adjusts asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All policies currently being issued by Argo Group’s insurance subsidiaries contain this exclusion. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of Argo Group’s potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

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

Argo Group’s management believes that these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. Argo Group establishes reserves to the extent that, in the judgment of its management, the facts and prevailing law reflect an exposure for Argo Group not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. The Company has annually reviewed its loss and loss adjustment expense reserves for its run-off lines of business, including its asbestos and environmental claims. The review entails a detailed analysis of its direct and assumed exposure. The Company has traditionally engaged a consulting actuary to assist it in determining a best estimate of ultimate losses, and Argo Group’s management evaluates that estimate in assessing the adequacy of the runoff loss and loss adjustment expense reserves. Argo Group completed the 2007 analysis during the third quarter, and reviewed and updated the analysis in the fourth quarter. As a result of this analysis, Argo Group recorded an additional $26.0 million in loss reserves for the year ended December 31, 2007. Argo Group will continue to monitor industry trends and its own experience in order to determine the adequacy of its environmental and asbestos reserves.

Through Argo Group’s subsidiary Rockwood, Argo Group has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of Argo Group’s exposure. Argo Group’s subsidiary, Colony, also currently underwrites environmental and pollution coverages (on a limited number of policies) for underground storage tanks.

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

Additional information relating to the Company’s reserves for losses and loss adjustment expense is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 49 – 79.

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

PXRE exited the finite reinsurance business in 2004 but claims in respect of finite reinsurance written by PXRE could have an adverse effect on Argo Group’s operating results.

Finite risk reinsurance contracts are highly customized and typically involve complicated structural elements. Generally accepted accounting principles in the United States, which we refer to as GAAP, governs whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. In the past few years, certain finite insurance and reinsurance arrangements are coming under scrutiny by the New York Attorney General’s Office, the SEC and other governmental authorities.

PXRE sold finite reinsurance prior to June 30, 2004, and from time to time, had purchased finite reinsurance. Although Argo Group has received no request for information or documents in connection with the investigations with respect to any finite reinsurance PXRE sold or purchased from time to time, certain of its customers or reinsurers have been asked to provide or have provided documents and information in the framework of these investigations with respect to reinsurance contracts to which Argo Group is a party. Any claim challenging the appropriateness of the accounting treatment of the finite contracts PXRE underwrote or purchased could result in negative publicity, costs and, in the event of any regulatory or judicial decision being entered against Argo Group, ultimately fines and penalties, all of which could have a material adverse effect on Argo Group’s business and operating results.

PXRE exhausted its retrocessional coverage with respect to Hurricane Katrina, leaving Argo Group exposed to potential additional losses.

Based on Argo Group’s current estimate of losses related to Hurricane Katrina, PXRE has exhausted its retrocessional protection with respect to this event, meaning that Argo Group has no retrocessional coverage available should PXRE’s Hurricane Katrina losses prove to be greater than currently estimated. Argo Group’s business, financial condition and operating results could be materially adversely impacted by additional losses related to Hurricane Katrina.

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

Argo Group has an exposure to foreign currency risks under the International Directors and Officers Liability Quota Share reinsurance agreement with HCC Insurance Holdings Inc, the Energy Quota Share reinsurance agreement with HCC Insurance Holdings Inc and the KILN Combined Syndicate First Surplus Treaty and KILN Combined Syndicate Special Surplus Treaty. Accounts under these programs may settle in any of the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for Argo Group to realize gains and/or losses related to the exchange rates.

For the year ended December 31, 2007, Argo Group (which includes only Argonaut Group through August 7, 2007) has recognized a foreign currency loss of $0.7 million. Management is unable at this time to estimate the future gains or losses, if any.

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

A significant number of Argo Group’s Bermuda based employees are employed pursuant to work permits granted by Bermuda authorities. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards for the advertised position. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees. The Bermuda government could refuse to extend these work permits. If any of our senior executive officers were not permitted to remain in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.

Risks Related to the Corporate Structure

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

Except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, for so long as the shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Code) of any U.S. Person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by Argo Group’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person, which we refer to as a 9.5% U.S. Shareholder, will be limited, in the aggregate, to a voting power of less than 9.5% under a formula specified in Argo Group’s bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, the board of Argo Group may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to Argo Group, any subsidiary of Argo Group or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Argo Group that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

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

The Companies Act, which applies to Argo Group, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act applicable to Argo Group. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to Argo Group and its shareholders.

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

Argo Group is organized under the laws of Bermuda and its business is based in Bermuda. In addition, certain of Argo Group’s directors and officers reside outside the United States, and all or a substantial portion of Argo Group’s assets and the assets of such persons are located in jurisdictions outside the United States. As such, Argo Group has been advised that there is doubt as to whether:

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

Litigation and legal proceedings against Argo Group could have an adverse effect on Argo Group’s financial condition.

Several class action lawsuits have been filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. on behalf of a putative class consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. The complaints allege, among other things, that PXRE Group Ltd. and certain of its former officers made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. It is possible that additional lawsuits and administrative or regulatory proceedings arising out these events and allegations could be brought against Argo Group in the future.

On February 15, 2007, PXRE entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. The parties have agreed to extend the term of the tolling agreement to May 15, 2008.

At this early stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages which ultimately may be associated with the pending securities litigation or any future proceedings regarding the above matters. Nor can Argo Group currently predict the timing of any rulings, trials or other significant events relating to such matters. Given these limitations and the inherent difficulty of projecting the outcome of matters in litigation, Argo Group cannot reasonably estimate at this time the possible loss, range of loss or legal costs which are likely to arise out of the pending securities litigation or any future proceedings.

Argo Group’s merger and acquisition strategy may not succeed.

Argo Group’s strategy for growth may include merger and acquisition transactions. This strategy presents risks that could have a material adverse effect on Argo Group’s business and financial performance, including: (i) the diversion of management’s attention, (ii) the ability of Argo Group to execute a transaction effectively, including the integration of operations and the retention of employees, and (iii) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. Argo Group cannot predict whether it will be able to identify and complete a future transaction on terms favorable to it. Argo Group cannot know if it will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with the transaction. In addition, a future transaction by Argo Group may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect Argo Group’s financial position and results of operations.

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

Both A.M. Best and S&P currently rate certain insurance and reinsurance subsidiaries of Argo Group. These ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors.

The rating scales of A.M. Best and S&P are as follows:

  A.M. Best—A++ to F (“Superior” to “In Liquidation”)
  S&P—AAA to R (“Extremely Strong” to “Regulatory Action”)

A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance and reinsurance companies as an indicator of financial strength and security. All of Argo Group’s insurance and reinsurance subsidiaries except PXRE Reinsurance Company are rated “A (Excellent)” (3rd highest rating out of 16 rating classifications) with a stable outlook. In February 2008, Great Central, formerly rated “A- (Excellent)” with a stable outlook, was upgraded to “A (Excellent)” with a stable outlook. PXRE Reinsurance Company is rated “B+ (Good)” (6th highest rating out of 16 rating classifications) with a stable outlook.

S&P has rated Argo Group’s U.S. insurance subsidiaries (the only subsidiaries of the Company currently rated) “A- (Strong)” with a negative outlook. Argonaut Group’s counterparty credit rating is “BBB- (Good)” with a negative outlook.

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

General. Argo Group’s insurance and reinsurance subsidiaries and insurance-related services subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or may be able to do so only at significant cost. In addition, Argo Group may not be able to comply with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or insurance-related services companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on Argo Group’s ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject Argo Group to fines and other sanctions, which could have a material adverse effect on Argo Group’s business.

Argo Group’s Bermuda Subsidiary. Peleus Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require Peleus Re to, among other things:

  maintain a minimum level of capital, surplus and liquidity;
  satisfy solvency standards;
  restrict dividends and distributions;
  obtain prior approval of ownership and transfer of shares;
  appoint an approved loss reserve specialist;
  maintain a principal office and appoint and maintain a principal representative in Bermuda; and
  provide for the performance of certain periodic examinations of Peleus Re and its financial condition.

These statutes and regulations may, in effect, restrict Peleus Re’s ability to write reinsurance policies, to distribute funds and to pursue its investment strategy.

Argo Group does not presently intend that Peleus Re will be admitted to do business in any jurisdiction in the United States, the United Kingdom or elsewhere (other than Bermuda). However, Argo Group cannot assure that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of Peleus Re or related companies or their agents and claim that Peleus Re is subject to such jurisdiction’s licensing requirements. If any such claim is successful and Peleus Re must obtain a license, Argo Group may be subject to taxation in such jurisdiction. In certain circumstances, Argo Group may be subject to tax in a jurisdiction even if it is not licensed by such jurisdiction. In addition, Peleus Re is subject to indirect regulatory requirements imposed by jurisdictions that may limit their ability to provide insurance or reinsurance. For example, the ability of Peleus Re to write insurance or reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies. Proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, alien insurers or reinsurers with whom domestic companies place business.

Generally, Bermuda insurance statutes and regulations applicable to Peleus Re are less restrictive than those that would be applicable if it were governed by the laws of any state in the United States. In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future Peleus Re becomes subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, Argo Group cannot assure you that Peleus Re would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on the business of Peleus Re.

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

The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on Argo Group’s business. In addition, although Peleus Re believes it is not or will not be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to the insurance or reinsurance activities of Peleus Re may still be raised in the future.

Argo Group’s U.S. Subsidiaries. Argo Group’s U.S. insurance and reinsurance subsidiaries are subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The U.S. insurance industry is highly regulated and supervised. Our insurance and reinsurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they do business. Such supervision and regulation is designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

  approval of policy forms and premium rates;
  standards of solvency, including risk-based capital measurements;
  licensing of insurers and their producers;
  restrictions on the nature, quality and concentration of investments;
  restrictions on the ability of our insurance and reinsurance company subsidiaries to pay dividends to us;
  restrictions on transactions between insurance and reinsurance company subsidiaries and their affiliates;
  restrictions on the size of risks insurable under a single policy;
  requiring deposits for the benefit of policyholders;
  requiring certain methods of accounting;
  periodic examinations of our operations and finances;
  prescribing the form and content of records of financial condition required to be filed; and
  requiring additional reserves as required by statutory accounting rules.

State insurance departments also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

Argo Group’s U.S. insurance and reinsurance subsidiaries are subject to the risk-based capital provisions under The Insurers Model Act.

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

The risk-based capital system in The Insurers Model Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event, and (iv) Mandatory Control Level Event. As of December 31, 2007, all of U.S. subsidiaries had risk-based capital ratios that exceed specified minimums. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulation.

Argo Group may incur significant additional indebtedness.

As of December 31, 2007, Argo Group had outstanding $58.0 million of debt incurred pursuant to Argonaut Group’s credit facility, in addition to an aggregate of $311.4 million of subordinated debt. Argo Group may seek to incur additional indebtedness either through the issuance of public or private debt or through bank or other financing. The funds raised by the incurrence of such additional indebtedness may be used to repay existing indebtedness of the parties, including amounts borrowed under Argonaut Group’s credit facility and Argo Group’s outstanding subordinated debt, or for general corporate purposes of Argo Group, including additions to working capital, capital expenditures, investments in subsidiaries or acquisitions.

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

Argo Group holds a diversified portfolio of investments. These investments are managed in accordance with our investment policy by professional investment management firms, under the direction of our investment committee. Although our investment policies stress diversification of risks, conservation of principal, and liquidity, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

Argo Group’s portfolio of investments in fixed income and short-term securities may be adversely affected by changes in interest rates and which, in turn, may adversely affect operating results. As of December 31, 2007, Argo Group’s investment in fixed income securities was approximately $2.6 billion, or 73.6% of the total investment portfolio and the investment in short-term securities (principally Treasury bills and Federal Home Loan Discount Notes) was approximately $0.6 billion or 17.5% of the total investment portfolio. The fair market value and investment income of these assets fluctuate with general economic and market conditions. Generally, the fair market value of fixed income securities decreases as interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk.

The Company’s investment portfolio includes $43.0 million par value of mortgage-backed securities collateralized by sub prime residential loans at December 31, 2007. The book value of these mortgage securities was $41.8 million and the fair value was $40.5 million, representing 1.1% of the Company’s consolidated investment portfolio. Of these securities, 83.7% ($33.9 million fair value) were rated AAA, 15.1% ($6.1 million fair value) were rated AA and 1.2% ($0.5 million fair value) were rated A or lower. Securities with a fair value of $10.9 million at December 31, 2007 have been placed on watch as part of S&P and Moody’s recent ratings announcements. Securities with a fair value of $0.5 million at December 31, 2007 have been downgraded by S&P and Moody’s subsequent to year-end, but still remain investment-grade. Sub prime residential mortgage securities issued in 2006 have experienced higher delinquency and foreclosure rates than originally expected, with the worst performance by variable rate mortgage loans. The Company’s investment portfolio includes sub prime mortgage-backed securities issued over several years from 2001 through 2006. The majority of the underlying mortgage loans on the Company’s sub prime securities are fixed rate, with less than 1% of the consolidated investment portfolio with floating rates. Securities issued in 2006 comprise 0.2% ($7.4 million fair value) of the consolidated investment portfolio and are all rated AAA. The Company’s exposure to unrealized losses on securities with sub prime exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company manages and mitigates sub prime risk exposure through monitoring and analysis of available data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of sub prime assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has never purchased collateralized debt obligations or mortgage derivatives.

Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At December 31, 2007, the total fair value of these securities was $441.3 million, or 12.4% of the consolidated investment portfolio. Of theses securities, 26.9% ($118.7 million fair value) have an underlying issuer rating of AAA, 49.0% ($216.2 million fair value) have an underlying issuer rating of AA, and 17.2% ($76.1 million fair value) have an underlying rating of A. The remaining 6.9% has an underlying issuer rating less than A. The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers.

Argo Group also invests in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Argo Group’s invested assets also include hedge funds, equity limited partnerships, and other privately held securities. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, such investments entail substantial risks.

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include – but are not limited to – maximum percentages of investment in certain types of securities, minimum levels of credit quality, and Option-Adjusted Duration guidelines. No issuer (excluding U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 1.7 % of shareholders’ equity as of December 31, 2007.

Although Argo Group seeks to preserve its capital, there can be no assurance that Argo Group’s investment objectives will be achieved, and results may vary substantially over time. In addition, although Argo Group seeks to employ investment strategies that are not correlated with its insurance and reinsurance exposures, losses in Argo Group’s investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on Argo Group. While Argo Group’s primary objective is capital preservation, all Argo Group investment portfolios have a degree of risk.

Argo Group is a holding company and if its subsidiaries do not make dividend payments to Argo Group, Argo Group may not be able to pay dividends or other obligations.

Argo Group is a holding company with no operations or significant assets other than the share capital of its subsidiaries. Argo Group will rely primarily on cash dividends from its subsidiaries to pay its operating expenses, including debt service payments, shareholder dividends, if any, income taxes and other obligations that may arise from time to time. Argo Group expects future dividends and other permitted payments from these subsidiaries to be its principal source of funds to pay expenses and dividends. The payment of dividends by Argo Group’s insurance and reinsurance subsidiaries to Argo Group is limited under Bermuda law, Irish law and under certain insurance statutes of various U.S. states in which they are licensed to transact business, including Illinois and Virginia insurance law, which are the states of domicile for Argonaut Insurance Company and Colony Insurance Company, Argonaut Group’s insurance subsidiaries. Argo Group’s U.S. insurance subsidiaries are subject to state regulatory restrictions that limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the state regulatory authorities. During 2008, Argonaut Insurance Company may be permitted to pay dividends of up to $23.9 million in cash to Argonaut Group without approval from the Illinois Department of Insurance, while Colony Insurance Company may be permitted to pay dividends of up to $3.0 million in cash without approval from the Virginia Bureau of Insurance.

Bermuda insurance laws require Peleus Re to maintain certain measures of solvency and liquidity, and further limit the amount by which we can reduce surplus without prior regulatory approval.

Risks Related to Taxation of the Company

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

Under Section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Code. Accordingly, the application of such provisions is uncertain and Argo Group cannot predict what impact, if any, such provisions may have on it and its subsidiaries.

The Merger between PXRE and Argonaut may have adverse U.S. federal income tax consequences on Argo Group under certain circumstances.

Section 7874 of the Code was added in 2004 by the American Jobs Creation Act of 2004 to address inversion transactions, which refer in relevant part to transactions where a U.S. corporation becomes a subsidiary of a foreign corporation. This provision provides that in certain instances a foreign corporation may be treated as a domestic corporation for U.S. federal income tax purposes.

Because the former holders of Argonaut Group common stock did not own 80% or more of the stock (by vote or value) of Argo Group immediately after the Merger, Argo Group believes that neither Argo Group nor any of its non-U.S. affiliates should be treated as a domestic corporation subject to U.S. taxation under Section 7874 of the Code. Moreover, although the former holders of Argonaut Group common stock held more than 60% of the stock (by vote and value) of Argo Group immediately after the inversion transaction, Argo Group believes that it should not recognize current gain under Section 7874 of the Code or otherwise as a result of the Merger of Argonaut Group and PXRE. It is possible that, as a result of certain transfers or licenses of stock or other property, as the case may be, during the applicable period (including the transfer of any income received or accrued during the applicable period by reason of a license of any property by Argonaut Group), Argonaut Group could recognize inversion gain during the applicable period. However, Argo Group does not anticipate such transfers taking place and thus do not expect to recognize any inversion gain during the applicable period.

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

Risks Related to Taxation of the Company’s Shareholders

If you are a U.S. non-corporate shareholder, dividends you receive from Argo Group will not be eligible for reduced rates of tax upon enactment of certain legislative proposals or after 2010 if legislation is not enacted extending the “qualified dividend” income provisions.

Dividends are generally considered to be ordinary income subject, in the case of individuals, to rates of tax up to 35%. However, dividends paid by a qualified foreign corporation, such as Argo Group, to U.S. non-corporate holders of its common shares, are eligible for reduced rates of taxation (based on the long-term capital gain rates) up to a maximum of 15%. The application of these reduced rates is, however, set to expire in 2011. Argo Group, therefore, cannot assure you that any dividends paid by Argo Group after 2010 would continue to qualify for reduced rates of tax.

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

Argo Group intends to take the position that the amount paid as the special cash dividend is treated as a distribution with respect to the Argonaut Group common stock, and not as consideration in the Merger. Although Argo Group believes its position with respect to the special cash dividend is correct, the IRS may take a contrary position, and to the extent the IRS were to prevail, the amount paid as the special cash dividend would be treated as additional cash received in connection with the Merger and not as a distribution for U.S. federal income tax purposes. If the special cash dividend were to be treated as Merger consideration, it is possible that the special cash dividend would be deemed to be paid from Argonaut Group to Argo Group, in which case a U.S. 30% withholding tax would be imposed on such payment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Argo Group leases office space in Bermuda where its principal executive offices are located. The Company leases office space in San Antonio, Texas for its United States headquarters and for certain support functions associated with Argonaut Insurance Company and in Edison, New Jersey, where PXRE Reinsurance Company’s principal offices are located. The Company also leases office space in Brussels, Belgium. Other leased headquarters locations for the Company’s operating subsidiaries include offices in Richmond, Virginia (Colony), Rockwood, Pennsylvania (Rockwood), Portland, Oregon (Grocers Insurance), Chicago, Illinois (Select Markets), San Antonio, Texas (Trident), Richmond, Virginia (Argonaut Specialty) and Redwood City, California (Argonaut Insurance Company). Great Central is headquartered in facilities it owns in Peoria, Illinois. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Argo Group believes the facilities it occupies are adequate for the purposes for which they are currently used and are well maintained.

Item 3. Legal Proceedings

Several class action lawsuits have been filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. on behalf of a putative class consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. The complaints allege, among other things, that PXRE Group Ltd. and certain of its former officers made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. It is possible that additional lawsuits and administrative or regulatory proceedings arising out of these events and allegations could be brought against Argo Group in the future.

PXRE Group Ltd. and certain of its former officers are parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on May 15, 2008.

At this early stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages which ultimately may be associated with the pending securities litigation or any future proceedings regarding the above matters. Nor can Argo Group currently predict the timing of any rulings, trials or other significant events relating to such matters. Given these limitations and the inherent difficulty of projecting the outcome of matters in litigation, Argo Group cannot reasonably estimate at this time the possible loss, range of loss or legal costs which are likely to arise out of the pending securities litigation or any future proceedings.

The insurance subsidiaries of the Company are parties to other legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Argo Group International Holdings, Ltd. was held November 13, 2007. The following matters were submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with the election of five Class II directors to serve for a term of three years:

	Votes For	Votes Withheld
F. Sedgwick Browne	19,390,364	1,134,287
Hector De Leon	19,392,809	1,131,841
Frank Maresh	19,393,252	1,131,398
John R. Power. Jr.	19,310,074	1,214,576
Gary V. Woods	19,310,770	1,213,881

Class I directors whose terms will expire in 2008 are as follows: H. Berry Cash, Bradley E. Cooper, Fayez S. Sarofim and Mark E. Watson III. Class II directors whose term will expire in 2009 are as follows: Allan W. Fulkerson, F. David Hartoch, Mural R. Josephson and Philip R. McLoughlin.

Votes were cast in the following manner in connection with the approval of the Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan:

Votes For	Votes Against	Abstain
19,617,202	719,718	187,729

Votes were cast in the following manner in connection with the approval of the Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan:

Votes For	Votes Against	Abstain
19,990,435	441,936	92,278

Votes were cast in the following manner in connection with the approval of the Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan:

Votes For	Votes Against	Abstain
18,398,603	1,964,114	161,933

Votes were cast in the following manner to approve the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 and to refer the determination of the independent auditors’ remuneration to the Audit Committee of the Board of Directors:

Votes For	Votes Against	Abstain
20,394,514	77,414	52,722

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for the Company’s common stock for fiscal year 2007 and 2006:

	2007		2006
	High	Low	High	Low
First Quarter	$52.70	$43.40	$134.10	$29.00
Second Quarter	51.00	42.50	44.19	31.00
Third Quarter	48.60	38.40	42.50	34.60
Fourth Quarter	45.84	37.49	49.50	40.80

Prices up through the date of the Merger are for PXRE, as the legal acquirer. Prices reflect the adjustment for the 1-for-10 reverse stock split which occurred on August 7, 2007.

On February 25, 2008, the closing price of the Company’s common stock was $37.57.

Holders of Common Stock

The number of holders of record of the Company’s common stock as of February 25, 2008 was 1,659.

Dividends

The dividend policy of the Company is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. For the years ended December 31, 2007 and 2006, Argo Group and its predecessor, PXRE did not pay any dividends to common shareholders. On June 6, 2007, the Board of Directors of Argonaut Group declared a special dividend of $1.65 per common share to its shareholders of record as of June 26, 2007. The special dividend, totaling $57.1 million, was paid to Argonaut Group’s shareholders on July 10, 2007. The declaration and payment of future dividends to the Company’s shareholders will be at the discretion of the Company’s Board of Directors and will depend upon the factors noted above.

Sale of Unregistered Securities

During the year ended December 31, 2007, the Company did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2007, the Company did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

For the year ended December 31, 2007, the Company did not purchase shares of its common stock on the open market. The Company allows employees to surrender shares to settle the tax liability incurred upon the vesting of shares under the Employee Stock Incentive Plan. For the year ended December 31, 2007, a total of 101,275 shares were surrendered back to the Company, with a weighted average fair value of $48.42. The following table provides information with respect to shares of the Company’s common stock that were surrendered during the fourth quarter of 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
Period	Purchased	per Share	or Program	Plan or Program
October 1 through October 31, 2007	-	-	-	-
November 1 through November 30, 2007	296	$40.61	-	-
December 1 through December 31, 2007	591	$42.13	-	-
Total	887	$41.62	-	-

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on PXRE Group Ltd. (the legal predecessor to the Company) Common Stock with the cumulative total return of investments in the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph assumes the investment of $100 on December 31, 2002 in Common Stock of PXRE Group Ltd., the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. Note: The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Argo Group International Holdings, Ltd. (1)	100.00	97.32	105.13	55.22	19.64	17.95
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Property & Casualty Insurance Index	100.00	123.73	135.62	148.25	172.81	186.59

(1)	As noted above, the chart reflects the performance of a $100 investment in PXRE Group Ltd. stock on December 31, 2002. A $100 investment in Argonaut Group, Inc. stock on December 31, 2002 would have been worth $196.40 on December 31, 2007.

Item 6. Selected Financial Data

The following selected financial data is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 on pages 49 - 79 and the consolidated financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data” on page 82.

	For the Years Ended December 31,
(in millions except per share amounts)	2007 (b)	2006	2005	2004	2003(a)
Statement of Operations Data

Gross written premiums	$1,180.9	$1,155.6	$1,055.7	$903.4	$788.3
Net written premiums	854.2	847.0	769.4	669.5	592.5

Earned premiums	859.8	813.0	699.0	633.9	562.8
Net investment income	134.3	104.5	83.9	65.1	53.6
Realized investment and other gains, net	5.9	21.2	3.3	5.2	113.6
Total revenue	1,000.0	938.7	786.2	704.2	730.0

Losses and loss adjustment expenses	526.9	477.6	427.2	409.7	395.3
Underwriting, acquisition and insurance expense	328.1	285.1	262.5	222.8	191.0
Interest expense and other (e)	25.2	13.0	15.0	11.0	8.4
Total expenses	880.2	775.7	704.7	643.5	594.7

Income before income taxes and extraordinary item	119.8	163.0	81.5	60.7	135.3
Provision (benefit) for income taxes	42.3	57.0	1.0	(11.1)	26.3
Income before extraordinary item	77.5	106.0	80.5	71.8	109.0
Extraordinary item	66.3	-	-	-	-
Net income	$143.8	$106.0	$80.5	$71.8	$109.0

Net income per common share - basic (c):
Income before extraordinary item	$3.05	$5.12	$4.22	$3.87	$7.34
Extraordinary item	2.61	-	-	-	-
Net income	$5.66	$5.12	$4.22	$3.87	$7.34

Net income per common share - diluted (c):
Income before extraordinary item	$3.01	$4.82	$3.91	$3.60	$6.78
Extraordinary item	2.57	-	-	-	-
Net income	$5.58	$4.82	$3.91	$3.60	$6.78

Cash dividends declared per common share	$1.65	$-	$-	$-	$-

Weighted average number of shares outstanding (c):
Basic	25.4	20.5	18.6	17.9	14.6
Diluted	25.8	22.0	20.6	20.0	16.1

Balance Sheet Data

Invested assets	$3,555.6	$2,514.1	$2,173.0	$1,783.9	$1,553.2
Total assets	$5,123.5	$3,721.5	$3,404.6	$3,073.2	$2,766.5

Reserves for losses and loss adjustment expense (d)	$2,425.5	$2,029.2	$1,875.4	$1,607.5	$1,480.8
Junior subordinated debentures	$311.4	$144.3	$144.3	$113.4	$27.5
Shareholders' equity	$1,384.5	$847.7	$716.1	$603.4	$539.2

(a)	Included in realized investment gains, net, is $57.6 million in gains related to the disposal of four real estate holdings, and $48.8 million in realized gains resulting from the Company reallocating its investment portfolio.
(b)	The results of operations reflect those of Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007.

(c)	Net income per common share and weighted average number of shares outstanding are adjusted for the effects of the 6.4840 exchange ratio and for the 1-for-10 reverse stock split which was effective August 7, 2007.
(d)	Excludes loss reserves which are classified as “Liabilities held for sale” at December 31, 2007 of $135.7 million.
(e)	Included in “Interest expense and other” for the year ended December 31, 2007 was $6.0 million in interest expense on the $167.1 million of junior subordinated debentures acquired in the Merger, $3.5 million of expense resulting from the net change in fair value on derivative reinsurance contracts, and $0.7 million of expense resulting from foreign currency exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes on page 82. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Executive Summary

For the year ended December 31, 2007, Argo Group reported net income of $143.8 million, or $5.58 per fully diluted share, including an extraordinary gain on the closing of the Merger of PXRE and Argonaut Group of $66.3 million, or $2.57 per fully diluted share. Net income for the year ended December 31, 2006 was $106.0 million or $4.82 per fully diluted share and $80.5 million or $3.91 per fully diluted share for the same period in 2005. Gross written premiums increased to $1,180.9 million for the year ended December 31, 2007 from $1,155.6 million and $1,055.7 million for the same periods in 2006 and 2005, respectively. Growth in gross written premiums was primarily the result of a strong renewal process, coupled with new public entity business in the New England area. The Company slightly increased gross written premiums notwithstanding increased competition and pricing pressures in all segments and products. Pre-tax income was favorably impacted by $30.3 million in net favorable loss development.

Consolidated Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Years ended December 31,
(in millions)	2007	2006	2005
Gross written premiums	$1,180.9	$1,155.6	$1,055.7

Earned premiums	$859.8	$813.0	$699.0
Net investment income	134.3	104.5	83.9
Realized investment and other gains, net	5.9	21.2	3.3
Total revenue	$1,000.0	$938.7	$786.2

Income before income taxes and extraordinary item	$119.8	$163.0	$81.5
Provision for income taxes	42.3	57.0	1.0
Income before extraordinary item	77.5	106.0	80.5
Extraordinary item	66.3	-	-
Net income	$143.8	$106.0	$80.5

Loss ratio	61.3%	58.8%	61.1%
Expense ratio	38.1%	35.1%	37.6%
Combined ratio	99.4%	93.9%	98.7%

Consolidated earned premiums increased over the three year period ended December 31, 2007 due to gross written premiums growth in 2006 and continuing into 2007. Gross written premiums from new business for the year ended December 31, 2007 were $440.9 million, compared to $512.4 million and $476.8 million for the same periods ended 2006 and 2005, respectively. Gross written premiums from new business for the year ended December 31, 2007 were adversely impacted by increased competition and pricing pressures in all segments. Partially offsetting this decrease in gross written premiums from new business was $26.0 million due to a recent expansion of public entity business (within the Select Markets segment) into the New England area, which began in July 2007. The increase in gross written premiums from new business for the year ended December 31, 2006 as compared to 2005 was primarily attributable to growth in the Excess and Surplus Lines and Select Markets segments. Partially offsetting this growth was a reduction in gross written premiums in the Run-off Lines segment for the risk management products due to the renewal rights sale effective in the third quarter of 2005.

Consolidated gross written premiums from renewal business increased to $638.7 million for the year ended December 31, 2007 as compared to $571.7 million and $534.8 million for the same periods in 2006 and 2005, respectively. The increases in 2007 and 2006 were primarily attributable to a higher base of expiring policies available for renewal partially offset by a reduction in renewal premiums for the risk management products.

Included in consolidated gross written premiums were $100.9 million, $73.5 million and $51.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, from premiums written and assumed under various reinsurance agreements. Net consolidated gross written premiums from endorsement, cancellations and other adjustments were $0.4 million for the year ended December 31, 2007, compared to net return premiums of $2.1 million and $7.3 million for the same periods ended 2006 and 2005, respectively.

Consolidated net investment income increased for the year ended December 31, 2007 as compared to the same periods in 2006 and 2005 due to higher invested balances resulting from positive cash flows from operations and due to invested assets assumed in the Merger. Total invested assets as of December 31, 2007 were $3,555.6 million, including $750.3 million acquired as part of the Merger. Additionally, invested assets totaling $173.5 million were classified as “Assets held for sale” as of December 31, 2007. Total invested assets were $2,514.1 million and $2,173.0 million as of December 31, 2006 and 2005, respectively.

Consolidated gross realized gains were $12.4 million for the year ended December 31, 2007, as compared to $23.0 million and $5.5 million in 2006 and 2005, respectively. Included in gross realized gains for the year ended December 31, 2006 was $8.4 million from the sale of a strategic investment and a realized gain of $7.6 million from the sale of a real estate holding. Consolidated gross realized losses were $6.5 million, $1.8 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in consolidated gross realized losses for the years ended December 31, 2007, 2006 and 2005 were write downs of approximately $2.3 million, $1.2 million and $1.0 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $526.9 million for the year ended December 31, 2007, compared to $477.6 million and $427.2 million for the same periods in 2006 and 2005, respectively. Losses and loss adjustment expenses for the year ended December 31, 2007 included $30.3 million of net favorable development. The favorable development was primarily concentrated in the Excess and Surplus Lines segment due to lower claim counts and severity for the 2004 through 2006 accident years and lower frequency and severity within the Select Markets segment for the 2002 through 2006 accident years. Partially offsetting this favorable development was $22.2 million of reserve strengthening in the Run-off Lines segment, primarily due to the Company strengthening the reserves for the asbestos and environmental exposures by $26.0 million in the third quarter of 2007. Additionally, the Company recorded approximately $32.2 million in additional losses and loss adjustment expenses for the 2007 accident year due to higher than anticipated losses, primarily in the Excess and Surplus Lines and the Select Markets segments, due to current market conditions and an increased net retention due to changes in reinsurance coverages.

Losses and loss adjustment expenses for the year ended December 31, 2006 included $44.9 million of favorable development on prior accident years across all lines and segments. Partially offsetting this favorable development was higher than anticipated reserves for the 2006 accident year of $29.1 million due to higher than anticipated emergence of claims in the property, transportation and other liability occurrence lines. Included in losses and loss adjustment expenses for the year ended December 31, 2005 was $20.3 million in favorable development on prior year ultimate losses related to business written in 2004, including $3.0 million of favorable development related to the 2004 hurricanes. Partially offsetting the favorable development recognized during 2005 was an increase to losses and loss adjustment expenses of $10.0 million associated with the commutation of a reinsurance contract in the second half of 2005. Losses and loss adjustment expenses for the year ended December 31, 2005 included losses from hurricane activity of $12.1 million.

Consolidated loss reserves were $2,425.5 million (which excludes $135.7 million of loss reserves which are classified as “Liabilities held for sale”), $2,029.2 million and $1,875.4 million as of December 31, 2007, 2006 and 2005, respectively. Management has recorded its best estimates of loss reserves as of December 31, 2007 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses were $328.1 million, $285.1 million and $262.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The higher expense ratio in 2007 as compared to 2006 was primarily attributable to $10.2 million of additional compensation expense resulting from the acceleration of the vesting of certain share-based payment arrangements. Additionally, included in consolidated underwriting, acquisition and insurance expenses was $18.8 million resulting from the operations of PXRE for the period from the closing date of the Merger through December 31, 2007, for which there was $0.5 million of negative earned premiums due to reinsurance cessions. The improvement in the expense ratio in 2006 as compared to 2005 was primarily the result of higher consolidated earned premiums without a corresponding increase in consolidated fixed costs. Additionally, included in underwriting, acquisition and insurance expenses for 2005 was a charge of $6.2 million associated with the commutation of a reinsurance contract.

Consolidated interest expense and other were $25.2 million, $13.0 million and $15.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense resulting from the junior subordinated debentures was $20.9 million in 2007, including $6.0 million resulting from the debentures acquired from PXRE from the date of acquisition through December 31, 2007. Interest expense resulting from the junior subordinated debentures was $12.6 million and $8.9 million for the years ending December 31, 2006 and 2005, respectively. The increase in interest expense on the junior subordinated debentures in 2006 as compared to 2005 was due to rising interest rates, coupled with recording a full year of interest expense on the $30.9 million of debentures issued in December 2005. Interest expense for funds withheld under a retroactive reinsurance contract totaled approximately $5.5 million for the year ended December 31, 2005. The reinsurance contract was commuted during the third quarter of 2005. Also included in consolidated interest expense and other for the year ended December 31, 2007 was $3.5 million resulting from the net change in fair value on derivative reinsurance contracts, and $0.7 million resulting from foreign currency exchange losses on transaction that are settled in currencies other than U.S. dollars.

The consolidated provision for income taxes for the year ended December 31, 2007 was $42.3 million compared to $57.0 million for the same period in 2006. The decrease in the provision for income taxes was primarily attributable to the decrease in income before taxes. The consolidated provision for income taxes for the year ended December 31, 2005 was $1.0 million, and includes tax expense of $26.1 million offset by the reversal of the remaining deferred tax valuation allowance of $25.1 million. The reduction of the deferred tax valuation allowance in 2005 was based on management’s consideration of future income in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” combined with earnings reported in that year. `

Segment Results

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger, Argonaut Group classified its business into two ongoing operating segments: Excess and Surplus Lines and Select Markets. PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

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

Excess and Surplus Lines. Excess and surplus lines insurance carriers focus on risks that the standard market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack of insurers offering such coverage, which may be caused by physical perils, the nature of the business or the insured’s loss experience. The Company, through Colony and Argonaut Specialty, its two separate platforms, is able to underwrite these risks with more flexible policy terms at unregulated premium rates to the extent the business is underwritten on an excess and surplus lines basis. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers and other professionals. Colony is approved as a non-admitted insurer in 49 states, the District of Columbia and the U.S. Virgin Islands. Argonaut Specialty, the Company’s second excess and surplus lines platform, began operations in the second quarter of 2005. Argonaut Specialty provides primary general liability, excess/umbrella coverage and property lines of business for risks the admitted market chooses not to underwrite. Argonaut Specialty’s risks are typically larger than Colony’s and it utilizes a smaller distribution platform.

The following table summarizes the results of operation for the Excess and Surplus Lines segment:

	Years ended December 31,
(in millions)	2007	2006	2005
Gross written premiums	$726.5	$753.2	$619.8

Earned premiums	542.6	522.4	374.9
Losses and loss adjustment expenses	311.8	300.5	231.2
Underwriting expense	172.6	164.1	116.0
Underwriting income	58.2	57.8	27.7
Net investment income	54.5	43.6	30.0
Income before taxes	$112.7	$101.4	$57.7

Loss ratio	57.5%	57.5%	61.6%
Expense ratio	31.8%	31.4%	31.0%
Combined ratio	89.3%	88.9%	92.6%

The increase in earned premiums was the result of increased gross written premiums over the earnings cycle for each year reported. Partially offsetting the increase in earned premiums for the year ended December 31, 2007 was a $4.1 million increase in ceded premiums under a property reinsurance contract due to a shortfall in the minimum subject premium under this contract.

Gross written premiums from new business declined to $331.3 million for the year ended December 31, 2007 from $443.6 million and $382.2 million for the same periods in 2006 and 2005, respectively. The decrease in gross written premiums from new business in 2007 was primarily attributable to increased competition from the standard markets as well as other excess and surplus line carriers. Argonaut Specialty’s gross written premiums from new business were $73.5 million for the year ended December 31, 2007, compared to $113.8 million and $73.0 million for the same periods in 2006 and 2005, respectively.

Gross written premiums from renewal business increased to $394.9 million for the year ended December 31, 2007 compared to $313.5 million and $243.5 million from the same periods in 2006 and 2005, respectively. A larger base of expiring premiums contributed to the increased renewal premiums, including $75.5 million and $43.0 million in renewal premiums written by Argonaut Specialty for the years ended December 31, 2007 and 2006, respectively.

Losses and loss adjustment expenses for the year ended December 31, 2007 resulted in a loss ratio of 57.5%, compared to 57.5% and 61.6% for the same periods in 2006 and 2005, respectively. Losses and loss adjustment expense for the year ended December 31, 2007 included $38.5 million in favorable development on prior accident years. This favorable development consisted of $24.3 million favorable development in the general liability and automobile lines, $5.3 million in the property lines, $2.9 million in unallocated loss adjustment expense and $6.0 million across all other lines. Favorable development was primarily the result of lower claim counts and lower severities for the 2004 through 2006 accident years, as the Company initially set reserves during this period considering the rapid growth occurring. Partially offsetting the favorable development related to prior year loss reserves, during 2007 the Company added $21.1 million in losses for the most recent accident year. Of the $21.1 million, $4.8 million was related to higher than expected property losses and the remainder was associated with casualty business resulting from increased severity, rate changes and an increased net retention due to changes in reinsurance coverages.

Included in losses and loss adjustment expense for the year ended December 31, 2006 was favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. Partially offsetting the favorable development related to prior year loss reserves, during 2006 the Company added $24.3 million in losses for the most recent accident year. Of the $24.3 million, $11.1 million was related to higher than expected property losses and the remainder was associated with casualty business resulting from increased severity, rate changes and an increased net retention. Included in the 2005 loss ratio is $11.2 million in catastrophe losses resulting from the hurricane activity during the latter half of 2005. Partially offsetting the hurricane losses in 2005 was favorable development on prior year losses of $12.7 million, including $5.1 million related to the 2004 hurricanes and $7.6 million related to favorable development on property and casualty lines of business written in 2004 and prior. Loss reserves for the Excess and Surplus Lines segment were $1,084.7 million, $890.9 million and $703.0 million at December 31, 2007, 2006 and 2005.

The increase in the expense ratio to 31.8% for the year ended December 31, 2007 as compared to 31.4% for the same period in 2006 was due primarily to the reduction to earned premiums due to minimum premium penalty discussed above, coupled with higher than expected contingent commissions on the segment’s binding authority units. The increase in the expense ratio to 31.4% for the year ended December 31, 2006 as compared to 31.0% for the same period in 2005 was due primarily to an increase in admitted business (due to the renewal rights acquisition), which typically has higher acquisition costs than non-admitted business, in 2006 as compared to 2005.

The increase in net investment income for the year ended December 31, 2007 as compared to 2006 and 2005 was primarily attributable to higher invested assets resulting from increased cash flows. Invested assets were $1,330.4 million, $1,132.1 million and $818.5 million as of December 31, 2007, 2006 and 2005, respectively.

Select Markets. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten by Great Central, Rockwood, Grocers Insurance and Trident. Great Central specializes in property insurance, liability insurance and workers compensation coverage in three broadly defined markets: food and hospitality, religious and other institutions, and specialty retail. Rockwood primarily provides workers compensation insurance for coal mines, other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. Grocers Insurance underwrites property, general liability, and workers compensation to privately owned independent grocers throughout the United States. Trident offers comprehensive insurance packages to small to intermediate sized governmental entities and school districts throughout the United States. Also included in the Select Markets segment are policies and programs written through the Company’s Corporate Accounts division and its Select Programs division.

The following table summarizes the results of operations for the Select Markets segment:

	Years ended December 31,
(in millions)	2007	2006	2005
Gross written premiums	$420.7	$389.1	$363.6

Earned premiums	302.2	270.0	253.3
Losses and loss adjustment expenses	182.2	163.7	159.1
Underwriting expense	85.9	77.7	75.4
Underwriting income	34.1	28.6	18.8
Net investment income	27.2	21.8	19.2
Income before taxes	$61.3	$50.4	$38.0

Loss ratio	60.3%	60.6%	62.8%
Expense ratio	28.4%	28.8%	29.7%
Combined ratio	88.7%	89.4%	92.5%

The increase in earned premiums was due to increased premium writing in all years presented. Gross written premiums from new business increased to $108.1 million for the year ended December 31, 2007, compared to $68.8 million and $77.6 million for the same periods in 2006 and 2005, respectively. Gross written premiums from new business increased $26.0 million due to a recent expansion of public entity business into the New England area, which began in July 2007. Additionally, gross written premiums from new business for the grocery store product line increased $6.5 million, primarily due to a competitor exiting the market. Increased competition across the remaining programs partially offset these increases in gross written premiums from new business. The decline in new business from 2005 to 2006 was attributable primarily to a planned shift from small commercial workers compensation accounts to large deductible accounts within the Company’s specialty workers compensation product line, coupled with increased competition.

Gross written premiums from renewal business decreased to $243.8 million for the year ended December 31, 2007, compared to $258.2 million for the same period in 2006. The decrease was primarily attributable to a large account that was renewed in the fourth quarter of 2006 for a 17-month term with premium of $22.6 million. Partially offsetting this decrease was increased gross written premiums from renewal premiums due to a higher base of expiring policies. Gross written premiums from renewal business for the year ended December 31, 2005 was $238.1 million. The increase from 2005 to 2006 was the result of the large account discussed above.

Included in gross written premiums are workers compensation premiums for insurance programs marketed by certain state funds in jurisdictions where the state funds are not licensed. The Company receives a ceding commission and cedes 100% of the premiums and related losses to the respective state fund. Gross written premiums for state fund business were $63.9 million in 2007, $47.8 million in 2006 and $37.6 million in 2005.

The Company assumes premiums under various reinsurance programs, including involuntary pools. Gross written premiums assumed under these contracts were $4.3 million, $12.2 million and $8.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, gross written premiums by the Corporate Accounts unit were $0.7 million, $1.9 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Losses and loss adjustment expenses for the year ended December 31, 2007 resulted in a loss ratio of 60.3%, compared to 60.6% and 62.8% for the same periods in 2006 and 2005, respectively. Included in losses and loss adjustment expenses for the year ended December 31, 2007 was $14.8 million in net favorable development on prior accident years. The favorable development consisted of $7.6 million in workers compensation reserves primarily for accident years 2004 through 2006 due to lower loss frequency and lower losses on the large deductible policies and $4.1 million for workers compensation occupational disease for accident years 1998 and prior. Favorable development for general liabilities and automobile lines totaled $7.2 million for accident years 2002 through 2005 and $0.4 million for property lines due to lower than expected frequency and severity. Partially offsetting this favorable development on prior accident years was $4.5 million in unfavorable development due to the unwinding of the workers compensation reserve discount. Included in losses and loss adjustment expenses for the 2007 accident year was $2.5 million in reserve increases for storm losses which occurred in December 2007 in the Northwest and Midwest. Workers compensation reverses for the 2007 accident year include $4.4 million of additional reserves due to increased frequency of claims, including $0.5 million in reserves for a Utah mining accident. Loss reserves for the 2007 accident year within the public entity products were increased by $2.5 million for the property lines and $1.7 million for the automobile and other lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2006, was favorable development on prior accident years of $10.8 million primarily attributable to a $6.7 million reduction in 2005 and prior accident year reserves within the public entity product lines for general liability, automobile and property lines, a $3.0 million reduction in a lead paint reserves due to claims settlements and $4.0 million of favorable loss development from ongoing actuarial reviews, offset by unfavorable prior year development of $2.3 million from the unwinding of workers compensation discount and $0.6 million of unallocated loss adjustment expenses. Partially offsetting this net favorable development was a $4.8 million addition due to higher than expected property losses for the current accident year. Included in losses and loss adjustment expenses for the year ended December 31, 2005, was $0.6 million in catastrophe losses resulting from the hurricanes that made landfall during 2005. Loss reserves for the Select Market segment were $481.7 million, $425.9 million and $389.4 million as of December 31, 2007, 2006 and 2005, respectively.

The expense ratio for the year ended December 31, 2007 was 28.4%, compared to 28.8% and 29.7% for 2006 and 2005, respectively. The improvement in the expense ratio for the year ended December 31, 2007 as compared to 2006 was primarily attributable to increased earned premiums in the public entity products, without a corresponding increase in fixed costs. The decrease in the expense ratio in 2006 as compared to 2005 was primarily related to a regulatory windstorm assessment refund received in 2006 associated with the 2005 hurricanes. The original assessment was included in the expense ratio for the year ended December 31, 2005 contributing to the difference in the expense ratio for the year ended December 31, 2006 as compared to 2005.

The increase in net investment income for the year ended December 31, 2007 as compared to 2006 and 2005 was primarily attributable to higher invested assets resulting from increased cash flows. Invested assets were $687.7 million, $536.0 million and $473.3 million as of December 31, 2007, 2006 and 2005, respectively.

International Specialty. International Specialty includes the results of operations of Peleus Re (from the closing date of the Merger through December 31, 2007), in addition to various international reinsurance programs for which the Company began assuming premiums during the year ended December 31, 2006. Peleus Re focuses on underwriting property catastrophe reinsurance on a controlled basis to a relatively small number of reinsureds whose accounts are known and understood by Peleus Re underwriters. Peleus Re will also underwrite property per risk and pro rata reinsurance on a select basis.

The following table summarizes the results of operations for the International Specialty segment:

	Years ended December 31,
(in millions)	2007	2006
Gross written premiums	$34.3	$11.1

Earned premiums	18.1	5.2
Losses and loss adjustment expenses	9.8	3.5
Underwriting expense	5.8	0.9
Underwriting income	2.5	0.8
Net investment income	5.6	-
Income before taxes	$8.1	$0.8

Loss ratio	54.4%	64.3%
Expense ratio	31.7%	17.8%
Combined ratio	86.1%	82.1%

The increase in earned premiums was the result of growth in gross written premiums from 2006 to 2007. Gross written premiums increased in 2007 as compared to the same period in 2006 primarily due to the introduction of new programs in 2007. Gross written premiums from these new programs totaled $26.6 million for the year ended December 31, 2007, including $1.5 million of gross written premiums attributable to Peleus Re.

Losses and loss adjustment expenses for the year ended December 31, 2007 resulted in a loss ratio of 54.4% compared to 64.3% for the same period ended 2006. The decrease in the loss ratio was primarily attributable to a new program entered into in 2007 which reported a 40.1% loss ratio for the year ended December 31, 2007. Peleus Re recorded losses and loss adjustment expenses of $0.3 million from the date of acquisition through December 31, 2007. Loss reserves for the International Specialty segment were $17.3 million at December 31, 2007.

Underwriting expense increased for the year ended December 31, 2007 as compared to 2006 due to the inclusion of the results of operations of Peleus Re, which totaled $2.9 million. Additionally, new programs in 2007 resulted in an increase in fixed costs associated with the management of these programs.

The recognition of investment income for the year ended December 31, 2007 was the result of the inclusion of $5.0 million in investment income attributable to Peleus Re, coupled with positive cash flows due to the growth of premiums under these reinsurance programs. Invested assets were $304.0 million at December 31, 2007.

Run-off Lines. The Company has discontinued underwriting of certain lines of business, including those lines which were previously reported in Argonaut Group’s Risk Management segment. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights in third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions. All amounts applicable to the Risk Management segment for the years ended December 31, 2006 and 2005 have been reclassified to the Run-off Lines segment to conform to the 2007 presentation.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1960s, 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis.

Upon the completion of the Merger, business previously written by PXRE Bermuda and PXRE Reinsurance Company and classified as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite is included in the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions. The results of operations for the former PXRE business are included beginning on August 7, 2007, the closing date of the Merger.

The following table summarizes the results of operations for the Run-off Lines segment:

	Years ended December 31,
(in millions)	2007	2006	2005
Gross written (returned) premiums	$(0.6)	$2.2	$72.3

Earned premiums	(3.1)	15.4	70.8
Losses and loss adjustment expenses	23.1	9.9	45.5
Underwriting expense	23.8	23.6	51.5
Underwriting loss	(50.0)	(18.1)	(26.2)
Net investment income	43.1	33.7	31.9
Income (loss) before taxes	$(6.9)	$15.6	$5.7

Earned premiums for the year ended December 31, 2007 were primarily attributable to adjustments resulting from final audits and other adjustments on policies previously written. Earned premiums for the years ended December 31, 2006 and 2005 were primarily attributable to the run-off of premiums written prior to the renewal rights sale.

Losses and loss adjustment expenses for the year ended December 31, 2007 included $23.1 million in unfavorable development on prior accident years for the year ended December 31, 2007. The unfavorable development included $26.0 million for the Company’s asbestos and environmental exposure. Workers compensation claims recorded $7.0 million in unfavorable development, primarily due the settlement of one claim for $5.5 million, coupled with $2.0 million due to unwinding of the reserve discount. Loss reserves for involuntary pools and unallocated loss adjustment expenses increased $0.8 million for prior accident years. Favorable development of $8.7 million was recognized on the general liability and automobile lines, primarily related to the 2000 through 2004 accident years. Favorable development on the general liability lines includes reserve take downs due to the Company closing its last open construction defect claim and the corresponding reversal of the construction defect bulk reserve.

For the year ended December 31, 2006, the Company strengthened loss reserves for the asbestos and environmental claims by $12.2 million. The Company also increased its unallocated loss adjustment expense reserves by $4.7 million to reserve for the cost to handle and run-off these claims. Partially offsetting these increases was a reduction to the medical malpractice reserves of $7.0 million. During the year ended December 31, 2006, the last two open traditional medical malpractice claims were closed. Only one potential class action suit is still open, and management believes that current reserves adequately represent the Company’s total liability. The Company is beyond the statutes of limitations for filing new medical malpractice claims in all jurisdictions. Losses and loss adjustment expenses in the former risk management lines of $10.3 million for the year ended December 31, 2006 were offset by an equal amount of favorable development on prior accident year reserves. Favorable development consisted of $7.0 million in the workers compensation line due to continued improvement in the 2001 through 2005 accident years due to the impact of California Benefit Reform. The Company recognized $2.6 million in favorable development on involuntary pool losses, and other lines had $0.7 million of favorable development.

In 2005, the Company strengthened the asbestos and environmental unallocated loss adjustment expense reserves by $4.1 million. Losses and loss adjustment expenses for the year ended December 31, 2005 include a $2.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years. In addition, the 2005 underwriting loss includes a $6.0 million increase to the allowance for doubtful accounts for paid reinsurance balances recoverable to reflect management’s best estimate based on its regular review of these balances. Also included in favorable development for the year ended December 31, 2005, for the risk management lines, was a $6.6 million decrease in other liability reserves resulting from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers compensation. The unfavorable workers compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation partially offset by favorable development on involuntary pool losses.

The increase in underwriting expenses for the year ended December 31, 2007 as compared to 2006 was primarily attributable to the inclusion of $5.6 million in underwriting expenses for the results of operations of the PXRE run-off, partially offset by the reduction of variable expenses resulting from declining premium volume and reduced administrative expenses in the former risk management lines. Underwriting expenses in 2006 decreased by $21.6 million compared to 2005 as a result of the sale of the risk management renewal rights.

Net investment income increased to $43.1 million for the year ended December 31, 2007, compared to $33.7 million and $31.9 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2007 as compared to 2006 was attributable to the inclusion of $13.1 million of investment income attributable to the former PXRE entities. Invested assets as of December 31, 2007 were $1,079.0 million, and included $466.5 million from the Merger with PXRE. Invested assets were $766.1 million and $743.4 million as of December 31, 2006 and 2005, respectively.

The Company, through its subsidiary Argonaut Insurance Company, is exposed to asbestos liability at the primary level through claims filed against its direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance Company has direct liability arising primarily from policies issued from the 1960s to the early 1980s which pre-dated policy contract wording that excluded asbestos exposure. The majority of the direct policies were issued on behalf of small contractors or construction companies. The Company believes that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut Insurance Company also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high dollar amount which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. The Company believes that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut Insurance Company.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2007. Amounts in the net column are reduced by reinsurance recoverables:

(in millions)	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$166.8	$156.8	$164.6	$154.3	$176.4	$162.0
Incurred losses	29.8	21.8	19.2	16.9	4.1	6.2
Losses paid	39.4	37.2	17.0	14.4	15.9	13.9
Loss reserves - asbestos and
environmental, end of the year	157.2	141.4	166.8	156.8	164.6	154.3
Risk management reserves	461.2	337.7	513.7	382.7	580.4	433.4
PXRE run-off reserves	198.5	198.2	-	-	-	-
Other run-off lines	24.9	19.7	28.6	19.6	38.0	29.3
Total reserves - Run-off Lines	$841.8	$697.0	$709.1	$559.1	$783.0	$617.0

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2007:

(in millions)	2007	2006	2005
Asbestos:
Direct
Case reserves	$11.5	$11.8	$8.1
ULAE	3.3	2.9	2.4
IBNR	19.1	25.1	30.0
Total direct written reserves	33.9	39.8	40.5
Assumed domestic
Case reserves	34.2	33.9	32.4
ULAE	5.4	4.9	3.3
IBNR	39.1	41.0	35.3
Total assumed domestic reserves	78.7	79.8	71.0
Assumed London
Case reserves	10.8	11.0	11.9
ULAE	1.5	1.7	1.3
IBNR	11.7	11.0	16.5
Total assumed London reserves	24.0	23.7	29.7
Total asbestos reserves	136.6	143.3	141.2
Environmental:
Case reserves	7.4	9.4	11.0
ULAE	1.3	1.5	1.3
IBNR	11.9	12.6	11.1
Total environmental reserves	20.6	23.5	23.4
Risk management reserves	461.2	513.7	580.4
PXRE run-off reserves	198.5	-	-
Other run-off lines	24.9	28.6	38.0
Total reserves - Run-off Lines	$841.8	$709.1	$783.0

Annually the Company reviews its loss and loss adjustment expense reserves for its asbestos and environmental claims. The process is initiated at the end of the second quarter and is typically completed in the third quarter of the calendar year. The Company continually monitors the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of the Company’s direct and assumed exposure. The Company engages a consulting actuary to provide its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the asbestos and environmental loss and loss adjustment expense reserves.

Total reserves for Run-off Lines as of December 31, 2007 were $697.0 million, net of reinsurance, including reserves for asbestos and environmental claims of $141.4 million. Management uses various actuarial methods to determine its best estimate of losses for the asbestos and environmental exposure within the Run-off Lines segment, which resulted in a range of potential ultimate liability, net of reinsurance, of $118.9 million to $200.0 million. In determining its best estimate, management primarily relied on the report year method, with some weight given to other methods. The report year method relies most heavily on the Company's historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on the Company’s specific data and in management’s opinion best reflect the Company’s liabilities based upon the insurance policies issued. As a result of this reserve analysis, the reserve for incurred but not reported asbestos and environmental claims (net of reinsurance) at December 31, 2007, was $73.1 million compared to $86.5 million and $86.0 million as of December 31, 2006 and 2005, respectively.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2007:

	2007	2006	2005
Open claims, beginning of the year	6,251	7,199	8,058
Claims closed during the year	1,757	1,540	1,526
Claims opened during the year	751	592	667
Open claims, end of the year	5,245	6,251	7,199

The number of claims opened during the three years ended December 31, 2007 were from the following sources:

	2007	2006	2005
Direct	22	72	41
Assumed domestic	559	384	436
Assumed London	170	136	190
Total open claims	751	592	667

New claims in the reinsurance assumed categories are primarily the result of the Company typically providing coverage for higher limits which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2007:

(in millions)	2007	2006	2005
Gross payments on closed claims	$-	$2.3	$4.1
Gross payments on open claims	39.4	14.7	11.8
Total gross payments	$39.4	$17.0	$15.9

Because of the types of coverages within the Run-off Lines of business still being serviced by Argonaut Insurance Company, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations, and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to the ultimate liability to the Company due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Additionally, recent industry trends show an increasing number of claims being filed by individuals who claim asbestos exposure, but who have no apparent symptoms of asbestos-related disease. Due to these uncertainties, the current trends may not be indicative of future results. Although management has determined and recorded its best estimate of the reserves for losses and loss adjustment expenses for Run-off Lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues, and must contend with the continuing uncertainty in its effort to quantify these exposures.

Liquidity and Capital Resources

The Company’s principal cash flow sources are premiums and investment income. The primary cash outflows are claim payments, reinsurance costs and operating expenses. The nature of insurance is that cash collected for premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of the Company’s loss and loss expenses are paid out over more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, the Company has access to additional sources of liquidity.

For the year ended December 31, 2007, net cash provided by operating activities was $166.2 million, compared to $299.0 million for the year ended December 31, 2006 and $333.2 million for the year ended December 31, 2005. The decrease in cash flows from operations in 2007 as compared to 2006 was primarily attributable to increased cash outflows for claim payments in 2007 as compared to 2006, coupled with negative cash flow related to the PXRE legacy companies of $68.8 million. The decrease in cash flows from operations in 2006 as compared to 2005 was largely due to the tax payments in 2006 exceeding payments in 2005 by $30.2 million and interest paid on the junior subordinate debentures increased $3.9 million for the year ended December 31, 2006 as compared to 2005 due to higher interest rates.

Net cash used by investing activities totaled $183.3 million, $292.4 million and $414.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash was primarily used to acquire fixed maturity and equity investments, offset by cash received from sales, calls and maturities of fixed maturity securities and sales of equity securities. The Company received net cash of $10.4 million upon the closing of the Merger of PXRE and Argonaut Group in August 2007. The Company received $17.3 million in cash as a result of the sale of a strategic investment during the year ended December 31, 2006. As of December 31, 2007, 2006 and 2005, $621.6 million, $213.2 million and $272.6 million, respectively, of the investment portfolio were invested in short-term, liquid investments.

During the year ended December 31, 2005, the Company received principal payments on real estate notes receivable totaling approximately $19.7 million, including an $18.7 million payoff of one of the notes. During the year ended December 31, 2006, the Company received $18.1 million as full payment of the remaining note receivable. Additionally, in the third quarter of 2006, the Company sold a property in California, resulting in cash received of $7.7 million.

Net cash provided by financing activities totaled $15.5 million and $7.5 million for the years ended December 31, 2007 and 2006, respectively. Net cash was primarily the result of cash received from stock option exercises. Net cash provided by financing activities totaled $79.5 million for the year ended December 31, 2005, and was primarily attributable to the Company’s issuance of common stock and junior subordinated debentures.

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to pay cash dividends to its shareholders, for debt service and for its operating expenses. The ability of the Company’s insurance and reinsurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed by the jurisdictions of domicile that regulate the Company’s immediate insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

In addition, the Company’s ability to receive dividends from its downstream subsidiaries is subject to the ability of each parent corporation within the corporate ownership structure to receive dividends from its respective subsidiary(ies), based upon the subsidiary’s domiciliary regulations. Peleus Re is the primary direct subsidiary of Argo Group and is subject to Bermuda insurance laws. PXRE Ireland is directly owned by Peleus Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argonaut Group. Argonaut Group is a second tier mid-level holding company subject to Delaware laws. Argonaut Group is the parent of all of the Company’s U.S. insurance and reinsurance subsidiaries.

The payment of dividends by Peleus Re is limited under Bermuda insurance laws, which require Peleus Re to maintain certain measures of solvency and liquidity. As of December 31, 2007, Peleus Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2007, the unaudited statutory capital and surplus of Peleus Re was estimated to be $1.2 billion and the amount required to be maintained was estimated to be $100.0 million, thereby allowing Peleus Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. The Company believes that the dividend and capital distribution capacity of Peleus Re will provide the Company with sufficient liquidity to meet its operating and debt service commitments, as well as other obligations that may arise from time to time.

As a mid-level holding company, PXRE Ireland is largely dependent on dividends or other permitted payments from Argonaut Group to fund its operating expenses or to fund dividends to Peleus Re. Argonaut Group is a mid-level holding company owned by PXRE Ireland and is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to fund its operating expenses, fund debt service, or to fund dividends to PXRE Ireland. Each holding company is subject to their respective domiciliary regulations and tax laws. The Company believes that PXRE Ireland along with Argonaut Group have sufficient dividend and capital distribution capacity to meet the operating and capital needs of their parents.

The Company reorganized its corporate structure effective December 31, 2007. Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity which was renamed Argonaut Group, Inc. Argonaut Group became the parent of all of the Company’s U.S. insurance and reinsurance subsidiaries.

During 2008, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to approximately $23.9 million in cash to Argonaut Group without approval from the Illinois Bureau of Insurance, while Colony Insurance Company may be permitted to pay dividends of up to approximately $3.0 million in cash without approval from the Virginia Bureau of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Cash dividends paid to preferred shareholders totaled $0.1 million, $1.4 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. In the first quarter of 2007, 500,000 preferred shares and in the second quarter of 2007, all remaining preferred shares converted into the Company’s common stock. In 2006, the decrease in preferred dividends paid was the result of the reduction of preferred shares outstanding (1.0 million shares outstanding at December 31, 2006 compared to 2.4 million shares outstanding at December 31, 2005), coupled with a reduction of the dividend rate from 7% in 2005 to 6% in 2006. The reduction in the dividend rate was the result of an improved risk based capital ratio in 2005 and continuing into 2006.

Cash dividends paid to common shareholders totaled $57.1 million in 2007. Dividends to common shareholders were not paid in 2006 or 2005. On June 6, 2007, the Board of Directors of Argonaut Group declared a special dividend of $1.65 per common share to its shareholders of record on June 26, 2007. The special dividend was paid to Argonaut Group’s shareholders on July 10, 2007.

During 2005, Argonaut Group Statutory Trust X (“Trust X”), a wholly owned subsidiary of Argonaut Group (non-consolidated), sold 30,000 Floating Rate Capital Securities (the “2005 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to Argonaut Group, to buy a series of Floating Rate Junior Subordinated Debentures (the “2005 Debentures”) due 2035 from Argonaut Group. The 2005 Debentures have the same payment terms as the 2005 Capital Securities. The 2005 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The initial interest rate on the 2005 Debentures and the 2005 Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which rate is reset quarterly. After September 15, 2010, Argonaut Group will have the right to redeem the 2005 Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption. Argonaut Group also has the right to redeem all of the 2005 Debentures prior to September 15, 2010 upon the happening of specified events at the greater of (i) 107.5% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the 2005 Debentures, (b) the discounted present value of the interest payable on the 2005 Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the 2005 Debentures through the redemption date.

During 2004 through 2005, Argonaut Group, through a series of statutory trusts (non-consolidated), sold $83.0 million of Floating Rate Capital securities (the “Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to Argonaut Group. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) from the Company. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The remaining debentures have interest rates that are not to exceed the highest rate permitted by New York Law prior to the coupon cap date. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, Argonaut Group, through a series of statutory trusts (non-consolidated), sold $27.0 million of Floating Rate Capital securities (the “2003 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the “2003 Debentures”) from Argonaut Group. The 2003 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The interest rates on the 2003 Debentures and the 2003 Capital Securities are equal to the 3-Month LIBOR plus a margin of 4.10%, reset quarterly. The interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The 2003 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2003 Debentures, plus accrued and unpaid interest on the date of redemption. The 2003 Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 100.95% plus accrued and unpaid interest to the date of redemption.

During 2003, PXRE, through a series of statutory trusts (non-consolidated), sold $62.5 million of Capital Securities (the “2003 PXRE Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 PXRE Capital Securities, the trusts sold $1.9 million of Common Securities to PXRE. The trusts used the proceeds from these sales to purchase $64.4 million of Junior Subordinated Debentures (the “2003 PXRE Debentures”) from PXRE. The interest rate on the 2003 PXRE Debentures and the 2003 PXRE Capital Securities issued by PXRE Capital Trust III is fixed at 9.75% payable quarterly. The interest rates on the 2003 PXRE Debentures and the 2003 PXRE Capital Securities issued by the other trusts are fixed at rates ranging from 7.35% to 7.70% for the first five years. After five years, the interest rates are equal to the 3-Month LIBOR plus a margin ranging from 3.85% to 4.10%, reset quarterly. The 2003 PXRE Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2003 PXRE Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 104.875% to 100% of the principal amount of the 2003 PXRE Debentures, plus accrued and unpaid interest on the date of redemption. PXRE has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

During 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary (non-consolidated) of PXRE Delaware, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware’s 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “1997 Capital Securities”). Distributions on the 1997 Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.

The Company has access to various sources of liquidity including holding company investments and cash, capacity under its revolving credit facility and access to the debt and equity capital markets. On March 6, 2006, the Company entered into a Credit Agreement (“the Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75.0 million revolving credit facility, and the commitments there under shall expire on the third anniversary of the Credit Agreement. The borrower shall have the option to seek on up to three occasions an increase in the facility to provide for an additional aggregate amount of availability of up to $50.0 million. In July 2007, Argonaut Group borrowed $58.0 million of the $75.0 million under the Credit Agreement to fund the special dividend payment to its shareholders. Management believes that the Company has sufficient liquidity to meet its needs. The Credit Agreement contains certain affirmative and negative covenants. The Company is in compliance with all covenants of the Credit Agreement as of December 31, 2007. Included in the Credit Facility is a provision which allows up to $10 million of the revolver to be used for letters of credit (“LOC”), subject to availability under the line.

The Company has four additional LOCs that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second and third are a pair of $100.0 million committed facilities with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The fourth is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the fourth facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of December 31, 2007, the Company has pledged assets with a fair value of $241.6 million to support outstanding letters of credit.

The Company invests excess cash in a variety of investment securities. As of December 31, 2007, the Company’s investment portfolio consisted of 73.6% fixed maturities, 8.5% equities, 0.4% other investments and 17.5% short-term investments (based on fair value) compared to 80.6% fixed maturities, 10.3% equities, 0.6% other investments and 8.5% short-term investments for the same period in 2006. The Company classifies its investment portfolio as available-for-sale; therefore all investments are reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. As of December 31, 2007, the Company had no investment in any one security that exceeded 10% of shareholders’ equity.

The Company’s insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the three years ended December 31, 2007, the Company’s liquidity generated from operations and investment income were sufficient to meet obligations. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as satisfy its commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. The additional reinsurance costs of the Company’s program, to the extent not passed on to customers through increased rates may have a negative impact on liquidity.

Concerns over terrorist activity have both curtailed the availability of reinsurance for terrorism related risks and increased the cost of obtaining such reinsurance where it is still available. The effect on the Company’s insurance subsidiaries varies by line of business, but reinsurance coverage for terrorist acts involving nuclear, biological and chemical agents is no longer available or cost prohibitive in some instances, thus preventing ceding of these risks through reinsurance. The Company’s insurance subsidiaries consider the exposure to these risks as well as other risks in order to make appropriate decisions on policy exclusions, pricing and renewals, although laws in many states (and particularly those relating to workers compensation insurance) place limits on the ability of insurers to effectively limit these risks by contract.

The insurance subsidiaries must maintain certain levels of policyholders’ surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the U.S. subsidiaries to their combined policyholders’ surplus was 1.2-to-1 as of December 31, 2007. Current levels of policyholders’ surplus are adequate to support current premium writings, based on this standard. The Company monitors premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratios. Failure of any insurance subsidiary to maintain adequate levels of policyholders’ surplus could negatively impact the ability to write additional premiums.

In addition, regulators and rating agencies utilize a risk based capital (“RBC”) test designed to measure the acceptable amount of surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer’s domiciliary insurance department and potentially result in rehabilitation or liquidation. At December 31, 2007, the total adjusted capital of each of the Company’s U.S. subsidiaries exceeded the minimum levels required under RBC. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Credit Risk

Credit risk is a major factor of the overall enterprise risk within the Company, and the Company has established policies and procedures to evaluate the Company exposure, particularly as respects its investment holdings, and its receivable balances from insureds and reinsurers.

The Company invests in the debt securities markets, which exposes it to credit risk. As a consequence of extending credit and/or carrying investment positions, the Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, diversification, and frequently monitoring the credit quality of issuers and counterparties.

The Company controls its credit exposure related to financial instruments by limiting exposure to any one counterparty and mandating minimum credit ratings. The Company utilizes specific criteria to judge the credit quality and liquidity of its investments in addition to a variety of credit rating services to monitor these criteria.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from insureds. Downturns in one sector or market can adversely impact other sectors and may result in higher credit exposure. The Company does not utilize credit default swaps to mitigate its credit exposure from either investments or counterparties.

Additional information relating to the Company’s investment strategy and credit risk is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 79 - 82.

Pension Plans

PXRE’s qualified and non-qualified defined benefit pension plans were curtailed on March 31, 2004, and employees no longer accrued additional benefits thereunder. In August 2007, PXRE terminated its defined benefit pension plans. As of December 31, 2007, all obligations for benefit payments under the PXRE plans have been satisfied.

Argonaut Group sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan, both of which were curtailed effective February 2004. The determination of pension plan expense and the requirements for funding the Company’s pension plans are based on a number of actuarial assumptions. Management’s selection of plan assumptions, primarily the discount rate used to calculate the projected benefit obligation and the expected long-term rate of return on plan assets, can have a significant impact on the resulting estimated projected benefit obligation and pension cost, and thus on the consolidated results of operations. Such plan assumptions are determined annually, subject to revision if significant events occur during the year.

The pension plan measurement date for purposes of the consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2007, the Company used the following assumptions: a discount rate of 5.75% and an expected rate of return on plan assets of 5.75%.

As of December 31, 2006, the investments consisted primarily of short-term investments, as the portfolio’s long-term investments were allowed to mature without reinvestment in anticipation of appointment of an external advisor. The Company selected an advisor during the fourth quarter of 2007. As functional transfer of control to the appointed advisor did not occur until January 2008, at December 31, 2007, the investments continued to consist primarily of short-term investments. The targeted allocation to be used by the new advisor as approved by the Benefits Committee is 67% fixed maturity investments, 30% equity, of which 19% and 11% is allocated between U.S. and foreign equities, respectively, and 3% cash and short-term investments. The fair market value of the investment portfolio as of December 31, 2007 was $24.6 million. Net unrealized losses as of December 31, 2007, were immaterial. The projected pension obligation as of December 31, 2007 was $23.8 million.

The Company incurred pension expense of $0.6 million, $0.4 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. Quarterly in 2007, as payments through each respective quarter end resulted in the anticipated lump sum distributions to exceed the sum of the service cost and interest cost components for the remainder of the year, settlement accounting was required per Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2008.

Related Party Transactions

Century Capital Entities. The Company’s subsidiary, Argonaut Group, and Asset Allocation & Management Company, L.L.C. (“AAM”) are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by Argonaut Group for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. For the year ended December 31, 2007, fees paid by Argonaut Group constituted less than 5% of AAM’s consolidated gross revenues. As of December 31, 2007, AAM managed $785.0 million of Argonaut Group’s investments. Argonaut Group paid AAM $0.8 million for services provided for the year ended December 31, 2007. It is anticipated that for calendar year 2008 revenue generated from Argonaut Group under the AAM Investment Management Agreement will again comprise less than 5% of the gross consolidated revenues of AAM. The AAM Investment Management Agreement does not have a specified term but is terminable by either party at any time on 30 days advance written notice.

In August 2002, one of Argonaut Group’s subsidiaries committed to a $5.0 million investment, as a limited partner, in Century Capital Partners III, LP (“CCP III”), an investment partnership which specializes in investing in the insurance industry. Century Capital Management, LLC (“CCML”) is the Investment Advisor to Century Capital Partners II, L.P. (“CCPII”) and CCPIII that collectively held a majority ownership interest in AAM. Allan W. Fulkerson, who was asked to join the Company’s Board of Directors in 2004, previously served as a consultant to CCML and held fractional ownership interests in the general partners of CCPII and CCPIII. As such, he had an indirect ownership interest in AAM equal to less than one-half of one percent. In December 2007, CCPII and CCPIII sold their interest in AAM to a third party. In addition, Mr. Fulkerson’s consulting relationship with CCML ended in March 2007.

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc. the majority of which is owned by Fayez Sarofim, a director of the Company. As of December 31, 2007, Fayez Sarofim & Co. managed $274.2 million fair market value of the Company’s insurance subsidiary’s investments. Argonaut Group paid Fayez Sarofim & Co. approximately $0.7 million for services provided for the year ended December 31, 2007. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice.

Swett & Crawford. Swett & Crawford is one of the largest wholesale insurance brokers in the United States, placing nearly $2.6 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, is currently the Chairman of Swett & Crawford. Mr. Hartoch served as the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003, as a consultant to Swett & Crawford from 2003 to 2005 and as acting Chairman and Chief Executive Officer of Swett & Crawford from April 1, 2005 to November 15, 2005. During the year ended December 31, 2007, Swett & Crawford placed insurance with the Company’s Colony Group totaling $36.5 million in gross written premiums. Swett & Crawford earned $6.6 million in commissions on this business.

Bermuda Housing. Prior to February 29, 2000, PXRE’s former chief executive officer, Jeffrey L. Radke, held a second mortgage on a home in Bermuda that he leases as his residence. The second mortgage secured the repayment of a loan made by Mr. Radke to a charitable trust in the amount of $588,000, which was used by the charitable trust to purchase the home. The loan, which becomes due in 2019, bears interest at a rate that is dependent upon the sale price of the home at the end of the loan term. On February 29, 2000, Mr. Radke assigned the second mortgage to PXRE in exchange for a payment of $500,000 by PXRE to Mr. Radke. Mr. Radke retained an interest in the second mortgage represented by $88,000 of the original $588,000 principal amount of the loan. The transaction was evaluated by PXRE at the time of the transaction using its then-current policies for the evaluation of related party transactions. On December 13, 2007 Argo Group, as the successor to PXRE, sold the second mortgage to a third party and, in connection with that transaction, Mr. Radke confirmed that Argo Group has no further obligation to him in respect of the second mortgage or the underlying loan. Effective at the time of the Merger, Mr. Radke resigned as Chief Executive Officer and President of PXRE. Currently, Mr. Radke serves as a consultant to the Company.

Off-Balance Sheet Arrangements

The Company has committed to investing up to $25.0 million in a series of capital partnerships. As of December 31, 2007, the Company has an obligation to invest up to an additional $17.5 million, which can be called by the capital partnerships at any time. The Company has not recorded this commitment in its consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, the Company has not recorded the liabilities for its operating leases in its consolidated financial statements.

The Company has no material obligations under a guarantee contract. The Company has no material retained or contingent interests in assets transferred to an unconsolidated entity. The Company has no unrecorded obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company.

Contractual Obligations

The Company’s estimated contractual obligations and commitments as of December 31, 2007 were as follows:

		Payments Due by Period
		Less than 1
(in millions)	Total	year	1 - 3 years	3 - 5 years	Thereafter
Long-term debt (1):
Junior subordinated debentures (2)	$957.3	$26.8	$53.7	$53.8	$823.0
Capital lease obligations	5.3	0.7	1.4	3.2	-
Operating leases	37.8	8.2	14.4	9.3	5.9
Purchase obligations (3)	3.3	2.2	1.1	-	-
Other long-term liabilities:
Claim payments (4)(5)	2,425.5	469.4	605.6	337.1	1,013.4
Partnership commitments (6)	17.5	-	-	-	17.5
Total contractual obligations	$3,446.7	$507.3	$676.2	$403.4	$1,859.8

(1)	Argonaut Group drew $58.0 million against the revolving credit facility to pay a special dividend to its shareholders. For additional discussion, see Note 9, “Borrowing Under Revolving Credit Facility” in the Notes to the Consolidated Financial Statements. This commitment is considered a short-term obligation and is not included in the above table.
(2)	Interest only due on Junior Subordinated Debentures through 2008. Interest calculated based on the rate in effect at December 31, 2007. Principal due beginning May 2033 for Argonaut Group and beginning 2027 for PXRE.
(3)	Purchase obligations consist primarily of software servicing and licensing fees.
(4)	Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.
(5)	Not included within this amount are claim payments for PXRE Reinsurance Company of $135.7 million. Reserves for losses and loss adjustment expenses for PXRE Reinsurance Company are included within the “Liabilities held for sale” on the Consolidated Balance Sheet.
(6)	Argo Group has invested in multiple capital partnership agreements and can be called to fulfill the obligations at any time. The remaining commitment outstanding is $17.5 million.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” on page 82.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2007 and prior. Unless otherwise specified below, the term “loss reserves” shall encompass reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established by the Company are not an exact calculation of the Company’s liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodology and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. The Company writes several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the states in which the Company does business. In determining loss reserves, the Company gives careful consideration to all available data and actuarial analyses and this process involves significant judgment.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of the Company’s business is written on an occurrence basis, meaning that there may be a significant time lag between the event which gives rise to a claim and the date on which the claim is reported to the Company, which can also result in additional time being required to resolve the claim. During these time lags, which can span over several years for complex claims, new facts and information specific to the claim become known to the Company, and general econometric and societal trends continue to change, requiring the Company to refine its loss reserve estimates on a regular basis. The Company applies a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into its estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from the Company’s estimates as reflected in current reserves. These differences can be favorable or unfavorable. More precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs over time. In addition to reserving for known claim events, the Company also establishes loss reserves for IBNR. Loss reserves for IBNR are set using the Company’s actuarial estimates for events that have occurred as of the balance sheet date but have yet to be reported to the Company. Estimation of IBNR loss reserves are subject to significant uncertainty.

The Company evaluates and sets its loss reserves by line of business. Following is a summary of gross loss reserves recorded by the Company by line of business as of December 31, 2007 and 2006:

	2007			2006
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$285.6	$825.2	$1,110.8	$269.4	$673.0	$942.4
Workers compensation	392.4	299.4	691.8	394.3	310.0	704.3
Commercial multi-peril	97.5	96.2	193.7	93.5	89.5	183.0
Commercial auto liability	62.5	73.1	135.6	49.2	78.4	127.6
Special property	16.2	34.5	50.7	20.8	17.0	37.8
Auto physical damage	4.1	20.2	24.3	2.9	15.0	17.9
Medical malpractice	0.5	6.5	7.0	0.9	10.1	11.0
PXRE legacy	148.3	50.2	198.5	-	-	-
All other lines	2.0	11.1	13.1	1.5	3.7	5.2
Total all lines	$1,009.1	$1,416.4	$2,425.5	$832.5	$1,196.7	$2,029.2

Excluded from the above table are reserves for PXRE Reinsurance Company of $135.7 million. Reserves for losses and loss adjustment expenses for PXRE Reinsurance Company are included within “Liabilities held for sale” on the Consolidated Balance Sheet.

Loss Reserve Estimation Methods

The process for estimating the Company’s loss reserves begins with the collection and analysis of claim data. The data collected for actuarial analyses includes reported claims sorted by the year the loss occurred, paid losses, also sorted by year of loss occurrence, and case reserve estimates. The data sets are sorted into homogeneous groupings, exhibiting similar loss and exposure characteristics. The Company primarily uses internal data in the analysis but also considers industry data in developing factors and estimates. The Company analyzes loss reserves on a quarterly and annual basis. The Company also employs independent actuaries to supplement internal analyses, which are considered in deriving management’s best estimate of loss reserves.

The Company has a Run-off Lines segment which includes other liability loss reserves for asbestos, environmental, and other latent exposures. These latent exposures are typically characterized by extended periods of time between the date the Company first became exposed to a loss, the date on which a claim was reported, and the date on which the claim is resolved. Due to these delays, together with intervening changes in laws and judicial precedent, and lack of appropriate data to estimate loss reserves associated with these exposures, the Company utilizes certain additional methods to estimate these loss reserves which are not generally applied when estimating loss reserves for ongoing lines of business. The Company analyzes its Run-off Lines loss reserves on a quarterly and annual basis. The Company also employs independent actuaries to supplement internal analyses, which are considered in deriving management’s best estimate of Run-off Lines loss reserves.

The Company utilizes a variety of actuarial techniques and methods to determine loss reserves for all lines of business. Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas. No single estimation method is superior to another method in all situations. Because the Company writes business in multiple product lines in various locations, the methods and assumptions used to project loss reserves will vary by line of business. The Company utilizes what it believes to be the best and most appropriate set of actuarial methods and assumptions for each product line grouping. The estimation methods utilized reflect those methods that the Company believes will produce the most accurate and reliable indication of ultimate claim liabilities at the balance sheet date for the claim liabilities being evaluated. While the loss projection methods may vary by product line, the general approach for calculating IBNR remains the same: ultimate losses and LAE are forecasted first, and that amount is reduced by the amount of cumulative paid claims and by case reserves.

When the Company initially establishes IBNR reserves at the beginning of an accident year for each line of business, it uses the expected loss ratio method. This method is initially based upon the Company’s annual analyses of historical loss ratios but may be adjusted based on pricing input from the underwriters, anticipated loss ratio trend, changes in reinsurance structure, and any other factors that may impact loss ratio expectations. At the end of each quarter, the Company will review the loss ratio selections, but will generally not deviate from the loss ratio method until the end of the accident year, at which time the Company will begin to assign weight to the paid and incurred Bornhuetter-Ferguson (“BF”) methods depending on the line of business being evaluated. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The output of the BF methods computes IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) plus an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from the Company’s analyses of loss development triangles. Finally, once losses mature to the point at which the loss experience is more credible, the Company assigns most weight to the paid and incurred loss development methods.

For short tailed lines of business such as property, loss experience is generally credible 18 to 36 months after the beginning of the accident year. The expected loss ratio method is initially selected and applied to earned premium at the beginning of an accident year. As property losses occur and are reported, and when claims adjusters have sufficient time and information to make specific claims estimates, the BF methods are utilized to supplement the expected loss ratio method. Property losses are generally reported within a short time from the date of loss, and in most instances property claims are settled and paid within a relatively short period of time. Therefore, approximately six months after the accident year has expired, paid and incurred loss ratio methods are given greater weight in the Company’s analyses. In the event there are large claims incurred, the Company will analyze large loss information separately to ensure that the loss reserving methods appropriately recognize the magnitude of these losses in the evaluation of ultimate losses.

For the general liability and automobile liability long tail lines, the starting point for determining ultimate losses is initially the expected loss ratio method, just as it is for short tailed lines. Because the time lag for reporting claims is greater in liability lines of business, facts and information are frequently not complete at the time case reserves are established, and because protracted litigation is sometimes involved creating additional uncertainty in final settlement amounts, case reserves alone are an insufficient measure of the ultimate loss costs. Therefore, an additional case development reserve estimate is established, usually as a percentage of the case reserve. In general, case reserve factors are selected by retrospective analyses of the overall adequacy of historical case reserves. Case reserve factors are reviewed and revised periodically. Due to the variability in the timing of receipt and completeness of case reserve data, the Company generally waits approximately 60 to 72 months after the beginning of an accident year to assign greater credibility to the paid and incurred reserve evaluation methods. Until that time, case reserve factors are partially based on ultimate loss ratio assumptions through the application of the BF methods.

Workers compensation is a long tailed line of business and also requires a minimum of 60 to 72 months after the beginning of an accident year until the data is deemed fully credible for paid and incurred reserve evaluation methods. Until that time, an expected loss ratio method is utilized for the initial 12 to 18 months of an accident year, followed by paid and incurred BF loss development methodologies. Frequency and severity statistics are also tracked for workers compensation and used to supplement the other actuarial techniques. Loss development for workers compensation spans many years. However, a significant portion of the outstanding reserves correspond to scheduled annuity payments and are not subject to extreme volatility. The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation. Sources of medical cost inflation include increased utilization, new and more expensive medical testing procedures, and increased utilization and cost of prescription drugs.

For the Company’s Run-off Lines segment long tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental, and other latent injury claims. The Company utilizes a report year method which estimates loss reserves based on the pattern and magnitude of reported claims, and a survival ratio method which compares the Company’s level of loss reserves and loss payments to that of the industry for similar exposures. A ground-up analysis is also done which relies on studies of individual policy terms and conditions. The combination of the methods produces a range of outcomes from which management evaluates and selects its best estimate given the available facts at the balance sheet date. The Company applies greatest weight to the report year method and the ground-up analyses because those methodologies best capture the unique claim reporting and claim severity characteristics of the underlying exposures and loss development potential.

Each business segment is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions utilized at December 31, 2007 as compared with methods and assumptions utilized at December 31, 2006, management has not changed or adjusted methodologies or assumptions in any significant manner.

In conducting its actuarial analyses, the Company generally assumes that past patterns demonstrated in the data will repeat themselves, and that the data provides a basis for estimating future loss reserves. In the event that the Company becomes aware of a material change that may render past experience inappropriate for the purpose of estimating current loss reserves, the Company will attempt to quantify the effect of the change and utilize informed management judgment to adjust loss reserve forecasts appropriately. There were no significant assumptions made at December 31, 2007 in estimating loss reserves that were premised on future emergence that were inconsistent with historical patterns or experience.

Uncertainties in Loss Reserve Estimation

The major causes of uncertainty will vary for each product line reviewed. For short tailed property lines of business, the Company is exposed to catastrophe losses, both natural and manmade. Due to the nature of certain catastrophic loss events, such as hurricanes, earthquakes, or terrorist attacks, the Company’s normal claims resolution processes may be impaired due to factors such as difficulty in accessing impacted areas and other physical, legal, and regulatory impediments. These factors can make establishment of accurate loss reserve estimates difficult and render such estimates subject to greater uncertainty. Additionally, if the catastrophe occurs near the end of a financial reporting period, there are additional uncertainties in loss reserve estimates due to the lack of sufficient time to conduct a thorough analysis. Long tailed casualty lines of business also present challenges in establishing appropriate loss reserves, particularly in the event of changes in the legal environment over time which may broaden the Company’s liability or scope of policy coverage and increase the magnitude of claim payments. The possibility of future adverse changes in the legal environment heightens the uncertainty inherent in estimating the ultimate claim costs on the basis of past claims costs, further complicating the already complex loss reserving process.

In all lines, final claim payments may differ from the established loss reserve, particularly when resolution of a claim takes several years. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows. Any adjustments to loss reserves are reflected in the results for the year during which the adjustments are made.

In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of the Company’s potential losses from asbestos and environmental claims. Loss reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are: (1) potentially long waiting periods between exposure and emergence of any bodily injury or property damage; (2) difficulty in identifying sources of environmental or asbestos contamination; (3) difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage; (4) changes in underlying laws and judicial interpretation of those laws; (5) potential for an environmental or asbestos claim to involve many insurance providers over many policy periods; (6) long reporting delays from insureds to insurance companies; (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims; (8) questions concerning interpretation and application of insurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Case reserves and expense reserves for costs of related litigation have been established where sufficient information has been developed. Additionally, IBNR has been established to cover additional exposure on known and unknown claims.

The Company underwrites environmental and pollution coverages on a limited number of policies and underground storage tanks. The Company establishes loss reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company.

Through its subsidiary, Rockwood, the Company has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of the Company’s exposure. Management has recorded its best estimate of approximately $8.4 million of loss reserves related to these exposures based on the trends and facts currently known. Rockwood also has exposure to claims from lead paint on general liability policies written for certain public housing authorities from the mid 1980’s to the mid 1990’s. Management has recorded its best estimate of approximately $2.5 million of loss reserves related to these exposures based on the trends and facts currently known.

Risk Factors by Line of Business in Loss Reserve Estimation

The following section details reserving considerations and loss and LAE risk factors for the product lines representing most of the Company’s loss reserves. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical inflation costs. But in the workers compensation context, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. The Company does not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.

Loss adjustment expenses used in connection with the Company’s loss reserves are comprised of both allocated and unallocated expenses. Allocated loss adjustment expenses relate to specific claim files. The Company typically combines allocated loss adjustment expenses with losses for purposes of projecting ultimate liabilities, since most estimation methods contemplate inclusion of both. For some types of claims, such as asbestos and environmental claims, allocated loss adjustment expenses consisting primarily of legal costs may be significant, sometimes exceeding the liability of the Company to indemnify claimants for losses. Unallocated loss adjustment expenses are those which are not associated with the handling of any specific claim, and relate to the general administration and handling of claims in the ordinary course of business. Unallocated loss adjustment expenses are calculated as a percentage of unpaid losses for each line of business and are typically less volatile than estimates for losses or allocated loss adjustment expenses.

GENERAL LIABILITY

General liability is considered a long tail line, as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. The speed at which claims are received and then resolved is a function of the specific coverage provided, the jurisdiction in which the claim is located, and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payout patterns with most of the claims for a given accident year closed within 5 to 7 years, while others are characterized by extreme time lags for both reporting and payment of claims. In addition, this line includes asbestos and environmental claims, which are reviewed separately because of the unique character of these exposures. Allocated loss adjustment expenses in this line consist primarily of legal costs, and may exceed the total amount of the indemnity loss on some claims.

Major factors contributing to uncertainty in loss reserve estimates for general liability include reporting lags (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, events triggering coverage that are spread over multiple time periods, the inability to know in advance what actual indemnity costs associated with an individual claim will be, the potential for disputes over whether claims were reasonably foreseeable and intended to be covered at the time the contracts were written, and the potential for mass tort claims and class actions. Generally, claims with a longer reporting lag time are characterized by greater inherent risk of uncertainty.

Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

1. Claims risk factors

  Changes in claim handling procedures
  Changes in policy provisions or court interpretation of such provisions

  New theories of liability
  Trends in jury awards
  Changes in the propensity to sue, in general and with specificity to particular issues
  Changes in statutes of limitations
  Changes in the underlying court system
  Distortions from losses resulting from large single accounts or single issues
  Changes in tort law
  Shifts in law suit mix between federal and state courts
  Changes in claim office structure (causing distortions in the data)
  Changes in settlement patterns

2. Book of Business risk factors

  Changes in policy provisions (e.g., deductibles, policy limits, endorsements)
  Changes in underwriting standards
  Product mix (e.g., size of account, industries insured, jurisdiction mix)
  Growth due to acquisitions
  Development characteristics of general liability lines

The Company uses several loss reserving methods to capture development characteristics within this line of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all general liability categories of business, the Company considers additional analytic measures in deriving its loss reserve estimates that consider the Claims and Book of Business risk factors noted above.

Many of the Company’s general liability claims require extended time periods to resolve due to delays in reporting, complex coverage issues, and difficulties in assessing claim values and ultimate loss payouts. Some lines require specialized claim handling, such as industrial casualty, general casualty and professional liability exposures and require additional time to resolve. Actuarial methods used to forecast ultimate liabilities in these and other general liability lines are adjusted to take into consideration the uncertainties related to handling claims expected to remain open for an extended period of time.

For asbestos and environmental claims, the Company supplements its traditional loss forecasting methods with additional approaches that attempt to capture the risk characteristics of these insureds and the claimants involved.

WORKERS COMPENSATION

Workers compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. Certain payments, such as initial medical treatment or temporary wage replacement for the injured worker, are generally disbursed quickly. Other payments are made over the course of several years, such as awards for permanent partial injuries. Some payments continue to take place throughout the injured worker’s life, such as permanent disability benefits and on-going medical care. Although long tail in nature, claims generally are not subject to long reporting lags, settlements are generally not complex, and most of the liability exposure is characterized by high frequency and moderate severity. The largest reserve risks are generally associated with low frequency, high severity claims that require lifetime coverage for medical expense arising from a worker’s injury.

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

1a. Indemnity claims risk factors

  Time required to recover from the injury
  Degree of available transitional jobs
  Degree of legal involvement
  Changes in the interpretations and processes of the workers compensation commissions' oversight of claims
  Future wage inflation for states that index benefits
  Changes in the administrative policies of second injury funds

1b. Medical claims risk factors

  Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules
  Frequency of visits to health providers
  Number of medical procedures given during visits to health providers
  Types of health providers used
  Type of medical treatments received
  Use of preferred provider networks and other medical cost containment practices
  Availability of new medical processes and equipment
  Changes in the use of pharmaceutical drugs
  Degree of patient responsiveness to treatment

2. Book of Business risk factors

  Injury type mix
  Changes in underwriting standards
  Changing product mix based on insured demand
  Management of exited products risk
  Development characteristics of workers compensation lines

The Company uses several loss reserving methods to capture development characteristics within this line of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all workers compensation categories of business, the Company considers additional analytic measures based upon the Claims and Book of Business workers compensation risk factors noted above in deriving its loss reserve estimate.

The Company has a significant portion of its historical workers compensation exposure and loss reserves in California, although the Company has largely discontinued writing new workers compensation exposure in that state. Loss development methods utilize paid and incurred development patterns specific to California to project ultimate losses. Likewise, non-California exposures use a different set of factors to develop estimates of projected ultimate losses. Within a particular geographic region, the Company separates exposures into one of two product classes: one for policies requiring that insureds share in the risk of loss through large deductibles or through premiums which fluctuate based on actual loss experience, and one for policies issued on a guaranteed cost basis. Each class exhibits different loss development characteristics, and the actuarial methods employed to estimate ultimate losses contemplate these variances.

PXRE LEGACY

As a property catastrophe reinsurer, PXRE’s incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses. The most significant uncertainty in PXRE’s reserves involves estimates of catastrophe losses. In reserving for catastrophe losses, these estimates are influenced by underwriting information provided by clients, industry catastrophe models, industry loss estimates and internal analyses of this information. This reserving approach, as was the case with the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”), can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to the Company as a reinsurer and retrocessionaire regarding the actual underlying losses. This process can cause the ultimate estimates to differ significantly from initial projections.

The loss estimation process begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability etc.), which then results in a list of the expected losses by contract from the Company’s proprietary risk management system. Third party modeling software is embedded in the Company’s proprietary risk management system.

Concurrently, underwriting teams perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events and utilize internal databases to establish projected reporting patterns and payment patterns. This database includes data dating back to the 1980’s consisting of well over one hundred catastrophic events, of which over twenty are hurricanes. Industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization, are also employed. Using this information, the Company has developed loss development factors for significant catastrophes. Internal significant catastrophe loss development factors are analyzed as appropriate and at least once per year to reflect updated industry benchmarks and changes in PXRE’s specific loss history. However, specifically for Hurricane Katrina, the Company’s estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. Causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

Actual losses from Hurricanes Katrina, Rita and Wilma may exceed the Company’s best estimate as a result of, among other things, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of estimates were assumed would not be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case the Company’s financial results could be further materially adversely affected.

COMMERCIAL MULTIPLE PERIL

Commercial multiple peril lines insure a combination of property and liability exposures, and therefore include both short and long tail coverages. Property coverage claims are generally resolved in a short period of time, while liability coverages claims generally require more time to resolve. These lines include package polices issued to a limited number of well defined industry sectors, including grocery stores, restaurants, dry cleaners and religious institutions. The risk of fluctuation in loss reserves for this line is predominately associated with liability coverage, with risk factors similar to other general liability lines described above.

Because commercial multiple peril lines involve both short tail and long tail coverages, the Company gives weight to different methodologies in deriving management’s best estimate of loss reserves based on the coverage being evaluated. Paid and incurred loss development methods are used to forecast property losses. For liability losses, due to the Claims and Book of Business risk factors described in the General Liability section above, the Company uses several loss reserving methods to capture the development characteristics associated with these lines of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all commercial multiple peril categories of business, the Company also considers additional analytic measures in deriving its loss reserve estimate for certain product lines with differing characteristics.

Liability claims arising from the Company’s commercial multiple peril exposures are typically not as severe as those arising from other general liability classes of business written by the Company. As a result, the Company captures paid and incurred loss statistics specific to the various industries being targeted.

COMMERCIAL AUTOMOBILE LIABILITY

The commercial automobile liability product line is a long tail coverage, mainly due to exposures arising out of bodily injury claims. Losses in this line associated with bodily injury claims generally are more difficult to accurately estimate, more complex, and take longer to resolve. Claim reporting lags also can be lengthy. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:

1. Claims risk factors

  Trends in jury awards
  Changes in the underlying court system
  Changes in case law
  Litigation trends
  Frequency of claims with payment capped by policy limits
  Change in average severity of accidents, or proportion of severe accidents

  Subrogation opportunities
  Changes in claim handling procedures
  Frequency of visits to health providers
  Number of medical procedures given during visits to health providers
  Types of health providers used
  Types of medical treatments received
  Changes in cost of medical treatments
  Degree of patient responsiveness to treatment

2. Book of Business risk factors

  Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
  Changes in mix of insured vehicles
  Changes in underwriting standards

The Company uses several loss reserving methods to capture the development characteristics of this line of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all commercial automobile liability categories of business, the Company considers additional analytic measures based upon the Claims and Book of Business risk factors noted above in deriving its loss reserve estimate.

A significant portion of the Company’s commercial automobile liability is related to automobiles that are stationary for significant periods of time, such as automobile sales lots. In addition, the Company insures commercial automobiles that travel within a very short radius of the primary insured location, such as shuttle buses. Based on the Company’s targeted markets and their specific loss characteristics, the Company seeks to utilize methods and analytics that reflect the particular exposure to loss for these markets.

Impact of changes in key assumptions on reserve volatility

The Company estimates reserves using a variety of methods, assumptions and data elements. The reserve estimation process includes explicit assumptions about a number of factors in the internal and external environment. Across most lines of business, the most important assumptions are future loss development factors applied to paid or reported losses to date. For most lines, the reported loss development factor is most important. In workers compensation, paid loss development factors are also important. The trend in loss costs is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.

The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among other key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. The estimated variations in reserves due to changes in key assumptions discussed below are a reasonable estimate of possible variations that may occur in the future, likely over a period of several calendar years. It is important to note that the variations discussed herein are not meant to be a worst or best case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

Recorded gross reserves for property were $50.7 million. Property reserves are for a short tailed line of business and are therefore less volatile than longer tailed lines of business. An expected loss ratio is determined for current business, and the Company is able to determine within 18 to 36 months after the beginning of an accident year whether or not the loss frequency and severity assumptions underlying the expected loss ratio were appropriate. The Company is able to respond more quickly to trends in loss frequency and severity for the Property line of business, and adjust loss reserves accordingly. Because ultimate Property loss values are more easily quantified within 18 to 36 months after the beginning of an accident year, the range of possible loss outcomes is narrower than the range for casualty lines, and the Company is less susceptible to reserve volatility resulting from changes in key assumptions.

Recorded gross reserves for general liability were $1,110.8 million, with approximately one-fourth of that amount related to runoff asbestos, environmental, and other latent exposures. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that the Company has experienced in the past and which management considers possible, the estimated net reserve could change by $65.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $193.7 million as of December 31, 2007. If the development patterns underlying the Company’s net reserves for this line of business changes by 10 points, the estimated net reserve could change by $19.0 million, in either direction.

Recorded gross reserves for PXRE’s legacy property reserves are $198.5 million, with approximately $130 million of that for the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). A range of potential KRW reserves is calculated by varying key assumptions regarding PXRE and industry loss reporting patterns. These assumptions include assuming one quarter acceleration and deceleration around expected historical reporting patterns, incorporating the most recent RAA industry reporting patterns as well as observing the monthly patterns exhibited by the 2004 Florida hurricanes with the assumption that this composite event may serve as a proxy for the 2005 Hurricanes. A selected range of $15.0 million below and $10.0 million above net carried reserves was determined in the aggregate for all three KRW events combined, after considering the sensitivity analysis outlined above, management’s best loss estimates, and actuarial judgment. This range of reasonable estimates does not represent a range of all possible outcomes, but it is intended to reflect the inherent variability in actuarial reserving methodologies. For PXRE Legacy business excluding the 2005 Hurricanes, the range was calculated using a statistical model to simulate a range of results about management’s best estimate assuming probability distributions believed to reasonably reflect a potential for favorable and unfavorable loss development. A 10 point difference in the assumptions underlying future loss development patterns related to these reserves could change the estimated net reserve by $7.0 million, in either direction.

Recorded gross reserves for workers compensation were $691.8 million. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. Across the entire reserve base, a 1 point change in calendar year medical inflation could change the estimated net reserve by $40.0 million, in either direction.

Recorded gross reserves for auto liability were $135.6 million across all lines, almost entirely Commercial Lines. Commercial auto liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to the Company’s results of operations in any given period. A key assumption for Commercial Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. A 3 point change in assumed annual severity is within the range of historical experience for the industry and for the Company, and which management considers possible. A 3 point change in assumed annual severity could change the estimated net reserve by $20.0 million, in either direction.

With respect to asbestos and environmental general liability losses, the Company wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of those risks assumed from other insurers writing primary, excess and reinsurance coverages. Fourth, subsidiaries of the Company participated in the London Market, writing both direct insurance and assumed reinsurance business. With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, the Company believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past, insurers in general, including the Company, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other insurance and reinsurance carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.

It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted or what its effect would be on the Company’s aggregate asbestos liabilities.

The reporting pattern for assumed reinsurance claims, including those related to asbestos and environmental claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are more difficult with regard to estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The process of estimating asbestos and environmental reserves, which are detailed in Note 16, “Run-off Lines”, of Notes to Consolidated Financial Statements, remain subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, the Company selects a point estimate of reserves that represents management’s best estimate. Management believes that the aggregate loss reserves at December 31, 2007 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2007, the Company recorded gross loss reserves of $2,425.5 million, and loss reserves net of reinsurance of $1,863.3 million. Although a point estimate of reserves is selected for inclusion in the Company’s financial reports, it is unlikely that the final amount paid will equal that point estimate. In order to provide an indication of the variability in loss reserve estimates, the Company develops reserve ranges by applying varying favorable and unfavorable assumptions to loss reserving methods used to derive point estimates.

The Company estimates its range of reserves, net of reinsurance, at $1,742.8 million to $2,036.2 million, excluding reserves from PXRE Reinsurance Company of $135.7 million that are included as a component of “Liabilities held for sale” in the Consolidated Balance Sheet. In determining this range, loss reserve analyses were performed for each of its major operating segments, comprising both ongoing operations and runoff businesses. As discussed in the Loss Reserve Estimation Methods section, various methodologies and assumptions were utilized. The high and low end estimates are developed by making reasonable changes to specific assumptions and weightings of loss reserve methodologies used to estimate IBNR. For PXRE Legacy business, excluding the 2005 Hurricanes, the range is calculated using a statistical model to simulate a range of results about management’s best estimate assuming probability distributions believed to reasonably reflect a potential for favorable and unfavorable loss development. High and low end loss outcomes developed for each major business segment are summed together to derive the range. Management believes the variations applied result in a range that represents a reasonably possible lowest to highest outcome.

This approach may result in a different range than might be derived from other approaches, since the Company does not attempt to estimate covariance effects which may occur because its lines of business and the events driving ultimate losses may not be correlated. Nor does the Company’s estimated range recognize sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos. These factors in combination with other events which may not be contemplated by management in developing its range may cause reserves to develop either more or less favorably than indicated by assumptions that management considers reasonable. This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor. Rather, management estimates a range based upon the estimation methods involved.

In establishing its best estimate for reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts and the legislatures in the recent past and the possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and the ratings assigned to the insurance subsidiaries by the nationally recognized insurance rating agencies. However, approximately 95 percent of the Company’s loss reserves are for long tail exposures. Losses for these exposures are generally paid over several years subsequent to changes in loss reserve estimates. As a result, loss reserve changes for long tail lines do not generally impact liquidity in the period of the change.

Reinsurance Premiums and Recoverables. Premiums on reinsurance business assumed are recorded as earned evenly over the contract period based upon estimated subject premiums. Assumed premium is comprised of both minimum and deposit premium and an estimate of premium. Minimum and deposit premium is billed and collected in accordance with the provisions of the contracts and is usually billed quarterly or semi-annually. A premium estimate is also recorded if the estimate of the ultimate premium is greater than the minimum and deposit premium. The final or ultimate premium for most contracts is the product of the provisional rate and the ceding company’s subject net earned premium income (“SNEPI”). Because this portion of the premium is reasonably estimable, the Company records and recognizes it as revenue over the period of the contract in the same manner as the minimum and deposit premium. The key assumption related to the premium estimate is the estimate of the amount of the ceding company’s SNEPI, which is a significant element of the Company’s overall underwriting process. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

The premiums on reinsurance business ceded are recorded as incurred evenly over the contract period. Certain ceded reinsurance contracts contain provisions requiring us to pay additional premiums or reinstatement premiums in the event that losses of a significant magnitude are ceded under such contracts. Under GAAP, the Company is not permitted to establish reserves for these potential additional premiums until a loss occurs that would trigger the obligation to pay such additional or reinstatement premiums. As a result, the net amount recoverable from the Company’s reinsurers in the event of a loss may be reduced by the payment of additional premiums and reinstatement premiums. Frequently, the impact of such premiums will be offset by additional premiums and reinstatement premiums payable to the Company by its clients on its assumed reinsurance business. No assurance can be given; however, that assumed reinstatement and additional premiums will offset ceded reinstatement and additional premiums.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. Under the contract terms of certain of the Company’s excess of loss contracts, reinstatement premiums are mandatorily due Argo Group following a ceding company’s loss, based on pre-defined contract terms. Terms principally include a pro-rata amount of the original contract premium relative to the proportion of the contractual limit exhausted by the associated loss, without respect to time remaining in the term of the original limit, that is, the amount due is 100% as to time and pro-rata as to amount. Less frequently, terms can vary to incorporate a percentage of the original premium that is more or less than the original premium or can be pro-rata as to time remaining in the term of the original limit.

Assumed reinstatement premiums are accrued based upon contract terms applied to the amount estimated to settle ultimate incurred losses. The primary factor that could affect the estimate of assumed reinstatement premiums is management’s best estimate of ultimate incurred losses. While premiums stated relative to limit (“rates on line”) have an effect on the estimate of assumed reinstatement premiums, those associated with case reserves are based on actual contract rate on line terms, and those estimates associated with IBNR are based on weighted average rate on line terms of the book of business for a given underwriting year by line of business. Therefore the primary factor that could change the estimate of assumed reinstatement premium is management’s best estimate of ultimate incurred losses and the mix of treaties along with their respective rate on lines that ultimately incur losses. Assumed reinstatement premiums receivable are settled on a net basis when loss payments are made to cedents. Accordingly, there is an insignificant amount of credit risk associated with this asset as of any given period end date.

Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation. Ceding ratios are determined using actuarial assumptions, and therefore, are subject to the same uncertainties as reserves for losses and loss adjustment expenses. Additionally, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to perform under the contract. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligation under the reinsurance agreement. The Company evaluates the balances due from reinsurance companies for collectibility, and when indicated, in management’s opinion, issues of collectibility exist, establish an allowance for doubtful accounts.

Share-based Payments. In January 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and required companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options, non-vested stock grants and stock issued under the employee stock plans. Prior to adopting SFAS 123(R), the Company accounted for stock based compensation under APB Opinion No. 25, recognizing compensation expense only when the fair market value on the measurement date was greater than the strike price of grant.

As of December 31, 2007, there was $6.0 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company, which will be amortized into expense over the vesting period, typically two to five years. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. Additionally, as of December 31, 2007, the Company had $5.9 million of total unrecognized compensation cost related to stock option grants outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.9 years. The vesting period for the options is typically four years; however, the majority of this cost will be recognized over the next two to three years, in accordance with vesting provisions. In 2006 and continuing into 2007, the Company adjusted the mix of its share-based payment awards, granting a higher percentage of non-vested shares than in previous years.

The Company estimates the fair value of stock option awards on the date of grant utilizing the Black-Scholes option pricing model. Certain assumptions used in the Black-Scholes model can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. For 2007 and 2006, the Company has relied exclusively on historical volatility as an input for determining the estimated fair value of stock options. In determining the expected term of the option grants, the Company has observed the actual exercise patterns of prior grants. The risk-free interest rates used were the five-year treasury constant maturity rate on the date of grant. The expected dividend yield was set at zero, as the Company suspended dividend payments in 2003. Argonaut Group paid a special dividend in July 2007; however, it was determined that it would not have an effect on the Black-Scholes fair values for options issued in the current period. These assumptions are management’s best estimate of the characteristics of the options, based on historical volatility and exercise patterns. Additionally, forfeiture rates are estimated based on prior option vesting experience. If the estimates of employees’ forfeiture rates are not correct at the end of the term of the option, the Company will record either additional expense or a reduction in expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility as determined by management. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings.

Valuation of Investments. The Company’s investments in fixed maturities, preferred stocks and common stocks are classified as available for sale and are reported at fair value under GAAP. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using quoted market prices where available. For securities not actively traded, fair values are estimated using values obtained from the Company’s independent investment managers. To estimate the fair value of these investments, the investment managers employ various models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves. As of December 31, 2007, investments held by the Company for which there is not a quoted market price is less than 1% for the investment portfolio. The actual value at which such securities could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

The Company regularly monitors the difference between the estimated fair values of its investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive operations as a separate component of shareholders’ equity. If the decline is believed to be “other than temporary,” the carrying value of the investment is written down and recorded as a realized loss in the Consolidated Statements of Operations. Each quarter, all investments in an unrealized loss position are formally reviewed. In assessing whether an investment is suffering a decline in value that is “other than temporary” the Company pays particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments. Additionally, the Company evaluates its ability and intent to retain the investment in an unrealized loss position for a period of time sufficient to allow for a recovery in value. If it is concluded that a decline is “other than temporary,” a realized investment loss for the impairment is recognized. For the year ended December 31, 2007, the Company recorded $2.3 million of realized losses due to the recognition of an other than temporary impairment.

For additional discussion of the risks related to the Company’s investment portfolio, please refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 79 - 82.

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the Company’s United States subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of the Company’s deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. The Company’s deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio as well as deferred acquisition costs.

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. Prior to the Merger, PXRE established a valuation allowance equivalent to its net deferred tax asset, due to the uncertainty with respect to the amount of future taxable income that may be generated by the Company. Due to the continued uncertainty as to the recovery of the net deferred tax assets, Argo Group concluded that the full valuation allowance was required for the entire deferred tax asset of PXRE. The Company’s deferred tax asset of $30.3 million is net of the deferred tax asset valuation allowance of $18.8 million. Management will continue to evaluate this valuation allowance on an ongoing basis and will make any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. As a result of the merger between PXRE and Argonaut Group, utilization of the net operating loss carry-forward included in deferred tax assets will be limited to future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of its investment portfolio as a result of fluctuations in prices and interest rates. Interest expense fluctuates with changes in interest rates as well. In addition, the Company’s international business is subject to currency exchange rate risk. The Company does not hold any investment-related derivative instruments.

The Company’s investment portfolio includes $43.0 million par value of mortgage-backed securities collateralized by sub prime residential loans at December 31, 2007. The book value of these mortgage securities was $41.8 million and the fair value was $40.5 million, representing 1.1% of the Company’s consolidated investment portfolio. Of these securities, 83.7% ($33.9 million fair value) were rated AAA, 15.1% ($6.1 million fair value) were rated AA and 1.2% ($0.5 million fair value) were rated A or lower. Securities with a fair value of $10.9 million at December 31, 2007 have been placed on watch as part of S&P and Moody’s recent ratings announcements. Securities with a fair value of $0.5 million at December 31, 2007 have been downgraded by S&P and Moody’s subsequent to year-end, but still remain investment-grade. Sub prime residential mortgage securities issued in 2006 have experienced higher delinquency and foreclosure rates than originally expected, with the worst performance by variable rate mortgage loans. The Company’s investment portfolio includes sub prime mortgage-backed securities issued over several years from 2001 through 2006. The majority of the underlying mortgage loans on the Company’s sub prime securities are fixed rate, with less than 1% of the consolidated investment portfolio with floating rates. Securities issued in 2006 comprise 0.2% ($7.4 million fair value) of the consolidated investment portfolio and are all rated AAA. The Company’s exposure to unrealized losses on securities with sub prime exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company manages and mitigates sub prime risk exposure through monitoring and analysis of available data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of sub prime assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has never purchased collateralized debt obligations or mortgage derivatives.

The Company’s investments in structured securities at December 31, 2007 consist of the following:

	Amortized	Fair
(in millions)	Cost	Value
Collateralized mortgage obligations	$328.9	$326.9
Mortgage-backed securities	518.6	523.3
Asset-backed securities	319.7	319.2
Total structured securities	$1,167.2	$1,169.4

Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At December 31, 2007, the total fair value of these securities was $441.3 million, or 12.4% of the consolidated investment portfolio. Of theses securities, 26.9% ($118.7 million fair value) have an underlying issuer rating of AAA, 49.0% ($216.2 million fair value) have an underlying issuer rating of AA, and 17.2% ($76.1 million fair value) have an underlying rating of A. The remaining 6.9% has an underlying issuer rating less than A. The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers.

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s investment committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is not only diversified among different types of investments, but weighted toward the upper end of the investment-grade rating spectrum. At December 31, 2007, 96.4% ($2.5 billion) of the Company’s portfolio was rated A or better, with 75.7% ($2.0 billion) of the portfolio rated AAA.

	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
(in millions)	AAA	AA	A	Other	Total
U.S. Treasury securities	$69.1	$-	$-	$-	$69.1
U.S. Government agencies	238.5	6.1	-	-	244.6
Obligations of states and political
subdivisions	474.3	143.1	3.2	0.9	621.5
Corporate securities	37.7	111.4	270.1	55.6	474.8
Structured securities	1,161.9	6.1	1.4	-	1,169.4
Foreign government	-	-	-	15.7	15.7
Redeemable preferred stock	-	-	-	1.2	1.2
Other (1)	-	-	-	19.7	19.7
	$1,981.5	$266.7	$274.7	$93.1	$2,616.0

(1)	Securities yet to be identified for receipt of a future dividend (see Note 3, “Sale of PXRE Reinsurance Company” in the Notes to the Consolidated Financial Statements). Fair value approximates cost.

Although the Company’s functional currency is the U.S. dollar, premium receivables, premium payable and loss reserves include business denominated in currencies other than U.S. dollars. The Company is exposed to the possibility of significant claims in currencies other than U.S. dollars. The Company may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect the Company’s operating results. While the Company holds positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations, the Company does not currently hedge its currency exposures before a catastrophic event that may produce a claim. The Company also has an exposure to foreign currency risks in conjunction with certain reinsurance agreements and through its investments in foreign securities. Accounts under the reinsurance agreements may settle in currencies including U.S. dollars, British pounds, Canadian dollars, Swiss francs, Danish krone, Japanese yen, and Euros. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the year ended December 31, 2007 (which includes the consolidated results of Argo Group beginning on August 7, 2007, the closing date of the Merger), the Company recorded a loss of $0.7 million on foreign currency translation. Management is unable at this time to estimate the future gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the S&P 500 stocks. Marketable equity securities are carried on the consolidated balance sheet at fair value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 1.7% of shareholders’ equity as of December 31, 2007. At December 31, 2007 and 2006, the fair value of the common stock portfolio was $302.8 million and $260.1 million, respectively. A hypothetical decrease of 10% in the market price of each security held at December 31, 2007 and 2006 would have resulted in a decrease of $30.3 million and $26.0 million, respectively, in the fair value of the equity portfolio.

The Company’s portfolio of investments in fixed income and short-term securities (principally Treasury bills and Federal Home Loan discount notes) may be adversely affected by changes in interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and proceeds are reinvested at lower interest rates resulting in lower investment income. Exposure to interest rate risk is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds (“AAA” for U.S. treasury notes and government agency bonds and “A minus” or better for municipal bonds, corporate bonds and preferred stocks) or in securities which are guaranteed by the United States federal government. Less than 1% of the fixed income portfolio is invested in bonds rated lower than BBB minus at December 31, 2007. Duration is a common gauge of the price sensitivity of a fixed income portfolio to a change in interest rates. Based upon a pricing model, the Company determines the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity and short-term investments resulting from changes in the rate of 100, 200 and 300 basis points as of December 31, 2007:

	-200	-100	Base Case	100	200	300
Book Yield	5.4%	4.8%	4.7%	4.7%	4.7%	4.7%
Market Yield	2.3%	3.4%	4.4%	5.3%	6.3%	7.3%
Average Life (years)	3.1	3.5	4.1	4.3	4.4	4.5
Option Adjusted Duration (years)	2.3	2.7	3.1	3.3	3.3	3.3
Market Value (in millions)	$3,334.4	$3,251.1	$3,237.6	$3,055.9	$2,958.4	$2,865.8
Gain (Loss) (in millions)	$108.9	$25.6	$12.1	$(169.6)	$(267.1)	$(359.7)

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. In accordance with policy, the determination that a security has incurred an other-than-temporary decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary impairment declines in fair value involves the consideration of several factors, including but not limited to whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and management’s intent and ability to hold the investment until the fair value is recovered. If consideration of these factors yields a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and a realized loss is recognized. As of December 31, 2007, the Company had gross unrealized losses of $7.1 million that were in an unrealized loss position for less than one year and $16.5 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $15.9 million of the unrealized losses, which were due to increased interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of December 31, 2007 are temporary.

For the year ended December 31, 2007 (which includes the consolidated results of Argo Group beginning on August 7, 2007, the closing date of the Merger), the Company recorded other-than-temporary impairments of $2.3 million. For the year ended December 31, 2006, Argonaut Group recorded other-than-temporary impairments of $1.2 million.

The Company has $311.8 million, par value, of junior subordinated debentures at an amortized value of $311.4 million at December 31, 2007. Approximately $162.3 million of these debentures are subject to variable interest rates. Thus, interest expense on these debentures is directly correlated to market interest rates, specifically changes in the 3-Month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the December 31, 2007 outstanding par value of $311.8 million, a 100 basis point change in market interest rates would change annual interest expense by $3.1 million.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of two professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on page 64).

Item 8. Financial Statements and Supplementary Data

The report of the independent auditors, the consolidated financial statements of Argo Group International Holdings, Ltd. and subsidiaries and the supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Registered Independent Public Accounting Firm
Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Argo Group International Holdings, Ltd. and subsidiaries and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 28 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Executive Officers,” “Audit Committee Financial Expert,” “Security Ownership of Principal Stockholders and Management”,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 6, 2008.

The Company has adopted a Code of Business Ethics & Conduct (“the Ethics Code”) and believes that it complies with standards mandated by the Sarbanes-Oxley Act of 2002. The Ethics Code applies to all of the Company’s directors, officers and employees (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions). The Ethics Code is posted on the Company’s website at www.argolimited.com on the Investor Relations page. The Company will provide, upon request, a copy of the Ethics Code free of charge. The Company will post on its website material changes to, or waiver from, the Ethics Code, if any.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Indemnification,” “Pension Plan,” and “Compensation of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 6, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Based Compensation Plans

In November 2007, the Company’s shareholders approved the Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (the “LTIP”). The LTIP replaces the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the PXRE Group Ltd. Incentive Bonus Compensation Plan, both which were approved by their respective shareholders. Both plans were terminated as of the date of the merger, and all outstanding awards were converted into equivalent shares equity awards of Argo Group. The Argonaut Group, Inc. Non-Employee Directors Plan, the PXRE Group Ltd. Director Stock Plan and the PXRE Group Ltd. Director Equity and Deferred Compensation Plan, which were previously approved by shareholders, were terminated as of the merger date, and all outstanding awards converted into equivalent shares of Argo Group. All unissued shares available in the reserve were canceled as of the merger date. The following table sets forth information as of December 31, 2007 concerning the Company’s equity compensation plans:

	Number of	Weighted-
	Securities To Be	Average Per	Number of Securities
	Issued Upon	Share Exercise	Remaining Available For
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans
approved by shareholders:
Argo Group International Holdings Ltd.
Long-Term Incentive Plan:
Stock Options	65,150	$41.08	4,415,207
Non-vested stock	7,143	-	(A)
Argonaut Group, Inc. Amended and Restated
Stock Incentive Plan
Stock Options	997,475	$35.22	-
Non-vested stock	166,222	-	-
PXRE Group Ltd. Incentive Bonus
Compensation Plan
Stock Options	16,398	$205.04	-
Argonaut Group, Inc. Non-Employee Director
Stock Option Plan	22,694	$51.87	-
PXRE Group Ltd. Directors Stock Plan	22,965	$206.22	-
PXRE Group Ltd. Directors Equity and Deferred
Compensation Plan	7,723	$194.01	-
Equity compensation plans not
approved by shareholders	-	$-	-
Total	1,305,770	$42.99	4,415,207

(A)	Under the LTIP, a total of 4.5 million shares are authorized and reserved under the Plan. Each grant of an option will reduce the share pool by one share. Each grant of non-vested share awards will reduce the pool by 2.75 shares. As of December 31, 2007 the pool was reduced by 65,150 option shares and 19,643 non-vested shares (7,143*2.75 shares).

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 6, 2008.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 6, 2008.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 6, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flow
For the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant
December 31, 2007 and 2006

Schedule III - Supplementary Insurance Information
For the Years Ended December 31, 2007, 2006 and 2005

Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2007, 2006 and 2005

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argo Group International Holdings, Ltd. and its subsidiaries listed on the above index.

(a) 3.	Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 14, 2007 and amended and restated as of June 8, 2007, by and among Argo Group International Holdings, Ltd. (formerly named PXRE Group Ltd.) (“Argo Group”), PXMS Inc. and Argonaut Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Argo Group on Form 8-K filed on August 8, 2007).

3.1	Amended and Restated Memorandum of Association of Argo Group (incorporated by reference to Exhibit 3.1 to the Current Report of Argo Group on Form 8-K filed on August 8, 2007).

3.2	Bye-Laws of Argo Group (incorporated by reference to Exhibit 3.2 to the Current Report of Argo Group on Form 8-K filed on August 8, 2007).

4.1	Form of Certificate of Common Shares of Argo Group (incorporated by reference to Exhibit 4.1 to the Current Report of Argo Group on Form 8-K filed on August 8, 2007).

4.2	Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (incorporated by reference to Exhibit 4.3 to PXRE Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.3	First Supplemental Indenture, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Trustee, in respect of PXRE Corporation’s 8.85% Junior Subordinated Deferrable Interest Debentures due 2027 (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.4	Amended and Restated Declaration of Trust of PXRE Capital Trust I, dated as of January 29, 1997, among PXRE Corporation, as Sponsor, the Administrators thereof, First Union Bank of Delaware, as Delaware Trustee, First Union National Bank, as Institutional Trustee, and the holders from time to time of undivided interests in the assets of PXRE Capital Trust I (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.5	Capital Securities Guarantee Agreement, dated as of January 29, 1997, between PXRE Corporation and First Union National Bank, as Guarantee Trustee (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.6	Common Securities Guarantee Agreement, dated as of January 29, 1997, executed by PXRE Corporation (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.7	Registration Rights Agreement dated as of January 29, 1997, among PXRE Corporation, PXRE Capital Trust I and Salomon Brothers Inc, as Representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996).

4.8	Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust II, dated as of May 15, 2003, among Argo Group, as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Statutory Trust II (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.9	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, dated as of May 15, 2003, among Argo Group as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.10	Guarantee Agreement, dated as of May 15, 2003, executed and delivered by Argo Group, as Guarantor, and U.S. Bank National Association, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust II (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.11	Amended and Restated Declaration of Trust of PXRE Capital Trust III, dated as of May 22, 2003, among Argo Group, as Sponsor, the Administrators thereof, Wilmington Trust Company, as Delaware and Institutional Trustee, and the holders from time to time of undivided beneficial interests in the assets of PXRE Capital Trust III (incorporated by reference to Exhibit 10.6 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.12	Indenture for Fixed Rate Junior Subordinated Debt Securities due 2033, dated as of May 22, 2003, among Argo Group as Issuer, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.7 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.13	Guarantee Agreement, dated as of May 22, 2003, executed and delivered by Argo Group, as Guarantor, and Wilmington Trust Company, as Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Trust III (incorporated by reference to Exhibit 10.8 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14	Amended and Restated Declaration of Trust of PXRE Capital Statutory Trust V, dated as of October 29, 2003, among Argo Group, as Sponsor, the Administrators thereof, U.S. Bank National Association, as Institutional Trustee, and the holders, from time to time, of undivided beneficial interests in the assets of PXRE Capital Statutory Trust V (incorporated by reference to Exhibit 4.23 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.15	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Series D, due 2033, dated as of October 29, 2003, among Argo Group as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.24 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	Guarantee Agreement, dated as of October 29, 2003, executed and delivered by Argo Group, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, for the benefit of the holders from time to time of the Capital Securities of PXRE Capital Statutory Trust V (incorporated by reference to Exhibit 4.25 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Amended and Restated Trust Agreement of PXRE Capital Trust VI, dated as of November 6, 2003, among Argo Group, as Depositor, the Administrators thereof, JPMorgan Chase Bank, as Property Trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and the several Holders as defined therein (incorporated by reference to Exhibit 4.28 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Junior Subordinated Indenture, dated as of November 6, 2003, among Argo Group and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.29 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Guarantee Agreement for PXRE Capital Trust VI, dated as of November 6, 2003, among Argo Group, as Guarantor, and JPMorgan Chase Bank, as Guarantee Trustee (incorporated by reference to Exhibit 4.30 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Commutation Agreement, effective January 1, 2005, between PXRE Reinsurance Ltd. and Select Reinsurance Ltd. (incorporated by reference to Exhibit 10.11 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2	Aggregate Excess of Loss Agreement effective October 1, 1999 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 1999).

10.3	Annex IV to Aggregate Excess of Loss Agreement effective January 1, 2003 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 2002).

10.4	Annex V to Aggregate Excess of Loss Agreement effective September 12, 2005 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 2005).

10.5	Aggregate Excess of Loss Agreement, effective as of September 13, 2005 between PXRE Reinsurance Company and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 2005).

10.6	Excess of Loss Agreement effective January 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 2005).

10.7	Excess of Loss Agreement effective April 1, 2006 between PXRE Reinsurance Ltd. and PXRE Reinsurance Company (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated May 11, 2006).

10.8	Deed Poll Guarantee of Argo Group in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns, dated as of August 23, 1993, between PXRE Corporation and PXRE Reinsurance Company (Exhibit 10.8 to the Annual Report on Form 10- K of PXRE Corporation for the fiscal year ended December 31, 1993); Addendum No. 2, dated November 10, 1994, to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Addendum No. 3, dated as of December 11, 1996 to the PXRE Corporation Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Returns (Exhibit 10.22 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1996); and Addendum No. 4 to the PXRE Group Amended and Restated Agreement Concerning Filing of Consolidated Federal Income Tax Return between PXRE Corporation and Transnational Insurance Company (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 2000).

10.10	NEAM Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and PXRE Reinsurance Company; Investment Management Agreement, dated April 8, 2002, between General Re-New England Asset Management, Inc. and Argo Group; Investment Management Agreement, dated April 8, 2002 between General Re-New England Asset Management, Inc. and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.11	Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).

10.12	Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders).

10.13	Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).

10.14	Lease, dated May 9, 1994, between Thornall Associates, L.P. and PXRE Corporation (Exhibit 10.24 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1994); Lease, dated November 1, 1999, between Thornall Associates, L.P. and PXRE Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 1999); Sublease, dated July 1, 2000, between I-many, Inc. and PXRE Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Argo Group for the fiscal year ended December 31, 2000).

10.15	Lease, dated February 23, 2005, between Barr’s Bay Properties Limited and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.34 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16	Lloyd’s Deposit Trust Deed (Third Party Deposit) dated November 29, 1996 between PXRE Limited and PXRE Reinsurance Company (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.17	Lloyd’s Security and Trust Deed (Letter of Credit and Bank Guarantee) dated November 29, 1997, between PXRE Limited and Lloyd’s of London (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of PXRE Corporation for the fiscal year ended December 31, 1997).

10.18	Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed June 25, 2004).

10.19	Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed June 25, 2004).

10.20	Global Amendment Agreement to the Letter of Credit Facility Agreement, dated January 28, 2005, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (incorporated by reference to Exhibit 99.1 to Argo Group’s Current Report on Form 8-K filed January 28, 2005).

10.21	Amendment Agreement dated December 31, 2005 between PXRE Reinsurance Ltd and Barclays Bank PLC increasing Letter of Credit capacity to $250 million (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated January 9, 2006).

10.22	Letter of Credit Facility Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.23	Insurance Letters of Credit – Master Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.24	Pledge Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.25	Additional Agreement dated January 19, 2006 between PXRE Reinsurance Ltd and Citibank Ireland Financial Services PLC adding a second Letter of Credit facility of $200 million. (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated January 19, 2006).

10.26	Underwriting Agreement, dated October 3, 2005, between Argo Group and Credit Suisse First Boston LLC, as the underwriter (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.27	Reinsurance Agreement, dated October 8, 2005, by and between Argo Group as cedent and Atlantic and Western Re Limited, as reinsurer (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated November 8, 2005).

10.28	Stop Loss Reinsurance Agreement between PXRE Reinsurance Limited, Lloyd’s Syndicate 1224 and Omni Whittington Capital Management Limited (incorporated by reference to Exhibit 99.2 of Argo Group’s Current Report on Form 8-K dated November 29, 2005).

10.29	Reinsurance Agreement, dated December 21, 2005, by and between Argo Group as cedent and Atlantic and Western Re II Limited, as reinsurer (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated December 21, 2005).

10.30	Third Amendment dated December 29, 2006 by and between PXRE Reinsurance Ltd and Barclays Bank PLC (incorporated by reference to Exhibit 10.49 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.31	Voting and Conversion Agreement dated March 14, 2007, between PXRE Group Ltd., Argonaut Group, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 4.1 of Argo Group’s Current Report on Form 8-K dated March 16, 2007).

10.32	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.33	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.34	Tax Agreement by and among Argonaut Group, Inc. and its subsidiaries and Teledyne, Inc. (incorporated by reference to Exhibit 10.3 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.35	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.36	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.37	Quota Share Reinsurance Agreement, dated as of March 31, 2003, by and among Colony Insurance Company, Colony National Insurance Company, Colony Specialty Insurance Company and Houston Casualty Company (incorporated by reference to Exhibit 10.1 to Argonaut Group, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.38	Executive Retention Agreement Between Argonaut Group, Inc. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Argonaut Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.39	Executive Retention Agreement Between Argonaut Group, Inc. and Mark W. Haushill (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.40	Executive Retention Agreement Between Argonaut Group, Inc. and Byron L. LeFlore (incorporated by reference to Exhibit 10.3 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.41	Executive Retention Agreement Between Argonaut Group, Inc. and Charles W. Weaver (incorporated by reference to Exhibit 10.4 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.42	Credit Agreement dated as of March 6, 2006 among Argonaut Group, Inc., The Lenders Party Hereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wachovia Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.1 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2006).

10.43	Argonaut Deferred Compensation Plan for Non-Employee Directors, effective December 16, 2005 (incorporated by reference to Exhibit 99.3 to Argonaut Group, Inc.’s S-8 filed November 29, 2007).

10.44	Separation Agreement dated March 14, 2007 between Argo Group and Jeffrey L. Radke (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2007).

10.45	Employment Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

10.46	Letter Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Barbara Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007).

10.47	Separation Agreement and General Release, executed November 14, 2007, between Argonaut Group, Inc. and Gregory M. Vezzosi (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

10.48	Executive Employment Agreement executed December 7, 2007 between Argonaut Group, Inc. and Dale H. Pilkington (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007).

10.49	Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).

10.50	Amendment No. 1, dated August 6, 2007, to Argonaut Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.4 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.51	Amendment No. 1 to Credit Agreement and Waiver, dated as of May 25, 2007, among Argonaut Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wachovia Bank, N.A., as syndication agent (incorporated by reference to Exhibit 4.1 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007).

10.52	Lockup Agreement with Mark E. Watson III, dated June 13, 2007 (incorporated by reference to Exhibit 10.1 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.53	Lockup Agreement with Barbara C. Bufkin, dated June 13, 2007 (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.54	Lockup Agreement with Mark W. Haushill, dated June 13, 2007 (incorporated by reference to Exhibit 10.3 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.55	Lockup Agreement with Byron L. Leflore, Jr., dated June 13, 2007 (incorporated by reference to Exhibit 10.4 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.56	Lockup Agreement with Gregory Vezzosi, dated June 13, 2007 (incorporated by reference to Exhibit 10.5 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.57	Lockup Agreement with Chuck W. Weaver, dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

12	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer
Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III	President, Chief Executive	February 29, 2008
Mark E. Watson III	Officer and Director
(principal executive officer)

/s/ Mark W. Haushill	Interim Chief Financial Officer	February 29, 2008
Mark W. Haushill	(principal financial and accounting officer)

/s/ Gary V. Woods	Director	February 29, 2008
Gary V. Woods

/s/ John R. Power, Jr.	Director	February 29, 2008
John R. Power, Jr.

/s/ Hector DeLeon	Director	February 29, 2008
Hector DeLeon

/s/ Frank W. Maresh	Director	February 29, 2008
Frank W. Maresh

/s/ F. Sedgwick Browne	Director	February 29, 2008
F. Sedgwick Browne

/s/ H. Berry Cash	Director	February 29, 2008
H. Berry Cash

/s/ Bradley E. Cooper	Director	February 29, 2008
Bradley E. Cooper

/s/ Fayez S. Sarofim	Director	February 29, 2008
Fayez S. Sarofim

/s/ Allan W. Fulkerson	Director	February 29, 2008
Allan W. Fulkerson

/s/ David Hartoch	Director	February 29, 2008
David Hartoch

/s/ Mural R. Josephson	Director	February 29, 2008
Mural R. Josephson

/s/ Philip R. McLoughlin	Director	February 29, 2008
Philip R. McLoughlin

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for share-based payments and its method of accounting for defined benefit pension plans, and in 2007 the Company changed its method for accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 28, 2008

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturities, at fair value (cost: 2007 - $2,603.1; 2006 - $2,052.6)	$2,616.0	$2,024.8
Equity securities, at fair value (cost: 2007 - $200.3; 2006 - $166.8)	302.8	260.1
Other investments, at fair value (cost: 2007 - $15.2; 2006 - $16.4)	15.2	16.0
Short-term investments, at fair value, which approximates cost	621.6	213.2
Total investments	3,555.6	2,514.1

Cash	42.2	43.8
Accrued investment income	24.9	19.5
Premiums receivable	223.7	174.5
Reinsurance recoverables	610.1	551.9
Goodwill	106.3	106.3
Deferred tax asset, net	30.3	50.4
Deferred acquisition costs, net	92.0	92.1
Ceded unearned premiums	114.5	114.0
Other assets	67.3	54.9
Assets held for sale	256.6	-
Total assets	$5,123.5	$3,721.5

Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$2,425.5	$2,029.2
Unearned premiums	506.8	516.4
Accrued underwriting expenses	79.3	61.5
Funds held	42.4	53.1
Ceded reinsurance payable, net	49.7	48.4
Borrowing under revolving credit facility	58.0	-
Junior subordinated debentures	311.4	144.3
Current income taxes payable, net	5.1	1.2
Other liabilities	60.0	19.7
Liabilities held for sale	200.8	-
Total liabilities	3,739.0	2,873.8
Shareholders' equity:
Preferred shares - $1.00 par, 30,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 3,242,000 shares authorized,
Series A mandatory convertible preferred stock - 648,400 shares issued and
outstanding at December 31, 2006	-	0.6
Common shares - $1.00 par, 500,000,000 shares authorized; 30,663,037 shares issued and outstanding at December 31, 2007 and 45,388,000 shares
authorized, 21,045,452 issued and outstanding at December 31, 2006	30.7	21.0
Additional paid-in capital	685.9	281.6
Retained earnings	592.3	505.7
Accumulated other comprehensive income, net of taxes	75.6	38.8
Total shareholders' equity	1,384.5	847.7
Total liabilities and shareholders' equity	$5,123.5	3,721.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Premiums and other revenue:
Earned premiums	$859.8	$813.0	$699.0
Net investment income	134.3	104.5	83.9
Realized investment and other gains, net	5.9	21.2	3.3
Total revenue	1,000.0	938.7	786.2

Expenses:
Losses and loss adjustment expenses	526.9	477.6	427.2
Underwriting, acquisition and insurance expense	328.1	285.1	262.5
Interest expense and other	25.2	13.0	15.0
Total expenses	880.2	775.7	704.7

Income before income taxes and extraordinary item	119.8	163.0	81.5
Provision for income taxes	42.3	57.0	1.0
Income before extraordinary item	77.5	106.0	80.5
Extraordinary item	66.3	-	-
Net income	$143.8	$106.0	$80.5

Net income per common share - basic:
Income before extraordinary item	$3.05	$5.12	$4.22
Extraordinary item	2.61	-	-
Net income	$5.66	$5.12	$4.22

Net income per common share - diluted:
Income before extraordinary item	$3.01	$4.82	$3.91
Extraordinary item	2.57	-	-
Net income	$5.58	$4.82	$3.91

Dividend declared per common share:	$1.65	$-	$-

Weighted average common shares:
Basic	25,367,004	20,516,261	18,551,651
Diluted	25,773,631	21,981,065	20,587,206

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Net income	$143.8	$106.0	$80.5
Other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the period	0.8	-	0.2
Unrealized gains (losses) on securities (1):
Gains (losses) arising during the period	57.9	33.3	(35.7)
Less: reclassification adjustment for gains
included in net income	(5.9)	(13.6)	(3.3)
Other comprehensive income (loss) before tax	52.8	19.7	(38.8)
Income tax provision (benefit) related to other
comprehensive income (loss)	16.0	6.9	(13.6)
Other comprehensive income (loss), net of tax	36.8	12.8	(25.2)
Comprehensive income	$180.6	$118.8	$55.3

(1)

Included in unrealized gains on securities at December 31, 2007, is $1.6 million of unrealized gains attributable to investments held by PXRE Reinsurance Company which are a component of "Assets held for sale" in the Consolidated Balance Sheet. These investments are non-taxable.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except number of shares and per share amounts)

						Accumulated
			Additional		Deferred	Other
	Preferred	Common	Paid-In	Retained	Stock	Comprehensive	Shareholders'
	Shares	Shares	Capital	Earnings	Compensation	Income (Loss)	Equity
Balance, January 1, 2005	$1.9	$18.0	$213.5	$322.4	$(6.9)	$54.5	$603.4
Net income	-	-	-	80.5	-	-	80.5
Minimum pension liability, net of taxes	-	-	-	-	-	0.1	0.1
Change in net unrealized
appreciation on securities, net of taxes	-	-	-	-	-	(25.3)	(25.3)
Issue 1,610,000 shares common stock in
secondary offering, net of offering expenses	-	1.0	40.0	-	-	-	41.0
Series A preferred stock conversion	(0.3)	0.3	-	-	-	-	-
Activity under stock incentive plans	-	0.5	19.9	-	(3.4)	-	17.0
Retirement of common shares (tax
payments on non-vested stock)	-	-	(0.5)	-	-	-	(0.5)
Deferred taxes - option exercises	-	-	1.4	-	-	-	1.4
Employee stock purchase plan	-	-	0.7	-	-	-	0.7
Cash dividend declared - preferred
shares ($0.84/share)	-	-	-	(2.2)	-	-	(2.2)
Balance, December 31, 2005	1.6	19.8	275.0	400.7	(10.3)	29.3	716.1
Net income	-	-	-	106.0	-	-	106.0
Change in net unrealized
appreciation on securities, net of taxes	-	-	-	-	-	12.8	12.8
Common stock secondary offering expenses	-	-	(0.2)	-	-	-	(0.2)
Series A preferred stock conversion	(1.0)	1.0	-	-	-	-	-
Activity under stock incentive plans	-	0.3	15.4	-	-	-	15.7
Retirement of common shares (tax
payments on non-vested stock)	-	(0.1)	(0.9)	-	-	-	(1.0)
Deferred taxes - option exercises	-	-	1.8	-	-	-	1.8
Employee stock purchase plan	-	-	0.8	-	-	-	0.8
Cash dividend declared - preferred
shares ($0.72/share)	-	-	-	(1.0)	-	-	(1.0)
Adoption of SFAS No. 123(R)	-	-	(10.3)	-	10.3	-	-
Adoption of SFAS No. 158, net of tax	-	-	-	-	-	(3.3)	(3.3)
Balance, December 31, 2006	0.6	21.0	281.6	505.7	-	38.8	847.7
Net income	-	-	-	143.8	-	-	143.8
Minimum pension liability, net of taxes	-	-	-	-	-	0.5	0.5
Change in net unrealized
appreciation on securities, net of taxes	-	-	-	-	-	36.3	36.3
Series A preferred stock conversion	(0.6)	0.6	-	-	-	-	-
Activity under stock incentive plans	-	0.9	33.4	-	-	-	34.3
Retirement of common shares (tax
payments on non-vested stock)	-	-	(4.8)	-	-	-	(4.8)
Deferred taxes - option exercises	-	-	3.0	-	-	-	3.0
Employee stock purchase plan	-	-	0.7	-	-	-	0.7
Equity acquired in merger, net of
acquisition expenses	-	8.2	372.0	-	-	-	380.2
Cash dividend declared - preferred
shares ($0.21/share)	-	-	-	(0.1)	-	-	(0.1)
Cash dividend declared - common
shares ($1.65/share)	-	-	-	(57.1)	-	-	(57.1)
Balance, December 31, 2007	$-	$30.7	$685.9	$592.3	$-	$75.6	$1,384.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$143.8	$106.0	$80.5
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization and depreciation	8.4	10.5	10.0
Share-based payments expense	19.3	8.7	7.4
Excess tax benefits from share-based payments arrangements	(3.3)	(2.3)	-
Deferred federal income tax provision (benefit)	3.6	7.5	(3.7)
Tax benefit from exercise of stock options	-	-	1.4
Realized gains on investments	(5.9)	(13.6)	(3.3)
Gain on sale of real estate	-	(7.6)	-
Extraordinary gain due to merger	(66.3)	-	-
Change in:
Accrued investment income	(2.9)	(2.1)	(0.5)
Receivables	(62.7)	10.1	110.8
Deferred acquisition costs	0.2	(3.2)	(18.9)
Ceded unearned premiums	3.1	(10.7)	(27.6)
Reserves for losses and loss adjustment expenses	130.3	153.8	267.9
Unearned premiums	(10.3)	40.6	85.0
Ceded reinsurance payable	(1.2)	0.7	15.5
Income taxes payable	7.2	7.2	(0.6)
Accrued underwriting expenses and funds held	(13.2)	(18.8)	(125.5)
Deferred gain, retroactive reinsurance	-	-	(45.1)
Maturities of trading investments	5.2	-	-
Deposit liabilities paid	(2.4)	-	-
Other assets and liabilities, net	13.3	12.2	(20.1)
Cash provided by operating activities	166.2	299.0	333.2
Cash flows from investing activities:
Sales of fixed maturity investments	427.8	79.3	112.2
Maturities and mandatory calls of fixed maturity investments	257.9	207.0	172.1
Sales of equity securities	31.8	4.9	27.6
Sales of other investments	7.0	17.3	0.8
Purchases of fixed maturity investments	(953.8)	(645.4)	(540.5)
Purchases of equity securities	(57.3)	(35.7)	(44.2)
Change in short-term investments	100.6	59.7	(160.2)
Sale of real estate	-	7.7	-
Purchases of fixed assets	(6.7)	(5.3)	(2.2)
Payments received on real estate notes	-	18.1	19.7
Net cash acquired in merger	10.4	-	-
Other, net	(1.0)	-	-
Cash used by investing activities	(183.3)	(292.4)	(414.7)
Cash flows from financing activities:
Borrowing under revolving credit facility	58.0	-	-
Issuance of junior subordinated debentures	-	-	30.9
Stock options exercised, employee stock purchase plan issuance, and
retirement of common shares (tax payments on non-vested stock)	11.4	6.8	9.8
Secondary common stock offering, net of offering expenses	-	(0.2)	41.0
Excess tax benefits from share-based payment arrangements	3.3	2.3	-
Payment of cash dividend to common shareholders	(57.1)	-	-
Payment of cash dividend to preferred shareholders	(0.1)	(1.4)	(2.2)
Cash provided by financing activities	15.5	7.5	79.5
Change in cash	(1.6)	14.1	(2.0)
Cash, beginning of period	43.8	29.7	31.7
Cash, end of period	$42.2	$43.8	$29.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business. On March 14, 2007 (and as amended and restated on June 8, 2007), PXRE Group Ltd. (“PXRE”) and Argonaut Group, Inc. (“Argonaut Group”) entered into a merger agreement (the “Merger Agreement”) pursuant to which Argonaut Group became a wholly-owned subsidiary of PXRE on August 7, 2007 (the “Merger”). PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or “the Company”) upon the closing of the Merger. Immediately following the Merger, Argonaut Group’s pre-Merger shareholders held approximately 73% of PXRE’s shares, with PXRE’s pre-Merger shareholders retaining approximately 27% of PXRE’s shares. Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. Argo Group has accounted for the Merger as a purchase business combination, using Argonaut Group’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of PXRE as of August 7, 2007. As a result of the reverse acquisition treatment, the consolidated financial statements presented herein for periods ended prior to the closing of the Merger (and any other financial information presented herein with respect to such pre-Merger dates, unless otherwise specified) are the consolidated financial statements and other financial information of Argonaut Group. The results of operations, comprehensive income, and cash flows reflect those of Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007. See Note 2, “PXRE-Argonaut Group Merger,” for additional discussion of the Merger and an unaudited pro forma presentation of financial results for the combined company.

In connection with and immediately following completion of the Merger, on August 7, 2007 the Company’s common shares were split 1-for-10 in a reverse stock split. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

Argo Group is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Excess and Surplus Lines products are written by Colony Insurance Group, located in Richmond, Virginia, and Argonaut Specialty Insurance Services, headquartered in New York, New York. Select Markets products are written by Argonaut Insurance Company, headquartered in Chicago, Illinois; Argonaut Great Central Insurance Company, headquartered in Peoria, Illinois; Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania; Grocers Insurance, headquartered in Portland, Oregon and Trident Insurance Services, a wholly-owned subsidiary of the Company, headquartered in San Antonio, Texas. International Specialty products are provided by Peleus Reinsurance Ltd. (“Peleus Re”), a Bermuda-based subsidiary. In addition, the Company has one Run-off Lines segment which includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as risk management policies written prior to the sale of renewal rights and other business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. Results of PXRE are from the point of acquisition, August 7, 2007 to December 31, 2007.

Basis of Presentation. The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables reserve for doubtful accounts, estimates of written and earned premiums, the fair value of other investments and the Company’s deferred tax asset valuation allowance. Actual results could differ from those estimates.

The financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain items in prior years’ financial statements have been reclassified to conform to the current presentation.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities” (“FIN 46-R”). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company evaluated its investment in the following entities: Argonaut Group Statutory Trust, Argonaut Group Statutory Trust III, Argonaut Group Statutory Trust IV, Argonaut Group Statutory Trust V, Argonaut Group Statutory Trust VI, Argonaut Group Statutory Trust VII, Argonaut Group Statutory Trust VIII, Argonaut Group Statutory Trust IX, Argonaut Group Statutory Trust X, PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III, PXRE Capital Statutory Trust V and PXRE Capital Trust VI (collectively, the “Trusts”) and Argonaut Fund to Secure the Future (the “Argonaut Fund”) under the requirements of FIN 46-R. The Company determined that the Trusts and the Argonaut Fund are variable interest entities due to the fact that both the Trusts and the Argonaut Fund do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. The Company is not entitled to receive a majority of the residual returns of the Trusts or the Argonaut Fund. Additionally, the Company is not responsible to absorb the majority of the expected losses of the Trusts or the Argonaut Fund; therefore, the Company is not the primary beneficiary and, accordingly, the Trusts and the Argonaut Fund are not included in the Company’s consolidated financial statements.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts.

Investments. Investments in fixed maturities at December 31, 2007 and 2006 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds in excess of the Company's near-term operating and claims paying needs and are invested in certificates of deposit, commercial paper, and money market funds. Short-term investments are classified as investments in the consolidated financial statements as they relate principally to the Company’s investment activities.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in net investment income.

For the structured securities portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Premium or discount on high investment grade securities (rated AA or higher) is amortized into income using the retrospective method. Premium or discount on lower investment grade securities (rated less than AA) is amortized into income using the prospective method.

Investments are considered available-for-sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive income as a separate component of shareholders’ equity. Unrealized losses, associated with the available-for-sale portfolio, which are deemed other than temporary are charged to income in the period they are determined. The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern, and the intent and ability of the Company to hold the security to allow for recovery. For those securities where the Company's cost or amortized cost is more than fair market value, the Company reviews such securities internally and with its investment advisors. During the year ended December 31, 2007, realized investment gains for the equity and bond portfolios were reduced by $0.8 million and $1.5 million, respectively, due to the recognition of other-than-temporary impairment on certain securities. During the year ended December 31, 2006, realized investment gains for the equity and bond portfolios were reduced by $0.2 million and $1.0 million, respectively, due to the recognition of other-than-temporary impairment on certain securities. During the year ended December 31, 2005, realized investment gains for the equity and bond portfolios were reduced by $0.6 million and $0.4 million, respectively, due to the recognition of other-than-temporary impairment on certain securities.

Receivables. Premiums receivable, representing amounts due from insureds, are presented net of a reserve for doubtful accounts of $7.0 million and $8.9 million at December 31, 2007 and 2006, respectively.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. These amounts are presented in the Consolidated Balance Sheets net of a reserve for doubtful accounts of $18.9 million and $19.3 million at December 31, 2007 and 2006, respectively (see Note 5 - Reinsurance for related disclosures).

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Premiums receivable and reinsurance recoverables are charged off after a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be charged off is established as a reserve for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased, as well as other industry factors.

Goodwill. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company performed its annual test for goodwill impairment as of September 30, 2007, and determined that no impairment of goodwill was indicated. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and, therefore, requires a write-down of goodwill for that reporting unit.

Earned Premiums. Premium revenue is recognized ratably over the policy period. Premiums that have yet to be earned are reported as unearned premiums on the Consolidated Balance Sheets.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Assumed reinsurance and retrocessional contracts that do not transfer significant insurance risk and do not result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are accounted for as deposits with interest income or expense credited or charged to the contract deposits and included in net investment income. These contract deposits are included in “Assets held for sale” in the Consolidated Balance Sheets.

Retrospectively Rated Policies. The Company has written a number of workers compensation and other liability policies that are retrospectively rated. Under this type of policy, the policyholder may be entitled, subsequent to policy expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated workers compensation policies is included in unearned premiums and was $4.6 million at December 31, 2007 and $7.9 million at December 31, 2006. The estimated amount included in premiums receivable for additional premiums due under retrospectively rated policies was $2.1 million at December 31, 2007 and $3.8 million at December 31, 2006.

Deferred Acquisition Costs. Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such policies are profitable, and amortized over the same period in which the related premiums are earned. Anticipated investment income is considered in determining whether the deferred acquisition costs are recoverable and whether a premium deficiency exists. The Company continually reviews the methods of making such estimates and establishing the deferred costs, and any adjustments are made in the accounting period in which the adjustment arose.

Reserves for Losses and Loss Adjustment Expenses. Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of claim settlement expenses. Reinsurance recoverables on unpaid claims and claim expenses represent estimates of the portion of such liabilities that will be recoverable from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsurance policy (for additional information, see heading “Reinsurance” below).

Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. While management believes that amounts included in the accompanying consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations. Further, the nature of loss exposures involve significant variability due to the long tailed payments on claims related to asbestos and environmental coverages and workers compensation coverages. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 3 to 40 years. The accumulated depreciation for property and equipment was $23.6 million and $21.7 million as of December 31, 2007 and 2006, respectively.

Foreign Currency Translation. As of December 31, 2007, the Company recorded a loss from foreign currency translation of $0.7 million.

Foreign currency monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Resulting foreign exchange gains and losses are included in net income for the period.

Share-Based Payments. With the closing of the Merger, all share-based compensation plans of the companies were frozen, resulting in no new grants being issued after the closing date of the Merger. All share-based payment awards outstanding as of the effective date of the Merger were converted into equivalent awards of Argo Group. Plans in effect prior to the Merger included the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan, the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, the PXRE Group Ltd. Incentive Bonus Compensation Plans and the PXRE Group Ltd. Director Stock Plan. Pursuant to the Merger Agreement, non-vested stock awards and options to acquire shares of Argonaut Group common stock were converted into options to acquire a number of Company common shares equal to the exchange ratio under the Merger of 6.4840 shares of PXRE for each share of Argonaut Group (0.6484 shares of PXRE after adjustment for the effect of the 1-for-10 reverse stock split). Additionally, in accordance with the Merger Agreement, all share-based payment awards issued under the PXRE plans were adjusted for the 1-for-10 reverse split. Expenses under the former PXRE plan have been included in the results of operations from the closing date of the Merger through December 31, 2007.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment” using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, non-vested stock grants and employee stock purchase plans that contain a look-back provision and allow employees to purchase stock at a discount, to be recognized in the financial statements based on their fair values. Under the chosen transition method, the Company recognized compensation cost in 2006 that included compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006. Compensation cost is also recognized for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, under the requirements of SFAS No. 123(R), the performance non-vested stock awards were no longer subject to variable accounting, as the performance measures are not market based. Effective January 1, 2006, all compensation expense for share-based payments is being recognized on a straight-line basis over each award’s vesting period, replacing the multiple options method used prior to January 1, 2006 (see Note 14 - Share-Based Payments for related disclosures).

Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby the options that were granted were at market price, and no compensation expense was recognized. Compensation expense for stock options, if any, would have been measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Non-vested stock awards were recorded as compensation expense over the required vesting period based on the market value on the date of grant. Unearned compensation expense on non-vested stock awards was shown as a reduction to shareholders’ equity. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” established accounting and disclosures requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company utilized the method of accounting prescribed by APB No. 25 and the disclosure requirements of SFAS Nos. 123 and 148.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for the Company on January 1, 2007. The Company had no unrecognized tax benefits upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2007. Tax years ending December 31, 2004 through December 31, 2006 are open for examination by the Internal Revenue Service (“IRS”).

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance. In the normal course of business, the Company’s insurance and reinsurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Reinsurance recoverables include claims paid by the Company and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine the Company's ability to cede unpaid losses and loss adjustment expenses under its existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for benefits and losses for which the Company's insurance and reinsurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Derivative Instruments. Certain contracts underwritten by the Company have been determined to be derivatives and are, therefore, recorded at fair value with the changes in fair value reported in “Interest expense and other” in the Consolidated Statements of Income.

Supplemental Cash Flow Information.

Income taxes paid. The Company paid income taxes of $31.2 million in 2007, $42.3 million in 2006 and $12.1 million in 2005. The Company recovered income taxes of $0.2 million in 2007.

Interest paid. The Company paid interest on the junior subordinated debentures of $19.8 million, $12.5 million, and $8.6 million during 2007, 2006, and 2005, respectively. The Company paid interest on the revolving credit facility of $1.5 million during 2007. In 2006 (the initial year), the Company had not borrowed against the revolving credit facility.

Pending Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 occurred on January 1, 2008, and did not have a material impact on the Company’s financial position or results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007. At the effective date, the initial re-measurement of existing, eligible financial instruments will be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Currently, there have been no financial assets or liabilities identified by management of the Company for which the fair value option has been elected. Management will continue to evaluate future financial assets acquired or liabilities assumed and apply SFAS No. 159 if applicable.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under SFAS No. 141(R), assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are required to be measured at the acquisition date at their fair values as of that date. Acquisition date is defined as the date the acquirer legally transfers the consideration, acquires the assets and assumes the liabilities. Adjustments to the provisional amounts initially booked can be recognized during the measurement period based on new information about facts and circumstances that if the information had existed at the acquisition date would have affected the initial measurement. The measurement period shall not exceed one year from the date of acquisition.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, acquisition-related costs excluding costs to issue debt or equity securities shall be expensed as incurred. SFAS No. 141 (R) is applicable for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). Effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited, SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (e) sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company currently does not have any noncontrolling interests that will be impacted by SFAS No. 160.

2. PXRE-Argonaut Group Merger

On August 7, 2007, PXRE and Argonaut Group completed the Merger, and Argonaut Group became a wholly-owned subsidiary of PXRE. Each share of Argonaut Group common stock was exchanged for 6.4840 PXRE common shares (the “exchange ratio”). Immediately following the Merger, the number of PXRE common shares that Argonaut Group shareholders were entitled to receive was adjusted, proportionately among all PXRE common shareholders, upon completion of a 1-for-10 reverse share split. PXRE convertible preferred shares were converted to common shares at closing at a conversion price of $6.24. Common shares and additional paid-in capital in the Consolidated Balance Sheet were also restated to give effect to the difference in par value of the exchanged shares. Cash was paid in lieu of fractional shares of the Company’s common shares.

In connection with the Merger, the Company’s common shares were approved for listing on the NASDAQ Global Select Market and now trade under the symbol “AGII.”

The Merger was accounted for using the purchase method of accounting under SFAS No. 141. Under the purchase method of accounting, Argonaut Group is considered the acquirer of PXRE for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from PXRE based on their fair values as of August 7, 2007. The acquired entity, PXRE, issued the equity interests, and this business combination met the criteria of a reverse acquisition.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preliminary Purchase Price Allocation

The purchase price has been allocated as follows based on an estimate of the fair value of assets acquired and liabilities assumed as of August 7, 2007:

(in millions)
Net tangible assets acquired prior to fair value adjustments (1)	$477.6
Adjustments for fair value:
Reserves for losses and loss adjustment expenses (2)	(12.5)
Identifiable intangible assets (3)	3.2
Unamortized debt issuance costs (4)	(3.9)
Equity investment at fair value (5)	1.8
Other liabilities (6)	0.4
Fair value of net assets acquired	466.6
Purchase price	391.0
Negative goodwill prior to adjustment to non-financial assets	(75.6)
Adjustment to non-financial assets (7)
Write-off of fixed assets	3.2
Write-off of intangible assets	3.2
Write-off of equity method investments	2.9
Negative goodwill (8)	$(66.3)

(1)	Represents PXRE’s shareholders’ equity at the Merger date.
(2)	Represents an adjustment to record PXRE’s reserves for losses and loss adjustment expenses at fair value. The fair value adjustment of $12.5 million was based on management’s estimate of the nominal losses and loss adjustment reserves and reinsurance recoverables adjusted for the time value of money and the additional risk premium related to these reserves.
(3)	Represents identifiable intangible assets acquired.
(4)	Represents write-off of unamortized debt issuance costs to reflect subordinated debt at fair value.
(5)	Represents an adjustment to record equity investment in the Company’s Bermuda headquarters at fair value.
(6)	Represents adjustments to fair value.
(7)	In accordance with SFAS No. 141, these adjustments represent reductions of non-financial assets to reduce negative goodwill.
(8)	Represents negative goodwill which was recorded as an extraordinary gain upon completion of the Merger.

The excess of fair value of the net assets acquired over cost of $75.6 million was reduced by the write-off of $9.3 million of non-financial assets in accordance with SFAS No. 141. The remaining negative goodwill of $66.3 million was recorded as an extraordinary gain in the Consolidated Statements of Income for the year ended December 31, 2007. The foregoing allocation of the purchase price is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material.

The fair value of the assets acquired and liabilities assumed is summarized as follows:

(in millions)
Investments and cash	$1,001.3
Premiums receivable	58.8
Reinsurance recoverables	39.7
Other assets	37.1
Total assets acquired	$1,136.9

Reserves for losses and loss adjustment expenses	$403.1
Junior subordinated debentures	167.1
Accrued and other liabilities	109.4
Total liabilities assumed	$679.6

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair value of the converted options, net of the fair value of unvested options, represents additional purchase consideration. Substantially all outstanding options issued to PXRE employees vested prior to the Merger, resulting in no additional purchase consideration. A total of 1.1 million Argo Group options held by 212 employees, after giving effect to the 1-for-10 reverse stock split of the Company effected upon completion of the Merger, were issued in exchange for 1.7 million outstanding Argonaut Group options. The fair value of these options was calculated using the Black-Scholes option pricing model. In accordance with SFAS No. 123(R), an additional fair value measurement of both the Argonaut Group options immediately prior to their conversion into options to acquire Argo Group common shares and the Argo Group options which replaced the Argonaut Group options held by employees was made as of the closing date of the Merger. The fair value of the Argo Group options was approximately equal to the fair value of the Argonaut Group options held by employees, resulting in no additional compensation expense.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of the PXRE and Argonaut Group, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of Argonaut Group to include the historical results of PXRE and the impact of the preliminary purchase price allocation discussed above.

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company.

	For the Twelve Months Ended December 31,
(in millions, except per share data)	2007	2006
	(unaudited)	(unaudited)
Revenue	$1,017.2	$1,076.5
Net income	$65.7	$134.5

Net income per common share (1)
Basic	$2.18	$4.66
Diluted	$2.15	$4.46

(1) All per share information has been restated to reflect the 1-for-10 reverse stock split effected on August 7, 2007.

3. Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company's Connecticut domiciled reinsurance company. Argonaut Group (formerly PXRE Corporation of Delaware), the parent of PXRE Reinsurance Company, expects to receive an estimated dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to closing which has been reflected as a reduction in cash and investments included in the total assets held for sale. The sales price is subject to final pricing and terms. The sale is expected to close at the end of the first quarter of 2008 and is subject to customary regulatory approval.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Argo Group has classified the assets and liabilities of PXRE Reinsurance Company as assets held for sale and liabilities held for sale, respectively, in the Consolidated Balance Sheet. PXRE Reinsurance Company was previously included in the Run-off Lines segment.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assets and liabilities classified as held for sale are as follows:

(in millions)	2007
Investments	$173.5
Premiums receivable	18.3
Reinsurance recoverables (1)	35.0
Other receivables	29.8
Total assets held for sale	$256.6

Reserves for losses and loss adjustment expenses	$135.7
Ceded reinsurance payable, net	6.3
Deposit liabilities	50.8
Other liabilities	8.0
Total liabilities held for sale	$200.8

(1) Includes $3.6 million reinsurance recoverable on paid losses.

4. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments available-for-sale as of December 31 were as follows:

(in millions)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value
Fixed maturities
U.S. Treasury securities	$67.6	$1.5	$-	$69.1
U.S. Government agencies	241.2	3.5	0.1	244.6
Obligations of states and political
subdivisions	613.9	8.6	1.0	621.5
Corporate securities	476.8	4.1	6.1	474.8
Structured securities	1,167.2	10.8	8.6	1,169.4
Foreign government	15.5	0.3	0.1	15.7
Redeemable preferred stock	1.2	-	-	1.2
Other (1)	19.7	-	-	19.7
Total fixed maturities	2,603.1	28.8	15.9	2,616.0
Equity securities
Banks, trusts and insurance companies	39.2	9.2	2.3	46.1
Industrial, miscellaneous and all other	161.1	101.0	5.4	256.7
Total equity securities	200.3	110.2	7.7	302.8
Other investments	15.2	-	-	15.2
Short-term investments	621.6	-	-	621.6
Total invested assets	$3,440.2	$139.0	$23.6	$3,555.6

(1) Securities yet to be identified for receipt of a future dividend (see Note 3 - Sale of PXRE Reinsurance Company). Fair value approximates cost.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value
Fixed maturities
U.S. Treasury securities	$51.0	$0.2	$0.5	$50.7
U.S. Government agencies	283.0	0.7	5.2	278.5
Obligations of states and political
subdivisions	153.8	0.2	1.4	152.6
Corporate securities	610.9	4.0	11.4	603.5
Structured securities	937.1	2.1	16.4	922.8
Foreign government	15.6	0.1	0.2	15.5
Redeemable preferred stock	1.2	-	-	1.2
Total fixed maturities	2,052.6	7.3	35.1	2,024.8
Equity securities
Banks, trusts and insurance companies	27.1	16.7	0.2	43.6
Industrial, miscellaneous and all other	139.7	79.9	3.1	216.5
Total equity securities	166.8	96.6	3.3	260.1
Other investments	16.4	-	0.4	16.0
Short-term investments	213.2	-	-	213.2
Total invested assets	$2,449.0	$103.9	$38.8	$2,514.1

The amortized cost and fair values of fixed maturity investments as of December 31, 2007, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$124.2	$123.8
Due after one year through five years	684.5	688.4
Due after five years through ten years	415.2	419.7
Thereafter	212.0	214.7
Structured securities	1,167.2	1,169.4
Total	$2,603.1	$2,616.0

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2007	2006	2005
Investment income:
Interest and dividends on fixed maturities	$114.2	$89.2	$72.5
Dividends on equity securities	7.6	6.2	5.2
Interest on short-term investments	17.9	10.5	4.9
Interest on other investments	0.6	1.2	4.6
Other	1.1	1.3	0.2
	141.4	108.4	87.4
Investment expenses	(7.1)	(3.9)	(3.5)
Net investment income	$134.3	$104.5	$83.9

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Proceeds from sales of fixed maturity investments were $427.8 million, $79.3 million, and $112.2 million in 2007, 2006, and 2005, respectively. Proceeds from sales of equity securities were $31.8 million, $4.9 million, and $27.6 million in 2007, 2006, and 2005, respectively. Proceeds from sales of other investments were $7.0 million, $17.3 million, and $0.8 million in 2007, 2006, and 2005, respectively.

The following table presents the Company’s gross realized investment and other gains (losses):

(in millions)	2007	2006	2005
Realized gains
Fixed maturities	$1.1	$2.3	$0.8
Equity securities	9.0	1.1	4.4
Other investments	0.4	11.8	0.3
Short-term investments	1.9	0.2	-
Gain on sale of real estate	-	7.6	-
Gross realized gains	12.4	23.0	5.5
Realized losses
Fixed maturities	(4.4)	(0.7)	(1.5)
Equity securities	(1.0)	(0.7)	(0.7)
Other investments	(1.1)	(0.4)	-
Gross realized losses	(6.5)	(1.8)	(2.2)
Net realized investment and other gains	$5.9	$21.2	$3.3

On September 20, 2006, Argonaut Insurance Company, a subsidiary of Argonaut Group, sold the land and building located in Menlo Park, California, that served as Argonaut Insurance Company’s original headquarters. Cash proceeds of $7.7 million, net of closing costs, were received on the sale. The sale of the property met full gain recognition under SFAS No. 66, “Accounting for Real Estate Sales” and resulted in a pre-tax realized gain of $7.6 million.

Included in realized losses for the years ended December 31, 2007, 2006, and 2005 were write downs of approximately $2.3 million, $1.2 million and $1.0 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

At December 31, 2007, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $245.4 million and $245.6 million, respectively.

Additionally, securities with an amortized cost of $2.5 million (which approximated fair value) were pledged as collateral for surety bonds, which were issued to various states in lieu of depositing bonds. Investments with an amortized cost of $316.5 million and fair value of $318.8 million were pledged as collateral for various other reasons such as reinsurance.

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $188.9 million were issued at December 31, 2007 in respect of reported loss and loss expense reserves.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other investments at December 31, 2007 and 2006 is presented below:

2007	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities
U.S. Treasury securities	$15.4	$-	$3.1	$-	$18.5	$-
U.S. Government agencies	-	-	28.1	0.1	28.1	0.1
Obligations of states and political
subdivisions	31.2	0.2	68.2	0.8	99.4	1.0
Corporate securities	63.8	0.6	206.6	5.5	270.4	6.1
Structured securities	61.3	0.8	448.0	7.8	509.3	8.6
Foreign government	-	-	5.1	0.1	5.1	0.1
Total fixed maturities	171.7	1.6	759.1	14.3	930.8	15.9
Equity securities
Banks, trusts and insurance
companies	9.2	2.3	-	-	9.2	2.3
Industrial, miscellaneous
and all other	27.1	3.2	14.5	2.2	41.6	5.4
Total equity securities	36.3	5.5	14.5	2.2	50.8	7.7
Other investments	-	-	-	-	-	-
Total	$208.0	$7.1	$773.6	$16.5	$981.6	$23.6

2006	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities
U.S. Treasury securities	$16.8	$0.1	$15.6	$0.4	$32.4	$0.5
U.S. Government agencies	26.0	0.2	194.9	5.0	220.9	5.2
Obligations of states and political
subdivisions	83.8	0.5	31.8	0.9	115.6	1.4
Corporate securities	63.7	0.5	363.1	10.9	426.8	11.4
Structured securities	175.9	1.2	541.4	15.2	717.3	16.4
Foreign government	-	-	7.1	0.2	7.1	0.2
Total fixed maturities	366.2	2.5	1,153.9	32.6	1,520.1	35.1
Equity securities
Banks, trusts and insurance
companies	2.9	0.2	-	-	2.9	0.2
Industrial, miscellaneous
and all other	19.0	1.9	15.4	1.2	34.4	3.1
Total equity securities	21.9	2.1	15.4	1.2	37.3	3.3
Other investments	5.6	0.4	-	-	5.6	0.4
Total	$393.7	$5.0	$1,169.3	$33.8	$1,563.0	$38.8

The Company holds a total of 2,817 securities, of which 358 were in an unrealized loss position for less than one year and 38 were in an unrealized loss position for a period one year or greater as of December 31, 2007. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions, and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of interest rate fluctuations. As the Company has the ability and intent to hold these securities until a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost of these investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

The unrealized loss on the Company’s corporate bond portfolio was primarily due to increased interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Principally all corporate bonds were of investment grade as of December 31, 2007. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

The Company’s portfolio of structured securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases, as well as changes in market liquidity and increases in credit spreads. The underlying principal portions of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of December 31, 2007. The contractual terms for the majority of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of these securities. As the decline in market value is attributable to changes in interest rates and market liquidity, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

The Company evaluates its investments for impairment. In accordance with policy, the determination that a security has incurred an other-than-temporary decline in market value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, where the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and the Company’s intent and ability to hold the investment until the fair value is recovered. If consideration of the factors above yield a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the writedown is recorded as a realized loss. For securities in an unrealized loss position at December 31, 2007, management has evaluated the aforementioned factors and determined that the Company has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities, as shown above, at December 31, 2007, are temporary.

5. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company’s maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The Company’s reserves for uncollectible reinsurance balances receivable on paid losses and incurred claims were $18.9 million and $19.3 million as of December 31, 2007 and 2006, respectively. Under certain reinsurance agreements, collateral and letters of credit are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral and letters of credit were $207.1 million and $155.4 million at December 31, 2007 and 2006, respectively.

The long-term nature of the reinsurance contracts creates a credit risk to the Company over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, the Company evaluates its reinsurers to assess their financial condition. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, certain members of management make changes to the approved markets that are utilized in both its treaty and facultative reinsurance programs.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the Consolidated Balance Sheets. Included in reinsurance recoverables are paid loss recoverables of $47.9 million and $53.2 million as of December 31, 2007 and 2006, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the Consolidated Statements of Income.

Losses and loss adjustment expenses of $526.9 million, $477.6 million, and $427.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, are net of amounts ceded to reinsurers of $230.5 million, $144.9 million, and $226.6 million, respectively.

The Company is required to accept certain assigned risks and other legally mandated reinsurance obligations. In previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see Note 16 - Run-off Lines). For such assumed reinsurance transactions, the Company engages in various monitoring steps that are common with assumed reinsurance such as ongoing underwriting and claims reviews. The Company currently assumes reinsurance primarily through its subsidiary, Peleus Re (see Note 15 – Segment Information).

Premiums for the years ended December 31, were as follows:

(in millions)	2007	2006	2005
Direct written premiums	$1,130.0	$1,112.0	$928.4
Reinsurance ceded to other companies	(326.7)	(308.6)	(286.3)
Reinsurance assumed from other companies	50.9	43.6	127.3
Net written premiums	$854.2	$847.0	$769.4
Direct earned premiums	$1,135.8	$1,031.5	$872.6
Reinsurance ceded to other companies	(332.7)	(302.5)	(264.4)
Reinsurance assumed from other companies	56.7	84.0	90.8
Net earned premiums	$859.8	$813.0	$699.0
Percentage of reinsurance assumed to net
earned premiums	6.6%	10.3%	13.0%

The Company entered into a retroactive adverse loss development reinsurance agreement (the “ADC”) with Inter-Ocean N.A. Reinsurance Company, Ltd. effective December 31, 2002, for the workers compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. Effective September 15, 2005, the Company commuted the ADC based on the most current actuarial data and the settlement of claims subject to the ADC subsequent to the ADC’s effective date. As a result of the commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of losses and loss adjustment expenses in 2005.

Please refer to Note 17 – Derivative Instruments for further reinsurance disclosure.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The United States subsidiaries of the Company file two separate consolidated U.S. federal income tax returns. The Company also has operations in Barbados, Belgium, and Ireland, which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

(in millions)	2007	2006	2005
Current tax provision	$38.7	$49.5	$4.7
Deferred tax provision (benefit) related to:
Future tax deductions	3.6	(7.5)	13.7
Deferred alternative minimum tax provision	-	15.0	7.7
Valuation allowance change	-	-	(25.1)
Income tax provision	$42.3	$57.0	$1.0

In accordance with Internal Revenue Code Section 361, as the Merger qualified as a reorganization where property was exchanged solely for stock or securities, the Company was not required to record a provision on the $66.3 million extraordinary gain (for a discussion on the extraordinary gain, see Note 2 – PXRE-Argonaut Group Merger).

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the expected rate is as follows:

(in millions)	2007	2006	2005
Income tax provision at expected rate	$44.4	$57.0	$28.5
Tax effect of:
Tax-exempt interest	(3.8)	(0.1)	(0.1)
Dividends received deduction	(1.4)	(1.0)	(0.9)
Valuation allowance change	-	-	(25.1)
Other permanent adjustments, net	2.3	1.1	(0.5)
State tax expense	0.8	-	(0.9)
Income tax provision	$42.3	$57.0	$1.0

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. Net deferred tax assets as of December 31, 2007, 2006, and 2005 resulted from the tax-effected temporary differences shown in the following table. Due to changes in unrealized gains on available-for-sale investment securities, the net deferred tax asset balance decreased by $15.7 million and $6.9 million and increased by $13.7 million as of December 31, 2007, 2006 and 2005, respectively.

(in millions)	2007	2006	2005
Deferred tax liability:
Unrealized gains on equity securities	$(35.7)	$(32.7)	$(22.8)
Unrealized gains on fixed maturities and other investment securities	(2.8)	-	-
Deferred acquisition costs	(32.1)	(32.2)	(31.2)
Other	(4.0)	(3.3)	(4.6)
Deferred tax liability, gross	(74.6)	(68.2)	(58.6)
Deferred tax assets:
Unrealized losses on fixed maturities and other investment securities	-	9.9	6.9
Losses and loss adjustment expense reserve discounting	55.9	55.2	50.1
Unearned premiums	27.5	28.2	26.0
Alternative minimum tax	-	-	15.5
Allowance for bad debt	6.0	6.9	7.6
Net operating loss carryforward	18.9	0.3	0.4
Other	15.4	18.1	15.1
Deferred tax asset, gross	123.7	118.6	121.6
Deferred tax asset, net before valuation allowance	49.1	50.4	63.0
Valuation allowance	(18.8)	-	-
Deferred tax asset, net	$30.3	$50.4	$63.0

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. The Company has a total net deferred tax asset of $49.1 million prior to any valuation allowance as of December 31, 2007. Management has concluded that a full valuation allowance is required for the entire deferred tax asset of one of the Company’s U.S. subsidiary consolidated return groups due to the uncertainty with respect to the amount of future taxable income that will be generated by that consolidated return group. Accordingly, a valuation allowance of $18.8 million has been recorded. The net deferred tax asset is $30.3 million at December 31, 2007. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. As of December 31, 2007, the Company has a regular federal tax net operating loss carryforward of $54.1 million of which $0.5 million of the total net operating loss carryforward relates to the acquisition of the Front Royal Companies. This carryforward will expire if it is not utilized by December 31, 2009. The remaining $53.6 million net operating loss carryforward is attributable to PXRE Corporation. Due to the uncertainty with respect to the amount of future taxable income that will be generated by PXRE Corporation, management has concluded that a valuation allowance is required for the entire deferred tax asset of the U.S. consolidated return group of which PXRE Corporation is a member. The loss carryforward will expire if not utilized by December 31, 2026. The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income.

The Company had no unrecognized tax benefit upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2007. Tax years ending December 31, 2004 through December 31, 2006 are open for examination by the IRS.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”) for the years ended December 31, 2007, 2006 and 2005, respectively.

(in millions)	2007	2006	2005
Net beginning of the year	$1,530.5	$1,394.8	$1,060.8
Add:
Net reserves ceded - retroactive reinsurance contract (1)	-	-	175.7
Net reserves from acquiring companies (2)	368.4	-	-
Losses and LAE incurred during current calendar
year, net of reinsurance
Current accident year	557.2	522.5	447.5
Prior accident years	(30.3)	(44.9)	(20.3)
Losses and LAE incurred during calendar year,
net of reinsurance	526.9	477.6	427.2
Deduct:
Losses and LAE payments made during current
calendar year, net of reinsurance:
Current accident year	105.2	106.3	85.8
Prior accident years	354.6	235.6	183.1
Losses and LAE payments made during current
calendar year, net of reinsurance:	459.8	341.9	268.9
Retroactive reinsurance ceded	0.3	-	-
Foreign exchange adjustments	1.3	-	-
Net reserves - end of period	1,967.6	1,530.5	1,394.8
Deduct:
Net reserves held for sale	104.3	-	-
Net reserves - end of period, excluding held for sale	1,863.3	1,530.5	1,394.8
Add:
Reinsurance recoverable on unpaid losses and
LAE, end of period	562.2	498.7	480.6
Gross reserves - end of period	$2,425.5	$2,029.2	$1,875.4

(1)	On September 15, 2005, the Company commuted the ADC (see Note 5 - Reinsurance). Reserves previously ceded under the contract net of the ADC cession activity are added back to net reserves for 2005.
(2)	Amount represents the fair value on the Merger date of reserves acquired from PXRE. Please refer to Note 2 – PXRE – Argonaut Group Merger for related disclosures.

Reserves for losses and loss adjustment expenses represent the estimated indemnity cost and related adjustment expenses necessary to investigate and settle claims. Such estimates are based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed, and actuarial estimates for losses which have been incurred but not yet reported to the insurer. Any change in probable ultimate liabilities is reflected in current operating results.

Net favorable loss development recognized in 2007 for prior accident years was a $30.3 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $38.5 million which was caused by: 1) $24.3 million decrease to other liability and automobile reserves, 2) $5.3 million decrease to property reserves, 3) $2.9 million decrease to unallocated loss adjustment reserves and 4) $6.0 million reduction to reserves across other lines of business. The Select Markets segment had favorable development of $14.8 million caused by: 1) $7.2 million decrease to other liability and auto reserves, 2) $11.7 million decrease to workers compensation reserves, 3) $0.4 million decrease to property reserves and 4) unfavorable development of $4.5 million from the unwinding of workers compensation discount. The Run-off Lines segment had unfavorable development of $23.0 million mainly driven by: 1) $28.8 million increase to other liability reserves primarily driven by increased asbestos and environmental reserves, 2) $7.0 million increase to workers compensation reserves, and $10.4 million decrease to liability and automobile reserves from the Company’s risk management business, 3) $3.2 million favorable development in medical malpractice reserves and 4) $0.8 million of unfavorable development attributable to the write down of a ceded risk cover underwritten by PXRE.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net favorable loss development recognized in 2006 for prior accident years was a $44.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. The Select Markets segment had $10.8 million of favorable development caused by the following: 1) $3.0 million reduction in lead paint reserves due to claims settlements, 2) $4.0 million of favorable loss development from ongoing actuarial reviews, 3) unfavorable development of $2.3 million from the unwinding of workers compensation discount and, 4) $0.6 million increase in unallocated loss adjustment expenses. In addition, the segment had $6.7 million of favorable development from casualty and property business related to public entity reserves. The Run-off Lines segment had $0.4 million of favorable development attributable to the following: 1) $12.2 million increase to other liability asbestos losses, 2) $4.7 million increase to unallocated loss adjustment expenses, 3) $7.0 million decrease to medical malpractice losses, 4) $9.6 million reduction to workers compensation reserves, and 5) $0.7 million decrease attributable to other lines.

Net favorable loss development recognized in 2005 for prior accident years was a $20.3 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. The ADC deferred gain amortization during the year prior to the commutation reduced prior accident years’ loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years’ loss by $7.0 million. The Excess and Surplus Lines segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses mainly for property lines, and a $7.6 million reduction spread across other lines as losses developed favorably. The Select Markets segment had $4.2 million of favorable development due to the following: 1) $3.8 million of favorable development related to favorable trends in public entity casualty and property lines of business, which is net of $2.0 million of adverse development on property losses for 2004 hurricanes and 2) $0.4 million favorable development resulting from regular and ongoing actuarial analyses. The Run-off Lines segment had $5.2 million in unfavorable development primarily due to the following: 1) $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years in the Company’s risk management business, partially offset by $5.5 million of unfavorable development in workers compensation, which was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, 2) unfavorable prior year development of $4.3 million due to an increase in asbestos and environmental unallocated loss adjustment expenses and $2.0 million primarily related to reduced ceded losses resulting from an increase to the reserve for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

In the opinion of management, the Company's reserves represent the best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties mentioned above and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. The Company discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2007, 2006 and 2005. The amount of unamortized discount was $40.0 million, $43.6 million, and $43.8 million at December 31, 2007, 2006 and 2005, respectively.

8. Junior Subordinated Debentures

During 2005, Argonaut Group Statutory Trust X (“Trust X”), a wholly-owned subsidiary of Argonaut Group, sold 30,000 Floating Rate Capital Securities (the “2005 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to Argonaut Group, to buy a series of Floating Rate Junior Subordinated Debentures (“2005 Debentures”) due 2035 from Argonaut Group. The 2005 Debentures have the same payment terms as the 2005 Capital Securities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The initial interest rate on the 2005 Debentures and the 2005 Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which is reset quarterly. The 2005 Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. After September 15, 2010, Argonaut Group will have the right to redeem the 2005 Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption. Argonaut Group also has the right to redeem all of the Debentures prior to September 15, 2010 upon the occurrence of specified events at the greater of (i) 107.5% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the 2005 Debentures, (b) the discounted present value of the interest payable on the 2005 Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the 2005 Debentures through the redemption date.

During 2004, Argonaut Group, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital Securities (the “2004 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2004 Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to Argonaut Group. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) from Argonaut Group. The interest rates on the 2004 Debentures and the 2004 Capital Securities are equal to the 3-Month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected 2004 Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The remaining 2004 Debentures have interest rates that are not to exceed the highest rate permitted by New York Law prior to the coupon cap date. The 2004 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2004 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2004 Debentures, plus accrued and unpaid interest on the date of redemption. The 2004 Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to from 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, Argonaut Group, through a series of statutory trusts, sold $27.0 million of Floating Rate Capital Securities (the “2003 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to Argonaut Group. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the “2003 Debentures”) from Argonaut Group. The interest rates on the 2003 Debentures and the 2003 Capital Securities are equal to the 3-Month LIBOR plus a margin of 4.10%, reset quarterly. The interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The 2003 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2003 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2003 Debentures, plus accrued and unpaid interest on the date of redemption. The 2003 Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 100.95% plus accrued and unpaid interest to the date of redemption.

During 2003, PXRE, through a series of statutory trusts, sold $62.5 million of Capital Securities (the “2003 PXRE Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 PXRE Capital Securities, the trusts sold $1.9 million of Common Securities to PXRE. The trusts used the proceeds from these sales to purchase $64.4 million of Junior Subordinated Debentures (the “2003 PXRE Debentures”) from PXRE. The interest rate on the 2003 PXRE Debentures and the 2003 PXRE Capital Securities issued by PXRE Capital Trust III is fixed at 9.75% payable quarterly. The interest rates on the 2003 PXRE Debentures and the 2003 PXRE Capital Securities issued by the other trusts are fixed at rates ranging from 7.35% to 7.70% for the first five years. After five years, the interest rates are equal to the 3-Month LIBOR plus a margin ranging from 3.85% to 4.10%, reset quarterly. The 2003 PXRE Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2003 PXRE Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 104.875% to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. PXRE has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary (non-consolidated) of PXRE Delaware, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase PXRE Delaware’s 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”). On April 23, 1997, PXRE Delaware and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “1997 Capital Securities”). Distributions on the 1997 Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. On or after February 1, 2007, PXRE Delaware has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.

The majority of the net proceeds from the sales of the Debentures were used to increase the capital of Argonaut Group’s insurance and PXRE’s reinsurance subsidiaries and for general corporate purposes.

9. Borrowing Under Revolving Credit Facility

On March 6, 2006, Argonaut Group entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75.0 million revolving credit facility, and the commitments thereunder shall expire on the third anniversary of the Credit Agreement. The borrower shall have the option to seek, up to three occasions, an increase in the facility to provide for an additional aggregate amount of availability of up to $50.0 million. Borrowings by Argonaut Group under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The Credit Agreement contains certain affirmative and negative covenants.

On May 25, 2007, Argonaut Group entered into Amendment No. 1 to the Credit Agreement in order to permit Argonaut Group to merge with PXRE and pay dividends on its common stock. On June 6, 2007, the Board of Directors of Argonaut Group declared a special dividend of $1.65 per common share to its shareholders of record as of June 26, 2007. The special dividend, totaling $57.1 million, was paid to Argonaut Group’s shareholders on July 10, 2007. To fund this transaction, Argonaut Group drew $58.0 million on the Credit Agreement.

On December 28, 2007, Amendment No. 2 was entered into to affirm the merger of Argonaut Group and PXRE Corporation. The merger was effective December 31, 2007. PXRE Corporation was the surviving entity and was renamed Argonaut Group, Inc.

The interest rate on this borrowing is determined using the one-month LIBOR (rounded up to the nearest 1/16th of one percent) plus the Applicable Margin, based on the Company’s Leverage Ratio, as defined in the Credit Agreement. The interest rate is reset periodically in accordance with the terms of the Credit Agreement. The loan may be repaid at any time. The most recent reset occurred on February 11, 2008, at the rate of 3.6875%.

As of December 31, 2007, the Company was in compliance with all covenants under the Credit Agreement.

10. Shareholders’ Equity

The Company is authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2007, no preferred shares were issued and outstanding.

The Company is authorized to issue 500 million shares of $1.00 par value common stock. As of December 31, 2007, the Company had 30,663,037 common shares issued and outstanding. As of December 31, 2007, the Company had the following authorized, unissued shares reserved for future issuance:

Reserve Name	Shares Reserved
Long-Term Incentive Plan	4,500,000
2007 Employee Stock Purchase Plan	500,000
Argonaut Group historical stock compensation plans	1,186,391
PXRE historical stock compensation plans	47,086
Total	6,233,477

Shares reserved under the Argonaut Group and PXRE historical plans represent all grants issued and outstanding as of December 31, 2007. (See Note 14 – Share-based Payments for further discussion.)

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Earnings Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the years ended December 31 (all balances have been adjusted to reflect the effects of the 6.4840 exchange ratio and the 1-for-10 reverse split):

(in millions, except number of shares and per share amounts)	2007	2006	2005
Computation of earnings per share - basic:
Income before extraordinary item	$77.5	$106.0	$80.5
Less preferred dividends	(0.1)	(1.0)	(2.2)
Income available to common shareholders	77.4	105.0	78.3
Extraordinary item	66.3	-	-
Net income available to common shareholders	$143.7	$105.0	$78.3
Weighted average common shares outstanding-basic	25,367,004	20,516,261	18,551,651
Earnings per common share - basic
Income before extraordinary item	$3.05	$5.12	$4.22
Extraordinary item	2.61	-	-
Net income	$5.66	$5.12	$4.22
Computation of earnings per share - diluted:
Income before extraordinary item	$77.5	$106.0	$80.5
Extraordinary item	66.3	-	-
Net income	$143.8	$106.0	$80.5
Weighted average common shares outstanding-basic	25,367,004	20,516,261	18,551,651
Weighted average preferred shares outstanding	105,520	1,046,993	1,755,306
Stock options and non-vested shares	301,107	417,811	280,249
Weighted average common shares outstanding-diluted	25,773,631	21,981,065	20,587,206
Earnings per common share - diluted
Income before extraordinary item	$3.01	$4.82	$3.91
Extraordinary item	2.57	-	-
Net income	$5.58	$4.82	$3.91

In 2007, options to purchase 705,335 shares of common stock were excluded from the computation of earnings per share, as these instruments were anti-dilutive. These instruments expire at various times from 2008 through 2016. In 2006, options to purchase 167,201 shares of common stock were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2009 through 2013. In 2005, options to purchase 16,372 shares of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2007 through 2009.

12. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31 were as follows:

(in millions)	2007	2006	2005
Commissions	$135.6	$139.2	$127.6
General expenses	169.7	129.6	131.0
Premium taxes, boards and bureaus	22.6	19.5	22.8
	327.9	288.3	281.4
Net amortization (deferral) of policy acquisition costs	0.2	(3.2)	(18.9)
Total underwriting, acquisition and insurance expenses	$328.1	$285.1	$262.5

The results of operations reflect those of Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the twelve months ended December 31, 2007, general expenses included costs related to the acceleration of vesting on non-vested stock awards and stock option grants (see Note 14 – Share-Based Payments for related disclosures).

Net amortization expense of policy acquisition costs will not equal the change in the Consolidated Balance Sheet as $0.1 million of deferred acquisition costs was acquired in the Merger.

13. Pension Benefits

Argonaut Group sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan, both of which were curtailed effective February 2004. The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

(in millions)	2007	2006
Change in plan assets
Fair value of plan assets at beginning of year	$27.0	$28.2
Actual return on plan assets	1.4	1.2
Employer contributions	0.2	0.2
Benefits paid	(4.0)	(2.6)
Fair value of plan assets at end of year	$24.6	$27.0

(in millions)	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$26.6	$27.4
Interest cost	1.3	1.5
Actuarial (gain) loss	(0.1)	0.3
Benefits paid	(4.0)	(2.6)
Projected benefit obligation at end of year	$23.8	$26.6

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” for the year ended December 31, 2006. This statement requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s current practices.

As of December 31, 2007, pension assets related to the overfunded plan were $2.9 million and other postretirement liabilities related to the unfunded plan were $2.1 million. These amounts were included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31:

	2007	2006
Weighted average discount rate	5.75%	5.50%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2007	2006	2005
Weighted average discount rate	5.74%	5.50%	5.75%
Expected return on plan assets	5.74%	5.50%	5.75%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

The expected return on plan assets has been ascertained using the Moody’s Aa Corporate Bond rate, rounded to the nearest 25 basis points, which management believes will conservatively approximate future earnings on current and expected investments.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of net periodic benefit costs for the years ended December 31 were as follows:

(in millions)	2007	2006	2005
Interest cost	$1.3	$1.5	$1.6
Expected return on plan assets	(1.4)	(1.5)	(1.7)
Settlement charge	0.6	0.3	0.6
Amortization of actuarial loss	0.1	0.1	0.1
Net periodic benefit cost	$0.6	$0.4	$0.6

The Company estimates that $0.1 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2008.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plan, with accumulated benefit obligations in excess of plan assets, was $2.1 million and $2.3 million as of December 31, 2007 and 2006, respectively. The fair value of plan assets for this plan was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

The Company’s weighted-average asset allocations, by asset category, as of December 31 were as follows:

Asset Category	2007	2006
Fixed income securities	27%	23%
Short-term investments	73%	77%
	100%	100%

As of December 31, 2006, the investments consisted primarily of short-term investments, as the portfolio’s long-term investments were allowed to mature without reinvestment in anticipation of appointment of an external advisor. The Company selected an advisor during the fourth quarter of 2007. As functional transfer of control to the appointed advisor did not occur until January 2008, at December 31, 2007, the investments continued to consist primarily of short-term investments. The targeted allocation to be used by the new advisor as approved by the Benefits Committee is 67% fixed maturity investments, 30% equity, of which 19% and 11% is allocated between U.S. and foreign equities, respectively, and 3% cash and short-term investments. The allocation percentages were selected based on risk diversification patterns and expected distribution patterns. Prior to 2006, the Company’s investment strategy was to invest in U.S. Government Agency securities and minimize exposure to the equity market in order to obtain above average short term yields while protecting the portfolio from rising interest rates.

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2008.

The Company anticipates formally terminating the plans in the future; however, no definitive date has been determined. Absent the termination of the plan, the Company expects to make the following benefit payments:

Pension
(in millions)	Benefits
2008	$1.9
2009	1.9
2010	1.8
2011	2.2
2012	2.1
Years 2013-2017	10.0

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be contributed to various savings alternatives including, under one plan, investment in the Company’s common stock. The plans call for the Company to match the employee’s contribution under several formulae. Charges to income related to such Company matching were $4.7 million in 2007, $3.7 million in 2006, and $4.8 million in 2005.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Share-Based Payments

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of the Company’s common stock which may be issued to certain executives and other key employees. The share awards may be in the form share options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased on the open market. Share options and share appreciation rights will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price which is not less than the fair market value on the date of grant. The Company is prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date. The plan provides for restorative options not to be issued prior to January 1, 2010.

With the closing of the Merger between PXRE and Argonaut Group in August 2007, all share-based compensation plans of the companies were frozen, resulting in no new grants being issued under these plans after the closing date of the Merger. All share-based payment awards outstanding as of the effective date of the Merger were converted into equivalent awards of Argo Group. Plans in effect prior to the Merger included the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan, the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, the PXRE Group Ltd. Incentive Bonus Compensation Plan, the PXRE Group Ltd. Director Equity and Deferred Compensation Plan and the PXRE Group Ltd. Director Stock Plan. Additionally, PXRE has awards outstanding resulting from plans that were no longer active: the Restated Employees Annual Incentive Plan (terminated in 2003), the 1992 Officer Incentive Plan and the 2002 Officer Plans. Pursuant to the Merger Agreement, non-vested stock awards and options to acquire shares of Argonaut Group common stock were converted into options to acquire a number of Company common shares equal to the exchange ratio under the Merger of 6.4840 shares of PXRE for each share of Argonaut Group (0.6484 shares of PXRE after adjustment for the effect of the 1-for-10 reverse stock split). Additionally, in accordance with the Merger Agreement, all share-based payment awards issued under the PXRE plans were adjusted for the 1-for-10 reverse split. Expenses under the former PXRE plan have been included in the results of operations from the closing date of the Merger through December 31, 2007.

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R), which was adopted January 1, 2006. Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in Argonaut Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as Argonaut Group suspended regular dividend payments in 2003 and PXRE has not made dividend payments on its common shares since November 2005. Argonaut Group paid a special dividend in July 2007 (see Note 9 - Borrowing Under Revolving Credit Facility); however, it was determined that it would not have an effect on the Black-Scholes fair values for options issued in the current period. The following table summarizes the assumptions used by Argo Group (for the post-merger period of 2007) and Argonaut Group (for the pre-Merger period of 2007) for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk-free rate of return	3.57% to 5.07%	4.52% to 4.98%	3.80% to 4.47%
Expected dividend yields	0.00%	0.00%	0.00%
Expected option life (years)	4.45 to 4.81	4.46 to 7.00	4.59
Expected volatility	40.6% to 43.4%	43.2% to 45.8%	46.6% to 47.6%

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company estimates forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from the Company’s estimate, resulting in recognition of compensation expense only for those awards that actually vest.

On June 13, 2007, Argonaut Group’s Board of Directors (the “Board”) approved the acceleration of vesting of all outstanding stock options grants and non-vested stock awards for certain executive officers of Argonaut Group. In consideration for the acceleration of the unvested stock options and non-vested stock awards, each executive officer agreed to subject a substantial portion of the common stock they own to a lockup, restricting transfer of such stock for a period ending upon the earlier of June 13, 2010 or the occurrence of a change in control as defined in the agreements. Upon Board approval of the acceleration, 113,518 options vested, resulting in additional compensation expense of $1.3 million ($0.8 million net of tax) for the year ended December 31, 2007. Additionally, 220,248 non-vested stock awards were vested and issued, resulting in an additional $8.9 million ($5.8 million net of tax) in compensation expense for the year ended December 31, 2007. The number of shares of common stock subject to the lockup for each executive officer is equal in value to 150% of the net after-tax value of the accelerated unvested grants at the close of the market on June 12, 2007.

The compensation expense recognized under the share-based payment plans was $19.2 million inclusive of the expense from the acceleration discussed above ($12.5 net of tax), $8.7 million ($5.7 million net of tax) and $7.4 million ($4.8 million net of tax) for the years ended December 31, 2007, 2006 and 2005, respectively. The compensation expense is included in the “underwriting, acquisition and insurance expenses” line item in the accompanying Consolidated Statements of Income.

In accordance with the requirements of SFAS No. 123(R), the Company presents all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. For the year ended December 31, 2007 the Company recorded $3.3 million of financing cash inflow and, conversely, $3.3 million of operating cash outflow in the Consolidated Statement of Cash Flows, compared to $2.3 million of financing cash inflow and $2.3 million of operating cash outflow for the same period in 2006. The income tax benefit resulting from stock options exercises totaled $3.1 million, $1.8 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to 2006, the Company accounted for stock awards under the intrinsic value method prescribed in APB No. 25. Under APB No. 25, no compensation expense was recognized related to stock options which were fixed and determinable on the date of grant as the exercise price of stock options equaled the fair market value of the underlying stock on the date of grant. The Company also granted stock options to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four-year term from the grant date. Due to timing differences between the grant date and the measurement date of the options, the Company applied variable accounting as required by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company recognized compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options.

Prior to 2006, the Company accounted for its non-vested stock awards under the provisions of APB No. 25. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant was charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period, except for grants subject to performance measures. These performance based shares were expensed under the accelerated expense attribution method under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.”

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following shows, on a pro forma basis, the effect on the Company’s net income and net income per share as if the provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards prior to January 1, 2006:

December 31,
(in millions, except per share amounts)	2005
Net income, as reported	$80.5
Add: Total stock compensation expense included
in reported net income, net of taxes	4.8
Deduct: Total stock-based employee compensation determined under
fair value based methods for all awards, net of tax	(4.2)
Pro forma net income	$81.1
Earnings per share
Basic - as reported	$4.22
Basic - pro forma	$4.25
Diluted - as reported	$3.91
Diluted - pro forma	$3.94

Argo Group’s 2007 Long-Term Incentive Plan

As of December 31, 2007, options to purchase 65,150 shares of Argo Group common stock were issued and outstanding, with a weighted averaged exercise price of $41.08 per share. The options will vest over a four-to-five year period. Weighted average grant date fair value of the options issued under this plan was $16.58 per share. Expense recognized for these options was not material.

As of December 31, 2007, 7,143 restricted share units were issued and outstanding under the 2007 Plan. The restricted share units will vest over three-to-four years. The weighted grant date fair value of these awards was $41.02 per share. Expense recognized related to the restricted share units was not material. As of December 31, 2007, there was $0.3 million of total unrecognized compensation cost related to restricted share units granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 3.2 years.

Argonaut Group’s Amended and Restated Stock Incentive Plan

Argonaut Group’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. The stock awards issued under the Amended Plan may be time-vested or have performance measures which must be met in order for the awards to vest, and generally vest over a two-to-five-year period. Grants under the Amended Plan have a legal life of seven to eleven years. Certain options and non-vested stock grants provide for accelerated vesting if there is a change in control, as defined by the Amended Plan.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of option activity under the Amended Plan as of December 31, 2007, and changes during the year is as follows (share counts and exercise prices have been adjusted for the effects of the conversion and reverse split discussed above):

	2007
		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at beginning of the year	1,364,664	$31.85
Granted	168,013	$43.50
Exercised	(480,025)	$28.09
Expired or forfeited	(55,177)	$39.19
Outstanding at end of the year	997,475	$35.22	4.9	8,569,629
Options vested or expected to vest
as of year end	975,842	$35.09	4.9	8,497,734
Exercisable at end of year	596,407	$32.50	4.7	6,668,203

Included in the total options granted during 2007 are 148,526 options whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year from the date of grant) and forfeit all or a pro rata portion of the grant if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor, which is adjusted quarterly, for the grants.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those options where the exercise price was below the quoted price at December 31, 2007.

The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $17.64, $24.17 and $15.50 respectively. Total intrinsic value of options exercised during the years ended December 31, 2007, 2005 and 2004 were $11.0 million, $6.2 million and $5.6 million, respectively.

For the year ended December 31, 2007, the Company received cash payments of $13.4 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan as of December 31, 2007, and changes during the year is as follows (share counts and exercise prices have been adjusted for the effects of the conversion and reverse split discussed above):

	2007
		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of the year	391,500	$46.96
Granted	116,369	$47.95
Vested and issued	(309,969)	$46.22
Expired or forfeited	(31,678)	$50.09
Outstanding at end of the year	166,222	$48.43

Included in the total shares granted during 2007 are 48,036 shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant in its entirety if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor for the grants.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2007, there was $6.0 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. The total fair value of shares vested during the year ended December 31, 2007 was $14.4 million.

Argonaut Group’s Non-Employee Director Stock Option Plan

Argonaut Group’s Non-Employee Director Stock Option Plan, as approved by the shareholders (the “Director’s Plan”), provided for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company was permitted to issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. All options have an exercise price equal to the fair market value as of the date of grant. The options vest on the first anniversary of the grant date. The options expire on the 7-year anniversary of the grant.

A summary of option activity under the Director’s Plan as of December 31, 2007, and changes during the year is as follows:

	2007
		Weighted-	Weighted-Average
		Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at beginning of the year	103,741	$34.19
Granted	-	$0.00
Exercised	(81,047)	$29.23
Expired or forfeited	-	$0.00
Outstanding at end of the year	22,694	$51.87	5.3
Options vested or expected to vest
as of year end	22,694	$51.87	5.3
Exercisable at end of year	22,694	$51.87	5.3

Aggregated intrinsic value of options outstanding under this plan was $0, as the options were underwater as of December 31, 2007. For the year ended December 31, 2007, the Company received cash payments of $2.4 million (net of any related tax payments) related to the settlement of stock options exercised under the Director’s Plan. The weighted-average grant date fair value of options granted during the years ended December 31, 2006 and 2005 were $28.13 and $17.23 respectively. Total intrinsic value of options exercised during the year ended December 31, 2007 was $1.6 million. No options under this plan were exercised in 2006 or 2005.

In December 2005, Argonaut Group adopted the Argonaut Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors could elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts were deferred, such amounts were credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan called for the Company to grant a match equal to 150% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit was valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provided for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,333 Stock Units. As a result of the Merger between Argonaut Group and PXRE, the Plan was amended to allow the directors to choose between a cash or stock settlement, to be paid on February 7, 2008 (six-months after the closing date of the Merger). Under this plan, the Company recorded compensation expense of $0.8 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PXRE Employee Share-Based Payment Plans

All options issued and outstanding under the PXRE employee plans were fully vested prior to the completion of the Merger, and therefore, no compensation expense associated with these was included in the results of operations from the closing date of the Merger through December 31, 2007. Options granted under these plans have a term of 10 years from the date of grant. Activity under these plans for the period of August 7, 2007 (the close of the Merger) through December 31, 2007 was as follows:

	2007
		Weighted-	Weighted-Average
		Average	Remaining
	Shares	Exercise Price	Contractual Term
Options acquired in merger	54,430	$187.76
Granted	-	$0.00
Exercised	-	$0.00
Expired or forfeited	(38,032)	$180.30
Outstanding at end of the year	16,398	$205.04	4.0

Aggregated intrinsic value of options outstanding under this plan was $0, as all options outstanding were underwater as of December 31, 2007. No options were granted in 2007, 2006 or 2005.

Additionally, as of December 31, 2007, 13,719 shares of restricted stock were issued and outstanding under the PXRE plans. The stock has a grant date fair value of $49.00 per share and vests over four years. As of December 31, 2007, there was $0.5 million of total unrecognized compensation cost related to the restricted stock grants. The weighted-average period over which this unrecognized expense is expected to be recognized is 3.3 years.

PXRE Directors Share-Based Payment Plans

All options issued and outstanding under the Director plans were vested prior to the merger, and therefore, no compensation expense associated with these was included in the results of operations from the closing date of the Merger through December 31, 2007. Options granted under these plans have a term of 10 years from the date of grant. As of December 31, 2007, 30,688 options were issued and outstanding under these plans. The weighted average grant date exercise price was $203.14 per share. The weighted average contractual life of these options was 5.0 years.

Employee Stock Purchase Plans

At the annual shareholders meeting held in November 2007, the shareholders approved an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period. The first offering period began December 1, 2007. The employee stock purchase plans for both PXRE and Argonaut Group were terminated prior to the completion of the Merger.

15. Segment Information

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of 2007, Argonaut Group evaluated its strategic direction with regards to the Select Market and Public Entity segments. Argonaut Group’s management determined that aggregating these two segments into one operating segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Select Markets segment. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

Additionally, the Company has liabilities associated with policies written in the 1960s, 1970s and 1980s, as well as risk management policies written prior to the sale of renewal rights to XL America, Inc. and other business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. Results of operations for PXRE are after the Merger. The Company classifies these results as Run-off Lines for purposes of segment reporting. Previously, the policies written prior to the sale to XL America, Inc. were included in Argonaut Group’s Risk Management segment. Effective January 1, 2007, as the only activity currently related to the Risk Management segment is the servicing of policies previously written coupled with the administration of claims, Risk Management activity is presented in Run-off Lines. Amounts applicable to prior periods have been reclassified to conform to the presentation followed after the Merger.

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

Revenue and income before income taxes and extraordinary item of each reporting segment for the years ended December 31 were as follows:

(in millions)	2007	2006	2005
Revenue:
Earned premiums
Excess and Surplus Lines	$542.6	$522.4	$374.9
Select Markets	302.2	270.0	253.3
International Specialty	18.1	5.2	-
Run-off Lines	(3.1)	15.4	70.8
Total earned premiums	859.8	813.0	699.0
Net investment income
Excess and Surplus Lines	54.5	43.6	30.0
Select Markets	27.2	21.8	19.2
International Specialty	5.6	-	-
Run-off Lines	43.1	33.7	31.9
Corporate and Other	3.9	5.4	2.8
Total net investment income	134.3	104.5	83.9
Realized investment and other gains, net	5.9	21.2	3.3
Total revenue	$1,000.0	$938.7	$786.2

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2007	2006	2005
Income (loss) before income taxes and extraordinary item
Excess and Surplus Lines	$112.7	$101.4	$57.7
Select Markets	61.3	50.4	38.0
International Specialty	8.1	0.8	-
Run-off Lines	(6.9)	15.6	5.7
Total segment income before taxes and extraordinary item	175.2	168.2	101.4
Corporate and Other	(61.3)	(26.4)	(23.2)
Realized investment and other gains, net	5.9	13.6	3.3
Realized gain on sale of real estate, net	-	7.6	-
Total income before income taxes and extraordinary item	$119.8	$163.0	$81.5

Included in Corporate and Other for the year ended December 31, 2007 was $19.8 million in expenses related to the entities acquired in the Merger and $10.2 million in compensation expense due to the acceleration of the vesting of certain share-based payment awards.

The following table represents identifiable assets as of December 31, 2007 and 2006:

(in millions)	2007	2006
Excess and Surplus Lines	$1,973.9	$1,756.1
Select Markets	1,038.1	871.3
International Specialty	334.8	9.6
Run-off Lines	1,317.1	1,056.1
Corporate and Other	203.0	28.4
Assets held for sale	256.6	-
Total	$5,123.5	$3,721.5

The increase in Corporate and Other is primarily a result of dividend activity. Argonaut Insurance Company and Colony Insurance Company paid dividends of $46.0 million and $28.5 million, respectively, to Argonaut Group during December 2007. Additionally, the estimated dividend of $75.0 million from PXRE Reinsurance Company (see Note 3 - Sale of PXRE Reinsurance Company for additional information) is a component of Corporate and Other at December 31, 2007.

Included in identifiable assets as of December 31, 2007 and 2006, was allocated goodwill $68.3 million for the Excess and Surplus Lines segment and $38.0 million for the Select Markets segment.

16. Run-off Lines

The Company has discontinued active underwriting of certain lines of business, including those lines which were previously recorded in Argonaut Group’s Risk Management segment and business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities and medical malpractice policies, written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s gross reserves, excluding reserves classified as held for sale, as of December 31:

(in millions)	2007	2006
Asbestos and Environmental:
Reinsurance assumed	$117.7	$125.8
Other	39.5	41.0
Total Asbestos and Environmental	157.2	166.8
Risk management	461.2	513.7
PXRE run-off lines	198.5	-
Other run-off lines	24.9	28.6
Total Run-off Lines	841.8	709.1
Continuing lines	1,583.7	1,320.1
Total reserves	$2,425.5	$2,029.2

The following table presents the Company’s net underwriting results for the three years ended December 31:

(in millions)	2007	2006	2005
Asbestos and Environmental:
Reinsurance assumed	$(18.3)	$(12.1)	$(2.8)
Other	(3.4)	(4.8)	(3.5)
Total Asbestos and Environmental	(21.7)	(16.9)	(6.3)
Risk management	(15.7)	(8.2)	(13.7)
PXRE run-off lines	(7.9)	-	-
Other run-off lines	(3.9)	7.0	(6.2)
Total Run-off Lines	(49.2)	(18.1)	(26.2)
Continuing lines	94.8	87.2	46.5
Underwriting Income	45.6	69.1	20.3
Corporate and Other expenses	(40.8)	(18.8)	(11.0)
Total underwriting income	$4.8	$50.3	$9.3

The Company has received asbestos and environmental liability claims arising from other liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Asbestos and environmental claims originate from policies directly written by the Company and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for the Company's asbestos exposure as of December 31:

(in millions)	2007	2006	2005
Direct written
Case reserves	$11.5	$11.8	$8.1
ULAE	3.3	2.9	2.4
IBNR	19.1	25.1	30.0
Total direct written reserves	33.9	39.8	40.5
Assumed domestic
Case reserves	34.2	33.9	32.4
ULAE	5.4	4.9	3.3
IBNR	39.1	41.0	35.3
Total assumed domestic reserves	78.7	79.8	71.0
Assumed London
Case reserves	10.8	11.0	11.9
ULAE	1.5	1.7	1.3
IBNR	11.7	11.0	16.5
Total assumed London reserves	24.0	23.7	29.7
Total asbestos reserves	$136.6	$143.3	$141.2

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations, and the judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. The Company uses a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined primarily based on the report year method with some weight applied to other methods. The report year method relies most heavily on the Company's historical claims and severity information. Other methods rely more heavily on industry information. The Company engages an outside consulting actuary to perform an annual analysis on the Company's exposure. The consulting actuary provides its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the asbestos and environmental loss and loss adjustment expense reserves.

As of December 31, 2007, the Run-off Lines segment recognized unfavorable development on prior accident years of $23.0 million driven by a $28.8 million increase to other liability reserves, primarily asbestos and environmental, and $3.2 million favorable development in medical malpractice reserves. The Company’s run-off risk management business also experienced $10.4 million in favorable development in liability and automobile reserves as well as $7.0 million unfavorable development in workers compensation reserves. In addition, the segment had $0.8 million of unfavorable development primarily attributable to a write down of a ceded risk cover underwritten by PXRE. Based on 2007 actuarial analyses, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

The Company completed the 2006 analysis of loss and loss adjustment expense reserves related to its other liability lines which include asbestos and environmental claims during the third quarter and updated the analysis during the fourth quarter of 2006. As a result of this analysis, the Company recorded an additional $12.2 million in reserves. Additionally, the Company strengthened its unallocated loss and loss adjustment expense reserves by $4.7 million based on this analysis. Partially offsetting these increases was a reduction to medical malpractice reserves of $7.0 million. In addition, the segment experienced a $9.6 million reduction to prior accident year’s workers compensation reserves in the Company’s risk management business as well as a $0.7 million decrease attributable to other lines.

A similar analysis related to its other liability lines which include asbestos and environmental claims was completed in the third quarter of 2005, and as a result of this analysis the Company recorded an additional $4.3 million increase to reserves, primarily for unallocated loss and loss adjustment expense reserves and $2.0 million increase primarily related to reduced ceded losses resulting from an increase to the reserve for doubtful accounts for unpaid ceded losses for certain reinsurance treaties. In addition, the segment had $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years in the Company’s risk management business, partially offset by $5.5 million of unfavorable development in workers compensation, which was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation.

17. Derivative Instruments

Prior to the Merger, PXRE entered into an agreement that provided collateralized catastrophe protection with A&W II, a special purpose Cayman Islands reinsurance company which was funded through a catastrophe bond transaction. This coverage provided the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, the Company will receive a recovery under the agreement. The recovery is based on modeled losses and is not limited to the Company’s ultimate net loss from the loss event. The coverage provided $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. In 2007, PXRE entered into agreements for the periods from July 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008, through which it sold catastrophe protection to a third party mirroring this collateralized facility.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company  records these derivative contracts at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheet with any changes in the value on or after August 7, 2007 reflected in “Interest expense and other” in the Consolidated Statement of Income. Included in “Interest expense and other” for the year ended December 31, 2007 was a $3.5 million expense which consists of the net change in fair value relating to these contracts. As there is no quoted market value available for these derivatives, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amounts recognized could be materially different from the actual recoveries received or paid under these contracts.

A&W II, the counterparty to the catastrophe bond transaction, is a variable interest entity under the provisions of FIN 46-R. The Company is not the primary beneficiary of this entity and is, therefore, not required to consolidate it in its consolidated financial statements.

18. Commitments and Contingencies

Between May 3, 2006 and June 16, 2006, several class action lawsuits were filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. on behalf of a putative class of plaintiffs consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. On March 30, 2007, these lawsuits were consolidated into one proceeding before the United States District Court for the Southern District of New York and are now the subject of an Amended Class Action Complaint filed on June 15, 2007 (the “Amended Complaint”). The Amended Complaint alleges that during the purported class period PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business and that certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Complaint alleges that the above acts and omissions caused investors to purchase PXRE’s securities at artificially inflated prices during the purported class period and seeks an unspecified amount of damages, as well as attorneys’ fees and costs. A motion to dismiss the Amended Complaint was filed on August 15, 2007, and is now actively pending before the Court following submission of final briefs by the parties.

PXRE and certain of its former officers have entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. Potential claims covered by Tolling and Standstill Agreement would include those based on allegations similar in nature to those described above. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on May 15, 2008.

Although the Company has received no notice of any other potential lawsuits or other proceedings relating to the alleged facts and circumstances described above, it is possible that the Company could be the subject of additional litigation or regulatory inquiries regarding such matters in the future.

At this early stage, the Company is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages which ultimately may be associated with the pending securities litigation or any other future proceedings regarding the alleged facts and circumstances described above, nor can the Company currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, the Company is unable to reasonably estimate the possible loss, range of loss or legal costs which are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Leases

The Company has entered into a fifteen-year capital lease agreement for the home office of one of its subsidiaries. Under the terms of this lease, the Company has the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If the Company fails to exercise such option, the lessor may require the Company to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease asset has been recorded in other assets, net of depreciation and in other liabilities at its present value using a discount rate of 8.5%. The future minimum rental payments required under this lease are as follows:

(in millions)	Amount Due
2008	$0.7
2009	0.7
2010	0.7
2011	0.7
2012	2.5
Thereafter	-
Total	$5.3

The Company leases additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2007, future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2008	$8.2
2009	7.8
2010	6.6
2011	5.7
2012	3.6
Thereafter	5.9
Total	$37.8

20. Statutory Accounting Principles

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to pay cash dividends to its shareholders, for debt service and for its operating expenses. The ability of the Company’s insurance and reinsurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed by the jurisdictions of domicile that regulate the Company’s insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

The Company’s insurance and reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax assets is recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance.

The payment of dividends by Peleus Re is limited under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (collectively, the “Insurance Act”). Peleus Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. As of December 31, 2007, Peleus Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2007, the unaudited statutory capital and surplus of Peleus Re was estimated to be $1.2 billion and the amount required to be maintained was estimated to be $100.0 million. The unaudited statutory net income was estimated to be $9.6 million. As of December 31, 2007, Peleus Re had assets on its statutory balance sheet of approximately $729.0 million which consists of investments in subsidiaries as well as amounts due from its parent company, Argo Group.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As an intermediate insurance and reinsurance holding company, Argonaut Group is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to service its debt, to fund operating expenses and to pay dividends to PXRE Holdings (Ireland) Limited. The statutory policyholders' surplus and net income for the years ended December 31, 2007, 2006, and 2005, of Argonaut Group’s principal insurance and reinsurance subsidiaries, Argonaut Insurance Company, Colony Insurance Company and PXRE Reinsurance Company (results of PXRE Reinsurance Company are included in the 2007 year only), included in those companies' respective filings with regulatory authorities are as follows:

(in millions)	2007	2006	2005
	(unaudited)	(audited)	(audited)
Net income (loss)	$109.4	$72.5	$(14.2)
Surplus	$947.0	$768.3	$548.1

Various state insurance laws restrict the amount that may be transferred to Argonaut Group from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries' net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends. On December 28, 2007, Argonaut Insurance Company paid its sole shareholder, Argonaut Group, an ordinary dividend of $46.0 million, and also on December 28, 2007, after receiving approval from the Virginia Bureau of Insurance, Colony Insurance Company paid its sole shareholder, Argonaut Group, an extraordinary dividend of $28.5 million. In addition, in December, PXRE Reinsurance Company filed notice with the Connecticut Insurance Department that PXRE Reinsurance Company intends to pay an extraordinary cash dividend of $75.0 million to its parent, Argonaut Group, concurrent with the sale of PXRE Reinsurance Company. The sale is pending regulatory approval and expected to close in the first quarter of 2008. The Connecticut Insurance Department approved the dividend contingent on the closing of the sale and thus is not reflected in the results of PXRE Reinsurance Company included in the above table. No dividends were paid in 2006 or 2005.

Argonaut Insurance Company is a direct subsidiary of Argonaut Group and is regulated by the Illinois Department of Insurance (effective December 31, 2006, upon redomestication from California). Under Illinois Insurance Regulations, Argonaut Insurance Company is permitted to pay dividends in 2008 up to $23.9 million to Argonaut Group. Colony Insurance Company, a direct subsidiary of Argonaut Group, is regulated by the Virginia Bureau of Insurance. Under Virginia Insurance Regulations, Colony Insurance Company is permitted to pay dividends in 2008 up to $3.0 million to Argonaut Group. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

21. Disclosures about Fair Value of Financial Instruments

Cash and short-term investments. For those short-term investments, the carrying amount approximates fair value.

Investment securities. For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of these is reflected in the Consolidated Balance Sheets.

Premiums receivable and reinsurance recoverables. The carrying value of current receivables approximates fair value. At December 31, 2007 and 2006, the carrying values of premiums receivable over 90 days were $7.4 million and $7.0 million, respectively, and the carrying values of reinsurance recoverables over 90 days were $33.4 million and $33.6 million, respectively. The Company’s methodology for establishing its reserves for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the reserves. At December 31, 2007 and 2006, the reserves for doubtful accounts for premiums receivable were $7.0 million and $8.9 million, respectively, and the reserves for doubtful accounts for reinsurance recoverables were $18.9 million and $19.3 million, respectively. Further, as of December 31, 2007 and 2006, premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $1.1 million respectively. The carrying value of aged receivables, net of reserves for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term debt. The Company has $311.4 million and $144.3 million of Floating Rate Junior Subordinated Debentures outstanding as of December 31, 2007 and 2006, respectively (see Note 8 - Junior Subordinated Debentures). The carrying amount of the Debentures approximates fair value.

Revolving Credit Facility. The Company has $58.0 million outstanding under its revolving credit facility as of December 31, 2007 (see Note 9 - Borrowing Under Revolving Credit Facility). The interest rate on this borrowing is reset approximately every thirty days. Accrued interest becomes due and payable at each reset date. The carrying amount of the borrowing approximates fair value.

22. Insurance Assessments

The Company participates in statutorily created insolvency guarantee and weather-related loss protection associations in all states where it is authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. The Company is assessed its pro-rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations. The Company has accrued assessments of $14.1 million at December 31, 2007.

23. Quarterly Financial Data — Unaudited

The following table represents unaudited quarterly financial data for the years ended December 31, 2007 and 2006. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income before income taxes and extraordinary item, net income before extraordinary item and net income include gains on the sale of investments. The Company cannot anticipate when or if similar gains may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results. Net income per common share has been adjusted to reflect the 6.4840 exchange ratio and 1-for-10 reverse split resulting from the PXRE-Argonaut Group Merger (see Note 2 for further discussion regarding the Merger). Results for the three months ended September 30, 2007 and for the three months ended December 31, 2007 reflect the consolidated results of Argo Group beginning on August 7, 2007, the closing date of the Merger.

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2007
Total revenue	$234.4	$241.5	$258.7	$265.4
Net income before income taxes and extraordinary item	37.4	30.4	12.0	40.0
Net income before extraordinary item	25.1	21.0	6.9	24.5
Net income	25.1	21.0	74.2	23.5
Net income (loss) per common share - basic*
Income before extraordinary item	$1.17	$0.95	$0.25	$0.80
Extraordinary item	-	-	2.46	(0.03)
Net income	$1.17	$0.95	$2.71	$0.77
Net income (loss) per common share - diluted*
Income before extraordinary item	$1.13	$0.94	$0.25	$0.79
Extraordinary item	-	-	2.45	(0.03)
Net income	$1.13	$0.94	$2.70	$0.76
Comprehensive income	29.7	10.2	100.4	40.3

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2006
Total revenue	$224.6	$228.7	$242.3	$243.1
Net income before income taxes and extraordinary item	31.2	35.6	46.9	49.3
Net income before extraordinary item	20.5	23.4	30.7	31.4
Net income	20.5	23.4	30.7	31.4
Net income per common share - basic*
Income before extraordinary item	$1.00	$1.13	$1.48	$1.49
Extraordinary item	-	-	-	-
Net income	$1.00	$1.13	$1.48	$1.49
Net income per common share - diluted*
Income before extraordinary item	$0.94	$1.07	$1.40	$1.42
Extraordinary item	-	-	-	-
Net income	$0.94	$1.07	$1.40	$1.42
Comprehensive income	7.5	11.6	62.2	37.5

*Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

BALANCE SHEETS	December 31,
	2007 (1)	2006 (2)
Assets
Investments:
Fixed maturities	$-	$1.5
Other investments	-	4.3
Short-term investments	25.2	74.0
Total investments	25.2	79.8
Cash	0.2	2.7
Investment in subsidiaries	1,438.1	972.1
Current income taxes receivable	-	1.0
Goodwill	-	27.4
Other assets	4.0	13.2
Total assets	$1,467.5	$1,096.2

Liabilities and Shareholders' Equity
Junior subordinated debentures	$64.4	$144.3
Deferred tax payable	-	80.0
Due to subsidiaries	14.2	21.5
Other liabilities	4.4	2.7
Total liabilities	83.0	248.5
Shareholders' equity	1,384.5	847.7
Total liabilities and shareholders' equity	$1,467.5	$1,096.2

(1)	The balance sheet for 2007 represents the balance sheet of Argo Group International Holdings, Ltd.
(2)	The balance sheet for 2006 represents the balance sheet of Argonaut Group, Inc.

STATEMENTS OF INCOME	For the Years Ended December 31,
	2007 (3)	2006 (4)	2005 (4)
Revenues	$0.3	$5.3	$2.8
Expenses:
Other expenses	12.8	35.4	31.4
Total operating expenses	12.8	35.4	31.4

Loss before tax and undistributed earnings	(12.5)	(30.1)	(28.6)
Benefit for income taxes	-	(1.4)	(13.1)
Net loss before equity in earnings of subsidiaries	(12.5)	(28.7)	(15.5)
Equity in undistributed earnings of subsidiaries	90.0	134.7	96.0
Income before extraordinary item	77.5	106.0	80.5
Extraordinary item	66.3	-	-
Net income	$143.8	$106.0	$80.5

(3)

Net income for 2007 consists of net loss before equity in earnings of subsidiaries for Argo Group International Holdings, Ltd. for the period from the Merger date of August 7, 2007 through December 31, 2007, and equity in undistributed earnings of Argonaut Group subsidiaries for the twelve month period plus equity in undistributed earnings in PXRE subsidiaries for the period from the Merger date of August 7, 2007 through December 31, 2007.

(4)	Represents historical results for Argonaut Group, Inc. for each respective twelve month period.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2007 (1)	2006 (2)	2005 (2)
Cash flows from operating activities:
Net income	$143.8	$106.0	$80.5
Adjustments to reconcile net income to
net cash used by operating activities:
Amortization	-	0.2	7.0
Share-based payments expense	-	8.7	-
Excess tax benefits from share-based payment arrangements	-	(2.3)	-
Tax benefit from exercise of stock options	-	-	1.4
Extraordinary gain due to merger	(66.3)	-	-
Undistributed earnings in subsidiaries	(90.0)	(134.7)	(96.0)
Change in:
Deferred tax payable	-	10.3	15.8
Due to subsidiaries	2.1	2.3	1.0
Prepaid assets	(1.4)	4.0	(11.6)
Income taxes	-	1.2	(2.3)
Other, net	(4.2)	(4.6)	3.0
Cash used by operating activities	(16.0)	(8.9)	(1.2)

Cash flows from investing activities:
Maturities and mandatory calls of fixed maturity investments	-	18.0	2.0
Purchases of fixed maturity investments	-	-	(5.0)
Change in short-term investments	(25.2)	40.1	(55.0)
Acquisition of subsidiary ownership	-	(17.2)	-
Net distribution (contribution) from (to) subsidiaries	40.0	(37.0)	(20.3)
Cash provided (used) by investing activities	14.8	3.9	(78.3)

Cash flows from financing activities:
Issuance of junior subordinated debentures	-	-	30.9
Stock options exercised, employee stock purchase plan issuance, and
retirement of common shares (tax payments on non-vested stock)	1.1	6.8	9.8
Secondary common stock offering, net of offering expenses	-	(0.2)	41.0
Excess tax benefits from share-based payment arrangements	-	2.3	-
Payment of cash dividend to preferred shareholders	-	(1.4)	(2.2)
Cash provided by financing activities	1.1	7.5	79.5

Change in cash	(0.1)	2.5	-
Cash, beginning of period	0.3	0.2	0.2
Cash, end of period	$0.2	$2.7	$0.2

(1)	Cash flows for 2007 represents cash flows for Argo Group International Holdings, Ltd. for the period from the Merger date of August 7, 2007 through December 31, 2007.
(2)	Represents historical results for Argonaut Group, Inc. for each respective twelve month period.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2007, 2006, and 2005
(in millions)

							Amortization
		Future		Premium	Net Invest.	Ben, Loss,	(Deferral)	Other	Premiums
	DAC	Benefits	UPR	Revenue	Income	& LAE	DAC	Insur. Exp	Written
Segment	(a) (3)	(b)	(c)	(d)	(e) (l)	(f)	(g)	(h) (2)	(i)
Year Ended December 31, 2007
Excess and Surplus Lines	$61.1	$1,084.7	$318.7	$542.6	$54.5	$311.8	$(0.1)	$172.7	$533.5
Select Markets	29.7	481.7	169.5	302.2	27.2	182.2	0.7	85.2	303.1
International Specialty	1.2	17.3	14.1	18.1	5.6	9.8	(0.4)	6.2	19.0
Run-off Lines	-	841.8	4.5	(3.1)	43.1	23.1	-	23.0	(1.4)
Corporate and Other	-	-	-	-	3.9	-	-	40.8	-
	$92.0	$2,425.5	$506.8	$859.8	$134.3	$526.9	$0.2	$327.9	$854.2

Year Ended December 31, 2006
Excess and Surplus Lines	$61.0	$890.8	$337.0	$522.4	$43.6	$300.5	$(2.7)	$166.8	$551.2
Select Markets	30.4	425.9	165.6	270.0	21.8	163.7	(2.7)	80.4	284.2
International Specialty	0.7	3.4	5.8	5.2	-	3.5	(0.7)	1.6	11.0
Run-off Lines	-	709.1	8.0	15.4	33.7	9.9	2.9	20.7	0.6
Corporate and Other	-	-	-	-	5.4	-	-	18.8	-
	$92.1	$2,029.2	$516.4	$813.0	$104.5	$477.6	$(3.2)	$288.3	$847.0

Year Ended December 31, 2005
Excess and Surplus Lines	$58.3	$703.0	$296.6	$374.9	$30.0	$231.2	$(21.2)	$137.2	$451.3
Select Markets	27.7	389.4	148.7	253.3	19.2	159.1	(2.6)	78.0	269.2
International Specialty	-	-	-	-	-	-	-	-	-
Run-off Lines	2.9	783.0	30.5	70.8	31.9	45.5	4.9	46.6	48.9
Corporate and Other	-	-	-	-	2.8	(8.6)	-	19.6	-
	$88.9	$1,875.4	$475.8	$699.0	$83.9	$427.2	$(18.9)	$281.4	$769.4

(a)	Deferred Acquisition Costs
(b)	Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, and Claim Adjustment Expenses
(g)	Amortization of Deferred Acquisition Costs
(h)	Other Insurance Expenses
(i)	Premiums Written, net
(1)	Net investment income allocated based upon each segment's share of investable funds
(2)	Other insurance expenses allocated based on specific identification, where possible, and related activities
(3)	DAC was acquired in the Merger. As a result, the 2007 DAC amortization will not equal the change in DAC

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at	Acquired	Charged to	Charged to			Balance
	Beginning	due to	Cost and	Other			at End of
	of Period	Merger	Expense	Accounts	Deductions		Period
Year ended December 31, 2007
Deducted from assets:
Valuation allowance for deferred tax asset	$-	$49.3	$-	$-	$30.5	(1)	$18.8

Year ended December 31, 2006
Deducted from assets:
Valuation allowance for deferred tax asset	$-	$-	$-	$-	$-		$-

Year ended December 31, 2005
Deducted from assets:
Valuation allowance for deferred tax asset	$25.1	$-	$-	$-	$25.1		$-

(1)	The deduction is attributable to the deferred tax balances of PXRE Reinsurance Company. The deferred tax balances and the corresponding valuation allowance for PXRE Reinsurance Company net to zero in "Assets held for sale" in the Consolidated Balance Sheet at December 31, 2007.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE VI
SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Deferred acquisition costs	$92.0	$92.1	$88.9
Reserves for losses and loss adjustment expenses (1)	$2,425.5	$2,029.2	$1,875.4
Unamortized discount in reserves for losses	$40.0	$43.6	$43.8
Unearned premium	$506.8	$516.4	$475.8
Premiums earned	$859.8	$813.0	$699.0
Net investment income	$134.3	$104.5	$83.9
Losses and loss adjustment expenses incurred:
Current Year	$557.2	$522.5	$447.5
Prior Years	$(30.3)	$(44.9)	$(20.3)
Amortization (Deferral) of policy acquisition costs (2)	$0.2	$(3.2)	$(18.9)
Paid losses and loss adjustment expenses, net of reinsurance	$459.8	$341.9	$268.9
Gross premiums written	$1,180.9	$1,155.6	$1,055.7

(1)	Excludes PXRE Reinsurance Company's reserves for losses and loss adjustment expenses of $135.7 million which is a component of "Liabilities held for sale" in the Consolidated Balance Sheet at December 31, 2007.
(2)	Deferred acquisition costs were acquired in the Merger. The 2007 amortization of policy acquisition costs will not equal the balance sheet change.