Form 10-Q
period 2008-03-31
Argo Group International Holdings, Ltd.
filed 2008-05-12
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing Address)

(441) 296-5858

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of May 7, 2008.

Title	Outstanding
Common Shares, par value $1.00 per share	30,702,300

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2008 - $2,623.1; 2007 - $2,603.1)	$2,656.8	$2,616.0
Trading (cost: 2008 - $11.4; 2007 - $0)	11.4	—
Equity securities, at fair value (cost: 2008 - $204.1; 2007 - $200.3)	286.0	302.8
Other investments, at fair value, which approximates cost	19.5	15.2
Short-term investments, at fair value, which approximates cost	551.7	621.6

Total investments	3,525.4	3,555.6

Cash	50.9	42.2
Accrued investment income	25.4	24.9
Premiums receivable	275.3	223.7
Reinsurance recoverables	635.2	610.1
Goodwill	113.2	106.3
Current income taxes receivable, net	0.3	—
Deferred tax asset, net	35.8	30.3
Deferred acquisition costs, net	95.1	92.0
Ceded unearned premiums	139.5	114.5
Other assets	84.3	67.3
Assets held for sale	—	256.6

Total assets	$4,980.4	$5,123.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$2,447.0	$2,425.5
Unearned premiums	550.6	506.8
Accrued underwriting expenses	45.5	79.3
Funds held	47.2	42.4
Ceded reinsurance payable, net	66.4	49.7
Borrowing under revolving credit facility	58.0	58.0
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	—	5.1
Other liabilities	31.3	60.0
Liabilities held for sale	—	200.8

Total liabilities	3,557.4	3,739.0

Shareholders’ equity:
Preferred shares - $1.00 par, 30,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common shares - $1.00 par, 500,000,000 shares authorized; 30,693,847 and 30,663,037 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30.7	30.7
Additional paid-in capital	687.4	685.9
Retained earnings	629.2	592.3
Accumulated other comprehensive income, net of taxes	75.7	75.6

Total shareholders’ equity	1,423.0	1,384.5

Total liabilities and shareholders’ equity	$4,980.4	$5,123.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Premiums and other revenue:
Earned premiums	$218.7	$205.6
Net investment income	38.1	28.2
Realized investment and other gains, net	1.3	0.6

Total revenue	258.1	234.4

Expenses:
Losses and loss adjustment expenses	131.6	119.1
Underwriting, acquisition and insurance expense	78.2	74.6
Interest expense and other	7.0	3.3

Total expenses	216.8	197.0

Income before income taxes	41.3	37.4
Provision for income taxes	4.4	12.3

Net income	$36.9	$25.1

Net income per common share:
Basic	$1.20	$1.17

Diluted	$1.20	$1.13

Weighted average common shares:
Basic	30,673,294	21,343,591

Diluted	30,834,456	22,173,427

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net income	$36.9	$25.1

Other comprehensive income:
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(2.5)	7.7
Less reclassification adjustment for losses (gains) included in net income	1.1	(0.6)

Other comprehensive (loss) income before tax	(1.4)	7.1
Income tax (benefit) provision related to other comprehensive (loss) income	(1.5)	2.5

Other comprehensive income, net of tax	0.1	4.6

Comprehensive income	$37.0	$29.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$36.9	$25.1
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	2.6	2.3
Share-based payments expense	1.5	3.3
Excess tax expense (benefit) from share-based payment arrangements	0.1	(0.4)
Deferred federal income tax benefit	(3.9)	(0.9)
Realized losses (gains) on investments	1.1	(0.6)
Change in:
Accrued investment income	(0.5)	(0.1)
Receivables	(64.4)	(36.2)
Deferred acquisition costs	(3.1)	(1.1)
Ceded unearned premiums	(24.9)	(5.2)
Reserves for losses and loss adjustment expenses	3.9	51.3
Unearned premiums	43.8	(0.4)
Ceded reinsurance payable	16.5	11.9
Income taxes payable	(5.8)	10.6
Accrued underwriting expenses and funds held	(41.6)	(19.1)
Sales of trading investments	6.2	—
Maturities of trading investments	2.9	—
Purchases of trading investments	(11.8)	—
Other assets and liabilities, net	(17.7)	11.6

Cash (used) provided by operating activities	(58.2)	52.1

Cash flows from investing activities:
Sales of fixed maturity investments	31.5	55.6
Maturities and mandatory calls of fixed maturity investments	96.2	55.7
Sales of equity securities	16.9	0.9
Sales of other investments	1.4	—
Purchases of fixed maturity investments	(164.4)	(202.5)
Purchases of equity securities	(19.1)	(11.1)
Change in short-term investments	62.3	33.6
Purchases of fixed assets	(1.5)	(0.6)
Acquisition, net of cash acquired	(12.5)	—
Sale of investment in subsidiary - continuing operations	56.0	—
Other, net	(0.2)	2.7

Cash provided (used) by investing activities	66.6	(65.7)

Cash flows from financing activities:
Stock options exercised, employee stock purchase plan issuance, and retirement of common shares (tax payments on non-vested stock)	0.4	1.0
Excess tax (expense) benefit from share-based payment arrangements	(0.1)	0.4

Cash provided by financing activities	0.3	1.4

Change in cash	8.7	(12.2)
Cash, beginning of period	42.2	43.8

Cash, end of period	$50.9	$31.6

See accompanying notes.

AGRO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

On March 14, 2007 (and as amended and restated on June 8, 2007), PXRE Group Ltd. (“PXRE”) and Argonaut Group, Inc. (“Argonaut Group”) entered into a merger agreement (the “Merger Agreement”) pursuant to which Argonaut Group became a wholly-owned subsidiary of PXRE on August 7, 2007 (the “Merger”). PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or “the Company”) upon the closing of the Merger. Immediately following the Merger, Argonaut Group’s pre-Merger shareholders held approximately 73% of Argo Group’s shares, with PXRE’s pre-Merger shareholders retaining approximately 27% of Argo Group’s shares. Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. Argo Group has accounted for the Merger as a purchase business combination, using Argonaut Group’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of PXRE as of August 7, 2007. As a result of the reverse acquisition treatment, the consolidated financial statements presented herein for periods ended prior to the closing of the Merger (and any other financial information presented herein with respect to such pre-Merger dates, unless otherwise specified) are the consolidated financial statements and other financial information of Argonaut Group. The results of operations, comprehensive income, and cash flows reflect those of Argonaut Group for the three months ended March 31, 2007 and those of the combined entity for the three months ended March 31, 2008. See Note 3, “Business Acquisitions,” for additional discussion of the Merger and an unaudited pro forma presentation of financial results for the combined company.

In connection with and immediately following completion of the Merger, on August 7, 2007, the Company’s common shares were split 1-for-10 in a reverse stock split. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

Effective December 31, 2007, Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity and was renamed Argo Group US, Inc. (“Argo Group US”), formerly named Argonaut Group. References in the notes to Argonaut Group pertain to the period prior to this merger. Argo Group US is a subsidiary of PXRE Holdings (Ireland) Limited, which is directly owned by Argo Reinsurance Ltd. (“Argo Re”), formerly named Peleus Reinsurance Ltd. Argo Re is directly owned by Argo Group.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables reserve for doubtful accounts, estimates of written and earned premiums, the fair value of investments and the Company’s deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.

The interim financial information as of March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of March 31, 2008.

The balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Prior to the Merger, Argonaut Group organized its operations into two ongoing business segments: Excess and Surplus Lines and Commercial Specialty (formerly known as Select Markets). PXRE classified its business, prior to the Merger, into two reportable property and casualty segments: Catastrophe and Risk Excess and Exited Lines. Subsequent to the Merger, the Company determined that its operations would be organized in three ongoing business segments, with International Specialty being added to Argonaut Group’s previously reported segments. The International Specialty segment is largely comprised of the operations of Argo Re, a Bermuda-based subsidiary of the Company that focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Commercial Specialty segments. See Note 11, “Business Segments,” for additional information on the operating results of the Company’s segments.

2. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under SFAS No. 141(R), assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are required to be measured at the acquisition date at their fair values as of that date. Acquisition date is defined as the date the acquirer legally transfers the consideration, acquires the assets and assumes the liabilities. Adjustments to the provisional amounts initially recorded can be recognized during the measurement period based on new information about facts and circumstances that if the information had existed at the acquisition date would have affected the initial measurement. The measurement period is not to exceed one year from the date of acquisition. Additionally, acquisition-related costs excluding costs to issue debt or equity securities are expensed as incurred. SFAS No. 141(R) is applicable for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). Effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited, SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (e) sufficient disclosures are made that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company currently does not have any noncontrolling interests that will be impacted by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy; (2) information about the volume of derivative activity; (3) tabular disclosures of fair value amounts and gains and losses on derivatives and related hedged items; and (4) credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company is currently evaluating SFAS No. 161 to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statement disclosures.

3. Business Acquisitions

PXRE-Argonaut Group Merger

On August 7, 2007, PXRE and Argonaut Group completed the Merger, and Argonaut Group became a wholly-owned subsidiary of PXRE. Each share of Argonaut Group common stock was exchanged for 6.484 PXRE common shares (the “exchange ratio”). Immediately following the Merger, the number of PXRE common shares that Argonaut Group shareholders were entitled to receive was adjusted, proportionately among all PXRE common shareholders, upon completion of a 1-for-10 reverse stock split. PXRE convertible preferred shares were converted to common shares at closing at a conversion price of $6.24. Common shares and additional paid-in capital in the Consolidated Balance Sheet were also restated to give effect to the difference in par value of the exchanged shares. Cash was paid in lieu of fractional shares of the Company’s common shares.

The Merger was accounted for using the purchase method of accounting under SFAS No. 141. Under the purchase method of accounting, Argonaut Group is considered the acquirer of PXRE for accounting purposes and the total purchase price is allocated to the assets acquired and liabilities assumed from PXRE based on their fair values as of August 7, 2007. The acquired entity, PXRE, issued the equity interests, and the business combination met the criteria of a reverse acquisition.

The financial information in the table below summarizes the combined results of operations of PXRE and Argonaut Group, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of the three month period ended March 31, 2007. These results have been prepared by adjusting the historical results of Argonaut Group to include the historical results of PXRE and the impact of purchase price allocations.

The following unaudited pro forma information for the three months ended March 31, 2007, is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company (in millions, except per share data):

Revenue	$240.7
Net income	$21.1

Net income per common share (1)
Basic	$0.71
Diluted	$0.69

(1)	All per share information has been restated to reflect the 1-for-10 reverse stock split effected on August 7, 2007.

Acquisition of Massamont Insurance Agency, Inc.

On March 4, 2008, Argo Group US acquired Massamont Insurance Agency, Inc. (“Massamont”) in a cash transaction. The acquisition increased goodwill by $6.9 million. The acquisition of Massamont expands Argo Group’s public entity presence in the New England market place. Public entity is included in the results of the Commercial Specialty segment.

4. Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut domiciled reinsurance company. Argo Group US (formerly PXRE Corporation of Delaware), the parent of PXRE Reinsurance Company, received a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008. The preliminary sales price was $57.7 million as of March, 31 2008; however, the sales price is subject to final pricing and terms. As a result of the sale, the Company recognized a gain on sale of $2.3 million (included in realized investment and other gains, net, for the three months ended March 31, 2008), primarily attributable to the increase in the value of the fixed maturity portfolio.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Argo Group had classified the assets and liabilities of PXRE Reinsurance Company as assets held for sale and liabilities held for sale, respectively, in the Consolidated Balance Sheet as of December 31, 2007. Since the Merger, and prior to December 31, 2007, the assets of PXRE Reinsurance Company were included in the Run-off Lines segment.

5. Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2008 is presented below:

2008

	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
Obligations of states and political subdivisions	$131.7	$1.6	$14.1	$0.1	$145.8	$1.7
Corporate securities	90.8	1.4	55.6	3.7	146.4	5.1
Structured securities:
CMO/MBS-agency	67.4	0.2	101.4	1.0	168.8	1.2
CMO/MBS-non agency	40.4	1.5	27.1	2.4	67.5	3.9
CMBS	63.9	1.2	57.4	1.5	121.3	2.7
ABS-residential	2.2	0.1	14.8	1.2	17.0	1.3
ABS-non residential	12.4	1.5	4.3	0.1	16.7	1.6
Foreign government	0.8	—	4.3	0.1	5.1	0.1

Total fixed maturities	409.6	7.5	279.0	10.1	688.6	17.6

Equity securities
Banks, trusts and insurance companies	12.8	2.0	—	—	12.8	2.0
Industrial, miscellaneous and all other	29.3	3.5	12.6	2.1	41.9	5.6

Total equity securities	42.1	5.5	12.6	2.1	54.7	7.6

Total	$451.7	$13.0	$291.6	$12.2	$743.3	$25.2

The Company holds a total of 2,919 securities, of which 548 were in an unrealized loss position for less than one year and 237 were in an unrealized loss position for a period one year or greater as of March 31, 2008. For all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in obligations of states and political subdivisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing credit spreads and higher market yields on many fixed income securities. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

The Company did not have any unrealized losses at March 31, 2008 in investments in U.S. Treasury securities or in investments in direct obligations of United States Government agencies.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to higher market yields relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Principally all corporate securities in an unrealized loss position were of investment grade as of March 31, 2008. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2008.

The Company’s portfolio of structured securities consists of investments in securities backed by the United States Government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by higher market yields, as well as changes in market liquidity and increases in credit spreads. The underlying principal portions of the securities issued by agencies of the United States Government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of March 31, 2008. As the decline in fair value is attributable to changes in interest rates and market liquidity, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2008.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and the Company’s intent and ability to hold the investment until the fair value is recovered. If consideration of the factors above yield a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. During the three months ended March 31, 2008 and 2007, realized investment and other gains, net, were reduced by write downs of approximately $6.7 million and $0.3 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $122.7 million were issued at March 31, 2008, in respect of reported loss and loss expense reserves. Cash and investments with a fair value of $194.7 million have been pledged as collateral with issuing banks. In addition, securities with a fair value of $267.1 million were on deposit with various state insurance departments at March 31, 2008 in order to comply with insurance laws.

6. Earnings Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three months ended March 31, 2008 and 2007 (all balances have been adjusted to reflect the effects of the 6.484 exchange ratio and the 1-for-10 reverse stock split):

	For the Three Months Ended March 31,
(in millions, except number of shares and per share data)	2008	2007
Net income	$36.9	$25.1
Less preferred dividends	—	(0.1)

Income available to common shareholders	36.9	25.0
Effect of dilutive securities:
Preferred dividends	—	0.1

Income available to common shareholders after assumed conversion	$36.9	$25.1

Weighted average shares-basic	30,673,294	21,343,591
Effect of dilutive securities:
Weighted average preferred shares outstanding	—	389,040
Stock options and non-vested shares	161,162	440,796

Weighted average shares-diluted	30,834,456	22,173,427

Net income per common share-basic	$1.20	$1.17
Net income per common share-diluted	$1.20	$1.13

For the three months ended March 31, 2008, options to purchase 453,031 shares of common stock were excluded from the computation of diluted earnings per common share due to being anti-dilutive. These instruments expire at varying times from 2009 through 2017. For the three months ended March 31, 2007, options to purchase 144,227 shares of common stock were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2014.

7. Commitments and Contingencies

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

PXRE and certain of its former officers have entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about

September 28, 2005. Potential claims covered by the Tolling and Standstill Agreement would include those based on allegations similar in nature to those described above. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on May 15, 2008.

Although the Company has received no notice of any other potential lawsuits or other proceedings relating to the alleged facts and circumstances described above, it is possible that the Company could be the subject of additional litigation or regulatory inquiries regarding such matters in the future.

At this early stage, the Company is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the pending securities litigation or any other future proceedings regarding the alleged facts and circumstances described above, nor can the Company currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, the Company is unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time.

Based on all information available to the Company at this time, management of the Company believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements. However, if unfavorable outcomes in the class action lawsuits were to occur and result in the payment of substantial damages or fines or criminal penalties, these outcomes could have a material adverse effect on the Company’s business, cash flows, results of operations, financial position and prospects.

The subsidiaries of the Company are parties to other legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

8. Income Taxes

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

The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. The Company also has operations in the United Kingdom, Belgium, and Ireland, which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2008	2007
Current tax provision	$8.3	$13.2
Deferred tax benefit related to:
Future tax deductions	(0.7)	(0.9)
Valuation allowance change	(3.2)	—

Income tax provision	$4.4	$12.3

A reconciliation of the Company’s income tax provision to the provision that would have resulted if the tax had been computed at the expected rate for the three months ended March 31, 2008 and 2007 is as follows:

	For the Three Months Ended March 31,
(in millions)	2008	2007
Income tax provision at expected rate	$14.2	$13.1
Tax effect of:
Tax-exempt interest	(1.8)	(0.5)
Dividends received deduction	(0.3)	(0.2)
Valuation allowance change	(3.2)	—
Reduction of tax liability accounts	(2.6)	—
Reduction of tax reserve	(0.7)	—
Adjustment for annualized rate	(1.2)	—
Other permanent adjustments, net	—	(0.1)

Income tax provision	$4.4	$12.3

Consolidated provision for income taxes for the three months ended March 31, 2008 was $4.4 million, compared to $12.3 million for the same period in 2007. The consolidated provision for income taxes was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company, $0.7 million reduction for the reversal of a tax reserve related to the 2004 tax year, and $1.2 million reduction of tax expense to get to an annualized effective tax rate on operating income in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At March 31, 2008, the Company had a total gross deferred tax asset of $83.5 million. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward generated from the sale of PXRE Reinsurance Company, and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $47.7 million is required. At March 31, 2008, the net deferred tax asset is $35.8 million. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

During the period ended March 31, 2008, there was a reduction in the valuation allowance of $3.2 million. This occurred because of a change in circumstances that resulted in a change in judgment about the realizability of the deferred tax asset. At December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable future taxable income against which it could utilize its net operating loss carryforward. With the merger of Argonaut Group and PXRE Corporation on December 31, 2007, the future taxable income of Argo Group US became available against which PXRE Corporation’s net operating loss carryforward can be utilized. However, under Internal Revenue Code Section 382, the maximum annual amount of taxable income that can be offset by the PXRE Corporation net operating loss is $2.8 million. Management believes that it is reasonable to look forward to the following three years of projected taxable income in determining the realizability of this deferred tax asset.

9. Share-Based Payments

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R) “Share-based Payment,” which was adopted January 1, 2006. Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in Argonaut Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as Argonaut Group suspended regular dividend payments in 2003 and PXRE has not made dividend payments on its common shares since November 2005. Argonaut Group paid a special dividend in July 2007; however, it was determined that the special dividend would not have an effect on the Black-Scholes fair values for options issued in the current period. The following table summarizes the assumptions used by Argo Group (for the post-merger period of 2008) and Argonaut Group (for the pre-Merger period of 2007) for the three months ended March 31, 2008 and 2007:

	2008	2007
Risk-free rate of return	2.61% to 2.71%	4.46% to 4.80%
Expected dividend yields	0.00%	0.00%
Expected option life (years)	4.81	4.45
Expected volatility	32.08% to 35.04%	43.30%

Argo Group’s 2007 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of the Company’s common stock that may be issued to certain executives and other key employees. The share awards may be in the form of share options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased on the open market. Share options and share appreciation rights will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. The Company is prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date. The plan provides for restorative options not to be issued prior to January 1, 2010.

A summary of option activity under the 2007 Plan as of March 31, 2008, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	65,150	$41.08
Granted	144,585	36.34
Exercised	—	—
Expired or forfeited	—	—

Outstanding at March 31, 2008	209,735	$37.81

Expense recognized under this plan was $0.1 million for the three months ended March 31, 2008. Compensation expense from all share-based payment awards is included in the “Underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income. Unamortized expense for these options was $2.7 million as of March 31, 2008.

As of March 31, 2008, 11,412 restricted share units were issued and outstanding under the 2007 Plan. The restricted share units will vest over three to four years. The weighted average grant date fair value of these awards was $38.74 per share. Expense recognized related to the restricted share units was not material. As of March 31, 2008, there was $0.4 million of total unrecognized compensation cost related to restricted share units granted by the Company.

At the Company’s Annual Shareholders Meeting held in November 2007, the shareholders approved an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. The first offering period began December 1, 2007. Expense under this plan for the three months ended March 31, 2008 was not material.

Argonaut Group’s Share-Based Payment Plans

PXRE’s Share-Based Payment Plans

With the closing of the Merger between PXRE and Argonaut Group in August 2007, all share-based compensation plans of the companies were frozen, resulting in no new grants being issued under these plans after the closing date of the Merger. All share-based payment awards outstanding as of the effective date of the Merger were converted into equivalent awards of Argo Group. Plans in effect prior to the Merger included the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan, the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, the PXRE Group Ltd. Incentive Bonus Compensation Plan, the PXRE Group Ltd. Director Equity and Deferred Compensation Plan and the PXRE Group Ltd. Director Stock Plan. Additionally, PXRE has awards outstanding resulting from plans that were no longer active: the Restated Employees Annual Incentive Plan (terminated in 2003), the 1992 Officer Incentive Plan and the 2002 Officer Plans. Pursuant to the Merger Agreement, non-vested stock awards and options to acquire shares of Argonaut Group common stock were converted into options to acquire a number of Company common shares equal to the exchange ratio under the Merger of 6.484 shares of PXRE for each share of Argonaut Group (0.6484 shares of PXRE after adjustment for the effect of the 1-for-10 reverse stock split). Additionally, in accordance with the Merger Agreement, all share-based payment awards issued under the PXRE plans were adjusted for the 1-for-10 reverse stock split.

Argonaut Group’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of the Company’s common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of March 31, 2008, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	997,475	$35.22
Granted	—	—
Exercised	(5,513)	25.08
Expired or forfeited	(40,939)	48.63

Outstanding at March 31, 2008	951,023	$34.70

The compensation expense recorded for options outstanding was $0.7 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the Company received cash payments of $0.1 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of March 31, 2008, there was unamortized expense related to the options of $4.0 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the three months ended March 31, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	166,222	$48.43
Granted	—	—
Vested	(29,783)	48.74
Expired or forfeited	(7,555)	47.43

Outstanding at March 31, 2008	128,884	$48.42

The compensation expense recorded for non-vested stock awards outstanding was $0.8 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was unamortized expense related to the non-vested stock awards of $5.4 million.

As of March 31, 2008, the following options grants were outstanding under the PXRE plans:

Plan	Shares Outstanding	Weighted Average Exercise Price
Officers Incentive Plan	15,391	$196.91
PXRE Group Ltd. Director Stock Plans	29,926	$199.80

All options under these plans were fully vested, and therefore, no compensation expense associated with these options was included in the results of operations for the three months ended March 31, 2008. Additionally, under the PXRE Group Ltd. Incentive Bonus Compensation Plans, a total of 10,248 restricted stock grants were outstanding as of March 31, 2008, with a weighted-average fair value of $49.00 per share. The restricted stock grants vest in equal annual installments over four years. Compensation expense for the three months ended March 31, 2008 was not material.

10. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $46.4 million and $54.9 million as of March 31, 2008 and 2007, respectively:

	For the Three Months Ended March 31,
(in millions)	2008	2007
Net beginning of the year	$1,863.3	$1,530.5
Add:
Net reserves held for sale (1)	104.3	—
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	138.3	128.2
Prior accident years	(6.7)	(9.1)

Losses and LAE incurred during calendar year, net of reinsurance	131.6	119.1
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	16.5	10.7
Prior accident years	125.3	86.2

Losses and LAE payments made during current calendar year, net of reinsurance	141.8	96.9

Foreign exchange adjustments	0.3	—

Net reserves - end of period	1,957.7	1,552.7
Deduct:
Reserves sold on disposition of subsidiary	99.5	—

Net reserves - end of period, excluding disposition of subsidiary	1,858.2	1,552.7
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	588.8	527.8

Gross reserves - end of period	$2,447.0	$2,080.5

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year. Please refer to Note 4, “Sale of PXRE Reinsurance Company,” for additional discussion.

Included in losses and LAE for the three months ended March 31, 2008 was $6.7 million in favorable loss reserve development comprised of the following: (1) $5.1 million of favorable loss reserve development in the Excess and Surplus Lines segment primarily driven by other liability occurrence lines; (2) $0.5 million of favorable loss reserve development in the Commercial Specialty segment, which includes $1.6 million in favorable loss reserve development in the property lines for the 2007 accident year, partially offset by unfavorable loss reserve development of $0.6 million in the automobile physical damage lines for the 2007 accident year and $0.5 million unfavorable loss reserve development in the workers compensation lines, primarily related to the unwinding of the reserve discount; and (3) $1.1 million of favorable loss reserve development in the Run-off Lines segment primarily driven by $2.0 million of favorable loss reserve development on a large claim, partially offset by $0.8 million of unfavorable loss reserve development due to unwinding of the discount on workers compensation reserves. In addition, the segment experienced $0.1 million unfavorable loss reserve development in unallocated loss adjustment expenses.

Included in losses and LAE for the three months ended March 31, 2007 was $9.1 million in favorable loss reserve development comprised of the following: (1) $9.1 million of favorable loss reserve development in the Excess and Surplus Lines segment primarily driven by other liability occurrence lines; (2) $1.4 million of favorable loss reserve development in the Commercial Specialty segment with $0.9 million attributable to general liability lines and $0.5 million in multiple lines as emergence of incurred and paid losses was favorable compared to expectations; and (3) $1.4 million of unfavorable loss reserve development in the Run-off Lines segment driven by $0.8 million attributable to the unwinding of the discount on workers compensation reserves and $0.1 million to involuntary pool assessments.

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

11. Business Segments

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger (see Note 3, “Business Acquisitions,” for further discussion regarding the Merger), Argonaut Group classified its business into two ongoing operating segments: Excess and Surplus Lines and Commercial Specialty (formerly known as Select Markets). PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe and Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its operating segments and management determined that the Company would have three ongoing operating segments: Excess and Surplus Lines and Commercial Specialty segments (which were previously included in Argonaut Group’s ongoing operating segments), and the International Specialty segment. The International Specialty segment is comprised of the operations of Argo Re, a Bermuda-based subsidiary of the Company that focuses on underwriting medium to small commercial property reinsurance risks on a pro rata and risk excess basis, and property catastrophe reinsurance risk on a controlled basis. Results of operations for Argo Re are post Merger. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Commercial Specialty segments. Amounts applicable to prior periods have been reclassified to conform to the current presentation.

During the second quarter of 2007, Argonaut Group evaluated its strategic direction with regards to the Commercial Specialty and Public Entity segments. Argonaut Group’s management determined that aggregating these two segments into one operating segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Commercial Specialty segment. Amounts applicable to prior periods have been reclassified to conform to the current presentation.

Additionally, the Company has liabilities associated with policies written in the 1960s, 1970s and 1980s, as well as risk management policies written prior to the sale of renewal rights to XL America, Inc. and other business previously written and classified by PXRE as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite. Results of operations for PXRE are post Merger. The Company classifies these results as Run-off Lines for purposes of segment reporting. Previously, the policies written prior to the sale to XL America, Inc. were included in Argonaut Group’s Risk Management segment. Effective January 1, 2007, as the only activity currently related to the Risk Management segment is the servicing of policies previously written coupled with the administration of claims, Risk Management activity is presented in Run-off Lines.

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

Revenues and income before income taxes for each segment for the three months ended March 31, 2008 and 2007 were as follows:

	For the Three Months Ended March 31,
(in millions)	2008	2007
Revenue:
Earned premiums
Excess and Surplus Lines	$128.5	$132.0
Commercial Specialty	82.1	69.7
International Specialty	12.4	3.1
Run-off Lines	(4.3)	0.8

Total earned premiums	218.7	205.6
Net investment income
Excess and Surplus Lines	15.6	12.7
Commercial Specialty	7.3	6.8
International Specialty	2.5	—
Run-off Lines	9.5	7.8
Corporate and Other	3.2	0.9

Total net investment income	38.1	28.2
Realized investment and other gains, net	1.3	0.6

Total revenue	$258.1	$234.4

Income (loss) before income taxes
Excess and Surplus Lines	$26.9	$29.0
Commercial Specialty	13.1	13.8
International Specialty	5.8	0.7
Run-off Lines	2.8	1.3

Total segment income before taxes	48.6	44.8
Corporate and Other	(1.4)	(4.7)
Interest expense	(7.2)	(3.3)
Realized investment and other gains, net	1.3	0.6

Total income before income taxes	$41.3	$37.4

Identifiable assets for each segment as of March 31, 2008 and December 31, 2007 were as follows:

(in millions)	March 31, 2008	December 31, 2007
Excess and Surplus Lines	$2,085.5	$1,973.9
Commercial Specialty	1,101.6	1,038.1
International Specialty	509.4	334.8
Run-off Lines	1,257.9	1,317.1
Corporate and Other	26.0	203.0
Assets held for sale	—	256.6

Total	$4,980.4	$5,123.5

Included in Corporate and Other at December 31, 2007, was $149.5 million of dividend activity. Argonaut Insurance Company and Colony Insurance Company paid dividends of $46.0 million and $28.5 million, respectively, to Argonaut Group during December 2007. Additionally, the dividend of $75.0 million from PXRE Reinsurance Company was a component of Corporate and Other at December 31, 2007. In March 2008, using the cash received from the dividend payments (a component of Corporate and Other at December 31, 2007) and using the proceeds received from the sale of PXRE Reinsurance Company, Argo Group US loaned Argo Acquisition Limited $180.0 million to fund the pending acquisition of Heritage Underwriting Agency plc (“Heritage”). At March 31, 2008, the cash received from the loan is reflected in International Specialty. Please refer to Note 16, “Subsequent Event,” for further discussion regarding the Company’s intention to purchase Heritage.

12. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2008 and 2007 were as follows:

	For the Three Months Ended March 31,
(in millions)	2008	2007
Commissions	$36.4	$31.7
General expenses	39.7	36.1
Premium taxes, boards and bureaus	5.2	7.9

	81.3	75.7
Net deferral of policy acquisition costs	(3.1)	(1.1)

Total underwriting, acquisition and insurance expenses	$78.2	$74.6

13. Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $14.0 million and $2.0 million during the three months ended March 31, 2008 and 2007, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $9.0 million and $3.2 million during the three months ended March 31, 2008 and 2007, respectively. The Company paid interest on the revolving credit facility of $0.7 million during the three months ended March 31, 2008. No interest was paid on the revolving credit facility during the comparable period of 2007 as the Company had not borrowed against the revolving credit facility as of March 31, 2007.

14. Borrowing Under Revolving Credit Facility

On March 6, 2006, Argonaut Group entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75.0 million revolving credit facility, and the commitments thereunder expire on the third anniversary of the Credit Agreement. Borrowings by Argonaut Group under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The Credit Agreement contains certain affirmative and negative covenants.

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

On December 28, 2007, Amendment No. 2 was entered into to affirm the merger of Argonaut Group and PXRE Corporation. The merger was effective December 31, 2007. PXRE Corporation was the surviving entity and was renamed Argonaut Group, Inc. (now known as Argo Group US).

On March 27, 2008, Amendment No. 3 was entered into to allow Argo Group US (formerly known as Argonaut Group, Inc.) to fund a portion of the purchase price for the acquisition of Heritage. Please refer to Note 16, “Subsequent Event,” for further discussion regarding the Company’s intention to purchase Heritage.

The interest rate on this borrowing is determined using the one-month LIBOR (rounded up to the nearest 1/16th of one percent) plus the Applicable Margin, based on the Company’s Leverage Ratio, as defined in the Credit Agreement. The interest rate is reset periodically in accordance with the terms of the Credit Agreement. The loan may be repaid at any time. The most recent reset occurred on April 11, 2008, at the rate of 3.25%.

As of March 31, 2008, the Company was in compliance with all covenants under the Credit Agreement.

15. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective January 1, 2008, for financial assets and financial liabilities. FASB Staff Position (“FSP”) No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 is effective for fiscal years beginning after November 15, 2008.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements resulting in increased consistency and comparability in fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market. Market participants are buyers and sellers in the principal (or most advantageous) market that are independent, knowledgeable, able to transact for the asset or liability and willing to transact for the asset or liability.

Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. SFAS No. 157 categorizes the inputs of these valuation techniques into three levels.

•

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date. Actively traded, as defined by the Company, is a security that has traded in the past seven days.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•

Level 3 inputs are unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

Available-for-Sale Fixed Maturity Investments: U.S. Treasury Notes included in available-for-sale fixed maturity investments are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. All other available-for-sale fixed maturity investments are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Trading Fixed Maturity Investments: Trading fixed maturity investments are reported at fair value utilizing Level 2 inputs in the same manner as described above for available-for-sale fixed maturity investments.

Equity Securities: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. All other equity securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from the NAIC SVO valuation office at the reporting date.

Other Investments: The Company’s Level 2 investment is a hedge fund which is valued at its net asset value, as calculated by the fund’s administrator. The Company’s investments in limited partnerships are valued utilizing Level 3 inputs based upon the equity method of accounting in the investment. Additionally in Level 3 is the Company’s investment in a private entity that was purchased on March 31, 2008, and has been valued at cost.

Short-term investments: Short term investments reported at fair value utilizing Level 1 as money-market funds or interest bearing cash accounts. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Investments categorized as Level 2 are short-term bonds carried at amortized cost and certificates of deposit.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at March 31, 2008, have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2008	Level 1	Level 2	Level 3
Investments
Fixed maturities:
Available-for-sale	$2,656.8	$64.8	$2,592.0	$—
Trading	11.4	—	11.4	—
Equity securities	286.0	280.0	6.0	—
Other investments	19.5	—	0.2	19.3
Short-term investments	551.7	444.9	106.8	—

	$3,525.4	$789.7	$2,716.4	$19.3

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2008 is as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Other Investments
Beginning balance, January 1, 2008	$15.1
Total gains or losses (realized/unrealized):
Included in earnings	(0.1)
Included in other comprehensive income	—
Purchases, issuances and settlements	4.3
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2008	$19.3

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$(0.1)

At March 31, 2008, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

16. Subsequent Event

On April 2, 2008, Argo Group announced an offer (the “Offer”) to acquire Heritage. Heritage, a specialist insurer based in London, is focused on underwriting worldwide property and non-U.S. liability risks. Heritage’s worldwide property unit concentrates on underwriting short-tail risks with an emphasis on commercial property. Heritage’s non-U.S. liability unit underwrites non-U.S. professional indemnity insurance and other liability classes.

Under the recommended cash offer, Argo Acquisition Limited, a wholly-owned subsidiary of Argo Group, would acquire the entire issued and to be issued ordinary share capital of Heritage. The Company does not anticipate incurring additional debt to fund this transaction.

Under the terms of the Offer, Heritage shareholders will receive, for each Heritage share held, 154 pence in cash on an ex-dividend basis. The Offer values the entire issued and to be issued ordinary share capital of Heritage at approximately £136 million, approximately $270.0 million using the exchange rate as of March 31, 2008, (on an ex-dividend basis) and approximately £141 million, approximately $280.0 million using the exchange rate as of March 31, 2008, (on a cum dividend basis), assuming the exercise of all outstanding options and the Heritage warrants. Subject to relevant legal and regulatory requirements and to satisfaction of customary conditions, the transaction is expected to close during the second quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2008 compared with the three months ended March 31, 2007, and also a discussion of the Company’s financial condition as of March 31, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 5, 2008, including the audited Consolidated Financial Statements and notes thereto.

As described above in Item 1, Consolidated Financial Statements, Argonaut Group was the accounting acquirer in the merger of PXRE and Argonaut Group on August 7, 2007. As with the Consolidated Financial Statements and footnotes thereto included in Part 1, Item 1 above, the financial information included in the discussion that follows is, unless otherwise specified, limited to Argonaut Group as of March 31, 2007 and for the three months then ended, and includes combined Company information as of March 31, 2008 and for the three months then ended.

Effective December 31, 2007, Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity and was renamed Argo Group US. References in the following discussion to Argonaut Group pertain to the period prior to this merger.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended March 31,

(in millions)	2008	2007
Gross written premiums	$346.6	$286.7

Earned premiums	$218.7	$205.6
Net investment income	38.1	28.2
Realized investment and other gains, net	1.3	0.6

Total revenue	$258.1	$234.4

Income before income taxes	41.3	37.4
Provision for income taxes	4.4	12.3

Net income	$36.9	$25.1

Loss ratio	60.1%	57.9%
Expense ratio	35.8%	36.3%

Combined ratio	95.9%	94.2%

Consolidated gross written premiums from new business totaled $125.9 million and $103.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in gross written premiums from new business was primarily attributable to Argo Re producing $26.8 million in gross written premiums for the three months ended March 31, 2008. Argo Re began operation in the third quarter of 2007. Additionally, gross written premiums from new business for the Commercial Specialty segment increased $11.9 million, primarily in public entity products. Partially offsetting these increases was a $15.9 million decline in gross written premiums in the Excess and Surplus Lines segment due to increased competition within most product lines.

Consolidated gross written premiums from renewal business increased $20.4 million from $150.5 million for the three months ended March 31, 2007 to $170.9 million for the same period ended 2008. The increase was primarily attributable to the renewal of a Commercial Specialty account. The policy was previously renewed in the fourth quarter of 2006 as a 17 month policy. A higher base of expiring policies resulted in the remaining increase in gross written premiums from renewal policies, primarily concentrated in the Commercial Specialty segment.

Consolidated gross written premiums for the three months ended March 31, 2008 and 2007 included $52.8 million and $30.8 million, respectively, for premiums written and assumed under various reinsurance agreements. The increase was primarily attributable to a new program within the International Specialty segment and increased volumes in the state fund program within the Commercial Specialty segment. Partially reducing the consolidated gross written premiums for the three months ended March 31, 2008 were cancellations, endorsements and other adjustments of $3.0 million compared to a $2.3 million increase from premium-bearing endorsements and other adjustments for the same period ended 2007.

The increase in consolidated earned premiums for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily a result of additional business inforce during the first quarter of 2008 within the Commercial Specialty and International Specialty segments. Partially offsetting these increases was a $5.1 million reduction of earned premiums for the Run-off Lines segment due to higher retrocessional reinsurance costs and $3.5 million within the Excess and Surplus Lines segment resulting from decreased premium volumes due to increased competition.

The increase in consolidated net investment income was the result of higher invested assets due to the inclusion of invested assets acquired in the Merger in the amount of $787.4 million at March 31, 2008, coupled with the investing of positive cash flows from operations generated over the past twelve months. Consolidated invested assets were $3,525.4 million and $2,588.3 million as of March 31, 2008 and 2007, respectively.

Consolidated realized investment and other gains, net, for the three months ended March 31, 2008 were $1.3 million, compared to $0.6 million for the same period ended 2007. Realized gains from the sale of primarily equity securities totaled $5.7 million for the three months ended March 31, 2008. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to its fair value. Included in consolidated gross realized investment losses for the three months ended March 31, 2008 were write-downs of $6.7 million from the recognition of other-than-temporary impairments on certain investment securities. The other than temporary impairment was primarily attributable to $4.0 million of impairment on the equity portfolio and $2.4 million on certain sub-prime holdings. Included in consolidated gross realized investment losses for the three months ended March 31, 2007 were write-downs of $0.3 million from the recognition of other-than-temporary impairments on certain investment securities. Additionally, as a result of the sale of PXRE Reinsurance Company, which closed in March 2008, the Company recognized a gain on sale of $2.3 million, primarily attributable to the increase in the value of the fixed maturity portfolio.

Consolidated losses and loss adjustment expenses were $131.6 million and $119.1 million for the three months ended March 31, 2008 and 2007, respectively. The consolidated loss ratio for the three months ended March 31, 2008 was 60.1%, compared to 57.9% for the same period in 2007. Included in losses and loss adjustment expense for the three months ended March 31, 2008 was $6.7 million of favorable loss reserve development on prior accident years primarily in the Excess and Surplus Lines and Commercial Specialty segments. Included in losses and loss adjustment expenses for the three months ended March 31, 2007 was $9.1 million in net favorable loss reserve development on prior accident years, primarily in the Excess and Surplus lines segment. Partially offsetting this favorable loss reserve development recognized for the three months ended March 31, 2007 was $3.8 million in increased reserves for the 2007 accident year, primarily in the property lines, in response to the severity of losses incurred in the quarter. Consolidated loss reserves were $2,447.0 million and $2,080.5 million as of March 31, 2008 and 2007, respectively.

Consolidated underwriting, acquisition and insurance expenses increased to $78.2 million for the three months ended March 31, 2008 as compared to $74.6 million for the same period in 2007. The consolidated expense ratios were 35.8% and 36.3% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the expense ratio was primarily attributable to an increase in earned premiums within the Commercial Specialty and International Specialty segments, in addition to reduced expenses within the Run-off Lines segment.

Consolidated interest expense and other was $7.0 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively. Interest expense totaled $7.2 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense was attributable to the addition of $167.1 million in additional junior subordinated debentures acquired in the Merger, plus $58.0 million in borrowings under the revolving credit facility. Partially offsetting the increased interest expense was a $0.3 million foreign currency exchange gain in the Company’s international operations.

The consolidated provision for income taxes for the three months ended March 31, 2008 was $4.4 million, compared to $12.3 million for the same period in 2007. The consolidated tax provision for 2008 is net of a $3.2 million reduction to the deferred tax valuation allowance. At December 31, 2007, the Company had established a full valuation allowance against the deferred tax asset of PXRE Corporation, as it was determined that PXRE Corporation did not have any foreseeable taxable income. After the merger of PXRE Corporation and Argonaut Group (into Argo Group US), management determined that the taxable income of Argo Group US could be utilized to recover a portion of the valuation allowance. Additionally, the consolidated provision for income taxes was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company, $0.7 million reduction for the reversal of a tax reserve related to the 2004 tax year, and $1.2 million reduction of tax expense in arriving at the expected annualized effective tax rate on operating income in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Segment Results

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger, Argonaut Group classified its business into two ongoing operating segments: Excess and Surplus Lines and Commercial Specialty (formerly known as Select Markets). PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its operating segments and management determined that the Company would have three ongoing operating segments: Excess and Surplus Lines and Commercial Specialty segments (which were previously included in Argonaut Group’s ongoing operating segments), and the International Specialty segment. The International Specialty segment is comprised of the operations of Argo Re. The International Specialty segment also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Commercial Specialty segments. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2008.

During the second quarter of 2007, Argonaut Group evaluated its strategic direction with regards to the Commercial Specialty and Public Entity segments. Argonaut Group’s management determined that combining these two segments into one operating segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Commercial Specialty segment. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2008.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income, which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in millions)	2008	2007
Gross written premiums	$160.1	$181.2

Earned premiums	$128.5	$132.0
Losses and loss adjustment expenses	74.2	72.6
Underwriting expense	43.0	43.1

Underwriting income	11.3	16.3
Net investment income	15.6	12.7

Income before taxes	$26.9	$29.0

Loss ratio	57.7%	55.1%
Expense ratio	33.5%	32.6%

Combined ratio	91.2%	87.7%

The decline in earned premiums was primarily attributable to the decrease in gross written premiums due to continued competition from the standard markets as well as other excess and surplus lines carriers and continued rate reductions within the excess and surplus lines marketplace. Gross written premiums from new business declined to $68.5 million for the three months ended March 31, 2008 compared to $84.4 million for the same period in 2007. Gross written premiums from renewal business were $93.6 million and $94.5 million for the three months ended March 31, 2008 and 2007, respectively.

Losses and loss adjustment expenses for the three months ended March 31, 2008 resulted in a loss ratio of 57.7%, compared to 55.1% for the same period in 2007. Included in losses and loss adjustment expenses for the three months ended March 31, 2008 was $5.1 million in favorable loss reserve development for the 2004 and prior accident years, primarily within the liability lines of business. Included in losses and loss adjustment expense for the three months ended March 31, 2007 was $9.1 million in favorable loss reserve development, primarily for the 2004 and 2005 accident years. The reduction in prior accident years loss reserves was primarily attributable to a lower than expected emergence of claims resulting from reduced frequency and severity. Loss reserves for the Excess and Surplus Lines segment were $1,134.0 million and $958.0 million as of March 31, 2008 and 2007, respectively.

The increase in the expense ratio from 32.6% for the three months ended March 31, 2007, to 33.5% for the same period in 2008, was the result of the decline in earned premiums discussed above.

Investment income increased to $15.6 million for the three months ended March 31, 2008 from $12.7 million for the same period in 2007. The increase was primarily attributable to an increase in the invested asset balance, due to positive cash flows. Net invested assets were $1,439.7 million as of March 31, 2008, compared to $1,194.7 million as of March 31, 2007.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment (formerly known as the Select Markets segment) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in millions)	2008	2007
Gross written premiums	$137.3	$98.8

Earned premiums	$82.1	$69.7
Losses and loss adjustment expenses	53.3	42.9
Underwriting expense	23.0	19.8

Underwriting income	5.8	7.0
Net investment income	7.3	6.8

Income before taxes	$13.1	$13.8

Loss ratio	65.0%	61.6%
Expense ratio	28.1%	28.3%

Combined ratio	93.1%	89.9%

Gross written premiums from new business increased $11.9 million, from $18.7 million for the three months ended March 31, 2007 to $30.6 million for the same period in 2008. Gross written premiums from new business increased $5.7 million primarily due to the expansion of the public entity products into the New England area via an acquisition. Also included in gross written premiums from new business was $4.7 million in specialty program business, which the Company began writing in the third quarter of 2007.

Gross written premiums from renewal business increased $21.3 million from $56.0 million for the three months ended March 31, 2007 to $77.3 million for the same period ended 2008. The increase was primarily attributable to the renewal of a large account in the amount of $14.7 million. The policy was previously renewed in the fourth quarter of 2006 as a 17 month policy. A higher base of expiring policies resulted in the remaining increase in gross written premiums from renewal policies. Continued pressures on pricing were offset by strong renewal rates within all product lines. The increase in earned premiums for the three months ended March 31, 2008 as compared to 2007 was the result of higher gross written premiums in 2007 and continuing into 2008.

Losses and loss adjustment expenses for the three months ended March 31, 2008 resulted in a loss ratio of 65.0%, compared to 61.6% for the same period in 2007. Included in losses and loss adjustment expenses for the three months ended March 31, 2008 was $1.6 million in favorable loss reserve development in the property lines for the 2007 accident year. Partially offsetting the favorable loss reserve development was $0.6 million unfavorable loss reserve development for the automobile physical damage lines for the 2007 accident year and $0.5 million unfavorable loss reserve development for prior accident years in the workers compensation lines, primarily related to the unwinding of the reserve discount. Included in losses and loss adjustment expenses for the three months ended March 31, 2008 was $1.5 million in additional reserves for the 2008 accident year due to higher than expected losses in the public entity products, primarily in the workers compensation, casualty and automobile physical damage product lines. Losses and loss adjustment expenses for the three months ended March 31, 2007 included $1.4 million in favorable loss reserve development attributable to multiple lines and accident years as emergence of incurred and paid losses has been favorable compared to expectations. Loss reserves for the Commercial Specialty segment were $501.2 million and $440.9 million as of March 31, 2008 and 2007, respectively.

The expense ratios for the three months ended March 31, 2008 and 2007 were 28.1% and 28.3%, respectively. The decrease in the expense ratio was primarily attributable to the increase in earned premiums in 2008 as compared to 2007.

Investment income increased to $7.3 million for the three months ended March 31, 2008 from $6.8 million for the same period in 2007. The increase was primarily attributable to an increase in the invested asset balance, due to positive cash flows. Invested assets were $678.7 million and $583.2 million as of March 31, 2008 and 2007, respectively.

International Specialty. The following table summarizes the results of operations for the International Specialty segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in millions)	2008	2007
Gross written premiums	$50.3	$6.8

Earned premiums	$12.4	$3.1
Losses and loss adjustment expenses	5.2	1.9
Underwriting expense	3.9	0.5

Underwriting income	3.3	0.7
Net investment income	2.5	—

Income before taxes	$5.8	$0.7

Loss ratio	41.8%	60.0%
Expense ratio	31.5%	15.0%

Combined ratio	73.3%	75.0%

The increase in gross written premiums and earned premiums was primarily the result of business written by Argo Re, which began operations in the third quarter of 2007. Argo Re recorded gross written premiums of $26.8 million for the three months ended March 31, 2008, resulting in earned premiums of $7.5 million. Included in the International Specialty segment was gross written premiums of $23.5 million and $6.8 million for the three months ended March 31, 2008 and 2007, respectively, from various international reinsurance programs in which the Company assumes premiums. The increase in gross written premiums was the result of the introduction of a new program, which began operations in the second quarter of 2007.

Losses and loss adjustment expenses for the three months ended March 31, 2008 resulted in a loss ratio of 41.8%, compared to 60.0% for the same period in 2007. The decrease in the loss ratio was primarily attributable to Argo Re, which incurred a loss ratio of 34.4% for the three months ended March 31, 2008. Loss reserves for the International Specialty segment were $19.4 million at March 31, 2008.

The expense ratios for the three months ended March 31, 2008 and 2007 were 31.5% and 15.0%, respectively. The increase in the expense ratio was primarily attributable to Argo Re, which began ramping up production in 2008.

Investment income for the three months ended March 31, 2008 was $2.5 million, generated on invested assets of $471.7 million. The invested assets balance was primarily the result of the capitalization of Argo Re in the third quarter of 2007 and the invested assets devoted towards the purchase of Heritage.

Run-off Lines. The Company has discontinued underwriting certain lines of business, including those lines that were previously reported in Argo Group US’s Risk Management segment. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights in third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The Company has fully reserved for these claims as of March 31, 2008 and as there has been no known change to the value of these claims during the quarter ended March 31, 2008, these lines have had no impact on the results of operations for the segment as of March 31, 2008. The Company regularly monitors the activity of claims within the Run-off Lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis, usually completed in the third quarter of each year.

Business previously written by PXRE Reinsurance Ltd. (now merged with Argo Re) and PXRE Reinsurance Company (prior to the sale) and classified as property catastrophe, direct casualty, Lloyd’s of London, international casualty and finite is included in the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2008	2007
Gross return premiums	$(1.1)	$(0.1)

Earned premiums	$(4.3)	$0.8
Losses and loss adjustment expenses	(1.1)	1.7
Underwriting expense	3.5	5.6

Underwriting loss	(6.7)	(6.5)
Net investment income	9.5	7.8

Income before taxes	$2.8	$1.3

Earned premiums for the three months ended March 31, 2008 and 2007 were attributable to adjustments resulting from final audits, retrospectively rated policies return premium adjustments and other adjustments on policies previously written.

Included in losses and loss adjustment expense for the three months ended March 31, 2008 was $1.1 million of favorable loss reserve development on prior accident years. The favorable loss reserve development was the result of $2.0 million of favorable loss reserve development in the workers compensation line, partially offset by $0.8 million of unfavorable loss reserve development due to unwinding of the discount on workers compensation reserves and $0.1 million of strengthening in the unallocated loss adjustment expense reserve. Losses and loss adjustment expenses for the three months ended March 31, 2007 includes $1.4 million in unfavorable loss reserve development, primarily attributable to unwinding of the reserve discount on workers compensation reserves and unfavorable loss reserve development associated with involuntary pools. Loss reserves for the Run-off Lines were as follows:

	March 31,
	2008		2007
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$157.2	$141.4	$167.3	$157.3
Incurred losses	—	—	—	—
Losses paid	3.1	2.9	11.6	11.4

Loss reserves - asbestos and environmental, end of the period	154.1	138.5	155.7	145.9
Risk management	439.7	319.4	502.0	373.2
PXRE run-off reserves	173.7	173.4	—	—
Other run-off lines	24.9	19.8	23.9	15.0

Total reserves - Run-off Lines	$792.4	$651.1	$681.6	$534.1

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

Underwriting expenses decreased from $5.6 million for the three months ended March 31, 2007 to $3.5 million for the same period ended 2008. This decrease was primarily attributable to the reduction of variable and administrative expenses due to the segment being in run-off.

The increase in net investment income was the result of higher invested assets due to the inclusion of the PXRE invested assets in the amount of $297.0 million at March 31, 2008. Total net invested assets were $880.3 million as of March 31, 2008, compared to $737.4 million as of March 31, 2007.

Acquisitions

On March 4, 2008, Argo Group US acquired Massamont in a cash transaction. The acquisition increased preliminary goodwill by $6.9 million. The acquisition of Massamont expands Argo Group’s public entity presence in the New England market place.

On April 2, 2008, Argo Group announced an offer to acquire Heritage. Heritage, a specialist insurer based in London, is focused on underwriting worldwide property and non-U.S. liability risks. Heritage’s worldwide property unit concentrates on underwriting short-tail risks with an emphasis on commercial property. Heritage’s non-U.S. liability unit underwrites non-U.S. professional indemnity insurance and other liability classes.

Under the terms of the Offer, Heritage shareholders will receive, for each Heritage share held, 154 pence in cash on an ex-dividend basis. The Offer values the entire issued and to be issued ordinary share capital of Heritage at approximately £136 million, approximately $270.0 million using the exchange rate as of March 31, 2008, (on an ex-dividend basis) and approximately £141 million, approximately $280.0 million using the exchange rate as of March 31, 2008,

(on a cum dividend basis), assuming the exercise of all outstanding options and the Heritage warrants. Subject to relevant legal and regulatory requirements and to satisfaction of customary conditions, the transaction is expected to close during the second quarter of 2008.

Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut domiciled reinsurance company. Argo Group US, the parent of PXRE Reinsurance Company, received a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008. The preliminary sales price was $57.7 million as of March, 31 2008, and is subject to final pricing and terms.

Reinsurance

The Company purchases catastrophe retrocessional coverage for the International Specialty segment primarily to reduce its exposure to severe losses related to any one event or catastrophe. Prior to the Merger, PXRE entered into an agreement that provided collateralized catastrophe protection with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company that was funded through a catastrophe bond transaction. This coverage provided the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, the Company will receive a recovery under the agreement. The recovery is based on modeled losses and is not limited to the Company’s ultimate net loss from the loss event. The coverage provides $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. In 2007, PXRE entered into an agreement for the period January 1, 2008 to December 31, 2008, through which it sold catastrophe protection to a third party mirroring this collateralized facility.

The Company records these derivative contracts at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the fair value on or after August 7, 2007 reflected in “Interest expense and other” in the Consolidated Statements of Income. Included in “Interest expense and other” for the three months ended March 31, 2008 was a $0.1 million expense relating to these contracts. As there is no quoted market value available for these derivatives, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amounts recognized could be materially different from the actual recoveries received or paid under these contracts.

A&W II, the counterparty to the catastrophe bond transaction, is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of this entity and is, therefore, not required to consolidate A&W II in its interim consolidated financial statements.

In the event that retrocessionaires are unable to meet their contractual obligations, the Company would remain liable for the underlying covered claims and, therefore, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company records a provision for uncollectible underlying reinsurance recoverable when collection becomes unlikely.

Pension Plans

Effective November 2003, Argonaut Group curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. As a result, for the three months ended March 31, 2008, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plans will be required during the current year. Management is currently evaluating formal termination of the pension plans. Termination of Argonaut Group’s pension plans may result in additional expense being incurred by the Company.

Related Party Transaction

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc., the majority of which is owned by Fayez Sarofim, a director of the Company. As of March 31, 2008, Fayez Sarofim & Co. managed investments totaling $262.3 million, at fair value, for the Company’s insurance subsidiaries. Argo Group US paid Fayez Sarofim & Co. approximately $0.2 million for services provided for the three months ended March 31, 2008. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments, reinsurance costs and operating expenses.

For the three months ended March 31, 2008, consolidated net cash used by operating activities was $58.2 million compared to net cash provided of $52.1 million for the same period in 2007. The decrease in cash flows from operating activities in 2008 as compared to the comparable period in 2007 was attributable to (1) claim payments for the three months ended March 31, 2008, exceeding the comparable prior year period by $44.9 million primarily due to a $9.5 million claim settlement and $29.5 million of primarily legacy PXRE claim payments; (2) approximately $27.6 million paid in connection with the commutation of certain reinsurance agreements with PXRE Reinsurance Company prior to the close of the sale; (3) annual premium payments totaling $15.0 million associated with two legacy PXRE reinsurance contracts; (4) premium payment of $8.2 million related to the catastrophe bond transaction with A&W II; and (5) tax payments in the first quarter of 2008 exceeding the comparable period in 2007 by $12.0 million.

The Company has access to various sources of liquidity including holding company investments and cash, capacity under its revolving credit facility and access to the debt and equity capital markets. In July 2007, Argonaut Group borrowed $58.0 million of the $75.0 million revolving credit facility to fund the special dividend payment to its shareholders (see Note 14, “Borrowing Under Revolving Credit Facility” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 – Consolidated Financial Statements for related disclosures). Management believes that the Company has sufficient liquidity to meet its needs. Included in the Credit Agreement is a provision that allows up to $10 million of the revolver to be used for letters of credit (“LOC”), subject to availability under the line.

The Company has four additional LOC facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility with Barclays Bank plc under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second and third are a pair of $100.0 million committed facilities with Citibank Ireland Financial Services plc under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The fourth is an uncommitted facility with Merrill Lynch that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the fourth facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of March 31, 2008, the Company has pledged assets with a fair value of $194.7 million to support outstanding letters of credit.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2007 that Argo Group filed with the Securities and Exchange Commission on March 5, 2008 for further discussion on Argo Group’s liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements.”

Critical Accounting Policies

Refer to “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 that the Company filed with the Securities and Exchange Commission on March 5, 2008 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

The United States subsidiaries of the Company file one consolidated U.S. federal income tax return.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of its investment portfolio as a result of fluctuations in prices, interest rates, credit spreads, and/or market liquidity. Interest expense fluctuates with changes in interest rates as well. In addition, the Company’s international business is subject to currency exchange rate risk. The Company does not hold any investment-related derivative instruments.

The Company has announced its intention to purchase Heritage. An account has been funded with 140 million British Pounds for the purchase and related expenses associated with this purchase. To the extent that the purchase does not occur, Argo Group would be subject to foreign currency risk on those funds.

The Company’s investments in structured securities at March 31, 2008 consist of the following:

(in millions)	Amortized Cost	Fair Value
CMO/MBS agency	$763.9	$778.8
CMO/MBS non-agency	78.8	75.0
CMBS	196.2	194.4
ABS residential	38.7	37.6
ABS non-residential	69.7	68.9

Total structured securities	$1,147.3	$1,154.7

Subprime Exposure

The Company’s investment portfolio includes $39.9 million par value of mortgage-backed securities collateralized by subprime residential loans at March 31, 2008. The amortized cost of these mortgage securities was $35.6 million and the fair value was $34.5 million, representing 1.0% of the Company’s consolidated investment portfolio. Of the portfolio, 0.8% ($28.6 million at fair value) were rated AAA, 0.2% ($5.5 million at fair value) were rated AA and less than 0.1% ($0.4 million at fair value) were rated A or lower. Securities with a fair value of $9.8 million at March 31, 2008 have been downgraded or placed on watch by S&P and Moody’s subsequent to quarter-end, but still remain investment-grade. Subprime residential mortgage securities issued in 2006 have experienced higher delinquency and foreclosure rates than originally expected, with the worst performance by variable rate mortgage loans. The Company’s investment portfolio includes subprime mortgage-backed securities issued over several years from 2001 through 2006. The majority of the underlying mortgage loans on the Company’s sub prime securities are fixed rate, with less than 1% of the consolidated investment portfolio with floating rates. Securities issued in 2006 comprise less than 0.1% ($5.6 million at fair value) of the consolidated investment portfolio and are all rated AAA. The Company’s exposure to unrealized losses on securities with sub prime exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company manages and mitigates subprime risk exposure through monitoring and analysis of available collateral performance data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of subprime assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has never purchased collateralized debt obligations or mortgage derivatives.

Monoline Guarantors

Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At March 31, 2008, the total fair value of these securities was $493.1 million, or 14.0% of the consolidated investment portfolio. Of these securities, 25.5% ($125.8 million at fair value) have an underlying issuer rating of AAA, 51.8% ($255.5 million at fair value) have an underlying issuer rating of AA, and 17.6% ($86.6 million at fair value) have an underlying rating of A. The remaining 5.1% have issuers who have not been assigned a rating by any agency. The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor.

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s investment committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At March 31, 2008, 97.7% ($2.6 billion at fair value) of the Company’s portfolio was rated A or better, with 75.4% ($2.0 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$64.8	$—	$—	$—	$64.8
U.S. Government agencies	211.4	6.1	—	—	217.5
Obligations of states and political subdivisions	537.3	187.2	12.3	2.5	739.3
Corporate securities	38.1	92.4	279.7	53.2	463.4
Structured securities:
CMO/MBS agency	778.5	—	0.3	—	778.8
CMO/MBS non-agency	75.0	—	—	—	75.0
CMBS	194.3	—	0.1	—	194.4
ABS residential	31.7	5.5	—	0.4	37.6
ABS non-residential	68.8	—	—	0.1	68.9
Foreign government	11.8	8.0	3.2	4.3	27.3
Redeemable preferred stock	—	—	—	1.2	1.2

	$2,011.7	$299.2	$295.6	$61.7	$2,668.2

Although the Company’s functional currency is the U.S. Dollar, premium receivables, premium payable and loss reserves include business denominated in currencies other than U.S. Dollars. The Company is exposed to the possibility of significant claims in currencies other than U.S. dollars. The Company may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect the Company’s operating results. While the Company holds positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations, the Company does not currently hedge its currency exposures before a catastrophic event that may produce a claim. The Company also has an exposure to foreign currency risks in conjunction with certain reinsurance agreements and through its investments in foreign securities. Accounts under the reinsurance agreements may settle in currencies including U.S. Dollars, British Pounds, Canadian Dollars, Swiss Francs, Danish Krone, Japanese Yen, and Euros. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the three month period ended March 31, 2008, the Company recorded a gain of $0.3 million on foreign currency translation. Management is unable at this time to estimate the future foreign currency gains or losses, if any.

The Company holds a diversified investment portfolio of common stocks active in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheet at fair value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed through application of the investment policy, as approved by the investment committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 1.7% of shareholders’ equity as of March 31, 2008. At March 31, 2008, the fair value of the common stock portfolio was $286.0 million. A hypothetical decrease of 10% in the market price of each security held at March 31, 2008 would result in a decrease of $28.6 million in the fair value of the equity portfolio.

The Company’s portfolio of investments in fixed income and short-term securities may be adversely affected by changes in interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and force reinvestment of funds at lower interest rates, resulting in lower investment income. Exposure to interest rate risk is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds (“AAA” for U.S. Treasury notes and government agency bonds and “A minus” or better for municipal bonds, corporate bonds and preferred stocks) or in securities that are guaranteed by the United States Federal Government. Less than 1% of the fixed income portfolio is invested in bonds rated lower than BBB minus at March 31, 2008.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. In general, the process for identifying other-than-temporary impairment declines in fair value involves the consideration of several factors, including but not limited to whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and management’s intent and ability to hold the investment until the fair value is recovered. If consideration of these factors yields a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and a realized loss is recognized. As of March 31, 2008, the Company had gross unrealized losses of $13.0 million that were in an unrealized loss position for less than one year and $12.2 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $17.6 million of the unrealized losses, which were due to increased benchmark interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of March 31, 2008 are temporary.

For the quarter ended March 31, 2008, the Company recorded other-than-temporary impairments of $6.7 million. For the quarter ended March 31, 2007, Argonaut Group recorded other-than-temporary impairments of $0.3 million.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of two professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transaction” discussion on page 34).

The Company has $311.8 million, issued and outstanding, of junior subordinated debentures with an amortized value of $311.4 million at March 31, 2008. Approximately $162.3 million of these debentures are subject to variable interest rates during 2008. Thus, interest expense on these debentures is directly correlated to market interest rates, specifically changes in the 3-month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the March 31, 2008 outstanding floating par value of $162.3 million, a 100 basis point change in market interest rates would change annual interest expense by $1.6 million per annum.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

At this early stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the pending securities litigation or any future proceedings regarding the above matters, nor can Argo Group currently predict the timing of any rulings, trials or other significant events relating to such matters. Given these limitations and the inherent difficulty of projecting the outcome of matters in litigation, Argo Group cannot reasonably estimate at this time the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings.

The insurance subsidiaries of the Company are parties to other legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

For the three months ended March 31, 2008, the Company did not purchase shares of our common stock on the open market. Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. The following table provides information with respect to shares of the Company’s common stock that was surrendered during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
January 1 through January 31, 2008	4,945	$40.83	—	—
February 1 through February 29, 2008	329	$40.00	—	—
March 1 through March 31, 2008	3,338	$35.30	—	—

Total	8,612	$38.65	—	—

On November 13, 2007, the board of directors authorized the repurchase of up to $150 million of Argo Group’s common stock. The Company began repurchasing shares on April 22, 2008, and as of May 8, had purchased 145,999 shares at an average price of $35.20 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of Argo Group was held May 6, 2008. The following matters were submitted to the shareholders at the meeting:

1.	Votes were cast in the following manner in connection with the election of four Class I directors to the Argo Group Board of Directors for a term of three years.

	Votes For	Votes Withheld
H. Berry Cash	23,294,858	1,042,915
Bradley E. Cooper	23,350,130	987,643
Fayez S. Sarofim	13,665,489	10,672,284
Mark E. Watson III	23,351,870	985,903

Not subject to this vote are the Company’s Class II directors whose terms will expire in 2009, and the Company’s Class III directors whose terms will expire in 2010. The Class II directors are Mural R. Josephson and Philip R. McLoughlin. The Class III directors are F. Sedgwick Browne, Hector De Leon, Frank Maresh, John R. Power, Jr. and Gary V. Woods. The Board currently has two Class II vacancies.

2.	Votes were cast in the following manner in connection with the consideration and approval of the recommendation of the Audit Committee of the Board of Directors that Ernst & Young LLP be appointed as the independent auditors for the fiscal year ending December 31, 2008 and to refer the determination of the independent auditors’ remuneration to the Audit Committee of the Board of Directors.

Votes For	Votes Against	Abstain
24,205,498	91,855	40,419

Item 5.	Other Information

None.

Item 6.	Exhibits

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 12, 2008	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 12, 2008	By:	/s/ Mark W. Haushill
Mark W. Haushill
Interim Chief Financial Officer