Form 10-Q
period 2008-06-30
Argo Group International Holdings, Ltd.
filed 2008-08-11
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of August 8, 2008.

Title	Outstanding
Common Shares, par value $1.00 per share	30,733,627

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2008 - $2,997.0; 2007 - $2,603.1)	$2,981.6	$2,616.0
Trading (cost: 2008 - $11.2; 2007 - $0)	11.1	—
Equity securities, at fair value (cost: 2008 - $236.2; 2007 - $200.3)	309.5	302.8
Other investments, at fair value, which approximates cost	73.1	15.2
Short-term investments, at fair value, which approximates cost	556.9	648.8

Total investments	3,932.2	3,582.8

Cash	19.2	15.0
Accrued investment income	29.6	24.9
Premiums receivable	486.0	223.7
Reinsurance recoverables	881.7	610.1
Goodwill and other intangible assets	231.8	106.3
Current income taxes receivable, net	7.1	—
Deferred tax asset, net	36.3	30.3
Deferred acquisition costs, net	186.6	92.0
Ceded unearned premiums	290.6	114.5
Other assets	132.5	67.3
Assets held for sale	—	256.6

Total assets	$6,233.6	$5,123.5

Liabilities and Shareholders’ Equity

Reserves for losses and loss adjustment expenses	$2,898.8	$2,425.5
Unearned premiums	926.3	506.8
Accrued underwriting expenses	128.9	79.3
Ceded reinsurance payable and funds held	450.4	92.1
Other indebtedness	82.5	58.0
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	—	5.1
Other liabilities	33.3	60.0
Liabilities held for sale	—	200.8

Total liabilities	4,831.6	3,739.0

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 30,723,278 and 30,663,037 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	30.7	30.7
Additional paid-in capital	689.7	685.9
Treasury shares (145,999 and 0 shares repurchased at June 30, 2008 and December 31, 2007, respectively)	(5.1)	—
Retained earnings	652.2	592.3
Accumulated other comprehensive income, net of taxes	34.5	75.6

Total shareholders’ equity	1,402.0	1,384.5

Total liabilities and shareholders’ equity	$6,233.6	$5,123.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Premiums and other revenue:
Earned premiums	$261.9	$209.9	$480.6	$415.5
Net investment income	36.5	28.3	74.6	56.5
Fee income	2.0	—	2.0	—
Realized investment and other gains (losses), net	(1.2)	3.3	0.1	3.9

Total revenue	299.2	241.5	557.3	475.9

Expenses:
Losses and loss adjustment expenses	164.7	124.1	296.3	243.2
Underwriting, acquisition and insurance expense	95.4	83.7	173.6	158.3
Interest expense and other	9.5	3.3	16.5	6.6

Total expenses	269.6	211.1	486.4	408.1

Income before income taxes	29.6	30.4	70.9	67.8
Provision for income taxes	6.6	9.4	11.0	21.7

Net income	$23.0	$21.0	$59.9	$46.1

Net income per common share:
Basic	$0.75	$0.95	$1.95	$2.13

Diluted	$0.75	$0.94	$1.94	$2.07

Dividend declared per common share:	$—	$1.65	$—	$1.65

Weighted average common shares:
Basic	30,608,752	22,007,423	30,641,004	21,677,341

Diluted	30,771,618	22,406,173	30,800,260	22,292,527

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$23.0	$21.0	$59.9	$46.1

Other comprehensive loss:
Defined benefit pension plan:
Net gain arising during the period	—	1.0	—	1.0
Unrealized losses on securities:
Losses arising during the period	(58.8)	(14.4)	(61.3)	(6.7)
Less reclassification adjustment for losses (gains) included in net income	1.2	(3.3)	2.3	(3.9)

Other comprehensive loss before tax	(57.6)	(16.7)	(59.0)	(9.6)
Income tax benefit related to other comprehensive loss	(16.4)	(5.9)	(17.9)	(3.4)

Other comprehensive loss, net of tax	(41.2)	(10.8)	(41.1)	(6.2)

Comprehensive income (loss)	$(18.2)	$10.2	$18.8	$39.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$59.9	$46.1
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	6.4	5.2
Share-based payments expense	3.7	16.5
Excess tax expense (benefit) from share-based payment arrangements	0.2	(3.6)
Deferred federal income tax benefit	(1.8)	(1.1)
Realized losses (gains) on investments	2.3	(3.9)
Change in:
Accrued investment income	(1.4)	(2.0)
Receivables	(102.0)	(40.2)
Deferred acquisition costs	(13.0)	0.2
Ceded unearned premiums	(23.4)	(1.8)
Reserves for losses and loss adjustment expenses	26.5	84.2
Unearned premiums	69.4	(13.9)
Ceded reinsurance payable and funds held	(1.9)	(5.4)
Income taxes payable	(14.3)	(6.3)
Accrued underwriting expenses	1.9	(6.5)
Sales of trading investments	6.2	—
Maturities of trading investments	2.9	—
Purchases of trading investments	(11.8)	—
Other assets and liabilities, net	(52.0)	8.3

Cash (used) provided by operating activities	(42.2)	75.8

Cash flows from investing activities:
Sales of fixed maturity investments	131.4	192.7
Maturities and mandatory calls of fixed maturity investments	136.8	110.0
Sales of equity securities	20.5	7.3
Sales of other investments	1.4	—
Purchases of fixed maturity investments	(290.9)	(445.5)
Purchases of equity securities	(48.0)	(20.3)
Change in short-term investments	350.6	47.6
Purchases of fixed assets	(4.4)	(2.7)
Acquisitions, net of cash acquired	(256.3)	—
Sale of investment in subsidiary - continuing operations	57.7	—

Cash provided (used) by investing activities	98.8	(110.9)

Cash flows from financing activities:
Borrowing under revolving credit facility, net	(48.0)	—
Stock options exercised, employee stock purchase plan issuance, and retirement of common shares (tax payments on non-vested stock)	0.9	10.1
Repurchase of Company’s common shares	(5.1)	—
Excess tax (expense) benefit from share-based payment arrangements	(0.2)	3.6
Payment of cash dividend to preferred shareholders	—	(0.1)

Cash (used) provided by financing activities	(52.4)	13.6

Change in cash	4.2	(21.5)
Cash, beginning of period	15.0	43.8

Cash, end of period	$19.2	$22.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Argonaut Group, Inc. (“Argonaut Group”) became a wholly-owned subsidiary of PXRE Group Ltd. (“PXRE”) on August 7, 2007 (the “Merger”). Upon the closing of the Merger, PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or “the Company”). Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. As a result of the reverse acquisition treatment, the consolidated results of operations, comprehensive income, and cash flows reflect those of Argonaut Group for the three and six months ended June 30, 2007 and those of the combined entity for the three and six months ended June 30, 2008. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split that occurred in connection with and immediately following the completion of the Merger

On May 14, 2008, Argo Group, through its wholly-owned subsidiary, Argo Acquisition Limited, acquired Heritage Underwriting Agency plc (“Heritage”). Heritage, a specialist insurer based in London, is focused on underwriting worldwide property and non-U.S. liability risks. For accounting purposes, the acquisition date is May 31, 2008. Included in the Company’s consolidated results of operations, comprehensive income, and cash flows for the six months ended June 30, 2008, is one month of activity specifically attributable to Heritage. The functional currency of Heritage is the U.S. Dollar.

See Note 3, “Business Acquisitions,” for additional discussion of the Merger, the acquisition of Heritage and an unaudited pro forma presentation of financial results for the combined company.

The addition of Heritage has resulted in the Company classifying its operations into four ongoing segments: Excess and Surplus Lines, Commercial Specialty (formerly known as Select Markets), Reinsurance (formerly International Specialty) and International Specialty (now exclusive to the operating results of Heritage). See Note 11, “Business Segments,” for additional information on the operating results of the Company’s segments.

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

The interim financial information as of June 30, 2008 and 2007 and for the three and six months ended June 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of June 30, 2008.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP FAS 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material effect on the Company’s financial position or results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS No. 162 to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. The Company does not anticipate that the adoption of SFAS No. 162 will have a material effect on the Company’s financial position or results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Contracts-an interpretation of SFAS No. 60” (“SFAS No. 163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation; and also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Currently, the Company does not write this coverage. The Company does not anticipate that the adoption of SFAS No. 163 will have a material effect on the Company’s financial position or results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” The position taken by the FASB under FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Currently, the Company does not have any unvested awards that contain non-forfeitable rights to dividends or dividend equivalents. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material effect on the Company’s financial position or results of operations and financial condition.

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

Acquisition of Heritage

On April 2, 2008, Argo Group announced an offer to acquire Heritage (the “Offer”). The Offer was subject to relevant legal and regulatory requirements and to satisfaction of customary conditions. On May 14, 2008, all conditions of the acquisition of Heritage had been satisfied or waived and, as a result, the Offer was wholly unconditional. Heritage became a wholly-owned subsidiary of Argo Acquisition Limited, a wholly-owned subsidiary of the Company.

Under the terms of the acquisition, Argo Group agreed to pay 154 pence in cash per share on an ex-dividend basis to each Heritage shareholder of record on March 28, 2008. This price valued the entire issued and to be issued ordinary share capital of Heritage at approximately £136 million (on an ex-dividend basis) and approximately £141 million (on a cum dividend basis), assuming the exercise of all outstanding options and the Heritage warrants. As of May 14, 2008, Argo Group had received valid acceptances in respect of 62,960,189 Heritage shares and had acquired 7,691,703 Heritage shares, which together represented, in aggregate, approximately 90 percent of the existing issued ordinary share capital of Heritage. Subsequent to June 30, 2008, funds were deposited with the stock transfer agent to complete the purchase of the approximate 10 percent remaining shares.

The acquisition of Heritage was accounted for using the purchase method of accounting under SFAS 141. Under the purchase method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed from Heritage based on their fair values as of May 31, 2008. The functional currency of Heritage is the U.S. Dollar. Heritage’s financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”), which could vary from GAAP. For purposes of reporting in the consolidated results of Argo Group, adjustments have been applied to convert from IFRS to GAAP. Included in the Company’s consolidated results of operations, comprehensive income, and cash flows for the six months ended June 30, 2008, is one month of activity specifically attributable to Heritage.

The purchase price totaled approximately $277.0 million, including transaction costs of approximately $7.0 million. The purchase price has been allocated as follows on an estimate of the fair value of assets acquired and liabilities assumed as of May 31, 2008.

(in millions)

Net book value of net assets acquired prior to fair value adjustments (1)	$165.9
Adjustments for fair value:
Write-off fixed assets and intangible assets(2)	(0.4)
Reduction related to unamortized debt issuance costs (3)	(1.6)
Other adjustments	1.1

Fair value of net assets acquired	165.0
Purchase price	277.0

Excess purchase price	$112.0

(1)	Represents net book value of Heritage.
(2)	Represents write-off of intangible and fixed assets acquired.
(3)	Represents write-off of unamortized debt issuance costs.

A summary of the acquired intangible assets is shown below:

	Intangible Asset (Fair Value)	Estimated Useful Life	Amortization Method
(in millions)
Lloyd’s Syndicate Capacity	$79.0	Indefinite	N/A
Distribution Network	33.0	10 years	Straight Line

	$112.0

As of June 30, 2008, the amortization expense associated with the Distribution Network was $0.2 million.

The foregoing allocation of the purchase price is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. The final allocation of purchase price will be determined after completion of a thorough analysis to determine fair values of Heritage’s tangible and intangible assets and liabilities. Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material.

Unaudited Pro forma Results

The financial information in the table below summarizes the combined results of operations of PXRE, Heritage and Argonaut Group, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of Argonaut Group to include the historical results of PXRE and Heritage and the impact of purchase price allocations.

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company:

	For the Six Months Ended		For the Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in millions, except per share data)
Revenue	$696.0	$631.7	$350.1	$316.5
Net income	$67.4	$39.5	$26.2	$16.5

Net income per common share (1)
Basic	$2.20	$1.32	$0.86	$0.55
Diluted	$2.19	$1.30	$0.85	$0.54

(1)	All per share information has been restated to reflect the 1-for-10 reverse stock split effected on August 7, 2007.

Acquisition of Massamont Insurance Agency, Inc.

On March 4, 2008, Argo Group US acquired Massamont Insurance Agency, Inc. (“Massamont”) in a cash transaction resulting in an increase in goodwill and other intangible assets of $6.9 million and $6.9 million, respectively. The purchase price is preliminary and is expected to be finalized in the third quarter of 2008. Additional cash purchase consideration will be due if Massamont achieves certain contingent goals. Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material.

The $6.9 million of acquired other intangible assets is related to the renewal of the policies in the portfolio. The other intangible asset is being amortized over a five year period based on anticipated retention rates of policies. As of June 30, 2008, the Company had amortized $0.1 million.

The acquisition of Massamont expands Argo Group’s public entity presence in the New England market place. Public entity is included in the results of the Commercial Specialty segment.

4. Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut domiciled reinsurance company. Argo Group US (formerly PXRE Corporation of Delaware), the parent of PXRE Reinsurance Company, was paid a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008. The sales price was $57.7 million. As a result of the sale, the Company recognized a gain on sale of $2.3 million during the first quarter of 2008 (included in realized investment and other gains, net, for the six months ended June 30, 2008), primarily attributable to the increase in the value of the fixed maturity portfolio.

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

5. Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2008 is presented below:

2008	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$55.5	$0.8	$—	$—	$55.5	$0.8
U.S. Government agencies	30.5	0.2	—	—	30.5	0.2
Obligations of states and political subdivisions	312.9	4.6	11.5	0.3	324.4	4.9
Corporate securities	239.7	3.9	51.3	3.9	291.0	7.8
Structured securities:
CMO/MBS-agency	306.9	5.8	94.5	3.2	401.4	9.0
CMO/MBS-non agency	51.3	2.9	17.8	1.6	69.1	4.5
CMBS	85.3	3.1	44.2	1.5	129.5	4.6
ABS-residential	0.4	—	9.0	1.0	9.4	1.0
ABS-non residential	35.1	1.2	3.6	0.6	38.7	1.8
Foreign	40.8	0.6	4.2	0.1	45.0	0.7

Total fixed maturities	1,158.4	23.1	236.1	12.2	1,394.5	35.3

Equity securities
Banks, trusts and insurance companies	39.6	8.0	—	—	39.6	8.0
Industrial, miscellaneous and all other	40.4	5.5	12.4	2.0	52.8	7.5

Total equity securities	80.0	13.5	12.4	2.0	92.4	15.5

Total	$1,238.4	$36.6	$248.5	$14.2	$1,486.9	$50.8

The Company holds a total of 3,383 securities, of which 1,375 were in an unrealized loss position for less than one year and 208 were in an unrealized loss position for a period one year or greater as of June 30, 2008. None of the equity unrealized losses have been in an unrealized loss position of 20% or more for more than one year. For investments in obligations of states and political subdivisions and foreign securities with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing credit spreads and higher market yields on many fixed income securities. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The Company did not have any unrealized losses greater than 12 months at June 30, 2008 in investments in United States Treasury securities or direct obligations of United States Government agencies.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to higher market yields relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. All corporate securities in an unrealized loss position were investment grade rated as of June 30, 2008. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2008.

The Company’s portfolio of structured securities consists of investments in securities issued and/or guaranteed by agencies of the United States Government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by higher market yields, as well as changes in market liquidity and increases in credit spreads. Securities issued by corporate entities, though not guaranteed, were all investment grade rated as of June 30, 2008. As the decline in fair value is attributable to changes in interest rates and market liquidity, and since the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2008.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and the Company’s intent and ability to hold the investment until the fair value is recovered. If consideration of the factors above yield a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. During the six months ended June 30, 2008 and 2007, realized investment and other gains, net, were reduced by write downs of approximately $8.9 million and $0.4 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $98.4 million were issued at June 30, 2008, in respect of reported loss and loss expense reserves. Cash and investments with a fair value of $122.9 million have been pledged as collateral with issuing banks. In addition, securities with a fair value of $269.0 million were on deposit with various state insurance departments at June 30, 2008 in order to comply with insurance laws. Included in short-term investments are investments with a fair value of $157.3 million which are held on deposit at Lloyds of London (“Lloyds”) and are restricted to the Company’s use.

6. Earnings Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2008 and 2007 (all balances have been adjusted to reflect the effects of the 6.484 exchange ratio and the 1-for-10 reverse stock split resulting from the Merger):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share data)	2008	2007	2008	2007
Net income	$23.0	$21.0	$59.9	$46.1
Less preferred dividends	—	—	—	(0.1)

Income available to common shareholders	23.0	21.0	59.9	46.0
Effect of dilutive securities:
Preferred dividends	—	—	—	0.1

Income available to common shareholders after assumed conversion	$23.0	$21.0	$59.9	$46.1

Weighted average shares-basic	30,608,752	22,007,423	30,641,004	21,677,341
Effect of dilutive securities:
Weighted average preferred shares outstanding	—	38,476	—	212,790
Stock options and non-vested shares	162,866	360,274	159,256	402,396

Weighted average shares-diluted	30,771,618	22,406,173	30,800,260	22,292,527

Net income per common share-basic	$0.75	$0.95	$1.95	$2.13
Net income per common share-diluted	$0.75	$0.94	$1.94	$2.07

For the three and six months ended June 30, 2008, options to purchase 646,789 shares of common stock were excluded from the computation of diluted earnings per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2016. For the three and six months ended June 30, 2007, options to purchase 157,008 shares of common stock were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2014.

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

PXRE and certain of its former officers have entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. Potential claims covered by the Tolling and Standstill Agreement would include those based on allegations similar in nature to those described above. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on September 17, 2008.

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

The Company’s income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Current tax provision	$4.3	$9.6	$12.6	$22.8
Deferred tax benefit related to:
Future tax deductions	2.5	(0.2)	1.8	(1.1)
Valuation allowance change	(0.2)	—	(3.4)	—

Income tax provision	$6.6	$9.4	$11.0	$21.7

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2008 and 2007 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Income tax provision at expected rate	$8.9	$10.6	$23.1	$23.7
Tax effect of:
Tax-exempt interest	(2.0)	(1.4)	(3.8)	(1.9)
Dividends received deduction	(0.6)	(0.5)	(0.9)	(0.7)
Valuation allowance change	(0.2)	—	(3.4)	—
Reduction of tax liability accounts	—	—	(2.6)	—
Reduction of tax reserve	—	—	(0.7)	—
Adjustment for annualized rate	0.5	—	(0.7)	—
Other permanent adjustments, net	—	0.6	—	0.5
State tax expense	—	0.1	—	0.1

Income tax provision	$6.6	$9.4	$11.0	$21.7

The consolidated provision for income taxes for the three and six months ended June 30, 2008 was $6.6 million and $11.0 million, respectively, compared to $9.4 million and $21.7 million for the same periods in 2007. The consolidated provision for income taxes for the six months ended June 30, 2008 was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company, $0.7 million reduction for the reversal of a tax reserve related to the 2004 tax year, and $0.7 million reduction of tax expense to get to an annualized effective tax rate on operating income in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At June 30, 2008, the Company had a total gross deferred tax asset of $83.8 million. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward generated from the sale of PXRE Reinsurance Company, and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code

Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $47.5 million is required. At June 30, 2008, the net deferred tax asset is $36.3 million. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

The reduction in the valuation allowance for the six months ended June 30, 2008 was $3.4 million. During the period ended March 31, 2008, $3.2 million of this reduction was recognized. The $3.2 million reduction is attributable to a change in circumstances that resulted in a change in judgment about the realizability of the deferred tax asset. At December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable future taxable income against which it could utilize its net operating loss carryforward. With the merger of Argonaut Group and PXRE Corporation on December 31, 2007, the future taxable income of Argo Group US became available against which PXRE Corporation’s net operating loss carryforward can be utilized. However, under Internal Revenue Code Section 382, the maximum annual amount of taxable income that can be offset by the PXRE Corporation net operating loss is $2.8 million. Management believes that it is reasonable to look forward to the following three years of projected taxable income in determining the realizability of this deferred tax asset.

9. Share-Based Payments

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R) “Share-based Payment,” which was adopted January 1, 2006. Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in Argonaut Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as Argonaut Group suspended regular dividend payments in 2003 and PXRE has not made dividend payments on its common shares since November 2005. Argonaut Group paid a special dividend in July 2007; however, it was determined that the special dividend would not have an effect on the Black-Scholes fair values for options issued in the current period. The following table summarizes the assumptions used by Argo Group (for the post-merger period of 2008) and Argonaut Group (for the pre-Merger period of 2007) for the six months ended June 30, 2008 and 2007:

	2008	2007
Risk-free rate of return	2.61% to 3.67%	4.46% to 5.07%
Expected dividend yields	0.00%	0.00%
Expected option life (years)	4.81 to 7.00	4.45
Expected volatility	26.2% to 35.0%	41.3% to 43.3%

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

A summary of option activity under the 2007 Plan as of June 30, 2008, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	65,150	$41.08
Granted	474,736	$35.69
Exercised	—	$0.00
Expired or forfeited	—	$0.00

Outstanding at June 30, 2008	539,886	$36.34

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for stock options was $0.6 million for the six months ended June 30, 2008. Compensation expense from all share-based payment awards is included in the “Underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income. Unamortized expense for these options was $6.3 million as of June 30, 2008.

A summary of restricted share units activity under the 2007 Plan as of June 30, 2008, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	7,143	$41.02
Granted	181,104	$38.05
Vested	—	$0.00
Expired or forfeited	—	$0.00

Outstanding at June 30, 2008	188,247	$37.79

The restricted share units will vest over three to four years. Expense recognized under this plan for the restricted share units was $0.4 million for the six months ended June 30, 2008. As of June 30, 2008, there was $6.8 million of total unrecognized compensation cost related to restricted share units granted by the Company.

Included in the total instruments granted during the six months ended June 30, 2008 are 295,819 options and 39,857 restricted share units whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year from the date of grant) and forfeit all or a pro rata portion of the grant if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor, which is adjusted quarterly, for the grants.

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense under this plan for the six months ended June 30, 2008 was not material.

In February 2008 the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors could elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts were deferred, such amounts were credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan called for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit was valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provided for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.9 million for the six months ended June 30, 2008.

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

A summary of option activity under the Amended Plan as of June 30, 2008, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	997,475	$35.22
Granted	—	$0.00
Exercised	(19,432)	$29.32
Expired or forfeited	(43,049)	$48.56

Outstanding at June 30, 2008	934,994	$34.73

The compensation expense recorded for options outstanding was $1.2 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively. Included in compensation expense for the six months ended June 30, 2007 was $1.3 million of expense related to the acceleration of the vesting of select options in conjunction with the Merger. For the six months ended June 30, 2008, the Company received cash payments of $0.6 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of June 30, 2008, there was unamortized expense related to the options of $3.4 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the six months ended June 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	166,222	$48.43
Granted	—	$0.00
Vested	(44,745)	$49.84
Expired or forfeited	(8,741)	$47.68

Outstanding at June 30, 2008	112,736	$47.93

The compensation expense recorded for non-vested stock awards outstanding was $1.4 million and $12.2 million for the six months ended June 30, 2008 and 2007, respectively. Included in compensation expense for the six months ended June 30, 2007 was $8.9 million of expense related to the acceleration of the vesting of select non-vested share stock awards in conjunction with the Merger. As of June 30, 2008, there was unamortized expense related to the non-vested stock awards of $4.5 million.

As of June 30, 2008, the following options grants were outstanding under the PXRE plans:

Plan	Shares Outstanding	Weighted Average Exercise Price
Officers Incentive Plan	15,391	$196.91
PXRE Group Ltd. Director Stock Plans	24,555	$191.95

All options under these plans were fully vested, and therefore, no compensation expense associated with these options was included in the results of operations for the six months ended June 30, 2008. Additionally, under the PXRE Group Ltd. Incentive Bonus Compensation Plans, a total of 9,013 restricted stock grants were outstanding as of June 30, 2008, with a weighted-average fair value of $49.00 per share. The restricted stock grants vest in equal annual installments over four years. Compensation expense for the six months ended June 30, 2008 was not material.

10. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $62.8 million and $56.0 million as of June 30, 2008 and 2007, respectively:

	For the Six Months Ended June 30,
(in millions)	2008	2007
Net beginning of the year	$1,863.3	$1,530.5
Add:
Net reserves held for sale (1)	104.3	—
Net reserves from acquired companies (2)	206.7
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	312.2	259.4
Prior accident years	(15.9)	(16.2)

Losses and LAE incurred during calendar year, net of reinsurance	296.3	243.2
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	53.8	34.4
Prior accident years	237.9	156.3

Losses and LAE payments made during current calendar year, net of reinsurance	291.7	190.7

Foreign exchange adjustments	0.5	—

Net reserves—end of period	2,179.4	1,583.0
Deduct:
Reserves sold on disposition of subsidiary	99.5	—

Net reserves—end of period, excluding disposition of subsidiary	2,079.9	1,583.0
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	818.9	530.4

Gross reserves—end of period	$2,898.8	$2,113.4

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year. Please refer to Note 4, “Sale of PXRE Reinsurance Company,” for additional discussion.
(2)	Amount represents the fair value on the merger date of reserves acquired from Heritage. Please refer to Note 3 –Business Acquisitions for related disclosure.

Included in losses and LAE for the six months ended June 30, 2008 was $15.9 million in favorable loss reserve development comprised of the following: (1) $10.1 million of favorable loss reserve development in the Excess and Surplus Lines segment primarily driven by property lines for the 2007 accident year and other liability occurrence lines related to accident years 2001 through 2004; (2) $1.4 million of unfavorable loss reserve development in the Commercial Specialty segment, which includes $1.6 million in favorable loss reserve development in the property lines for the 2007 accident year, unfavorable loss reserve development of $0.6 million in the automobile physical damage lines for the 2007 accident year, unfavorable loss reserve development of $0.6 million related to unallocated loss adjustment expenses and $1.8 million unfavorable loss reserve development associated with the discount in workers compensation lines; and (3) $7.2 million of favorable loss reserve development in the Run-off Lines segment primarily driven by $4.5 million of favorable loss reserve development in general liability and automobile lines, $0.5 million of favorable loss reserve development on workers compensation reserves, and $2.3 million unfavorable loss reserve development in unallocated LAE. In addition, Run-off Lines experienced an additional $4.5 million favorable loss reserve development on PXRE non-catastrophe losses.

Included in losses and LAE for the six months ended June 30, 2007 was $16.2 million of favorable development from prior accident years consisting of: (1) $14.5 million of favorable development in the Excess & Surplus Lines segment resulting from $5.6 million in property lines primarily from accident years 2003 and 2006, $8.6 million in other liability lines primarily attributable to the 2004 and 2005 accident years, and $0.3 million of favorable catastrophe loss development; (2) $1.5 million of favorable development in the Commercial Specialty segment, primarily attributable to $2.9 million of favorable development in the general liability and commercial auto lines, and $0.3 million of favorable development in property lines, primarily in the 2002 through 2005 accident years. Partially offsetting this favorable development was $1.0 million of unfavorable development due to unwinding of the discount on the workers compensation reserves, $0.7 million of unfavorable development in unallocated LAE and involuntary pool losses; and (3) favorable development in the Run-off Lines segment consisted of $1.5 million in commercial auto lines, offset by $1.3 million of unfavorable development primarily related to the unwinding of discount on workers compensation reserves.

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

11. Business Segments

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger (see Note 3, “Business Acquisitions,” for further discussion regarding the Merger), Argonaut Group classified its business into two ongoing reporting segments: Excess and Surplus Lines and Commercial Specialty (formerly known as Select Markets). PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its reporting segments and management determined that the Company would have three ongoing reporting segments: Excess and Surplus Lines and Commercial Specialty segments (which were previously included in Argonaut Group’s ongoing reporting segments), and the Reinsurance segment (formerly known as International Specialty – see discussion below). The Reinsurance segment is comprised of the operations of Argo Re and also includes international reinsurance programs that had previously been reported in Argonaut Group’s Excess and Surplus Lines and Commercial Specialty segments. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2008.

With the acquisition of Heritage in May 2008, the Company evaluated its reporting segments and management determined that the results of operation of Heritage defined a new reporting segment. Management determined that the segment name “International Specialty” most accurately described the activities of this segment, as Heritage is a specialty underwriter of worldwide property and non-United States liability risks. The results of operations of Argo Re and the international reinsurance programs will be reported in the “Reinsurance” segment. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to current and prior periods for Argo Re and the international reinsurance programs have been reclassified to the Reinsurance segment.

During the second quarter of 2007, Argonaut Group’s management determined that combining the Commercial Specialty and Public Entity segments into one reporting segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Commercial Specialty segment. Amounts applicable to prior periods have been reclassified to conform to the current presentation.

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

The Company considers many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment and other gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets for Run-off Lines are those that were formerly classified in the Risk Management segment and other business previously written by PXRE.

Revenues and income before income taxes for each segment for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Revenue:
Earned premiums
Excess and Surplus Lines	$132.6	$135.6	$261.1	$267.6
Commercial Specialty	86.3	72.4	168.4	142.1
Reinsurance	16.1	4.5	28.5	7.6
International Specialty	31.3	—	31.3	—
Run-off Lines	(4.4)	(2.6)	(8.7)	(1.8)

Total earned premiums	261.9	209.9	480.6	415.5
Net investment income
Excess and Surplus Lines	15.2	13.5	30.8	26.3
Commercial Specialty	7.3	6.7	14.6	13.4
Reinsurance	2.7	—	5.2	—
International Specialty	1.6	—	1.6	—
Run-off Lines	7.1	7.2	16.6	15.0
Corporate and Other	2.6	0.9	5.8	1.8

Total net investment income	36.5	28.3	74.6	56.5
Fee income	2.0	—	2.0	—
Realized investment and other gains (losses), net	(1.2)	3.3	0.1	3.9

Total revenue	$299.2	$241.5	$557.3	$475.9

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Income (loss) before income taxes
Excess and Surplus Lines	$20.4	$29.8	$47.3	$58.8
Commercial Specialty	4.4	12.4	17.5	26.2
Reinsurance	9.7	1.0	15.5	1.7
International Specialty	5.7	—	5.7	—
Run-off Lines	4.0	3.1	6.6	4.4

Total segment income before taxes	44.2	46.3	92.6	91.1
Corporate and Other	(6.6)	(15.9)	(7.8)	(20.6)
Interest expense	(6.8)	(3.3)	(14.0)	(6.6)
Realized investment and other gains (losses), net	(1.2)	3.3	0.1	3.9

Total income before income taxes	$29.6	$30.4	$70.9	$67.8

Identifiable assets for each segment as of June 30, 2008 and December 31, 2007 were as follows:

(in millions)	June 30, 2008	December 31, 2007
Excess and Surplus Lines	$2,156.9	$1,973.9
Commercial Specialty	1,099.5	1,038.1
Reinsurance	284.0	334.8
International Specialty	1,597.2	—
Run-off Lines	1,050.2	1,317.1
Corporate and Other	45.8	203.0
Assets held for sale	—	256.6

Total	$6,233.6	$5,123.5

Included in the International Specialty segment are those assets associated with other capital providers.

12. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Commissions	$55.1	$32.3	$91.5	$64.0
General expenses	44.3	46.6	84.0	82.7
Premium taxes, boards and bureaus	6.0	3.5	11.2	11.4

	105.4	82.4	186.7	158.1
Net amortization (deferral) of policy acquisition costs	(10.0)	1.3	(13.1)	0.2

Total underwriting, acquisition and insurance expenses	$95.4	$83.7	$173.6	$158.3

During the three and six months ended June 30, 2007, general expenses included costs related to the acceleration of vesting on non-vested stock awards and stock option grants.

13. Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $26.2 million and $28.6 million during the six months ended June 30, 2008 and 2007, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $12.9 million and $6.4 million during the six months ended June 30, 2008 and 2007, respectively. The Company paid interest on its other indebtedness of $1.5 million during the six months ended June 30, 2008. No interest was paid by the Company during the six months ended June 30, 2007, as the Company did not have any debt outstanding during this time classified as other indebtedness.

14. Other Indebtedness

At June 30, 2008, the Company’s “Other indebtedness” consisted of $72.5 million of floating rate loan stock and $10.0 million of its borrowing under the revolving credit facility. At December 31, 2007, the Company’s “Other indebtedness” consisted solely of its borrowing under the revolving credit facility.

Floating rate loan stock

This debt was assumed through the acquisition of Heritage. These notes are unsecured, and each has an option to repay in full on any interest payment date following the fifth anniversary of issue. Interest on the U.S. Dollar and Euro notes are due semiannually and quarterly, respectively. A summary of the notes outstanding at June 30, 2008 is presented below:

Start Year	Maturity Year	Currency	Interest Rate	Interest Rate at June 30, 2008	Loan Amount
					(in millions)
2005	2034	U.S. Dollar	6 month LIBOR + 4.2%	8.28%	$6.5
2005	2035	Euro	3 month LIBOR + 4.0%	8.86%	18.7
2006	2036	U.S. Dollar	3 month LIBOR + 4.0%	8.08%	10.0
2006	2036	Euro	3 month LIBOR + 4.0%	8.86%	16.3
2007	2037	Euro	3 month LIBOR + 3.9%	8.86%	21.0

					$72.5

Borrowing Under Revolving Credit Facility

On March 6, 2006, Argonaut Group entered into a Credit Agreement, as Amended, (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75.0 million revolving credit facility, and the commitments thereunder expire on the third anniversary of the Credit Agreement. Borrowings by Argonaut Group under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The Credit Agreement contains certain affirmative and negative covenants.

The interest rate on this borrowing is determined using the one-month LIBOR (rounded up to the nearest 1/16th of one percent) plus the Applicable Margin, based on the Company’s Leverage Ratio, as defined in the Credit Agreement. The interest rate is reset periodically in accordance with the terms of the Credit Agreement. As of June 30, 2008, the facility’s interest rate was 3.20%.

As of June 30, 2008, the Company was in compliance with all covenants under the Credit Agreement.

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

For Level 1 and Level 2 inputs, the Company also performs independent verification procedures to validate the accuracy prices of provided by the independent third parties. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

Available-for-Sale Fixed Maturity Investments: U.S. Treasury Notes included in available-for-sale fixed maturity investments are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. The Company obtains fair market measurements from an independent pricing service using quoted prices in active markets at the reporting date. All other available-for-sale fixed maturity investments are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Other Investments: Overseas deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These funds are invested in short term government securities, agency securities and corporate bonds for a duration of one to two years and are valued utilizing Level 1 inputs based upon values obtained from Lloyd’s. The Company’s Level 2 inputs for hedge funds are valued at their net asset values, as calculated by the funds’ administrators. The Company’s investments in limited partnerships are valued utilizing Level 3 inputs based upon the equity method of accounting in the investment. Additionally in Level 3 is the Company’s investment in a private entity that was purchased on March 31, 2008, and has been valued at cost.

Short-term Investments: Short term investments are reported at fair value utilizing Level 1 as money-market funds or interest bearing cash accounts. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Investments categorized as Level 2 are short-term bonds carried at amortized cost and certificates of deposit. Included in short term investments are Funds at Lloyd’s which is the Corporate member’s capital as a security to support the underwriting business. Lloyd’s invests the funds in fixed cash deposit accounts for up to three months, certificates of deposits for up to 12 months and also in sovereign debt, U.K. short government gilts and U.S. Treasury bills. Values for the investment categorized in Level 1 are obtained from Lloyd’s.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at June 30, 2008, have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2008	Level 1	Level 2	Level 3
Investments
Fixed maturities:
Available-for-sale	$2,981.6	$196.3	$2,785.3	$—
Trading	11.1	—	11.1	—
Equity securities	309.5	303.3	6.2	—
Other investments	73.1	31.9	19.5	21.7
Short-term investments	556.9	423.6	133.3	—

	$3,932.2	$955.1	$2,955.4	$21.7

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2008 is as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Other Investments
Beginning balance, January 1, 2008	$15.1
Total gains or losses (realized/unrealized):
Included in earnings	(0.4)
Included in other comprehensive income	—
Purchases, issuances and settlements	7.0
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2008	$21.7

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$(0.4)

At June 30, 2008, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007, and also a discussion of the Company’s financial condition as of June 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 5, 2008, including the audited Consolidated Financial Statements and notes thereto.

As described above in Item 1, Consolidated Financial Statements, Argonaut Group was the accounting acquirer in the merger of PXRE and Argonaut Group on August 7, 2007. As with the Consolidated Financial Statements and footnotes thereto included in Part 1, Item 1 the financial information included in the discussion that follows is, unless otherwise specified, limited to Argonaut Group as of June 30, 2007 and for the three and six months then ended, and includes combined Company information as of June 30, 2008 and for the three and six months then ended.

Effective December 31, 2007, Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity that was renamed Argo Group US. References in the following discussion to Argonaut Group pertain to the period prior to this merger.

On April 2, 2008, the Company announced an offer to acquire Heritage, a specialist insurer based in London. Heritage is focused on underwriting worldwide property and non-U.S. liability risks. Heritage’s worldwide property unit concentrates on underwriting short-tail risks with an emphasis on commercial property. Heritage’s non-U.S. liability unit underwrites non-U.S. professional indemnity insurance and other liability classes.

On May 14, 2008, the acquisition of Heritage was declared wholly unconditional and therefore was considered to be complete. The results of operations for Heritage are included in the consolidated financial statements from May 31, 2008.

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

Results of Operations

The following is a comparison of selected financial data from the Company’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$397.6	$276.8	$744.2	$563.5

Earned premiums	$261.9	$209.9	$480.6	$415.5
Net investment income	36.5	28.3	74.6	56.5
Fee income	2.0	—	2.0	—
Realized investment and other gains (losses), net	(1.2)	3.3	0.1	3.9

Total revenue	$299.2	$241.5	$557.3	$475.9

Income before income taxes	29.6	30.4	70.9	67.8
Provision for income taxes	6.6	9.4	11.0	21.7

Net income	$23.0	$21.0	$59.9	$46.1

Loss ratio	62.9%	59.1%	61.6%	58.5%
Expense ratio	36.4%	39.8%	36.1%	38.1%

Combined ratio	99.3%	98.9%	97.7%	96.6%

The increase in consolidated gross written and earned premiums for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily attributable to the operations of Argo Re and Heritage, coupled with premium growth in the public entity products written in the Commercial Specialty segment. Earned premiums resulting from Heritage were $31.2 million for the 30 days ended June 30, 2008. Earned premiums resulting from Argo Re were $11.2 million and $18.7 million for the three and six months ended June 30, 2008, respectively. Earned premiums within the Commercial Specialty segment increased to $86.3 million and $168.4 million for the three and six months ended June 30, 2008, respectively, compared to $72.4 million and $142.1 million for the same periods in 2007. All product lines have experienced increased competition and reduced rates.

The increase in consolidated net investment income was primarily attributable to increased invested assets due to the recent acquisitions. Consolidated net invested assets increased to $3,706.4 million as of June 30, 2008, excluding invested assets of $225.8 million which are for the benefit of other capital providers of Heritage. Invested assets as of June 30, 2007 were $2,613.1 million.

Fee income represents commissions and other fees earned by the Company for the non-risk bearing activities. Fee income was $2.0 million for both the three and six months ended June 30, 2008, including $1.3 million related to Heritage.

Consolidated realized investment and other gains (losses), net, for the three months ended June 30, 2008 was a $1.2 million realized loss, compared to a $3.3 million realized gain for the same period ended 2007. Included in realized investment losses for the three months ended June 30, 2008 was $2.3 million of realized loss due to the recognition of other-than-temporary impairments, compared to $0.1 million for the same period ended 2007. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to its fair value. Consolidated realized investment and other gains, net decreased $3.8 million from $3.9 million for the six months ended June 30, 2007 to $0.1 million for the same period ended 2008. Included in realized investment gains were recognized losses due to the recognition of other-than-temporary-impairments of $8.9 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. Partially offsetting these realized losses for the six months ended June 30, 2008 was a realized gain on the sale of PXRE Reinsurance Company of $2.3 million, primarily attributable to the increase in the value of the fixed maturity portfolio, coupled with realized gains from the sale of primarily equity securities totaling $5.7 million, both which occurred in the first quarter of 2008.

Consolidated losses and loss adjustment expenses were $164.7 million and $124.1 million for the three months ended June 30, 2008 and 2007, respectively. The consolidated loss ratios were 62.9% and 59.1% for the three months ended June 30, 2008 and 2007, respectively. The increase in the loss ratio in 2008 as compared to 2007 was primarily attributable to $16.4 million in property losses within the Excess and Surplus Lines and Commercial Specialty segments due to storm losses during the quarter. Included in consolidated losses and loss adjustment expenses for the three months ended June 30, 2008 was $14.2 million of favorable loss reserve development on prior accident years, primarily in the automobile, general liability and other liability lines, partially offset by $5.2 million of unfavorable development on prior accident years within the workers compensation lines. Losses and loss adjustment expenses for the three months ended June 30, 2007 included $10.0 million in favorable loss reserve development, primarily in the other liability occurrence, commercial automobile and general liability lines. Partially offsetting the 2007 favorable development was $2.9 million of adverse development on prior accident years in the workers compensation lines.

Consolidated losses and loss adjustment expenses for the six months ended June 30, 2008 and 2007 were $296.3 million and $243.2 million, respectively, resulting in consolidated loss ratios of 61.6% and 58.5%, respectively. Losses and loss adjustment expenses for the six months ended June 30, 2008 includes $20.1 million in favorable loss reserve development on prior accident years, primarily in the property, automobile, general liability and other liability lines. Partially offsetting this favorable development was adverse development of $4.2 million in the workers compensation lines and strengthening of the unallocated loss adjustment expense reserve in the Run-off lines. Losses and loss adjustment expense for the six months ended June 30, 2007 include $21.1 million of favorable loss reserve development, primarily in the other liability occurrence, commercial automobile, property and general liability lines, partially offset by adverse development of $4.9 million, primarily in workers compensation lines.

Consolidated underwriting, insurance and acquisition expenses were $95.4 million and $173.6 million for the three and six months ended June 30, 2008, respectively, compared to $83.7 million and $158.3 million for the same periods in 2007. Consolidated expense ratios declined to 36.4 % and 36.1% for the three and six months ended June 30, 2008, respectively, compared to 39.8% and 38.1% for the same periods in 2007. The increased expense ratios in 2007 were primarily attributable to $10.2 million in additional share-based payment expense due to the acceleration of certain equity awards prior to the completion of the Merger.

Consolidated interest expense and other increased to $9.5 million and $16.5 million for the three and six months ended June 30, 2008, respectively, from $3.3 million and $6.6 million for the same periods in 2007. Interest expense increased to $7.0 million and $14.2 million for the three and six months ended June 30, 2008, respectively, compared to $3.3 million and $6.6 million for the same periods in 2007. The increase in interest expense was attributable to the inclusion of $167.1 million of junior subordinated debentures acquired in the merger with PXRE, as well as $72.5 million of other indebtedness acquired in the acquisition of Heritage. Foreign currency exchange losses totaled $0.3 million for the three months ended June 30, 2008. Also included in interest expense and other for the three and six months ended June 30, 2008 was $2.0 million in expense related to the generation of fee income.

The consolidated provision for income taxes was $6.6 million and $11.0 million for the three and six months ended June 30, 2008, respectively compared to $9.4 million and $21.7 million for the same periods in 2007. The consolidated income tax provision for the periods in 2008 represents the income tax expense associated with the Company’s operations based on the tax laws of the jurisdictions in which they operate. The consolidated provision for income taxes for the six months ended June 30, 2008 was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company, a $3.4 million reduction to the deferred tax asset valuation allowance, $0.7 million reduction for the reversal of a tax reserve related to the 2004 tax year, and $0.7 million reduction of tax expense to get to an annualized effective tax rate on operating income in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Segment Results

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger, Argonaut Group classified its business into two ongoing reporting segments: Excess and Surplus Lines and Commercial Specialty (formerly known as Select Markets). PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its reporting segments and management determined that the Company would have three ongoing reporting segments: Excess and Surplus Lines and Commercial Specialty segments (which were previously included in Argonaut Group’s ongoing reporting segments), and the Reinsurance segment (formerly known as International Specialty – see discussion below). Additionally, the Company has a Run-off Lines segment for products which it no longer writes. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2008.

With the acquisition of Heritage in May 2008, management determined that the results of operation of Heritage defined a new reporting segment. Management determined that the segment name “International Specialty” most accurately described the activities of this segment, as Heritage is a specialty underwriter of worldwide property and non-United States liability risks through the Lloyds insurance market place. The results of operations of Argo Re and the international reinsurance programs will be reported in the “Reinsurance” segment. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to current and prior periods for Argo Re and the international reinsurance programs have been reclassified to the Reinsurance segment.

During the second quarter of 2007, Argonaut Group’s management determined that combining Commercial Specialty and Public Entity segments into one reporting segment would better represent Argonaut Group’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Commercial Specialty segment. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2008.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income, which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$180.3	$185.2	$340.4	$366.4

Earned premiums	$132.6	$135.6	$261.1	$267.6
Losses and loss adjustment expenses	84.3	76.8	158.5	149.5
Underwriting, insurance and acquisition expenses	43.1	42.5	86.1	85.6

Underwriting income	5.2	16.3	16.5	32.5
Net investment income	15.2	13.5	30.8	26.3

Income before taxes	$20.4	$29.8	$47.3	$58.8

Loss ratio	63.6%	56.6%	60.7%	55.8%
Expense ratio	32.5%	31.4%	33.0%	32.0%

Combined ratio	96.1%	88.0%	93.7%	87.8%

The slight decline in earned premiums for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily attributable to a reduction in gross written premiums written in 2008 as compared to 2007. The declines in gross written premiums were due primarily to market conditions. The excess and surplus lines market place continues to see increased competition, from both other excess and surplus lines carriers as well as the standard markets, and therefore, continues to experience rate erosion. The Excess and Surplus Lines segment has seen rates decline 8.0% and 6.6% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The number of policies written during the three months ended June 30, 2008 increased approximately 5% over the same period of 2007, while for the six months ended June 30, 2008 the number of policies written increased less than 1% over the same period of 2007. Average policy size has decreased from $6,014 and $6,224 for the three and six months ended June 30, 2007, respectively, to $5,568 and $5,751 for the same period in 2008.

The Excess and Surplus Lines segment’s loss ratios for the three months ended June 30, 2008 and 2007 were 63.6% and 56.6%, respectively. The increase in the loss ratio for the three months ended June 30, 2008 as compared to 2007 was primarily attributable to $6.1 million of losses for the current accident year related to storm activity in the United States. Partially offsetting these losses was $5.0 million of favorable loss reserve development for prior accident years primarily driven by property lines for the 2007 accident year. Included in losses and loss adjustment expenses for the three months ended June 30, 2007 was $5.4 million of favorable loss reserve development for prior accident years, primarily within the property and other liability occurrence lines.

Losses and loss adjustment expenses for the six months ended June 30, 2008 and 2007 resulted in loss ratios of 60.7% and 55.8%, respectively. Losses and loss adjustment expenses include the activity related to the 2008 accident year discussed above, offset by favorable development on prior accident years of $10.1 million, primarily driven by property lines for the 2007 accident year and other liability occurrence lines related to accident years 2001 through 2004. Losses and loss adjustment expenses for the six months ended June 30, 2007 include $14.5 million of favorable loss reserve development on prior accident years, primarily in the property, casualty and other liability occurrence lines. Loss reserves for the Excess and Surplus Lines segment were $1,176.1 million and $1,004.2 million as of June 30, 2008 and 2007, respectively.

Underwriting, insurance and acquisition expenses for the three and six months ended June 30, 2008 resulted in expense ratios of 32.5% and 33.0%, respectively, compared to 31.4% and 32.0% for the same periods ended in 2007. The increase in the expense ratios was primarily attributable to pricing, coupled with a change in the product mix.

The increase in investment income for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $1,482.2 million as of June 30, 2008, compared to $1,227.5 million as of June 30, 2007.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$100.9	$88.1	$238.2	$186.9

Earned premiums	$86.3	$72.4	$168.4	$142.1
Losses and loss adjustment expenses	65.1	46.6	118.4	89.6
Underwriting, insurance and acquisition expenses	23.6	20.1	46.6	39.7

Underwriting income (loss)	(2.4)	5.7	3.4	12.8
Net investment income	7.3	6.7	14.6	13.4
Fee income	0.7	—	0.7	—
Other expenses	1.2	—	1.2	—

Income before taxes	$4.4	$12.4	$17.5	$26.2

Loss ratio	75.4%	64.5%	70.3%	63.1%
Expense ratio	27.4%	27.6%	27.7%	27.9%

Combined ratio	102.8%	92.1%	98.0%	91.0%

The increase in gross written and earned premiums for the three and six months ended June 30, 2008 as compared to the same periods ended in 2007 was primarily attributable to growth within the public entity products lines due to the expansion of the public entity products into the New England region via an acquisition and from specialty program business. The Commercial Specialty segment has experienced pricing pressure, as pricing on renewal business for the segment has decreased 6.3% and 5.7% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

The Commercial Specialty segment’s loss ratios were 75.4% and 64.5% for the three months ended June 30, 2008 and 2007, respectively. The loss ratio for the three months ended June 30, 2008 included $10.3 million of losses from storm activity. Included in losses and loss adjustment expenses for the three months ended June 30, 2008 was $2.0 million of unfavorable loss reserve development on prior accident years primarily attributable to involuntary pool participation and the reserve discount on workers compensation business. Losses and loss adjustment expenses for the three months ended June 30, 2007 include $2.1 million in additional expense due to higher than anticipated property losses due to storm activity and higher than expected emergence of workers compensation claims for the 2007 accident year. Favorable loss reserve development on prior accident years for the three months ended June 30, 2007 was $1.7 million, primarily in the general liability and commercial auto lines. Partially offsetting this favorable loss reserve development was $1.6 million in unfavorable development primarily within the workers compensation lines due to the reserve discount.

For the six months ended June 30, 2008 losses and loss adjustment expenses include the storm activity noted above, approximately $1.5 million of additional losses for current accident due to higher than expected severity within the public entity products, and approximately $1.4 million of adverse development on prior year loss reserves. The $1.4 million of net adverse development includes $2.4 million of adverse development within the workers compensation business that was partially offset by favorable development within the public entity business. Losses and loss adjustment expenses for the six months ended June 30, 2007 included $3.2 million in favorable loss reserve development, primarily within the general liability, commercial auto and property lines. Partially offsetting the favorable loss reserve development recognized in 2007 was unfavorable development on prior accident years of $1.7 million primarily attributable to the workers compensation programs. Loss reserves for the Commercial Specialty segment were $524.0 million and $453.1 million as of June 30, 2008 and 2007, respectively.

The expense ratios for the three and six months ended June 30, 2008 were 27.4% and 27.7%, respectively, compared to 27.6% and 27.9% for the same periods in 2007.

The increase in investment income for the three and six months ended June 30, 2008, as compared to the same period in 2007, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $703.3 million as of June 30, 2008, compared to $586.4 million as of June 30, 2007.

Fee income, which consists of commissions earned by the Company’s managing general underwriters for brokerage business placed outside the Company, was $0.7 million for both the three and six months ended June 30, 2008. Other expenses, which represent the expenses associated with the generation of fee income, were $1.2 million for both the three and six months ended June 30, 2008.

Reinsurance. The Reinsurance segment includes the results of operation for Argo Re, in addition to various international reinsurance programs for which the Company assumes premiums. The following table summarizes the results of operations for the Reinsurance segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$44.0	$5.3	$94.3	$12.1

Earned premiums	$16.1	$4.5	$28.5	$7.6
Losses and loss adjustment expenses	4.7	2.5	9.9	4.3
Underwriting, insurance and acquisition expenses	4.4	1.0	8.3	1.6

Underwriting income	7.0	1.0	10.3	1.7
Net investment income	2.7	—	5.2	—

Income before taxes	$9.7	$1.0	$15.5	$1.7

Loss ratio	29.2%	55.7%	34.6%	57.5%
Expense ratio	27.3%	22.2%	29.0%	19.2%

Combined ratio	56.5%	77.9%	63.6%	76.7%

The increase in gross written and earned premiums was primarily the result of business written by Argo Re, which began operations in the third quarter of 2007. For the three months ended June 30, 2008, Argo Re recorded earned premiums of $11.2 million on gross written premiums of $32.9 million. For the six months ended June 30, 2008, Argo Re recorded earned premiums of $18.7 million on gross written premiums of $59.7 million. Included in the Reinsurance segment were earned premiums of $4.9 million and $9.8 million for the three and six months ended June 30, 2008, respectively, from various international reinsurance programs. Earned premiums from these programs were $4.5 million and $7.6 million for the three and six months ended June 30, 2007, respectively.

Losses and loss adjustment expenses for the three and six months ended June 30, 2008 resulted in a loss ratio of 29.2% and 34.6%, respectively, compared to 55.7% and 57.5% for the same periods in 2007. The decrease in the loss ratios was primarily attributable to Argo Re, with reported loss ratios of 19.5% and 25.5% for the three and six months ended June 30, 2008, respectively. Loss reserves for the Reinsurance segment were $21.3 million at June 30, 2008.

The expense ratios for the three and six months ended June 30, 2008 were 27.3% and 29.0%, respectively, compared to 22.2% and 19.2% for the same periods in 2007. The increase in the expense ratio was primarily attributable to Argo Re not yet attaining critical mass in terms of earned premiums relative to expenses.

Investment income for the three and six months ended June 30, 2008 were $2.7 million and $5.2 million, respectively, generated on invested assets of $206.4 million.

International Specialty. The International Specialty segment includes the results of operations of Heritage for the 30 days ended June 30, 2008. The following table summarizes the results of operations for the International Specialty segment:

(in millions)	Six Months Ended June 30, 2008
Gross written premiums	$74.3

Earned premiums	$31.3
Losses and loss adjustment expenses	16.7
Underwriting, insurance and acquisition expenses	11.0

Underwriting income	3.6
Net investment income	1.6
Fee income	1.3
Other expense	0.8

Income before taxes	$5.7

Loss ratio	53.4%
Expense ratio	35.2%

Combined ratio	88.6%

Earned premiums represent the portion of gross written premiums retained by the Company. Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Net investment income represents earnings on investments retained for the benefit of the Company. Fee income represents fees and profit commission derived from the management of underwriting syndicates at Lloyd’s. Other expense represents those costs incurred by the non-risk bearing activities of this segment.

Run-off Lines. The Company has discontinued underwriting certain lines of business and is managing the run-off of all related liabilities. Included are those lines of business previously reported in Argo Group US’s Risk Management segment. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights to that business in third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, that include asbestos and environmental liabilities as well as medical malpractice liabilities. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. There has been no change to the ultimate losses attributable to these claims during the three and six months ended June 30, 2008. The Company regularly monitors the activity of claims within the Run-off Lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis, usually completed in the third quarter of each year.

All business previously written by PXRE and its subsidiary PXRE Reinsurance Company (prior to its sale in March 2008) is included in the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Earned premiums	$(4.4)	$(2.6)	$(8.7)	$(1.8)
Losses and loss adjustment expenses	(6.1)	(1.8)	(7.2)	(0.2)
Underwriting, insurance and acquisition expenses	4.5	3.3	8.2	9.0

Underwriting loss	(2.8)	(4.1)	(9.7)	(10.6)
Net investment income	7.1	7.2	16.6	15.0
Other expenses	0.3	—	0.3	—

Income before taxes	$4.0	$3.1	$6.6	$4.4

Earned premiums for the three and six months ended June 30, 2008 and 2007 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies and other adjustments on policies previously written.

Included in losses and loss adjustment expenses for the three months ended June 30, 2008 was $6.1 million of net favorable loss reserve development on prior accident years. The favorable loss reserve development was the result of $4.1 million favorable loss reserve development on the legacy PXRE non-catastrophe reinsurance reserves, $3.6 million of favorable loss reserve development on general liability lines and $1.4 million of favorable loss reserve development on automobile lines. Partially offsetting this favorable loss reserve development was $2.3 million of unfavorable loss reserve development attributable to the reserve for unallocated loss adjustment expense and $0.7 million of loss reserve development related to the workers compensation reserve discount. Losses and loss adjustment expenses for the three months ended June 30, 2007 includes $2.5 million in favorable development on prior accident years primarily attributable to the commercial automobile and workers compensation lines. Partially offsetting this favorable development was $0.9 million of workers compensation reserve discount.

Losses and loss adjustment expenses for the six months ended June 30, 2008 includes $7.2 million of favorable loss reserve development primarily driven by $4.5 million in favorable loss reserve development for the non-catastrophe reinsurance lines, $4.5 million of favorable loss reserve development in general liability and automobile lines and $0.5 million of favorable loss reserve development on workers compensation reserves. Partially offsetting this favorable development was $2.3 million unfavorable loss reserve development in unallocated loss adjustment expenses. Losses and loss adjustment expenses for the six months ended June 30, 2007 includes $1.8 million in favorable development on prior accident years, primarily in the commercial auto and workers compensation lines, offset by $1.6 million of workers compensation loss reserve discount. Loss reserves for the Run-off Lines were as follows:

	June 30,
	2008		2007
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$157.2	$141.4	$167.1	$157.1
Incurred losses	0.2	0.2	(0.1)	—
Losses paid	7.9	7.2	18.9	17.4

Loss reserves - asbestos and environmental, end of period	149.5	134.4	148.1	139.7
Risk management	427.0	307.5	485.7	359.8
PXRE run-off reserves	142.4	142.2	—	—
Other run-off lines	19.7	19.0	22.3	13.4

Total reserves - Run-off Lines	$738.6	$603.1	$656.1	$512.9

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

Underwriting, insurance and acquisition expenses for the three months ended June 30, 2008 increased $1.1 million, primarily due to the inclusion of $2.4 million in expenses for the legacy PXRE Run-off Lines. The decrease in underwriting expenses for the six months ended June 30, 2008 was primarily attributable to the reduction of variable expenses resulting from reduced administrative expenses, partially offset by the inclusion of underwriting expenses for the results of operations of the legacy PXRE Run-off Lines.

Investment income declined from $7.2 million for the three months ended June 30, 2007 to $7.1 million for the same period in 2008. The increase in investment income for the six months ended June 30, 2008 as compared to the same period ended 2007 was primarily the result of an increase in invested assets due to the acquisition of assets in the Merger.

Included in other expenses for each of the three and six months ended June 30, 2008 was $0.3 million resulting from the net change in fair value on a derivative reinsurance contract.

Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut domiciled reinsurance company. Argo Group US, the parent of PXRE Reinsurance Company, was paid a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008 and the sales price was $57.7 million.

Reinsurance

A&W II Contract

The Company purchases catastrophe retrocessional coverage for the Reinsurance segment primarily to reduce its exposure to severe losses related to any one event or catastrophe. Prior to the Merger, PXRE entered into an agreement that provided collateralized catastrophe protection with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company that was funded through a catastrophe bond transaction. This coverage provided the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeds the attachment point, the Company will receive a recovery under the agreement. The recovery is based on modeled losses and is not limited to the Company’s ultimate net loss from the loss event. The coverage provides $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. In 2007, PXRE entered into an agreement for the period January 1, 2008 to December 31, 2008, through which it sold catastrophe protection to a third party mirroring this collateralized facility. In the event that A&W II is unable to meet its contractual obligations, the Company would remain liable for the underlying covered claims.

The Company records these derivative contracts at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the fair value on or after August 7, 2007 reflected in “Interest expense and other” in the Consolidated Statements of Income. Included in “Interest expense and other” for the three and six months ended June 30, 2008 was a $0.2 million and $0.3 million expense, respectively, relating to these contracts. As there is no quoted market value available for these derivatives, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amounts recognized could be materially different from the actual recoveries received or paid under these contracts.

A&W II, the counterparty to the catastrophe bond transaction, is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of this entity and is, therefore, not required to consolidate A&W II in its interim consolidated financial statements.

Property Catastrophe Protection

During the quarter, the Company renewed the Argo Group US Property Catastrophe Cover (the “Cover”), which provides protection up to a limit of $150 million. The Cover attaches at $7.5 million for events equal to or less than $20 billion as defined by the Insurance Services Office’s Property Claim Service (“PCS”). For PCS defined events greater than $20 billion, the cover attaches at $15 million. The Company is provided with one reinstatement for all layers of the cover, with the exception of the $7.5 million in excess of $7.5 million layer, which provides two reinstatements.

The Company purchases retrocessional covers to protect Argo Re from its exposure to significant property catastrophe events. Argo Re’s main program provides the Company with $25 million in occurrence protection above an attachment point that varies between $50 million to $70 million, dependent on territory. Territories covered under the program include the United States, Europe, Japan and Australia. One reinstatement is provided and the aggregate limit for the treaty is $50 million.

In addition, the Company purchases protection for Argo Re that provides cover of $5 million above an attachment point of $65 million for United States exposures. This cover does not provide for reinstatement. The Company also purchases an additional $10 million of protection for United States exposures above an attachment point of $95 million. The aggregate limit for this protection is $12.3 million, with one reinstatement provided for 23% of the limit.

Heritage purchases property catastrophe reinsurance coverage which provides cover of $115 million excess of a $65 million attachment point per event. Coverage is provided as follows:

•	Coverage of $80 million excess the $65 million attachment point provides worldwide exposure protection. Coverage provides for one reinstatement;

•	Coverage of $15 million excess of $145 million provides cover for Heritage’s United States, Canada, Mexico and Caribbean exposures. Coverage provides for one reinstatement;

•	Coverage of $15 million excess of $160 million provides cover for Heritage’s United States, Canada, Mexico and Caribbean exposures. No reinstatement is provided for this limit;

•	Coverage of $5 million in excess of $175 million provides worldwide cover, excluding European and Japanese exposure. Coverage provides for one reinstatement.

Additionally, Heritage purchases second and third event property catastrophe protection of $25 million excess of a $40 million attachment point per occurrence. This cover provides protection for Heritage’s exposures to significant property catastrophe events worldwide.

Heritage purchased a Loss Franchise cover which provides $20 million of property coverage for a single occurrence that exceeds $165 million gross loss to Heritage’s United States, Caribbean, Canadian and Mexican exposures. This cover provides no reinstatements.

Heritage purchased Industry Loss Warranties (“ILW”), which provide a total of $25 million of protection for United States earthquake events that are equal to or exceed industry losses thresholds as defined by PCS. The ILW’s provide for no reinstatements. Cover is provided as follows:

•	$10 million of protection for PCS earthquake events equal to or greater than $25 billion;

•	$10 million of protection for PCS earthquake events equal to or greater than $40 billion;

•	$5 million of protection for PCS earthquake events equal to or greater than $50 billion.

Subsequent to June 30, 2008 the Company purchased additional reinsurance for significant property catastrophe events.

The Company purchased two group covers which each benefit the Company in the event that losses are incurred that exceed the current property catastrophe program limits of Argo Group US or Heritage. The property catastrophe program limit for Argo Group US is $150 million and for Heritage, the program limit is $180 million. The first and second covers provide a total of $25 million and $10 million, respectively, of protection excess of the limits discussed above. The first cover also provides third event cover of $25 million for all United States catastrophe events equal to or greater than $10 billion. These covers provide no reinstatements.

The Company purchased two ILW’s where each ILW provides the Company with $15 million of coverage, for a total of $30 million of protection for qualifying events. Qualifying events include U.S. property catastrophe events with industry losses equal to or greater than $30 billion as defined by PCS. No reinstatements are provided under these programs.

The Company also purchased, for Argo Re only, $25 million of per occurrence protection for French and incidental European exposures. Coverage is for six months effective July 1, and coverage provides one reinstatement resulting in $50 million aggregate protection.

Pension Plans

Effective November 2003, Argonaut Group curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. As a result, for the three and six months ended June 30, 2008, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plans will be required during the current year. Management is currently evaluating formal termination of the pension plans. Termination of Argonaut Group’s pension plans may result in additional expense being incurred by the Company.

Related Party Transaction

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc., the majority of which is owned by Fayez Sarofim, a director of the Company. As of June 30, 2008, Fayez Sarofim & Co. managed investments totaling $261.3 million, at fair value, for the Company’s insurance subsidiaries. Argo Group US paid Fayez Sarofim & Co. approximately $0.3 million for services provided for the six months ended June 30, 2008. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments, reinsurance costs and operating expenses.

The decrease in cash flows from operating activities in 2008 as compared to the comparable period in 2007 was primarily attributable to: (a) increased claims payments and reinsurance costs related to the Run-off Lines segment associated with the PXRE business and (b) increased interest expense due to indebtedness assumed through acquisitions.

The Company has access to various sources of liquidity including holding company investments and cash, capacity under its revolving credit facility and access to the debt and equity capital markets. In July 2007, Argonaut Group borrowed $58.0 million of the $75.0 million revolving credit facility to fund a special dividend payment to its shareholders (see Note 14, “Other Indebtedness” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 – Consolidated Financial Statements for related disclosures). The Company repaid the $58.0 million in May 2008. In June 2008, the Company drew $10.0 million under the revolving credit facility to fund operating expenses. As of June 30, 2008, $10.0 million remained outstanding. Argo Group US will continue to use this revolving credit facility for working capital purposes and will manage its borrowings accordingly. In July 2008, the Company drew an additional $15.0 million under the revolving credit facility. Currently, the Company’s availability on the credit facility is $50.0 million. Management believes that the Company has sufficient liquidity to meet its needs. Included in the Credit Agreement is a provision that allows up to $10.0 million of the revolver to be used for letters of credit (“LOC”), subject to availability under the line.

The Company has four additional LOC facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $110.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The second and third are a pair of $100.0 million committed facilities under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The fourth is an uncommitted that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the fourth facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of June 30, 2008, the Company has pledged assets with a fair value of $122.9 million to support outstanding letters of credit.

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

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At June 30, 2008, 96.3% ($2.9 billion at fair value) of the Company’s portfolio was rated A or better, with 63.5% ($1.9 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$196.3	$—	$—	$—	$196.3
U.S. Government agencies	218.9	5.9	—	—	224.8
Obligations of states and political subdivisions	239.1	437.5	49.4	24.3	750.3
Corporate securities	50.5	119.4	348.3	73.4	591.6
Structured securities:
CMO/MBS-agency	759.2	—	0.2	—	759.4
CMO/MBS-non agency	72.2	—	—	—	72.2
CMBS	191.3	1.6	—	—	192.9
ABS-residential	17.4	8.4	—	3.9	29.7
ABS-non residential	67.2	2.4	—	1.6	71.2
Foreign	87.3	1.7	7.6	6.5	103.1
Redeemable preferred stock	—	—	—	1.2	1.2

	$1,899.4	$576.9	$405.5	$110.9	$2,992.7

Subprime Exposure: The Company’s investment portfolio includes $37.9 million par value of mortgage-backed securities collateralized by subprime residential loans at June 30, 2008. The amortized cost of these mortgage securities was $32.5 million and the fair value was $33.8 million, representing less than 1% of the Company’s consolidated investment portfolio. Of these mortgage securities, 55.2% ($18.7 million at fair value) were rated AAA, 24.9% ($8.4 million at fair value) were rated AA and 19.9% ($6.7 million at fair value) were rated A or lower. Securities with a fair value of $7.6 million at June 30, 2008 have been placed on watch by S&P and Moody’s subsequent to quarter-end, but still remain investment-grade. Subprime residential mortgage securities issued in 2006 have experienced higher delinquency and foreclosure rates than originally expected, with the worst performance by variable rate mortgage loans. The Company’s investment portfolio includes subprime mortgage-backed securities issued over several years from 2001 through 2006. Over 99% of the underlying mortgage loans supporting the Company’s sub prime securities have fixed interest rates, with less than 1% comprised of floating rate loans. Securities issued in 2006 comprise less than 0.1% ($5.0 million at fair value) of the consolidated investment portfolio and are all rated AAA. The Company’s exposure to unrealized losses on securities with sub prime exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company manages and mitigates subprime risk exposure through monitoring and analysis of available collateral performance data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of subprime assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has never purchased collateralized debt obligations or mortgage derivatives.

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At June 30, 2008, the total fair value of these securities was $482.1 million, or 12.3% of the consolidated investment portfolio. Of these securities, 24.9% ($120.1 million at fair value) have an underlying issuer rating of AAA, 49.8% ($240.1 million at fair value) have an underlying issuer rating of AA, and 19.5% ($93.9 million at fair value) have an underlying rating of A. The remaining 5.8% ($28.0 at fair value) have an underlying rating of less than A or have issuers who have not been assigned a rating by any agency. The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor.

The Company’s portfolio of investments in fixed income and short-term securities may be adversely affected by changes in interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and force reinvestment of funds at lower interest rates, resulting in lower investment income. Exposure to interest rate risk is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds or in securities that are guaranteed by the United States Federal Government. Less than 1% of the fixed income portfolio is invested in bonds rated lower than BBB- at June 30, 2008.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheet at fair value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed through application of the investment policy, as approved by the investment committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. At June 30, 2008, the fair value of the common stock portfolio was $309.5 million.

No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 2.2% of shareholders’ equity as of June 30, 2008.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. In general, the process for identifying other-than-temporary impairment declines in fair value involves the consideration of several factors, including but not limited to the length of time in which there has been a significant decline in value, the liquidity, business prospects and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and management’s intent and ability to hold the investment until the fair value is recovered. If consideration of these factors yields a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and a realized loss is recognized. As of June 30, 2008, the Company had gross unrealized losses of $36.6 million that were in an unrealized loss position for less than one year and $14.2 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $12.2 million of the unrealized losses greater than one year, which were due to increased benchmark interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of June 30, 2008 are temporary.

For the three-month and six-month period ended June 30, 2008, the Company recorded other-than-temporary impairments of $2.3 million and $8.9 million, respectively. For the three-month and six-month period ended June 30, 2007, Argonaut Group recorded other-than-temporary impairments of $0.1 million and $0.4 million, respectively.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the services of four professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transaction” discussion on page 39).

Foreign Currency Risk

Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Accounts under the insurance policies may settle in currencies including U.S. Dollars, Euros, British Pounds, Canadian Dollars, Swiss Francs, Danish Krone, and Japanese Yen. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the three month and six month periods ended June 30, 2008, the Company recorded unrealized losses of $0.3 million and an immaterial amount, respectively, on foreign currency translation.

Indebtedness

The Company has $394.3 million of par value indebtedness outstanding at June 30, 2008. Approximately $244.8 million of this debt is subject to variable interest rates during 2008. Thus, interest expense on this debt is directly correlated to market interest rates, primarily changes in the 3-month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the June 30, 2008 outstanding floating par value of $213.9 million, a 100 basis point change in market interest rates would change annual interest expense by $2.1 million per annum.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the six months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

PXRE Group Ltd. and certain of its former officers are parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on September 17, 2008.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information previously disclosed in the Company’s Annual Report on Form 10-K.

Risks Related to Heritage Acquisition

We recently acquired Heritage Underwriting Agency and there can be no assurance that we will fully realize the expected benefits of the Heritage acquisition. Additionally, as a result of this acquisition we are subject to the actions of various U.K. regulatory bodies and our mandatory compliance with future regulations may have an adverse effect on our business and/or operations.

In order to realize the benefits of the Heritage acquisition, our and Heritage’s management will be required to devote considerable effort to projects such as upgrading and integrating financial, actuarial, underwriting, and other systems and preparing financial reports on a timely basis. No assurances can be given as to the impact these efforts may have on our operations. In addition, no assurances can be given as to whether Lloyd’s will approve the Heritage business plan for 2009 and subsequent years, which could impact the amount of business we can write nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Heritage in 2008 and prior underwriting years. The Company has recorded intangible assets related to the acquisition of Heritage based on assumptions of anticipated benefits. These intangible assets may become impaired if anticipated benefits are not achieved, resulting in a corresponding impact on our income.

Further, we depend on our ability to attract and retain experienced underwriting talent and other skilled employees and key executives who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

U.K. Financial Services Authority (“FSA”) Regulations

Heritage’s operations are regulated by the FSA and franchised by Lloyd’s of London. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Heritage) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with Heritage’s business strategy or financial assumptions, possibly resulting in an adverse effect on Heritage’s financial condition and operating results.

Lloyd’s of London Regulations and Requirements

Heritage’s operations are franchised by Lloyd’s of London The Lloyd’s Franchise Board requires annual approval of Heritage’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If material changes in the business plans of Heritage were required by Lloyds, or if charges and assessments payable by Heritage to Lloyds were to increase significantly, these events could have an adverse effect on the operations and financial results of Heritage.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, Standard & Poor’s, Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels. Heritage would be adversely affected if Lloyd’s current ratings were downgraded.

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse affect on Lloyd’s and its member companies, including Heritage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information with respect to shares of the Company’s common stock that was repurchased or surrendered during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2008	63,666	$34.40	58,206	$147,998,285
May 1 through May 31, 2008	88,329	35.79	87,793	144,856,935
June 1 through June 30, 2008	—	—	—	—

Total	151,995	$35.21	145,999	144,856,935

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150 million of Argo Group’s common stock. The Company began repurchasing shares on April 22, 2008, and as of June 30, 2008 had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended June 30, 2008, the Company received 5,996 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 11, 2008	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 11, 2008	By:	/s/ Jay S. Bullock
Jay S. Bullock
Chief Financial Officer