Form 10-Q
period 2008-09-30
Argo Group International Holdings, Ltd.
filed 2008-11-10
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of November 7, 2008.

Title	Outstanding
Common Shares, par value $1.00 per share	30,766,623

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2008 - $2,986.8; 2007 - $2,603.1)	$2,938.2	$2,616.0
Trading (cost: 2008 - $2.0; 2007 - $0)	2.0	—
Equity securities, at fair value (cost: 2008 - $253.4; 2007 - $200.3)	305.2	302.8
Other investments	75.4	15.2
Short-term investments, at fair value (cost: 2008 - $698.7; 2007 - $648.8)	688.8	648.8

Total investments	4,009.6	3,582.8

Cash	50.6	15.0
Accrued investment income	26.4	24.9
Premiums receivable	401.9	223.7
Reinsurance recoverables	1,067.8	610.1
Goodwill and other intangible assets	244.8	106.3
Current income taxes receivable, net	3.8	—
Deferred tax asset, net	62.2	30.3
Deferred acquisition costs, net	207.8	92.0
Ceded unearned premiums	255.5	114.5
Other assets	139.7	67.3
Assets held for sale	—	256.6

Total assets	$6,470.1	$5,123.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$2,987.4	$2,425.5
Unearned premiums	923.4	506.8
Accrued underwriting expenses	113.5	79.3
Ceded reinsurance payable and funds held	589.9	92.1
Other indebtedness	143.5	58.0
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	—	5.1
Other liabilities	51.4	60.0
Liabilities held for sale	—	200.8

Total liabilities	5,120.5	3,739.0

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 30,750,711 and 30,663,037 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	30.7	30.7
Additional paid-in capital	691.8	685.9
Treasury shares (145,999 and 0 shares repurchased at September 30, 2008 and December 31, 2007, respectively)	(5.1)	—
Retained earnings	643.4	592.3
Accumulated other comprehensive income (loss), net of taxes	(11.2)	75.6

Total shareholders’ equity	1,349.6	1,384.5

Total liabilities and shareholders’ equity	$6,470.1	$5,123.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Premiums and other revenue:
Earned premiums	$322.8	$220.7	$803.4	$636.2
Net investment income	38.8	37.3	113.4	93.8
Fee income	8.2	—	10.2	—
Realized investment and other gains (losses), net	(18.4)	0.7	(18.3)	4.6

Total revenue	351.4	258.7	908.7	734.6

Expenses:
Losses and loss adjustment expenses	228.4	156.4	524.7	399.6
Underwriting, acquisition and insurance expense	114.2	84.1	287.8	242.4
Interest expense and other	15.2	6.2	31.7	12.8

Total expenses	357.8	246.7	844.2	654.8

Income (loss) before income taxes and extraordinary item	(6.4)	12.0	64.5	79.8
Provision for income taxes	2.4	5.1	13.4	26.8

Income (loss) before extraordinary item	(8.8)	6.9	51.1	53.0
Extraordinary item	—	67.3	—	67.3

Net income (loss)	$(8.8)	$74.2	$51.1	$120.3

Net income (loss) per common share - basic:
Income (loss) before extraordinary item	$(0.29)	$0.25	$1.67	$2.25
Extraordinary item	—	2.46	—	2.85

Net income (loss)	$(0.29)	$2.71	$1.67	$5.10

Net income (loss) per common share - diluted:
Income (loss) before extraordinary item	$(0.29)	$0.25	$1.66	$2.20
Extraordinary item	—	2.45	—	2.80

Net income (loss)	$(0.29)	$2.70	$1.66	$5.00

Dividend declared per common share:	$—	$—	$—	$1.65

Weighted average common shares:
Basic	30,590,135	27,337,226	30,623,924	23,584,702

Diluted	30,590,135	27,529,344	30,780,703	24,058,085

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(8.8)	$74.2	$51.1	$120.3

Other comprehensive income (loss):
Defined benefit pension plan:
Net gain arising during the period	—	—	—	1.0
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(72.8)	39.8	(134.1)	33.1
Less reclassification adjustment for (gains) losses included in net income (loss)	18.4	(0.7)	20.7	(4.6)
Foreign currency translation loss-Funds at Lloyd’s	(10.0)	—	(10.0)	—

Other comprehensive income (loss) before tax	(64.4)	39.1	(123.4)	29.5
Income tax provision (benefit) related to other comprehensive income (loss)	(18.7)	12.9	(36.6)	9.5

Other comprehensive income (loss), net of tax	(45.7)	26.2	(86.8)	20.0

Comprehensive income (loss)	$(54.5)	$100.4	$(35.7)	$140.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$51.1	$120.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	9.9	6.8
Share-based payments expense	5.8	17.7
Excess tax expense (benefit) from share-based payment arrangements	0.2	(3.6)
Deferred federal income tax (benefit) expense	(7.8)	2.1
Realized losses (gains) on investments	20.7	(4.6)
Extraordinary gain due to merger	—	(67.3)
Change in:
Accrued investment income	1.7	(1.8)
Receivables	(198.8)	(69.6)
Deferred acquisition costs	(34.2)	(4.0)
Ceded unearned premiums	6.4	(6.7)
Reserves for losses and loss adjustment expenses	115.1	144.3
Unearned premiums	66.5	12.7
Ceded reinsurance payable and funds held	137.5	(4.4)
Income taxes payable	(11.0)	(6.9)
Accrued underwriting expenses	(11.0)	7.7
Sales of trading investments	13.5	—
Maturities of trading investments	4.1	3.5
Purchases of trading investments	(11.8)	—
Deposit liabilities paid	—	(0.9)
Other assets and liabilities, net	(36.6)	(3.7)

Cash provided by operating activities	121.3	141.6

Cash flows from investing activities:
Sales of fixed maturity investments	348.4	134.6
Maturities and mandatory calls of fixed maturity investments	222.8	383.2
Sales of equity securities	37.3	20.6
Sales of other investments	1.4	0.4
Purchases of fixed maturity investments	(633.6)	(691.4)
Purchases of equity securities	(51.4)	(39.3)
Change in short-term investments	207.0	56.5
Purchases of fixed assets	(7.5)	(4.5)
Acquisitions, net of cash acquired	(288.1)	10.7
Sale of investment in subsidiary - continuing operations	57.7	—
Other, net	7.5	3.8

Cash used by investing activities	(98.5)	(125.4)

Cash flows from financing activities:
Borrowing under revolving credit facility, net	17.0	58.0
Stock options exercised, employee stock purchase plan issuance, and retirement of common shares (tax payments on non-vested stock)	1.1	11.1
Repurchase of Company’s common shares	(5.1)	—
Excess tax (expense) benefit from share-based payment arrangements	(0.2)	3.6
Payment of cash dividend to common shareholders	—	(57.1)
Payment of cash dividend to preferred shareholders	—	(0.1)

Cash provided by financing activities	12.8	15.5

Change in cash	35.6	31.7
Cash, beginning of period	15.0	43.8

Cash, end of period	$50.6	$75.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Argonaut Group, Inc. (“Argonaut Group”) became a wholly-owned subsidiary of PXRE Group Ltd. (“PXRE”) on August 7, 2007 (the “Merger”). Upon the closing of the Merger, PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”). Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. As a result of the reverse acquisition treatment, the interim financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007, reflect the consolidated results of Argo Group beginning on August 7, 2007, the closing date of the Merger. The interim information as of September 30, 2008 and for the three and nine months ended September 30, 2008, are of the combined entity. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split that occurred in connection with and immediately following the completion of the Merger.

On May 14, 2008, Argo Group, through its wholly-owned subsidiary, Argo Acquisition Limited, acquired Heritage Underwriting Agency plc (“Heritage”). Heritage, a specialist insurer based in London, is focused on underwriting worldwide property and non-U.S. liability risks. For accounting purposes, the acquisition date is May 31, 2008. Included in the Company’s consolidated results of operations, comprehensive income, and cash flows for the nine months ended September 30, 2008, is four months of activity specifically attributable to Heritage. The functional currency of Heritage is the U.S. Dollar.

See Note 3, “Business Acquisitions,” for additional discussion of the Merger, the acquisition of Heritage and an unaudited pro forma presentation of financial results for the combined company.

The Company classifies its operations into four ongoing segments: Excess and Surplus Lines, Commercial Specialty (formerly known as Select Markets), Reinsurance (formerly International Specialty) and International Specialty (now exclusive to the operating results of Heritage). See Note 11, “Business Segments,” for additional information on the operating results of the Company’s segments.

Effective December 31, 2007, Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity. Upon the merger, PXRE Corporation changed its name to Argonaut Group, Inc. Effective April 7, 2008, Argonaut Group was renamed Argo Group US, Inc. (“Argo Group US”). References in the notes to Argonaut Group pertain to the period prior to this merger. Argo Group US is a subsidiary of Argo Financial Holding (Ireland) Limited (formerly named PXRE Holding (Ireland) Limited), which is directly owned by Argo Reinsurance Ltd. (“Argo Re”), formerly named Peleus Reinsurance Ltd. Argo Re is directly owned by Argo Group.

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

The interim financial information as of September 30, 2008 and 2007 and for the three and nine months ended September 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”). Effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited, SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (e) sufficient disclosures are made that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company currently does not have any noncontrolling interests that will be impacted by SFAS No. 160.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP FAS 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material effect on the Company’s financial position or results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS No. 162 to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. The Company does not anticipate that the adoption of SFAS No. 162 will have a material effect on the Company’s financial position or results of operations and financial condition.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” The position taken by the FASB under FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Currently, the Company does not have any unvested awards that contain non-forfeitable rights to dividends or dividend equivalents. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material effect on the Company’s financial position or results of operations and financial condition.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP FAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 encourages earlier adoption to facilitate comparisons at initial adoption. In periods after initial adoption, FAS 133-1 and FIN 45-4 requires comparative disclosures only for periods ending subsequent to initial adoption. The Company does not anticipate that the adoption of FSP FAS 133-1 and FIN 45-4 will have a material effect on the Company’s financial position or results of operations and financial condition.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in a market that is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate (FASB SFAS No. 154, “Accounting Changes and Error Corrections”). The disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position or results of operations and financial condition.

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

Under the terms of the acquisition, Argo Group agreed to pay 154 pence in cash per share on an ex-dividend basis to each Heritage shareholder of record on March 28, 2008. This price valued the entire issued and to be issued ordinary share capital of Heritage at approximately £136 million (on an ex-dividend basis) and approximately £141 million (on a cum dividend basis), assuming the exercise of all outstanding options and the Heritage warrants. As of May 14, 2008, Argo Group had received valid acceptances in respect of 62,960,189 Heritage shares and had acquired 7,691,703 Heritage shares, which together represented, in aggregate, approximately 90 percent of the existing issued ordinary share capital of Heritage. Subsequent to June 30, 2008, funds were deposited with the stock transfer agent to complete the purchase of the approximate 10 percent remaining shares. During the third quarter of 2008, the remaining shares were purchased by the Company.

The acquisition of Heritage was accounted for using the purchase method of accounting under SFAS No. 141. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed from Heritage based on their fair values as of May 31, 2008. The functional currency of Heritage is the U.S. Dollar. Included in the Company’s consolidated results of operations, comprehensive income, and cash flows for the nine months ended September 30, 2008, is four months of activity specifically attributable to Heritage.

The purchase price totaled approximately $277.3 million, including transaction costs of approximately $7.2 million. The purchase price has been allocated as follows on an estimate of the fair value of assets acquired and liabilities assumed as of May 31, 2008.

(in millions)
Net book value of net assets acquired prior to fair value adjustments (1)	$165.9
Adjustments for fair value:
Write-off fixed assets and intangible assets (2)	(0.4)
Reduction related to unamortized debt issuance costs (3)	(1.6)
Other adjustments	1.1

Fair value of net assets acquired	165.0
Purchase price	277.3

Excess purchase price	$112.3

(1)	Represents net book value of Heritage.

(2)	Represents write-off of intangible and fixed assets acquired.

(3)	Represents write-off of unamortized debt issuance costs.

A summary of the acquired intangible assets is shown below:

(in millions)	Intangible Asset (Fair Value)	Estimated Useful Life	Amortization Method
Lloyd’s Syndicate Capacity	$79.3	Indefinite	N/A
Distribution Network	33.0	10 years	Straight Line

	$112.3

As of September 30, 2008, the amortization expense associated with the Distribution Network was $1.0 million.

The foregoing allocation of the purchase price is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. The final allocation of the purchase price will be determined after completion of a thorough analysis to determine fair values of Heritage’s tangible and intangible assets and liabilities. Accordingly, the allocation may change as additional information becomes available and the impact of the changes may be material. Management anticipates completing the allocation in the fourth quarter of 2008.

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

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company:

	For the Nine Months Ended September 30		For the Three Months Ended September 30, 2007
(in millions, except per share data)	2008	2007
Revenue	$1,047.4	$974.9	$343.2
Net income	$58.7	$54.8	$15.3
Net income per common share (1)
Basic	$1.92	$1.82	$0.50
Diluted	$1.91	$1.79	$0.50

(1)	All per share information has been restated to reflect the 1-for-10 reverse stock split effected on August 7, 2007.

Acquisitions of Massamont Insurance Agency, Inc. and Insight Insurance Services, Inc.

On March 1, 2008, Argo Group US acquired Massamont Insurance Agency, Inc. (“Massamont”) in a cash transaction, which expanded Argo Group’s public entity presence in the New England market place. Additionally, on September 8, 2008, Argo Group US acquired Insight Insurance Services, Inc. (“Insight”), a specialist in professional liability insurance for accounting professionals, architects, engineers and insurance agents. Accordingly, goodwill and other intangible assets increased by approximately $29.0 million. The other intangible assets are being amortized over a five year period, and as of September 30, 2008, the Company had amortized $1.6 million. The allocation between goodwill and other intangibles assets is preliminary and will be finalized during the fourth quarter of 2008. Additional cash purchase consideration will be due if Massamont and Insight achieve certain performance goals.

4.	Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut-domiciled reinsurance company. Argo Group US (formerly PXRE Corporation of Delaware), the parent of PXRE Reinsurance Company, was paid a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008. The sales price was $57.7 million. As a result of the sale, the Company recognized a gain on sale of $2.3 million during the first quarter of 2008 (included in realized investment and other gains, net, for the nine months ended September 30, 2008), primarily attributable to the increase in the value of the fixed maturity portfolio.

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

5.	Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2008 is presented below:

2008	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$34.6	$0.1	$—	$—	$34.6	$0.1
U.S. Government agencies	32.4	0.3	—	—	32.4	0.3
Obligations of states and political subdivisions	408.4	11.4	9.7	0.6	418.1	12.0
Corporate securities	319.4	13.8	50.1	12.4	369.5	26.2
Structured securities:
CMO/MBS-agency	237.1	3.2	91.9	2.8	329.0	6.0
CMO/MBS-non agency	40.0	4.0	25.1	3.7	65.1	7.7
CMBS	140.8	9.0	41.9	2.6	182.7	11.6
ABS-residential	5.8	0.1	8.6	0.9	14.4	1.0
ABS-non residential	71.9	2.5	4.1	0.9	76.0	3.4
Foreign	36.0	0.2	4.1	0.2	40.1	0.4

Total fixed maturities	1,326.4	44.6	235.5	24.1	1,561.9	68.7

Equity securities
Banks, trusts and insurance companies	38.6	4.3	—	—	38.6	4.3
Industrial, miscellaneous and all other	66.9	12.5	—	—	66.9	12.5

Total equity securities	105.5	16.8	—	—	105.5	16.8
Other long term invested assets	15.0	0.4	—	—	15.0	0.4
Short term investments	139.6	10.0	—	—	139.6	10.0

Total	$1,586.5	$71.8	$235.5	$24.1	$1,822.0	$95.9

The Company holds a total of 3,291 securities, of which 1,509 were in an unrealized loss position for less than one year and 206 were in an unrealized loss position for a period one year or greater as of September 30, 2008. None of the equity unrealized losses have been in an unrealized loss position of 20% or more for more than one year. For investments in obligations of states and political subdivisions and foreign securities with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing credit spreads and higher market yields on many fixed income securities. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

The Company did not have any unrealized losses greater than 12 months at September 30, 2008 in investments in United States Treasury securities or direct obligations of United States Government agencies.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to higher market yields relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. All corporate securities in an unrealized loss position that were not deemed to be other-than-temporarily impaired were investment grade as of September 30, 2008. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008. In accordance with its policy, the Company incurred $20.1 million of other-than-temporary impairment losses for the quarter primarily due to the fixed maturities being below investment grade and the effects of the current equities market.

The Company’s portfolio of structured securities consists of investments in securities issued and/or guaranteed by agencies of the United States Government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by higher market yields, macroeconomic conditions affecting changes in market liquidity and increases in credit spreads. All structured securities issued by corporate entities, though not guaranteed, in an unrealized loss position were investment grade as of September 30, 2008. As the decline in fair value is attributable to changes in interest rates and market liquidity, and since the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

The Company incurred an unrealized loss of $10.0 million related to foreign exchange on its short term investment portfolio at September 30, 2008.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and the Company’s intent and ability to hold the investment until the fair value is recovered. For equity securities, the length of time in which there has been a significant decline in value is the primary factor for determining if an unrealized loss on a security is other-than-temporary. If consideration of the factors above yield a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. During the nine months ended September 30, 2008 and 2007, realized investment and other gains of $10.7 million and $5.9 million, respectively, were reduced by write downs of approximately $29.0 million and $1.3 million, respectively, due to the recognition of other-than-temporary impairments on certain fixed income and equity securities.

Under the terms of certain reinsurance agreements, irrevocable letters of credit in the amount of $91.4 million were issued at September 30, 2008, in respect of reported loss and loss expense reserves. Cash and investments with a fair value of $113.4 million have been pledged as collateral with issuing banks. In addition, securities with a fair value of $267.6 million were on deposit with various state insurance departments at September 30, 2008 in order to comply with insurance laws. Included in short-term investments are investments with a fair value of $155.1 million which are held on deposit at Lloyd’s of London (“Lloyd’s”).

Included in cash at September 30, 2008 and September 30, 2007 are receivables for securities sold but proceeds not yet received of $45.6 million and $1.0 million, respectively.

6.	Earnings Per Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the three and nine months ended September 30, 2008 and 2007 (all balances have been adjusted to reflect the effects of the 6.484 exchange ratio and the 1-for-10 reverse stock split resulting from the Merger):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share data)	2008	2007	2008	2007
Income (loss) before extraordinary item	$(8.8)	$6.9	$51.1	$53.0
Less preferred dividends	—	—	—	(0.1)

Income (loss) available to common shareholders	(8.8)	6.9	51.1	52.9
Extraordinary item	—	67.3	—	67.3

Income (loss) available to common shareholders	(8.8)	74.2	51.1	120.2
Effect of dilutive securities:
Preferred dividends	—	—	—	0.1

Income (loss) available to common shareholders after assumed conversion	$(8.8)	$74.2	$51.1	$120.3

Weighted average shares-basic	30,590,135	27,337,226	30,623,924	23,584,702
Effect of dilutive securities:
Weighted average preferred shares outstanding	—	—	—	141,080
Stock options and non-vested shares	—	192,118	156,779	332,303

Weighted average shares-diluted	30,590,135	27,529,344	30,780,703	24,058,085

Net income (loss) per common share - basic:
Income (loss) before extraordinary item	$(0.29)	$0.25	$1.67	$2.25
Extraordinary item	—	2.46	—	2.85

Net income (loss)	$(0.29)	$2.71	$1.67	$5.10

Net income (loss) per common share - diluted:
Income (loss) before extraordinary item	$(0.29)	$0.25	$1.66	$2.20
Extraordinary item	—	2.45	—	2.80

Net income (loss)	$(0.29)	$2.70	$1.66	$5.00

Due to the net loss incurred in the three months ended September 30, 2008, all the potentially dilutive securities were anti-dilutive, and therefore, omitted from the calculation. For the nine months ended September 30, 2008, options to purchase 864,845 shares of common stock were excluded from the computation of diluted earnings per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2016. For the three and nine months ended September 30, 2007, options to purchase 196,144 shares of common stock were excluded from the computation of diluted earnings per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2007 through 2017.

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

PXRE and certain of its former officers have entered into a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. Potential claims covered by the Tolling and Standstill Agreement would include those based on allegations similar in nature to those described above. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on December 4, 2008.

Although the Company has received no notice of any other potential lawsuits or other proceedings relating to the alleged facts and circumstances described above, it is possible that the Company could be the subject of additional litigation or regulatory inquiries regarding such matters in the future.

At this early stage, the Company is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the pending securities litigation or any other future proceedings regarding the alleged facts and circumstances described above, nor can the Company currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, the Company is unable to reasonably estimate the possible loss or range of loss that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time.

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

Argo Group does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to direct U.S. income taxation.

The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. The Company also has operations in the United Kingdom, Belgium, and Ireland, which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Current tax provision	$8.6	$1.9	$21.2	$24.7
Deferred tax (benefit) provision related to:
Future tax deductions	(5.9)	3.1	(4.1)	2.0
Valuation allowance change	(0.3)	0.1	(3.7)	0.1

Income tax provision	$2.4	$5.1	$13.4	$26.8

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Income tax provision at expected rate	$3.2	$5.3	$26.3	$29.0
Tax effect of:
Tax-exempt interest	(1.7)	(1.0)	(5.5)	(2.9)
Dividends received deduction	(0.2)	(0.3)	(1.1)	(1.0)
Valuation allowance change	(0.3)	0.1	(3.7)	0.1
Reduction of tax liability accounts	—	—	(2.6)	—
Reduction of tax reserve	—	—	(0.7)	—
Adjustment for annualized rate	1.0	—	0.3	—
Other permanent adjustments, net	0.4	0.3	0.4	0.8
State tax expense	—	0.7	—	0.8

Income tax provision	$2.4	$5.1	$13.4	$26.8

The consolidated provision for income taxes for the three and nine months ended September 30, 2008 was $2.4 million and $13.4 million, respectively, compared to $5.1 million and $26.8 million for the same periods in 2007. The consolidated provision for income taxes for the nine months ended September 30, 2008 was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company, a $0.7 million reduction for the reversal of a tax reserve related to the 2004 tax year, and a $0.3 million increase in tax expense related to the annualized effective tax rate on operating income in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At September 30, 2008, the Company had a total gross deferred tax asset of $109.4 million. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward generated from the sale of PXRE Reinsurance Company, and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $47.2 million is required. At September 30, 2008, the net deferred tax asset is $62.2 million. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

The reduction in the valuation allowance for the nine months ended September 30, 2008 was $3.7 million. During the period ended March 31, 2008, $3.2 million of this reduction was recognized. The $3.2 million reduction is attributable to a change in circumstances that resulted in a change in judgment about the realizability of the deferred tax asset. At December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable future taxable income against which it could utilize its net operating loss carryforward. With the merger of Argonaut Group and PXRE Corporation on December 31, 2007, the future taxable income of Argo Group US became available against which PXRE Corporation’s net operating loss carryforward can be utilized. However, under Internal Revenue Code Section 382, the maximum annual amount of taxable income that can be offset by the PXRE Corporation net operating loss is $2.8 million. Management believes that it is reasonable to look forward only to the following three years of projected taxable income in determining the realizability of this deferred tax asset.

9.	Share-Based Payments

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R) “Share-based Payment,” which was adopted January 1, 2006. Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in Argonaut Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as Argonaut Group suspended regular dividend payments in 2003 and PXRE has not made dividend payments on its common shares since November 2005. Argonaut Group paid a special dividend in July 2007; however, it was determined that the special dividend would not have an effect on the Black-Scholes fair values for options issued in the current period. The following table summarizes the assumptions used by Argo Group (for the post-merger period of 2008) and Argonaut Group (for the pre-Merger period of 2007) for the nine months ended September 30, 2008 and 2007:

	2008	2007
Risk-free rate of return	2.61% to 3.67%	4.46% to 5.07%
Expected dividend yields	0.00%	0.00%
Expected option life (years)	4.81 to 7.00	4.45 to 4.76
Expected volatility	24.8% to 35.0%	40.6% to 43.3%

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

A summary of option activity under the 2007 Plan as of September 30, 2008, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	65,150	$41.08
Granted	484,794	$36.30
Exercised	—	$0.00
Expired or forfeited	(29,388)	$31.48

Outstanding at September 30, 2008	520,556	$36.87

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for stock options was $0.5 million and $1.1 million for the three and nine months ended September 30, 2008, respectively. Compensation expense from all share-based payment awards is included in the “Underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income (Loss). Unamortized expense for these options was $5.8 million as of September 30, 2008.

A summary of restricted share units activity under the 2007 Plan as of September 30, 2008, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	7,143	$41.02
Granted	184,984	$38.02
Vested	(2,000)	$35.24
Expired or forfeited	(28,189)	$37.98

Outstanding at September 30, 2008	161,938	$38.19

The restricted share units will vest over three to four years. Expense recognized under this plan for the restricted share units was $0.4 million and $0.8 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, there was $5.4 million of total unrecognized compensation cost related to restricted share units granted by the Company.

Included in the total instruments granted during the nine months ended September 30, 2008 are 295,877 options and 39,914 restricted share units whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year from the date of grant) and forfeit all or a pro rata portion of the grant if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor, which is adjusted quarterly, for the grants.

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense under this plan for the three and nine months ended September 30, 2008 was not material.

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts were deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2008, respectively.

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

A summary of option activity under the Amended Plan as of September 30, 2008, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	997,475	$35.22
Granted	—	$0.00
Exercised	(28,766)	$27.87
Expired or forfeited	(57,466)	$47.21

Outstanding at September 30, 2008	911,243	$34.69

The compensation expense recorded for options outstanding was $0.5 million and $1.7 million for the three and nine months ended September 30, 2008, respectively, compared to $0.6 million and $4.5 million for the same periods in 2007. Included in compensation expense for the nine months ended September 30, 2007 was $1.3 million of expense related to the acceleration of the vesting of select options in conjunction with the Merger. For the nine months ended September 30, 2008, the Company received cash payments of $0.9 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of September 30, 2008, there was unamortized expense related to these options of $2.8 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	166,222	$48.43
Granted	—	$0.00
Vested	(56,315)	$48.19
Expired or forfeited	(12,647)	$47.81

Outstanding at September 30, 2008	97,260	$48.66

The compensation expense recorded for non-vested stock awards outstanding was $0.6 million and $2.0 million for the three and nine months ended September 30, 2008, respectively, compared to $0.6 million and $12.7 million for the same periods in 2007. Included in compensation expense for the nine months ended September 30, 2007 was $8.9 million of expense related to the acceleration of the vesting of select non-vested share stock awards in conjunction with the Merger. As of September 30, 2008, there was unamortized expense related to the non-vested stock awards of $3.5 million.

As of September 30, 2008, the following options grants were outstanding under the PXRE plans:

Plan	Shares Outstanding	Weighted Average Exercise Price
Officers Incentive Plan	15,391	$196.91
PXRE Group Ltd. Director Stock Plans	24,555	$191.95

All options under these plans were fully vested, and therefore, no compensation expense associated with these options was included in the results of operations for the nine months ended September 30, 2008. Additionally, under the PXRE Group Ltd. Incentive Bonus Compensation Plans, a total of 7,862 restricted stock grants were outstanding as of September 30, 2008, with a fair value of $49.00 per share. The restricted stock grants vest in equal annual installments over four years. Compensation expense for the three and nine months ended September 30, 2008 was not material.

10.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $208.7 million and $54.1 million as of September 30, 2008 and 2007, respectively:

	For the Nine Months Ended September 30,
(in millions)	2008	2007
Net beginning of the year	$1,863.3	$1,530.5
Add:
Net reserves held for sale (1)	104.3	—
Net reserves from acquired companies (2)	210.2	365.9
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	551.3	394.6
Prior accident years	(26.6)	5.0

Losses and LAE incurred during calendar year, net of reinsurance	524.7	399.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	112.8	67.2
Prior accident years	360.0	257.2

Losses and LAE payments made during current calendar year, net of reinsurance	472.8	324.4
Retroactive reinsurance ceded	—	0.3
Foreign exchange adjustments	(1.9)	0.2

Net reserves - end of period	2,227.8	1,972.1
Deduct:
Reserves sold on disposition of subsidiary	99.5	—

Net reserves - end of period, excluding
disposition of subsidiary	2,128.3	1,972.1
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	859.1	601.2

Gross reserves - end of period	$2,987.4	$2,573.3

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year. Please refer to Note 4, “Sale of PXRE Reinsurance Company,” for additional discussion.

(2)	Amount represents the fair value on the acquisition date of reserves acquired from Heritage. Please refer to Note 3, “Business Acquisitions,” for related disclosure.

Included in losses and LAE for the nine months ended September 30, 2008 was $26.6 million in favorable loss development comprised of the following: 1) $22.6 million of favorable loss development in the Excess and Surplus Lines segment primarily driven by property lines for the 2006 and 2007 accident years and other liability lines related to accident years 2001 through 2005; 2) $1.4 million of unfavorable loss development in the Commercial Specialty segment, which includes $2.0 million of favorable loss reserve development in the property lines for the 2007 accident year and casualty lines for the 2006 and 2007 accident years, unfavorable loss development of $3.4 million primarily related to the normal discount unwinding associated with workers compensation lines; and 3)

$5.4 million of favorable loss reserve development in the Run-off Lines segment primarily driven by $5.0 million of favorable loss reserve development in general liability and automobile lines, $2.7 million of unfavorable loss reserve development on workers compensation reserves and $9.5 million unfavorable loss reserve development primarily related to asbestos and environmental liability reserves offset by a $4.5 million reduction to ceded bad debt reserves. In addition, Run-off Lines experienced an additional $8.1 million favorable loss reserve development on PXRE legacy losses for non-catastrophe property lines.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2007 was $5.0 million of unfavorable development from prior accident years driven by: (1) $16.6 million of favorable development in the Excess and Surplus Lines segment resulting from $5.3 million of favorable development in property lines primarily from accident year 2006 and $11.3 million in liability lines primarily attributable to the 2003 through 2005 accident years; (2) $1.4 million of favorable development in the Commercial Specialty segment, primarily attributable to $3.4 million of favorable development in the general liability, commercial auto and property lines, partially offset by $2.0 million of unfavorable development related to workers compensation reserves and (3) $23.0 million of unfavorable development in the Run-off Lines segment driven by a $26.0 million increase in asbestos and environmental liability reserves, partially offset by a $3.1 million reduction in medical malpractice reserves.

In the opinion of management, the Company’s reserves represent the best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

11.	Business Segments

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger (see Note 3, “Business Acquisitions,” for further discussion regarding the Merger), Argonaut Group classified its business into three ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty (formerly known as Select Markets) and Run-off Lines. PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

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

During the second quarter of 2007, Argonaut Group’s management determined that combining the Commercial Specialty and Public Entity segments into one reporting segment would better represent Argonaut Group’s distribution strategy and product offerings of the operating entities within this segment. As a result of this combination, Argonaut Group has aggregated the segment previously reported as Public Entity into the existing Commercial Specialty segment. Amounts applicable to prior periods have been reclassified to conform to the current presentation.

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

Revenues and income (loss) before income taxes and extraordinary item for each segment for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Revenue:
Earned premiums
Excess and Surplus Lines	$131.4	$138.8	$392.5	$406.4
Commercial Specialty	92.6	78.3	261.0	220.3
Reinsurance	22.4	4.0	50.9	11.6
International Specialty	80.4	—	111.7	—
Run-off Lines	(4.0)	(0.4)	(12.7)	(2.1)

Total earned premiums	322.8	220.7	803.4	636.2
Net investment income
Excess and Surplus Lines	15.7	13.9	46.5	40.1
Commercial Specialty	7.4	7.9	22.0	21.3
Reinsurance	2.0	2.3	7.2	2.3
International Specialty	5.6	—	7.2	—
Run-off Lines	7.7	12.3	24.3	27.4
Corporate and Other	0.4	0.9	6.2	2.7

Total net investment income	38.8	37.3	113.4	93.8
Fee income	8.2	—	10.2	—
Realized investment and other gains (losses), net	(18.4)	0.7	(18.3)	4.6

Total revenue	$351.4	$258.7	$908.7	$734.6

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Income (loss) before income taxes and extraordinary item:
Excess and Surplus Lines	$19.3	$27.0	$66.6	$85.9
Commercial Specialty	7.8	15.6	25.3	41.7
Reinsurance	(0.4)	0.9	15.1	2.6
International Specialty	7.5	—	13.0	—
Run-off Lines	(7.0)	(18.7)	(0.4)	(14.3)

Total segment income before income taxes and extraordinary item	27.2	24.8	119.6	115.9
Corporate and Other	(7.2)	(6.9)	(14.6)	(27.5)
Interest expense	(8.0)	(6.6)	(22.2)	(13.2)
Realized investment and other gains (losses), net	(18.4)	0.7	(18.3)	4.6

Total income (loss) before income taxes and extraordinary item	$(6.4)	$12.0	$64.5	$79.8

Identifiable assets for each segment as of September 30, 2008 and December 31, 2007 were as follows:

(in millions)	September 30, 2008	December 31, 2007
Excess and Surplus Lines	$2,271.2	$1,973.9
Commercial Specialty	1,165.0	1,038.1
Reinsurance	281.0	334.8
International Specialty	1,664.9	—
Run-off Lines	1,080.1	1,317.1
Corporate and Other	7.9	203.0
Assets held for sale	—	256.6

Total	$6,470.1	$5,123.5

Included in the International Specialty segment are those assets associated with trade capital providers which are third party corporate participants for the Company’s Lloyd’s operation.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Commissions	$71.9	$39.7	$163.4	$103.7
General expenses	51.3	42.0	135.3	124.7
Premium taxes, boards and bureaus	8.3	6.6	19.5	18.0

	131.5	88.3	318.2	246.4
Net deferral of policy acquisition costs	(17.3)	(4.2)	(30.4)	(4.0)

Total underwriting, acquisition and insurance expenses	$114.2	$84.1	$287.8	$242.4

During the three and nine months ended September 30, 2008, general expenses included $5.8 million of bad debt expense due to the write off of certain reinsurance recoverable balances. Additionally, included for the three and nine months ended September 30, 2008 as compared to the same period in 2007, were increased expenses resulting from the Company’s acquisition activity.

13.	Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $31.4 million and $31.1 million during the nine months ended September 30, 2008 and 2007, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $21.2 million and $15.2 million during the nine months ended September 30, 2008 and 2007, respectively. The Company paid interest on its other indebtedness of $6.5 million and $0.6 million during the nine months ended September 30, 2008 and 2007, respectively.

14.	Other Indebtedness

At September 30, 2008, the Company’s “Other indebtedness” consisted of $68.5 million of floating rate loan stock and $75.0 million of its borrowing under the revolving credit facility. At December 31, 2007, the Company’s “Other indebtedness” consisted solely of its borrowing under the revolving credit facility.

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

•

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date. Actively traded, as defined by the Company, is a security that has traded in the past seven days. The Company receives one quote per instrument for Level 1 inputs.

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company receives one quote per instrument for Level 2 inputs.

•

Level 3 inputs are unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The Company receives fair value prices from an independent pricing service and its third-party investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. These prices are non-binding. The Company has reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with SFAS No. 157. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of September 30, 2008. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

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

Other Investments: Overseas deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s.

Short-term Investments: Short term investments are reported at fair value utilizing Level 1 as money-market funds or interest bearing cash accounts. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Investments categorized as Level 2 are short-term bonds and other short-term investments. Included in short term investments are Funds at Lloyd’s which is the Corporate member’s capital as a security to support the underwriting business. Lloyd’s invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, U.K. short government gilts and U.S. Treasury bills.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at September 30, 2008, have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2008	Level 1	Level 2	Level 3
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$212.2	$212.2	$—	$—
U.S. Government agencies	214.6	—	214.6	—
Obligations of states and political subdivisions	729.7	—	729.7	—
Corporate securities	561.8	—	561.8	—
Structured securities	1,101.3	—	1,101.3	—
Foreign	118.6	—	118.6	—
Fixed maturities (Trading)
Foreign	2.0	—	2.0	—
Equity securities	305.2	299.0	6.2	—
Other investments	52.1	—	52.1	—
Short-term investments	688.8	623.4	65.4	—

	$3,986.3	$1,134.6	$2,851.7	$—

The fair value measurements in the table above do not agree to total invested assets on the consolidated balance sheet as they exclude certain other invested assets that are accounted for under the equity-method of accounting and are not included in this disclosure.

At September 30, 2008, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007, and also a discussion of the Company’s financial condition as of September 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 5, 2008, including the audited Consolidated Financial Statements and notes thereto.

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

On May 14, 2008, the Company completed its acquisition of Heritage, a specialist insurer based in London. Heritage is focused on underwriting worldwide property and non-U.S. liability risks. Heritage’s worldwide property unit concentrates on underwriting short-tail risks with an emphasis on commercial property. Heritage’s non-U.S. liability unit underwrites non-U.S. professional indemnity insurance and other liability classes. The results of operations for Heritage are included in the consolidated financial statements from May 31, 2008.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, volatility and disruption in national and international financial markets and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of Operations

The following is a comparison of selected financial data from the Company’s results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$477.7	$332.9	$1,221.9	$896.5

Earned premiums	$322.8	$220.7	$803.4	$636.2
Net investment income	38.8	37.3	113.4	93.8
Fee income	8.2	—	10.2	—
Realized investment and other gains (losses), net	(18.4)	0.7	(18.3)	4.6

Total revenue	$351.4	$258.7	$908.7	$734.6

Income (loss) before income taxes and extraordinary item	(6.4)	12.0	64.5	79.8
Provision for income taxes	2.4	5.1	13.4	26.8

Income (loss) before extraordinary item	(8.8)	6.9	51.1	53.0
Extraordinary item	—	67.3	—	67.3

Net income (loss)	$(8.8)	$74.2	$51.1	$120.3

Loss ratio	70.8%	70.9%	65.3%	62.8%
Expense ratio	35.4%	38.1%	35.8%	38.1%

Combined ratio	106.2%	109.0%	101.1%	100.9%

The increase in consolidated gross written premiums and earned premiums for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily attributable to the operations of Argo Re and Heritage, coupled with premium growth in the public entity products written in the Commercial Specialty segment. Earned premiums resulting from Heritage were $80.4 million for the three months ended September 30, 2008, and $111.7 million from the date of acquisition through September 30, 2008. Earned premiums resulting from Argo Re were $18.2 million and $36.9 million for the three and nine months ended September 30, 2008, respectively. Earned premiums within the Commercial Specialty segment increased to $92.6 million and $261.0 million for the three and nine months ended September 30, 2008, respectively, compared to $78.3 million and $220.3 million for the same periods in 2007. During the three and nine months ended September 30, 2008 competition, across virtually all products the Company offers, continued to increase with respect to pricing. For the nine months ended September 30, 2008, pricing continued to decline moderately. Earned premiums for the three and nine months ended September 30, 2008 were reduced by $3.4 million for net reinstatement premiums related to property catastrophe reinsurance contracts.

The increase in consolidated net investment income was primarily attributable to increased invested assets due to the recent acquisitions. Consolidated net invested assets increased to $3,770.5 million as of September 30, 2008, excluding invested assets of $239.1 million, which are for the benefit of other capital providers of Heritage. Invested assets as of September 30, 2007 were $3,656.0 million.

Consolidated fee income represents commissions and other fees earned by the Company for the non-risk bearing activities. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income from managing third party capital for certain syndicates at Lloyd’s. Consolidated fee income was $8.2 million and $10.2 million for the three and nine months ended September 30, 2008, respectively, including $3.7 million and $5.0 million related to Heritage.

Consolidated realized investment and other gains (losses), net, for the three months ended September 30, 2008 was ($18.4) million compared to $0.7 million for the same period ended 2007. Included in realized investment losses for the three months ended September 30, 2008 was ($20.1) million due to the recognition of other-than-temporary impairments compared to ($0.9) million for the same period ended 2007. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-

temporary impairment, the security is written down to its fair value. For the nine months ended September 30, 2008, consolidated realized investment and other gains (losses), net, was ($18.3) million compared to $4.6 million for the same period ended 2007. Included in realized investment gains were recognized losses due to the recognition of other-than-temporary-impairments of ($29.0) million and ($1.3) million for the nine months ended September 30, 2008 and 2007, respectively. Partially offsetting these realized losses for the nine months ended September 30, 2008 was a realized gain on the sale of PXRE Reinsurance Company of $2.3 million (which closed in the first quarter of 2008) and realized gains from the sale of securities totaling $8.4 million.

Consolidated losses and loss adjustment expenses were $228.4 million and $156.4 million for the three months ended September 30, 2008 and 2007, respectively. The consolidated loss ratios were 70.8% and 70.9% for the three months ended September 30, 2008 and 2007, respectively. Included in losses and loss adjustment expense for the current accident year were $56.5 million in losses resulting from hurricanes Gustav and Ike. Favorable development on prior accident years included $10.6 million for property lines and $4.8 million in casualty lines for the three months ended September 30, 2008. Unfavorable development on prior accident year reserves for the three months ended September 30, 2008 consisted of $9.1 million in reserve strengthening for the Company’s asbestos and environmental lines. Partially offsetting this development was $4.5 million related to a reduction in an allowance for reinsurance balances due that was recognized as a reduction to ceded incurred but not reported losses. Included in losses and loss adjustment expenses for the three months ended September 30, 2007 was $27.1 million in unfavorable development on prior accident years’ loss reserves, including $26.0 million in reserve strengthening for the asbestos and environmental claims. For the three months ended September 30, 2007, favorable development was $5.8 million, primarily in the property, liability and medical malpractice lines.

Consolidated losses and loss adjustment expenses were $524.7 million and $399.6 million for the nine months ended September 30, 2008 and 2007, respectively. The consolidated loss ratios were 65.3% and 62.8% for the nine months ended September 30, 2008 and 2007, respectively. Included in losses and loss adjustment expenses for the nine months ended September 30, 2008 was $41.2 million in favorable loss reserve development on prior accident years, primarily attributable to the property, general liability, other liability and automobile lines. Partially offsetting this favorable development was $14.6 million in unfavorable development, including $9.5 million reserve strengthening for the Company’s asbestos and environmental liabilities, partially offset by the reduction in reinsurance balances due noted above. Included in losses and loss adjustment expenses for the nine months ended September 30, 2007 was $29.3 million in unfavorable development on prior accident years’ loss reserves, including $26.0 million in reserve strengthening for the asbestos and environmental claims. In addition, for the nine months ended September 30, 2007, favorable development was $24.3 million, primarily in the property, liability and medical malpractice lines.

In determining appropriate reserve levels for the quarter, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however the maturation of claims since last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, and changes to reinsurance structure. The Company’s net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, both internal and independent actuarial reviews relied, to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies, which generally produced higher projections of ultimate losses than the other methods. Compared with other actuarial methodologies, the paid and incurred Bornhuetter-Ferguson methods assigned the smallest weight to actual reported loss experience, with the greatest weighting assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using conservative assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2008, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

For general liability business, the Company increased its written premium volume significantly from 2002 through 2006. This growth occurred in both the Excess and Surplus Lines and Commercial Specialty segments. The premium increases derived from both organic growth and acquisitions. In setting loss reserves, internal and external actuaries assumed that the new business may not perform as well as renewal business and that prior year loss development patterns may not be representative of future loss emergence. Thus, the actuarial methods that produced more conservative loss estimates were assigned the greatest weight. The Company’s loss reserve estimates gradually blend in the results from other methodologies over time. For general liability estimates, more credibility is assigned to the Company’s own loss experience approximately 60 to 72 months after the beginning of an accident year. Over the course of time, the Company has recognized that the new business growth from 2002 through 2006 exhibited similar underwriting and profitability characteristics as the Company’s renewal book. Further review and analysis of the data in the third quarter of 2008 suggested that favorable loss experience on the new business growth continued to emerge in the third quarter of 2008. Thus the Company reduced its ultimate loss estimates for general liability lines of business for the 2003, 2004, 2005 and 2006 accident years.

Another factor that was considered in setting loss reserves at September 30, 2008 was the impact of the Company’s reinsurance protection. The Company’s excess of loss reinsurance coverage has varied by product. For most general liability products, the net per occurrence retention increased from $250,000 to $500,000 on September 1, 2002 and then to $1,000,000 on October 1, 2006. When loss reserves were determined in prior quarters, the Company expected a greater number of large claims in the $250,000 excess of $250,000 layer of coverage. In 2006 and again in 2007, after a review of reported large loss activity, the Company began to recognize that the increased retention in the $250,000 excess of $250,000 layer did not have as material an impact on net retained losses as had originally been contemplated. Furthermore, the decision to increase net retentions had a favorable effect on net loss ratios. The Company began to recognize this additional information in its estimate of December 31, 2006 loss reserves. In the third quarter of 2008, as part of the Company’s internal actuarial review of reserves, the Company continued to observe lower than expected large loss activity in the $250,000 excess of $250,000 layer of coverage and further reduced its loss estimates for the 2003 through 2005 accident years.

For property business, the Company’s loss reserve estimates also blend in the results from other methodologies over time. In contrast to general liability estimates, full credibility is assigned to the Company’s own loss experience approximately 24 to 36 months after the beginning of an accident year, where loss reporting and claims closing patterns settle more quickly. The Company’s own loss experience receives partial weighting in the estimates 12 to 24 months after the beginning of the accident year. As such, the Company began to recognize favorable loss experience for the 2005 and 2006 accident years in 2007. Likewise, during 2008, the Company began to recognize favorable loss experience deriving from the 2006, and 2007 accident years and this favorable loss experience continued to emerge in the third quarter of 2008.

Consolidated underwriting, acquisition and insurance expenses were $114.2 million and $287.8 million for the three and nine months ended September 30, 2008, respectively, compared to $84.1 million and $242.4 million for the same periods in 2007. The consolidated expense ratio declined to 35.4% for the three months ended September 30, 2008 from 38.1% for the same period in 2007. Included in underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2008 was $4.5 million of bad debt expense due to the write-off of a reinsurance recoverable balance. Included in consolidated underwriting, acquisition and insurance expenses for the three months ended September 30, 2007 was $8.1 million resulting from the operations of PXRE for the period from the closing date of the Merger for which there was $1.2 million of negative earned premiums due to reinsurance cessions. Consolidated expense ratios for the nine months ended September 2008 and 2007 were 35.8% and 38.1%, respectively. Included in underwriting, acquisition and insurance expenses for the nine months ended September 30, 2007 was $10.2 million of additional compensation expense resulting from the acceleration of the vesting of certain share-based payment arrangements.

Consolidated interest expense and other increased to $15.2 million and $31.7 million for the three and nine months ended September 30, 2008, respectively, from $6.2 million and $12.8 million for the same periods in 2007. Interest expense increased to $8.0 million and $22.2 million for the three and nine months ended September 30, 2008, respectively, compared to $6.6 million and $13.2 million for the same periods in 2007. The increase in interest expense was attributable to $167.1 million of junior subordinated debentures acquired in the merger with PXRE, as well as $68.5 million of other indebtedness acquired in the acquisition of Heritage. Foreign currency exchange losses totaled $3.3 million for the three and nine months ended September 30, 2008, compared to a foreign currency exchange gain of $0.4 for the same periods ended 2007. Also included in interest expense and other for the three and nine months ended September 30, 2008 was $3.7 million and $5.7 million, respectively, in expense related to the generation of fee income. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income from managing third party capital for certain syndicates at Lloyd’s.

The consolidated provision for income taxes was $2.4 million for the three months ended September 30, 2008, compared to $5.1 million for the same period in 2007. The consolidated income tax provision for the periods in 2008 represents the income tax expense associated with the Company’s operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for the Company’s United States and United Kingdom operations. The consolidated provision for income taxes for the nine months ended September 30, 2008 was $13.4 million compared to $26.8 million for the same period in 2007. The consolidated provision for income taxes for the nine months ended September 30, 2008 was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company and a $3.7 million reduction to the deferred tax asset valuation allowance. The remaining decrease in taxes for the nine months ended September 30, 2008 compared to the same period of 2007 was due to $15.3 million lower income before taxes.

Segment Results

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger, Argonaut Group classified its business into three ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty (formerly known as Select Markets) and Run-off Lines. PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

Subsequent to the Merger, the Company evaluated its reporting segments and management determined that the Company would have three ongoing reporting segments: Excess and Surplus Lines and Commercial Specialty segments (which were previously included in Argonaut Group’s ongoing reporting segments), and the Reinsurance segment (formerly known as International Specialty – see discussion below). Additionally, the Company has a Run-off Lines segment for products that it no longer writes. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2008.

With the acquisition of Heritage in May 2008, management determined that the results of the operations of Heritage defined a new reporting segment. Management determined that the segment name “International Specialty” most accurately described the activities of this segment. The results of operations of Argo Re and other reinsurance programs are reported in the “Reinsurance” segment. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to current and prior periods for Argo Re and the international reinsurance programs have been reclassified to the Reinsurance segment.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment and gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income, which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$176.5	$179.9	$516.9	$546.3

Earned premiums	$131.4	$138.8	$392.5	$406.4
Losses and loss adjustment expenses	84.4	82.2	242.9	231.7
Underwriting, acquisition and insurance expense	43.4	43.5	129.5	128.9

Underwriting income	3.6	13.1	20.1	45.8
Net investment income	15.7	13.9	46.5	40.1

Income before income taxes	$19.3	$27.0	$66.6	$85.9

Loss ratio	64.2%	59.2%	61.9%	57.0%
Expense ratio	33.0%	31.3%	33.0%	31.7%

Combined ratio	97.2%	90.5%	94.9%	88.7%

The decline in earned premiums for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily attributable to a reduction in gross written premiums in 2008 compared to 2007. The declines in gross written premiums were primarily due to market conditions. The excess and surplus lines market place continues to see increased competition, from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. The Excess and Surplus Lines segment has seen rates decline moderately for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The number of policies written during the three and nine months ended September 30, 2008 were comparable to same periods of 2007. Average policy size for the three months ended September 30, 2008 was $5,841, which is comparable to average policy size of $5,897 for the same periods ended 2007. Average policy size for the nine months ended September 30, 2008 declined to $5,780 compared to $6,113 for the same periods ended 2007. Additionally, earned premiums for the three and nine months ended September 30, 2008 were reduced by $4.3 million of reinstatement premiums related to property catastrophe reinsurance contracts.

The loss ratios for the three months ended September 30, 2008 and 2007 were 64.2% and 59.2%, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2008 was $12.6 million in losses resulting from hurricanes Gustav and Ike. Offsetting these losses was $12.5 million of favorable loss reserve development for prior accident years primarily driven by favorable reserve development of $7.4 million relating to property lines for the 2006 and 2007 accident years, and $4.4 million for casualty lines of business for the 2003 through 2005 accident years. Losses and loss adjustment expenses for the three months ended September 30, 2007 include $2.7 million in favorable development on prior accident years related to the liability lines.

Losses and loss adjustment expenses for the nine months ended September 30, 2008 included the hurricane losses noted above, $6.1 million of other storm losses and $3.9 million of fire and other property losses. Included in losses and loss adjustment expenses for the nine months ended September 30, 2008 was favorable development on prior accident years of $22.6 million, primarily driven by property lines for the 2006 and 2007 accident years and other liability occurrence lines related to accident years 2001 through 2005. Included in losses and loss adjustment expenses for the nine months ended September 30, 2007 was $16.6 million in favorable development, including $5.3 million in favorable development in the property lines for the 2006 accident year, $11.3 million in favorable development in the liability lines for the 2003 through 2006 accident years. Loss reserves for the Excess and Surplus Lines segment were $1,223.9 million and $1,061.5 million as of September 30, 2008 and 2007, respectively.

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2008 resulted in expense ratios of 33.0% for each period, compared to 31.3% and 31.7% for the same periods ended in 2007. The increase in the expense ratios was primarily attributable to pricing and product mix.

The increase in investment income for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily the result of an increase in invested assets due to positive cash flows. Net invested assets attributable to this segment were $1,537.5 million as of September 30, 2008, compared to $1,301.1 million as of September 30 2007.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$167.2	$133.5	$405.4	$320.4

Earned premiums	$92.6	$78.3	$261.0	$220.3
Losses and loss adjustment expenses	66.7	48.2	185.1	137.8
Underwriting, acquisition and insurance expense	26.8	22.4	73.4	62.1

Underwriting income (loss)	(0.9)	7.7	2.5	20.4
Net investment income	7.4	7.9	22.0	21.3
Fee income	4.5	—	5.2	—
Other expenses	3.2	—	4.4	—

Income before income taxes	$7.8	$15.6	$25.3	$41.7

Loss ratio	72.0%	61.6%	70.9%	62.6%
Expense ratio	29.0%	28.6%	28.1%	28.2%

Combined ratio	101.0%	90.2%	99.0%	90.8%

The increase in gross written premiums and earned premiums for the three and nine months ended September 30, 2008 as compared to the same periods ended in 2007 was primarily attributable to growth within the public entity products lines. Earned premiums for the public entity product lines increased from $21.4 million and $53.2 million for the three and nine months ended September 30, 2007, respectively to $36.3 million and $95.1 million for the same periods ended 2008. Growth in the public entity product lines was the result of expansion into the New England region as the result of an acquisition. Additionally, public entity business tends to be seasonal, with the majority of premiums being written in the third quarter of the year. The Commercial Specialty segment has experienced pricing pressure for both the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Earned premiums for the three and nine months ended September 30, 2008 were reduced by $1.2 million due to reinstatement premiums related to the property catastrophe reinsurance contracts.

Losses and loss adjustment expenses for the three months ended September 30, 2008 resulted in a loss ratio of 72.0% compared to 61.6% for the same period ended 2007. Included in current accident year losses and loss adjustment expenses for the three months ended September 30, 2008 were $3.0 million related to hurricanes Gustav and Ike. The Commercial Specialty segment incurred $2.4 million in higher than expected property losses for the current accident year, primarily due to other storm activity during the quarter. For the three months ended September 30, 2008, the Commercial Specialty segment recognized $1.2 million of favorable development on prior accident years in general liability coverages for the 2006 accident year. Offsetting this favorable development was $1.3 million in unfavorable development for property reserves for the 2007 accident year and workers compensation lines primarily due to the reserve discount.

The loss ratios for the nine months ended September 30, 2008 and 2007 were 70.9% and 62.6%, respectively. Losses for the 2008 accident year include the hurricane activity noted above, $11.3 million due to other storm activity and $2.4 million in casualty losses, primarily within the workers compensation and automobile liability lines. Additionally, for the nine months ended September 30, 2008 the Commercial Specialty segment recognized $1.4 million of unfavorable loss development, which includes $2.0 million of favorable loss reserve development in the property lines for the 2007 accident year in addition to casualty lines for the 2006 and 2007 accident years. This was offset by unfavorable loss development in workers compensation lines. Included in losses and loss adjustment expense for the nine months ended September 30, 2007 was $1.4 million in favorable development on prior accident years. The favorable development consisted of $3.4 million of favorable development in the general liability, commercial auto and property lines. Partially offsetting this favorable development was $2.0 million of unfavorable development related to the workers compensation lines. Loss reserves for the Commercial Specialty segment were $555.6 million and $470.7 million as of September 30, 2008 and 2007, respectively.

The expense ratios for the three months ended September 30, 2008 and 2007 were 29.0% and 28.6%, respectively. The increase in the 2008 expense ratio was primarily the result of the reduction of earned premium due to the reinstatement premiums during the period. The expense ratios for the nine months ended September 30, 2008 and 2007 were comparable at 28.1% and 28.2%, respectively.

Net investment income for the three and nine months ended September 30, 2008 were $7.4 million and $22.0 million, respectively, compared to $7.9 million and $21.3 million for the same periods in 2007. The decline in net investment income for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to a shift in the investment mix assigned to this segment, resulting in lower yields. Net invested assets attributable to this segment were $723.0 million as of September 30, 2008, compared to $657.0 million as of September 30, 2007.

Fee income, which consists of commissions earned by the Company’s managing general underwriters for brokerage business placed outside the Company, were $4.5 million and $5.2 million for the three and nine months ended September 30, 2008. Other expenses, which represent the expenses associated with the generation of fee income, were $3.2 million and $4.4 million for the three and nine months ended September 30, 2008. Fee income and expense are seasonal, with the majority of the income and expense being recognized in the third quarter of each year.

Reinsurance. The Reinsurance segment includes the results of operation for Argo Re, in addition to various international reinsurance programs for which the Company assumes premiums. For the three and nine months ended September 30, 2007, the results of operations of Argo Re are included from the date of acquisition. The following table summarizes the results of operations for the Reinsurance segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Gross written premiums	$30.2	$20.1	$124.5	$32.2

Earned premiums	$22.4	$4.0	$50.9	$11.6
Losses and loss adjustment expenses	17.0	2.8	26.9	7.1
Underwriting, acquisition and insurance expense	7.8	2.6	16.1	4.2

Underwriting income (loss)	(2.4)	(1.4)	7.9	0.3
Net investment income	2.0	2.3	7.2	2.3

Income (loss) before income taxes	$(0.4)	$0.9	$15.1	$2.6

Loss ratio	75.9%	70.0%	52.7%	61.2%
Expense ratio	34.8%	65.0%	31.6%	36.2%

Combined ratio	110.7%	135.0%	84.3%	97.4%

The increase in gross written and earned premiums was primarily the result of business written by Argo Re, which began operations in the third quarter of 2007. For the three months ended September 30, 2008, Argo Re’s earned premiums were $18.2 million and gross written premiums were $19.2 million. For the nine months ended September 30, 2008, Argo Re’s earned premiums were $36.9 million on gross written premiums of $78.9 million. Earned premiums were increased by $2.1 million for the three and nine months ended September 30, 2008 due to reinstatement premiums. Included in the Reinsurance segment were earned premiums of $4.2 million and $14.0 million for the three and nine months ended September 30, 2008, respectively, from various international reinsurance programs. Earned premiums for the Reinsurance segment were $4.0 million and $11.6 million for the three and nine months ended September 30, 2007, respectively.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2008 resulted in a loss ratio of 75.9% and 52.7%, respectively, compared to 70.0% and 61.2% for the same periods in 2007. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2008 was $12.2 million of losses resulting from hurricanes Ike and Gustav. Loss reserves for the Reinsurance segment were $44.6 million and $12.7 million at September 30, 2008 and 2007, respectively.

The expense ratios for the three and nine months ended September 30, 2008 were 34.8% and 31.6%, respectively, compared to 65.0% and 36.2% for the same periods in 2007. The decrease in the expense ratios were the result of the overall increase in earned premium.

Net investment income decreased to $2.0 million for the three months ended September 30, 2008 from $2.3 million for the same period ended 2007. The decrease was the result of a decline in invested assets from $238.1 million at September 30, 2007 to $191.1 million at September 30, 2008.

International Specialty. The International Specialty segment includes the results of operations of Heritage for the three and four months (from date of acquisition) ended September 30, 2008. The following table summarizes the results of operations for the International Specialty segment:

(in millions)	Three Months Ended September 30, 2008	Four Months Ended September 30, 2008
Gross written premiums	$105.1	$179.4

Earned premiums	$80.4	$111.7
Losses and loss adjustment expenses	58.5	75.2
Underwriting, acquisition and insurance expense	23.2	34.4

Underwriting income (loss)	(1.3)	2.1
Net investment income	5.6	7.2
Fee income	3.7	5.0
Other expenses	0.5	1.3

Income before income taxes	$7.5	$13.0

Loss ratio	72.8%	67.4%
Expense ratio	28.9%	30.8%

Combined ratio	101.7%	98.2%

Earned premiums represent the portion of gross written premiums retained by the Company. Beginning in 2008, Heritage increased its underwriting participation by 20% as compared to 2007, resulting in an increase in gross written premiums and earned premiums. The International Specialty segment’s premiums tend to be seasonal, with approximately 75% of the premiums being written in the first six months of the year. The International Specialty segment has experienced increased pricing pressures, and as a result, rates for the property business have decreased moderately, while rates on the liability business have decreased to a lesser extent.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Included in losses and loss adjustment expenses for the three and four months ended September 30, 2008 was $28.7 million in losses resulting from hurricanes Gustav and Ike. Loss reserves as of September 30, 2008 were $458.4 million, including $187.4 million of reserves attributable to the trade capital providers.

Certain underwriting, acquisition and insurance expenses are incurred in British Pound Sterling. The expense ratio has benefitted from the strengthening of the U.S. Dollar against the British Pound Sterling.

Net investment income represents earnings on investments retained for the benefit of the Company. Total invested assets for the International Specialty segment were $522.3 million, excluding $239.1 million attributable to the trade capital providers.

Fee income represents fees and profit commission derived from the management of third party capital on its underwriting syndicates at Lloyd’s. Other expense represents those costs incurred by the non-risk bearing activities of this segment.

Run-off Lines. The Company has discontinued underwriting certain lines of business and is managing the run-off of all related liabilities. Included in the Run-off Lines segment are those lines of business previously reported in Argo Group US’s Risk Management segment. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights to that business in the third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, which include asbestos and environmental liabilities as well as medical malpractice liabilities. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The Company regularly monitors the activity of claims within the Run-off Lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis, usually completed in the third quarter of each year.

All business previously written by PXRE and its subsidiary PXRE Reinsurance Company (prior to its sale in March 2008) is included in the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions. For 2007, the activity of PXRE is included from the date of acquisition.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Earned premiums	$(4.0)	$(0.4)	$(12.7)	$(2.1)
Losses and loss adjustment expenses	1.8	23.2	(5.4)	23.0
Underwriting, acquisition and insurance expense	8.7	7.4	16.9	16.6

Underwriting loss	(14.5)	(31.0)	(24.2)	(41.7)
Net investment income	7.7	12.3	24.3	27.4
Other expenses	0.2	—	0.5	—

Loss before income taxes	$(7.0)	$(18.7)	$(0.4)	$(14.3)

Earned premiums for the three and nine months ended September 30, 2008 and 2007 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies, reinsurance contracts and other adjustments on policies previously written.

Included in losses and loss adjustment expenses for the three months ended September 30, 2008 was $1.8 million of net unfavorable loss reserve development on prior accident years. The unfavorable loss reserve development was the result of $9.1 million unfavorable loss reserve development on asbestos and environmental reserves and $0.9 million of loss reserve development related to the workers compensation lines. Offsetting this unfavorable loss reserve development was $3.6 million of favorable development on the legacy PXRE property non-catastrophe reinsurance reserves as the Company transitioned from an expected loss ratio methodology to a Bornhuetter-Ferguson actuarial methodology to determine its reserves. Additionally, during the third quarter of 2008 the Company reduced its ceded bad debt reserve for asbestos and environmental lines by $4.5 million.

Losses and loss adjustment expenses for the nine months ended September 30, 2008 includes $5.4 million of favorable loss reserve development primarily driven by $8.1 million in favorable loss reserve development for the non-catastrophe reinsurance lines, $5.0 million of favorable loss reserve development in general liability and automobile lines and $4.5 million reduction to ceded bad debt reserves for asbestos and environmental lines. Offsetting this favorable development was $2.4 million unfavorable loss reserve development in unallocated loss adjustment expenses, $0.3 million of unfavorable loss reserve development on workers compensation reserves and $9.5 million unfavorable loss reserve development primarily related to asbestos and environmental liability reserves.

Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2007 was $26.0 million in unfavorable development on asbestos and environmental reserves. Partially offsetting this reserve increase was a reduction of $3.1 million for medical malpractice reserves for the three and nine months ended September 30, 2007.

For the Run-off Lines segment, in determining appropriate reserve levels, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however the maturation of claims for twelve additional months since the date of last report provided the actuaries with a basis to assign greater credibility to emerged loss development patterns.

In the third quarter of 2008, the Company concluded its annual review of asbestos and environmental liability reserves. The Company utilizes an independent actuary to assist in determining the indicated liability and then reviews the study results. As a result, the Company strengthened reserves by $9.1 million. The change in estimate was driven by higher anticipated paid loss and incurred loss activity for asbestos claims pertaining to the Company’s assumed reinsurance business. The Company has deviated from the independent study in the past and may in the future as a result of internal discussion and review of the conclusions reached. For the most recent study, after management’s review, the Company agreed with the conclusions and adopted the study as its best estimate.

The Risk Management operating unit has not written any new or renewal policies since the sale of the renewal rights to that business in the third quarter of 2005. Certain workers compensation reserves for net unpaid loss and net unpaid loss adjustment expenses reflect the time value of money and are established on a discounted basis, based on a discount rate of 3.5% per year. These discounted reserves relate to life pension claims, with tabular reserves. The runoff nature of the workers compensation reserves necessitates that the Company routinely and systematically unwind the workers compensation reserve discount each quarter and reflect that unwinding as net unfavorable prior years loss development. Each quarter, the Company applies a factor to unpaid loss and unpaid loss adjustment expense for the workers compensation line of business to derive the indicated loss reserve discount that should be carried in the Company’s reserves. In the third quarter of 2008, the Company recognized $0.8 million adverse development due to the workers compensation reserve discount.

Loss reserves for the Run-off Lines were as follows:

	September 30,
	2008		2007
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$157.2	$141.4	$166.8	$156.8
Incurred losses	8.6	4.7	30.3	27.9
Losses paid	16.0	15.0	27.6	26.1

Loss reserves - asbestos and environmental, end of period	149.8	131.1	169.5	158.6
Risk management	416.5	298.8	472.3	347.6
PXRE run-off reserves	119.9	119.7	370.7	337.6
Other run-off lines	18.7	17.9	15.9	5.2

Total reserves - Run-off Lines	$704.9	$567.5	$1,028.4	$849.0

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

The increase in underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2008 was primarily attributable to recognizing $5.8 million in bad debt expense on an uncollectible reinsurance recoverable balance. Absent the bad debt expense, the decrease in underwriting expenses for the three and nine months ended September 30, 2008 as compared to 2007 was primarily attributable to the reduction of variable expenses resulting from reduced administrative expenses.

Net investment income declined from $12.3 million and $27.4 million for the three and nine months ended September 30, 2007, respectively, to $7.7 million and $24.3 million for the same periods in 2008. The decrease in net investment income was primarily attributable to paid losses associated with the property reserves of PXRE, as well as a reduction in allocated invested assets within the Run-off Lines segment. Total invested assets for the Run-off Lines segment were $749.5 million at September 30, 2008 and $1,390.2 million at September 30, 2007. Included in other expenses for the three and nine months ended September 30, 2008 was the net change in fair value on a derivative reinsurance contract.

Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut-domiciled reinsurance company. Argo Group US, the parent of PXRE Reinsurance Company, was paid a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008, and the sales price was $57.7 million.

Reinsurance

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

The Company records these derivative contracts at fair value and such fair value is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the fair value on or after August 7, 2007 reflected in “Interest expense and other” in the Consolidated Statements of Income (Loss). Included in “Interest expense and other” for the three and nine months ended September 30, 2008 was a $0.2 million and $0.5 million expense, respectively, relating to these contracts. As there is no quoted market value available for these derivatives, the fair value is estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential for recoveries from events preceding the valuation date. The amounts recognized could be materially different from the actual recoveries received or paid under these contracts.

A&W II, the counterparty to the catastrophe bond transaction, is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of this entity and is, therefore, not required to consolidate A&W II in its interim consolidated financial statements.

Pension Plans

Effective November 2003, Argonaut Group curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. As a result, for the three and nine months ended September 30, 2008, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plans will be required during the current year. Management is currently evaluating formal termination of the pension plans. Termination of Argonaut Group’s pension plans may result in additional expense being incurred by the Company.

Related Party Transaction

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc., the majority of which is owned by Fayez Sarofim, a director of the Company. As of September 30, 2008, Fayez Sarofim & Co. managed investments totaling $231.5 million, at fair value, for the Company’s insurance subsidiaries. Argo Group paid Fayez Sarofim & Co. approximately $0.5 million for services provided for the nine months ended September 30, 2008. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments, reinsurance costs and operating expenses.

The decrease in cash flows from operating activities in 2008 as compared to the same period in 2007 was primarily attributable to the increased payments for claims and interest offset by the cash provided from the operations of the entities acquired in 2008.

The Company has access to various sources of liquidity including holding company investments and cash, subsidiary dividends, its revolving credit facility and access to the debt and equity capital markets. In July 2007, Argonaut Group borrowed $58.0 million of the $75.0 million revolving credit facility to fund a special dividend payment to its shareholders. The Company repaid the $58.0 million in May 2008. In June 2008, the Company drew $10.0 million under the revolving credit facility for working capital purposes. The Company has continued to borrow on its revolving credit facility, and at September 30, 2008, the outstanding balance was $75.0 million. Borrowings were used for working capital purposes as well as to provide excess liquidity due to the market conditions experienced during the third quarter of 2008.

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

The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of its investment portfolio as a result of fluctuations in prices, interest rates, credit spreads, and/or market liquidity. Interest expense fluctuates with changes in interest rates as well. In addition, the Company is subject to currency exchange rate risk from its International Specialty and Reinsurance segments.

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At September 30, 2008, 97.5% ($2.9 billion at fair value) of the Company’s portfolio was rated A or better, with 63.3% ($1.9 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$212.2	$—	$—	$—	$212.2
U.S. Government agencies	208.7	5.9	—	—	214.6
Obligations of states and political subdivisions	204.0	421.7	103.2	0.8	729.7
Corporate securities	58.0	116.4	324.5	62.9	561.8
Structured securities:
CMO/MBS-agency	744.0	—	—	—	744.0
CMO/MBS-non agency	68.0	—	—	—	68.0
CMBS	173.4	3.4	6.2	—	183.0
ABS-residential	16.6	7.4	—	3.7	27.7
ABS-non residential	72.4	3.4	1.9	0.9	78.6
Foreign	105.0	1.8	7.4	6.4	120.6

	$1,862.3	$560.0	$443.2	$74.7	$2,940.2

Subprime Exposure and Alt A: The Company’s investment portfolio includes $36.6 million par value of mortgage-backed securities collateralized by subprime and Alt A residential loans at September 30, 2008. The amortized cost of these mortgage securities was $31.1 million and the fair value was $29.7 million, representing less than 1% of the Company’s consolidated investment portfolio. Of these mortgage securities, 59.9% ($17.8 million at fair value) were rated AAA, 26.6% ($7.9 million at fair value) were rated AA and 13.5% ($4.0 million at fair value) were rated lower than A. Securities with a fair value of $7.6 million at September 30, 2008 have been placed on watch by S&P and Moody’s subsequent to quarter-end, but still remain investment-grade. The Company’s investment portfolio includes subprime and Alt A mortgage-backed securities issued over several years from 2001 through 2006. Over 99.5% of the underlying mortgage loans supporting the Company’s sub prime and Alt A securities have fixed interest rates, with less than 1% comprised of floating rate loans. Securities issued in 2006 comprise less than 0.1% ($4.6 million at fair value) of the consolidated investment portfolio and are all rated AAA. The Company’s exposure to unrealized losses on securities with sub prime and Alt A exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company manages and mitigates subprime and Alt A risk exposure through monitoring and analysis of available collateral performance data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of subprime and Alt A assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has no exposure to collateralized debt obligations or mortgage derivatives.

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At September 30, 2008, the total fair value of these securities was $454.1 million, or 11.3% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The table below shows the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

(market value in millions)	With Guarantee	Without Guarantee
AAA	$131.4	$3.2
AA	233.2	266.2
A	80.5	152.3
Less than A	9.0	13.3
Not Rated	—	19.1

	$454.1	$454.1

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The Company has no direct investment in any of the monoline insurers at September 30, 2008.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $195.8 million par value of CMBS at September 30, 2008. The amortized cost of these CMBS securities was $194.6 million and the fair value was $183.0 million, representing 4.6% of the Company’s consolidated investment portfolio. Of these CMBS securities, 94.8% ($173.4 million at fair value) were rated AAA, with the remaining $9.6 being rated AA and A. These CMBS securities are of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; issuances of 2005 and earlier represent 72.1% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 4.4% of these securities have been defeased by replacing the commercial mortgage loans with treasury securities.

ABS: The Company’s investment portfolio includes $81.7 million par value of non-residential ABS at September 30, 2008. The amortized cost of these ABS securities was $82.0 million and the fair value was $78.6 million, representing 2.0% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland lease revenue, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheet at fair value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed through application of the investment policy, as approved by the investment committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. At September 30, 2008, the fair value of the equity securities portfolio was $305.2 million.

No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 1.9% of shareholders’ equity as of September 30, 2008.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. In general, the process for identifying other-than-temporary impairment declines in fair value involves the consideration of several factors, including but not limited to the length of time in which there has been a significant decline in value, the liquidity, business prospects and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and management’s intent and ability to hold the investment until the book value is recovered. If consideration of these factors yields a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and a realized loss is recognized. As of September 30, 2008, the Company had gross unrealized losses of $71.8 million that were in an unrealized loss position for less than one year and $24.1 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for principally all of the unrealized losses greater than one year, which were due to increased benchmark interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of September 30, 2008 are temporary.

For the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairments of $20.1 million and $29.0 million, respectively. For the three and nine months ended September 30, 2007, Argonaut Group recorded other-than-temporary impairments of $0.9 million and $1.3 million, respectively.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the services of five professional fixed income investment managers. The Company manages a majority of the equity securities portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transaction” discussion on page 43).

Foreign Currency Risk

Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, the Company attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Accounts under the insurance policies may settle in currencies including U.S. Dollars, Euros, British Pounds, Canadian Dollars, Swiss Francs, Danish Krone, and Japanese Yen. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For both the three and nine months ended September 30, 2008, the Company recorded realized losses of $3.3 million on foreign currency translation.

Indebtedness

The Company has $455.9 million of par value indebtedness outstanding at September 30, 2008. Approximately $305.8 million of this debt is subject to variable interest rates during 2008. Thus, interest expense on this debt is directly correlated to market interest rates, primarily changes in the 3-month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the September 30, 2008 outstanding floating par value of $285.2 million, a 100 basis point change in market interest rates would change annual interest expense by $2.8 million per annum.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the nine months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

PXRE Group Ltd. and certain of its former officers are parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005. Under the terms of an agreed extension between the parties, the Tolling and Standstill Agreement will expire on December 4, 2008.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information with respect to shares of the Company’s common stock that was repurchased or surrendered during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2008	—	$—	—	$144,856,935
August 1 through August 31, 2008	3,474	34.20	—	144,856,935
September 1 through September 30, 2008	—	—	—	144,856,935

Total	3,474	$34.20	—	$144,856,935

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150 million of Argo Group’s common stock. The Company began repurchasing shares on April 22, 2008, and as of September 30, 2008 had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three month ended September 30, 2008, the Company received 3,474 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 10, 2008	By:	/s/ Mark E. Watson III
Mark E. Watson III President and Chief Executive Officer

November 10, 2008	By:	/s/ Jay S. Bullock
Jay S. Bullock Chief Financial Officer