Form 10-K
period 2008-12-31
Argo Group International Holdings, Ltd.
filed 2009-03-02
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address, including zip code of principal executive offices)	(Mailing address)

(441) 296-5858

(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Security	Name of Each Exchange on Which Registered
Common Stock, par value of $1.00 per share	NASDAQ Global Select Market

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

As of June 30, 2008, the aggregate market value of the common stock held by nonaffiliates was approximately $992.8 million.

As of February 26, 2009, the Registrant had 30,678,810 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2009

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2008

PART I

			Page

Item	1.	Business	3
Item	1A.	Risk Factors	21
Item	1B.	Unresolved Staff Comments	36
Item	2.	Properties	37
Item	3.	Legal Proceedings	37
Item	4.	Submission of Matters to a Vote of Security Holders	38

		PART II

Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	38
Item	6.	Selected Financial Data	40
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	75
Item	8.	Financial Statements and Supplementary Data	79
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item	9A.	Controls and Procedures	79
Item	9B.	Other Information	81

		PART III

Item	10.	Directors, Executive Officers and Corporate Governance	82
Item	11.	Executive Compensation	82
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	82
Item	13.	Certain Relationships and Related Transactions and Director Independence	83
Item	14.	Principal Accounting Fees and Services	83

		PART IV

Item	15.	Exhibits, Financial Statement Schedules	84

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) and its beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;
•	increased competition;
•	the adequacy of the Company’s projected loss reserves including;
¡	development of claims that varies from that which was expected when loss reserves were established;
¡	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;
¡	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;
¡	reinsurance coverage being other than what was anticipated when the loss reserves were established;
•	adverse state and federal legislation and regulations;
•	natural and/or man-made disasters, including terrorist acts;
•	the inability to secure reinsurance;
•	the inability to collect reinsurance recoverables;
•	a downgrade in the Company’s financial strength ratings;
•	changes in interest rates;
•	changes in the financial markets that impact investment income and the fair market values of the Company’s investments;
•	changes in asset valuations;
•	inability to successfully execute the Company’s mergers and acquisition growth strategy; and
•	other risks detailed in this Form 10-K and that may be detailed in other filings with the Securities and Exchange Commission.

These risks and uncertainties are discussed in greater detail in Item 1A – “Risk Factors”. The Company undertakes no obligation to publicly update any forward-looking statements.

~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

PART I.

Item 1 – Business.

Business Overview

Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. The Company targets niches in which it can develop a leadership position and which the Company believes will generate underwriting profits. Its growth has been achieved both organically through an operational strategy focused on underwriting discipline and as a result of acquisition activity.

Merger of PXRE Group Ltd. and Argonaut Group, Inc.; Reorganization of Corporate Structure

On March 14, 2007 (and as amended and restated on June 8, 2007), PXRE Group Ltd. (“PXRE”) and Argonaut Group, Inc. (“Argonaut Group” or “Argonaut”) entered into a merger agreement (the “Merger Agreement”) pursuant to which Argonaut Group became a wholly-owned subsidiary of PXRE on August 7, 2007 (the “Merger”). PXRE changed its name to Argo Group International Holdings, Ltd. upon the closing of the Merger. Immediately following the Merger, Argonaut Group’s pre-Merger shareholders held approximately 73% of Argo Group’s shares, with PXRE’s pre-Merger shareholders retaining approximately

27% of Argo Group’s shares. Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remained the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. Argo Group accounted for the Merger as a purchase business combination, using Argonaut Group’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of PXRE as of August 7, 2007.

In connection with the Merger, the Company’s common shares were approved for listing on the NASDAQ Global Select Market and trade under the symbol “AGII.”

The Company reorganized its corporate structure effective December 31, 2007. Argonaut Group and PXRE Corporation, two intermediate U.S. holding companies, merged, resulting in PXRE Corporation becoming the surviving entity and parent to the Company’s U.S. based operations and being renamed Argonaut Group. Argonaut Group became a subsidiary of Argo Financial Holding (Ireland) Limited (formerly named PXRE Holdings (Ireland) Limited) (“Argo Ireland”), which is directly owned by Argo Reinsurance Ltd. (“Argo Re”). Argo Re is directly owned by Argo Group.

In April 2008, the U.S. holding company was renamed Argo Group US Inc. (“Argo Group US”) and Peleus Reinsurance Ltd. was renamed Argo Re to strengthen the identity of the Argo brand.

In May 2008, the Company announced that it had effectively completed its acquisition of Heritage Underwriting Agency plc (“Heritage”), a London-based specialist insurer that had focused on underwriting worldwide property and non-U.S. liability risks.

See Note 2, “Business Acquisitions” in the Notes to the Consolidated Financial Statements for additional discussion of the Merger, the acquisition of Heritage and a pro forma presentation of financial results for the combined Company.

Business Segments and Products

For the year ended December 31, 2008, Argo Group’s operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty (formerly known as Select Markets), Reinsurance (formerly known as International Specialty) and International Specialty (now exclusive to the operating results of Heritage). Additionally, the Company has discontinued underwriting certain lines of business, including those lines which were previously reported in Argonaut Group’s Risk Management segment and other liability exposures for policies written in the 1960s, 1970s and into the mid-1980s as well as business previously written and classified by PXRE as property catastrophe and Lloyds of London. All of these lines and the related liabilities have been reclassified into the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 -75 and Note 7, “Segment Information” in the Notes to the Consolidated Financial Statements.

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

Three operations are included in Argo Group’s Excess and Surplus Lines business segment: Colony Group (“Colony”), Argo Pro and Argonaut Specialty. These three operations focus on underwriting surplus lines coverage but any of the three may write certain classes of business on an admitted basis for insureds with risk profiles that meet the Company’s underwriting standards.

Colony focuses on risks that the standard market chooses not to underwrite. Its operations are divided into three focused divisions: liability, property and automobile. Colony provides coverage to commercial enterprises including restaurants, contractors, day care centers, apartment complexes, condominium associations, manufacturers and distributors. A portion of its business, primarily transportation (commercial automobile) coverage, is written on an admitted basis. Colony’s average premium depends on the product and ranges from a low of approximately $2,500 to a high of $22,000 per policy. For the year ended December 31, 2008, Colony produced $473.4 million in gross written premiums.

Argo Pro is comprised of three divisions: Allied Medical (“AM”), Errors & Omissions (“EO”) and Environmental (“ENV”). AM targets medical facilities within the social services, miscellaneous healthcare, and long term care segments. EO targets insurance agents, lawyers, miscellaneous EO, employment practices and real estate related EO accounts. ENV targets storage tanks, dry cleaners pollution liability as well as other environmental related liability exposures. Argo Pro recently announced the acquisition of Insight Insurance, a specialty underwriter of architects and engineers, accountants and insurance. All Argo Pro divisions focus on small to medium size risks. Average premium size ranges from $5,200 to $13,700 depending on class of business. For the year ended December 31, 2008, Argo Pro produced $71.5 million in gross written premiums.

Argonaut Specialty writes risks, primarily on an excess and surplus lines basis, which are slightly larger in size and complexity than those traditionally targeted by Colony. It writes primary casualty, and excess/umbrella business for hard to place risks and/or distressed businesses that fall outside of the standard insurance market’s risk appetite. Primary casualty risks comprised 54% of Argonaut Specialty’s premium volume in 2008 and the average premium per policy was approximately $78,000. The excess/umbrella casualty division accounted for 46% of Argonaut Specialty’s premium volume during 2008 and the average premium per policy was approximately $52,000. For the year ended December 31, 2008, Argonaut Specialty wrote $139.4 million in gross written premiums.

Commercial Specialty. This segment provides property and casualty coverages designed to meet the specialized insurance needs of businesses within certain well defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a tightly focused underwriting appetite and a unique understanding of the businesses it serves. Five operations are included in the Company’s Commercial Specialty segment: Argo Select, Rockwood Casualty Insurance Company (“Rockwood”), Trident Insurance Services (“Trident”), Select Programs and Argo Surety.

Argo Select is the combination of Argonaut Great Central Insurance Company (“Great Central”) out of Peoria, Illinois and Grocers Insurance Agency, Inc. (“Grocers Insurance”) out of Portland, Oregon. Great Central’s operations specialize in three broadly defined areas: food and hospitality (restaurants, bakeries, catering, and hotels and motels), religious and other institutions (including related private schools and daycares), and specialty retail (dry cleaners, commercial launderers, linen supply, and uniform rental firms). Approximately 67% of Great Central’s gross written premiums were from the food and hospitality businesses, 17% were from religious and other institutions, and 16% were from the specialty retail businesses. Grocer’s operation provides property and casualty insurance coverage to privately-owned independent grocers throughout the United States. It also provides customized insurance products and risk management offerings to complementary retail market segments including convenience stores, retail shopping centers and furniture stores. Approximately 34% of Grocer’s gross written premiums were for property, 41% for general liability, and 25% for workers compensation. For the year ended December 31, 2008, Argo Select produced $182.4 million in gross written premiums.

Rockwood is recognized as a leading specialty underwriter for the mining industry. It also writes business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Rockwood’s strategy includes a strong commitment to its insureds, a highly experienced staff, and a dedication to the individual underwriting of risks. Approximately 58% of its premiums are written in Pennsylvania where it is the largest workers compensation insurer of independent coal mines. Rockwood writes policies on both a large deductible basis with average premium per policy of approximately $1,000,000 and on a guaranteed cost basis for the smaller commercial accounts with average premium per policy of approximately $7,200. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. The supporting lines of business represented less than 16% of Rockwood’s gross written premiums in 2008. For the year ended December 31, 2008, Rockwood produced $81.2 million in gross written premiums.

Trident functions as a managing general agency and is a nationally recognized program manager providing insurance products for small to intermediate sized accounts in targeted industries. In March 2008 Trident acquired Massamont Insurance Agency, extending its reach into New England and expanding its product range. Trident now manages programs serving public entities, public schools, private education (K-12), home heating dealers, student transportation, septic contractors, waste haulers and lawyers. Trident offers a full range of solutions including management, administration, professional claims and loss control services on a fee basis for pools as well as fully insured solutions for individual accounts in the industries it serves. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, employment practices, law enforcement liability, environmental liability, lawyers professional liability, student accident, police and firefighters accident, workers compensation, inmate medical and tax interruption. For the year ended December 31, 2008, Trident produced $146.0 million in gross written premiums and places and manages another $32.6 million for other carriers.

Select Programs selects and targets managing general underwriting programs that require specialized products and underwriting expertise. For the year ended December 31, 2008, Select Programs, currently one program, produced $21.0 million in gross written premiums.

Argo Surety, a start up in 2008, is an underwriting unit offering surety products to a diverse range of U.S. businesses operating in numerous industries. The focus of Argo Surety is to deliver high-quality surety credit solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements promulgated by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to in surety parlance as “Contract Bonds” or “Commercial Bonds.” Targeted industries in which Argo Surety will focus are construction (general, trade and service contractors), energy (coal, oil & gas and waste), manufacturing, and transportation. For the year ended December 31, 2008, Argo Surety produced $1.5 million in gross written premiums.

The Commercial Specialty segment also includes $78.8 million of gross written premium primarily related to workers compensation polices which are ceded to various state funds in exchange for a ceding commission for services provided.

Reinsurance. The Reinsurance segment underwrites international and U.S. reinsurance business. The segment’s primary business platform is Argo Re, a Bermuda Class 4 insurance company.

Argo Re focuses on underwriting property catastrophe excess of loss reinsurance for a relatively small number of cedants whose accounts are known by Argo Re underwriters. Argo Re will also underwrite property per risk and pro rata reinsurance on a select basis. The business written by Argo Re covers underlying exposures which are located throughout the world including the United States.

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

Argo Re’s 2008 activity was largely devoted to executing its initial business plan by beginning to write reinsurance business from January 1, 2008. During 2008, Argo Re wrote $80.1 million of gross written premiums. The Reinsurance segment also includes $46.3 million of gross written premiums from various other international reinsurance programs.

International Specialty. The International Specialty segment is focused on underwriting worldwide property and non U.S. liability insurance on behalf of underwriting syndicates, under the Lloyds of London (“Lloyds”) global franchise. The segment’s business platform, Heritage, based in London, comprised of three principal components:

•	Heritage Managing Agency, which manages the syndicates for the providers of capital;
•	Syndicate 1200, which underwrites the insurance risk on a year of account basis and Syndicate 3245, which underwrites a portion of the Heritage business;
•	Heritage Underwriting Agency, which participates with other capital providers on the Syndicates.

Heritage obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on behalf of third parties and investment of its own capital. The structure of the International Specialty segment includes the Company’s interest through Heritage, third party capital participants referred to as Trade Capital and third party capital attributable to individual members referred to as Names and Other Capital. Trade Capital reinsurers participate on a quota share basis, with 100% of their contractual participation in the syndicate results and such results are settled on a year of account basis. The flexibility in the sources of capital allows Heritage to manage its underwriting exposure over the insurance cycle with a view to maximizing profitability.

The table below represents the Company’s participation in the syndicates it manages by year of account:

Year of account	2009	2008	2007		2006
Participations on syndicate	1200	1200	1200	3245	1200	3245
Argo Group interest through Heritage	61%	54%	48%	28%	40%	27%
Third party - Trade capital	23%	24%	33%	34%	20%	30%
Third party - Names & other capital	16%	22%	19%	38%	40%	43%

In order to diversify risk and make more efficient use of capital, Syndicate 3245 was merged into Syndicate 1200 for the 2008 year of account, upon which underwriting activities have been carried out by two divisions within Syndicate 1200.

Heritage earns its income from return on the underwriting capital which is provided from its own resources, investment income on its capital resources and from commission earned from the management of third party capital. This commission is largely linked to profits earned on such capital.

Heritage devotes significant resources to risk management across the business. The underwriters adhere to strict limits within defined terms of responsibility. A comprehensive framework of reviews, both internal and external, and a number of customized IT systems enhance control.

Heritage’s worldwide property division concentrates mainly on underwriting short-tail risks with an emphasis on commercial property which are also exposed to catastrophes and other man-made or natural disasters. In underwriting the property portfolio, exposures are diversified geographically and by peril in order to manage the risks assumed and maximize return. The division maintains a flexible approach to underwriting and seems to identify and respond to opportunities in territories and classes of business as they arise.

Heritage’s liability division (formerly underwritten through Syndicate 3245) underwrites non-U.S. professional indemnity, international general liability and directors & officers insurance. In addition, around 5% of the syndicate premium income is written on a range of U.S. general liability risks.

Within these sectors the underwriters leverage opportunities across geographies and risk layers. Business is evaluated against risk and return requirements. Operating through Lloyds global franchise, Heritage is able to select the markets it operates in by their position in the insurance cycle and thus seek the most profitable business as Lloyds business is often bound across multiple syndicates. Both the worldwide property and the liability division lead a high proportion of business they underwrite.

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

Excess and Surplus Lines. Colony distributes its products through both a network of appointed wholesale excess and surplus lines agents and brokers. Approximately 67% of Colony’s premium volume during 2008 was produced through Colony wholesale agents that are appointed to underwrite, quote and issue policies subject to stringent parameters outlined in a detailed underwriting manual provided by Colony. The remaining 33% of Colony’s premium volume in 2008 was produced by Colony wholesale agents and brokers that submit that brokerage business to Colony underwriters to be underwritten, quoted and issued through Colony personnel.

Argo Pro and Argonaut Specialty use a select network of appointed excess and surplus lines brokers to distribute their products.

Commercial Specialty. Commercial Specialty’s distribution is multi-faceted, utilizing retail agents, direct to the insured, program managers and wholesale agents. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Great Central products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agent. Grocers Insurance markets its products and services through appointed and non-appointed independent agents that specialize in the grocery risks and on a direct basis in a limited number of states. Trident provides its insurance products and related services to the public entity sector through licensed retail agents and brokers in eligible states. Trident has a limited number of statewide program managers and exclusive distribution agency partners in select states. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States.

Reinsurance. Argo Re has obtained substantially all of its reinsurance business through intermediaries, which represent clients in negotiations for the purchase of reinsurance. None of the reinsurance intermediaries through whom Argo Re obtains this business are authorized to arrange any business in the Company’s name without its approval. Argo Re pays commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business assumed by Argo Re. These commission payments constitute part of total acquisition costs and are included in underwriting expenses.

International Specialty. Heritage obtains underwriting business from two main sources: Lloyds open market (where brokers approach the underwriters directly with individual insurance risk opportunities), and delegated authorities to other underwriting agencies (where Heritage delegates the underwriting decision on individual risks to agencies with which it has developed relationships over a number of years). In general each premium written on open market business is larger than premiums written by agencies to which delegated authority has been given.

Competition

The Company’s principal direct insurance competitors cannot be easily summarized. The Company’s principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies.

To remain competitive, the Company’s strategy includes, among other measures, (1) focusing on rate adequacy and underwriting discipline, (2) leveraging its distribution network, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings, (5) providing quality services to agents and policyholders and (6) acquiring suitable property and casualty books of business.

The Company’s insurance and reinsurance subsidiaries have a Financial Strength Rating from A.M. Best Company (“A.M. Best”). A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns Financial Strength Ratings ranging from “A++ (Superior)” to “S (Rating Suspended).” The Company’s insurance and reinsurance companies have a Financial Strength Rating of “A (Excellent)” with a stable outlook from A.M. Best. In February 2008, Great Central, formerly rated “A- (Excellent)” with a stable outlook, was upgraded to “A (Excellent)” with a stable outlook.

Standard & Poor’s Rating Services (“S&P”) assigns Financial Strength Ratings ranging from “AAA (Extremely Strong)” to “R (Regulatory Action)” with plus or minus designations for categories from AA to CCC to designate the relative standing within the category. The Company’s U.S. insurance subsidiaries have been rated “A- (Strong)” with a negative outlook by S&P. In addition, Argo Group US has an Issuer Credit Rating of “BBB- (Good)” with a negative outlook from S&P.

As all Lloyds policies are ultimately backed by London security a single market rating can be applied. Lloyds, as a market, is rated “A (Excellent)” by A.M. Best and “A+” by S&P.

Excess and Surplus Lines. Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies which operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to write selected accounts on an admitted basis.

Commercial Specialty. Due to the diverse nature of the products offered by the Commercial Specialty segment, competition comes from various sources. The majority of the competition comes from regional companies or regional subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for the Company’s public entity products is primarily from small to medium size commercial insurers as well as from state and regional risk pools.

Reinsurance. Argo Re competes with numerous major reinsurance and insurance companies. These competitors, many of whom have higher credit ratings, substantially greater financial, marketing and management resources than Argo Re, include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates.

International Specialty. The segment’s principal lines of business are written by numerous other insurance companies and syndicates at Lloyds. Competition for any one account may come from other Lloyds syndicates, international firms or smaller regional companies.

To remain competitive, Heritage’s strategy includes, among other measures, leveraging the Lloyds brand. As part of the Lloyds umbrella, Heritage shares Lloyds rating rather than having its own. In July 2008, Lloyds Insurer Financial Strength Rating was reaffirmed as “A” by A.M. Best and “A+” by S&P.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.

Bermuda

As a holding company, Argo Group is not subject to Bermuda insurance regulations. However, the Insurance Act of 1978 and related regulations, as amended (together, the “Insurance Act”), regulate the insurance business of Argo Re, the Company’s operating subsidiary in Bermuda, and provide that no person may carry on the insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Argo Re, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.

Argo Re

Effective December 31, 2007, Argo Group amalgamated its two Bermuda reinsurers, Peleus Re and PXRE Reinsurance Ltd. (“PXRE Bermuda”), with Peleus Re as the continuing company. Peleus Re, prior to the amalgamation, was a Class 3 general business insurer, and PXRE Bermuda was a Class 4 general business insurer. As a result of the amalgamation, Peleus Re was granted a Class 4 license under the Insurance Act. Effective April 7, 2008, the name of Peleus Re was changed to Argo Re.

The Insurance Act imposes on Bermuda insurance companies, including Argo Re, solvency and liquidity standards and auditing and reporting requirements, and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Specifically, the Insurance Act provides that the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Argo Re, as a Class 4 insurer, is required to maintain a minimum solvency margin equal to the greatest of: (a) $100.0 million, (b) 50% of net premiums written (with a deduction for ceded reinsurance from gross premiums written not exceeding 25% of gross premiums written) or (c) 15% of loss reserves. In addition, Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. If Argo Re’s total statutory capital and surplus falls to $75.0 million or less, it will have to comply with additional reporting requirements as mandated by the BMA.

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

At December 31, 2008, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act.

As a registered Class 4 insurer, Argo Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense reserves. The appointment of the loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Malkie Mayer, ACAS, MAAA of Argo Re has been approved to act as Argo Re’s loss reserve specialist.

Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of Argo Group’s common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to it that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its holding of Argo Group’s common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable

Dividends

The payment of dividends by Argo Re is limited under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (collectively, the “Insurance Act”). Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. As of December 31, 2008, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2008, the unaudited statutory capital and surplus of Argo Re was estimated to be $1.1 billion and the amount required to be maintained was estimated to be $100.0 million. The unaudited statutory net income was estimated to be $34.0 million. As of December 31, 2008, Argo Re’s total investments in subsidiaries and amounts due from its parent company, Argo Group, in its statutory balance sheet were approximately $0.7 billion.

United States

State Insurance Regulation

The Company’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. The Company currently has eleven insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group, as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, Louisiana, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company system. Generally, all material transactions among companies in the holding company system to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is designed to protect the Company’s policyholders rather than the Company’s shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters are areas that are regulated and supervised by the state in which they are domiciled.

Guarantee Associations

The Company’s U.S. insurance subsidiaries are participants in the statutorily created insolvency guarantee associations in all states where they are admitted licensed carriers. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations. Non-admitted business is neither supported by or subject to guaranty assessments.

Dividends

Effective December 31, 2007, Argonaut Group, Inc. and PXRE Corporation, two intermediate holding companies in the Argo Group holding company system, merged. PXRE Corporation was the surviving entity and was renamed Argonaut Group, Inc. Effective April 7, 2008, Argonaut Group, Inc. was renamed Argo Group US. As a result of the merger, all of the U.S. Subsidiaries became subsidiaries of Argo Group US.

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to its shareholders, for debt service and for its operating capital. The ability of the Company’s insurance and reinsurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed by the jurisdictions of domicile that regulate the Company’s immediate insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator. Argonaut Insurance Company was redomesticated from California to Illinois on December 31, 2006. On December 31, 2008, Argonaut Insurance Company paid an extraordinary dividend of its holdings in Rockwood Casualty Insurance Company, an affiliate, and Rockwood’s subsidiaries, to its sole shareholder, Argo Group US, valued at approximately $100.5 million. Argonaut Insurance Company also paid a dividend of certain fixed assets held by its subsidiary, Argonaut Group Inc. Properties, to Argo Group US, valued at approximately $21.6 million; however, such fixed assets had been non-admitted on a statutory basis by Argonaut Insurance Company. The dividends were made after receiving approval from the Illinois Division of Insurance. During 2009, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may not be permitted to pay dividends to the Company without approval from the Illinois Division of Insurance because of its extraordinary dividend in 2008, while Colony Insurance Company, domiciled in Virginia, may be permitted to pay dividends of up to $38.3 million in cash without approval from the Virginia Bureau of Insurance. Finally, Rockwood Casualty Insurance Company may be permitted to pay dividends of up to $11.8 million in cash without approval from the Pennsylvania Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

State laws require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Company would become subject to at least some of such regulations, would require approval by the five regulators of the Company’s U.S. Subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five regulators prior to such acquisition.

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

Terrorism Risk Insurance Act

On November 26, 2002, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA established a temporary Federal program that requires United States and other insurers writing specified commercial property and casualty insurance policies in the United States to make available in some policies coverage for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage made available may not differ materially from the terms, amounts and other coverage limitations applicable to losses arising from events other than acts of terrorism. The program had been set to expire on December 31, 2005; however, on December 22, 2005, the President of the United States signed into law the Terrorism Risk Insurance Extension Act of 2005, which modified and extended the existing program to the end of 2007.

Under TRIA, as amended, if an act is determined to be a covered terrorist act, then losses resulting from the act were ultimately shared among insurers, the federal government and policyholders. Generally, insurers were required to retain a defined deductible and 10% (15% in 2007) of losses above the deductible but can obtain reimbursement from the federal government for their covered losses in excess of those amounts, once certain aggregate industry loss triggers are met. Total reimbursement by the federal government was limited to $100 billion each year, and no insurer that had met its deductible would be liable for the payment of its portion of the aggregate industry insurer loss that exceeds $100 billion.

As amended, the entire TRIA program, including provisions authorizing Federal reimbursement of insurers and the requirement to make coverage available, was set to expire at the end of 2007. However, in December 2007 Congress passed HR 2761, which President Bush signed on December 26, 2007. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “Reauthorization Act”) extends the program for seven years and removes the distinction between domestic and foreign-inspired acts of terrorism. It does so without increasing the level of loss necessary to trigger the program ($100 million) or adding mandatory “make-available” requirement for attacks involving nuclear, biological, chemical or radiological weapons of mass destruction. The Reauthorization Act provides finite limits and some degree of legal certainty that insurer liability is limited by the existing $100 billion program cap and clarifies that insurer exposure is limited to its 20% deductible of prior year’s direct earned premium on TRIA covered lines plus 15% co-payment. It preempts other state and federal laws and requires that insurers disclose the cap to policyholders.

United Kingdom

FSA Regulations. Heritage’s operations are regulated by the U.K. Financial Services Authority (“FSA”) and franchised by Lloyds of London. The FSA has substantial powers of intervention in relation to the Lloyds managing agents (such as Heritage) which it regulates, including the power to remove their authorization to manage Lloyds syndicates. In addition, each year the FSA requires Lloyds to satisfy an annual solvency test which measures whether Lloyds has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyds fails this test, the FSA may require Lloyds to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with Heritage’s business strategy or financial assumptions, possibly resulting in an adverse effect on Heritage’s financial condition and operating results.

The FSA requires Lloyds to satisfy an annual solvency test. The solvency requirement, in essence, measures whether Lloyds has sufficient assets to meet the liabilities of its members. Further the Company has provided capital to Lloyds supporting its business plan and liabilities. Dividends from Heritage can be declared and paid provided the capital required by Lloyds is maintained.

Lloyds Regulations and Requirements. Heritage’s operations are franchised by Lloyds. The Lloyds Franchise Board requires annual approval of Heritage’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyds also imposes various charges and assessments on its member companies. If material changes in the business plans of Heritage were required by Lloyds, or if charges and assessments payable by Heritage to Lloyds were to increase significantly, these events could have an adverse effect on the operations and financial results of Heritage.

The financial security of the Lloyds market is regularly assessed by three independent rating agencies (A.M. Best, Standard & Poor’s, Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyds syndicates to be able to trade in certain classes of business at current levels. Heritage would be adversely affected if Lloyds current ratings were downgraded.

Other Applicable Laws. Lloyds worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse affect on Lloyds and its member companies, including Heritage.

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

Much of the Company’s reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, the insurance subsidiaries retain losses on claims to a specified amount and the reinsurers assume any losses above that amount. The Company’s retention limits vary by business segment. As of January 1, 2009 retention limits by segment were as follows:

•	Excess and Surplus Lines – from $500,000 up to $1.5 million per occurrence;
•	Commercial Specialty – from $500,000 up to $1.6 million per occurrence;
•	Reinsurance – Argo Re’s largest single line on a Catastrophe excess of loss program prior to its Property Catastrophe program is $30 million; and
•	International Specialty – Heritage, the net retention on a first loss, risk basis is from $1.0 million to a maximum of $7.5 million.

In addition to the above coverages, each year the Company purchases a combined package of excess of loss property catastrophe reinsurance (“Property Cat Treaties”) for its Excess and Surplus Lines, Commercial Specialty and International Specialty business segments exposed to property losses. This coverage is purchased to provide the Company with protection against high severity property loss events such as hurricanes, earthquakes and other natural disasters.

The Argo Group US Property Cat Treaty in effect as of year end 2008 provides the Company with coverage for losses and loss adjustment expenses incurred by the Company on a per occurrence basis, net of amounts recovered by the Company under any other reinsurance treaties applicable to the same occurrence. Coverage is provided within six defined layers of loss limits:

•	Layer 1 – 100% of $7.5 million excess of $7.5 million, for all occurrences with market losses less than or equal to $20 billion as defined by the Property Catastrophe Service (“PCS”);
•	Layer 2 – 95% of $15.0 million excess of $15.0 million;
•	Layer 3 – 95% of $30.0 million excess of $30.0 million;
•	Layer 4 – 95% of $40.0 million excess of $60.0 million;
•	Layer 5 – 95% of $50.0 million excess of $100.0 million;
•	Layer 6 – 95% of $20.0 million excess of $150.0 million.

The Argo Group US Property Cat Treaty described above provides the Company with coverage for each occurrence associated with a catastrophe loss event during its term, which is scheduled to be renewed in May 2009. The Company has available two reinstatements for Layers 1 and has available one reinstatement for each of Layers 2, 3, 4, 5 and 6.

The Heritage Property Cat program for the Direct and Facultative portfolio renewed as of January 1, 2009 and provides cover of $115 million excess an attachment point of $60 million per event. Coverage is provided as follows and provides coverage for trade capital providers as well as names:

•	80% of $40 million in limit excess an attachment point of $60 million on a worldwide basis, with one full reinstatement;
•

20% of $40 million in limit excess an attachment point of $60 million for the named territories of USA, Caribbean, Canada, Mexico, Europe, Japan, Australia and New Zealand, with one full reinstatement;

•	100% of $50 million excess of $100 million on a worldwide basis, with one full reinstatement;
•	40% of $15 million excess of $150 million on a worldwide basis, with one full reinstatement;
•	60% of $15 million excess of $150 million for Heritage’s United States, Canada, Mexico and Caribbean exposures, with one full reinstatement;
•	20% of $10 million excess of $165 million for Heritage’s United States, Canada, Mexico and Caribbean exposures, with one full reinstatement;
•	80% of $10 million in excess of $165 million for Heritage’s United States, Canada, Mexico and Caribbean exposures, with no reinstatement.

Additionally, the Company purchased for Heritage second and third event property catastrophe protection of $30 million excess of an attachment point of $30 million per occurrence. This cover provides protection for Heritage’s exposures to significant property catastrophe events worldwide.

Also, a Loss Franchise cover provides $20 million of property coverage for a single occurrence that exceeds $165 million gross loss to Heritage’s United States, Caribbean, Canadian and Mexican exposures. This cover provides no reinstatements.

The Company purchases for Heritage various Industry Loss Warranties (“ILW’s”), which provide a total of $25 million of protection for United States earthquake events that are equal to or exceed industry losses thresholds as defined by PCS. The ILW’s provide for no reinstatements. Cover is provided as follows:

•	$10 million of protection for PCS earthquake events equal to or greater than $25 billion;
•	$10 million of protection for PCS earthquake events equal to or greater than $40 billion;
•	$5 million of protection for PCS earthquake events equal to or greater than $50 billion.

The Company also purchases for Heritage, property catastrophe coverage for its International Treaty portfolio as follows:

•	100% of $2.5 million in excess an attachment point of $7.5 million for worldwide exposures not including the United States and Caribbean, with no reinstatement;
•	100% of $30 million in excess of $10 million for worldwide exposures not including the United States and Caribbean, with one full reinstatement;
•	100% of $10 million in excess of $40 million for worldwide exposures not including the United States and Caribbean, with no reinstatement;
•	55% of $10 million in excess of $50 million for worldwide exposures not including the United States and Caribbean, with one full reinstatement;
•	100% of $10 million in excess of $60 million for worldwide exposures not including the United States and Caribbean, with one full reinstatement.

For Argo Re, the Company purchased retrocessional covers to protect Argo Re from its exposure to significant property catastrophe events. Argo Re’s main Property Cat program provides the Company with $25 million in occurrence protection above an attachment point that varies between $50 million to $70 million, dependent on territory. Territories covered under the program include the United States, Europe, Japan and Australia. One reinstatement is provided and the aggregate limit for the treaty is $50 million. The cover is expected to renew at April 1, 2009.

In addition, the Company purchases protection for Argo Re which provides cover of $5 million above an attachment point of $65 million for its United States exposures. This cover does not provide for reinstatement. The Company also purchases an additional $10 million of protection for United States exposures above an attachment point of $95 million. The aggregate limit for this protection is $12.3 million, with one reinstatement provided for 23% of the limit.

For worldwide exposures other than the United States, Caribbean and Mexico, the Company purchases for Argo Re $15 million of cover excess an attachment point of $35 million, and $15 million excess an attachment of $50 million. Each cover provides for one full reinstatement.

Prior to the Merger, PXRE sponsored a catastrophe bond transaction. The transaction was a collateralized transaction with Atlantic & Western Re Limited II (“A&W II”), a special purpose Cayman Islands reinsurance company, which was accounted for as a derivative. This coverage was effective January 1, 2006 and provided second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. PXRE subsequently entered into agreements for the periods of July 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008, through which it sold catastrophe protection to a third party mirroring this collateralized facility. The fair value of A&W II is included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any change in the value on or after August 7, 2007 reflected in the Consolidated Statements of Income. As the coverage expired on December 31, 2008 with no event evoking the modeled loss trigger, the derivative liability has been estimated by management to have a fair value of zero at December 31, 2008. A&W II, the counterparty to the catastrophe bond, is a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”. The Company was not the primary beneficiary of this entity and was, therefore, not required to consolidate it in its consolidated financial statements.

The Company purchased two ILWs where each ILW provides the Company with $15 million of coverage, for a total of $30 million of protection for qualifying events. Qualifying events include U.S. property catastrophe events with industry losses equal to or greater than $30 billion as defined by PCS. No reinstatements are provided under these programs.

The Company also purchases for Argo Group US, reinsurance for catastrophe losses which might be incurred on policies issued for workers compensation coverage. Effective January 1, 2009, the Company purchased workers compensation catastrophe reinsurance providing coverage for losses in excess of $20.0 million up to a limit of $45.0 million with one reinstatement available. Maximum coverage provided for any one life under the terms of the contract is $7.5 million.

The Company also utilizes a variety of other reinsurance products to reduce the associated risk. These programs are implemented on an as needed basis.

Additional information relating to the Company’s reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 - 75 and Note 5, “Reinsurance” in the Notes to the Consolidated Financial Statements.

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

The Company is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Although the Company actively manages its exposure to catastrophes through its underwriting process an in an especially severe catastrophe or series of catastrophes could exceed its reinsurance protection and may have a material adverse impact on its results of operations and/or financial condition.

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

As discussed in the Regulation section beginning on page 9, in December 2007 Congress passed HR 2761, the Terrorism Risk Insurance Program Reauthorization Act of 2007, which President Bush signed on December 26, 2007. This act extends and modifies the TRIA through 2014, a temporary program initially enacted on November 26, 2002, which was modified and extended December 22, 2005. Under TRIA, as modified, if an act is determined to be a covered terrorist act, the losses are shared by insurers, policyholders and the federal government. The insurer must retain a deductible equal to 20% of the company’s direct earned premiums on TRIA covered lines. Once the deductible is met, an insurer must retain 15% of losses above it. The federal government will fund the balance although federal government reimbursement is limited to $100 billion each year. The Reauthorization Act of 2007 eliminated the distinction between foreign and domestic acts of terrorism.

Terrorism exclusions are not permitted for workers compensation policies under the new federal act or under the laws of any state or jurisdiction in which the Company operates. When underwriting existing and new workers compensation business, the Company considers the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to write or to renew certain business. However, even in lines where terrorism exclusions are permitted, because the Company’s clients may object to a terrorism exclusion in connection with business that the Company may still desire to write without an exclusion, some or many of its insurance policies may not include a terrorism exclusion. Given the retention limits imposed under the federal act and that some or many of the Company’s policies may not include exclusion for terrorism, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on the Company’s business, results of operations and/or financial condition. The Company is unable to predict what effect, if any, such losses may have on its operations and financial condition in the future.

The Company has discontinued underwriting certain lines of business; however, the Company is still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of other liability policies primarily written in the 1960s, 1970s and into the mid-1980s, with a limited number of claims occurring on policies written into the early 1990s. Also included in Run-off Lines is other business previously written and classified by PXRE as property catastrophe and Lloyds of London. Business formerly written in the Company’s Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on Run-off Lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 - 75 and Note 16, “Run-off Lines” in the Notes to the Consolidated Financial Statements.

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1998 through 2008. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1998 to 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. Amounts for the former PXRE companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for Heritage are not included for the years prior to 2008, the year of acquisition. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the years indicated. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.

Table I

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development (in millions)

(Net of Reinsurance)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Reserves for Losses and LAE (1)	$763.2	$706.5	$757.6	$929.6	$838.2	$965.5	$1,060.8	$1,394.8	$1,530.5	$1,863.3	$2,115.6
Cumulative Amount Paid as of (2)
1 year later	149.8	160.9	154.0	200.1	188.7	230.5	183.1	235.6	286.6	410.9
2 years later	274.0	282.8	255.1	327.5	348.8	354.1	341.9	435.2	517.8
3 years later	373.6	366.3	326.7	449.8	431.9	471.6	492.9	600.3
4 years later	442.8	426.4	394.2	509.5	514.0	588.5	614.0
5 years later	495.5	487.0	428.4	573.1	609.3	683.0
6 years later	550.2	517.3	471.9	656.3	688.0
7 years later	587.6	557.5	538.9	726.8
8 years later	624.7	622.0	597.7
9 years later	686.9	678.6
10 years later	746.5

Reserves Re-estimated as of (3)
1 year later	785.4	833.9	773.2	991.5	879.0	964.6	1,216.0	1,349.9	1,499.4	1,798.6
2 years later	884.3	835.6	820.3	1,034.0	889.9	1,158.2	1,196.3	1,331.4	1,472.5
3 years later	879.8	889.4	851.1	1,053.5	1,090.7	1,161.3	1,200.2	1,306.5
4 years later	934.5	919.6	875.7	1,084.9	1,099.7	1,187.3	1,196.0
5 years later	966.4	937.2	905.9	1,100.9	1,138.0	1,189.0
6 years later	980.1	968.4	921.8	1,141.9	1,142.6
7 years later	1,005.9	986.7	961.8	1,147.7
8 years later	1,030.5	1,027.3	964.7
9 years later	1,072.4	1,030.2
10 years later	1,075.9

Cumulative (Deficiency) Redundancy (4) (5)	(312.7)	(323.7)	(207.1)	(218.1)	(304.4)	(223.5)	(135.2)	88.3	58.0	64.7

Prior Yr. Cumulative (Deficiency) Redundancy	(309.2)	(320.8)	(204.2)	(212.3)	(299.8)	(221.8)	(139.4)	63.4	31.1	-

Change in Cumulative (Deficiency) Redundancy	$(3.5)	$(2.9)	$(2.9)	$(5.8)	$(4.6)	$(1.7)	$4.2	$24.9	$26.9	$64.7

(1)	Original estimated reserves for losses and LAE, net of reinsurance.
(2)	Cumulative amounts paid, net of reinsurance payments.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.
(5)

The Cumulative (Deficiency) Redundancy for each of the current year and prior year lines includes $176.2 million of (Deficiency) related to the commutation of the Adverse Development Contract (“ADC”) for each of the 2002 through 2004 years. There is no net effect to the change in Cumulative (Deficiency) Redundancy.

Table II

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development (in millions)

(Gross Reserves)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Reserves for Losses and LAE (1)	$935.8	$897.4	$930.7	$1,147.8	$1,281.6	$1,480.8	$1,607.5	$1,875.4	$2,029.2	$2,425.5	$2,996.6
Cumulative Amount Paid as of (2)
1 year later	177.8	218.9	190.0	246.0	236.7	316.2	275.2	335.6	358.9	499.5
2 years later	358.2	375.2	316.1	411.5	464.6	501.0	470.4	578.5	650.4
3 years later	490.8	481.6	404.8	594.1	596.1	638.8	645.5	784.1
4 years later	580.1	557.1	515.2	688.8	691.3	771.7	791.9
5 years later	646.4	659.4	577.7	762.8	798.5	882.2
6 years later	740.2	716.8	628.1	854.7	890.0
7 years later	792.7	762.7	700.0	934.6
8 years later	835.5	831.9	764.4
9 years later	902.3	893.8
10 years later	968.4

Reserves Re-estimated as of (3)
1 year later	990.1	1,048.3	966.2	1,265.3	1,370.1	1,489.5	1,604.1	1,792.0	1,960.1	2,369.6
2 years later	1,108.6	1,063.3	1,061.3	1,346.3	1,394.1	1,519.2	1,547.1	1,741.6	1,939.8
3 years later	1,115.1	1,167.6	1,094.0	1,381.4	1,425.7	1,486.5	1,540.8	1,727.4
4 years later	1,219.4	1,197.7	1,146.5	1,405.4	1,410.5	1,513.7	1,542.9
5 years later	1,247.2	1,242.8	1,167.7	1,406.0	1,455.6	1,515.5
6 years later	1,287.9	1,265.5	1,171.0	1,457.6	1,459.4
7 years later	1,305.1	1,270.9	1,218.3	1,461.4
8 years later	1,316.8	1,317.9	1,217.9
9 years later	1,365.2	1,318.4
10 years later	1,366.2

Cumulative (Deficiency) Redundancy (4)	(430.4)	(421.0)	(287.2)	(313.6)	(177.8)	(34.7)	64.6	148.0	89.4	55.9

Prior Yr. Cumulative (Deficiency) Redundancy	(429.4)	(420.5)	(287.6)	(309.8)	(174.0)	(32.9)	66.7	133.8	69.1	-

Change in Cumulative (Deficiency) Redundancy	$(1.0)	$(0.5)	$0.4	$(3.8)	$(3.8)	$(1.8)	$(2.1)	$14.2	$20.3	$55.9

(1)	Gross reserves for losses and LAE, prior to the effects of reinsurance.
(2)	Cumulative gross amounts paid, prior to the effects of reinsurance.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Excluded from the preceding tables are loss reserves of $135.7 million, which are classified as “Liabilities held for sale” as of December 31, 2007. Also excluded from the preceding tables is $0.8 million of unfavorable 2006 development attributable to the write down of a ceded risk cover underwritten by PXRE, which was acquired in the Merger. Also excluded from the preceding tables is $3.5 million unfavorable 2007 development attributable to facultative property claims underwritten by Heritage, which was acquired during 2008. The unfavorable development is excluded from the tables as the tables calculate development based on prior year recorded reserves which exclude the acquired reserves.

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

Net favorable loss development recognized in 2008 for prior accident years was a $61.2 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $39.6 million driven by favorable development of $15.2 million for property lines, $17.4 million for general liability lines, and $7.0 million favorable development spread across commercial multi peril, automobile and unallocated loss adjustment expense reserves. The Commercial Specialty segment had favorable loss development of $8.2 million, which includes: 1) $8.8 million of favorable loss reserve development in the liabilty lines which includes $5.0 million of favorable directors and officers development, 2) $4.0 million of favorable loss reserve development in the workers compensation lines, 3) $1.5 million of favorable loss reserve development in the property lines for the 2007 accident year, and 4) $6.1 million of unfavorable loss reserve development in automobile lines. The Reinsurance segment had favorable loss development of $2.7 million driven by favorable property loss reserve development on two reinsurance contracts. The Run-off Lines segment had favorable loss reserve development of $14.2 million primarily driven by: 1) $17.5 million of favorable loss reserve development mainly for PXRE property losses, 2) $1.7 million of favorable loss reserve development in risk management lines and 3) $5.0 million net unfavorable loss reserve development primarily related to asbestos and environmental liability reserves.

Net favorable loss development recognized in 2007 for prior accident years was a $31.1 million reduction to losses and LAE, excluding the $0.8 million of unfavorable development on the PXRE reserves, which were acquired in the Merger. The Excess and Surplus Lines segment had favorable development of $38.5 million which was caused by: 1) $24.3 million decrease to other liability and automobile reserves, 2) $5.3 million decrease to property reserves, 3) $2.9 million decrease to unallocated loss adjustment reserves and 4) $6.0 million reduction to reserves across other lines of business. The Commercial Specialty segment had favorable development of $14.8 million caused by: 1) $7.2 million decrease to other liability and auto reserves, 2) $11.7 million decrease to workers compensation reserves, 3) $0.4 million decrease to property reserves and 4) unfavorable development of $4.5 million from the unwinding of workers compensation discount. The Run-off Lines segment had unfavorable development of $22.2 million mainly driven by: 1) $28.8 million increase to other liability reserves primarily driven by increased asbestos and environmental reserves, 2) $7.0 million increase to workers compensation reserves, and $10.4 million decrease to liability and automobile reserves from the Company’s risk management business and 3) $3.2 million favorable development in medical malpractice reserves.

Net favorable loss development recognized in 2006 for prior accident years was a $44.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. The Commercial Specialty segment had $10.8 million of favorable development caused by the following: 1) $3.0 million reduction in lead paint reserves due to claims settlements, 2) $4.0 million of favorable loss development from ongoing actuarial reviews, 3) unfavorable development of $2.3 million from the unwinding of workers compensation discount and, 4) $0.6 million increase in unallocated loss adjustment expenses. In addition, the segment had $6.7 million of favorable development from casualty and property business related to public entity reserves. The Run-off Lines segment had $0.4 million of favorable development attributable to the following: 1) $12.2 million increase to other liability asbestos losses, 2) $4.7 million increase to unallocated loss adjustment expenses, 3) $7.0 million decrease to medical malpractice losses, 4) $9.6 million reduction to workers compensation reserves, and 5) $0.7 million decrease attributable to other lines.

Net favorable loss development recognized in 2005 for prior accident years was a $20.3 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. The ADC deferred gain amortization during the year prior to the commutation reduced prior accident years’ loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years’ loss by $7.0 million. The Excess and Surplus Lines segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses, and a $7.6 million reduction spread across other lines as losses generally developed favorably. The Commercial Specialty segment had $4.2 million of favorable development due to the following: 1) $3.8 million of favorable development related to favorable trends in public entity casualty and property lines of business, which is net of $2.0 million of adverse development on property losses for 2004 hurricanes and 2) $0.4 million favorable development resulting from regular and ongoing actuarial analyses. The Run-off Lines segment had $5.2 million in unfavorable development primarily due to the following: 1) $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years in the Company’s risk management business, partially offset by $5.5 million of unfavorable development in workers compensation, which was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, 2) unfavorable prior year development of $4.3 million due to an increase in asbestos and environmental unallocated loss adjustment expenses and 3) $2.0 million primarily related to reduced ceded losses resulting from an increase to the allowance for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

Net unfavorable loss development recognized in 2004 for prior accident years was $1.0 million. The Excess and Surplus Lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The Commercial Specialty segment had unfavorable development of $3.5 million which was caused by the impact of the workers compensation loss reserve discount on prior accident years along with other minor actuarial adjustments. There was a net $5.3 million of favorable development on the risk management products within the Run-off Lines segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Amortization of the deferred gain on the ADC reduced prior accident year loss expense by $2.3 million during 2004.

Loss development recognized in 2003 was primarily the result of the Company’s Excess and Surplus Lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, Run-off Lines segment recorded adverse development on one account in the amount of approximately $5.0 million and increased the allowance for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The Run-off segment also decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for Run-off Lines segment by $59.8 million related to asbestos and environmental claims incurred on policies written primarily from the 1960s to the mid-1980s. Adverse development during 2001 was primarily attributable to reserve strengthening of the workers compensation business within the Run-off Lines segment.

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

The Company’s investment policy is approved by the Board of Directors and its Investment Committee, who regularly monitor overall investment results and compliance with investment objectives and guidelines. The investment policy specifies minimum levels of overall credit quality as well as maximum levels of issuer and sector concentration in order to achieve an appropriate level of diversification. The policy also provides guidelines on overall duration for the fixed income portfolio and market capitalization for the equity portfolio. At December 31, 2008, the fixed income securities had an average credit quality of AA+, duration of 3.0 years, and approximately 99.8% were rated as investment grade.

The Company’s investment strategy is to maximize total after-tax returns while generating acceptable levels of investment income, subject to appropriate levels of risk. The Company manages the duration of the fixed income portfolio relative to the aggregate duration of the insurance and reinsurance liabilities. Although the Company generally intends to hold fixed income securities to maturity, it may re-evaluate its position based upon market conditions and the underlying fundamentals of securities.

The Company primarily utilizes three professional fixed income managers to manage the fixed income portfolios of the insurance subsidiaries under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” on page 60.) Certain short-term investments and other strategic investments are managed internally.

Additional information relating to the Company’s investment portfolio is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 - 75 and Note 4, “Investments” in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2008, the Company had 1,359 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursement programs. Management believes that the Company’s relationship with its employees is good.

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

Argo Group cannot predict whether market conditions will improve, remain constant or continue to deteriorate. Negative market conditions may impair our ability to write insurance and reinsurance at rates that Argo Group considers appropriate relative to the risk assumed. If Argo Group cannot write insurance or reinsurance at appropriate rates, its ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on Argo Group’s business, results of operations and/or financial condition.

Argo Re operates in a highly competitive environment and no assurance can be given that Argo Re will be able to compete effectively in this environment.

Argo Re competes with numerous companies including reinsurers that provide property-based lines of reinsurance, such as ACE Tempest Reinsurance Ltd., Arch Reinsurance Ltd., Aspen Insurance Holdings Limited, AXIS Reinsurance Company, Endurance Specialty Insurance Ltd., Everest Reinsurance Company, IPC Re Limited, Lloyds of London syndicates, Montpelier Reinsurance Ltd., Munich Reinsurance Company, Partner Reinsurance Company Ltd., Platinum Underwriters Holdings, Ltd., Renaissance Reinsurance Ltd., Swiss Reinsurance Company and XL Re Ltd. Although Argo Re employs an experienced management team, has strengthened its capital position, and has secured a financial strength rating of “A” rating from A.M. Best, no assurance can be given that Argo Re will be able to compete successfully in the reinsurance market.

Argo Group’s insurance and reinsurance subsidiaries have exposure to unpredictable and unexpected industry practices, catastrophes, and terrorist acts which can materially and adversely affect its business, results of operations and/or financial condition.

Emerging Claims. Changes in industry practices and legal, judicial, social and other environmental conditions may have an unexpected adverse impact on claims and coverage issues. These issues may adversely affect Argo Group’s business such as extending coverage beyond its underwriting intent or increasing the number or size of expected claims. In some instances, these changes may not become apparent until some time after insurance or reinsurance contracts which are affected were issued. As a result, the full extent of liability under Argo Group’s insurance or reinsurance contracts may not be known for many years after contracts are issued, and the Company’s financial position and results of operations may be materially and adversely affected in such future periods. The effects of these and other unforeseen emerging claims and coverage issues are inherently difficult to predict.

Catastrophic Losses. Argo Group is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and intentional man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although Argo Group will actively manage its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance protection and may have a material adverse impact on Argo Group’s business, results of operations and/or financial condition. Also, it is possible that a series of catastrophic events could occur with unusual frequency in a given period which, although individually not severe enough to reach the attachment point of reinsurance protection, in the aggregate could have a material adverse impact on the Company.

Further, as a reinsurer of property catastrophe-type coverage in the worldwide marketplace, Argo Re’s operating results in any given period will depend to some extent on the number and magnitude of such natural and man-made catastrophes. While Argo Re may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Argo Re’s operating results and/or financial condition. This could, in turn, result in a material adverse impact on Argo Group’s business, results of operations and/or financial condition.

Terrorism. Argo Group may also have exposure to losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that Argo Group considers unattractive, direct insurers, like Argo Group’s primary insurance company subsidiaries, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, Argo Group, in its capacity as a primary insurer, would have a significant gap in its reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These events are inherently unpredictable. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility remains that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law by the U.S. President on December 26, 2007. This law renews the prior federal terrorism risk insurance program through December 31, 2014. The program includes protections for acts of domestic terrorism. The insurer deductible is fixed at 20% of an insurer’s direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014.

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

Our business is dependent upon insurance and reinsurance agent and brokers and the loss of these important relationships could materially adversely affect our ability to market our products and services. Additionally, our reliance on such agents and brokers subjects us to their credit risk.

We market our insurance and reinsurance products primarily through agents and brokers. In any given period we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships could have a significant impact on our ability to market our products and services.

In accordance with industry practice, we may pay amounts owed on claims under our insurance and reinsurance contracts to brokers who in turn remit these amounts to our insureds or reinsureds. Although the law is unsettled and depends upon the facts and circumstances of each particular case, in some jurisdictions, if an agent or broker fails to remit funds delivered for the payment of claims, we may remain liable to our insured or reinsured ceding insurer for the deficiency. Likewise, in certain jurisdictions, when the insured or reinsured pays the remitting funds to our agent or broker in full, our premiums are considered to have been paid in full, notwithstanding that we may or may not have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with certain agents and brokers with whom we transact business.

Argo Re’s inability to provide the necessary collateral could affect Argo Re’s ability to offer reinsurance in certain markets.

Argo Re is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers in statutory financial statements unless appropriate security is in place, Argo Re anticipates that its reinsurance clients will typically require it to post a letter of credit or other collateral. If Argo Re is unable to arrange for security on commercially reasonable terms, Argo Re could be limited in its ability to write business for certain of its clients.

As of December 31, 2008, Argo Re had three committed letter of credit facilities totaling $310.0 million and an uncommitted facility that allows for letters of credit to be issued subject to the satisfactory collateral being provided to the issuing bank. The Company is currently in the process of renewing one of these facilities which has $110.0 million of committed capacity.

At December 31, 2008, Argo Re has issued letters of credit in the amount of $94.0 million, of which $84.0 million were in the committed facilities and $10.0 million in the uncommitted facility, leaving an unutilized committed capacity of $226.0 million. The issued letters of credit were secured by cash and securities with a fair value of $120.2 million.

Argo Group may incur income statement charges if the reserves for losses and loss adjustment expenses are insufficient. Such income statement charges could be material, individually or in the aggregate, to the Company’s financial condition and operating results in future periods and could result in rating agency actions and/or the need to raise capital.

Argo Group maintains reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and as a consequence, management’s estimates may change from time to time. Because establishment of the reserves for losses and loss adjustment expenses is an inherently uncertain process involving estimates, currently established reserves may not be sufficient or estimates of ultimate losses and loss adjustment expenses may increase.

The Company has received asbestos and environmental liability claims arising out of other liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Argo Group has a specialized claims unit that investigates and adjusts asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All policies currently being issued by Argo Group’s insurance subsidiaries contain this exclusion. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of Argo Group’s potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

•	potentially long waiting periods between exposure and emergence of any bodily injury or property damage;
•	difficulty in identifying sources of environmental or asbestos contamination;
•	difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage;
•	changes in underlying laws and judicial interpretation of those laws;
•	potential for an environmental or asbestos claim to involve many insurance providers over many policy periods;
•	long reporting delays from insureds to insurance companies;
•	historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims;
•	questions concerning interpretation and application of insurance coverage; and
•	uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Argo Group’s management believes that these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. Argo Group establishes reserves to the extent that, in the judgment of its management, the facts and prevailing law reflect an exposure for Argo Group not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. The Company has annually reviewed its loss and loss adjustment expense reserves for its run-off lines of business, including its asbestos and environmental claims. The review entails a detailed analysis of its direct and assumed exposure. The Company has traditionally engaged a consulting actuary to assist it in determining a best estimate of ultimate losses, and Argo Group’s management evaluates that estimate in assessing the adequacy of the runoff loss and loss adjustment expense reserves. Argo Group completed the 2008 analysis during the third quarter. As a result of this analysis, Argo Group recorded an additional $9.1 million in loss reserves for the year ended December 31, 2008, which was partially offset by a $4.5 million reduction to ceded bad debt. Argo Group will continue to monitor industry trends and its own experience in order to determine the adequacy of its environmental and asbestos reserves.

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

Because of all of the above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Income statement charges that would result from such increases, if any, cannot now be reasonably estimated. Such charges could be material, individually or in the aggregate, to Argo Group’s future operating results and financial condition and could result in rating agency actions and/or the need to raise capital. The Company can provide no assurances such capital will be available. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed.

Additional information relating to the Company’s reserves for losses and loss adjustment expense is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41—75 and Note 7 “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Argo Group may be adversely affected by foreign currency fluctuations.

Although Argo Group foreign subsidiaries’ functional currency is the U.S. Dollar, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. With the acquisition of Heritage foreign currency exposure has increased. Argo Group is exposed to the possibility of significant claims in currencies other than U.S. Dollars. Argo Group may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect its operating results. We may, from time to time, experience losses resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.

Argo Group faces a risk of non-availability of reinsurance, which could materially and adversely affect its business, results of operations and/or financial condition.

As is common practice within the insurance industry, Argo Group transfers a portion of the risks insured under its policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge Argo Group’s subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. Argo Group is selective in regard to its reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. Argo Group performs credit reviews on its reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. Argo Group also requires assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on Argo Group’s business, results of operations and/or financial condition.

Argo Group may be unable to attract and retain qualified employees and key executives.

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

Argo Group’s Bermuda Subsidiary. Argo Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda. Changes in Bermuda insurance statutes, regulations and the policies of the BMA could result in restrictions on Argo Re’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy.

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

The U.S. insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they do business. Such supervision and regulation is designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to various aspects of our business. State insurance departments also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

U.K. Financial Services Authority (FSA) Regulations. Heritage’s operations are regulated by the FSA and franchised by Lloyds. The FSA has substantial powers of intervention in relation to the Lloyds managing agents (such as Heritage) which it regulates, including the power to remove their authorization to manage Lloyds syndicates. In addition, each year the FSA requires Lloyds to satisfy an annual solvency test which measures whether Lloyds has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyds fails this test, the FSA may require Lloyds to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with Heritage’s business strategy or financial assumptions, possibly resulting in an adverse effect on Heritage’s financial condition and operating results.

Lloyds of London Regulations and Requirements. Heritage’s operations are franchised by Lloyds. The Lloyds Franchise Board requires annual approval of Heritage’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyds also imposes various charges and assessments on its member companies. If material changes in the business plans of Heritage were required by Lloyds, or if charges and assessments payable by Heritage to Lloyds were to increase significantly, these events could have an adverse effect on the operations and financial results of Heritage.

The financial security of the Lloyds market is regularly assessed by three independent rating agencies (A.M. Best, Standard & Poor’s, Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyds syndicates to be able to trade in certain classes of business at current levels. Heritage would be adversely affected if Lloyds current ratings were downgraded.

Other Applicable Laws. Lloyds worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse affect on Lloyds and its member companies, including Heritage.

Risks Related to the Corporate Structure

Some aspects of Argo Group’s corporate structure and applicable insurance regulations may discourage or impede sale of the company, tender offers, or other mechanisms of control.

Argo Group’s bye-laws generally permit transfers of Argo Group common shares unless the board of directors determines a transfer may result in a non-de minims adverse tax, legal or regulatory consequence to Argo Group, any Argo Group subsidiary or any direct or indirect shareholder of Argo Group or its affiliates. Argo Group may refuse to register on its share transfer records any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any Argo Group shares purchased which violate the restrictions and as to the transfer of which registration is refused.

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

The Companies Act 1981 of Bermuda, which applies to Argo Group, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, the company’s right to enter into business transactions with shareholders without prior approval from shareholders, committee organization and the scope of indemnification available to directors and officers.

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

Several class action lawsuits have been filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. on behalf of a putative class consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. The complaints allege, among other things, that PXRE Group Ltd. and certain of its former officers made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. The Company’s motion to dismiss the consolidated class complaint is currently pending before the court. It is possible that additional lawsuits and administrative or regulatory proceedings arising out of these events and allegations could be brought against Argo Group in the future.

PXRE Group Ltd. and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional investors against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Sections 12(a)(2) of the Securities Act of 1933. In addition, the complaint alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The Company’s time to respond to the complaint has been extended to March 11, 2009 and the Company intends to file a motion to dismiss the complaint.

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages which ultimately may be associated with the pending class action litigation, Private Placement lawsuit or any future proceedings regarding the above matters. Nor can Argo Group currently predict the timing of any rulings, trials or other significant events relating to such matters. Given these limitations and the inherent difficulty of projecting the outcome of matters in litigation, Argo Group cannot reasonably estimate at this time the possible loss, range of loss or legal costs which are likely to arise out of the pending securities litigation or any future proceedings. The Company has insurance protection but a settlement above the coverage amount could impact the Company’s financial condition.

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

We recently acquired Heritage and there can be no assurance that we will fully realize the expected benefits of the Heritage acquisition. Additionally, as a result of this acquisition we are subject to the actions of various U.K. regulatory bodies and our mandatory compliance with future regulations may have an adverse effect on our business and/or operations.

In order to realize the benefits of the Heritage acquisition, our management will be required to devote considerable effort to projects such as upgrading and integrating financial, actuarial, underwriting, and other systems and preparing financial reports on a timely basis. No assurances can be given as to the impact these efforts may have on our operations. In addition, no assurances can be given as to how much business Lloyds will permit Heritage to write in 2009 and subsequent years nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Heritage in 2008 and prior underwriting years. The Company has recorded intangible assets related to the acquisition of Heritage based on assumptions of anticipated benefits. These intangible assets may become impaired if anticipated benefits are not achieved, resulting in a corresponding impact on our results of operations and financial condition.

Argo Group’s success will depend on our ability to maintain and enhance effective operating procedures and internal controls.

We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

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

We utilize a number of strategies to mitigate our risk exposure including:

•	engaging in vigorous underwriting;
•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and
•	ceding insurance risk to reinsurance companies.

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

Ratings with respect to claims paying ability and financial strength are important factors in establishing the competitive position of insurance companies and will also impact the cost and availability of capital to an insurance company. Ratings by A.M. Best and S&P represent an important consideration in maintaining customer confidence in Argo Group and in its ability to market insurance products. Rating organizations regularly analyze the financial performance and condition of insurers.

All of Argo Group’s insurance and reinsurance subsidiaries have a Financial Strength Rating of “A (Excellent)” (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. S&P has assigned a Financial Strength Rating of “A- (Strong)” to Argo Group’s U.S. insurance subsidiaries with a negative outlook. Argo Group US has an Issuer Credit Rating of “BBB- (Good)” with a negative outlook from S&P.

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

The risk-based capital system in The Insurers Model Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event, and (iv) Mandatory Control Level Event. As of December 31, 2008, all U.S. subsidiaries had risk-based capital ratios that exceed specified minimums. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulation.

Argo Group may incur significant additional indebtedness.

As of December 31, 2008, Argo Group had outstanding $50.0 million of debt incurred pursuant to Argo Group US’s credit facility, in addition to an aggregate of $311.4 million of subordinated debt. The Company acquired $67.3 million in floating rate loan stock in the acquisition of Heritage. Argo Group may seek to incur additional indebtedness either through the issuance of public or private debt or through bank or other financing. The funds raised by the incurrence of such additional indebtedness may be used to repay existing indebtedness of the parties, including amounts borrowed under Argo Group US’s credit facility, Argo Group’s outstanding subordinated debt and Argo Group’s floating rate loan stock, or for general corporate purposes of Argo Group, including additions to working capital, capital expenditures, investments in subsidiaries or acquisitions.

This additional indebtedness, particularly if not used to repay existing indebtedness, could limit Argo Group’s financial and operating flexibility, including as a result of the need to dedicate a greater portion of its cash flows from operations to interest and principal payments. It may also be more difficult for Argo Group to obtain additional financing on favorable terms, if at all, limiting Argo Group’s ability to capitalize on significant business opportunities and making Argo Group more vulnerable to economic downturns.

Argo Group is a holding company and if its subsidiaries do not make dividend payments to Argo Group, Argo Group may not be able to pay dividends or other obligations.

Argo Group is a holding company with no operations or significant assets other than the share capital of its subsidiaries. Argo Group will rely primarily on cash dividends from its subsidiaries to pay its operating expenses, including debt service payments, shareholder dividends, if any, income taxes and other obligations that may arise from time to time. Argo Group expects future dividends and other permitted payments from these subsidiaries to be its principal source of funds to pay expenses and dividends. The payment of dividends by Argo Group’s insurance and reinsurance subsidiaries to Argo Group is limited under Bermuda law, Irish law and under certain insurance statutes of various U.S. states in which they are licensed to transact business, including Illinois, Virginia and Pennsylvania insurance law, which are the states of domicile for Argonaut Insurance Company, Colony Insurance Company and Rockwood Casualty Insurance Company, Argo Group US’s directly owned insurance subsidiaries. Argo Group’s U.S. insurance subsidiaries are subject to state regulatory restrictions that limit the maximum amount of annual dividends or other distributions, including loans or cash advances, available to shareholders without prior approval of the state regulatory authorities. During 2009, Argonaut Insurance Company may not be permitted to pay dividends to the Company without approval from the Illinois Division of Insurance because of its extraordinary dividend in 2008, while Colony Insurance Company may be permitted to pay dividends of up to $38.3 million in cash without approval from the Virginia Bureau of Insurance. Rockwood Casualty Insurance Company may be permitted to pay dividends of up to $11.8 million in cash without approval from the Pennsylvania Department of Insurance.

Bermuda insurance laws require Argo Re to maintain certain measures of solvency and liquidity, and further limit the amount by which we can reduce surplus without prior regulatory approval.

We may be adversely affected by changes in economic conditions, including inflation and changes in interest rates.

The effects of inflation could cause the cost of claims from catastrophes or other events to rise in the future. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Additionally, our operating results are affected, in part, by the performance of our investment portfolio. As discussed in greater detail below, our investment portfolio may be adversely affected by inflation or changes in interest rates.

Interest rates are highly sensitive to many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, an increase in interest rates could have a material adverse effect on our book value.

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

Argo Group’s portfolio of investments in fixed income and short-term securities may be adversely affected by changes in inflation and/or interest rates which, in turn, may adversely affect operating results. The fair market value and investment income of these assets fluctuate with general economic and market conditions. Generally, the fair market value of fixed income securities decreases as interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk.

The Company’s investment portfolio includes a percentage of mortgage-backed securities collateralized by sub prime residential loans. The Company’s investment portfolio includes sub prime mortgage-backed securities issued over several years from 2001 through 2006. The majority of the underlying mortgage loans on the Company’s sub prime securities are fixed rate, with less than 1% of the consolidated investment portfolio with floating rates. Securities issued in 2006 comprise less than 1% ($3.7 million fair value) of the consolidated investment portfolio and are all rated AAA. The Company’s exposure to unrealized losses on securities with sub prime exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company and its investment managers closely monitor the performance of sub prime assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has never purchased collateralized debt obligations or mortgage derivatives.

In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth and the potential for increased insurance and reinsurance exposures, which could have a material and adverse impact on our results of operations, financial condition, business and operations.

Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At December 31, 2008, the total fair value of these securities was $496.2 million, or 12.4% of the consolidated investment portfolio. Additional information relating to the Company’s third-party guarantee exposure is included in Item 7A “Quantitative and Qualitative Disclosure about Market Risks” on pages 75 – 79.

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

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include – but are not limited to – maximum percentages of investment in certain types of securities, minimum levels of credit quality, and Option-Adjusted Duration guidelines. No issuer (excluding U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 1.7% of shareholders’ equity as of December 31, 2008.

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

Our investment portfolio may suffer material losses.

During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income, and we could incur realized investment losses, which could materially and adversely affect our results of operations, financial position and/or liquidity.

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2008, goodwill and intangible assets represented approximately 19.0% of shareholders’ equity.

Members of our board of directors may have conflicts of interests.

Members of our board of directors may have interests that are different from, or in addition to, the interests of our shareholders generally. These persons could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us, but beneficial to themselves or their affiliates or to other companies in which they invest or with whom they have a material relationship.

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

Argo Group and Argo Group’s non-U.S. subsidiaries have operated and intend to continue to operate in a manner that should not cause them to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that should not cause any of such non-U.S. subsidiaries to be doing business through a permanent establishment in the United States) and, thus, Argo Group believes that it and its non-U.S. subsidiaries should not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income and excise taxes on insurance or reinsurance premiums). However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the United States Internal Revenue Service (“IRS”) will not contend successfully that one of the non-U.S. subsidiaries is engaged in a trade or business, or carrying on business through a permanent establishment, in the United States.

Dividends paid by Argo Group’s U.S. subsidiaries to Argo Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.

Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the Republic of Ireland and the United States, which we refer to as the Irish Treaty, reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that Argo Ireland is not eligible for benefits under the Irish Treaty, any dividends paid by Argo Group’s U.S. subsidiaries to Argo Ireland would be subject to the 30% withholding tax. Such a result could have a material adverse effect on Argo Group’s financial condition and operating results.

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

The Organisation for Economic Cooperation and Development and other multinational organizations are considering measures that might increase our taxes and reduce Argo Group’s net income

The Organisation for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with not substantial domestic activity. We are not able to predict what changes will arise form the commitment or whether such changes will subject us to additional taxes.

Our non-U.S. companies may be subject to U.K. tax.

We intend to operate in such a manner so that none of our companies other than Heritage, which manages Syndicate 1200 at Lloyds, Heritage Group Services, Ltd., Heritage Group Investments, Ltd., Heritage Managing Agency, Ltd. and Heritage Direct, Ltd. should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than the Heritage Group should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Argo Group leases office space in Bermuda, where its principal executive offices are located. Argo Group US leases office space San Antonio, Texas, for its United States headquarters, Trident subsidiary company, and for certain support functions associated with Argonaut Insurance Company. Argo Group also leases space in the following locations:

•	New York City, New York (Argo Group U.S and Argo Specialty)
•	Edison, New Jersey, (Argo Group US)
•	Brussels, Belgium (Argo Solutions)
•	Chicago, Illinois (Argo Group US Commercial Specialty)
•	Richmond, Virginia (Colony and Argonaut Specialty)
•	Rockwood, Pennsylvania (Rockwood)
•	Portland, Oregon (Grocers Insurance)
•	Redwood City, California (Argonaut Insurance Company)
•	Peoria, Illinois (Great Central)
•	Houston, Texas (Argo Surety)
•	Boston and Greenfield, Massachusetts (Massamont)
•	London, England (Heritage)

In addition, the Company has entered into other leases in conjunction with its operations at various geographic locations throughout the world. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Argo Group believes the facilities it occupies are adequate for the purposes in which they are currently used and are well maintained.

Item 3. Legal Proceedings

Several class action lawsuits have been filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. on behalf of a putative class consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. The complaints allege, among other things, that PXRE Group Ltd. and certain of its former officers made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. The Company’s motion to dismiss the consolidated class complaint is currently pending before the court. It is possible that additional lawsuits and administrative or regulatory proceedings arising out of these events and allegations could be brought against Argo Group in the future.

PXRE Group Ltd. and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional investors against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Sections 12(a)(2) of the Securities Act of 1933. In addition, the complaint alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The Company’s time to respond to the complaint has been extended to March 11, 2009 and the Company intends to file a motion to dismiss the complaint.

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages which ultimately may be associated with the pending class action litigation, Private Placement lawsuit or any future proceedings regarding the above matters. Nor can Argo Group currently predict the timing of any rulings, trials or other significant events relating to such matters. Given these limitations and the inherent difficulty of projecting the outcome of matters in litigation, Argo Group cannot reasonably estimate at this time the possible loss, range of loss or legal costs which are likely to arise out of the pending securities litigation or any future proceedings. The Company has insurance protection but a settlement above the coverage could impact the Company’s financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for the Company’s common stock for fiscal years 2008 and 2007:

	2008		2007
	High	Low	High	Low

First Quarter	$42.06	$33.08	$52.70	$43.40
Second Quarter	39.68	33.26	51.00	42.50
Third Quarter	43.15	32.10	48.60	38.40
Fourth Quarter	39.14	24.35	45.84	37.49

Prices up through the date of the Merger are for PXRE, as the legal acquirer. Prices reflect the adjustment for the 1-for-10 reverse stock split which occurred on August 7, 2007.

On February 26, 2009, the closing price of the Company’s common stock was $28.27.

Holders of Common Stock

The number of holders of record of the Company’s common stock as of February 26, 2009 was 1,752.

Dividends

The dividend policy of the Company is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. For the years ended December 31, 2008 and 2007, Argo Group and its predecessor, PXRE did not pay any dividends to common shareholders. On June 6, 2007, the Board of Directors of Argonaut Group declared a special dividend of $1.65 per common share to its shareholders of record as of June 26, 2007. The special dividend, totaling $57.1 million, was paid to Argonaut Group’s shareholders on July 10, 2007. The declaration and payment of future dividends to the Company’s shareholders will be at the discretion of the Company’s Board of Directors and will depend upon the factors noted above.

Sale of Unregistered Securities

During the year ended December 31, 2008, the Company did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2008, the Company did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150 million of Argo Group’s common stock. The Company began repurchasing shares on April 22, 2008, and as of December 31, 2008 had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of the Company’s common stock that was repurchased or surrendered during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
October 1 through October 31, 2008	-	$-	-	144,856,935
November 1 through November 30, 2008	384	$32.45	-	144,856,935
December 1 through December 31, 2008	-	$-	-	144,856,935

Total	384	$32.45	-	144,856,935

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended December 31, 2008, the Company received 384 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on PXRE Group Ltd. (the legal predecessor to the Company) Common Stock with the cumulative total return of investments in the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph assumes the investment of $100 on December 31, 2003 in Common Stock of PXRE Group Ltd., the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. Note: The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Argo Group International Holdings, Ltd. (1)	100.00	108.03	56.74	20.18	18.45	14.85
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Insurance P&C	100.00	109.61	119.82	139.67	150.81	116.73

(1)

As noted above, the chart reflects the performance of a $100 investment in PXRE Group Ltd. stock on December 31, 2003. A $100 investment in Argonaut Group, Inc. stock on December 31, 2003 would have been worth $152.15 on December 31, 2008.

Item 6. Selected Financial Data

The following selected financial data is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 on pages 41 - 75 and the consolidated financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data” beginning on page F-1.

	For the Years Ended December 31,
(in millions except per share amounts)	2008 (a)	2007 (b)	2006	2005	2004

Statement of Operations Data
Gross written premiums	$1,601.5	$1,180.9	$1,155.6	$1,055.7	$903.4
Net written premiums	1,151.0	854.2	847.0	769.4	669.5

Earned premiums	1,127.1	859.8	813.0	699.0	633.9
Net investment income	150.2	134.3	104.5	83.9	65.1
Fee income	13.6	-	-	-	-
Realized investment and other gains (losses), net	(35.1)	5.9	21.2	3.3	5.2

Total revenue	1,255.8	1,000.0	938.7	786.2	704.2

Losses and loss adjustment expenses	724.9	526.9	477.6	427.2	409.7
Underwriting, acquisition and insurance expense	407.1	328.1	285.1	262.5	222.8
Interest expense	29.9	20.9	13.0	15.0	11.0
Other expense	7.5	4.3	-	-	-

Total expenses	1,169.4	880.2	775.7	704.7	643.5

Income before income taxes and extraordinary item	86.4	119.8	163.0	81.5	60.7
Provision (benefit) for income taxes	23.5	42.3	57.0	1.0	(11.1)

Income before extraordinary item	62.9	77.5	106.0	80.5	71.8
Extraordinary item	-	66.3	-	-	-

Net income	$62.9	$143.8	$106.0	$80.5	$71.8

Net income per common share - basic (c):
Income before extraordinary item	$2.05	$3.05	$5.12	$4.22	$3.87
Extraordinary item	-	2.61	-	-	-

Net income	$2.05	$5.66	$5.12	$4.22	$3.87

Net income per common share - diluted (c):
Income before extraordinary item	$2.05	$3.01	$4.82	$3.91	$3.60
Extraordinary item	-	2.57	-	-	-

Net income	$2.05	$5.58	$4.82	$3.91	$3.60

Cash dividends declared per common share	$-	$1.65	$-	$-	$-

Weighted average number of shares outstanding (c):
Basic	30.6	25.4	20.5	18.6	17.9

Diluted	30.8	25.8	22.0	20.6	20.0

(in millions except per share amounts)	December 31,
Balance Sheet Data	2008 (a)	2007 (b)	2006	2005	2004

Invested assets	$3,995.4	$3,582.8	$2,534.0	$2,184.6	$1,793.7
Total assets	$6,381.5	$5,123.5	$3,721.5	$3,404.6	$3,073.2

Reserves for losses and loss adjustment expense (d)	$2,996.6	$2,425.5	$2,029.2	$1,875.4	$1,607.5
Junior subordinated debentures	$311.4	$311.4	$144.3	$144.3	$113.4
Other indebtedness	$117.3	$58.0	$-	$-	$-
Shareholders’ equity	$1,352.9	$1,384.5	$847.7	$716.1	$603.4

(a)	On May 14, 2008, the Company effectively acquired all the outstanding stock of Heritage. Operating results from Heritage are included in the consolidated statement of income from May 31, 2008.
(b)	The results of operations reflect those of Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007.
(c)

Net income per common share and weighted average number of shares outstanding are adjusted for the effects of the 6.484 exchange ratio and for the 1-for-10 reverse stock split which was effective August 7, 2007.

(d)	Excludes loss reserves which are classified as “Liabilities held for sale” at December 31, 2007 of $135.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Consolidated Results of Operations

For the year ended December 31, 2008, Argo Group reported net income of $62.9 million, or $2.05 per fully diluted share. In May 2008, the Company completed the acquisition of Heritage. Included in the Company’s consolidated results of operations for the year ended December 31, 2008, is seven months of activity specifically attributable to Heritage. Net income for the year ended December 31, 2007 was $143.8 million, or $5.58 per fully diluted share, including an extraordinary gain resulting from the Merger of PXRE and Argonaut Group of $66.3 million, or $2.57 per fully diluted share. Net income for the year ended December 31, 2006 was $106.0 million or $4.82 per fully diluted share. The following is a comparison of selected data from the Company’s operations:

	Years ended December 31,
(in millions)	2008	2007	2006

Gross written premiums	$1,601.5	$1,180.9	$1,155.6

Earned premiums	$1,127.1	$859.8	$813.0
Net investment income	150.2	134.3	104.5
Fee income	13.6	-	-
Realized investment and other gains (losses), net	(35.1)	5.9	21.2

Total revenue	$1,255.8	$1,000.0	$938.7

Income before income taxes and extraordinary item	$86.4	$119.8	$163.0
Provision for income taxes	23.5	42.3	57.0

Income before extraordinary item	62.9	77.5	106.0
Extraordinary item	-	66.3	-

Net income	$62.9	$143.8	$106.0

Loss ratio	64.3%	61.3%	58.8%
Expense ratio	36.2%	38.1%	35.1%

Combined ratio	100.5%	99.4%	93.9%

The increase in consolidated gross written premiums and earned premiums for the year ended December 31, 2008 as compared to the same periods in 2007 and 2006 was primarily attributable to the operations of Argo Re and Heritage, coupled with premium growth in the public entity products written in the Commercial Specialty segment. Earned premiums resulting from Heritage were $183.4 million from the date of acquisition through December 31, 2008. Earned premiums resulting from Argo Re were $52.4 million for the year ended December 31, 2008 compared to $1.0 million for the year ended December 31, 2007. Argo Re began operations during the third quarter of 2007. Earned premiums for the public entity products written in the Commercial Specialty segment increased $36.7 million from $77.0 million for the year ended December 31, 2007 to $113.7 million for the same period in 2008. The increase in earned premiums for the public entity products was primarily attributable to the expansion into the New England area as a result of an acquisition. During the year ended December 31, 2008, competition across virtually all products the Company offers continued to increase with respect to pricing. For year ended December 31, 2008, pricing continued to decline moderately. Earned premiums for the year ended December 31, 2008 were reduced by $3.5 million for net reinstatement premiums related to property catastrophe reinsurance contracts as a result of hurricane activity in 2008.

Consolidated net investment income increased for the year ended December 31, 2008 as compared to the same periods in 2007 and 2006 due to higher invested asset balances resulting from positive cash flows from operations and due to invested assets acquired in the Merger and Heritage transaction. Total invested assets at December 31, 2008 were $3,779.6 million; net of $215.8 million of invested assets attributable to Heritage’s Trade Capital providers. Total invested assets as of December 31, 2007 were $3,582.8 million, including $750.3 million acquired as part of the Merger. Additionally, invested assets totaling $173.5 million were classified as “Assets held for sale” as of December 31, 2007. Total invested assets were $2,534.0 million as of December 31, 2006.

Consolidated fee income represents commissions and other fees earned by the Company for the non-risk bearing activities. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income from managing third party capital for certain syndicates at Lloyds. Consolidated fee income was $13.6 million for the year ended December 31, 2008.

Consolidated gross realized gains were $22.1 million for the year ended December 31, 2008, as compared to $12.4 million and $23.0 million in 2007 and 2006, respectively. Included in gross realized gains for the year ended December 31, 2006 was $8.4 million from the sale of a strategic investment and a realized gain of $7.6 million from the sale of a real estate holding. Consolidated gross realized losses were $57.2 million, $6.5 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in consolidated gross realized losses for the years ended December 31, 2008, 2007 and 2006 were write downs of approximately $51.3 million, $2.3 million and $1.2 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $724.9 million for the year ended December 31, 2008, compared to $526.9 million and $477.6 million for the same periods in 2007 and 2006, respectively. Included in loss and losses adjustment expenses for the year ended December 31, 2008 was $72.3 million in losses resulting from hurricane activity in the United States during the third quarter of 2008. Losses and loss adjustment expenses for 2008 also include $22.5 million in property losses resulting primarily from severe weather during the second quarter of 2008 and $18.9 million of losses in certain casualty lines of business resulting from higher than expected severity in the fourth quarter of 2008. Prior accident year net favorable loss reserve development recognized during 2008 was $61.2 million of which $31.8 million related to property lines of business. This favorable development included: (a) $14.3 million from the 2006 and 2007 accident years within the U.S. operations, (b) $12.5 million from the PXRE non-catastrophe lines and (c) $5.0 million from 2005 PXRE catastrophe reserves. Net favorable development across casualty lines of business totaled $29.4 million and resulted from: (a) $27.5 million of favorable development in general and other liability lines of business primarily related to accident years 2005 and prior, (b) $13.8 million of net favorable development within workers’ compensation and commercial multi peril lines primarily related to accident years 2006 and prior, (c) adverse development of $6.8 million in commercial auto liability lines for the 2006 and 2007 accident years, and (d) net adverse development of $5.2 million for asbestos and environmental reserves.

Consolidated losses and loss adjustment expenses for the year ended December 31, 2007 included $30.3 million of net favorable development. The favorable development was primarily concentrated in the Excess and Surplus Lines segment due to lower claim counts and severity for the 2004 through 2006 accident years and lower frequency and severity within the Commercial Specialty segment for the 2002 through 2006 accident years. Partially offsetting this favorable development was $22.2 million of reserve strengthening in the Run-off Lines segment, primarily due to the Company strengthening the reserves for the asbestos and environmental exposures by $26.0 million in the third quarter of 2007. Additionally, the Company recorded approximately $32.2 million in additional losses and loss adjustment expenses for the 2007 accident year due to higher than expected losses, primarily in the Excess and Surplus Lines and the Commercial Specialty segments.

The following table summarizes the above referenced reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2008:

(in millions)	2007 Net Reserves	Net Reserve Development	Percent of 2007 Net Reserves

General liability	$837.9	$(30.0)	-3.6%
Workers compensation	494.6	0.7	0.1%
Commercial multi-peril	164.4	(13.6)	-8.3%
Commercial auto liability	110.2	17.2	15.6%
Special property	30.8	(10.8)	-35.1%
Auto physical damage	18.1	(9.9)	-54.7%
Medical malpractice	2.1	(0.4)	-19.0%
PXRE legacy	198.6	(17.5)	-8.8%
Heritage	-	3.5	n/a
All other lines	6.6	(0.4)	-6.1%

Total all lines	$1,863.3	$(61.2)	-3.3%

The favorable development as related to total net reserves for loss and loss adjustment expenses as of December 31, 2007 represents 3.3%. The reserve movement depicted above in commercial auto liability and auto physical damage represents movement between those specific lines business for a product the Company provides effectively as one form of coverage. Aside from the favorable development in the auto physical damage line of business, resulting from the shift of reserves between commercial auto liability and auto physical damage, the special property line had the largest percentage change with a decrease of 35.1% as compared with carried reserves for the special property line of business as of December 31, 2007. Special property is a short-tailed line of business. As such most claims are reported and subsequently settled within a relatively short period of time from the date of loss. Therefore, the Company was able to attach a high level of credibility to the actual loss emergence patterns and consequently revise its estimate as to ultimate losses for prior accident years. The revised estimate for the PXRE Legacy net loss reserves totals $17.5 million and is similar to special property, in that the tail is short and ultimate loss estimates are revised based on loss emergence. The general liability line of business had the greatest magnitude of favorable prior accident year loss development with $30.0 million of favorable emergence subsequent to December 31, 2007, driven in large part from the restatement of Excess and Surplus Lines reserves for the 2004 and 2005 accident years. However, the $30.0 million of favorable development over twelve months represented only 3.6% of the Company’s general liability reserve balance at the beginning of the year.

Consolidated losses and loss adjustment expenses for the year ended December 31, 2006 included $44.9 million of favorable development on prior accident years across all lines and segments. Partially offsetting this favorable development was higher than anticipated reserves for the 2006 accident year of $29.1 million due to higher than anticipated claims in the property, transportation and other liability occurrence lines.

In determining appropriate reserve levels as of December 31, 2008, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however, the maturation of claims since the last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, and changes to the reinsurance structure. The Company’s net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, both internal and independent actuarial reviews relied, to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies, which generally produce higher projections of ultimate losses than the other methods. Compared with other actuarial methodologies, the paid and incurred Bornhuetter-Ferguson methods assigned the smallest weight to actual reported loss experience, with the greatest weighting assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at December 31, 2008, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

For general liability business, the Company increased its premium volume significantly from 2002 through 2006. This growth occurred in both the Excess and Surplus Lines and Commercial Specialty segments. The premium increases derived from both organic growth and acquisitions. In setting loss reserves, internal and external actuaries assumed that the new business may not perform as well as renewal business and that prior year loss development patterns may not be representative of future loss emergence. The actuarial assumption that new business may not perform as well as renewal business is primarily predicated on the basis that the new insurance company offers a lower price or better terms and conditions than the incumbent carrier. Further, the incumbent carrier has the benefit of historical experience and loss characteristics of the insured. Thus, the actuarial methods utilizing the assumption that new business would generate a higher loss ratio were assigned more weight. The Company’s loss reserve estimates gradually blend in the results from other methodologies over time. For general liability estimates, more credibility is assigned to the Company’s own loss experience approximately 60 to 72 months after the beginning of an accident year. Over the course of time, the Company has recognized that the new business growth from 2002 through 2006 exhibited similar underwriting and profitability characteristics as the Company’s renewal book. Further review and analysis of the data in the fourth quarter of 2008 suggested that favorable loss experience on the new business growth continued to emerge in the fourth quarter of 2008. Thus the Company reduced its ultimate loss estimates for general liability lines of business for the 2003, 2004, 2005 and 2006 accident years.

Another factor that was considered in setting loss reserves at December 31, 2008 was the impact of the Company’s reinsurance protection. The Company’s excess of loss reinsurance coverage has varied by product. For most general liability products, the net per occurrence retention increased from $250,000 to $500,000 on September 1, 2002 and then to $1,000,000 on October 1, 2006. When loss reserves were initially established, the Company expected a greater number of large claims in the $250,000 excess of $250,000 layer of coverage. In 2006 and again in 2007, after a review of reported large loss activity, the Company began to recognize that the increased retention in the $250,000 excess of $250,000 layer did not have as material an impact on net retained losses as had originally been contemplated. Furthermore, the decision to increase net retentions had a favorable effect on net loss ratios. In the fourth quarter of 2008, as part of the Company’s internal actuarial review of reserves, the Company continued to observe lower than expected large loss activity in the $250,000 excess of $250,000 layer of coverage and further reduced its loss estimates for the 2003 through 2005 accident years.

For property business, the Company’s loss reserve estimates also blend in the results from other actuarial methodologies over time. In contrast to general liability estimates, full credibility is assigned to the Company’s loss experience approximately 24 to 36 months after the beginning of an accident year, where loss reporting and claims closing patterns settle more quickly. The Company’s loss experience receives partial weighting in the estimates 12 to 24 months after the beginning of the accident year. As such, the Company recognized favorable loss experience for the 2005 and 2006 accident years in 2007. Likewise, during 2008, the Company recognized favorable loss experience deriving from the 2006 and 2007 accident years.

In determining appropriate reserve levels for the year ended December 31, 2008, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in methodologies were made to estimate the reserves since the last reporting date; however at each reporting date the Company reassesses the actuarial estimate of the reserve for loss and loss adjustment expenses and records its best estimate. Consistent with prior reserve valuations as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. The Company takes into consideration several factors in establishing its best estimate of net reserves for losses and loss adjustment expenses. While prior accident years’ net reserves for losses and loss adjustment expenses for some line of business have developed favorably during 2007 and 2008, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions and many other factors impact management’s ultimate loss estimates. For accident years 2007 and 2008, pricing for our products was under intense competition and management’s expectation is that profitability for certain lines of business decreased accordingly as loss costs have not decreased proportionately.

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

Consolidated loss reserves were $2,996.6 million (including $183.3 million of reserves attributable to Heritage’s Trade Capital providers), $2,425.5 million (which excludes $135.7 million of loss reserves which are classified as “Liabilities held for sale”) and $2,029.2 million as of December 31, 2008, 2007 and 2006, respectively. Management has recorded its best estimate of loss reserves as of December 31, 2008 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses were $407.1 million, $328.1 million and $285.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in consolidated underwriting, acquisition and insurance expenses for the year ended December 31, 2008 was $63.0 million resulting from Heritage. Included in consolidated underwriting, acquisition and insurance expenses for the year ended December 31, 2007 was $10.2 million of additional compensation expense resulting from the acceleration of the vesting of certain share-based payment arrangements prior to the Merger. Additionally, included in consolidated underwriting, acquisition and insurance expenses was $18.8 million resulting from the operations of PXRE for the period from the closing date of the Merger through December 31, 2007.

Consolidated interest expense and other were $37.4 million, $25.2 million and $13.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Consolidated interest expense increased to $29.9 million for the year ended December 31, 2008 compared to $20.9 million and $13.0 million for the same periods in 2007 and 2006, respectively. The increase in interest expense for the year ended December 31, 2008 as compared to 2007 was due to the inclusion of a full year of interest on the junior subordinated debentures acquired in the Merger with PXRE, coupled with $1.1 million in interest expense related to Heritage indebtedness assumed in May 2008. Included in consolidated interest expense and other for the year ended December 31, 2008 was $6.4 million in expense related to the generation of fee income. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. The International Specialty segment generates fee income from managing certain syndicates at Lloyds. Also included in consolidated interest expense and other for the year ended December 31, 2008 was $0.6 million resulting from the net change in fair value on derivative reinsurance contracts, compared to $3.5 million for 2007. Foreign currency exchange losses on transactions that are settled in currencies other than U.S. Dollars were $0.5 million for the year ended December 31, 2008 compared to $0.7 million for the same period in 2007.

Consolidated provisions for income taxes were $23.5 million, $42.3 million and $57.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The consolidated income tax provision for the year ended December 31, 2008 represents the income tax expense associated with the Company’s operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for the Company’s United States and United Kingdom operations. Additionally, the Company’s tax rate for 2008 was impacted by fluctuations in foreign exchange rates within the International Specialty segment.

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

With the acquisition of Heritage in May 2008, management determined that the results of the operations of Heritage defined a new reporting segment. Management determined that “International Specialty” most accurately described the activities of this segment. The results of operations of Argo Re and other reinsurance programs constituted a new reporting segment, “Reinsurance”. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to current and prior periods for Argo Re and the international reinsurance programs have been reclassified to the Reinsurance segment.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income, which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. Excess and surplus lines insurance carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack of insurers offering such coverage, which may be caused by physical perils, the nature of the business or the insured’s loss experience. The Company, through Colony, Argonaut Specialty and Argo Pro, its three platforms, is able to underwrite these risks with more flexible policy terms at unregulated premium rates to the extent the business is underwritten on an excess and surplus lines basis. Colony provides commercial liability, commercial property and products liability coverages to commercial enterprises, including restaurants, artisan contractors and manufacturers. Argonaut Specialty provides primary general liability, excess/umbrella coverage and property lines of business for risks the admitted market chooses not to underwrite. Argonaut Specialty’s risks are typically larger than Colony’s and it utilizes a smaller distribution platform. Argo Pro focus on professional lines coverages, including allied medical, errors and omissions and environmental. During 2008, the Excess and Surplus lines segment established an additional platform, Argo Pro, to expand its professional lines product offering. Additionally, during 2008, the Argo Pro platform was expanded through the acquisition of Insight Insurance. Insight Insurance is a specialty underwriter of architects and engineers, accountants and insurance agents.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Years ended December 31,
(in millions)	2008	2007	2006

Gross written premiums	$684.3	$726.5	$753.2

Earned premiums	531.9	542.6	522.4
Losses and loss adjustment expenses	320.2	311.8	300.5
Underwriting expense	175.8	172.6	164.1

Underwriting income	35.9	58.2	57.8
Net investment income	62.4	54.5	43.6

Income before taxes	$98.3	$112.7	$101.4

Loss ratio	60.2%	57.5%	57.5%
Expense ratio	33.1%	31.8%	31.4%

Combined ratio	93.3%	89.3%	88.9%

The decline in earned premium for the year ended December 31, 2008 as compared to the same period in 2007 was primarily attributable to a decline in gross written premiums in 2008. The declines in gross written premiums were primarily due to market conditions. The excess and surplus lines market place continues to see increased competition, from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. The Excess and Surplus Lines segment has seen rates decline moderately for the year ended December 31, 2008 as compared to the same periods in 2007 and 2006. The number of policies written during the year ended December 31, 2008 (117,344 policies) were comparable to the same period ended 2007 (117,868 policies). Average policy size for the year ended December 31, 2008 declined to $5,832 compared to $6,163 for the same period ended 2007. Additionally, earned premiums were reduced by $4.0 million of reinstatement premiums related to property catastrophe reinsurance contracts resulting from Hurricanes Gustav and Ike. The increase in earned premiums for the year ended December 31, 2007 as compared to 2006 was the result of increased gross written premiums during 2006. Partially offsetting earned premiums for the year ended December 31, 2007 was a $4.1 million increase in ceded premiums under a property reinsurance contract due to a shortfall in the minimum subject premium under this contract.

Losses and loss adjustment expenses for the year ended December 31, 2008 resulted in a loss ratio of 60.2%, compared to 57.5% for each of same periods ended 2007 and 2006. Included in losses and loss adjustment expenses for the year ended December 31, 2008 was $12.7 million in losses resulting from the 2008 hurricane activity. Additionally, $16.7 million of increased losses for the 2008 accident year were recorded for other storm losses and fire losses. Included in losses and loss adjustment expense for the year ended December 31, 2008 was $39.6 million in favorable loss reserve development on prior accident years primarily driven by property lines for the 2006 and 2007 accident years and general liability lines written on both claims

-made and occurrence forms related to accident years 2005 through 2006.

Losses and loss adjustment expenses for the year ended December 31, 2007 included $38.5 million in favorable development on prior accident years. This favorable development consisted primarily of $24.3 million favorable development in the general liability and automobile lines, $5.3 million in the property lines and $6.0 million across all other lines. Favorable development was primarily the result of lower claim counts and lower severities for the 2004 through 2006 accident years. Partially offsetting the favorable development related to prior year loss reserves was $21.1 million in losses related to the 2007 accident year. Of the $21.1 million, $4.8 million was related to higher than expected property losses and the remainder was associated with casualty business resulting from increased severity, rate changes and an increased net retention due to changes in reinsurance coverages.

Included in losses and loss adjustment expense for the year ended December 31, 2006 was favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. Partially offsetting the favorable development related to prior year loss reserves was $24.3 million in increased losses for the 2006 accident year. Of the $24.3 million, $11.1 million was related to higher than expected property losses and the remainder was associated with casualty business resulting from increased claim activity.

Loss reserves for the Excess and Surplus Lines segment were $1,257.7 million, $1,084.7 million and $890.9 million at December 31, 2008, 2007 and 2006, respectively.

The increase in the expense ratio to 33.1% for the year ended December 31, 2008 as compared to 31.8% for the same period ended 2007 was primarily attributable to rate declines and reinstatement premiums. The increase in the expense ratio to 31.8% for the year ended December 31, 2007 as compared to 31.4% for the same period in 2006 was due primarily to the reduction to reinsurance costs in addition to higher than expected contingent commissions on the segment’s binding authority units.

The increase in net investment income for the year ended December 31, 2008 as compared to 2007 and 2006 was primarily attributable to higher invested assets resulting from increased cash flows. Invested assets were $1,567.1 million, $1,330.4 million and $1,132.1 million as of December 31, 2008, 2007 and 2006, respectively.

Commercial Specialty. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten by Great Central, Rockwood, Grocers Insurance and Trident. Great Central specializes in property insurance, liability insurance and workers compensation coverage in three broadly defined markets: food and hospitality, religious and other institutions, and specialty retail. Rockwood primarily provides workers compensation insurance for coal mines, other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. Grocers Insurance underwrites property, general liability, and workers compensation to privately owned independent grocers throughout the United States. Trident, which includes Massamont (acquired in March 2008), offer comprehensive insurance packages to small to intermediate sized governmental entities and school districts throughout the United States. Also included in the Commercial Specialty segment are policies and programs written through the Company’s Corporate Accounts division and its Select Programs division.

The following table summarizes the results of operations for the Commercial Specialty segment:

	Years ended December 31,
(in millions)	2008	2007	2006

Gross written premiums	$510.9	$420.7	$389.1

Earned premiums	357.6	302.2	270.0
Losses and loss adjustment expenses	243.1	182.2	163.7
Underwriting expense	101.8	85.9	77.7

Underwriting income	12.7	34.1	28.6
Net investment income	29.7	27.2	21.8
Fee income	5.9	-	-
Other expense	5.3	-	-

Income before taxes	$43.0	$61.3	$50.4

Loss ratio	68.0%	60.3%	60.6%
Expense ratio	28.5%	28.4%	28.8%

Combined ratio	96.5%	88.7%	89.4%

The increase in earned premiums for the year ended December 31, 2008 as compared to the same period in 2007 was primarily attributable to growth in gross written premiums in the public entity and programs division. Earned premiums for the public entity products increased $36.7 million, from $77.0 million for the year ended December 31, 2007 to $113.7 million for the same period in 2008. The increase in earned premiums was primarily attributable to the expansion of the public entity products into the New England area due to an acquisition. Additionally, earned premiums for the program business increased $15.8 million from $2.2 million for the year ended December 31, 2007 to $18.0 million for the same period in 2008, primarily related to a program which incepted in the fourth quarter of 2007. The Commercial Specialty segment has experienced pricing pressure for the year ended December 31, 2008 compared to the same periods in 2007 and 2006. Earned premiums for the year ended December 31, 2008 were reduced by $1.2 million due to reinstatement premiums related to the property catastrophe reinsurance contracts affected by Hurricanes Gustav and Ike. The increase in earned premiums for the year ended December 31, 2007 as compared to the same period of 2006 was primarily attributable to growth within the public entity and grocery products.

Losses and loss adjustment expenses for the year ended December 31, 2008 resulted in a loss ratio of 68.0%, compared to 60.3% and 60.6% for the same periods ended 2007 and 2006, respectively. The increase in the loss ratio for the year ended December 31, 2008 was primarily attributable to increased losses for the 2008 accident year. The increased losses for the year ended December 31, 2008 included $2.8 million in losses resulting from hurricane activity and $12.5 million in other property losses, primarily attributable to other storm activity and $12.3 million in casualty losses, workers compensation and commercial automobile lines. Additionally in 2008, the Commercial Specialty segment recognized $8.2 million of net favorable development primarily comprised of: (a) $5.0 million of favorable development in an assumed Directors and Officers program, (b) $4.0 million of favorable development in workers compensation lines, (c) $1.5 million of favorable development in property lines of business, (d) $3.8 million of favorable development in other liability lines of business and (e) $6.1 million of adverse development in commercial automobile products.

Included in losses and loss adjustment expenses for the year ended December 31, 2007 was $14.8 million in net favorable development on prior accident years. The favorable development consisted of $7.6 million in workers compensation reserves primarily for accident years 2004 through 2006 due to lower loss frequency and lower losses on the large deductible policies in addition to $4.1 million for workers compensation occupational disease for accident years 1998 and prior. Favorable development for general liabilities and automobile lines totaled $7.2 million for accident years 2002 through 2005 and $0.4 million for property lines due to lower than expected frequency and severity. Included in losses and loss adjustment expenses for the 2007 accident year was $2.5 million attributable to storm losses which occurred in December 2007 in the Northwest and Midwest. Workers compensation reverses for the 2007 accident year included $4.4 million of additional reserves due to increased frequency of claims, including $0.5 million mining accident. Loss reserves for the 2007 accident year within the public entity products were increased by $2.5 million for the property lines and $1.7 million for the commercial automobile and other lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2006, was favorable development on prior accident years of $10.8 million primarily attributable to a $6.7 million reduction in 2005 and prior accident year reserves within the public entity product lines for general liability, automobile and property lines, a $3.0 million reduction in a lead paint reserves due to claims settlements and $4.0 million of favorable loss development from ongoing actuarial reviews, offset by unfavorable prior year development of $2.3 million from workers compensation discount and $0.6 million of unallocated loss adjustment expenses. Partially offsetting this net favorable development was a $4.8 million addition due to higher than expected property losses for the 2007 accident year.

Loss reserves for the Commercial Specialty segment were $574.8 million, $481.7 million and $425.9 million as of December 31, 2008, 2007 and 2006, respectively.

The expense ratio for the year ended December 31, 2008 and 2007 were comparable at 28.5% and 28.4%, respectively. The expense ratio for the year ended December 31, 2007 was 28.4%, compared to 28.8% for the same period ended 2006. The improvement in the expense ratio for the year ended December 31, 2007 as compared to 2006 was primarily attributable to increased earned premiums in the public entity products, without a corresponding increase in fixed costs.

The increase in net investment income for the year ended December 31, 2008 as compared to 2007 and 2006 was primarily attributable to higher invested assets resulting from cash flows. Invested assets were $726.2 million, $705.3 million and $549.8 million as of December 31, 2008, 2007 and 2006, respectively.

Fee income, which consists of commissions earned by the Company’s managing general underwriters for brokerage business placed outside the Company, was $5.9 million for the year ended December 31, 2008. Other expenses, which represent the expenses associated with the generation of fee income, was $5.3 million for the year ended December 31, 2008.

Reinsurance. Reinsurance includes the results of operations of Argo Re (from the closing date of the Merger), in addition to various international reinsurance programs for which the Company began assuming premiums during the year ended December 31, 2006. Argo Re underwrites property catastrophe reinsurance on a controlled basis to a relatively small number of reinsureds. Argo Re also underwrites property per risk and pro rata reinsurance on a select basis.

For the year ended December 31, 2007 the results of operations for Argo Re are included beginning on August 7, 2007, the closing date of the Merger.

The following table summarizes the results of operations for the Reinsurance segment:

	Years ended December 31,
(in millions)	2008	2007	2006

Gross written premiums	$126.4	$34.3	$11.1

Earned premiums	69.9	18.1	5.2
Losses and loss adjustment expenses	33.0	9.8	3.5
Underwriting expense	21.5	5.8	0.9

Underwriting income	15.4	2.5	0.8
Net investment income	9.3	5.6	-

Income before taxes	$24.7	$8.1	$0.8

Loss ratio	47.1%	54.4%	64.3%
Expense ratio	30.8%	31.7%	17.8%

Combined ratio	77.9%	86.1%	82.1%

The increase in earned premiums for the year ended December 31, 2008 as compared to 2007 was primarily attributable to the effect of initiating operations for Argo Re in 2008. For the year ended December 31, 2008 Argo Re reported earned premiums of $52.4 million on gross written premiums of $80.1 million, compared to earned premiums of $1.0 million for the same period in 2007. Earned premiums for the assumed programs were comparable at $17.5 million and $17.7 million for the years ended December 31, 2008 and 2007, respectively, as the Company’s assumed programs remained unchanged. Earned premiums increased in 2007 as compared to the same period in 2006 primarily due to the introduction of new programs in 2007.

Losses and loss adjustment expenses for the year ended December 31, 2008 resulted in a loss ratio of 47.1%, compared to 54.4% and 64.3% for the same periods ended 2007 and 2006, respectively. Included in losses and loss adjustment expense for the year ended December 31, 2008 were $16.1 million in losses resulting from the Hurricanes Gustav and Ike, including $9.6 million attributable to Argo Re’s property catastrophe programs. The Reinsurance segment had favorable loss development of $2.7 million driven by favorable property loss reserve development on two reinsurance contracts. Absent the hurricane activity, the loss ratio for the year ended December 31, 2008 as compared to 2007 declined due to the inclusion of a full year of Argo Re results, which writes to a lower ultimate loss ratio than the assumed business. The decrease in the loss ratio for the year ended December 31, 2007 as compared to 2006 was primarily attributable to a new program entered into in 2007 which reported a 40.1% loss ratio for the year ended December 31, 2007. Loss reserves for the Reinsurance segment were $59.8 million and $17.3 million at December 31, 2008 and 2007, respectively.

The decrease in the expense ratio for the year ended December 31, 2008 as compared to 2007 was the result of the overall increase in earned premium. The increase in the expense ratio for the year ended December 31, 2007 as compared to 2006 was due to the inclusion of the results of operations of Argo Re, which totaled $2.9 million, coupled with the inclusion of new programs in 2007 which resulted in an increase in fixed costs associated with the management of these programs.

The increase in net investment income for the year ended December 31, 2008 as compared to 2007 was primarily attributable to the inclusion of a full year of investment income for Argo Re. Invested assets as of December 31, 2008 for the Reinsurance segment were $195.5 million, compared to $304.0 million at December 31, 2007. The decrease in invested assets was due to the acquisition of Heritage in the second quarter of 2008.

International Specialty. The International Specialty segment is focused on underwriting worldwide property and liability insurance business, under the Lloyds global franchise. The segment’s business platform, Heritage, based in London, comprises three principal components: (1) Syndicate 1200, which underwrites the insurance risk on a year of account basis; (2) Heritage Managing Agency, which manages the syndicates for the providers of capital; and (3) Heritage Underwriting Agency, which participates with other capital providers on the Syndicates. The International Specialty segment includes the results of operations of Heritage for the seven months ended December 31, 2008. The following table summarizes the results of operations for the International Specialty segment:

Year ended December 31,
(in millions)	2008

Gross written premiums	$282.9

Earned premiums	183.4
Losses and loss adjustment expenses	142.8
Underwriting expense	63.0

Underwriting loss	(22.4)
Net investment income	10.6
Fee income	7.7
Other expense	1.1

Loss before taxes	$(5.2)

Loss ratio	77.9%
Expense ratio	34.4%

Combined ratio	112.3%

Earned premiums represent the portion of gross written premiums retained by the Company. Beginning in 2008, Heritage increased its underwriting participation by 20% to 54%. The International Specialty segment’s premiums tend to be seasonal, with approximately 75% of the premium being written in the first six months of the year. The International Specialty segment has experienced increased pricing pressures in 2008, and as a result, rates for the property business have decreased moderately while rates on the liability business have decreased to a lesser extent. Earned premiums were reduced by $4.1 million of reinsurance costs related to premium volume and increased pricing of the reinsurance program.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Included in losses and loss adjustment expenses for the year ended December 31, 2008 was $40.7 million in losses resulting from hurricanes Gustav and Ike. Additionally, included in losses and loss adjustment expenses was $3.5 million of unfavorable loss development related to property facultative claims from the 2006 year of account. Loss reserves as of December 31, 2008 were $449.7 million, including $183.3 million of reserves attributable to the trade capital providers.

Certain underwriting, acquisition and insurance expenses are incurred in British Pound Sterling. The expense ratio has benefitted from the strengthening of the U.S. Dollar against the British Pound Sterling.

Net investment income represents earnings on investments retained for the benefit of the Company. Total invested assets for the International Specialty segment as of December 31, 2008 were $502.1 million, excluding $215.8 million attributable to the trade capital providers.

Fee income represents fees and profit commission derived from the management of third party capital on its underwriting syndicates at Lloyds. Other expense represents those costs incurred by the non-risk bearing activities of this segment.

Run-off Lines. The Company has discontinued the underwriting of certain lines of business, including those lines which were previously reported in Argonaut Group’s Risk Management segment. The Risk Management segment has not written any new or renewal policies since the third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions.

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

Upon the completion of the Merger, business previously written by PXRE Bermuda and PXRE Reinsurance Company (prior to its sale in March 2008) classified as property catastrophe and Lloyds of London is included in the Run-off Lines segment. The Company is no longer actively underwriting business within these programs, and therefore all current activity is related to the management of claims and other administrative functions. For the year ended December 31, 2007 the results of operations for the former PXRE business are included beginning on August 7, 2007, the closing date of the Merger.

The following table summarizes the results of operations for the Run-off Lines segment:

	Years ended December 31,
(in millions)	2008	2007	2006

Gross written (returned) premiums	$(3.0)	$(0.6)	$2.2

Earned premiums	(15.7)	(3.1)	15.4
Losses and loss adjustment expenses	(14.2)	23.1	9.9
Underwriting expense	21.3	23.8	23.6

Underwriting loss	(22.8)	(50.0)	(18.1)
Net investment income	31.3	43.1	33.7
Other expense	0.6	-	-

Income (loss) before taxes	$7.9	$(6.9)	$15.6

Earned premiums for the year ended December 31, 2008 were reduced due to $15.0 million in ceded premiums due to the expiration of a reinsurance contract in 2008, in addition to decreased reinstatement premiums on reinsurance programs previously written. Earned premiums for the year ended December 31, 2007 were primarily attributable to adjustments resulting from final audits and other adjustments on policies previously written. Earned premiums for the year ended December 31, 2006 was primarily attributable to the run-off of premiums written prior to a renewal rights sale.

Losses and loss adjustment expense for the year ended December 31, 2008 included $14.2 million in net favorable loss reserve development on prior accident years. Included in losses and loss adjustment expenses for the year ended December 31, 2008 was $12.5 million favorable loss reserve development on prior accident years for PXRE non-catastrophe property lines and $5.0 million favorable loss development related to PXRE’s 2005 hurricane losses and $1.7 million of favorable loss reserve development in risk management lines. Partially offsetting this favorable development was $5.0 million of unfavorable loss reserve development on prior accident years, primarily driven by strengthening the reserves for the Company’s asbestos and environmental exposure.

Losses and loss adjustment expenses for the year ended December 31, 2007 included $23.1 million in net unfavorable development on prior accident years. The unfavorable development included $26.0 million for the Company’s asbestos and environmental exposure. Workers compensation claims recorded $7.0 million in unfavorable development, primarily due the settlement of one claim for $5.5 million, coupled with $2.0 million due to the reserve discount. Loss reserves for involuntary pools and unallocated loss adjustment expenses increased $0.8 million for prior accident years. Favorable development of $8.7 million was recognized on the general liability and automobile lines, primarily related to the 2000 through 2004 accident years. Favorable development on the general liability lines includes reserve take downs due to the Company closing its last open construction defect claim and the corresponding reversal of the construction defect bulk reserve.

For the year ended December 31, 2006, the Company strengthened loss reserves for the asbestos and environmental claims by $12.2 million. The Company also increased its unallocated loss adjustment expense reserves by $4.7 million to reserve for the cost to handle and run-off these claims. Partially offsetting these increases was a reduction to the medical malpractice reserves of $7.0 million. As of December 31, 2008, all potential medical malpractice claims have been closed or dismissed and the Company is beyond the statutes of limitations for filing new medical malpractice claims in all jurisdictions. Losses and loss adjustment expenses in the former risk management lines of $10.3 million for the year ended December 31, 2006 were offset by an equal amount of favorable development on prior accident year reserves. Favorable development consisted of $7.0 million in the workers compensation line due to continued improvement in the 2001 through 2005 accident years due to the impact of California Benefit Reform. The Company recognized $2.6 million in favorable development on involuntary pool losses, and other lines had $0.7 million of favorable development.

Underwriting expenses for the year ended December 31, 2008 decreased as compared to 2007 due to reduced administrative expenses, partially offset by the recognition of $5.8 million in bad debt expense on an uncollectible reinsurance recoverable balance. The increase in underwriting expenses for the year ended December 31, 2007 as compared to 2006 was primarily attributable to the inclusion of $5.6 million in underwriting expenses for the results of operations of the PXRE run-off, partially offset by the reduction of variable expenses resulting from declining premium volume and reduced administrative expenses in the former risk management lines.

Net investment income decreased to $31.3 million for the year ended December 31, 2008, compared to $43.1 million and $33.7 million for the years ended December 31, 2007 and 2006, respectively. The decrease in 2008 as compared to 2007 was primarily attributable to a reduction in invested assets during 2008, primarily attributable to the sale of PXRE Reinsurance Company in the first quarter of 2008. The increase in 2007 as compared to 2006 was attributable to the inclusion of $13.1 million of investment income attributable to the former PXRE entities. Invested assets were $689.4 million as of December 31, 2008. Invested assets as of December 31, 2007 were $1,088.6 million, and included $466.5 million from the Merger with PXRE. Invested assets were $772.2 million as of December 31, 2006.

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

Argonaut Insurance Company also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. The Company believes that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut Insurance Company.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2008. Amounts in the net column are reduced by reinsurance recoverables:

(in millions)	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$157.2	$141.4	$166.8	$156.8	$164.6	$154.3
Incurred losses	8.9	5.0	29.8	21.8	19.2	16.9
Losses paid	22.8	21.0	39.4	37.2	17.0	14.4

Loss reserves - asbestos and environmental, end of the year	143.3	125.4	157.2	141.4	166.8	156.8
Risk management reserves	397.7	290.3	461.2	337.7	513.7	382.7
PXRE run-off reserves	97.6	97.5	198.5	198.2	-	-
Other run-off lines	16.0	15.6	24.9	19.7	28.6	19.6

Total reserves - Run-off Lines	$654.6	$528.8	$841.8	$697.0	$709.1	$559.1

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2008:

(in millions)	2008	2007	2006

Asbestos:
Direct
Case reserves	$9.6	$11.5	$11.8
ULAE	3.2	3.3	2.9
IBNR	16.7	19.1	25.1

Total direct written reserves	29.5	33.9	39.8

Assumed domestic
Case reserves	35.7	34.2	33.9
ULAE	4.5	5.4	4.9
IBNR	34.3	39.1	41.0

Total assumed domestic reserves	74.5	78.7	79.8

Assumed London
Case reserves	10.4	10.8	11.0
ULAE	1.4	1.5	1.7
IBNR	8.9	11.7	11.0

Total assumed London reserves	20.7	24.0	23.7

Total asbestos reserves	124.7	136.6	143.3

Environmental:
Case reserves	6.6	7.4	9.4
ULAE	1.0	1.3	1.5
IBNR	11.0	11.9	12.6

Total environmental reserves	18.6	20.6	23.5
Risk management reserves	397.7	461.2	513.7
PXRE run-off reserves	97.6	198.5	-
Other run-off lines	16.0	24.9	28.6

Total reserves - Run-off Lines	$654.6	$841.8	$709.1

Historically, the Company has reviewed on an annual basis its loss and loss adjustment expense reserves for its asbestos and environmental claims. The process is initiated at the end of the second quarter and is typically completed in the third quarter of the calendar year. The Company continually monitors the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of the Company’s direct and assumed exposure. The Company engages a consulting actuary to provide its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the asbestos and environmental loss and loss adjustment expense reserves.

Total reserves for Run-off Lines as of December 31, 2008 were $528.8 million, net of reinsurance, including reserves for asbestos and environmental claims of $125.4 million. Management uses various actuarial methods to determine its best estimate of losses for the asbestos and environmental exposure within the Run-off Lines segment, which resulted in a range of potential ultimate liability, net of reinsurance, of $80.3 million to $192.4 million. In determining its best estimate, management primarily relied on the report year method, with some weight given to other methods. The report year method relies most heavily on the Company’s historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on the Company’s specific data and in management’s opinion best reflect the Company’s liabilities based upon the insurance policies issued.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2008:

	2008	2007	2006
Open claims, beginning of the year	5,217	6,250	7,199
Claims closed during the year	1,335	1,756	1,540
Claims opened during the year	527	723	591

Open claims, end of the year	4,409	5,217	6,250

The number of claims opened during the three years ended December 31, 2008 were as follows:

	2008	2007	2006
Direct	37	22	72
Assumed domestic	378	531	384
Assumed London	112	170	135

Total opened claims	527	723	591

New claims in the reinsurance assumed categories are primarily the result of the Company typically providing coverage for higher limits which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2008:

(in millions)	2008	2007	2006

Gross payments on closed claims	$3.3	$-	$2.3
Gross payments on open claims	19.5	39.4	14.7

Total gross payments	$22.8	$39.4	$17.0

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

For the year ended December 31, 2008, net cash provided by operating activities was $117.7 million, compared to $166.2 million and $299.0 million for the years ended December 31, 2007 and 2006, respectively. The decrease in cash flows from operations in 2008 as compared to 2007 was primarily attributable to Heritage’s positive net cash flow offset by increased claim payments for Argo Group US and Argo Re in 2008 as compared to these two entities’ claim payments in 2007. The decrease in cash flows from operations in 2007 as compared to 2006 was primarily attributable to increased cash outflows for claim payments in 2007 as compared to 2006, coupled with negative cash flow related to the PXRE legacy companies of $68.8 million.

Net cash used by investing activities totaled $115.0 million, $190.6 million and $300.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The change in 2008 as compared to 2007 was primarily due to the net proceeds from investment activity year over year and the cash proceeds received in 2008 from the sale of PXRE Reinsurance Company being in excess of the cash payments associated with the Company’s 2008 acquisitions (Heritage, Massamont and Insight). In 2007, cash was primarily used to acquire fixed maturity and equity securities, offset by cash received from sales, calls and maturities of fixed maturity securities and sales of equity securities. The Company received net cash of $10.4 million upon the closing of the Merger of PXRE and Argonaut Group in August 2007. The Company received $17.3 million in cash as a result of the sale of a strategic investment during the year ended December 31, 2006. As of December 31, 2008, 2007 and 2006, $513.6 million, $648.8 million and $233.1 million, respectively, of the investment portfolio were invested in short-term investments. The increase in 2008 and 2007 reflects the duration of liabilities from Argo Re.

For the year ended December 31, 2008, net cash used by financing activities totaled $11.6 million. For the years ended December 31, 2007 and 2006, cash provided by financing activities totaled $15.5 million and $7.5 million, respectively. The decrease in financing activities in 2008 is resulting from less activity from the Company’s stock incentive plans in 2008 due to the respective strike price of the awards being in excess of market price, net cash payment on the revolving credit facility and the repurchase by the Company of 145,999 shares of its common stock offset by no dividend payments made in 2008. The increase in cash provided by financing activities in 2007 as compared to 2006 was primarily the result of cash received from stock option exercises.

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

In addition, the Company’s ability to receive dividends from its downstream subsidiaries is subject to the ability of each parent corporation within the corporate ownership structure to receive dividends from its respective subsidiary(ies), based upon the subsidiary’s domiciliary regulations. Argo Re is the primary direct subsidiary of Argo Group and is subject to Bermuda insurance laws. Argo Ireland is directly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group US. Argo Group US is a second tier mid-level holding company subject to Delaware laws. Argo Group US is the parent of all of the Company’s U.S. insurance subsidiaries.

The payment of dividends by Argo Re is limited under Bermuda insurance laws, which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2008, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2008, the unaudited statutory capital and surplus of Argo Re was estimated to be $1.1 billion and the amount required to be maintained was estimated to be $100.0 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. The Company believes that the dividend and capital distribution capacity of Argo Re will provide the Company with sufficient liquidity to meet its operating and debt service commitments, as well as other obligations that may arise from time to time.

As a mid-level holding company, Argo Ireland is largely dependent on dividends or other permitted payments from Argo Group US to fund its operating expenses or to fund dividends to Argo Re. Argo Group US is a mid-level holding company owned by Argo Ireland and is largely dependent on dividends and other permitted payments from its insurance subsidiaries to fund its operating expenses, fund debt service, or to fund dividends to Argo Ireland. Each holding company is subject to their respective domiciliary regulations and tax laws. The Company believes that Argo Ireland along with Argo Group US have sufficient dividend and capital distribution capacity to meet the operating and capital needs of their parents.

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares. During 2008, the Company began repurchasing common shares. As of December 31, 2008, the Company had purchased 145,999 shares at an average price of $35.23 ($5.1 million). The Company may continue to acquire stock based on available liquidity and market conditions.

During 2009, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may not be permitted to pay dividends to Argo Group US without approval from the Illinois Division of Insurance because of Argonaut Insurance Company’s extraordinary dividend in 2008. Colony Insurance Company and Rockwood Casualty Insurance Company, direct subsidiaries of Argo Group US, may be permitted to pay dividends of up to $38.3 million and $11.8 million, respectively, in cash without approval from the Virginia Bureau of Insurance or the Pennsylvania Department of Insurance, respectively. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Throughout 2008, the Company had no preferred shares outstanding. Cash dividends paid to preferred shareholders totaled $0.1 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively. In the first quarter of 2007, 500,000 preferred shares and in the second quarter of 2007, all remaining preferred shares were converted into the Company’s common stock. At December 31, 2006, preferred shares outstanding were 1.0 million.

In 2008 and 2006, the Company did not pay cash dividends to common shareholders. In 2007, cash dividends paid to common shareholders totaled $57.1 million. On June 6, 2007, the Board of Directors of Argonaut Group declared a special dividend of $1.65 per common share to its shareholders of record on June 26, 2007. The special dividend was paid to Argonaut Group’s shareholders on July 10, 2007.

The Company has access to various sources of liquidity including holding company investments and cash, capacity under its revolving credit facility and access to the debt and equity capital markets, if available. On March 6, 2006, Argonaut Group entered into a Credit Agreement (“the Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto that provided for an initial $75.0 million revolving credit facility. On February 27, 2009 the Company entered into a $100 million, 364 day revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders thereto (the “New Credit Facility”). The New Credit Facility replaced the Credit Agreement. The New Credit Facility allows for borrowings by the Company, Argo Group US, and certain companies in our International Specialty segment, the proceeds of which can be used for general corporate purposes, including working capital and permitted acquisitions. At December 31, 2008, the Company had borrowed $50.0 million under the Credit Agreement. The Company has borrowed $60.0 million under the New Credit Facility of which $50.0 million was used to re-pay and terminate the Credit Agreement. The Credit Agreement and the New Credit Facility each contain certain affirmative and negative covenants. The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2008 and is currently in compliance with all covenants of the New Credit Facility. Included in the New Credit Facility is a provision which allows up to $10.0 million of the revolver to be used for letters of credit (“LOC”), subject to availability under the line. In 2009, the Company had drawn $60,000 LOCs against the New Credit Facility. Management believes that the Company has sufficient liquidity to meet its needs.

The Company has three additional LOC facilities that allow it to provide LOCs to its ceding companies if such LOC is required under the terms of the contract. All of the facilities require the Company to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for outstanding LOCs. The first is a $200.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.10% per annum. The Company is currently in discussions concerning the renewal of the second, a $110.0 million committed facility under which the Company pays the issuing bank an annual standby commitment fee of 0.15% per annum. The third is an uncommitted facility that allows for LOCs to be issued subject to satisfactory collateral being provided to the issuing bank by the Company. There is no commitment fee for the third facility. The Company must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. As of December 31, 2008, the Company has pledged assets with a fair value of $120.2 million to support outstanding letters of credit.

Although Heritage holds no LOCs, LOCs have been filed with Lloyds under a third party property deed on behalf of the trade reinsurers. LOCs have been filed as part of the terms of whole account quota share reinsurance contracts entered into by the trade reinsurers. In the event such LOCs are funded, the Company is not liable.

During 2005, Argonaut Group Statutory Trust X (“Trust X”), a wholly-owned subsidiary (non-consolidated) of Argonaut Group, now known as Argo Group US, sold 30,000 Floating Rate Capital Securities (the “2005 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to Argo Group US, to purchase $30.9 million of a series of Floating Rate Junior Subordinated Debentures (the “2005 Debentures”) due 2035 from Argo Group US. The 2005 Debentures have the same payment terms as the 2005 Capital Securities. The 2005 Debentures are unsecured and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. The initial interest rate on the 2005 Debentures and the 2005 Capital Securities issued by Trust X is fixed at 7.75% for the first five years. After five years, the interest rate is equal to three-month LIBOR plus 3.40%, which rate is reset quarterly. After September 15, 2010, Argo Group US will have the right to redeem the 2005 Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption.

During 2004, Argonaut Group, now known as Argo Group US, through a series of statutory trusts (non-consolidated), sold $83.0 million of Floating Rate Capital Securities (the “2004 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2004 Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to Argo Group US. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) from Argo Group US. The 2004 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The interest rates on the 2004 Debentures and the 2004 Capital Securities are equal to the three-month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected 2004 Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately five years after the issuance date. The remaining 2004 Debentures have interest rates that are not to exceed the highest rate permitted by New York Law prior to the coupon cap date. The 2004 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2004 Debentures, plus accrued and unpaid interest on the date of redemption. The 2004 Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, Argonaut Group, now known as Argo Group US, through a series of statutory trusts (non-consolidated), sold $27.0 million of Floating Rate Capital Securities (the “2003 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to Argo Group US. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the “2003 Debentures”) from Argo Group US. The 2003 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The interest rates on the 2003 Debentures and the 2003 Capital Securities are equal to the three-month LIBOR plus a margin of 4.10%, reset quarterly. The 2003 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2003 Debentures, plus accrued and unpaid interest on the date of redemption.

During 2003, PXRE, now known as Argo Group, through a series of statutory trusts (non-consolidated), sold $62.5 million of Capital Securities (the “2003 Argo Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Argo Capital Securities, the trusts sold $1.9 million of Common Securities to Argo Group. The trusts used the proceeds from these sales to purchase $64.4 million of Junior Subordinated Debentures (the “2003 Argo Debentures”) from Argo Group. The interest rate on the 2003 Argo Debentures and the 2003 Argo Capital Securities issued by PXRE Capital Trust III is fixed at 9.75% payable quarterly. The interest rates on the 2003 Argo Debentures and the 2003 Argo Capital Securities issued by the other trusts are fixed at rates ranging from 7.35% to 7.70% for the first five years. After five years, the interest rates are equal to the three-month LIBOR plus a margin ranging from 3.85% to 4.10%, reset quarterly. At December 31, 2008, the interest rates on these floating rate securities ranged from 5.36% to 7.36%. The 2003 Argo Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2003 Argo Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 104.875% to 100% of the principal amount of the 2003 Argo Debentures, plus accrued and unpaid interest on the date of redemption. Argo Group has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

During 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary (non-consolidated) of PXRE Corporation, now known as Argo Group US, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase $103.1 million, par value, of Argo Group US 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”). On April 23, 1997, Argo Group US and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “1997 Capital Securities”). Distributions on the 1997 Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. On or after February 1, 2007, Argo Group US has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.

The Company assumed debt through the acquisition of Heritage. At December 31, 2008, the outstanding balance on this debt was $67.3 million. The total debt is comprised of two U.S. denominated notes (issued in 2005 and 2006) and three Euro denominated notes (issued 2005, 2006 and 2007). The debt is unsecured, and each note has an option to repay in full on any interest payment date following the fifth anniversary of issue. No principal payments were made on these notes during the seven months ended December 31, 2008. These notes mature beginning in 2034.

The Company invests excess cash in a variety of investment securities. As of December 31, 2008, the Company’s investment portfolio consisted of 78.9% fixed maturities, 6.8% equity securities, 1.4% other investments and 12.9% short-term investments (based on fair value) compared to 73.0% fixed maturities, 8.5% equity securities, 0.4% other investments and 18.1% short-term investments for the same period in 2007. The Company classifies the majority of its investment portfolio as available-for-sale; resulting in these investments being reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. Of the Company’s total investments of $3,995.4 million, only $2.1 million is classified as trading. All trading investments are reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of net income. No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represented more than 1.7% of shareholders’ equity as of December 31, 2008.

The Company’s insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the three years ended December 31, 2008, the Company’s liquidity generated from operations and investment income were sufficient to meet obligations. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as satisfy its commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. The costs of the Company’s program, to the extent not passed on to customers through increased rates may have a negative impact on liquidity.

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

The insurance subsidiaries must maintain certain levels of policyholders’ surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the U.S. subsidiaries to their combined policyholders’ surplus was 1.3-to-1 as of December 31, 2008. Current levels of policyholders’ surplus are adequate to support current premium writings, based on this standard. The Company monitors premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratios. Failure of any insurance subsidiary to maintain adequate levels of policyholders’ surplus could negatively impact the ability to write additional premiums.

In addition, regulators utilize a risk based capital (“RBC”) test designed to measure the acceptable amount of surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer’s domiciliary insurance department and potentially result in rehabilitation or liquidation. At December 31, 2008, the total adjusted capital of each of the Company’s U.S. subsidiaries exceeded the minimum levels required under RBC. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Credit Risk

Credit risk is a major factor of the overall enterprise risk within the Company, and the Company has established policies and procedures to evaluate its exposure to credit risk, particularly with respect to its investment holdings and its receivable balances from insureds and reinsurers. The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from insureds. Downturns in one sector or market can adversely impact other sectors and may result in higher credit exposure. The Company does not currently use credit default swaps to mitigate its credit exposure from either investments or counterparties.

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

The Company controls its credit exposure related to financial instruments by limiting exposure to any one counterparty and mandating minimum credit ratings. The Company utilizes specific criteria to judge the credit quality of its investments and counterparties, and also reviews ratings published by various credit rating services, if available.

Additional information relating to the Company’s investment strategy and credit risk is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 75 - 79.

Pension Plans

PXRE’s qualified and non-qualified defined benefit pension plans were curtailed on March 31, 2004, and employees no longer accrue additional benefits thereunder. In August 2007, PXRE terminated its defined benefit pension plans. As of December 31, 2007 all obligations for benefit payments under the PXRE plans have been satisfied.

Argo Group US sponsored a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan, both of which were curtailed effective February 2004. The determination of pension plan expense and the requirements for funding the Company’s pension plans are based on a number of actuarial assumptions. Management’s selection of plan assumptions, primarily the discount rate used to calculate the projected benefit obligation and the expected long-term rate of return on plan assets, can have a significant impact on the resulting estimated projected benefit obligation and pension cost, and thus on the consolidated results of operations. Such plan assumptions are determined annually, subject to revision if significant events occur during the year.

The pension plan measurement date for purposes of the consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2008, the Company used the following assumptions: a discount rate of 6.00% and an expected rate of return on plan assets of 5.75%.

The targeted allocation for 2009 as approved by the Benefits Committee is 70% fixed maturity investments and 30% equity securities, to include both U.S. and foreign equity securities. The fair market value of the investment portfolio as of December 31, 2008 was $20.5 million. Net unrealized losses as of December 31, 2008, were $2.9 million. The projected pension obligation as of December 31, 2008 was $22.4 million.

The Company incurred pension expense of $0.0 million, $0.6 million and $0.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. In 2007, the Company applied settlement accounting as required per Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” as anticipated lump sum distributions exceeded the sum of the service cost and interest cost components for the remainder of the year. In 2008 settlement accounting was not required.

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2009.

Related Party Transactions

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc. the majority of which is owned by Fayez Sarofim, a director of the Company. As of December 31, 2008, Fayez Sarofim & Co. managed $194.7 million fair market value of the Company’s insurance subsidiary’s investments. The Company paid Fayez Sarofim & Co. approximately $0.6 million for services provided for the year ended December 31, 2008. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice.

Off-Balance Sheet Arrangements

The Company has committed to investing up to $25.0 million in a series of capital partnerships. As of December 31, 2008, the Company has an obligation to invest up to an additional $10.6 million, which can be called by the capital partnerships at any time. The Company has not recorded this commitment in its consolidated financials statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, the Company has not recorded the liabilities for its operating leases in its consolidated financial statements.

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

Contractual Obligations

The Company’s estimated contractual obligations and commitments as of December 31, 2008 were as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter

Long-term debt: (1)
Junior subordinated debentures (2)	$552.7	$13.5	$27.1	$27.1	$485.0
Floating rate loan stock (3)	208.1	5.1	10.3	10.3	182.4
Capital lease obligations	5.5	1.3	1.7	2.5	-
Operating leases	35.5	10.4	15.3	5.6	4.2
Purchase obligations (4)	6.4	4.3	2.1	-	-
Additional purchase price consideration (5)	5.3	2.5	2.8	-	-
Other long-term liabilities:
Claim payments (6)	2,996.6	678.9	744.3	412.0	1,161.4
Partnership commitments (7)	10.6	-	-	-	10.6

Total contractual obligations	$3,820.7	$716.0	$803.6	$457.5	$1,843.6

(1)

At December 31, 2008, Argo Group US had $50.0 million drawn against the revolving credit facility to use for working capital purposes. This commitment is considered a short-term obligation and is not included in the above table.

(2)

Interest only due on Junior Subordinated Debentures through 2027 which represents first date when principal payments become contractually due. Interest calculated based on the rate in effect at December 31, 2008. Principal due beginning May 2033 for Argo Group US and beginning 2027 for Argo Group.

(3)

Interest due on “Floating rate loan stock” through 2034 which represents first date when principal payments become contractually due. Interest calculated based on the rate in effect at December 31, 2008.

(4)	Purchase obligations consist primarily of software servicing and licensing fees.
(5)	Associated with the Company’s acquisition of Insight Insurance Services, Inc. Interest payable by the Company on September 8, 2010 and is calculated based on the rate in effect at December 31, 2008.
(6)

Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.

(7)	Argo Group has invested in multiple capital partnership agreements and can be called to fulfill the obligations at any time. The remaining commitment outstanding is $10.6 million.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” beginning on page F-1.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2008 and prior. Unless otherwise specified below, the term “loss reserves” shall encompass reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established by the Company are not an exact calculation of the Company’s liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodology and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. The Company writes several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the states in which the Company does business. In determining loss reserves, the Company gives careful consideration to all available data and actuarial analyses and this process involves significant judgment.

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

The Company evaluates and sets its loss reserves by line of business. Following is a summary of gross and net loss reserves recorded by the Company by line of business as of December 31, 2008 and 2007:

	2008		2007

(in millions)	Gross	Net	Gross	Net

General liability	$1,235.1	$909.9	$1,110.8	$837.9
Workers compensation	682.5	465.4	691.8	494.6
Commercial multi-peril	239.2	190.2	193.7	164.4
Commercial auto liability	175.4	145.7	135.6	110.2
Special property	37.7	19.0	50.7	30.8
Auto physical damage	16.3	10.0	24.3	18.1
Medical malpractice	2.0	1.7	7.0	2.1
Heritage	449.8	239.5	-	-
Argo Re	30.0	30.0	-	-
PXRE legacy	97.7	97.6	198.6	198.6
All other lines	30.9	6.6	13.0	6.6

Total all lines	$2,996.6	$2,115.6	$2,425.5	$1,863.3

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

Each business segment is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions utilized at December 31, 2008 as compared with methods and assumptions utilized at December 31, 2007, management has not changed or adjusted methodologies or assumptions in any significant manner.

In conducting its actuarial analyses, the Company generally assumes that past patterns demonstrated in the data will repeat themselves, and that the data provides a basis for estimating future loss reserves. In the event that the Company becomes aware of a material change that may render past experience inappropriate for the purpose of estimating current loss reserves, the Company will attempt to quantify the effect of the change and utilize informed management judgment to adjust loss reserve forecasts appropriately. There were no significant assumptions made at December 31, 2008 in estimating loss reserves that were premised on future emergence that were inconsistent with historical patterns or experience.

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

Through its subsidiary, Rockwood, the Company has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of the Company’s exposure. Management has recorded its best estimate of approximately $3.4 million of loss reserves related to these exposures based on the trends and facts currently known. Rockwood also has exposure to claims from lead paint on general liability policies written for certain public housing authorities from the mid 1980’s to the mid 1990’s. Management has recorded its best estimate of approximately $0.8 million of loss reserves related to these exposures based on the trends and facts currently known.

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

Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

1.	Claims risk factors
•	Changes in claim handling procedures
•	Changes in policy provisions or court interpretation of such provisions
•	New theories of liability
•	Trends in jury awards

•	Changes in the propensity to sue, in general and with specificity to particular issues
•	Changes in statutes of limitations
•	Changes in the underlying court system
•	Distortions from losses resulting from large single accounts or single issues
•	Changes in tort law
•	Shifts in law suit mix between federal and state courts
•	Changes in claim office structure (causing distortions in the data)
•	Changes in settlement patterns

2.	Book of Business risk factors
•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements)
•	Changes in underwriting standards
•	Product mix (e.g., size of account, industries insured, jurisdiction mix)
•	Growth due to acquisitions
•	Development characteristics of general liability lines

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

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

1a.	Indemnity claims risk factors
•	Time required to recover from the injury
•	Degree of available transitional jobs
•	Degree of legal involvement
•	Changes in the interpretations and processes of the workers compensation commissions’ oversight of claims
•	Future wage inflation for states that index benefits
•	Changes in the administrative policies of second injury funds

1b.	Medical claims risk factors
•	Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules

•	Frequency of visits to health providers
•	Number of medical procedures given during visits to health providers
•	Types of health providers used
•	Type of medical treatments received
•	Use of preferred provider networks and other medical cost containment practices
•	Availability of new medical processes and equipment
•	Changes in the use of pharmaceutical drugs
•	Degree of patient responsiveness to treatment

2.	Book of Business risk factors
•	Injury type mix
•	Changes in underwriting standards
•	Changing product mix based on insured demand
•	Management of exited products risk
•	Development characteristics of workers compensation lines

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

ARGO RE

As a property catastrophe reinsurer, Argo Re’s incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses. The most significant uncertainty in Argo Re’s reserves involves estimates of catastrophe losses. In reserving for catastrophe losses, these estimates are influenced by underwriting information provided by clients, clients’ market shares, industry catastrophe models, industry loss estimates and internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to the Company as a reinsurer regarding the actual underlying losses. This process can cause the ultimate estimates to differ significantly from initial projections.

The loss estimation process begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability etc.), which then results in a list of the expected losses by contract from the Company’s proprietary risk management system. Third party modeling software is embedded in the Company’s proprietary risk management system.

Concurrently, underwriting teams employ a market share approach as well as perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events, the Company utilizes internal databases to establish projected reporting patterns and payment patterns. This database includes data dating back to the 1980’s consisting of well over one hundred catastrophic events, of which over twenty are hurricanes. Industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization, are also employed. Using this information, the Company has developed loss development factors for significant catastrophes. Internal significant catastrophe loss development factors are analyzed as appropriate and at least once per year to reflect updated industry benchmarks and changes in the Company’s specific loss history.

PXRE LEGACY

PXRE legacy reserves consist primarily of liabilities associated with property catastrophe reinsurance claims attributed to the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). Specifically for Hurricane Katrina, the Company’s estimates are subject to a level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. Causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

Actuarial analyses implementing historical paid and incurred loss development patterns based on both Company specific and industry data, support the adequacy of carried loss reserves for these events.

INTERNATIONAL SPECIALTY – HERITAGE

International Specialty loss reserves are analyzed quarterly by internal staff. Additionally, the Company employs an independent actuarial firm to conduct a more detailed review of loss reserves annually. Management’s best estimate of loss reserves is determined after review of internal and external work products.

The Company uses several approaches and actuarial techniques to project gross and net loss reserves. For property lines of business, the Company reviews its loss reserves considering the underlying claims. The Company utilizes paid and incurred loss development as its primary methods for determining ultimate losses. Additionally, the Company considers expected loss ratios, pricing trends and any other variations in the business underwritten, including changes in underlying terms and conditions. Catastrophic claim liabilities and other large losses are inherently more volatile than attritional losses; therefore the Company needs to utilize other loss forecasting methodologies. For known catastrophic claims, the Company initially relies on third party modeling software to determine its exposure to catastrophic events. As catastrophic events mature, specific claim information received by the Company is used to refine its initial loss estimate. After approximately four to six months from the date of the catastrophic event, the Company’s reported losses relative to the event are assigned significant credibility. However, it may be several years before ultimate loss amounts are fully known as disputes over policy coverage or the relevant law governing a claim cause uncertainty in the estimation of outcomes. The observed large loss patterns are subsequently adjusted by changes in underlying exposures and rick characteristics.

For the long tailed lines underwritten by International Specialty, such as professional indemnity and general liability, it may be several years before claims are fully advised and settled. The large time lag involved for reporting and settling claims introduces a large amount of uncertainty into the loss estimation process. Loss experience is not deemed fully credible for several years. Until the time that an underwriting year of account is closed, the Company utilizes an expected loss ratio method to determine ultimate losses, supplemented by paid and incurred BF loss development methods, to the extent that the reported loss data matures and is considered credible.

For both short tailed and long tailed lines of business, the two most critical assumptions for determining loss reserves are that the past is a reasonable predictor of future claims development, and that rating and other models used, including pricing models for recent business, are fair indicators of the ultimate claims that will be incurred. If the underlying risk characteristics of the business written is materially different than business underwritten by the Company in prior years, of if changes in loss reserving or other claims settlement practices is not accurately captured by the actuarial forecasting methods, loss reserve estimates may be subject to error.

The Company performs all of its loss estimates on a syndicate basis, which represent 100% of the business underwritten by the syndicate. The Company utilizes trade reinsurance to cede a proportion of its premium income and incurred losses to trade reinsurers. The percentage of the cession differs for each underwriting year of account. The reinsurers’ share of provisions for claims is based on calculated amounts of outstanding claims and projections for IBNR, net of estimated irrecoverable amounts. The syndicate will evaluate the reinsurance program in place for the class of business, the claims experience for the year, and the security rating of the reinsurance companies involved. This evaluation, along with other factors and considerations, is used to determine trade reinsurer participation in future years.

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

COMMERCIAL AUTOMOBILE LIABILITY

The commercial automobile liability product line is a long tail coverage, mainly due to exposures arising out of bodily injury claims. Losses in this line associated with bodily injury claims generally are more difficult to accurately estimate, more complex, and take longer to resolve. Claim reporting lags also can be lengthy. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:

1.	Claims risk factors
•	Trends in jury awards
•	Changes in the underlying court system
•	Changes in case law
•	Litigation trends
•	Frequency of claims with payment capped by policy limits
•	Change in average severity of accidents, or proportion of severe accidents
•	Subrogation opportunities
•	Changes in claim handling procedures
•	Frequency of visits to health providers
•	Number of medical procedures given during visits to health providers
•	Types of health providers used
•	Types of medical treatments received
•	Changes in cost of medical treatments
•	Degree of patient responsiveness to treatment

2.	Book of Business risk factors
•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
•	Changes in mix of insured vehicles
•	Changes in underwriting standards

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

Recorded gross reserves for property were $37.7 million. Property reserves are for a short tailed line of business and are therefore less volatile than longer tailed lines of business. An expected loss ratio is determined for current business, and the Company is able to determine within 18 to 36 months after the beginning of an accident year whether or not the loss frequency and severity assumptions underlying the expected loss ratio were appropriate. The Company is able to respond more quickly to trends in loss frequency and severity for the Property line of business, and adjust loss reserves accordingly. Because ultimate Property loss values are more easily quantified within 18 to 36 months after the beginning of an accident year, the range of possible loss outcomes is narrower than the range for casualty lines, and the Company is less susceptible to reserve volatility resulting from changes in key assumptions.

Recorded gross reserves for general liability were $1,235.1 million, with approximately 11% of that amount related to run-off asbestos, environmental, and other latent exposures. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that the Company has experienced in the past and which management considers possible, the estimated net reserve could change by $75.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $239.2 million as of December 31, 2008. If the development patterns underlying the Company’s net reserves for this line of business changes by 10 points, the estimated net reserve could change by $20.0 million, in either direction.

Recorded gross reserves for PXRE’s legacy property reserves are $97.6 million, with $64.4 million attributed to the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). Based on both Company- specific and industry benchmark patterns, these events are approximately 98% reported and 94% paid. Given the maturity of these events, the potential variability in its reserves is small. However, coverage issues surrounding flood in conjunction with wind damage increase the uncertainty around Hurricane Katrina’s loss. A range of potential KRW reserves is suggested by varying key assumptions in assumed reporting patterns. A selected range of $15.0 million below and $10.0 million above net carried reserves was determined in the aggregate for all three KRW events combined, after considering the sensitivity analysis outlined above, management’s best loss estimates, and actuarial judgment. For PXRE Legacy business excluding the 2005 Hurricanes, given its maturity, the range was calculated as +/- 5% about its net carried reserves.

Recorded gross reserves for workers compensation were $682.5 million. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. Across the entire reserve base, a 1 point change in calendar year medical inflation could change the estimated net reserve by $35.0 million, in either direction.

Recorded gross reserves for auto liability were $175.4 million across all lines, almost entirely Commercial Lines. Commercial auto liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to the Company’s results of operations in any given period. A key assumption for Commercial Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. A 3 point change in assumed annual severity is within the range of historical experience for the industry and for the Company, and which management considers possible. A 3 point change in assumed annual severity could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for Heritage were $449.8 million. The Heritage reserves consist primarily of general liability and property reserves. Estimation of Heritage’s general liability reserves are subject to loss emergence, and to types of claims along with mix shifts between smaller, more routine claims and larger, more complex claims. Heritage’s property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage, and ultimate claims settlement. These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

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

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, the Company selects a point estimate of reserves that represents management’s best estimate. Management believes that the aggregate loss reserves at December 31, 2008 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2008, the Company recorded gross loss reserves of $2,996.6 million, and loss reserves net of reinsurance of $2,115.6 million. Although a point estimate of reserves is selected for inclusion in the Company’s financial reports, it is unlikely that the final amount paid will equal that point estimate. In order to provide an indication of the variability in loss reserve estimates, the Company develops reserve ranges by applying varying favorable and unfavorable assumptions to loss reserving methods used to derive point estimates.

The Company estimates its range of reserves, net of reinsurance, at $1,934.1 million to $2,321.9 million. In determining this range, loss reserve analyses were performed for each of its major operating segments, comprising both ongoing operations and runoff businesses. As discussed in the Loss Reserve Estimation Methods section, various methodologies and assumptions were utilized. The high and low end estimates are developed by making reasonable changes to specific assumptions and weightings of loss reserve methodologies used to estimate IBNR. High and low end loss outcomes developed for each major business segment are summed together to derive the range. Management believes the variations applied result in a range that represents a reasonably possible lowest to highest outcome.

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

Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation. Ceding ratios are determined using actuarial assumptions, and therefore, are subject to the same uncertainties as reserves for losses and loss adjustment expenses. Additionally, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to perform under the contract. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligation under the reinsurance agreement. The Company evaluates the balances due from reinsurance companies for collectability, and when indicated, in management’s opinion, issues of collectability exist, establish an allowance for doubtful accounts.

Valuation of Investments. The Company’s investments in fixed maturities, preferred stocks and common stocks are classified as available for sale and are reported at fair value under GAAP. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using quoted market prices where available. For securities not actively traded, fair values are estimated using values obtained from the Company’s independent investment managers. To estimate the fair value of these investments, the investment managers employ various models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves. As of December 31, 2008, investments held by the Company for which there is not a quoted market price is less than 1% of the investment portfolio. The actual value at which such securities could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

The Company regularly monitors the difference between the estimated fair values of its investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive operations as a separate component of shareholders’ equity. If the decline is believed to be “other than temporary,” the carrying value of the investment is written down and recorded as a realized loss in the Consolidated Statements of Operations. Each quarter, all investments in an unrealized loss position are formally reviewed. In assessing whether an investment is suffering a decline in value that is “other than temporary” the Company pays particular attention to those trading at 80% or less of original cost, and those investments that have been downgraded by any of the major ratings agencies, general market conditions, and the status of principal and interest payments. Additionally, the Company evaluates its ability and intent to retain the investment in an unrealized loss position for a period of time sufficient to allow for a recovery in value. If it is concluded that a decline is “other than temporary,” a realized investment loss for the impairment is recognized. For the year ended December 31, 2008, the Company recorded $51.3 million of realized losses due to the recognition of an other than temporary impairment.

For additional discussion of the risks related to the Company’s investment portfolio, please refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 75 - 79.

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the Company’s United States and United Kingdom subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of the Company’s deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. The Company’s deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs, and from underwriting profits arising from business conducted at Lloyds which do not become subject to corporation tax in the United Kingdom until the year in which such profits are distributed.

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At December 31, 2008, the Company had a total net deferred tax asset of $97.0 million prior to any valuation allowance. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward generated from the sale of PXRE Reinsurance Company, and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $47.0 million is required. The net deferred tax asset is $50.0 million at December 31, 2008. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

Goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs annual impairment tests of its goodwill and intangible assets, or more frequently when impairment indicators exist. The Company has elected to perform its goodwill impairment test on the first day of the fourth quarter of each year, or October 1 of each year. The goodwill impairment test is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation similar to the requirements of SFAS 141, Business Combinations, in that it takes the implied fair value of the reporting unit and allocates this fair value to the fair value of the assets and liabilities of the reporting unit.

For purposes of applying SFAS 142, management determined that its reporting units are the same as its operating segments. During 2008, the acquisition of Heritage resulted in the addition of the International Specialty segment as a reporting unit. The Company allocated its assets, including goodwill, and liabilities of its reporting units consistent with its segment reporting and prior periods, other than the addition of the International Specialty reporting unit noted above.

The Company estimated the fair value of reporting units using various valuation techniques, with the primary technique being discounted cash flow analyses. A discounted cash flow analysis requires management to make various judgmental assumptions about future cash flows including projections of earned premiums, loss ratios, expense growth, and discount rates for each reporting unit. Assumptions about such future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Future changes in these assumptions could cause impairment of goodwill.

The Company also considered market values of companies similar to the reporting units being valued to assist in validating valuations derived from the discounted cash flow models. The resulting fair values of the reporting units were in excess of the carrying value, including goodwill, of the reporting units. Accordingly, management did not perform Step 2.

The market capitalization of the stock of the Company has been below book value during 2008. Management considered the market capitalization decline below book value as a data point in performing its annual impairment test. The discounted cash flow valuation discussed above supports management’s view that goodwill is not impaired.

While management believes the estimates and assumptions are reasonable in determining the fair value of reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, the Company may be required to perform Step 2 in future periods and impairment of goodwill could result. The Company cannot predict future events that might impact the fair value of reporting units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

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

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the services of three professional fixed income investment managers. The Company manages a majority of the equity securities portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on page 60.)

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At December 31, 2008, 96.3% ($3.0 billion at fair value) of the Company’s portfolio was rated A or better, with 61.2% ($1.9 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$242.7	$-	$-	$-	$242.7
U.S. Government agencies	278.8	-	-	-	278.8
Obligations of states and political subdivisions	104.2	545.5	105.9	40.6	796.2
Corporate securities	62.7	103.8	321.1	58.7	546.3
Structured securities:
CMO/MBS-agency	835.3	-	-	-	835.3
CMO/MBS-non agency	60.4	-	-	-	60.4
CMBS	155.9	-	4.2	3.0	163.1
ABS-residential	12.3	3.8	-	6.2	22.3
ABS-non residential	71.4	2.2	2.9	2.8	79.3
Foreign	107.1	7.1	7.7	6.2	128.1

	$1,930.8	$662.4	$441.8	$117.5	$3,152.5

Subprime Exposure and Alt A: The Company’s investment portfolio includes $35.4 million par value of mortgage-backed securities collateralized by subprime and Alt A residential loans at December 31, 2008. The amortized cost of these mortgage securities was $28.4 million and the fair value was $26.2 million, representing less than 1% of the Company’s consolidated investment portfolio. Of these mortgage securities, 61.5% ($16.1 million at fair value) were rated AAA, 14.5% ($3.8 million at fair value) were rated AA and 24.0% ($6.3 million at fair value) were rated lower than A. The Company’s investment portfolio includes subprime and Alt A mortgage-backed securities issued over several years from 2001 through 2006. Over 99.5% of the underlying mortgage loans supporting the Company’s sub prime and Alt A securities have fixed interest rates, with less than 1% comprised of floating rate loans. The Company’s exposure to unrealized losses on securities with sub prime and Alt A exposure has been predominantly related to changes in the security values, particularly the changes in security values related to market illiquidity. The Company manages and mitigates subprime and Alt A risk exposure through monitoring and analysis of available collateral performance data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of subprime and Alt A assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has no exposure to collateralized debt obligations or mortgage derivatives.

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At December 31, 2008, the total fair value of these securities was $496.2 million, or 12.4% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The tables below show the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

(in millions)	Without Guarantee
AAA	$5.1
AA	284.1
A	164.1
Less than A	14.2
Not Rated	28.7

$496.2

Insurer (in millions)	With Guarantee
	AAA	AA	A	Below A	Total
AMBAC	$-	$65.1	$53.0	$-	$118.1
FGIC	5.1	47.3	42.9	9.7	105.0
FSA	144.2	-	-	-	144.2
MBIA	-	122.9	-	-	122.9
XLCA	-	-	6.0	-	6.0

Total	$149.3	$235.3	$101.9	$9.7	$496.2

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The Company has no direct investment in any of the monoline insurers at December 31, 2008.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $189.2 million par value of CMBS holdings at December 31, 2008. The amortized cost of these CMBS securities was $188.0 million and the fair value was $163.1 million, representing 4.1% of the Company’s consolidated investment portfolio. Of these CMBS securities, 95.6% ($155.9 million at fair value) were rated AAA, with the remaining $9.6 being rated AA and A. These CMBS securities are generally of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; issuances of 2005 and earlier represent 50.7% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 12.2% of these securities have been defeased by replacing the commercial mortgage loans with treasury securities.

ABS: The Company’s investment portfolio includes $85.2 million par value of non-residential ABS holdings at December 31, 2008. The amortized cost of these ABS securities was $85.5 million and the fair value was $79.3 million, representing 2.0% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland lease revenue, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheet at fair value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed through application of the Investment Policy, as approved by the Investment Committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. At December 31, 2008, the fair value of the equity securities portfolio was $272.3 million. A hypothetical decrease of 10% in the market price of each security held at December 31, 2008 would have resulted in a decrease of $27.2 million in the fair value of the equity portfolio. No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 1.7% of shareholders’ equity as of December 31, 2008.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. In general, the process for identifying other-than-temporary impairment declines in fair value involves the consideration of several factors, including but not limited to the length of time in which there has been a significant decline in value, the liquidity, business prospects and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and management’s intent and ability to hold the investment until the book value is recovered. If consideration of these factors yields a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and a realized loss is recognized. As of December 31, 2008, the Company had gross unrealized losses of $107.1 million that were in an unrealized loss position for less than one year and $34.3 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed income portfolio accounted for principally all of the unrealized losses greater than one year, which were due to increased benchmark interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of December 31, 2008 are temporary.

Volatility

The Company’s portfolio of investments in fixed income and short-term securities may be adversely affected by changes in interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and proceeds are reinvested at lower interest rates resulting in lower investment income. Exposure to interest rate risk is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds or in securities which are guaranteed by the United States federal government. Less than 1% of the fixed income portfolio is invested in bonds rated lower than BBB minus at December 31, 2008. Duration is a common gauge of the price sensitivity of a fixed income portfolio to a change in interest rates. Based upon a pricing model, the Company determines the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2008:

	-200	-100	Base Case	100	200	300
Book Yield	4.5%	4.4%	4.2%	4.0%	4.0%	4.0%
Market Yield	1.8%	2.6%	3.6%	4.6%	5.4%	6.2%
Average Life (years)	2.8	2.8	3.0	3.6	3.9	4.0
Option Adjusted Duration (years)	2.3	2.4	2.6	2.9	3.0	3.1
Market Value (in millions)	$3,857.7	$3,760.8	$3,666.1	$3,568.9	$3,467.1	$3,367.1
Gain (Loss) (in millions)	$167.8	$70.9	$(23.8)	$(121.0)	$(222.8)	$(322.8)

Impairment

For the three and twelve months ended December 31, 2008, the Company recorded other-than-temporary impairments of $22.0 million and $51.3 million, respectively. For the three and twelve months ended December 31, 2007, Argonaut Group recorded other-than-temporary impairments of $0.9 million and $2.3 million, respectively.

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

Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For both the three and twelve months ended December, 2008, the Company recorded realized gains of $2.8 million and realized losses of $0.5 million, respectively, on foreign currency translation.

The Company holds investments which are denominated in foreign currencies. For these foreign denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income. For the year ended December 31, 2008, these investments reported an unrealized depreciation in value of $39.7 million.

Indebtedness

The Company has $428.7 million of par value indebtedness outstanding at December 31, 2008. Approximately $279.6 million of this debt is subject to variable interest rates at December 31, 2008. Thus, interest expense on this debt is directly correlated to market interest rates, primarily changes in the three-month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the December 31, 2008 outstanding floating par value of $279.6 million, a 100 basis point change in market interest rates would change annual interest expense by $2.8 million.

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

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

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

The Company’s evaluation did not include the internal controls over financial reporting of Heritage, which was acquired in 2008 and whose results are included in the accompanying consolidated financial statements. Heritage constituted $1,661.7 million and $233.0 million of total and net assets, respectively, as of December 31, 2008 and $201.5 million and $23.4 million of revenues and net loss, respectively, for the year then ended.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Heritage Underwriting Agency plc, which was acquired in 2008 and is included in the 2008 consolidated financial statements of Argo Group International Holdings, Ltd. and subsidiaries and constituted $1,661 million and $233 million of total and net assets, respectively, as of December 31, 2008 and $201 million and $23 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Argo Group International Holdings, Ltd. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Heritage Underwriting Agency plc.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Argo Group International Holdings, Ltd. and subsidiaries and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 2, 2009

Item 9B. Other Information

On February 27, 2009 (the “Effective Date”) each of Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo Acquisition, Limited and Heritage Underwriting Agency Limited (the “Borrowers”) entered into a $100,000,000 Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent, and the other lenders and parties signatory thereto. The New Credit Agreement replaced the March 6, 2006 $75,000,000 Credit Agreement between Argonaut Group, Inc., JPMorgan Chase Bank, National Association and the other parties thereto, which agreement was terminated in connection with the execution of the New Credit Agreement. The New Credit Agreement provides for a $100 million revolving credit facility, and the commitments thereunder shall expire on February 26, 2010. Borrowings by the Borrowers under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

Revolving loans designated by the Borrowers at the time of borrowing as “ABR Borrowings” that are outstanding under the New Credit Agreement bear interest at a rate per annum equal to the greatest of (a) the Prime Rate (as defined in the New Credit Agreement) in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1% and (c) the Adjusted Eurocurrency Rate for a one month interest period on such day plus 1%, plus the Applicable Rate (as defined in the New Credit Agreement). Revolving loans designated by the Borrowers at the time of borrowing as “Eurocurrency Borrowings” that are outstanding under the New Credit Agreement bear interest at a rate per annum equal to the Adjusted Eurocurrency Rate (as defined in the New Credit Agreement) for the interest period in effect for such Borrowing plus the Applicable Rate (as defined in the New Credit Agreement).

If Argo Group US, Inc. does not maintain an S&P Issuer Credit Rating of at least BBB- and if certain of Argo Group’s subsidiaries engaged in the business of insurance or reinsurance do not maintain an AM Best Financial Strength Rating of at least A-, the Borrowers shall provide security by providing a pledge of the capital stock of Argo Group US, Inc.’s direct subsidiaries and certain of its indirect subsidiaries. The New Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers might be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding more than 51% of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans under the New Credit Agreement upon the occurrence and during the continuation of an event of default.

The description of the New Credit Agreement set forth above is qualified in its entirety by the Credit Agreement filed in this Form 10-K as Exhibit 10.21 and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Executive Officers,” “Audit Committee Financial Expert,” “Security Ownership of Principal Stockholders and Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 5, 2009.

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

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Indemnification,” “Pension Plan,” and “Compensation of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May  5, 2009.

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

Heritage had options issued and outstanding under the 2006 Unapproved Share Option Scheme. The 2006 Unapproved Share Option Scheme was adopted by way of an ordinary resolution on June 19, 2006. Prior to the acquisition of Heritage in May 2008, the vesting of the majority of the awards issued and outstanding under the equity based compensation plans were accelerated and exercised. Certain options issued to key personnel were not accelerated, and were converted into equivalent shares equity awards of Argo Group. All plans were terminated as of the date of the acquisition and all unissued shares available in the reserve were canceled as of the acquisition date.

The following table sets forth information as of December 31, 2008 concerning the Company’s equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Averate Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd.
Long-Term Incentive Plan:
Stock Options	561,749	$36.52	3,524,120
Restricted stock units	146,358	$-	(A)
Argonaut Group, Inc. Amended and Restated
Stock Incentive Plan
Stock Options	886,749	$34.56	-
Non-vested stock	89,864	$-	-
PXRE Group Ltd. Incentive Bonus
Compensation Plan
Stock Options	14,947	$196.75	-
Argonaut Group, Inc. Non- Employee Director
Stock Option Plan	16,210	$51.87	-
PXRE Group Ltd. Directors Stock Plan	19,265	$195.32	-
PXRE Group Ltd. Directors Equity and Deferred Compensation Plan	5,290	$179.65	-
Equity compensation plans not approved by shareholders
2006 Unapproved Share Option Scheme (Heritage)	14,906	$46.70	-

Total	1,755,338	$39.73	3,524,120

(A)

Under the LTIP, a total of 4.5 million shares are authorized and reserved under the Plan. Each grant of an option will reduce the share pool by one share. Each grant of a restricted stock unit will reduce the pool by 2.75 shares. As of December 31, 2008 the pool was reduced by 561,749 option shares and 414,131 restricted stock units.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 5, 2009.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 5, 2009.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 5, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

Selected Financial Data

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets - December 31, 2008 and 2007	F-3

		Consolidated Statements of Income For the Years Ended December 31, 2008, 2007 and 2006	F-4

		Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2008, 2007 and 2006	F-5

		Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2008, 2007 and 2006	F-6

		Consolidated Statements of Cash Flows For the Years Ended December 31, 2008, 2007 and 2006	F-7

		Notes to Consolidated Financial Statements	F-8

(a)	2.	Financial Statement Schedules

		Schedule II - Condensed Financial Information of Registrant December 31, 2008 and 2007	F-53

		Schedule III - Supplementary Insurance Information For the Years Ended December 31, 2008, 2007 and 2006	F-55

		Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	F-56

		Schedule VI - Supplementary Information for Property-Casualty Insurance Companies For the Years Ended December 31, 2008, 2007 and 2006	F-57

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

2.2

Recommend Cash Offer, dated as of April 17, 2008, by Argo Acquisition, Limited (a wholly owned subsidiary of Argo Group) for Heritage Underwriting Agency plc (incorporated by reference to Exhibit 99.1 to the Current Report of Argo Group on Form 8-K filed on April 18, 2008).

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

10.2

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

10.3

Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).

10.4

Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders).

10.5

Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).

10.6

Letter of Credit Facility Agreement, dated June 25, 2004, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed June 25, 2004).

10.7

Security Agreement, dated June 25, 2004, between Barclays Bank PLC, as Secured Party, and PXRE Reinsurance Ltd., as Borrower (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed June 25, 2004).

10.8

Global Amendment Agreement to the Letter of Credit Facility Agreement, dated January 28, 2005, between PXRE Reinsurance Ltd., as Borrower, and Barclays Bank PLC, as Issuer (incorporated by reference to Exhibit 99.1 to Argo Group’s Current Report on Form 8-K filed January 28, 2005).

10.9

Amendment Agreement dated December 31, 2005 between PXRE Reinsurance Ltd and Barclays Bank PLC increasing Letter of Credit capacity to $250 million (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated January 9, 2006).

10.10

Letter of Credit Facility Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11

Insurance Letters of Credit – Master Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12

Pledge Agreement, dated August 2, 2005, by and between Citibank Ireland Financial Services plc and PXRE Reinsurance Ltd (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13

Additional Agreement dated January 19, 2006 between PXRE Reinsurance Ltd and Citibank Ireland Financial Services PLC adding a second Letter of Credit facility of $200 million. (incorporated by reference to Exhibit 99.1 of Argo Group’s Current Report on Form 8-K dated January 19, 2006).

10.14

Underwriting Agreement, dated October 3, 2005, between Argo Group and Credit Suisse First Boston LLC, as the underwriter (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.15

Stop Loss Reinsurance Agreement between PXRE Reinsurance Limited, Lloyds Syndicate 1224 and Omni Whittington Capital Management Limited (incorporated by reference to Exhibit 99.2 of Argo Group’s Current Report on Form 8-K dated November 29, 2005).

10.16

Third Amendment dated December 29, 2006 by and between PXRE Reinsurance Ltd and Barclays Bank PLC (incorporated by reference to Exhibit 10.49 to Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17

Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.18

Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.19	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.20

Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.21

$100,000,000 Credit Agreement dated as of February 27, 2009 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo Acquisition Ltd. and Heritage Underwriting Agency, Ltd., The Lenders Party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wachovia Bank, N.A., as Syndication Agent.

10.22	Argonaut Deferred Compensation Plan for Non-Employee Directors, effective December 16, 2005 (incorporated by reference to Exhibit 99.3 to Argonaut Group, Inc.’s S-8 filed November 29, 2007).

10.23

Separation Agreement dated March 14, 2007 between Argo Group and Jeffrey L. Radke (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2007).

10.24

Employment Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

10.25

Letter Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Barbara Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007).

10.26

Separation Agreement and General Release, executed November 14, 2007, between Argonaut Group, Inc. and Gregory M. Vezzosi (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

10.27

Executive Employment Agreement executed December 7, 2007 between Argonaut Group, Inc. and Dale H. Pilkington (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007).

10.28

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).

10.29

Amendment No. 1, dated August 6, 2007, to Argonaut Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.4 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.30

Lockup Agreement with Mark E. Watson III, dated June 13, 2007 (incorporated by reference to Exhibit 10.1 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.31

Lockup Agreement with Barbara C. Bufkin, dated June 13, 2007 (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.32

Lockup Agreement with Mark W. Haushill, dated June 13, 2007 (incorporated by reference to Exhibit 10.3 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.33

Lockup Agreement with Byron L. Leflore, Jr., dated June 13, 2007 (incorporated by reference to Exhibit 10.4 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.34

Lockup Agreement with Gregory Vezzosi, dated June 13, 2007 (incorporated by reference to Exhibit 10.5 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.35

Lockup Agreement with Chuck W. Weaver, dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to Argonaut Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2007).

10.36

Executive Employment Agreement, effective May 13, 2008, between Argo Group and Jay Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008).

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2009

/s/ Jay S. Bullock Jay S. Bullock	Chief Financial Officer (principal financial and accounting officer)	March 2, 2009

/s/ Gary V. Woods Gary V. Woods	Director	March 2, 2009

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	March 2, 2009

/s/ H. Barry Cash H. Berry Cash	Director	March 2, 2009

/s/ Bradley E. Cooper Bradley E. Cooper	Director	March 2, 2009

/s/ Hector DeLeon Hector DeLeon	Director	March 2, 2009

/s/ Mural R. Josephson Mural R. Josephson	Director	March 2, 2009

/s/ Frank W. Maresh Frank W. Maresh	Director	March 2, 2009

/s/ Phillip R. McLoughlin Philip R. McLoughlin	Director	March 2, 2009

/s/ John R. Power, Jr. John R. Power, Jr.	Director	March 2, 2009

/s/ Fayez S. Sarofim Fayez S. Sarofim	Director	March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 2, 2009

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2008 - $3,145.4; 2007 - $2,603.1)	$3,150.4	$2,616.0
Trading (cost: 2008 - $2.1; 2007 - $0)	2.1	-
Equity securities, at fair value (cost: 2008 - $255.9; 2007 - $200.3)	272.3	302.8
Other investments, at fair value (cost: 2008 - $56.8; 2007 - $15.2)	57.0	15.2
Short-term investments, at fair value (cost: 2008 - $542.0; 2007 - $648.8)	513.6	648.8

Total investments	3,995.4	3,582.8

Cash	6.1	15.0
Accrued investment income	34.2	24.9
Premiums receivable	345.4	223.7
Reinsurance recoverables	1,193.8	610.1
Goodwill	151.4	106.3
Deferred tax asset, net	50.0	30.3
Deferred acquisition costs, net	178.2	92.0
Ceded unearned premiums	208.8	114.5
Other assets	112.0	67.3
Intangible assets	106.2	-
Assets held for sale	-	256.6

Total assets	$6,381.5	$5,123.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$2,996.6	$2,425.5
Unearned premiums	807.6	506.8
Accrued underwriting expenses	107.4	79.3
Ceded reinsurance payable, net	603.4	49.7
Funds held	43.4	42.4
Other indebtedness	117.3	58.0
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	2.1	5.1
Other liabilities	39.4	60.0
Liabilities held for sale	-	200.8

Total liabilities	5,028.6	3,739.0

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized;
30,768,878 and 30,663,037 shares issued and outstanding at December 31, 2008 and 2007, respectively	30.8	30.7
Additional paid-in capital	694.2	685.9
Treasury shares (145,999 and 0 shares repurchased at December 31, 2008 and 2007, respectively)	(5.1)	-
Retained earnings	655.2	592.3
Accumulated other comprehensive income (loss), net of taxes	(22.2)	75.6

Total shareholders’ equity	1,352.9	1,384.5

Total liabilities and shareholders’ equity	$6,381.5	$5,123.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Premiums and other revenue:
Earned premiums	$1,127.1	$859.8	$813.0
Net investment income	150.2	134.3	104.5
Fee income	13.6	-	-
Realized investment and other gains (losses), net	(35.1)	5.9	21.2

Total revenue	1,255.8	1,000.0	938.7

Expenses:
Losses and loss adjustment expenses	724.9	526.9	477.6
Underwriting, acquisition and insurance expenses	407.1	328.1	285.1
Interest expense and other	37.4	25.2	13.0

Total expenses	1,169.4	880.2	775.7

Income before income taxes and extraordinary item	86.4	119.8	163.0
Provision for income taxes	23.5	42.3	57.0

Income before extraordinary item	62.9	77.5	106.0
Extraordinary item	-	66.3	-

Net income	$62.9	$143.8	$106.0

Net income per common share - basic:
Income before extraordinary item	$2.05	$3.05	$5.12
Extraordinary item	-	2.61	-

Net income	$2.05	$5.66	$5.12

Net income per common share - diluted:
Income before extraordinary item	$2.05	$3.01	$4.82
Extraordinary item	-	2.57	-

Net income	$2.05	$5.58	$4.82

Dividend declared per common share:	$-	$1.65	$-

Weighted average common shares:
Basic	30,622,025	25,367,004	20,516,261

Diluted	30,765,420	25,773,631	21,981,065

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Net income	$62.9	$143.8	$106.0

Other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the period	(2.9)	0.8	-
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(162.3)	57.9	33.3
Less reclassification adjustment for losses (gains) included in net income	38.2	(5.9)	(13.6)

Other comprehensive income (loss) before tax	(127.0)	52.8	19.7
Income tax provision (benefit) related to other comprehensive income (loss)	(29.2)	16.0	6.9

Other comprehensive income (loss), net of tax	(97.8)	36.8	12.8

Comprehensive income (loss)	$(34.9)	$180.6	$118.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Preferred Shares	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2006	$1.6	$19.8	$275.0	$-	$400.7	$(10.3)	$29.3	$716.1
Net income	-	-	-	-	106.0	-	-	106.0
Change in net unrealized appreciation on securities, net of taxes	-	-	-	-	-	-	12.8	12.8
Common stock secondary offering expenses	-	-	(0.2)	-	-	-	-	(0.2)
Series A preferred stock conversion	(1.0)	1.0	-	-	-	-	-	-
Activity under stock incentive plans	-	0.3	15.4	-	-	-	-	15.7
Retirement of common shares (tax payments on non-vested stock)	-	(0.1)	(0.9)	-	-	-	-	(1.0)
Deferred taxes - option exercises	-	-	1.8	-	-	-	-	1.8
Employee stock purchase plan	-	-	0.8	-	-	-	-	0.8
Cash dividend declared - preferred shares ($0.72/share)	-	-	-	-	(1.0)	-	-	(1.0)
Adoption of SFAS No. 123(R)	-	-	(10.3)	-	-	10.3	-	-
Adoption of SFAS No. 158, net of tax	-	-	-	-	-	-	(3.3)	(3.3)

Balance, December 31, 2006	0.6	21.0	281.6	-	505.7	-	38.8	847.7
Net income	-	-	-	-	143.8	-	-	143.8
Minimum pension liability, net of taxes	-	-	-	-	-	-	0.5	0.5
Change in net unrealized appreciation on securities, net of taxes	-	-	-	-	-	-	36.3	36.3
Series A preferred stock conversion	(0.6)	0.6	-	-	-	-	-	-
Activity under stock incentive plans	-	0.9	33.4	-	-	-	-	34.3
Retirement of common shares (tax payments on non-vested stock)	-	-	(4.8)	-	-	-	-	(4.8)
Deferred taxes - option exercises	-	-	3.0	-	-	-	-	3.0
Employee stock purchase plan	-	-	0.7	-	-	-	-	0.7
Equity acquired in merger, net of acquisition expenses	-	8.2	372.0	-	-	-	-	380.2
Cash dividend declared - preferred shares ($0.21/share)	-	-	-	-	(0.1)	-	-	(0.1)
Cash dividend declared - common shares ($1.65/share)	-	-	-	-	(57.1)	-	-	(57.1)

Balance, December 31, 2007	-	30.7	685.9	-	592.3	-	75.6	1,384.5
Net income	-	-	-	-	62.9	-	-	62.9
Minimum pension liability, net of taxes	-	-	-	-	-	-	(1.9)	(1.9)
Change in net unrealized depreciation on securities, net of taxes	-	-	-	-	-	-	(95.9)	(95.9)
Repurchase of common shares (145,999 at a weighted average price of $35.23)	-	-	-	(5.1)	-	-	-	(5.1)
Activity under stock incentive plans	-	0.1	8.1	-	-	-	-	8.2
Retirement of common shares (tax payments on non-vested stock)	-	-	(0.6)	-	-	-	-	(0.6)
Deferred taxes - option exercises	-	-	(0.2)	-	-	-	-	(0.2)
Employee stock purchase plan	-	-	1.0	-	-	-	-	1.0

Balance, December 31, 2008	$-	$30.8	$694.2	$(5.1)	$655.2	$-	$(22.2)	$1,352.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$62.9	$143.8	$106.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	17.0	8.4	10.5
Share-based payments expense	6.9	19.3	8.7
Excess tax expense (benefits) from share-based payments arrangements	0.2	(3.3)	(2.3)
Deferred federal income tax (benefit) provision	(13.1)	3.6	7.5
Realized losses (gains) on investments	38.2	(5.9)	(13.6)
Gain on sale of real estate	-	-	(7.6)
Extraordinary gain due to merger	-	(66.3)	-
Change in:
Accrued investment income	(6.1)	(2.9)	(2.1)
Receivables	(139.4)	(62.7)	10.1
Deferred acquisition costs	(4.6)	0.2	(3.2)
Ceded unearned premiums	37.1	3.1	(10.7)
Reserves for losses and loss adjustment expenses	124.3	130.3	153.8
Unearned premiums	(49.2)	(10.3)	40.6
Ceded reinsurance payable and funds held	106.2	(12.0)	(8.9)
Income taxes payable	(5.1)	7.2	7.2
Accrued underwriting expenses	(8.5)	(2.4)	(9.2)
Sales and maturities of trading investments	17.6	5.2	-
Purchases of trading investments	(11.8)	-	-
Other assets and liabilities, net	(54.9)	10.9	12.2

Cash provided by operating activities	117.7	166.2	299.0

Cash flows from investing activities:
Sales of fixed maturity investments	463.2	427.8	79.3
Maturities and mandatory calls of fixed maturity investments	325.0	257.9	207.0
Sales of equity securities	39.9	31.8	4.9
Sales of other investments	5.4	7.0	17.3
Purchases of fixed maturity investments	(996.6)	(949.7)	(643.5)
Purchases of equity securities	(55.3)	(57.3)	(35.7)
Purchases of other investments	(13.6)	(4.1)	(1.9)
Change in short-term investments	364.7	93.3	51.4
Sale of real estate	-	-	7.7
Purchases of fixed assets	(10.4)	(6.7)	(5.3)
Acquisitions, net of cash acquired	(294.2)	10.4	-
Payments received on real estate notes	-	-	18.1
Sale of investment in subsidiary - continuing operations	57.7	-	-
Other, net	(0.8)	(1.0)	-

Cash used by investing activities	(115.0)	(190.6)	(300.7)

Cash flows from financing activities:
Borrowing under revolving credit facility, net	(8.0)	58.0	-
Activity under stock incentive plans	1.7	11.4	6.8
Secondary common stock offering, net of offering expenses	-	-	(0.2)
Repurchase of common shares	(5.1)	-	-
Excess tax (expense) benefits from share-based payment arrangements	(0.2)	3.3	2.3
Payment of cash dividend to common shareholders	-	(57.1)	-
Payment of cash dividend to preferred shareholders	-	(0.1)	(1.4)

Cash (used) provided by financing activities	(11.6)	15.5	7.5

Change in cash	(8.9)	(8.9)	5.8
Cash, beginning of period	15.0	23.9	18.1

Cash, end of period	$6.1	$15.0	$23.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business. On March 14, 2007 (and as amended and restated on June 8, 2007), PXRE Group Ltd. (“PXRE”) and Argonaut Group, Inc. (“Argonaut Group”) entered into a merger agreement (the “Merger Agreement”) pursuant to which Argonaut Group became a wholly-owned subsidiary of PXRE on August 7, 2007 (the “Merger”). PXRE changed its name to Argo Group International Holdings, Ltd. (“Argo Group” or “the Company”) upon the closing of the Merger. Immediately following the Merger, Argonaut Group’s pre-Merger shareholders held approximately 73% of PXRE’s shares, with PXRE’s pre-Merger shareholders retaining approximately 27% of PXRE’s shares. Notwithstanding the fact that PXRE was the legal acquirer under the Merger and remained the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with Argonaut Group as the accounting acquirer. Argo Group accounted for the Merger as a purchase business combination, using Argonaut Group’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of PXRE as of August 7, 2007. As a result of the reverse acquisition treatment, the consolidated financial statements presented herein for periods ended prior to the closing of the Merger (and any other financial information presented herein with respect to such pre-Merger dates, unless otherwise specified) are the consolidated financial statements and other financial information of Argonaut Group. The results of operations, comprehensive income, and cash flows reflect those of Argonaut Group for the twelve months ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007. See Note 2, “Business Acquisitions” for additional discussion of the Merger and the acquisition of Heritage.

In connection with and immediately following the completion of the Merger, on August 7, 2007 the Company’s common shares were split 1-for-10 in a reverse stock split. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

Effective December 31, 2007, Argonaut Group and PXRE Corporation, two intermediate holding companies merged, resulting in PXRE Corporation becoming the surviving entity. In 2008, PXRE Corporation changed its name to Argo Group US, Inc. (“Argo Group US”). References in the notes to Argonaut Group pertain to the period prior to this merger. Argo Group US is a subsidiary of Argo Financial Holding (Ireland) Limited, which is directly owned by Argo Reinsurance Ltd. (“Argo Re”), a Bermuda based company. Argo Re is directly owned by Argo Group.

On May 14, 2008, Argo Group, through its wholly-owned subsidiary, Argo Acquisition Ltd., acquired Heritage Underwriting Agency plc (“Heritage”). Heritage, a specialist insurer based in London, is focused on underwriting worldwide property and non-U.S. liability risks. For accounting purposes, the acquisition date is May 31, 2008. Included in the Company’s consolidated results of operations, comprehensive loss, and cash flows for the year ended December 31, 2008, is seven months of activity specifically attributable to Heritage. The functional currency of Heritage is the U.S. Dollar. See Note 2, “Business Acquisitions” for additional discussion.

Argo Group is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Excess and Surplus Lines products are written by Colony Insurance Group, located in Richmond, Virginia, and Argonaut Specialty Insurance Services, headquartered in New York, New York. Commercial Specialty products are written by Argonaut Insurance Company, headquartered in Chicago, Illinois; Argonaut Great Central Insurance Company, headquartered in Peoria, Illinois; Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania; Grocers Insurance Agency, Inc., headquartered in Portland, Oregon and Trident Insurance Services, headquartered in San Antonio, Texas. Reinsurance products are provided by Argo Re based in Bermuda. International Specialty products are written by Heritage based in London. The Company’s Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as risk management policies written prior to the sale of renewal rights and other business previously written and classified by PXRE as property catastrophe and Lloyd’s of London (“Lloyds”).

Basis of Presentation. The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, the fair value of investments and the Company’s deferred tax asset valuation allowance. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain items in prior years’ financial statements have been reclassified to conform to the current presentation.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities” (“FIN 46-R”). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company evaluated its investment in the following entities: Argonaut Group Statutory Trust, Argonaut Group Statutory Trust III, Argonaut Group Statutory Trust IV, Argonaut Group Statutory Trust V, Argonaut Group Statutory Trust VI, Argonaut Group Statutory Trust VII, Argonaut Group Statutory Trust VIII, Argonaut Group Statutory Trust IX, Argonaut Group Statutory Trust X, PXRE Capital Trust I, PXRE Capital Statutory Trust II, PXRE Capital Trust III, PXRE Capital Statutory Trust V and PXRE Capital Trust VI (collectively, the “Trusts”) and The Argo Foundation (the “Foundation”) and Argonaut Fund to Secure the Future (the “Argonaut Fund”) under the requirements of FIN 46-R. The Company determined that the Trusts, the Foundation and the Argonaut Fund are variable interest entities due to the fact that the Trusts, the Foundation and the Argonaut Fund do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. The Company is not entitled to receive a majority of the residual returns of the Trusts, the Foundation or the Argonaut Fund. Additionally, the Company is not responsible to absorb the majority of the expected losses of the Trusts, the Foundation or the Argonaut Fund; therefore, the Company is not the primary beneficiary and, accordingly, the Trusts, the Foundation and the Argonaut Fund are not included in the Company’s consolidated financial statements.

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest- bearing cash accounts are classified as short-term investments.

Investments. Investments in fixed maturities at December 31, 2008 and 2007 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds in excess of the Company’s near-term operating and claims paying needs and funds on deposit with Lloyds as security to support the Corporate member’s capital and are invested in certificates of deposit, commercial paper, money market funds, United Kingdom short-term government gilts, U.S. Treasury bills, sovereign debt and interest-bearing cash accounts. Short- term investments, maturing in less than one year, are classified as investments in the consolidated financial statements as they relate principally to the Company’s investment activities.

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

Investments are considered available-for-sale or trading and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive income as a separate component of shareholders’ equity. Unrealized losses, associated with the available-for-sale portfolio, which are deemed other than temporary are charged to income in the period the other-than-temporary impairment is determined. Unrealized gains and losses associated with the trading portfolio are recognized in income. The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment patterns, and the intent and ability of the Company to hold the security to allow for recovery. For those securities where the Company’s cost or amortized cost is more than fair market value, the Company reviews such securities internally and with its investment advisors. During the year ended December 31, 2008, realized investment gains for the equity and bond portfolios were reduced by $30.0 million and $21.3 million, respectively, due to the recognition of other-than-temporary impairment on certain securities. During the year ended December 31, 2007, realized investment gains for the equity and bond portfolios were reduced by $0.8 million and $1.5 million, respectively, due to the recognition of other-than-temporary impairment on certain securities. During the year ended December 31, 2006, realized investment gains for the equity and bond portfolios were reduced by $0.2 million and $1.0 million, respectively, due to the recognition of other-than-temporary impairment on certain securities.

Receivables. Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts of $6.6 million and $7.0 million at December 31, 2008 and 2007, respectively.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflects amounts that are due to third party trade reinsurers for which Heritage produces and cedes underwriting activity. These amounts are presented in the Consolidated Balance Sheets net of an allowance for doubtful accounts of $9.8 million and $18.9 million at December 31, 2008 and 2007, respectively (see Note 5, “Reinsurance” for related disclosures).

Premiums receivable and reinsurance recoverables are charged off after a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased.

Goodwill and Intangible Assets. The Company accounts for goodwill and intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company accounts for intangible assets that arose from business combinations in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142. In a business combination, a purchase price paid that is in excess of identified net tangible and intangible assets results in goodwill. Goodwill is recorded as an asset and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income. Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported.

Goodwill and intangible assets arising from the Company’s business combinations during 2008 were $45.1 million and $108.4 million, respectively. Amortization expense incurred in 2008 associated with assets having a finite life was $3.7 million. The intangible assets balance at December 31, 2008 also includes $1.5 million of capacity purchased by Heritage for the 2009 year of account which will be amortized over five years beginning January 1, 2009. See Note 2, “Business Acquisitions” for additional information.

Earned Premiums. Premium revenue is recognized ratably over the policy period, with an adjustment, where appropriate, to reflect the risk profile of certain classes of business particularly those exposed to seasonal weather related events. Premiums that have yet to be earned are reported as “Unearned premiums” in the Consolidated Balance Sheets.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Assumed reinsurance and retrocessional contracts that do not transfer significant insurance risk and do not result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are accounted for as deposits with interest income or expense credited or charged to the contract deposits and included in net investment income. These contract deposits are included in “Liabilities held for sale” in the Consolidated Balance Sheets.

Retrospectively Rated Policies. The Company has written a number of workers compensation and other liability policies that are retrospectively rated. Under this type of policy, the policyholder may be entitled, subsequent to policy expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated workers compensation policies is included in unearned premiums and was $3.2 million at December 31, 2008 and $4.6 million at December 31, 2007. The estimated amount included in premiums receivable for additional premiums due under retrospectively rated policies was $3.0 million at December 31, 2008 and $2.1 million at December 31, 2007.

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

Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. While management believes that amounts included in the accompanying consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations. Further, the nature of loss exposures involves significant variability due to the long tailed payments on claims related to asbestos and environmental coverages and workers compensation coverages. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in the Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 3 to 40 years. The accumulated depreciation for property and equipment was $28.0 million and $23.6 million as of December 31, 2008 and 2007, respectively.

Foreign Currency Translation. Reflected in the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 is $0.5 million, $0.7 million and $0 million, respectively, of losses attributable to foreign currency translation.

The U.S. Dollar is the functional currency of the Company’s foreign operations. Monetary assets and liabilities in foreign operations that are denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date, with resulting gains and losses because of foreign exchange movements reflected in income, and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in net income for the period. In the case of the Company’s foreign currency denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

Share-Based Payments. With the closing of the Merger, all share-based compensation plans of the companies were frozen, resulting in no new grants being issued after the closing date of the Merger. All share-based payment awards outstanding as of the effective date of the Merger were converted into equivalent awards of Argo Group. Plans in effect prior to the Merger included the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan, the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, the PXRE Group Ltd. Incentive Bonus Compensation Plans and the PXRE Group Ltd. Director Stock Plan. Pursuant to the Merger Agreement, non-vested stock awards and options to acquire shares of Argonaut Group common stock were converted into options to acquire a number of Company common shares equal to the exchange ratio under the Merger of 6.484 shares of PXRE for each share of Argonaut Group (0.6484 shares of PXRE after adjustment for the effect of the 1-for-10 reverse stock split). Additionally, in accordance with the Merger Agreement, all share-based payment awards issued under the PXRE plans were adjusted for the 1-for-10 reverse stock split. Expenses under the former PXRE plan have been included in the results of operations from the closing date of the Merger through December 31, 2007 and in the twelve months ended December 31, 2008.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, non-vested stock grants and employee stock purchase plans that contain a look-back provision and allow employees to purchase stock at a discount, to be recognized in the financial statements based on their fair values. Under the chosen transition method, the Company recognized compensation cost in 2006 that included compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006. Compensation cost is also recognized for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, under the requirements of SFAS No. 123(R), the performance non-vested stock awards were no longer subject to variable accounting, as the performance measures are not market based. Effective January 1, 2006, all compensation expense for share-based payments is being recognized on a straight-line basis over each award’s vesting period, replacing the multiple options method used prior to January 1, 2006 (see Note 14, “Share-Based Payments” for related disclosures).

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).FIN 48 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 became effective for the Company on January 1, 2007. The Company had no unrecognized tax benefits upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2008. Tax years ending December 31, 2005 through December 31, 2008 are open for examination by the Internal Revenue Service (“IRS”).

Reinsurance. In the normal course of business, the Company’s insurance and reinsurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Reinsurance recoverables include claims paid by the Company and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine the Company’s ability to cede unpaid losses and loss adjustment expenses under its existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for benefits and losses for which the Company’s insurance and reinsurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Derivative Instruments. In 2007, the Company entered into retrocession pro rata contracts for the periods from July 1, 2007 to December 31, 2007 and from January 1, 2008 to December 31, 2008 that had been determined to be derivatives. The Company had recorded these contracts at fair value with the changes in fair value reported in “Interest expense and other” in the Consolidated Statements of Income. The coverage expired on December 31, 2008. At December 31, 2008, the Company did not hold any derivative instruments.

Supplemental Cash Flow Information.

Income taxes paid. The Company paid income taxes of $36.5 million in 2008, $31.2 million in 2007 and $42.3 million in 2006. The Company recovered income taxes of $0.2 million in 2008, $0.2 million in 2007 and $0 million in 2006.

Interest paid. The Company paid interest on the junior subordinated debentures of $20.3 million, $19.8 million, and $12.5 million during 2008, 2007, and 2006, respectively. The Company paid interest on its other indebtedness of $6.6 million and $1.5 million during 2008 and 2007, respectively. In 2006, the Company had not borrowed against the revolving credit facility.

Pending Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141.SFAS No. 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Under SFAS No. 141(R), assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are required to be measured at the acquisition date at their fair values as of that date. Acquisition date is defined as the date the acquirer legally transfers the consideration, acquires the assets and assumes the liabilities. Adjustments to the provisional amounts initially recorded can be recognized during the measurement period based on new information about facts and circumstances that if the information had existed at the acquisition date would have affected the initial measurement. The measurement period is not to exceed one year from the date of acquisition. Additionally, acquisition-related costs excluding costs to issue debt or equity securities are expensed as incurred. SFAS No. 141(R) is applicable for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy; (2) information about the volume of derivative activity; (3) tabular disclosures of fair value amounts and gains and losses on derivatives and related hedged items; and (4) credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position or results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS No. 162 to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of SFAS No. 162 results in a change in practice. The Company does not anticipate that the adoption of SFAS No. 162 will have a material effect on the Company’s financial position or results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Contracts-an interpretation of SFAS No. 60” (“SFAS No. 163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation; and also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 are intended to improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Currently, the Company does not write this coverage. The Company does not anticipate that the adoption of SFAS No. 163 will have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” The position taken by the FASB under FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Currently, the Company does not have any unvested awards that contain non-forfeitable rights to dividends or dividend equivalents. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material effect on the Company’s financial position or results of operations and financial condition.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”).FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP FAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”) to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS No. 133 and FIN No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 encourages earlier adoption to facilitate comparisons at initial adoption. In periods after initial adoption, FAS 133-1 and FIN 45-4 requires comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material effect on the Company’s financial position, results of operations and financial condition or EPS amounts.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).FSP FAS 157-3 clarifies the application of FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in a market that is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate (FASB SFAS No. 154, “Accounting Changes and Error Corrections”). The disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position or results of operations and financial condition.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of FSP FAS 132(R)-1 are to provide users of the financial statement with an understanding of: how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 as defined in SFAS No. 157, “Fair Value Measurements”) on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of FSP FAS 132(R)-1 is permitted. The Company has chosen not to early adopt FSP FAS 132(R)-1. The Company does not anticipate that the adoption of FSP FAS 132(R)-1 will have a material effect on the Company’s financial position or results of operations and financial condition.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s financial position or results of operations and financial condition.

2. Business Acquisitions

PXRE-Argonaut Group Merger

On August 7, 2007, PXRE and Argonaut Group completed the Merger, and Argonaut Group became a wholly-owned subsidiary of PXRE. Upon the closing of the Merger, PXRE changed its name to Argo Group International Holdings, Ltd. Each share of Argonaut Group common stock was exchanged for 6.484 PXRE common shares (the “exchange ratio”). Immediately following the Merger, the number of PXRE common shares that Argonaut Group shareholders were entitled to receive was adjusted, proportionately among all PXRE common shareholders, upon completion of a 1-for-10 reverse stock split. PXRE convertible preferred shares were converted to common shares at closing at a conversion price of $6. 24. Common shares and additional paid-in capital in the Consolidated Balance Sheet were also restated to give effect to the difference in par value of the exchanged shares. Cash was paid in lieu of fractional shares of the Company’s common shares.

The Merger was accounted for using the purchase method of accounting under SFAS No. 141. Under the purchase method of accounting, Argonaut Group was considered the acquirer of PXRE for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from PXRE based on their fair values as of August 7, 2007. The acquired entity, PXRE, issued the equity interests, and this business combination met the criteria of a reverse acquisition.

Acquisition of Heritage

On April 2, 2008, Argo Group announced an offer to acquire Heritage (the “Offer”). The Offer was subject to relevant legal and regulatory requirements and to satisfaction of customary conditions. On May 14, 2008, all conditions of the acquisition of Heritage had been satisfied or waived and, as a result, the Offer was wholly unconditional. Heritage became a wholly-owned subsidiary of Argo Acquisition Ltd., a wholly-owned subsidiary of the Company.

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

The acquisition of Heritage was accounted for using the purchase method of accounting under SFAS No. 141. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed from Heritage based on their fair values as of May 31, 2008. The functional currency of Heritage is the U.S. Dollar. Included in the Company’s consolidated results of operations, comprehensive loss, and cash flows for the year ended December 31, 2008, is seven months of activity specifically attributable to Heritage.

The purchase price totaled approximately $277.3 million, including transaction costs of approximately $7.2 million. The purchase price has been allocated as follows based on the fair value of assets acquired and liabilities assumed as of May 31, 2008.

(in millions)

Net book value of net assets acquired prior to fair value adjustments (1)	$165.9
Adjustments for fair value:
Write-off fixed assets and intangible assets(2)	(0.4)
Reduction related to unamortized debt issuance costs (3)	(1.6)
Deferred taxes associated with amortizable intangibles (4)	(9.2)
Other adjustments	1.1

Fair value of net assets acquired	155.8
Purchase price	277.3

Excess purchase price	$121.5

(1)	Represents net book value of Heritage.
(2)	Represents write-off of intangible and fixed assets acquired.
(3)	Represents write-off of unamortized debt issuance costs.
(4)	Tax-effected acquired amortizable intangibles at a rate of 28.5 percent.

The fair value of assets acquired and liabilities assumed from the acquisition of Heritage is summarized as follows:

(in millions)
Investments and cash	$720.8
Receivables	826.8

Total assets acquired	$1,547.6

Reserves for losses and loss adjustment expenses	$429.2
Unearned premiums	350.1
Taxes	34.1
Other liabilities	578.4

Total liabilities assumed	$1,391.8

The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and intangible assets as $28.6 million and $92.9 million, respectively.

A summary of the acquired intangible assets is shown below:

	Intangible Assets (Fair Value)	Estimated Useful Life	Amortization Method
(in millions)

Stamp capacity (1)	$60.5	Indefinite	N/A
Distribution network (2)	26.0	10 years	Straight Line
Trade name (3)	6.4	10 years	Straight Line

	$92.9

(1)	Stamp capacity is the maximum amount of premium (net of brokerage) that may be written in accordance with Lloyds capital requirements.
(2)	Distribution network is the relationship between Heritage’s syndicate and the Lloyds brokers and the Managing General Agents.
(3)	Trade name provides Heritage its marketing image.

The foregoing allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available and the impact of the changes may be material.

As of December 31, 2008, the amortization expense associated with the finite life assets was $2.7 million. The yearly amortization expense for each of the years ending December 31, 2009 through December 31, 2013 is estimated to be $3.2 million.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of PXRE, Heritage and Argonaut Group, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results have been prepared by adjusting the historical results of Argonaut Group to include the historical results of PXRE and Heritage and the impact of purchase price allocation.

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company.

	For the Twelve Months Ended December 31,
(in millions, except per share data)	2008	2007
	(unaudited)	(unaudited)
Revenue	$1,389.4	$1,326.7
Net income	$70.2	$85.1

Net income per common share (1)
Basic	$2.29	$2.82
Diluted	$2.28	$2.78

(1) All per share information has been restated to reflect the 1-for-10 reverse stock split effected on August 7, 2007.

Acquisitions of Massamont Insurance Agency, Inc. and Insight Insurance Services, Inc.

On March 1, 2008, Argo Group US acquired Massamont Insurance Agency, Inc. (“Massamont”) in a cash transaction, which expanded Argo Group’s public entity presence in the New England market place. Additionally, on September 8, 2008, Argo Group US acquired Insight Insurance Services, Inc. (“Insight”), a specialist in professional liability insurance for accounting professionals, architects, engineers and insurance agents. Accordingly, goodwill and intangible assets increased by $16.5 million and $15.5 million, respectively. All the intangible assets are subject to amortization with the majority being amortized monthly on a straight line basis over a period ranging from two to eleven years. In one instance, the yearly expense is determined over 11 years and is expensed monthly using percentages in relation to the anticipated premium volume that will be generated during the first year. During 2008, the amortization expense associated with the finite life intangible assets was $1.0 million. Additional cash purchase consideration will be due if Massamont and Insight achieve certain performance goals. Massamont and Insight are included in the Commercial Specialty and Excess and Surplus Lines reporting segments, respectively.

3. Sale of PXRE Reinsurance Company

On November 5, 2007, Argo Group executed an agreement to sell the stock of PXRE Reinsurance Company, the Company’s Connecticut-domiciled reinsurance company. Argo Group US (formerly PXRE Corporation of Delaware), the parent of PXRE Reinsurance Company, was paid a dividend from PXRE Reinsurance Company in the amount of $75.0 million prior to the closing of the sale. The sale closed on March 31, 2008. The sales price was $57.7 million. As a result of the sale, the Company recognized a gain on sale of $2.3 million during the first quarter of 2008 (included in realized investment and other gains (losses), net, for the twelve months ended December 31, 2008), primarily attributable to the increase in the value of the fixed maturity portfolio.

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

At December 31, 2007, the assets and liabilities classified as held for sale were as follows:

(in millions)	2007
Investments	$173.5
Premiums receivable	18.3
Reinsurance recoverables (1)	35.0
Other receivables	29.8

Total assets held for sale	$256.6

Reserves for losses and loss adjustment expenses	$135.7
Ceded reinsurance payable, net	6.3
Deposit liabilities	50.8
Other liabilities	8.0

Total liabilities held for sale	$200.8

(1) Includes $3.6 million reinsurance recoverable on paid losses.

4. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008

Fixed maturities
U.S. Treasury securities	$233.7	$9.0	$-	$242.7
U.S. Government agencies (1)	265.2	13.6	-	278.8
Obligations of states and political subdivisions	780.7	19.5	4.0	796.2
Corporate securities	565.7	3.5	22.9	546.3
Structured securities:
CMO/MBS-agency	800.8	34.6	0.1	835.3
CMO/MBS-non agency	73.2	-	12.8	60.4
CMBS	188.0	-	24.9	163.1
ABS-residential	22.8	0.5	1.0	22.3
ABS-non residential	85.5	-	6.2	79.3
Foreign	131.9	3.2	7.0	128.1

Total fixed maturities	3,147.5	83.9	78.9	3,152.5

Equity securities
Banks, trusts and insurance companies	42.3	1.7	8.5	35.5
Industrial, miscellaneous and all other	213.6	48.8	25.6	236.8

Total equity securities	255.9	50.5	34.1	272.3

Other investments	56.8	0.2	-	57.0
Short-term investments	542.0	-	28.4	513.6

Total investments	$4,002.2	$134.6	$141.4	$3,995.4

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2007
Fixed maturities
U.S. Treasury securities	$67.6	$1.5	$-	$69.1
U.S. Government agencies	241.2	3.5	0.1	244.6
Obligations of states and political subdivisions	613.9	8.6	1.0	621.5
Corporate securities	476.8	4.1	6.1	474.8
Structured securities:
CMO/MBS-agency	777.8	8.4	5.2	781.0
CMO/MBS-non agency	79.3	0.3	1.1	78.5
CMBS	196.5	1.6	1.2	196.9
ABS-residential	33.5	-	0.3	33.2
ABS-non residential	80.1	0.5	0.8	79.8
Foreign	15.5	0.3	0.1	15.7
Redeemable preferred stock	1.2	-	-	1.2
Other (2)	19.7	-	-	19.7

Total fixed maturities	2,603.1	28.8	15.9	2,616.0

Equity securities
Banks, trusts and insurance companies	39.2	9.2	2.3	46.1
Industrial, miscellaneous and all other	161.1	101.0	5.4	256.7

Total equity securities	200.3	110.2	7.7	302.8

Other investments	15.2	-	-	15.2
Short-term investments	648.8	-	-	648.8

Total investments	$3,467.4	$139.0	$23.6	$3,582.8

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $31.2 million amortized cost, $32.0 million fair value.
(2)	Securities associated with the payment of a dividend in 2008 (see Note 3, “Sale of PXRE Reinsurance Company”). Fair value approximates cost.

The amortized cost and fair values of fixed maturity investments as of December 31, 2008, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value

Due in one year or less	$207.4	$209.0
Due after one year through five years	1,122.5	1,132.4
Due after five years through ten years	342.8	349.6
Thereafter	304.5	301.1
Structured securities	1,170.3	1,160.4

Total	$3,147.5	$3,152.5

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2008	2007	2006

Investment income:
Interest and dividends on fixed maturities	$132.7	$114.2	$89.2
Dividends on equity securities	8.0	7.6	6.2
Interest on short-term investments	15.9	17.9	10.5
Interest on other investments	0.8	0.6	1.2
Other	2.3	1.1	1.3

	159.7	141.4	108.4
Investment expenses	(9.5)	(7.1)	(3.9)

Net investment income	$150.2	$134.3	$104.5

Proceeds from sales of fixed maturity investments were $463.2 million, $427.8 million and $79.3 million in 2008, 2007, and 2006, respectively. Proceeds from sales of equity securities were $39.9 million, $31.8 million and $4.9 million in 2008, 2007, and 2006, respectively. Proceeds from sales of other investments were $5.4 million, $7.0 million and $17.3 million in 2008, 2007, and 2006, respectively.

The following table presents the Company’s gross realized investment and other gains (losses) for the years ended December 31:

(in millions)	2008	2007	2006

Realized gains
Fixed maturities	$4.6	$1.1	$2.3
Equity securities	14.2	9.0	1.1
Other investments	0.2	0.4	11.8
Short-term investments	-	1.9	0.2
Gain on sale of affiliates	3.1	-	-
Gain on sale of real estate	-	-	7.6

Gross realized gains	22.1	12.4	23.0
Realized losses
Fixed maturities	(26.6)	(4.4)	(0.7)
Equity securities	(30.3)	(1.0)	(0.7)
Other investments	(0.3)	(1.1)	(0.4)

Gross realized losses	(57.2)	(6.5)	(1.8)

Net realized investment and other gains (losses)	$(35.1)	$5.9	$21.2

On September 20, 2006, Argonaut Insurance Company, a subsidiary of Argo Group US, sold the land and building located in Menlo Park, California, that served as Argonaut Insurance Company’s original headquarters. Cash proceeds of $7.7 million, net of closing costs, were received on the sale. The sale of the property met full gain recognition under SFAS No. 66, “Accounting for Real Estate Sales” and resulted in a pre-tax realized gain of $7.6 million.

Included in realized losses for the years ended December 31, 2008, 2007, and 2006 were write downs of approximately $51.3 million, $2.3 million and $1.2 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

At December 31, 2008, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $268.7 million and $274.8 million, respectively.

Investments with an amortized cost of $151.0 million and fair value of $155.7 million were pledged as collateral for various other reasons such as reinsurance at December 31, 2008. The majority of these investments, $116.0 million amortized cost and $120.2 million fair value, were pledged in support of irrevocable letters of credit in the amount of $94.0 million. These irrevocable letters of credit are issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Included in short-term investments are investments with a fair value of $135.8 million which are held on deposit at Lloyds at December 31, 2008.

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other investments at December 31, 2008 and 2007 is presented below:

2008	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities
U.S. Treasury securities	$20.9	$-	$-	$-	$20.9	$-
U.S. Government agencies	1.4	-	-	-	1.4	-
Obligations of states and political subdivisions	136.8	3.6	9.4	0.4	146.2	4.0
Corporate securities (1)	223.0	10.1	161.7	12.8	384.7	22.9
Structured securities:
CMO/MBS-agency	8.5	-	16.4	0.1	24.9	0.1
CMO/MBS-non agency	31.8	4.1	28.2	8.7	60.0	12.8
CMBS (2)	122.5	17.6	42.3	7.3	164.8	24.9
ABS-residential	0.2	-	9.0	1.0	9.2	1.0
ABS-non residential	72.5	3.9	5.3	2.3	77.8	6.2
Foreign (3)	4.0	6.8	4.0	0.2	8.0	7.0

Total fixed maturities	621.6	46.1	276.3	32.8	897.9	78.9

Equity securities
Banks, trusts and insurance companies	27.4	8.2	0.3	0.3	27.7	8.5
Industrial, miscellaneous and all other	94.5	24.3	1.9	1.3	96.4	25.6

Total equity securities	121.9	32.5	2.2	1.6	124.1	34.1
Short-term investments (4)	-	28.4	-	-	-	28.4

Total	$743.5	$107.0	$278.5	$34.4	$1,022.0	$141.4

(1) Included in the “Less Than One Year” column is an unrealized loss related to foreign exchange of $4.7 million.

(2) Included in the “Less Than One Year” column is an unrealized loss related to foreign exchange of $0.4 million.

(3) Included in the “Less Than One Year” column is an unrealized loss related to foreign exchange of $6.3 million.

(4) The unrealized loss in the “Less Than One Year” column is entirely related to foreign exchange.

2007	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities
U.S. Treasury securities	$15.4	$-	$3.1	$-	$18.5	$-
U.S. Government agencies	-	-	28.1	0.1	28.1	0.1
Obligations of states and political subdivisions	31.2	0.2	68.2	0.8	99.4	1.0
Corporate securities	63.8	0.6	206.6	5.5	270.4	6.1
Structured securities:
CMO/MBS-agency	20.1	0.1	309.0	5.1	329.1	5.2
CMO/MBS-non agency	12.0	0.1	34.7	1.0	46.7	1.1
CMBS	24.1	0.2	64.4	1.0	88.5	1.2
ABS-residential	0.1	-	12.9	0.3	13.0	0.3
ABS-non residential	5.0	0.4	27.0	0.4	32.0	0.8
Foreign	-	-	5.1	0.1	5.1	0.1

Total fixed maturities	171.7	1.6	759.1	14.3	930.8	15.9

Equity securities
Banks, trusts and insurance companies	9.2	2.3	-	-	9.2	2.3
Industrial, miscellaneous and all other	27.1	3.2	14.5	2.2	41.6	5.4

Total equity securities	36.3	5.5	14.5	2.2	50.8	7.7
Short-term investments	-	-	-	-	-	-

Total	$208.0	$7.1	$773.6	$16.5	$981.6	$23.6

The Company holds a total of 3,459 securities, of which 886 were in an unrealized loss position for less than one year and 308 were in an unrealized loss position for a period one year or greater as of December 31, 2008.

For investments in equity securities, none of the unrealized losses have been in an unrealized loss position of 20% or more for more than one year. The Company recognized $30.0 million of other-than-temporary losses during the year ended December 31, 2008 on its equity securities portfolio primarily due to the effects of the equities market during the past year.

The Company incurred an unrealized loss of $39.8 million related to foreign exchange on its fixed maturities and short-term investment portfolios at December 31, 2008.

For investments in obligations of states and political subdivisions and foreign securities with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing credit spreads and higher market yields on many fixed income securities. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

The Company’s unrealized losses greater than 12 months at December 31, 2008 in investments in United States Treasury securities or direct obligations of United States Government agencies were less than $0.1 million at December 31, 2008. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to higher market yields relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. All corporate securities in an unrealized loss position that were not deemed to be other-than-temporarily impaired were investment grade at December 31, 2008. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider those investments to be other-than-temporarily impaired at December 31, 2008. The Company recognized $15.5 million of other-than-temporary losses during the year ended December 31, 2008 on its corporate securities portfolio, primarily due to the fixed maturities falling below investment grade.

The Company’s portfolio of structured securities consists of investments in securities issued and/or guaranteed by agencies of the United States Government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by higher market yields, macroeconomic conditions affecting changes in market liquidity and increases in credit spreads. All structured securities issued by corporate entities, though not guaranteed, in an unrealized loss position that were not deemed to be other-than-temporarily impaired were investment grade at December 31, 2008. As the decline in fair value is attributable to changes in interest rates and market liquidity, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008. The Company recognized $5.7 million of other-than-temporary losses for the year ended December 31, 2008 on its structured securities portfolio.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and the Company’s intent and ability to hold the investment until the fair value is recovered. For equity securities, the length of time in which there has been a significant decline in value and the significance of the decline in value are the primary factors in determining if an unrealized loss on a security is other- than- temporary. If consideration of the factors above result in a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. For securities in an unrealized loss position at December 31, 2008, management has evaluated the aforementioned factors and determined that the Company has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities, as shown above, at December 31, 2008, are temporary.

5. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company’s maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The Company’s allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims were $9.8 million and $18.9 million as of December 31, 2008 and 2007, respectively. Under certain reinsurance agreements, collateral and letters of credit are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral and letters of credit were $269.5 million and $207.1 million at December 31, 2008 and 2007, respectively.

The long-term nature of the reinsurance contracts creates a credit risk to the Company over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, the Company evaluates its reinsurers to assess their financial condition. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, the Company may make changes to the approved markets that are utilized in both its treaty and facultative reinsurance programs.

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the Consolidated Balance Sheets. Included in reinsurance recoverables are paid loss recoverables of $312.8 million and $47.9 million as of December 31, 2008 and 2007, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the Consolidated Statements of Income.

Losses and loss adjustment expenses of $724.9 million, $526.9 million and $477.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, are net of amounts ceded to reinsurers of $544.2 million, $230.5 million and $144.9 million, respectively.

The Company is required to accept certain assigned risks and other legally mandated reinsurance obligations. In previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see Note 16, “Run-off Lines”). For such assumed reinsurance transactions, the Company engages in various monitoring steps that are common with assumed reinsurance such as ongoing underwriting and claims reviews. The Company currently assumes reinsurance primarily through its subsidiary, Argo Re (see Note 15, “Segment Information”).

Premiums for the years ended December 31, were as follows:

(in millions)	2008	2007	2006

Direct written premiums	$1,471.5	$1,130.0	$1,112.0
Reinsurance ceded to other companies	(450.5)	(326.7)	(308.6)
Reinsurance assumed from other companies	130.0	50.9	43.6

Net written premiums	$1,151.0	$854.2	$847.0

Direct earned premiums	$1,519.9	$1,135.8	$1,031.5
Reinsurance ceded to other companies	(506.4)	(332.7)	(302.5)
Reinsurance assumed from other companies	113.6	56.7	84.0

Net earned premiums	$1,127.1	$859.8	$813.0

Percentage of reinsurance assumed to net earned premiums	10.1%	6.6%	10.3%

Please refer to Note 17, “Derivative Instruments” for further reinsurance disclosure.

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

The Company does not consider itself to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, does not expect to be subject to direct U.S. or U.K. income taxation.

The Company has subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. One of the United Kingdom subsidiaries is deemed to be engaged in business in the United States and is therefore subject to U.S. corporate tax. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. The Company also has operations in Belgium and Ireland, which are also subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components for the years ended December 31:

(in millions)	2008	2007	2006

Current tax provision	$36.6	$38.7	$49.5
Deferred tax provision (benefit) related to:
Future tax deductions	(41.3)	3.6	(7.5)
Deferred alternative minimum tax provision	-	-	15.0
Valuation allowance change	28.2	-	-

Income tax provision	$23.5	$42.3	$57.0

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

A reconciliation of the Company’s income tax provision to the provision that would have resulted if the tax had been computed at the expected rate is as follows:

(in millions)	2008	2007	2006

Income tax provision at expected rate	$28.2	$44.4	$57.0
Tax effect of:
Tax-exempt interest	(7.1)	(3.8)	(0.1)
Dividends received deduction	(1.5)	(1.4)	(1.0)
Valuation allowance change	(3.9)	-	-
Other permanent adjustments, net	0.3	2.3	1.1
Reduction of tax liability accounts	(2.6)	-	-
Reduction of tax reserve	(0.7)	-	-
State tax expense	0.2	0.8	-
Foreign exchange adjustments	10.6	-	-

Income tax provision	$23.5	$42.3	$57.0

The consolidated provision for income taxes for the year ended December 31, 2008 was affected by a $2.6 million reduction for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company, a $0.7 million reduction for the reversal of a tax reserve related to the 2004 tax year, and a $10.6 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Heritage.

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. Net deferred tax assets as of December 31, 2008, 2007, and 2006 resulted from the tax-effected temporary differences shown in the following table. Due to changes in unrealized gains on available-for-sale investment securities, the net deferred tax asset balance increased by $30.1 million and decreased by $15.7 million and $6.9 million as of December 31, 2008, 2007 and 2006, respectively.

(in millions)	2008	2007	2006

Deferred tax liability:
Unrealized gains on equity securities	$(10.0)	$(35.7)	$(32.7)
Unrealized gains on fixed maturities and other investment securities	(0.2)	(2.8)	-
Deferred acquisition costs	(34.4)	(32.1)	(32.2)
Timing differences on United Kingdom taxation of underwriting profits	(19.6)	-	-
Amortization of intangible assets	(8.4)	-	-
Deferred tax liability - state	(0.7)	-	-
Other	(2.9)	(4.0)	(3.3)

Deferred tax liability, gross	(76.2)	(74.6)	(68.2)

Deferred tax asset:
Unrealized losses on fixed maturities and other investment securities	1.8	-	9.9
Losses and loss adjustment expense reserve discounting	50.6	55.9	55.2
Unearned premiums	29.9	27.5	28.2
Capital loss carryforward	32.1	-	-
Allowance for bad debt	3.9	6.0	6.9
Net operating loss carryforward	17.9	18.9	0.3
Write down of investments	17.1	-	-
United Kingdom interest not deductible until paid	3.3	-	-
Other	16.6	15.4	18.1

Deferred tax asset, gross	173.2	123.7	118.6

Deferred tax asset, net before valuation allowance	97.0	49.1	50.4
Valuation allowance	(47.0)	(18.8)	-

Deferred tax asset, net	$50.0	$30.3	$50.4

Net deferred tax asset (liability) - foreign	$(24.5)	$-	$-
Net deferred tax asset (liability) - domestic	74.5	30.3	50.4

Deferred tax asset, net	$50.0	$30.3	$50.4

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At December 31, 2008, the Company had a total net deferred tax asset of $97.0 million prior to any valuation allowance. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward of $32.1 million generated from the sale of PXRE Reinsurance Company and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $47.0 million is required. The net deferred tax asset is $50.0 million at December 31, 2008. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. During 2008, there was a reduction of the valuation allowance by $3.9 million. The primary component of the reduction was the recognition of three years of net operating loss subject to Internal Revenue Code Section 382 limits from PXRE Corporation. Prior to December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable taxable income to utilize the net operating loss carryforward. With the merger of Argonaut Group and PXRE Corporation effective December 31, 2007, foreseeable taxable income became available to utilize PXRE Corporation’s net operating loss carryforward. However, the net operating loss available to utilize per year is $2.8 million as required by Internal Revenue Code Section 382. Management has reasonably determined that Argo Group US will generate more than $2.8 million of taxable income per year for the years 2008 through 2010.

As of December 31, 2008, the Company has a regular federal tax net operating loss carryforward of $51.0 million of which $0.2 million of the total net operating loss carryforward relates to the acquisition of the Front Royal Companies. This carryforward will expire if it is not utilized by December 31, 2009. The remaining $50.8 million net operating loss carryforward is attributable to PXRE Corporation.The loss carryforward will expire if not utilized by December 31, 2026. The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income.

The Company had no unrecognized tax benefits upon adoption of FIN 48 and has no unrecognized tax benefits as of December 31, 2008.Tax years ending December 31, 2005 through December 31, 2008 are open for examination by the IRS.

7. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”) for the years ended December 31, 2008, 2007 and 2006, respectively.

(in millions)	2008	2007	2006

Net beginning of the year	$1,863.3	$1,530.5	$1,394.8
Add:
Net reserves held for sale (1)	104.3	-	-
Net reserves from acquired companies (2)	210.2	368.4	-
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	786.1	557.2	522.5
Prior accident years	(61.2)	(30.3)	(44.9)

Losses and LAE incurred during calendar year, net of reinsurance	724.9	526.9	477.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	200.7	105.2	106.3
Prior accident years	466.3	354.6	235.6

Losses and LAE payments made during current calendar year, net of reinsurance:	667.0	459.8	341.9

Retroactive reinsurance ceded	-	0.3	-
Foreign exchange adjustments	(20.6)	1.3	-

Net reserves - end of period	2,215.1	1,967.6	1,530.5

Deduct:
Net reserves sold on disposition of subsidiary (3)	99.5	104.3	-

Net reserves - end of period, excluding disposition of subsidiary	2,115.6	1,863.3	1,530.5
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	881.0	562.2	498.7

Gross reserves - end of period	$2,996.6	$2,425.5	$2,029.2

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year.Please refer to Note 3, “Sale of PXRE Reinsurance Company” for additional discussion.
(2)

The 2008 amount represents the fair value on the date of acquisition of reserves acquired from Heritage. The 2007 amount represents the fair value on the date of acquisition of reserves acquired from PXRE. Please refer to Note 2, “Business Acquisitions” for related disclosures.

(3)	Amount was classified as held for sale at December 31, 2007.

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

Net favorable loss development recognized in 2008 for prior accident years was a $61.2 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $39.6 million driven by favorable development of $15.2 million for property lines, $17.4 million for general liability lines, and $7.0 million favorable development spread across commercial multi peril, automobile and unallocated loss adjustment expense reserves. The Commercial Specialty segment had favorable loss development of $8.2 million, which includes: 1) $8.8 million of favorable loss reserve development in the liability lines which includes $5.0 million of favorable directors and officers development, 2) $4.0 million of favorable loss reserve development in the workers compensation lines, 3) $1.5 million of favorable loss reserve development in the property lines for the 2007 accident year, and 4) $6.1 million of unfavorable loss reserve development in automobile lines. The Reinsurance segment had favorable loss development of $2.7 million driven by favorable property loss reserve development on two reinsurance contracts. The International Specialty segment had unfavorable loss development of $3.5 million related to property facultative claims from the 2006 year. The Run-off Lines segment had favorable loss reserve development of $14.2 million primarily driven by: 1) $17.5 million of favorable loss reserve development mainly for PXRE property losses, 2) $1.7 million of favorable loss reserve development in risk management lines and 3) $5.0 million net unfavorable loss reserve development primarily related to asbestos and environmental liability reserves.

Net favorable loss development recognized in 2007 for prior accident years was a $30.3 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $38.5 million which was caused by: 1) $24.3 million decrease to other liability and automobile reserves, 2) $5.3 million decrease to property reserves, 3) $2.9 million decrease to unallocated loss adjustment reserves and 4) $6.0 million reduction to reserves across other lines of business. The Commercial Specialty segment had favorable development of $14.8 million caused by: 1) $7.2 million decrease to other liability and auto reserves, 2) $11.7 million decrease to workers compensation reserves, 3) $0.4 million decrease to property reserves and 4) unfavorable development of $4.5 million from the unwinding of workers compensation discount. The Run-off Lines segment had unfavorable development of $23.0 million mainly driven by: 1) $28.8 million increase to other liability reserves primarily driven by increased asbestos and environmental reserves, 2) $7.0 million increase to workers compensation reserves, and $10.4 million decrease to liability and automobile reserves from the Company’s risk management business, 3) $3.2 million favorable development in medical malpractice reserves and 4) $0.8 million of unfavorable development attributable to the write down of a ceded risk cover underwritten by PXRE.

Net favorable loss development recognized in 2006 for prior accident years was a $44.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. The Commercial Specialty segment had $10.8 million of favorable development caused by the following: 1) $3.0 million reduction in lead paint reserves due to claims settlements, 2) $4.0 million of favorable loss development from ongoing actuarial reviews, 3) unfavorable development of $2.3 million from the unwinding of workers compensation discount and, 4) $0.6 million increase in unallocated loss adjustment expenses. In addition, the segment had $6.7 million of favorable development from casualty and property business related to public entity reserves. The Run-off Lines segment had $0.4 million of favorable development attributable to the following: 1) $12.2 million increase to other liability asbestos losses, 2) $4.7 million increase to unallocated loss adjustment expenses, 3) $7.0 million decrease to medical malpractice losses, 4) $9.6 million reduction to workers compensation reserves, and 5) $0.7 million decrease attributable to other lines.

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

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. The Company discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2008, 2007 and 2006. The amount of unamortized discount was $25.3 million, $40.0 million and $43.6 million at December 31, 2008, 2007 and 2006, respectively.

8. Junior Subordinated Debentures

During 2005, Argonaut Group Statutory Trust X (“Trust X”), a wholly-owned subsidiary of Argonaut Group, now known as Argo Group US, sold 30,000 Floating Rate Capital Securities (the “2005 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to Argo Group US, to purchase $30.9 million of a series of Floating Rate Junior Subordinated Debentures (“2005 Debentures”) due 2035 from Argo Group US. The 2005 Debentures have the same payment terms as the 2005 Capital Securities.

The initial interest rate on the 2005 Debentures and the 2005 Capital Securities issued by Trust X is fixed at 7.75% for the first five years. After five years, the interest rate is equal to three-month LIBOR plus 3.40%, which is reset quarterly. The 2005 Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. After September 15, 2010, Argo Group US will have the right to redeem the 2005 Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption. Argo Group US also has the right to redeem all of the Debentures prior to September 15, 2010 upon the occurrence of specified events at the greater of (i) 107.5% of the principal amount of the 2005 Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the 2005 Debentures, (b) the discounted present value of the interest payable on the 2005 Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the 2005 Debentures through the redemption date.

During 2004, Argonaut Group, now known as Argo Group US, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital Securities (the “2004 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2004 Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to Argo Group US. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) from Argo Group US. The interest rates on the 2004 Debentures and the 2004 Capital Securities are equal to the three-month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected 2004 Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately five years after the issuance date. The remaining 2004 Debentures have interest rates that are not to exceed the highest rate permitted by New York Law prior to the coupon cap date. The 2004 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2004 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2004 Debentures, plus accrued and unpaid interest on the date of redemption. The 2004 Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to from 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, Argonaut Group, now known as Argo Group US, through a series of statutory trusts, sold $27.0 million of Floating Rate Capital Securities (the “2003 Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to Argo Group US. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the “2003 Debentures”) from Argo Group US. The interest rates on the 2003 Debentures and the 2003 Capital Securities are equal to the three-month LIBOR plus a margin of 4.10%, reset quarterly. The 2003 Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2003 Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the 2003 Debentures, plus accrued and unpaid interest on the date of redemption.

During 2003, PXRE, now known as Argo Group, through a series of statutory trusts, sold $62.5 million of Capital Securities (the “2003 Argo Capital Securities”) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Argo Capital Securities, the trusts sold $1.9 million of Common Securities to Argo Group. The trusts used the proceeds from these sales to purchase $64.4 million of Junior Subordinated Debentures (the “2003 Argo Debentures”) from Argo Group. The interest rate on the 2003 Argo Debentures and the 2003 Argo Capital Securities issued by PXRE Capital Trust III is fixed at 9.75% payable quarterly. The interest rates on the 2003 Argo Debentures and the 2003 Argo Capital Securities issued by the other trusts are fixed at rates ranging from 7.35% to 7.70% for the first five years. After five years, the interest rates are equal to the three-month LIBOR plus a margin ranging from 3.85% to 4.10%, reset quarterly. At December 31, 2008, the interest rates on these floating rate securities ranged from 5.36% to 7.36%. The 2003 Argo Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The 2003 Argo Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 104.875% to 100% of the principal amount of the 2003 Argo Debentures, plus accrued and unpaid interest on the date of redemption. Argo Group has the option to defer interest payments on the capital trust pass-through securities and redeem them earlier than the due dates, subject to limits and penalties as set out in the relevant indentures.

During 1997, PXRE Capital Trust I (“PXRE Capital Trust”), a Delaware statutory trust and a wholly-owned subsidiary (non-consolidated) of PXRE Corporation, now known as Argo Group US, issued $103.1 million principal amount of its 8.85% TRUPS due February 1, 2027 in an institutional private placement. Proceeds from the sale of these securities were used to purchase$103.1 million, par value, of Argo Group US 8.85% Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the “Subordinated Debt Securities”). On April 23, 1997, Argo Group US and PXRE Capital Trust completed the registration with the SEC of an exchange offer for these securities and the securities were exchanged for substantially similar securities (the “1997 Capital Securities”). Distributions on the 1997 Capital Securities (and interest on the related Subordinated Debt Securities) are payable semi-annually, in arrears, on February 1 and August 1 of each year, commencing August 1, 1997. On or after February 1, 2007, Argo Group US has the right to redeem the Subordinated Debt Securities, in whole at any time or in part from time to time, subject to certain conditions, at call prices of 104.180% at February 1, 2007, declining to 100.418% at February 1, 2016, and 100% thereafter.

The majority of the net proceeds from the sales of the Debentures were used to increase the capital of the Argo Group US’s insurance subsidiaries and Argo Group’s reinsurance subsidiaries and for general corporate purposes.

9. Other Indebtedness

At December 31, 2008, the Company’s “Other indebtedness” consisted of $67.3 million of floating rate loan stock and $50.0 million of its borrowing under the revolving credit facility. At December 31, 2007, the Company’s “Other indebtedness” consisted solely of its borrowing under the revolving credit facility.

Floating Rate Loan Stock

This debt was assumed through the acquisition of Heritage. These notes are unsecured, and each has an option to repay in full on any interest payment date following the fifth anniversary of issue. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2008 is presented below:

Start Year	Maturity Year	Currency	Interest Rate	Interest Rate at December 31, 2008	Loan Amount
					(in millions)

2005	2034	U.S. Dollar	6 month LIBOR + 4.2%	7.32%	$6.5
2005	2035	Euro	3 month LIBOR + 4.0%	8.08%	16.9
2006	2036	U.S. Dollar	3 month LIBOR + 4.0%	7.12%	10.0
2006	2036	Euro	3 month LIBOR + 4.0%	8.08%	14.8
2007	2037	Euro	3 month LIBOR + 3.9%	7.23%	19.1

					$67.3

No principal payments have been made by the Company since the acquisition of Heritage. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The foreign currency translation adjustment is a component of “Interest expense and other” in the Consolidated Statement of Income.

Borrowing Under Revolving Credit Facility

On March 6, 2006, Argonaut Group entered into a Credit Agreement, as Amended, (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75.0 million revolving credit facility, and the commitments there under expire on the third anniversary of the Credit Agreement. Borrowings by Argo Group US under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The Credit Agreement contains certain affirmative and negative covenants. As of December 31, 2008, the Company had borrowed $50.0 million under the credit facility.

On February 27, 2009, the Company entered into a $100.0 million, 364 day revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders thereto. This facility replaced the Credit Agreement. The new revolving credit facility allows for borrowings by the Company, Argo Group US, and certain companies in our International Specialty segment, the proceeds of which can be used for general corporate purposes, including working capital and permitted acquisitions.

The interest rate on this borrowing is determined using the one-month LIBOR (rounded up to the nearest 1/16th of one percent) plus the Applicable Margin, based on the Company’s Leverage Ratio, as defined in the Credit Agreement. The interest rate is reset periodically in accordance with the terms of the Credit Agreement. As of December 31, 2008, the interest rate was 1.26%.

As of December 31, 2008, the Company was in compliance with all covenants under the Credit Agreement.

10. Shareholders’ Equity

The Company is authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2008, no preferred shares were issued and outstanding.

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of the Company’s common shares. As of December 31, 2008, the Company had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The Company is authorized to issue 500 million shares of $1.00 par value common stock. As of December 31, 2008, the Company had 30,768,878 common shares issued and outstanding. As of December 31, 2008, the Company had the following authorized, unissued shares reserved for future issuance:

Reserve Name	Shares Reserved
Long-Term Incentive Plan	4,488,354
2008 Employee Stock Purchase Plan	471,560
Argonaut Group historical stock compensation plans	992,823
PXRE historical stock compensation plans	39,502
Heritage historical plans	14,906

Total	6,007,145

Shares reserved under the Argonaut Group and PXRE historical plans represent all grants issued and outstanding as of December 31, 2008.( See Note 14, “Share-Based Payments” for further discussion.)

11. Net Income Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the years ended December 31, 2008, 2007 and 2006 (2007 and 2006 balances have been adjusted to reflect the effects of the 6.484 exchange ratio and the 1-for-10 reverse stock split resulting from the Merger):

(in millions, except number of shares and per share amounts)	2008	2007	2006

Computation of net income per share - basic:
Income before extraordinary item	$62.9	$77.5	$106.0
Less preferred dividends	-	(0.1)	(1.0)

Income available to common shareholders	62.9	77.4	105.0
Extraordinary item	-	66.3	-

Net income available to common shareholders	$62.9	$143.7	$105.0

Weighted average common shares outstanding-basic	30,622,025	25,367,004	20,516,261
Net income per common share - basic
Income before extraordinary item	$2.05	$3.05	$5.12
Extraordinary item	-	2.61	-

Net income	$2.05	$5.66	$5.12

Computation of net income per share - diluted:
Income before extraordinary item	$62.9	$77.5	$106.0
Extraordinary item	-	66.3	-

Net income	$62.9	$143.8	$106.0

Weighted average common shares outstanding-basic	30,622,025	25,367,004	20,516,261
Weighted average preferred shares outstanding	-	105,520	1,046,993
Stock options and non-vested shares	143,395	301,107	417,811

Weighted average common shares outstanding-diluted	30,765,420	25,773,631	21,981,065

Net income per common share - diluted
Income before extraordinary item	$2.05	$3.01	$4.82
Extraordinary item	-	2.57	-

Net income	$2.05	$5.58	$4.82

Excluded from the weighted average common shares outstanding calculation are 145,999 shares which are currently held as treasury shares. In 2008, options to purchase 1,264,496 shares of common stock were excluded from the computation of diluted net income per share, as these instruments were anti- dilutive. These instruments expire at various times from 2009 through 2016. In 2007, options to purchase 705,335 shares of common stock were excluded from the computation of diluted net income per share, as these instruments were anti- dilutive. These instruments expire at various times from 2008 through 2016. In 2006, options to purchase 167,201 shares of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2009 through 2013.

12. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the years ended December 31 were as follows:

(in millions)	2008	2007	2006

Commissions	$227.9	$135.6	$139.2
General expenses	171.8	169.7	129.6
Premium taxes, boards and bureaus	25.8	22.6	19.5

	425.5	327.9	288.3
Net amortization (deferral) of policy acquisition costs	(18.4)	0.2	(3.2)

Total underwriting, acquisition and insurance expenses	$407.1	$328.1	$285.1

Included in underwriting, acquisition and insurance expenses for the year ended December 31, 2008 is seven months of activity from Heritage, commencing June 1, 2008. The 2007 underwriting, acquisition and insurance expenses include Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007, to December 31, 2007.

During the twelve months ended December 31, 2007, general expenses included costs related to the acceleration of vesting on non-vested stock awards and stock option grants (see Note 14, “Share-Based Payments” for related disclosures).

The 2007 and 2008 net amortization (deferral) of policy acquisition costs will not equal the change in the Consolidated Balance Sheet as a result of deferred acquisition costs acquired in the Merger and in the acquisition of Heritage.

13. Pension Benefits

Argo Group US sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan, both of which were curtailed effective February 2004. The following tables set forth the change in plan assets and the change in projected benefit obligation, as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

(in millions)	2008	2007

Change in plan assets
Fair value of plan assets at beginning of year	$24.6	$27.0
Actual return on plan assets	(2.1)	1.4
Employer contributions	0.2	0.2
Benefits paid	(2.2)	(4.0)

Fair value of plan assets at end of year	$20.5	$24.6

(in millions)	2008	2007

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$23.8	$26.6
Interest cost	1.3	1.3
Actuarial gain	(0.5)	(0.1)
Benefits paid	(2.2)	(4.0)

Projected benefit obligation at end of year	$22.4	$23.8

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

As of December 31, 2008, pension assets related to the overfunded plan were $0.1 million and other postretirement liabilities related to the unfunded plan were $2.0 million. These amounts were included in “Other assets” and “Other liabilities”, respectively, in the Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2008	2007
Weighted average discount rate	6.00%	5.75%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2008	2007	2006
Weighted average discount rate	5.75%	5.74%	5.50%
Expected return on plan assets	5.75%	5.74%	5.50%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

The expected return on plan assets has been ascertained using the Aa corporate bond rate, rounded to the nearest 25 basis points, which management believes will conservatively approximate future earnings on current and expected investments.

Components of net periodic benefit costs for the years ended December 31 were as follows:

(in millions)	2008	2007	2006

Interest cost	$1.3	$1.3	$1.5
Expected return on plan assets	(1.4)	(1.4)	(1.5)
Settlement charge	-	0.6	0.3
Amortization of actuarial loss	0.1	0.1	0.1

Net periodic benefit cost	$-	$0.6	$0.4

The Company estimates that $0.2 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2009.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plan, with accumulated benefit obligations in excess of plan assets, was $2.0 million and $2.1 million as of December 31, 2008 and 2007, respectively. The fair value of plan assets for this plan was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

The Company’s weighted-average asset allocations, by asset category, as of December 31 were as follows:

Asset Category	2008	2007
Fixed maturity investments	66%	27%
Equity securities	21%	0%
Short-term investments	13%	73%

	100%	100%

In 2007, the portfolio’s long-term investments were allowed to mature without reinvestment in anticipation of the appointment of an external advisor. The 2008 targeted allocation as approved by the Benefits Committee was 67% fixed maturity investments, 30% equity securities, of which 19% and 11% was to be allocated between U.S. and foreign equities, respectively, and 3% cash and short-term investments. The actual weighted-average asset allocation as of December 31, 2008 was 66% fixed maturity investments, 21% equity securities, of which 12% and 9% were allocated between U.S. and foreign equities, respectively, and 13% was cash and short-term investments. The current target asset allocation for 2009 is 70% fixed maturity investments and 30% equity securities, to include both U.S. and foreign equity securities. The allocation percentages were selected based on risk diversification patterns and expected distribution patterns.

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2009.

The Company anticipates formally terminating the plans in the future; however, no definitive date has been determined. Absent the termination of the plan, the Company expects to make the following benefit payments:

(in millions)	Pension Benefits
2009	$1.8
2010	1.7
2011	2.1
2012	1.8
2013	2.0
Years 2014-2018	9.1

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, if the employee elects to participate, a percentage of the employee’s pay may be contributed to various savings alternatives. The plans also call for Company contributions under several formulae. Charges to income related to the Company’s contributions were $5.6 million in 2008, $4.7 million in 2007 and $3.7 million in 2006. During the seven months ended December 31, 2008, Heritage paid $1.4 million under its employee savings plan of which $0.8 million was retained by Heritage (a component of the 2008 expense). Heritage receives reimbursement for the portion of the employee savings plan that is allocated to the syndicates that Heritage manages but does not own which for 2008 was $0.6 million.

14. Share-Based Payments

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of the Company’s common stock which may be issued to executives, non-employee directors and other key employees. The share awards may be in the form of share options, share appreciation rights, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased on the open market. Share options and share appreciation rights will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards will count as 2.75 shares for purpose of the limits under the 2007 Plan.

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

With the closing of the Merger between PXRE and Argonaut Group in August 2007, all share-based compensation plans of the companies were frozen, resulting in no new grants being issued under these plans after the closing date of the Merger. All share-based payment awards outstanding as of the effective date of the Merger were converted into equivalent awards of Argo Group. Plans in effect prior to the Merger included the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan, the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, the PXRE Group Ltd. Incentive Bonus Compensation Plan, the PXRE Group Ltd. Director Equity and Deferred Compensation Plan and the PXRE Group Ltd. Director Stock Plan. Additionally, PXRE has awards outstanding resulting from plans that were no longer active: the Restated Employees Annual Incentive Plan (terminated in 2003), the 1992 Officer Incentive Plan and the 2002 Officer Plans. Pursuant to the Merger Agreement, non-vested stock awards and options to acquire shares of Argonaut Group common stock were converted into options to acquire a number of Company common shares equal to the exchange ratio under the Merger of 6.4840 shares of PXRE for each share of Argonaut Group (0.6484 shares of PXRE after adjustment for the effect of the 1-for-10 reverse stock split). Additionally, in accordance with the Merger Agreement, all share-based payment awards issued under the PXRE plans were adjusted for the 1-for-10 reverse stock split. Expenses under the former PXRE plan have been included in the results of operations from the closing date of the Merger through December 31, 2008.

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R). Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date, including that of Argonaut Group’s stock prices for the dates prior to the Merger. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company has not made regular dividend payments on its common shares since November 2005. Argonaut Group paid a special dividend in July 2007; however, it was determined that it would not have an effect on the Black-Scholes fair values. The following table summarizes the assumptions used by Argo Group (for the post-merger period of 2007 through 2008) and Argonaut Group (for the pre-Merger period of 2007 and 2006) for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk-free rate of return	2.45% to 3.67%	3.57% to 5.07%	4.52% to 4.98%
Expected dividend yields	0.00%	0.00%	0.00%
Expected option life (years)	4.81 to 7.00	4.45 to 4.81	4.46 to 7.00
Expected volatility	24.9% to 35.0%	40.6% to 43.4%	43.2% to 45.8%

The Company estimates forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from the Company’s estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under the share-based payment plans were $7.2 million ($5.3 million, net of tax), $19.2 million ($12.5 million net of tax) and $8.7 million ($5.7 million net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the compensation expense for the year ended December 31, 2007 was $10.2 million ($6.6 million net of tax) of expense resulting from the acceleration of the vesting of certain stock options and non-vested stock awards prior to the Merger. The compensation expense is included in the “Underwriting, acquisition and insurance expenses” line item in the accompanying Consolidated Statements of Income.

In accordance with the requirements of SFAS No. 123(R), the Company presents all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. For the year ended December 31, 2008 the Company recorded $0.2 million of financing cash outflow and, conversely, $0.2 million of operating cash inflow in the Consolidated Statement of Cash Flows, compared to $3.3 million and $2.3 million of financing cash inflow and $3.3 million and $2.3 million of operating cash outflow for the same periods in 2007 and 2006, respectively. The income tax provision resulting from stock options exercises totaled $ 0.2 million for the year ended December 31, 2008 compared to an income tax benefit of $3.1 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.

Argo Group’s 2007 Long-Term Incentive Plan

A summary of option activity under the 2007 Plan as of December 31, 2008, and changes during the year is as follows:

	2008
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	65,150	$41.08
Granted	572,293	$35.73
Exercised	-	$0.00
Expired or forfeited	(75,657)	$34.46

Outstanding at end of the year	561,786	$36.52	6.2	$73,100

Options vested or expected to vest as of year end	508,565	$37.60	6.2	$67,476

Exercisable at end of year	14,906	$37.38	2.1	$—

Included in the total options granted during 2008 are 295,876 options whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year from the date of grant) and forfeit all or a pro rata portion of the grant if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor, which is adjusted quarterly, for the grants.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those options where the exercise price was below the quoted price at December 31, 2008.

The weighted-average grant date fair value of options granted during the years ended December 31, 2008 and 2007 were $11.87 and $17.64, respectively.

A summary of restricted share units’ activity under the 2007 Plan as of December 31, 2008, and changes during the year is as follows:

	2008
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of the year	7,143	$41.02
Granted	189,984	$37.87
Vested and issued	(4,235)	$38.27
Expired or forfeited	(46,534)	$38.06

Outstanding at end of the year	146,358	$37.95

Included in the total shares granted during 2008 are 39,914 shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant in its entirety if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor for the grants.

As of December 31, 2008, there was $4.5 million of total unrecognized compensation cost related to restricted share units compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 3.1 years. The total fair value of shares vested during the year ended December 31, 2008 was $0.2 million.

Argonaut Group’s Amended and Restated Stock Incentive Plan

Argonaut Group’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of the Company’s common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. The stock awards issued under the Amended Plan may be time-vested or have performance measures which must be met in order for the awards to vest, and generally vest over a two-to-five year period. Grants under the Amended Plan have a legal life of seven to eleven years. Certain options and non-vested stock grants provide for accelerated vesting if there is a change in control, as defined by the Amended Plan.

A summary of option activity under the Amended Plan as of December 31, 2008, and changes during the year is as follows:

	2008
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	997,475	$35.22
Granted	-	$0.00
Exercised	(35,079)	$27.15
Expired or forfeited	(75,647)	$46.64

Outstanding at end of the year	886,749	$34.56	3.2	$2,893,011

Options vested or expected to vestas of year end	872,837	$34.45	3.2	$2,891,775

Exercisable at end of year	705,835	$32.77	3.2	$2,876,938

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those options where the exercise price was below the quoted price at December 31, 2008.

The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 were $17.64 and $24.17, respectively. Total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $0.4 million, $11.0 million and $6.2 million, respectively.

For the year ended December 31, 2008, the Company received cash payments of $0.9 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan as of December 31, 2008, and changes during the year is as follows:

	2008
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of the year	166,222	$48.43
Granted	-	$0.00
Vested and issued	(58,084)	$47.85
Expired or forfeited	(18,274)	$48.01

Outstanding at end of the year	89,864	$48.90

As of December 31, 2008, there was $2.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.5 years. The total fair value of shares vested during the year ended December 31, 2008 was $2.8 million.

Argonaut Group’s Non-Employee Director Stock Option Plan

Argonaut Group’s Non-Employee Director Stock Option Plan, as approved by the shareholders (the “Director’s Plan”), provided for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company was permitted to issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. All options have an exercise price equal to the fair value as of the date of grant. The options vest on the first anniversary of the grant date. The options expire on the seven year anniversary of the grant.

As of December 31, 2008, 16,210 fully vested options were outstanding under this plan, with an exercise price of $51.87 per share. The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $28.13. No options under this plan were exercised in 2008.

PXRE Employee Share-Based Payment Plans

All options issued and outstanding under the PXRE employee plans were fully vested prior to the completion of the Merger, and therefore, no compensation expense associated with these was included in the results of operations for the year ended December 31, 2008 and from the closing date of the Merger through December 31, 2007. Options granted under these plans have a term of 10 years from the date of grant. As of December 31, 2008, 14,947 options were issued and outstanding, with a weighted average exercise price of $196.75 per share and a weighted average remaining contractual life of 3.2 years. Aggregated intrinsic value of options outstanding under this plan was $0, as all options outstanding had exercise prices in excess of the average stock price as of December 31, 2008. No options were granted or exercised in 2008, 2007 or 2006.

Additionally, as of December 31, 2008, 7,862 shares of restricted stock were issued and outstanding under the PXRE plans. The stock has a grant date fair value of $49.00 per share and vests over four years. As of December 31, 2008, there was $0.3 million of total unrecognized compensation cost related to the restricted stock grants. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.3 years.

PXRE Directors Share-Based Payment Plans

All options issued and outstanding under the Director plans were vested prior to the merger, and therefore, no compensation expense associated with these was included in the results of operations for the year ended December 31, 2008 and from the closing date of the Merger through December 31, 2007. Options granted under these plans have a term of 10 years from the date of grant. As of December 31, 2008, 24,555 options were issued and outstanding under these plans. The weighted average grant date exercise price was $191.95 per share. The weighted average remaining contractual life of these options was 4.4 years.

Heritage Share-Based Payment Plans

Prior to the acquisition by the Company, all outstanding, non-vested awards under the various Heritage share-based payment plans were accelerated, except for awards granted to certain executive under the 2006 Unapproved Share Option Scheme. These awards were converted into equivalent awards of Argo Group. As of December 31, 2008, 14,906 options with an exercise price of $46.70 were issued and outstanding. Expense recognized for these awards for the year ended December 31, 2008 was not material.

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense recognized under this plan was not material for the years ended December 31, 2008, 2007 and 2006.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Directors Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, the Company recorded compensation expense of $1.5 million for the year ended December 31, 2008.

15. Segment Information

The Company is primarily engaged in writing property and casualty insurance and reinsurance. Prior to the Merger (see Note 2, “Business Acquisitions” for further discussion regarding the Merger), Argonaut Group classified its business into three ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty (formerly known as Select Markets) and Run-off Lines. PXRE classified its business prior to the Merger into two reportable property and casualty segments: Catastrophe & Risk Excess and Exited Lines.

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

With the acquisition of Heritage in May 2008, the Company evaluated its reporting segments and management determined that the results of operations of Heritage defined a new reporting segment. Management determined that the segment name “International Specialty” most accurately described the activities of this segment, as Heritage is a specialty underwriter of worldwide property and non-United States liability risks. The results of operations of Argo Re and the international reinsurance programs will be reported in the “Reinsurance” segment. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to current and prior periods for Argo Re and the international reinsurance programs have been reclassified to the Reinsurance segment.

Additionally, the Company has liabilities associated with policies written in the 1960s, 1970s and 1980s, as well as risk management policies written prior to the sale of renewal rights to XL America, Inc. and other business previously written and classified by PXRE as property catastrophe and Lloyds. Results of operations for PXRE are post Merger. The Company classifies these results as Run-off Lines for purposes of segment reporting.

The Company considers many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.

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

Revenue and income (loss) before income taxes and extraordinary item of each segment for the years ended December 31 were as follows:

(in millions)	2008	2007	2006

Revenue:
Earned premiums
Excess and Surplus Lines	$531.9	$542.6	$522.4
Commercial Specialty	357.6	302.2	270.0
Reinsurance	69.9	18.1	5.2
International Specialty	183.4	-	-
Run-off Lines	(15.7)	(3.1)	15.4

Total earned premiums	1,127.1	859.8	813.0
Net investment income
Excess and Surplus Lines	62.4	54.5	43.6
Commercial Specialty	29.7	27.2	21.8
Reinsurance	9.3	5.6	-
International Specialty	10.6	-	-
Run-off Lines	31.3	43.1	33.7
Corporate and Other	6.9	3.9	5.4

Total net investment income	150.2	134.3	104.5
Fee income	13.6	-	-
Realized investment and other gains (losses), net	(35.1)	5.9	21.2

Total revenue	$1,255.8	$1,000.0	$938.7

(in millions)	2008	2007	2006

Income (loss) before income taxes and extraordinary item
Excess and Surplus Lines	$98.3	$112.7	$101.4
Commercial Specialty	43.0	61.3	50.4
Reinsurance	24.7	8.1	0.8
International Specialty	(5.2)	-	-
Run-off Lines	7.9	(6.9)	15.6

Total segment income before taxes and extraordinary item	168.7	175.2	168.2
Corporate and Other	(17.3)	(40.4)	(13.4)
Interest expense	(29.9)	(20.9)	(13.0)
Realized investment and other gains (losses), net	(35.1)	5.9	21.2

Total income before income taxes and extraordinary item	$86.4	$119.8	$163.0

Included in Corporate and Other for the year ended December 31, 2007 was $19.8 million in expenses related to the entities acquired in the Merger and $10.2 million in compensation expense due to the acceleration of the vesting of certain share-based payment awards.

The following table represents identifiable assets as of December 31, 2008 and 2007:

(in millions)	2008	2007

Excess and Surplus Lines	$2,286.4	$1,973.9
Commercial Specialty	1,197.9	1,038.1
Reinsurance	299.8	329.9
International Specialty	1,614.7	-
Run-off Lines	970.4	1,317.1
Corporate and Other	12.3	207.9
Assets held for sale	-	256.6

Total	$6,381.5	$5,123.5

Included in the International Specialty segment are those assets associated with trade capital providers which are third party corporate participants for the Company’s Lloyds operation.

Included in Corporate and Other at December 31, 2007, was $149.5 million of dividend activity. Argonaut Insurance Company and Colony Insurance Company paid dividends of $46.0 million and $28.5 million, respectively, to Argo Group US during December 2007. Additionally, the dividend of $75.0 million from PXRE Reinsurance Company was a component of Corporate and Other at December 31, 2007. In March 2008, using the cash received from the dividend payments (a component of Corporate and Other at December 31, 2007 and using proceeds received from the sale of PXRE Reinsurance Company, Argo Group US loaned Argo Acquisition Ltd $180.0 million to fund the acquisition of Heritage. Argo Acquisition Ltd. is included in the International Specialty segment. No monetary dividends were received by the U.S. holding company in 2008.

Included in identifiable assets as of December 31, 2008 and 2007, was allocated goodwill of $76.4 million and $68.3 million, respectively, in the Excess and Surplus Lines segment, $46.4 million and $38.0 million, respectively, in the Commercial Specialty segment, and $28.6 million and $0 million, respectively, in the International Specialty segment.

Included in identifiable assets as of December 31, 2008 was allocated intangible assets, net of amortization of $6.8 million in the Excess and Surplus Lines segment, $7.7 million in the Commercial Specialty segment, and $91.7 million in International Specialty. There were no intangible assets allocated in 2007.

16. Run-off Lines

The Company has discontinued active underwriting of certain lines of business, including those lines which were previously recorded in Argonaut Group’s Risk Management segment and business previously written and classified by PXRE as property catastrophe and Lloyds. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities and medical malpractice policies, written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims.

The following table presents the Company’s gross reserves, excluding reserves classified as held for sale, as of December 31:

(in millions)	2008	2007

Asbestos and Environmental:
Reinsurance assumed	$108.5	$117.7
Other	34.8	39.5

Total Asbestos and Environmental	143.3	157.2
Risk management	397.7	461.2
PXRE run-off lines	97.6	198.5
Other run-off lines	16.0	24.9

Total Run-off Lines	654.6	841.8
Continuing lines	2,342.0	1,583.7

Total reserves	$2,996.6	$2,425.5

The following table presents the Company’s net underwriting results for the three years ended December 31:

(in millions)	2008	2007	2006

Asbestos and Environmental:
Reinsurance assumed	$(6.8)	$(18.3)	$(12.1)
Other	1.8	(3.4)	(4.8)

Total Asbestos and Environmental	(5.0)	(21.7)	(16.9)
Risk management	(12.2)	(15.7)	(8.2)
PXRE run-off lines	(5.6)	(7.9)	-
Other run-off lines	-	(3.9)	7.0

Total Run-off Lines	(22.8)	(49.2)	(18.1)
Continuing lines	41.6	94.8	87.2

Underwriting income	18.8	45.6	69.1
Corporate and Other expenses	(23.7)	(40.8)	(18.8)

Total underwriting income (loss)	$(4.9)	$4.8	$50.3

The Company has received asbestos and environmental liability claims arising from other liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Asbestos and environmental claims originate from policies directly written by the Company and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for the Company’s asbestos exposure as of December 31:

(in millions)	2008	2007	2006

Direct written
Case reserves	$9.6	$11.5	$11.8
ULAE	3.2	3.3	2.9
IBNR	16.7	19.1	25.1

Total direct written reserves	29.5	33.9	39.8
Assumed domestic
Case reserves	35.7	34.2	33.9
ULAE	4.5	5.4	4.9
IBNR	34.3	39.1	41.0

Total assumed domestic reserves	74.5	78.7	79.8
Assumed London
Case reserves	10.4	10.8	11.0
ULAE	1.4	1.5	1.7
IBNR	8.9	11.7	11.0

Total assumed London reserves	20.7	24.0	23.7

Total asbestos reserves	$124.7	$136.6	$143.3

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations, and the judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. The Company uses a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined primarily based on the report year method with some weight applied to other methods. The report year method relies most heavily on the Company’s historical claims and severity information. Other methods rely more heavily on industry information. The Company engages an outside consulting actuary to perform an annual analysis on the Company’s exposure. The consulting actuary provides its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the asbestos and environmental loss and loss adjustment expense reserves.

The Company completed the 2008 analysis of loss and loss adjustment expense reserves related to its other liability lines which include asbestos and environmental claims during the third quarter of 2008. As a result of this analysis, the Run-off Lines segment recognized favorable loss reserve development on prior accident years of $14.2 million which included a $5.0 million net unfavorable loss reserve development on prior years related to asbestos and environmental liability reserves. In addition, the segment recognized $1.7 million of favorable loss reserve development in risk management lines, $12.5 million favorable loss reserve development for PXRE non-catastrophe property lines and $5.0 million favorable loss development related to PXRE’s 2005 hurricane losses. Based on 2008 actuarial analyses, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

The Company completed the 2007 analysis of loss and loss adjustment expense reserves related to its other liability lines which include asbestos and environmental claims during the third quarter of 2007. As a result of this analysis, the Run-off Lines segment recognized unfavorable development on prior accident years of $23.0 million driven by a $28.8 million increase to other liability reserves, primarily asbestos and environmental, and $3.2 million favorable development in medical malpractice reserves. The Company’s run-off risk management business also experienced $10.4 million in favorable development in liability and automobile reserves as well as $7.0 million unfavorable development in workers compensation reserves. In addition, the segment had $0.8 million of unfavorable development primarily attributable to a write down of a ceded risk cover underwritten by PXRE.

A similar analysis related to its other liability lines which includes asbestos and environmental claims was completed during the third quarter of 2006. As a result of this analysis, the Company recorded an additional $12.2 million in reserves. Additionally, the Company strengthened its unallocated loss and loss adjustment expense reserves by $4.7 million based on this analysis. Partially offsetting these increases was a reduction to medical malpractice reserves of $7.0 million. In addition, the segment experienced a $9.6 million reduction to prior accident year’s workers compensation reserves in the Company’s risk management business as well as a $0.7 million decrease attributable to other lines.

17. Derivative Instruments

Prior to the Merger, PXRE entered into an agreement that provided collateralized catastrophe protection with A&W II, a special purpose Cayman Islands reinsurance company that was funded through a catastrophe bond transaction. This coverage provided the Company with second event coverage arising from hurricanes in the Eastern and Gulf coasts of the United States, windstorms in northern Europe and earthquakes in California. The coverage was based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeded the attachment point for the peril, the coverage was activated. Upon the occurrence of a second loss event during the same calendar year, if the modeled loss exceeded the attachment point, the Company would receive a recovery under the agreement. The recovery was based on modeled losses and was not limited to the Company’s ultimate net loss from the loss event. The coverage provided $125.0 million of protection for the period from January 1, 2007 to December 31, 2008. In 2007, PXRE entered into agreements for the periods from July 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008, through which it sold catastrophe protection to a third party mirroring this collateralized facility. In the event that A&W II was unable to meet its contractual obligations, the Company would have remained liable for the underlying covered claims.

The Company recorded these derivative contracts at fair value and such fair value was included in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheets with any changes in the fair value on or after August 7, 2007 reflected in “Interest expense and other” in the Consolidated Statements of Income. Included in “Interest expense and other” for the years ended December 31, 2008 and 2007 was a $0.6 million and a $3.5 million expense, respectively, relating to these contracts. The coverage expired on December 31, 2008 with no event evoking the modeled loss trigger.

A&W II, the counterparty to the catastrophe bond transaction, is a variable interest entity under the provisions of FIN 46-R. The Company was not the primary beneficiary of this entity and was, therefore, not required to consolidate it in its consolidated financial statements.

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

As previously disclosed, PXRE and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional shareholders against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Sections 12(a)(2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The Company’s time to respond to the complaint has been extended to March 11, 2009 and the Company intends to file a motion to dismiss the complaint.

Although the Company has received no notice of any other potential lawsuits or other proceedings relating to the alleged facts and circumstances described above, it is possible that the Company could be the subject of additional litigation or regulatory inquiries regarding such matters in the future.

At this stage, the Company is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages which ultimately may be associated with the pending securities litigation or any other future proceedings regarding the alleged facts and circumstances described above, nor can the Company currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, the Company is unable to reasonably estimate the possible loss, range of loss or legal costs which are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. The Company has insurance protection but a settlement above the coverage could impact the Company’s financial position.

Based on all information available to the Company at this time, management of the Company believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements. However, if unfavorable outcomes in the class action litigation or Private Placement lawsuit were to occur and result in the payment of substantial damages or fines or criminal penalties, this could have a material adverse effect on the Company’s business, cash flows, results of operations, financial position and prospects.

The subsidiaries of the Company are parties to other legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

19. Leases

The Company has entered into a fifteen-year capital lease agreement for the home office of one of its U.S. subsidiaries. Under the terms of this lease, the Company has the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If the Company fails to exercise such option, the lessor may require the Company to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease asset has been recorded in other assets, net of depreciation and in other liabilities at its present value using a discount rate of 8.5%. At December 31, 2008, the future minimum rental payments required under this lease are as follows:

(in millions)	Amount Due
2009	$0.7
2010	0.7
2011	0.7
2012	2.5

Total	$4.6

The Company leases additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2008, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2009	$11.0
2010	8.8
2011	6.9
2012	3.7
2013	1.9
Thereafter	4.1

Total	$36.4

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

The payment of dividends by Argo Re is limited under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (collectively, the “Insurance Act”). Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. As of December 31, 2008, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2008, the unaudited statutory capital and surplus of Argo Re was estimated to be $1.1 billion and the amount required to be maintained was estimated to be $100.0 million. The unaudited statutory net income was estimated to be $34.0 million. As of December 31, 2008, Argo Re’s total investments in subsidiaries and amounts due from its parent company, Argo Group, in its statutory balance sheet were approximately $0.7 billion.

As an intermediate insurance and reinsurance holding company, Argo Group US is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to service its debt, to fund operating expenses and to pay dividends to Argo Financial Holding (Ireland) Limited. The statutory policyholders’ surplus and net income for the years ended December 31, 2008, 2007, and 2006, of Argo Group US’s principal insurance and reinsurance subsidiaries, Argonaut Insurance Company, Colony Insurance Company and PXRE Reinsurance Company included in those companies’ respective filings with regulatory authorities are as follows:

(in millions)	2008	2007(1)	2006
	(unaudited)	(audited)	(audited)

Net income	$56.8	$109.4	$72.5
Surplus	$761.7	$947.0	$768.3

(1)	Results of PXRE Reinsurance Company are included for December 31, 2007 only.

Various state insurance laws restrict the amount that may be transferred to Argo Group US from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.

The sale of PXRE Reinsurance Company closed on March 31, 2008. Upon closing of the sale, Argo Group US was paid a dividend from PXRE Reinsurance Company in the amount of $75.0 million. On December 31, 2008, Argonaut Insurance Company made an extraordinary dividend of its holdings in Rockwood Casualty Insurance Company, an affiliate, and Rockwood’s subsidiaries, to its sole shareholder, Argo Group US, valued at approximately $100.5 million. Argonaut Insurance Company also dividended certain fixed assets held by its subsidiary, Argonaut Group Inc. Properties, to Argo Group US, valued at approximately $21.6 million; however, such fixed assets had been non-admitted on a statutory basis by Argonaut Insurance Company.

On December 28, 2007, Argonaut Insurance Company paid its sole shareholder, Argo Group US, an ordinary dividend of $46.0 million, and also on December 28, 2007, after receiving approval from the Virginia Bureau of Insurance, Colony Insurance Company paid its sole shareholder, Argo Group US, an extraordinary dividend of $28.5 million. No dividends were paid in 2006.

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2009, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may not be permitted to pay dividends to the Company without approval from the Illinois Division of Insurance because of its extraordinary dividend in 2008. Colony Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony Insurance Company may be permitted to pay dividends of up to $38.3 million in cash without approval from the Virginia Department of Insurance. Rockwood Casualty Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood Casualty Insurance Company may be permitted to pay dividends of up to $11.8 million in cash without approval from the Pennsylvania Department of Insurance. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures regarding fair value measurements resulting in increased consistency and comparability in fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market. Market participants are buyers and sellers in the principal (or most advantageous) market that are independent, knowledgeable, able to transact for the asset or liability and willing to transact for the asset or liability.

Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. SFAS No. 157 categorizes the inputs of these valuation techniques into three levels.

o

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date. Actively traded, as defined by the Company, is a security that has traded in the past seven days. The Company receives one quote per instrument for Level 1 inputs.

o

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company receives one quote per instrument for Level 2 inputs.

o

Level 3 inputs are unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The Company receives fair value prices from an independent pricing service and its third-party investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. These prices are non- binding. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with SFAS No. 157. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of December 31, 2008. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

Available-for-Sale Fixed Maturity Investments: U.S. Treasury Notes included in available-for-sale fixed maturity investments are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. Principally all other available-for-sale fixed maturity investments are reported at fair value utilizing Level 2 inputs.

For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.The remaining securities are reported at fair value utilizing Level 3 inputs. These securities are priced by the investment managers utilizing unobservable inputs.

Trading Fixed Maturity Investments: Trading fixed maturity investments are reported at fair value utilizing Level 2 inputs in the same manner as described above for available-for-sale fixed maturity investments.

Equity Securities: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. All other equity securities are reported at fair value utilizing Level 3 inputs. For these securities, the Company obtains fair value measurements from the NAIC SVO valuation office at the reporting date.

Other Investments: Overseas deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyds is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyds.

Short-term Investments: Short- term investments are reported at fair value utilizing Level 1 as money-market funds or interest bearing cash accounts. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Investments categorized as Level 2 are short-term bonds and other short-term investments. Included in short-term investments are Funds at Lloyds which is the Corporate member’s capital as a security to support the underwriting business. Lloyds invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at December 31, 2008, have been categorized as follows:

(in millions)	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$242.7	$242.7	$-	$-
U.S. Government agencies	278.8	-	278.8	-
Obligations of states and political subdivisions	796.2	-	796.2	-
Corporate securities	546.3	-	544.9	1.4
Structured securities	1,160.4	-	1,160.4	-
Foreign	126.0	-	126.0	-
Fixed maturities (Trading):				-
Foreign	2.1	-	2.1	-
Equity securities	272.3	266.1	-	6.2
Other investments	32.3	-	32.3	-
Short-term investments	513.6	513.5	0.1	-

	$3,970.7	$1,022.3	$2,940.8	$7.6

The fair value measurements in the table above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at December 31, 2008 is as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Corporate Securities	Equity Securities	Total

Beginning balance, January 1, 2008	$1.1	$6.0	$7.1
Total gains or losses (realized/unrealized):
Included in net income	(0.1)	-	(0.1)
Included in other comprehensive income	(0.1)	0.2	0.1
Purchases, issuances and settlements	-	-	-
Transfers in and/or out of Level 3	0.5	-	0.5

Ending balance, December 31, 2008	$1.4	$6.2	$7.6

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$-	$-	$-

At December 31, 2008, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

22. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 21, “Fair Value Measurements” for additional information.

Premiums receivable and reinsurance recoverables. The carrying value of current receivables approximates fair value. At December 31, 2008 and 2007, the carrying values of premiums receivable over 90 days were $11.0 million and $7.4 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheet at December 31, 2008 are amounts that are due from third party trade reinsurers associated with the operations of Heritage. Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheet. At December 31, 2008, the payable was in excess of the receivable. Of the Company’s reinsurance recoverable balances, excluding amounts attributable to Heritage, at December 31, 2008 and 2007, the carrying values of reinsurance recoverables over 90 days were $22.5 million and $33.4 million, respectively. The Company’s methodology for establishing its allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At December 31, 2008 and 2007, the allowance for doubtful accounts for premiums receivable were $6.6 million and $7.0 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables were $9.8 million and $18.9 million, respectively. Further, as of December 31, 2008 and 2007, premiums receivable over 90 days were secured by collateral in the amount of $0.8 million and $0.2 million, respectively. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Revolving credit facility. The Company’s outstanding balance under its revolving credit facility at December 31, 2008 and 2007 was $50.0 million and $58.0 million, respectively (see Note 9, “Other Indebtedness”). The carrying amount of the borrowing approximates fair value. The interest rate on the revolving credit facility is reset approximately every thirty days. Accrued interest becomes due and payable at each reset date.

Long-term debt. At December 31, 2008, the fair value of the Company’s Floating Rate Junior Subordinated Debentures (“Debentures”) was estimated using quoted prices based on current market conditions.

Floating rate loan stock. The floating rate loan stock was assumed with the acquisition of Heritage. At December 31, 2008, the fair value of the Company’s floating rate loan stock was estimated using quoted prices based on current market conditions.

A summary of the Company’s financial instruments whose carrying value did not equal fair value at December 31, 2008 is shown below:

	December 31, 2008
(in millions)	Carrying Amount	Fair Value

Junior subordinated debentures	$311.4	$217.9
Floating rate loan stock	67.3	47.7

	$378.7	$265.6

23. Insurance Assessments

The Company participates in statutorily created insolvency guarantee and weather-related loss protection associations in all states where it is authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. The Company is assessed its pro-rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations. The Company has accrued assessments of $11.1 million at December 31, 2008.

24. Quarterly Financial Data — Unaudited

The following tables represent unaudited quarterly financial data for the years ended December 31, 2008 and 2007. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income (loss) before income taxes and extraordinary item, net income (loss) before extraordinary item and net income (loss) include realized gains or losses on the sale of investments. The Company cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results. The 2007 net income (loss) per common share has been adjusted to reflect the 6.484 exchange ratio and 1-for-10 reverse split resulting from the PXRE-Argonaut Group Merger (see Note 2 for further discussion regarding the Merger). The quarterly financial data for the year ended December 31, 2008 includes the results of Heritage beginning on June 1, 2008. Results for the three months ended September 30, 2007 and for the three months ended December 31, 2007 reflect the consolidated results of Argo Group beginning on August 7, 2007, the closing date of the Merger.

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2008
Total revenue	$ 258.1	$ 299.2	$ 351.4	$ 347.1
Net income (loss) before income taxes	41.3	29.6	(6.4)	21.9
Net income (loss)	36.9	23.0	(8.8)	11.8
Net income (loss) per common share
Basic*	$ 1.20	$ 0.75	$ (0.29)	$ 0.39
Diluted*	$ 1.20	$ 0.75	$ (0.29)	$ 0.38
Comprehensive income (loss)	37.0	(18.2)	(54.5)	0.8

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2007
Total revenue	$ 234.4	$ 241.5	$ 258.7	$ 265.4
Net income before income taxes and extraordinary item	37.4	30.4	12.0	40.0
Net income before extraordinary item	25.1	21.0	6.9	24.5
Net income	25.1	21.0	74.2	23.5
Net income (loss) per common share - basic*
Income before extraordinary item	$1.17	$ 0.95	$ 0.25	$ 0.80
Extraordinary item	-	-	2.46	(0.03)

Net income	$1.17	$ 0.95	$ 2.71	$ 0.77

Net income (loss) per common share - diluted*
Income before extraordinary item	$ 1.13	$ 0.94	$ 0.25	$ 0.79
Extraordinary item	-	-	2.45	(0.03)

Net income	$ 1.13	$ 0.94	$ 2.70	$0.76

Comprehensive income	29.7	10.2	100.4	40.3

*Basic and diluted net income (loss) per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income (loss) per share data may not equal the net income (loss) per share for the year.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCESHEETS		December 31,
		2008	2007
Assets

Short-term investments		$1.8	$25.2
Cash		0.4	0.2
Investment in subsidiaries		1,429.4	1,438.1
Other assets		3.8	4.0

Total assets		$1,435.4	$1,467.5

Liabilities and Shareholders’ Equity
Junior subordinated debentures		$64.4	$64.4
Due to subsidiaries		12.9	14.2
Other liabilities		5.2	4.4

Total liabilities		82.5	83.0

Shareholders’ equity		1,352.9	1,384.5

Total liabilities and shareholders’ equity		$1,435.4	$1,467.5

STATEMENTS OF INCOME	For the Years Ended December 31,
	2008	2007 (1)	2006 (2)
Net investment income (loss)	$(0.9)	$0.3	$5.3

Expenses:
Other expenses	25.1	12.8	35.4

Total operating expenses	25.1	12.8	35.4

Loss before tax and undistributed earnings	(26.0)	(12.5)	(30.1)
Benefit for income taxes	-	-	(1.4)

Net loss before equity in earnings of subsidiaries	(26.0)	(12.5)	(28.7)
Equity in undistributed earnings of subsidiaries	88.9	90.0	134.7

Income before extraordinary item	62.9	77.5	106.0
Extraordinary item	-	66.3	-

Net income	$62.9	$143.8	$106.0

(1)

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2008	2007 (1)	2006 (2)
Cash flows from operating activities:
Net income	$62.9	$143.8	$106.0
Adjustments to reconcile net income to net cash used by operating activities:
Amortization	-	-	0.2
Share-based payments expense	-	-	8.7
Excess tax benefits from share-based payment arrangements	-	-	(2.3)
Extraordinary gain due to merger	-	(66.3)	-
Undistributed earnings in subsidiaries	(88.9)	(90.0)	(134.7)
Change in:
Deferred tax payable	-	-	10.3
Due to subsidiaries	(1.3)	2.1	2.3
Prepaid assets	0.3	(1.4)	4.0
Income taxes	-	-	1.2
Other, net	2.0	(4.2)	(4.6)

Cash used by operating activities	(25.0)	(16.0)	(8.9)

Cash flows from investing activities:
Maturities and mandatory calls of fixed maturity investments	-	-	18.0
Change in short-term investments	23.4	(25.2)	40.1
Acquisition of subsidiary ownership	-	-	(17.2)
Net distribution (contribution) from (to) subsidiaries	-	40.0	(37.0)

Cash provided by investing activities	23.4	14.8	3.9

Cash flows from financing activities:
Activity under stock incentive plans	1.8	1.1	6.8
Secondary common stock offering, net of offering expenses	-	-	(0.2)
Excess tax benefits from share-based payment arrangements	-	-	2.3
Payment of cash dividend to preferred shareholders	-	-	(1.4)

Cash provided by financing activities	1.8	1.1	7.5

Change in cash	0.2	(0.1)	2.5
Cash, beginning of period	0.2	0.3	0.2

Cash, end of period	$0.4	$0.2	$2.7

(1)	Cash flows for 2007 represents cash flows for Argo Group International Holdings, Ltd. for the period from the Merger date of August 7, 2007 through December 31, 2007.
(2)	Represents historical results for Argonaut Group, Inc. for each respective twelve month period.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

For the Years Ended December 31, 2008, 2007, and 2006

(in millions)

Segment	DAC (a) (3)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (l)	Loss & LAE (f)	Amortization (Deferral) DAC (g)	Other Insur. Exp (h) (2)	Premiums Written (i)
Year Ended December 31, 2008
Excess and Surplus Lines	$64.5	$1,257.7	$304.0	$531.9	$62.4	$320.2	$(3.4)	$179.2	$550.3
Commercial Specialty	33.8	574.8	196.6	357.6	29.7	243.1	(4.1)	105.9	379.8
Reinsurance	3.1	59.8	32.8	69.9	9.3	33.0	(1.9)	23.4	82.6
International Specialty	76.8	449.7	270.0	183.4	10.6	142.8	(9.0)	72.0	155.2
Run-off Lines	-	654.6	4.2	(15.7)	31.3	(14.2)	-	21.3	(16.9)
Corporate and Other	-	-	-	-	6.9	-	-	23.7	-

	$178.2	$2,996.6	$807.6	$1,127.1	$150.2	$724.9	$(18.4)	$425.5	$1,151.0

Year Ended December 31, 2007
Excess and Surplus Lines	$61.1	$1,084.7	$318.7	$542.6	$54.5	$311.8	$(0.1)	$172.7	$533.5
Commercial Specialty	29.7	481.7	169.5	302.2	27.2	182.2	0.7	85.2	303.1
Reinsurance	1.2	17.3	14.1	18.1	5.6	9.8	(0.4)	6.2	19.0
Run-off Lines	-	841.8	4.5	(3.1)	43.1	23.1	-	23.0	(1.4)
Corporate and Other	-	-	-	-	3.9	-	-	40.8	-

	$92.0	$2,425.5	$506.8	$859.8	$134.3	$526.9	$0.2	$327.9	$854.2

Year Ended December 31, 2006
Excess and Surplus Lines	$61.0	$890.8	$337.0	$522.4	$43.6	$300.5	$(2.7)	$166.8	$551.2
Commercial Specialty	30.4	425.9	165.6	270.0	21.8	163.7	(2.7)	80.4	284.2
Reinsurance	0.7	3.4	5.8	5.2	-	3.5	(0.7)	1.6	11.0
Run-off Lines	-	709.1	8.0	15.4	33.7	9.9	2.9	20.7	0.6
Corporate and Other	-	-	-	-	5.4	-	-	18.8	-

	$92.1	$2,029.2	$516.4	$813.0	$104.5	$477.6	$(3.2)	$288.3	$847.0

(a)  Deferred Acquisition Costs

(b)  Future Policy Benefits, Claims, and

       Claim Adjustment Expenses

(c)  Unearned Premiums

(d)  Premium Revenue, net (premiums earned)

(e)  Net Investment Income

(f)  Benefits, Claims, and Claim Adjustment Expenses

(g)  Amortization of Deferred Acquisition Costs

(h)  Other Insurance Expenses

(i)   Premiums Written, net

(1)  Net Investment Income allocated based upon

       each segment’s share of investable funds.

(2)  Other Insurance Expenses allocated based on specific

       identification, where possible, and related activities.

(3)  DAC was acquired in the Merger and in the acquisition of

       Heritage. As a result, the 2007 and 2008 DAC deferral

       will not equal the change in DAC for the Reinsurance

       segment and the International Specialty segment,

       respectively.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Capital Loss Carryforward	Charged to Other Accounts	Deductions		Balance at End of Period

Year ended December 31, 2008
Deducted from assets:
Valuation allowance for deferred tax asset	$18.8	$-	$32.1	$-	$3.9		$47.0

Year ended December 31, 2007
Deducted from assets:
Valuation allowance for deferred tax asset	$-	$49.3	$-	$-	$30.5	(1)	$18.8

Year ended December 31, 2006
Deducted from assets:
Valuation allowance for deferred tax asset	$-	$-	$-	$-	$-		$-

(1)	The deduction is attributable to PXRE Reinsurance Company deferred tax balances that are excluded subject to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Deferred acquisition costs	$178.2	$92.0	$92.1

Reserves for losses and loss adjustment expenses (1)	$2,996.6	$2,425.5	$2,029.2

Unamortized discount in reserves for losses	$25.3	$40.0	$43.6

Unearned premiums	$807.6	$506.8	$516.4

Premiums earned	$1,127.1	$859.8	$813.0

Net investment income	$150.2	$134.3	$104.5

Losses and loss adjustment expenses incurred:
Current year	$786.1	$557.2	$522.5
Prior years	$(61.2)	$(30.3)	$(44.9)

Amortization (deferral) of policy acquisition costs (2)	$(18.4)	$0.2	$(3.2)

Paid losses and loss adjustment expenses, net of reinsurance	$667.0	$459.8	$341.9

Gross premiums written	$1,601.5	$1,180.9	$1,155.6

(1)

Excludes PXRE Reinsurance Company’s reserves for losses and loss adjustment expenses of $135.7 million which is a component of “Liabilities held for sale” in the Consolidated Balance Sheet at December 31, 2007.

(2)

Deferred acquisition costs were acquired in the Merger and in the acquisition of Heritage. As such, the 2008 and 2007 amortization (deferral) of policy acquisition costs do not equal the balance sheet changes.