Form 10-Q
period 2009-03-31
Argo Group International Holdings, Ltd.
filed 2009-05-11
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of May 6, 2009.

Title	Outstanding
Common Shares, par value $1.00 per share	30,823,600

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2009 - $3,182.3; 2008 - $3,145.4)	$3,212.6	$3,150.4
Trading (cost: 2009 - $2.0; 2008 - $2.1)	2.0	2.1
Equity securities, at fair value (cost: 2009 - $217.7; 2008 - $255.9)	218.8	272.3
Other investments (cost: 2009 - $63.3; 2008 - $56.8)	63.5	57.0
Short-term investments, at fair value (cost: 2009 - $591.0; 2008 - $542.0)	558.2	513.6

Total investments	4,055.1	3,995.4

Cash	10.8	5.2
Accrued investment income	30.3	34.2
Premiums receivable	370.5	339.4
Reinsurance recoverables	1,188.6	1,193.8
Goodwill	152.2	151.4
Current income taxes receivable, net	3.0	—
Deferred tax asset, net	53.7	50.0
Deferred acquisition costs, net	181.3	178.2
Ceded unearned premiums	219.1	208.8
Other assets	109.0	118.9
Intangible assets, net of accumulated amortization	105.9	106.2

Total assets	$6,479.5	$6,381.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,062.0	$2,996.6
Unearned premiums	833.1	807.6
Accrued underwriting expenses	123.6	108.4
Ceded reinsurance payable, net	556.2	603.4
Funds held	39.0	45.4
Other indebtedness	124.0	117.3
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	—	2.1
Other liabilities	45.9	36.4

Total liabilities	5,095.2	5,028.6

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 30,798,658 and 30,768,878 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	30.8	30.8
Additional paid-in capital	696.6	694.2
Treasury shares (145,999 shares at March 31, 2009 and December 31, 2008)	(5.1)	(5.1)
Retained earnings	682.2	655.2
Accumulated other comprehensive loss, net of taxes	(20.2)	(22.2)

Total shareholders’ equity	1,384.3	1,352.9

Total liabilities and shareholders’ equity	$6,479.5	$6,381.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Premiums and other revenue:
Earned premiums	$343.4	$218.7
Net investment income	39.3	38.1
Fee income	0.2	—
Realized investment and other gains (losses), net	(11.8)	1.3

Total revenue	371.1	258.1

Expenses:
Losses and loss adjustment expenses	203.2	131.6
Underwriting, acquisition and insurance expenses	127.3	78.2
Interest expense and other	9.2	7.0

Total expenses	339.7	216.8

Income before income taxes	31.4	41.3
Provision for income taxes	4.4	4.4

Net income	$27.0	$36.9

Net income per common share:
Basic	$0.88	$1.20

Diluted	$0.88	$1.20

Weighted average common shares:
Basic	30,641,972	30,673,294

Diluted	30,746,989	30,834,456

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net income	$27.0	$36.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Losses arising during the period	(6.1)	(2.5)
Less reclassification adjustment for losses (gains) included in net income	11.8	1.1

Other comprehensive income (loss) before tax	5.7	(1.4)
Income tax provision (benefit) related to other comprehensive income (loss)	3.7	(1.5)

Other comprehensive income, net of tax	2.0	0.1

Comprehensive income	$29.0	$37.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$27.0	$36.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	2.6	2.6
Share-based payments expense	2.2	1.5
Excess tax expense from share-based payments arrangements	0.2	0.1
Deferred income tax benefit, net	(3.9)	(3.9)
Realized losses on investments	11.8	1.1
Change in:
Accrued investment income	3.9	(0.5)
Receivables	(25.9)	(64.4)
Deferred acquisition costs	(3.1)	(3.1)
Ceded unearned premiums	(10.3)	(24.9)
Reserves for losses and loss adjustment expenses	65.4	3.9
Unearned premiums	25.5	43.8
Ceded reinsurance payable and funds held	(50.4)	38.7
Income taxes payable	(5.7)	(5.8)
Accrued underwriting expenses	15.2	(63.8)
Sales and maturities of trading investments	—	9.1
Purchases of trading investments	—	(11.8)
Other assets and liabilities, net	(34.9)	(17.7)

Cash provided (used) by operating activities	19.6	(58.2)

Cash flows from investing activities:
Sales of fixed maturity investments	43.9	28.6
Maturities and mandatory calls of fixed maturity investments	129.1	96.2
Sales of equity securities	44.5	16.9
Sales of other investments	—	4.3
Purchases of fixed maturity investments	(185.5)	(157.2)
Purchases of equity securities	(7.7)	(19.1)
Purchases of other investments	(0.7)	(7.2)
Change in short-term investments	(49.0)	70.1
Purchases of fixed assets	(3.4)	(1.5)
Acquisitions, net of cash acquired	—	(12.5)
Sale of investment in subsidiary - continuing operations	—	56.0
Other, net	5.5	(0.2)

Cash (used) provided by investing activities	(23.3)	74.4

Cash flows from financing activities:
Activity under revolving credit facility, net	9.1	—
Activity under stock incentive plans	0.4	0.4
Excess tax expense from share-based payment arrangements	(0.2)	(0.1)

Cash provided by financing activities	9.3	0.3

Change in cash	5.6	16.5
Cash, beginning of period	5.2	15.0

Cash, end of period	$10.8	$31.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the doubtful accounts for reinsurance recoverables, estimates of written and earned premiums, the fair value of investments and the Company’s deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.

The interim financial information as of March 31, 2009 and 2008 and for the three months ended March 31, 2009 and 2008 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of March 31, 2009.

The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information required by GAAP for complete financial statements.

2. Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) which amends Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of FSP FAS 132(R)-1 are to provide users of the financial statement with an understanding of: how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs [Level 3 as defined in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)] on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of FSP FAS 132(R)-1 is permitted. The Company has chosen not to early adopt FSP FAS 132(R)-1. The Company does not anticipate that the adoption of FSP FAS 132(R)-1 will have a material effect on the Company’s financial position or results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS No. 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is

Not Active.” FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate. In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of FSP FAS 157-4, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, and will be applied prospectively. Although early adoption is permitted, the Company has chosen not to early adopt. The Company is currently evaluating FSP FAS 157-4 to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in GAAP for fixed maturity securities to make the guidance more operational. FSP FAS 115-2 and FAS 124-2 also improve the presentation and disclosure of other-than-temporary impairments on fixed maturity and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This Statement is applicable to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For fixed maturity securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initial adoption of this Statement as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The cumulative-effect adjustment includes the related tax effects. The discount rate used to calculate the present value of the cash flows expected to be collected is the rate in effect before recognizing any other-than-temporary impairments and not a rate that has been adjusted to reflect those impairments. The amortized cost basis of a security with previously recognized other-than-temporary impairment will be adjusted by the amount of the cumulative-effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted in accordance with existing guidance as interest income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. In the period of adoption, disclosures under SFAS No. 154, “Accounting Changes and Error Correction,” are required for changes in accounting principles. FSP FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company is currently evaluating FSP FAS 115-2 and FAS 124-2 to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 in response to the release of FSP FAS 115-2 and FAS 124-2. With the amendments in SAB No. 111, fixed maturity securities are excluded from the scope of SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” According to the revision to SAB Topic 5.M., the SEC staff does not interpret the FASB’s use of the term other-than-temporary to mean permanent impairment. SAB No. 111 states that numerous factors should be considered in evaluating if there has been an other-than-temporary impairment of an equity security that is classified as available for sale, for which a write-down would be required, and provides suggested factors to consider. The Company will continue to evaluate whether its equity securities are other-than-temporarily impaired in accordance with the guidelines of SAB No. 111.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. Although early adoption is permitted, the Company has chosen not to early adopt. The Company is currently evaluating FSP FAS 107-1 and APB 28-1 to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations,” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management will continue to evaluate future financial assets acquired or liabilities assumed and apply FSP FAS 141 (R)-1 if applicable.

3. Acquisition

Acquisition of Heritage Underwriting Agency plc (“Heritage”)

On April 2, 2008, Argo Group announced an offer to acquire Heritage, and on May 14, 2008, all conditions of the acquisition of Heritage were satisfied or waived. The acquisition of Heritage was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed from Heritage based on their fair values as of May 31, 2008. The functional currency of Heritage is the U.S. Dollar. The purchase price totaled approximately $277.4 million, including transaction costs of approximately $7.3 million.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Argo Group and Heritage, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of the period presented. These results have been prepared by adjusting the historical results of Argo Group for the period shown to include the historical results of Heritage and the impact of purchase price allocations.

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated or of future results of the Company:

(in millions, except per share data)	For the Three Months Ended March 31, 2008
(unaudited)
Revenue	$344.3
Net income	$40.3

Net income per common share
Basic	$1.31
Diluted	$1.31

Goodwill and Intangible Assets

Additional transaction costs of approximately $0.2 million were incurred by the Company during the first quarter of 2009. At March 31, 2009, $0.6 million of contingent consideration related to the prior acquisition of Massamont Insurance Agency, Inc. was accrued and included in “Other liabilities” in the Consolidated Balance Sheet.

During the three months ended March 31, 2009, amortization expense associated with the Company’s finite-lived intangible assets arising from acquisitions and other intangible assets was $0.2 million and $0.1 million, respectively. Accumulated amortization at March 31, 2009 and December 31, 2008 was $4.0 million and $3.7 million, respectively.

4. Investments

An aging of unrealized losses on the Company’s investments at March 31, 2009 is presented below:

	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$190.6	$0.1	$—	$—	$190.6	$0.1
U.S. Government agencies	6.3	—	0.3	—	6.6	—
Obligations of states and political subdivisions	16.2	0.1	52.8	1.7	69.0	1.8
Corporate securities (1)	203.3	10.3	79.5	14.7	282.8	25.0
Structured securities:
CMO/MBS-agency	10.5	0.5	1.6	0.3	12.1	0.8
CMO/MBS-non agency	3.3	0.4	53.0	10.2	56.3	10.6
CMBS (3)	78.1	7.4	76.1	19.1	154.2	26.5
ABS-residential	—	—	7.4	2.3	7.4	2.3
ABS-non residential	30.4	1.0	7.4	2.4	37.8	3.4
Foreign (2)	113.6	4.9	5.7	0.1	119.3	5.0

Total fixed maturities	652.3	24.7	283.8	50.8	936.1	75.5

Equity securities	122.8	37.5	1.2	0.6	124.0	38.1
Short-term investments (4)	—	32.8	—	—	—	32.8

Total	$775.1	$95.0	$285.0	$51.4	$1,060.1	$146.4

(1)	Included in the “Less Than One Year” column is an unrealized loss related to foreign exchange of $6.3 million.
(2)	Included in the “Less Than One Year” column is an unrealized loss related to foreign exchange of $8.1 million.
(3)	Included in the “Less Than One Year” column in an unrealized loss related to foreign exchange of $0.5 million.
(4)	The unrealized loss in “Less Than One Year” is entirely related to foreign exchange.

The Company holds a total of 3,465 securities, of which 882 were in an unrealized loss position for less than one year and 229 were in an unrealized loss position for a period one year or greater as of March 31, 2009. None of the equity securities’ unrealized losses have been in an unrealized loss position of 10% or more for more than one year. In accordance with its policy, the Company incurred $8.4 million of other-than-temporary impairment losses for the quarter on its equity portfolio.

The Company had no unrealized losses greater than one year at March 31, 2009 in investments in United States Treasury securities. The Company’s unrealized losses greater than one year in direct obligations of United States Government agencies were less than $0.1 million at March 31, 2009. The Company has the ability and intent to hold these securities until recovery of amortized cost and does not consider those investments to be other-than-temporarily impaired at March 31, 2009.

For investments in obligations of states and political subdivisions and foreign securities with an unrealized loss greater than one year, such unrealized loss was the result of increasing credit spreads and higher market yields. The Company has the ability and intent to hold these securities until recovery of amortized cost and does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to higher market yields, macroeconomic issues affecting market liquidity, and increases in credit spreads. All corporate securities in an unrealized loss position that were not deemed to be other-than-temporarily impaired were investment grade as of March 31, 2009. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009. In accordance with its policy, the Company incurred $3.8 million of other-than-temporary impairment losses for the quarter on its corporate bond portfolio due to the fixed maturities being downgraded to below investment grade.

The Company’s portfolio of structured securities consists of investments in securities issued and/or guaranteed by agencies of the United States Government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by higher market yields, macroeconomic conditions affecting changes in market liquidity and increases in credit spreads. All structured securities issued by corporate entities, though not guaranteed, in an unrealized loss position were investment grade as of March 31, 2009. Since the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009. In accordance with its policy, the Company incurred $2.0 million of other-than-temporary impairment losses for the quarter on its structured securities portfolio primarily due to the securities being downgraded to below investment grade.

The Company has an unrealized loss of $47.7 million related to foreign exchange on its investment portfolio at March 31, 2009.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and the Company’s intent and ability to hold the investment until the fair value is recovered. For equity securities, the length of time in which there has been a significant decline in value is the primary factor for determining if an unrealized loss on a security is other-than-temporary. If consideration of the factors above yield a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. During the three months ended March 31, 2009 and 2008, realized investment and other gains of $2.4 million and $8.0 million, respectively, were reduced by write downs of approximately $14.2 million and $6.7 million, respectively, due to the recognition of other-than-temporary impairments on certain fixed income and equity securities.

At March 31, 2009, the fair value of investments on deposit with various insurance regulatory agencies was $283.9 million.

Investments with an amortized cost of $127.1 million and fair value of $131.0 million were pledged as collateral for various other reasons such as reinsurance at March 31, 2009. The majority of these investments, $92.1 million amortized cost and $94.9 million fair value, were pledged in support of irrevocable letters of credit in the amount of $67.9 million. These irrevocable letters of credit are issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Included in short-term investments are investments with a fair value of $131.4 million which are held on deposit at Lloyds at March 31, 2009.

5. Net Income Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2009	2008
Net income	$27.0	$36.9

Weighted average common shares-basic	30,641,972	30,673,294
Effect of dilutive securities:
Equity compensation awards	105,017	161,162

Weighted average common shares-diluted	30,746,989	30,834,456

Net income per common share-basic	$0.88	$1.20

Net income per common share-diluted	$0.88	$1.20

Excluded from the weighted average common shares outstanding calculation are 145,999 shares which are currently held as treasury shares. For the three months ended March 31, 2009, options to purchase 1,201,459 shares of common stock were excluded from the computation of diluted earnings per common share due to being anti-dilutive. These instruments expire at varying times from 2009 through 2016. For the three months ended March 31, 2008, options to purchase 453,031 shares of common stock were excluded from the computation of diluted earnings per common share due to being anti-dilutive. These instruments expire at varying times from 2009 through 2017.

6. Commitments and Contingencies

Between May 3, 2006 and June 16, 2006, several class action lawsuits were filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. (“PXRE”) on behalf of a putative class of plaintiffs consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. On March 30, 2007, these lawsuits were consolidated into one proceeding before the United States District Court for the Southern District of New York and are now the subject of an Amended Class Action Complaint filed on June 15, 2007 (the “Amended Complaint”). The Amended Complaint alleges that during the purported class period PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business and that certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Complaint alleges that the above acts and omissions caused investors to purchase PXRE’s securities at artificially inflated prices during the purported class period and seeks an unspecified amount of damages, as well as attorneys’ fees and costs. Pursuant to an order dated March 4, 2009, the District Court dismissed with prejudice the Amended Complaint. The class plaintiffs have filed a notice appealing the District Court’s order to the United States Court of Appeals for the Second Circuit.

As previously disclosed, PXRE and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional shareholders against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District

Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Sections 12(a)(2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009.

Although the Company has received no notice of any other potential lawsuits or other proceedings relating to the alleged facts and circumstances described above, it is possible that the Company could be the subject of additional litigation or regulatory inquiries regarding such matters in the future.

At this stage, the Company is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the pending securities litigation, Private Placement lawsuit or any other future proceedings regarding the alleged facts and circumstances described above, nor can the Company currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, the Company is unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. The Company has insurance protection that may cover a portion of any potential loss or legal costs, but a settlement above the coverage limits could impact the Company’s financial position.

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

The United States subsidiaries of the Company file a consolidated U.S. federal income tax return. The Company also has operations in Belgium and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2009	2008
Current tax provision	$8.3	$8.3
Deferred tax benefit related to:
Future tax deductions	(3.7)	(0.7)
Valuation allowance change	(0.2)	(3.2)

Income tax provision	$4.4	$4.4

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three months ended March 31, 2009 and 2008 is as follows:

	For the Three Months Ended March 31,
(in millions)	2009	2008
Income tax provision at expected rate	$6.3	$14.2
Tax effect of:
Tax-exempt interest	(1.9)	(1.8)
Dividends received deduction	(0.4)	(0.3)
Valuation allowance change	(0.2)	(3.2)
Reduction of tax liability accounts	—	(2.6)
Reduction of tax reserve	—	(0.7)
Adjustment for annualized rate	0.6	(1.2)

Income tax provision	$4.4	$4.4

The consolidated provision for income taxes for the three months ended March 31, 2009 was $4.4 million compared to $4.4 million for the same period in 2008.

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years. At March 31, 2009, the Company had a total net deferred tax asset of $100.5 million prior to any valuation allowance. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward of $32.1 million generated from the sale of PXRE Reinsurance Company, and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $46.8 million is required. The net operating loss available to utilize per year is $2.8 million as required by Internal Revenue Code Section 382. The net deferred tax asset is $53.7 million at March 31, 2009. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. During the period ended March 31, 2009, there was a reduction of the valuation allowance by $0.2 million. Prior to December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable taxable income to utilize the net operating loss carryforward.

As of March 31, 2009, the Company has a regular federal tax net operating loss carryforward of $50.3 million of which $0.2 million of the total net operating loss carryforward relates to the acquisition of the Front Royal Companies. The Front Royal carryforward will expire if it is not utilized by December 31, 2009. The remaining $50.1 million net operating loss carryforward is attributable to PXRE Corporation. The PXRE loss carryforward will expire if not utilized by December 31, 2026. The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and projected future income.

The Company had no unrecognized tax benefits upon adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and has no unrecognized tax benefits as of March 31, 2009. Tax years ended December 31, 2005 through December 31, 2008 are open for examination by the IRS.

8. Share-Based Payments

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R) “Share-based Payment,” which was adopted January 1, 2006. Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company has not made regular dividend payments on its common shares since November 2005. No options were granted during the three months ended March 31, 2009. The following table summarizes the assumptions used by the Company for the three months ended March 31, 2008:

2008
Risk-free rate of return	2.61% to 2.71%
Expected dividend yields	0.00%
Expected option life (years)	4.81
Expected volatility	32.1% to 35.0%

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

A summary of option activity under the 2007 Plan as of March 31, 2009, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	561,786	$36.18
Granted	—	$0.00
Exercised	—	$0.00
Expired or forfeited	(17,006)	$35.81

Outstanding at March 31, 2009	544,780	$36.54

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for share options was $0.6 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Compensation expense from all share-based payment awards is included in the “Underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income. Unamortized expense for these options was $4.8 million as of March 31, 2009.

A summary of restricted share units activity under the 2007 Plan as of March 31, 2009, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	146,358	$37.95
Granted	15,042	$32.65
Exercised	(406)	$34.25
Expired or forfeited	(2,491)	$37.64

Outstanding at March 31, 2009	158,503	$37.46

The restricted share units will vest over three to four years. Expense recognized under this plan for the restricted share units was $0.5 million for the three months ended March 31, 2009. Expense recognized for the restricted share units was not material for the three months ended March 31, 2008. As of March 31, 2009, there was $4.5 million of total unrecognized compensation cost related to restricted share units granted by the Company.

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense of $0.1 million was recognized under this plan for the three months ended March 31, 2009.

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.2 million for the three months ended March 31, 2009.

Argonaut Group’s Share-Based Payment Plans

PXRE’s Share-Based Payment Plans

Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of the Company’s common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of March 31, 2009, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	886,749	$34.56
Granted	—	$0.00
Exercised	(8,591)	$33.80
Expired or forfeited	(22,569)	$39.39

Outstanding at March 31, 2009	855,589	$34.44

The compensation expense recorded for options outstanding was $0.4 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, the Company received cash payments of $0.3 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of March 31, 2009, there was unamortized expense related to these options of $1.7 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the three months ended March 31, 2009 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	89,864	$48.90
Granted	—	$0.00
Exercised	(20,079)	$52.46
Expired or forfeited	(234)	$48.41

Outstanding at March 31, 2009	69,551	$47.87

The compensation expense recorded for non-vested stock awards outstanding was $0.6 million and $0.8 million for the three months ended March 31, 2009 and, 2008, respectively. As of March 31, 2009, there was unamortized expense related to the non-vested stock awards of $2.4 million.

As of March 31, 2009, a total of 5,237 restricted stock grants were outstanding under the PXRE Group Ltd. Incentive Bonus Compensation Plans. The restricted stock grants have a grant date fair value of $49.00 per share The restricted stock grants vest in equal annual installments over four years. Compensation expense for the three months ended March 31, 2009 was not material. As of March 31, 2009, there was unamortized expense related to these restricted stock awards of $0.3 million.

9. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $263.5 million and $46.4 million as of March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31,
(in millions)	2009	2008
Net beginning of the year	$2,115.6	$1,863.3
Add:
Net reserves held for sale (1)	—	104.3
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	204.1	138.3
Prior accident years	(0.9)	(6.7)

Losses and LAE incurred during calendar year, net of reinsurance	203.2	131.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	15.9	16.5
Prior accident years	178.1	125.3

Losses and LAE payments made during current calendar year, net of reinsurance:	194.0	141.8

Additional participation interest	18.2	—
Foreign exchange adjustments	(6.1)	0.3

Net reserves - end of period	2,136.9	1,957.7

Deduct:
Net reserves sold on disposition of subsidiary (2)	—	99.5

Net reserves - end of period, excluding disposition of subsidiary	2,136.9	1,858.2
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	925.1	588.8

Gross reserves - end of period	$3,062.0	$2,447.0

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year attributable to PXRE Reinsurance Company.
(2)	Amount was classified as held for sale at December 31, 2007.

Included in losses and LAE for the three months ended March 31, 2009 was $0.9 million in favorable loss reserve development in the following: (1) $3.1 million of favorable loss reserve development related to the ongoing U.S. operations, which include the Excess and Surplus Lines and Commercial Specialty segments, driven by $4.5 million in favorable loss reserve development in professional liability, property and casualty lines, partially offset by $1.4 million primarily related to the settlement of a large claim; (2) $2.8 million of favorable loss reserve development in the Reinsurance segment relating to Hurricane Ike and non-catastrophe losses; and (3) $5.0 million of unfavorable loss reserve development in the Run-off Lines segment primarily driven by $6.1 million of reserve strengthening in asbestos and environmental lines, $0.8 million of unfavorable development in workers compensation lines, and $1.9 million of favorable development in non-catastrophe reinsurance lines.

Included in losses and LAE for the three months ended March 31, 2008 was $6.7 million in favorable loss reserve development comprised of the following: (1) $5.1 million of favorable loss reserve development in the Excess and Surplus Lines segment primarily driven by other liability occurrence lines; (2) the Commercial Specialty segment recognized $1.6 million in favorable loss reserve development in the property lines for the 2007 accident year, which was partially offset by $1.1 million of unfavorable loss reserve development in the automobile physical damage lines for the 2007 accident year and workers compensation lines; and (3) $1.1 million of favorable loss reserve development in the Run-off Lines segment primarily driven by $2.0 million of favorable loss reserve development on a large claim, partially offset by $0.8 million from the unwinding of the reserve discount in the workers compensation reserves.

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

10. Business Segments

The Company is primarily engaged in writing property and casualty insurance and reinsurance. The Company has four ongoing reporting segments: Excess and Surplus Lines segment, Commercial Specialty segment, Reinsurance segment and International Specialty segment. Additionally, the Company has a Run-off Lines segment for products that it no longer writes.

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

Revenues and income (loss) before income taxes for each segment for the three months ended March 31, 2009 and 2008 were as follows:

	For the Three Months Ended March 31,
(in millions)	2009	2008
Revenue:
Earned premiums
Excess and Surplus Lines	$132.4	$128.5
Commercial Specialty	92.5	82.1
Reinsurance	18.5	12.4
International Specialty	100.0	—
Run-off Lines	—	(4.3)

Total earned premiums	343.4	218.7
Net investment income
Excess and Surplus Lines	17.7	15.6
Commercial Specialty	8.2	7.3
Reinsurance	2.1	2.1
International Specialty	3.3	—
Run-off Lines	6.8	9.9
Corporate and Other	1.2	3.2

Total net investment income	39.3	38.1
Fee income	0.2	—
Realized investment and other gains (losses), net	(11.8)	1.3

Total revenue	$371.1	$258.1

	For the Three Months Ended March 31,
(in millions)	2009	2008
Income (loss) before income taxes
Excess and Surplus Lines	$24.0	$26.9
Commercial Specialty	15.7	13.1
Reinsurance	10.1	5.4
International Specialty	4.2	—
Run-off Lines	(1.7)	3.2

Total segment income before taxes	52.3	48.6
Corporate and Other	(2.1)	(1.4)
Interest expense	(7.0)	(7.2)
Realized investment and other gains (losses), net	(11.8)	1.3

Total income before income taxes	$31.4	$41.3

Identifiable assets for each segment as of March 31, 2009 and December 31, 2008 were as follows:

(in millions)	March 31, 2009	December 31, 2008
Excess and Surplus Lines	$2,342.0	$2,286.4
Commercial Specialty	1,161.2	1,197.9
Reinsurance	341.8	299.8
International Specialty	1,630.8	1,614.7
Run-off Lines	921.3	970.4
Corporate and Other	82.4	12.3

Total	$6,479.5	$6,381.5

Included in the International Specialty segment are $642.5 million in assets associated with trade capital providers which are third party corporate participants for the Company’s Lloyds operation.

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2009 and 2008 were as follows:

	For the Three Months Ended March 31,
(in millions)	2009	2008
Commissions	$63.3	$36.4
General expenses	56.1	39.7
Premium taxes, boards and bureaus	7.3	5.2

	126.7	81.3
Net amortization (deferral) of policy acquisition costs	0.6	(3.1)

Total underwriting, acquisition and insurance expenses	$127.3	$78.2

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2009 include $49.8 million of expenses attributable to Heritage. The date of the Heritage acquisition was May 31, 2008.

12. Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $15.2 million and $14.0 million during the three months ended March 31, 2009 and 2008, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $8.1 million and $9.0 million during the three months ended March 31, 2009 and 2008, respectively. The Company paid interest on its other indebtedness of $1.6 million and $0.7 million during the three months ended March 31, 2009 and 2008, respectively. The Company’s other indebtedness at March 31, 2008 consisted solely of its borrowings against the revolving credit facility.

13. Fair Value Measurements

The Company adopted the provisions of SFAS No. 157 effective January 1, 2008, for financial assets and financial liabilities. FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 was effective for fiscal years beginning after November 15, 2008. The adoption of FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations.

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

•

Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company receives one quote per instrument for Level 2 inputs.

•

Level 3 inputs are unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The Company receives fair value prices from an independent pricing service and its third-party investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with SFAS No. 157. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of March 31, 2009. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

Available-for-Sale Fixed Maturity Investments: U.S. Treasury Notes included in available-for-sale fixed maturity investments are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. Principally all other available-for-sale fixed maturity investments are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The remaining securities are reported at fair value utilizing Level 3 inputs. These securities are priced by the investment managers utilizing unobservable inputs.

Trading Fixed Maturity Investments: Trading fixed maturity investments are reported at fair value utilizing Level 2 inputs in the same manner as described above for available-for-sale fixed maturity investments.

Equity Securities: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. All other equity securities are reported at fair value utilizing Level 3 inputs. For these securities, the Company obtains fair value measurements from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

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

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. The Level 2 investment is a certificate of deposit. Included in short-term investments are Funds at Lloyds which is the Corporate member’s capital as a security to support the underwriting business. Lloyds invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at March 31, 2009, have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2009	Level 1	Level 2	Level 3
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$259.9	$259.9	$—	$—
U.S. Government agencies	307.4	—	307.4	—
Obligations of states and political subdivisions	805.9	—	805.9	—
Corporate securities	561.6	—	560.7	0.9
Structured securities	1,137.8	—	1,137.8	—
Foreign	140.0	—	140.0	—
Fixed maturities (Trading):				—
Foreign	2.0	—	2.0	—
Equity securities	218.8	212.4	—	6.4
Other investments	37.3	—	37.3	—
Short-term investments	558.2	558.1	0.1	—

	$4,028.9	$1,030.4	$2,991.2	$7.3

The fair value measurements in the table above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2009 is as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Corporate Securities	Equity Securities	Total
Beginning balance, January 1, 2009	$1.4	$6.2	$7.6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	0.2	0.2
Purchases, issuances and settlements	(0.5)	—	(0.5)
Transfers in and/or out of Level 3	—	—	—

Ending balance, March 31, 2009	$0.9	$6.4	$7.3

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$—	$—	$—

At March 31, 2009, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2009 compared with the three months ended March 31, 2008, and also a discussion of the Company’s financial condition as of March 31, 2009. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, the capital markets and their effect on investment income and the fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended March 31
(in millions)	2009	2008
Gross written premiums	$496.1	$346.6

Earned premiums	$343.4	$218.7
Net investment income	39.3	38.1
Fee income	0.2	—
Realized investment and other gains (losses), net	(11.8)	1.3

Total revenue	$371.1	$258.1

Income before income taxes	31.4	41.3
Provision for income taxes	4.4	4.4

Net income	$27.0	$36.9

Loss ratio	59.2%	60.1%
Expense ratio	37.1%	35.8%

Combined ratio	96.3%	95.9%

Consolidated earned premiums increased $124.7 million, from $218.7 million for the three months ended March 31, 2008 to $343.4 million for the same period in 2009. The increase was primarily attributable to earned premiums in the International Specialty segment, which was acquired in the second quarter of 2008. Heritage contributed earned premiums of $100.0 million for the three months ended March 31, 2009. Earned premiums for the Reinsurance segment increased $6.1 million for the three months ended March 31, 2009 as compared to 2008 primarily due to increased earned premiums at Argo Re. Additionally, earned premiums for the Commercial Specialty segment increased $10.4 million, primarily due to growth in the public entity products.

Consolidated net investment income increased for the three months ended March 31, 2009 as compared to the same period in 2008 due to higher invested asset balances resulting from positive cash flows from operations and due to invested assets acquired in the Heritage transaction. Total invested assets at March 31, 2009 were $3,812.4 million; net of $242.7 million of invested assets attributable to Heritage’s Trade Capital providers. Total invested assets as of March 31, 2008 were $3,525.4 million.

Consolidated fee income represents commissions and other fees earned by the Company for the non-risk bearing activities. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income from managing third party capital for certain syndicates at Lloyds. Consolidated fee income was $0.2 million for the three months ended March 31, 2009.

Consolidated realized investment and other losses, net, for the three months ended March 31, 2009 were $11.8 million, compared to a realized gain of $1.3 million for the same period ended 2008. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments. If individual securities are determined to be other-than-temporarily impaired, the security is written down to its fair value. Included in consolidated gross realized investment losses for the three months ended March 31, 2009 were write-downs of $14.1 million from the recognition of other-than-temporary impairments on certain investment securities. The other-than-temporary impairment was primarily attributable to $8.4 million of impairment within the equity portfolio and $5.7 million within the fixed maturity portfolio, including certain sub-prime holdings. Included in consolidated gross realized investment losses for the three months ended March 31, 2008 were write-downs of $6.7 million from the recognition of other-than-temporary impairments on certain equity and fixed maturity securities. Realized gains from the sale of various investment securities totaled $2.3 million for the three month ended March 31, 2009, compared to $8.0 million for the same period ended 2008. Included in realized gains for the three months ended March 31, 2008 was a $2.3 million gain on the sale of PXRE Reinsurance Company, which closed in March 2008.

Consolidated losses and loss adjustment expenses were $203.2 million and $131.6 million for the three months ended March 31, 2009 and 2008, respectively. The consolidated loss ratio for the three months ended March 31, 2009 was 59.2%, compared to 60.1% for the same period in 2008. Included in losses and loss adjustment expenses for the three months ended March 31, 2009 was $0.9 million in net favorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the quarter ended March 31, 2009:

(in millions)	Net Reserves at December 31, 2008	Net Reserve Development	Percent of Net Reserves by Line of Business
General liability	$909.9	$1.7	0.2%
Workers compensation	465.4	1.1	0.2%
Commercial multi-peril	190.2	3.0	1.6%
Commercial auto liability	145.7	1.1	0.8%
Special property	19.0	0.3	1.6%
Auto physical damage	10.0	(3.1)	-31.0%
Heritage	239.5	—	0.0%
Argo Re	30.0	(2.8)	-9.3%
PXRE Legacy	97.6	(1.9)	-1.9%
All other lines	8.3	(0.3)	-3.6%

Total all lines	$2,115.6	$(0.9)	0.0%

The favorable development as related to total net reserves for loss and loss adjustment expenses as of December 31, 2008 represents $0.9 million or less than 0.1% of total reserves outstanding at December 31, 2008. Aside from the favorable development in the auto physical damage line of business, resulting from better than expected loss frequency and severity, there were no material reserve movements by line of business. The revised estimate for the PXRE Legacy net loss reserves developed favorably by $1.9 million, and Argo Re reserves had favorable development of $2.8 million, with $1.7 million representing a reforecast of Hurricane Ike losses. The general liability line of business had $1.7 million unfavorable prior accident year loss development due to the strengthening of reserves for certain asbestos and environmental claims, offset by favorable loss experience from the Excess and Surplus lines segment.

Included in losses and loss adjustment expense for the three months ended March 31, 2008 was $6.7 million of favorable loss reserve development on prior accident years primarily in the Excess and Surplus Lines and Commercial Specialty segments.

In determining appropriate reserve levels as of March 31, 2009, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however, the maturation of claims since the last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, and changes to the reinsurance structure. The Company’s net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, both internal and independent actuarial reviews relied, to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies, which generally produce higher projections of ultimate losses than the other methods. Compared with other actuarial methodologies, the paid and incurred Bornhuetter-Ferguson methods assigned the smallest weight to actual reported loss experience, with the greatest weighting assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2009, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

For general liability business, the Company increased its premium volume significantly from 2002 through 2006. This growth occurred in both the Excess and Surplus Lines and Commercial Specialty segments. The premium increases derived from both organic growth and acquisitions. In setting loss reserves, internal and external actuaries assumed that the new business may not perform as well as renewal business and that prior year loss development patterns may not be representative of future loss emergence. The actuarial assumption that new business may not perform as well as renewal business is primarily predicated on the basis that the new insurance company offers a lower price or better terms and conditions than the incumbent carrier. Further, the incumbent carrier has the benefit of historical experience and loss characteristics of the insured. Thus, the actuarial methods utilizing the assumption that new business would generate a higher loss ratio were assigned more weight. The Company’s loss reserve estimates gradually blend in the results from other methodologies over time. For general liability estimates, more credibility is assigned to the Company’s own loss experience approximately 60 to 72 months after the beginning of an accident year. Over the course of time, the Company has recognized that the new business growth from 2002 through 2006 exhibited similar underwriting and profitability characteristics as the Company’s renewal book. Further review and analysis of the data in the first quarter of 2009 suggested that favorable loss experience on the new business growth continued to emerge in the first quarter of 2009. Thus the Company reduced its ultimate loss estimates for general liability lines of business for the 2006 and prior accident years.

Another factor that was considered in setting loss reserves at March 31, 2009 was the impact of the Company’s reinsurance protection. The Company’s excess of loss reinsurance coverage has varied by product. For most general liability products, the net per occurrence retention increased from $250,000 to $500,000 on September 1, 2002 and then to $1,000,000 on October 1, 2006. When loss reserves were initially established, the Company expected a greater number of large claims in the $250,000 excess of $250,000 layer of coverage. In 2006 and again in 2007, after a review of reported large loss activity, the Company began to recognize that the increased retention in the $250,000 excess of $250,000 layer did not have as material an impact on net retained losses as had originally been contemplated. Furthermore, the decision to increase net retentions had a favorable effect on net loss ratios. In the first quarter of 2009, as part of the Company’s internal actuarial review of reserves, the Company continued to observe lower than expected large loss activity in the $250,000 excess of $250,000 layer of coverage and further reduced its loss estimates for the 2003 through 2006 accident years.

For property business, the Company’s loss reserve estimates also blend in the results from other actuarial methodologies over time. In contrast to general liability estimates, more credibility is assigned to the Company’s loss experience approximately 24 to 36 months after the beginning of an accident year, where loss reporting and claims closing patterns settle more quickly. The Company’s loss experience receives partial weighting in the estimates 12 to 24 months after the beginning of the accident year. As respects to the loss reserves related to PXRE, the nature of reinsurance (including retro business) requires a longer maturation period. As such, the Company recognized favorable loss experience for the 2005 and 2006 accident years in 2007. Likewise, during 2008, the Company recognized favorable loss experience deriving from the 2006 and 2007 accident years.

While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably during 2007 and 2008, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions and many other factors impact management’s ultimate loss estimates. For accident years 2007 and 2008, pricing for our products was under significant competition and management’s expectation is that profitability for certain lines of business decreased accordingly as loss costs have not decreased proportionately.

Consolidated loss reserves were $3,062.0 million (including $193.7 million of reserves attributable to Heritage’s Trade Capital providers) and $2,447.0 million as of March 31, 2009 and 2008, respectively. Management has recorded its best estimate of loss reserves as of March 31, 2009 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses increased to $127.3 million for the three months ended March 31, 2009 as compared to $78.2 million for the same period in 2008. The consolidated expense ratios were 37.1% and 35.8% for the three months ended March 31, 2009 and 2008, respectively. The increase in the expense ratio for 2009 as compared to 2008 was primarily attributable to the International Specialty segment which incurs a higher expense ratio compared to the other segments. The International Specialty segment’s expense ratio for the three months ended March 31, 2009 increased the Company’s consolidated expense ratio by approximately 1.5 points.

Consolidated interest expense and other were $9.2 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively. Consolidated interest expense was $7.0 million for the three months ended March 31, 2009, including $1.2 million of interest expense on the other indebtedness acquired from Heritage. Interest expense for the three months ended March 31, 2008 was $7.2 million. The decline in interest expense excluding Heritage was due to more favorable interest rates on the Company’s subordinated debt reflecting current market conditions. Foreign currency exchange loss on transactions that are settled in currencies other than U.S. Dollars was $0.1 million for the three months ended March 31, 2009, compared to a gain of $0.3 million for the same period ended 2008. Included in consolidated interest expense and other for the three months ended March 31, 2009 was $2.0 million in expense related to the generation of fee income within the Commercial Specialty and International Specialty segments.

Consolidated provisions for income taxes were $4.4 million for each of the periods ended March 31, 2009 and 2008. The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 were 14.7% and 10.7%, respectively. The Company’s effective tax rate is subject to variability depending on the income produced in the jurisdictions in which the Company operates. The effective tax rate for the three months ended March 31, 2008 was favorably impacted by the reversal of the valuation allowance related to the net operating loss of PXRE Corporation.

Segment Results

The Company is primarily engaged in writing property and casualty insurance and reinsurance. The Company has four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, Reinsurance and International Specialty. Additionally, the Company has a Run-off Lines segment for products that it no longer writes.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
(in millions)	2009	2008
Gross written premiums	$146.1	$160.1

Earned premiums	$132.4	$128.5
Losses and loss adjustment expenses	79.7	74.2
Underwriting, acquisition and insurance expense	46.4	43.0

Underwriting income	6.3	11.3
Net investment income	17.7	15.6

Income before income taxes	$24.0	$26.9

Loss ratio	60.2%	57.7%
Expense ratio	34.9%	33.5%

Combined ratio	95.1%	91.2%

The increase in earned premiums for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to the termination of a ceded quota share reinsurance contract in April 2008. Earned premiums ceded under this contract were $17.9 million for the three months ended March 31, 2008. The decline in gross written premiums was primarily due to market conditions. The excess and surplus lines market place continues to experience increased competition, from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. Pricing in the Excess and Surplus Lines segment has declined moderately for the three months ended March 31, 2009 as compared to the same period in 2008. The number of policies written during the three months ended March 31, 2009 has declined slightly as compared to the same period ended 2008 while the average policy size for the three months ended March 31, 2009 declined slightly compared to the same period ended 2008.

Losses and loss adjustment expenses for the three months ended March 31, 2009 resulted in a loss ratio of 60.2%, compared to 57.7% for the same period in 2008. Included in losses and loss adjustment expense for the three months ended March 31, 2009 was $5.4 million in favorable loss reserve development on prior accident years, primarily attributable to the professional liability, property and excess casualty lines. Partially offsetting this favorable development was $2.0 million of unfavorable loss reserve development on prior accident years within the primary casualty lines and due to the settlement of a large claim. Included in losses and loss adjustment expenses for the three months ended March 31, 2008 was $5.1 million in favorable loss reserve development for the 2004 and prior accident years, primarily within the liability lines of business. Loss reserves for the Excess and Surplus Lines segment were $1,285.8 million and $1,134.0 million as of March 31, 2009 and 2008, respectively.

The increase in the expense ratio to 34.9% for the three months ended March 31, 2009 as compared to 33.5% for the same period ended 2008 was attributable to rate declines and reduced premium volumes.

Investment income increased to $17.7 million for the three months ended March 31, 2009 from $15.6 million for the same period in 2008. The increase was primarily attributable to an increase in the invested asset balance, due to positive cash flows. Net invested assets were $1,619.5 million as of March 31, 2009, compared to $1,439.7 million as of March 31, 2008.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment (formerly known as the Select Markets segment) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
(in millions)	2009	2008
Gross written premiums	$111.0	$137.3

Earned premiums	$92.5	$82.1
Losses and loss adjustment expenses	58.3	53.3
Underwriting, acquisition and insurance expense	26.3	23.0

Underwriting income	7.9	5.8
Net investment income	8.2	7.3
Fee income	0.5	—
Other expenses	0.9	—

Income before income taxes	$15.7	$13.1

Loss ratio	63.0%	65.0%
Expense ratio	28.4%	28.1%

Combined ratio	91.4%	93.1%

The increase in earned premiums for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to growth within the public entity products lines due to an acquisition in the first quarter of 2008. Earned premiums for the public entity products increased from $24.9 million for the three months ended March 31, 2008 to $31.0 million for the same period in 2009. Increased gross written premiums in the specialty programs and surety lines comprised the remaining growth in earned premiums for the three months ended March 31, 2009 as compared to the same period in 2008. Gross written premiums for the three months ended March 31, 2008 included $14.7 million resulting from the renewal of a large account which was not renewed in 2009. In addition, 2009 experienced reduced premiums associated with the state funds program.

Losses and loss adjustment expenses for the three months ended March 31, 2009 resulted in a loss ratio of 63.0%, compared to 65.0% for the same period in 2008. The decline in the loss ratio in 2009 as compared to 2008 was primarily due to $1.5 million in additional reserves recorded in the three months ended March 31, 2008 for the 2008 accident year due to higher than expected losses in the public entity products, primarily in the casualty and automobile physical damage product lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2008 was $1.6 million in favorable loss reserve development in the property lines for the 2007 accident year. Partially offsetting the favorable loss reserve development was unfavorable loss reserve development for the automobile physical damage lines for the 2007 accident year. Loss reserves for the Commercial Specialty segment were $577.8 million and $501.2 million as of March 31, 2009 and 2008, respectively.

The expense ratios for the three months ended March 31, 2009 and 2008 were 28.4% and 28.1%, respectively. The increase in the expense ratio was primarily attributable to reduced ceding commissions received on the state fund programs due to lower premium volumes.

Investment income increased to $8.2 million for the three months ended March 31, 2009 from $7.3 million for the same period in 2008. The increase was primarily attributable to an increase in the invested asset balance, due to positive cash flows. Invested assets were $748.6 million and $678.7 million as of March 31, 2009 and 2008, respectively.

Reinsurance. The following table summarizes the results of operations for the Reinsurance segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
(in millions)	2009	2008
Gross written premiums	$54.1	$50.3

Earned premiums	$18.5	$12.4
Losses and loss adjustment expenses	3.7	5.2
Underwriting, acquisition and insurance expense	6.9	3.9

Underwriting income	7.9	3.3
Net investment income	2.1	2.1
Fee income	0.1	—

Income before income taxes	$10.1	$5.4

Loss ratio	20.1%	41.8%
Expense ratio	37.3%	31.5%

Combined ratio	57.4%	73.3%

The increase in earned premiums was primarily the result of business written by Argo Re. Argo Re recorded earned premiums of $15.4 million for the three months ended March 31, 2009 compared to $7.5 million for the same period in 2008. Also included in the Reinsurance segment was earned premiums of $3.1 million and $4.9 million from various international reinsurance programs for the three months ended March 31, 2009 and 2008, respectively.

Losses and loss adjustment expenses for the three months ended March 31, 2009 resulted in a loss ratio of 20.1%, compared to 41.8% for the same period in 2008. The decrease in the loss ratio was primarily attributable to Argo Re, which incurred a loss ratio of 15.3% for the three months ended March 31, 2009 compared to 34.4% for the same period in 2008. The decline in the loss ratio for Argo Re was due to $2.8 million in favorable loss reserve development on prior accident years, relating to Hurricane Ike and other non-catastrophe losses. Loss reserves for the Reinsurance segment were $66.1 million and $19.4 million at March 31, 2009 and 2008, respectively.

The expense ratios for the three months ended March 31, 2009 and 2008 were 37.3% and 31.5%, respectively. The increase in the expense ratio was primarily attributable to Argo Re which has added an excess casualty team that is expected to produce revenue in subsequent quarters.

Investment income was $2.1 million for each of the three months ended March 31, 2009 and 2008. Invested assets were $194.0 million at March 31, 2009, compared to $193.1 million at March 31, 2008.

International Specialty. Included in the International Specialty segment are the results of operation for Heritage, which was acquired in May 2008. The following table summarizes the results of operations for the International Specialty segment:

(in millions)	Three Months Ended March 31, 2009
Gross written premiums	$184.7

Earned premiums	$100.0
Losses and loss adjustment expenses	56.5
Underwriting, acquisition and insurance expense	40.9

Underwriting income	2.6
Net investment income	3.3
Fee income	(0.4)
Other expenses	1.3

Income before income taxes	$4.2

Loss ratio	56.5%
Expense ratio	40.8%

Combined ratio	97.3%

Earned premiums represent premiums earned on the portion of gross written premiums retained by the Company. In 2009, Heritage increased its underwriting participation in the syndicates it manages to 61% from 54% in 2008. The International Specialty segment’s premiums tend to be seasonal, with approximately 75% of the premium being written in the first six months of the year. For the three months ended March 31, 2009 the property division accounted for approximately $125 million of gross written premium with the casualty division accounting for the remainder. The pricing environment in the property division improved as renewal rates are now flat rather than declining. The casualty division also experienced a moderating pricing environment with slight declines overall.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. The loss ratio for the first quarter of 2009 of 56.5% reflects a period with no significant large property losses or catastrophes. The casualty portion of the business is comprised of low limit exposure and accordingly the loss ratio for the three months ended March 31, 2009 was relatively consistent with the comparable period in 2008. Loss reserves as of March 31, 2009 were $484.5 million, including $193.7 million of reserves attributable to the trade capital providers.

The expense ratio for the International Specialty segment for the three months ended March 31, 2009 was 40.8%. Business written through Lloyds typically incurs higher acquisition expenses due to the distribution model and on average can reach up to 30% of gross written premium. During the three months ended March 31, 2009 the foreign exchange rates were relatively stable and therefore had minimal impact on the expense ratio.

Net investment income represents earnings on investments retained for the benefit of the Company. Total invested assets for the International Specialty segment as of March 31, 2009 were $528.0 million, excluding $234.1 million attributable to the trade capital providers.

Fee income represents fees and profit commission derived from the management of third party capital on the Company’s underwriting syndicates at Lloyds. Fee income for the three months ended March 31, 2009 was reduced to reflect revised expectations with respect to syndicate results. The change in estimate resulted in expense of $0.4 million. Other expense represents costs incurred by the non-risk bearing activities of this segment and includes approximately $1.2 million in expense associated with the continued integration post acquisition, Sarbanes Oxley compliance costs and other professional fees.

Run-off Lines. The Company has discontinued underwriting certain lines of business, including those lines that were previously reported in Argo Group US’s Risk Management segment and PXRE Reinsurance Limited. As the Company no longer actively underwrites business within these programs, all current activity is related to the management of claims and other administrative functions.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31
(in millions)	2009	2008
Earned premiums	$—	$(4.3)
Losses and loss adjustment expenses	5.0	(1.1)
Underwriting, acquisition and insurance expense	3.5	3.5

Underwriting loss	(8.5)	(6.7)
Net investment income	6.8	9.9

(Loss) income before income taxes	$(1.7)	$3.2

Included in losses and loss adjustment expenses for the three months ended March 31, 2009 was $6.1 million in reserve strengthening for prior accident years for certain asbestos and environmental claims, coupled with $0.8 million in reserve discount unwinding in the workers compensation lines. Partially offsetting this unfavorable loss reserve development was $1.9 million in favorable loss reserve development on prior accident years resulting from non-catastrophe reinsurance lines. Included in losses and loss adjustment expense for the three months ended March 31, 2008 was $1.1 million of favorable loss reserve development on prior accident years primarily within the workers compensation lines. Loss reserves for the Run-off Lines were as follows:

	March 31
	2009		2008
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$143.3	$125.4	$157.2	$141.4
Incurred losses	30.0	6.1	—	—
Losses paid	(10.7)	(9.2)	(3.1)	(2.9)

Loss reserves - asbestos and environmental, end of period	162.6	122.3	154.1	138.5
Risk management	388.0	284.2	439.7	319.4
PXRE run-off reserves	81.8	81.7	173.7	173.4
Other run-off lines	15.5	15.0	24.9	19.8

Total reserves - Run-off Lines	$647.9	$503.2	$792.4	$651.1

Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, acquisition and insurance expenses were comparable at $3.5 million for each period ended March 31, 2009 and 2008. Underwriting expense for the Run-off segment consists of variable and other administrative expenses.

The decline in net investment income was primarily attributable to a decline in the invested assets allocated to this segment. Total net invested assets were $626.4 million as of March 31, 2009, compared to $917.4 million as of March 31, 2008.

Reinsurance

Argo Re’s main property catastrophe program renewed April 1, 2009, with no material change in limit or attachment point.

Pension Plans

Effective November 2003, Argonaut Group curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. The Company did not incur pension related expenses for the three months ended March 31, 2009. The Company does not believe that any significant funding of the pension plans will be required during the current year. Management is currently evaluating formal termination of the pension plans. Termination of Argonaut Group’s pension plans may result in additional expense being incurred by the Company.

The Company has varying types of pension, contributory, and non-contributory employee savings programs providing benefits for certain U.S. and non-U.S. operations.

Related Party Transactions

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc., the majority of which is owned by Fayez Sarofim, a director of the Company. As of March 31, 2009, Fayez Sarofim & Co. managed investments totaling $177.3 million, at fair value, for the Company’s insurance subsidiaries. Argo Group paid Fayez Sarofim & Co. approximately $0.1 million for services provided during the three months ended March 31, 2009. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are claim payments, reinsurance costs and operating expenses.

For the three months ended March 31, 2009, net cash provided by operating activities was $19.6 million compared to $58.2 million of net cash used for the same period in 2008. In addition to the operations of Heritage contributing to the cash provided during the first quarter of 2009 (Heritage’s acquisition date for accounting purposes is May 31, 2008), the Company did not experience the same significant cash outflows during the first quarter of 2009 as those experienced during the first quarter of 2008. During the first quarter of 2008, the Company had cash outflows associated with the commutation of certain reinsurance agreements; annual premium payments associated with two legacy PXRE reinsurance contracts; and payment related to a catastrophe bond transaction. The events triggering these payments during the first quarter of 2008 were either a one time event or the contracts were not renewed during 2009.

Argo Group’s holding companies have access to various sources of liquidity including subsidiary dividends, its revolving credit facility and access to the debt and equity capital markets, if available. Currently, the outstanding balance under the Company’s $100.0 million credit facility is $60.0 million. The credit facility allows up to $10.0 million of the revolver to be used for letters of credit, subject to availability under the line.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2008 that Argo Group filed with the Securities and Exchange Commission on March 2, 2009 for further discussion on Argo Group’s liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1—“Consolidated Financial Statements (unaudited).”

Critical Accounting Policies

Refer to “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 that the Company filed with the Securities and Exchange Commission on March 2, 2009 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the services of three professional fixed income investment managers. The Company manages a majority of the equity securities portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on page 34).

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At March 31, 2009, 95.9% ($3.1 billion at fair value) of the Company’s portfolio was rated A or better, with 60.3% ($1.9 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$259.9	$—	$—	$—	$259.9
U.S. Government agencies	301.2	2.2	4.0	—	307.4
Obligations of states and political subdivisions	110.9	544.7	111.9	38.4	805.9
Corporate securities	45.2	104.7	339.3	72.4	561.6
Structured securities:
CMO/MBS-agency	812.3	—	—	—	812.3
CMO/MBS-non agency	51.1	—	3.3	3.2	57.6
CMBS	161.9	—	3.0	2.9	167.8
ABS-residential	9.9	3.9	—	5.6	19.4
ABS-non residential	72.6	2.8	2.5	2.8	80.7
Foreign	114.6	13.1	7.9	6.4	142.0

	$1,939.6	$671.4	$471.9	$131.7	$3,214.6

Subprime Exposure and Alt A: The Company’s investment portfolio includes $34.0 million par value of mortgage-backed securities collateralized by subprime and Alt A residential loans at March 31, 2009. The amortized cost of these mortgage securities was $26.2 million and the fair value was $22.9 million, representing less than 1% of the Company’s consolidated investment portfolio. Of these mortgage securities, 57.2% ($13.1 million at fair value) were rated AAA, 17.0% ($3.9 million at fair value) were rated AA and 25.8% ($5.9 million at fair value) were rated lower than AA. The Company’s investment portfolio includes subprime and Alt A mortgage-backed securities issued over several years from 2001 through 2006. Over 99.5% of the underlying mortgage loans supporting the Company’s subprime and Alt A securities have fixed interest rates, with less than 1% comprised of floating rate loans. The Company’s exposure to unrealized losses on securities with subprime and Alt A exposure has been predominantly related to changes in the security values, including the changes in security values related to market illiquidity. The Company manages and mitigates subprime and Alt A risk exposure through monitoring and analysis of available collateral performance data, which in turn allows management to make decisions regarding liquidation or impairment of the securities. The Company and its investment managers closely monitor the performance of subprime and Alt A assets, using statistics provided by data vendors as well as information provided directly by trustee remittance reports. These data reference points include, but are not limited to delinquencies, foreclosures, accumulated loss, and credit support, which are used to determine the potential for losses or marginal risk. The Company has no exposure to collateralized debt obligations or mortgage derivatives.

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At March 31, 2009, the total fair value of these securities was $487.1 million, or 12.0% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The tables below show the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

Insurer	With Guarantee
(in millions)	AAA	AA	A	Below A	Total
AMBAC	$—	$59.2	$49.2	$—	$108.4
FGIC	5.1	45.4	27.5	7.4	85.4
FSA	146.6	—	—	—	146.6
MBIA	—	107.7	33.1	—	140.8
XLCA	—	—	5.9	—	5.9

Total	$151.7	$212.3	$115.7	$7.4	$487.1

(in millions)	Without Guarantee
AAA	$5.1
AA	290.4
A	160.9
Less than A	14.7
Not Rated	16.0

$487.1

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The average credit quality without the guarantees is AA. The Company has no direct investment in any of the monoline insurers at March 31, 2009.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $195.6 million par value of CMBS holdings at March 31, 2009. The amortized cost of these CMBS securities was $194.2 million and the fair value was $167.8 million, representing 4.1% of the Company’s consolidated investment portfolio. Of these CMBS securities, 96.5% ($161.9 million at fair value) were rated AAA and the remaining $5.9 million were rated AA or lower (all above investment grade). These CMBS securities are generally of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; issuances of 2005 and earlier represent 73.5% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 14.2% of these securities have been defeased by replacing the commercial mortgage loans with U.S. treasury securities.

ABS: The Company’s investment portfolio includes $83.4 million par value of non-residential ABS holdings at March 31, 2009. The amortized cost of these ABS securities was $83.6 million and the fair value was $80.7 million, representing 2.0% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland lease revenue, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. Equity price risk is managed through application of the Investment Policy, as approved by the Investment Committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. At March 31, 2009, the fair value of the equity securities portfolio was $218.8 million. No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 1.6% of shareholders’ equity as of March 31, 2009.

As of March 31, 2009, the Company had gross unrealized losses of $95.0 million that were in an unrealized loss position for less than one year and $51.4 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed income portfolio accounted for principally all of the unrealized losses greater than one year, which were due to increased benchmark interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of March 31, 2009 are temporary.

For the three months ended March 31, 2009 and March 31, 2008, the Company recorded other-than-temporary impairments of $14.2 million and $6.7 million, respectively.

The Company has evaluated its equity portfolio to determine what level, if any, the current market conditions may have on its other-than-temporary writedowns for the second quarter of 2009. Assuming the market prices remain constant from March 31, 2009 prices, the Company could incur an other-than-temporary impairment of approximately $22.0 million as of June 30, 2009.

Foreign Currency Risk

The Company has exposure to foreign currency risk in both its insurance contracts and its invested assets. Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, the Company attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Accounts under the insurance policies may settle in currencies including U.S. Dollars, Euros, British Pounds, Canadian Dollars, Swiss Francs, Danish Krone, and Japanese Yen. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For both the three months ended March 31, 2009 and March 31, 2008, the Company recorded realized losses of $0.1 million and realized gains of $0.3 million, respectively, on foreign currency translation.

The Company holds investments that are denominated in foreign currencies. For these foreign denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income. As of March 31, 2009, these investments reported an unrealized depreciation in value of $47.7 million.

Indebtedness

At March 31, 2009, the Company has $435.4 million of indebtedness outstanding of which $286.3 million or 65.8% is subject to variable interest rates at March 31, 2009 and $149.1 million has fixed interest rates. Thus, interest expense on this debt is directly correlated to market interest rates, primarily changes in the three-month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the March 31, 2009 outstanding floating par value of $286.3 million, a 100 basis point change in market interest rates would change annual interest expense by $2.9 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Several class action lawsuits have been filed against PXRE Group Ltd. and certain former officers of PXRE Group Ltd. (now Argo Group) on behalf of a putative class consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. The complaints allege, among other things, that PXRE Group Ltd. and certain of its former officers made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. By order dated March 4, 2009, the District Court dismissed with prejudice the class action lawsuit. The class plaintiffs have filed a notice appealing the District Court’s order to the United States Court of Appeals for the Second Circuit. It is possible that additional lawsuits and administrative or regulatory proceedings arising out of these events and allegations could be brought against Argo Group in the future.

PXRE Group Ltd. and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional investors against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Sections 12(a)(2) of the Securities Act of 1933. In addition, the complaint alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information with respect to shares of the Company’s common stock that were repurchased or surrendered during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2009	4,443	$30.94	—	$144,856,935
February 1 through February 28, 2009	151	30.45	—	144,856,935
March 1 through March 31, 2009	2,531	28.61	—	144,856,935

Total	7,125	$30.10	—	$144,856,935

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended March 31, 2009, the Company received 7,125 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common stock. The Company began repurchasing shares on April 22, 2008, and as of March 31, 2009 had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of Argo Group was held May 5, 2009. The following matters were submitted to the shareholders at the meeting:

1.	Votes were cast in the following manner in connection with the election of three Class II directors to the Argo Group Board of Directors for a term of three years.

	Votes For	Votes Withheld
Mural R. Josephson	26,074,053	805,278
John R. Power, Jr.	26,045,635	833,696
Gary V. Woods	26,045,055	834,276

Not subject to this vote are the Company’s Class I and Class III directors whose terms will expire in 2011 and 2010, respectively. The Class I directors are H. Berry Cash, Bradley E. Cooper and Mark E. Watson III. The Class III directors are F. Sedgwick Browne, Hector De Leon and Frank W. Maresh.

2.	Votes were cast in the following manner in connection with the consideration and approval of the recommendation of the Audit Committee of the Board of Directors that Ernst & Young LLP be appointed as the independent auditors for the fiscal year ending December 31, 2009, and to refer the determination of the independent auditors’ remuneration to the Audit Committee of our Board of Directors.

Votes For	Votes Against	Abstain
26,676,159	189,202	13,967

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends

31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer

31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 11, 2009	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 11, 2009	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer