Form 10-Q
period 2009-06-30
Argo Group International Holdings, Ltd.
filed 2009-08-10
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of August 7, 2009.

Title	Outstanding
Common Shares, par value $1.00 per share	30,875,652

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2009 - $3,051.3; 2008 - $3,145.4)	$3,090.1	$3,150.4
Trading (cost: 2009 - $2.1; 2008 - $2.1)	2.1	2.1
Equity securities, at fair value (cost: 2009 - $207.3; 2008 - $255.9)	243.5	272.3
Other investments (cost: 2009 - $80.1; 2008 - $56.8)	79.7	57.0
Short-term investments, at fair value (cost: 2009 - $675.8; 2008 - $542.0)	661.7	513.6

Total investments	4,077.1	3,995.4

Cash	26.7	5.2
Accrued investment income	31.6	34.2
Premiums receivable	450.0	339.4
Reinsurance recoverables	1,260.8	1,193.8
Goodwill	152.2	151.4
Current income taxes receivable, net	4.1	—
Deferred tax asset, net	45.5	50.0
Deferred acquisition costs, net	202.4	178.2
Ceded unearned premiums	236.5	208.8
Securities receivable	250.7	8.3
Other assets	83.1	110.6
Intangible assets, net of accumulated amortization	99.0	106.2

Total assets	$6,919.7	$6,381.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,165.2	$2,996.6
Unearned premiums	891.7	807.6
Accrued underwriting expenses	112.8	107.9
Ceded reinsurance payable, net	644.2	603.4
Funds held	37.2	45.4
Other indebtedness	66.4	117.3
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	—	2.1
Securities payable	192.0	0.5
Other liabilities	39.6	36.4

Total liabilities	5,460.5	5,028.6

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 30,859,032 and 30,768,878 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	30.9	30.8
Additional paid-in capital	698.4	694.2
Treasury shares (145,999 shares at June 30, 2009 and December 31, 2008)	(5.1)	(5.1)
Retained earnings	710.6	655.2
Accumulated other comprehensive gain (loss), net of taxes	24.4	(22.2)

Total shareholders’ equity	1,459.2	1,352.9

Total liabilities and shareholders’ equity	$6,919.7	$6,381.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Premiums and other revenue:
Earned premiums	$372.2	$261.9	$715.6	$480.6
Net investment income	41.9	36.5	81.2	74.6
Fee income	2.1	2.0	2.3	2.0
Realized investment and other gains (losses), net	(9.2)	(1.2)	(21.0)	0.1

Total revenue	407.0	299.2	778.1	557.3

Expenses:
Losses and loss adjustment expenses	233.1	164.7	436.3	296.3
Underwriting, acquisition and insurance expenses	123.5	95.4	250.8	173.6
Interest expense and other	9.2	9.2	18.3	16.5
Foreign currency exchange loss	12.8	0.3	12.9	—
Impairment of intangible asset	5.9	—	5.9	—

Total expenses	384.5	269.6	724.2	486.4

Income before income taxes	22.5	29.6	53.9	70.9
Provision for income taxes	0.6	6.6	5.0	11.0

Net income	$21.9	$23.0	$48.9	$59.9

Net income per common share:
Basic	$0.71	$0.75	$1.60	$1.95

Diluted	$0.71	$0.75	$1.59	$1.94

Weighted average common shares:
Basic	30,685,081	30,608,752	30,663,646	30,641,004

Diluted	30,794,685	30,771,618	30,770,956	30,800,260

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Realized investment and other gains (losses) before other-than-temporary impairment losses	$(1.5)	$1.1	$0.8	$9.0
Other-than-temporary impairment losses
Total other-than-temporary impairment losses	(7.7)	(2.3)	(21.8)	(8.9)
Non-credit portion of loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	(7.7)	(2.3)	(21.8)	(8.9)

Realized investment and other gains (losses), net	$(9.2)	$(1.2)	$(21.0)	$0.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$21.9	$23.0	$48.9	$59.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	52.4	(58.8)	46.3	(61.3)
Reclassification adjustment for losses included in net income	9.2	1.2	21.0	2.3

Other comprehensive income (loss) before tax	61.6	(57.6)	67.3	(59.0)
Income tax provision (benefit) related to other comprehensive income (loss)	10.5	(16.4)	14.2	(17.9)

Other comprehensive income (loss), net of tax	51.1	(41.2)	53.1	(41.1)

Comprehensive income (loss)	$73.0	$(18.2)	$102.0	$18.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$48.9	$59.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	5.2	6.4
Share-based payments expense	3.8	3.7
Excess tax expense from share-based payments arrangements	0.4	0.2
Deferred income tax benefit, net	(11.9)	(1.8)
Realized losses on investments	21.0	2.3
Impairment of intangible asset	5.9	—
Change in:
Accrued investment income	2.6	(1.4)
Receivables	(177.6)	(102.0)
Deferred acquisition costs	(24.2)	(13.0)
Ceded unearned premiums	(27.7)	(23.4)
Reserves for losses and loss adjustment expenses	168.6	26.5
Unearned premiums	84.1	69.4
Ceded reinsurance payable and funds held	35.8	(1.9)
Income taxes payable	(17.8)	(14.3)
Accrued underwriting expenses	4.2	1.9
Sales and maturities of trading investments	—	9.1
Purchases of trading investments	—	(11.8)
Other assets and liabilities, net	48.6	(52.0)

Cash provided (used) by operating activities	169.9	(42.2)

Cash flows from investing activities:
Sales of fixed maturity investments	430.7	128.3
Maturities and mandatory calls of fixed maturity investments	234.3	136.8
Sales of equity securities	49.2	20.5
Sales of other investments	0.1	4.5
Purchases of fixed maturity investments	(601.3)	(280.8)
Purchases of equity securities	(14.1)	(48.0)
Purchases of other investments	(1.3)	(10.1)
Change in short-term investments	(138.3)	350.6
Change in securities receivable and payable, net	(50.9)	1.2
Purchases of fixed assets	(5.5)	(4.4)
Acquisitions, net of cash acquired	—	(256.3)
Sale of investment in subsidiary - continuing operations	—	57.7
Other, net	(0.7)	—

Cash (used) provided by investing activities	(97.8)	100.0

Cash flows from financing activities:
Activity under revolving credit facility, net	(50.9)	(48.0)
Activity under stock incentive plans	0.7	0.9
Repurchase of Company’s common shares	—	(5.1)
Excess tax expense from share-based payment arrangements	(0.4)	(0.2)

Cash used by financing activities	(50.6)	(52.4)

Change in cash	21.5	5.4
Cash, beginning of period	5.2	13.7

Cash, end of period	$26.7	$19.1

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

The interim financial information as of June 30, 2009 and 2008 and for the three and six months ended June 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of June 30, 2009.

The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.	Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of FSP FAS 132(R)-1 are to provide users of the financial statements with an understanding of: how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 as defined in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)) on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of FSP FAS 132(R)-1 is permitted. The Company has chosen not to early adopt FSP FAS 132(R)-1. The Company does not anticipate that the adoption of FSP FAS 132(R)-1 will have a material effect on the Company’s financial position or results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amended SFAS No. 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate. In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of FSP FAS 157-4, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 157-4 did not have a material effect on the Company’s financial position or results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 was effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amended the other-than-temporary impairment guidance in GAAP for fixed maturity securities to make the guidance more operational. FSP FAS 115-2 and FAS 124-2 also improved the presentation and disclosure of other-than-temporary impairments on fixed maturity and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This Statement was applicable to existing and new investments held by an entity as of the beginning of the interim period in which it was adopted. For fixed maturity securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it is not more likely than not the entity will be required to sell the security before recovery of its amortized cost basis, the entity recognized the cumulative effect of initial adoption as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The cumulative-effect adjustment includes the related tax effects. The discount rate used to calculate the present value of the cash flows expected to be collected is the rate in effect before recognizing any other-than-temporary impairments and not a rate that has been adjusted to reflect those impairments. The amortized cost basis of a security with previously recognized other-than-temporary impairment will be adjusted by the amount of the cumulative-effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted in accordance with existing guidance as interest income. In the period of adoption, disclosures under SFAS No. 154, “Accounting Changes and Error Correction,” are required for changes in accounting principles. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. See Note 4, “Investments” for the related disclosure.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 was effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amended APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 did not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. See Note 14, “Disclosures about Fair Value of Financial Instruments” for the related disclosure.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. Financial statements available to be issued, as defined in SFAS No. 165, is when financial statements are complete in a form and format that comply with GAAP and all approvals necessary for issuance have been obtained. An entity that has a current expectation of widely distributing its financial statements to its shareholders and other financial statement users shall evaluate subsequent events through the date that the financial statements are issued. SFAS No. 165 establishes the following: the period after the balance sheet during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements; and the required disclosures about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. See Note 15, “Subsequent Events” for the related disclosure.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity (Interpretation 46(R) only required reconsideration when specific events occurred). The Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. Application of the Statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Finally, SFAS No. 167 requires additional disclosures to provide more transparent information about involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is prohibited. The Company is currently evaluating SFAS No. 167 to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“SFAS No. 168”). The objective of SFAS No. 168 (which is also discussed in Accounting Standards Update No. 2009-01) is to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Following this Statement, the FASB will not issue new standards in the form of SFAS, FSP, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards

Updates. Accounting Standards Updates issued after the effective date of SFAS No. 168 will not be considered authoritative in their own right. Instead, the Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the adoption of SFAS No. 168 will have a material effect on the Company’s financial position or results of operations and financial condition.

In June 2009, the SEC issued SAB No. 112, which amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series. The series was updated in order to bring the existing guidance into conformity with recent pronouncements by the FASB SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Company does not expect SAB No. 112 will have a material effect on the Company’s financial position or results of operations and financial condition.

3.	Acquisition

Acquisition of Argo Underwriting Agency Limited, formerly known as Heritage Underwriting Agency plc

On April 2, 2008, Argo Group announced an offer to acquire Heritage Underwriting Agency plc (“Heritage”). On May 14, 2008, all conditions of the acquisition were satisfied or waived. Heritage was renamed Argo Underwriting Agency Limited (“Argo International”) during the second quarter of 2009. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of May 31, 2008. The functional currency of Argo International is the U.S. Dollar. The purchase price totaled approximately $277.4 million, including transaction costs of approximately $7.3 million.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Argo Group and Argo International, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of the period presented. These results have been prepared by adjusting the historical results of Argo Group for the period shown to include the historical results of Argo International and the impact of purchase price allocations.

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated or of future results of the Company:

(in millions, except per share data)	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
	(unaudited)	(unaudited)
Revenue	$350.1	$696.0
Net income	$26.3	$67.6
Net income per common share
Basic	$0.86	$2.21
Diluted	$0.85	$2.19

Intangible Assets

During the three and six months ended June 30, 2009, amortization expense was $1.0 million and $1.3 million, respectively. For both the three and six months ended June 30, 2008, amortization expense was $0.3 million. In June 2009, the Company deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyd’s of London (“Lloyds”) market undertaken by the Company and the subsequent renaming of Heritage to Argo International. The value of the trade name and accumulated amortization at the time of the impairment was $6.4 million and $0.5 million, respectively. At June 30, 2009 and December 31, 2008, accumulated amortization for all of the Company’s intangible assets was $4.5 million and $3.7 million, respectively.

4.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

(in millions)

		Gross	Gross
June 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities
U.S. Treasury securities	$270.1	$2.7	$0.6	$272.2
U.S. Government agencies (1)	316.0	11.0	0.1	326.9
Obligations of states and political subdivisions	689.7	25.2	2.4	712.5
Corporate securities	508.8	13.3	5.1	517.0
Structured securities:
CMO/MBS-agency	769.2	24.0	1.2	792.0
CMO/MBS-non agency	61.7	—	10.7	51.0
CMBS	195.3	0.6	16.1	179.8
ABS-residential	20.2	0.7	3.2	17.7
ABS-non residential	79.1	1.6	2.3	78.4
Foreign	143.3	1.6	0.2	144.7

Total fixed maturities	3,053.4	80.7	41.9	3,092.2

Equity securities	207.3	50.8	14.6	243.5
Other investments	80.1	—	0.4	79.7
Short-term investments	675.8	—	14.1	661.7

Total investments	$4,016.6	$131.5	$71.0	$4,077.1

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $78.0 million amortized cost, $78.9 million fair value.

(in millions)

		Gross	Gross
December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities
U.S. Treasury securities	$233.7	$9.0	$—	$242.7
U.S. Government agencies (1)	265.2	13.6	—	278.8
Obligations of states and political subdivisions	780.7	19.5	4.0	796.2
Corporate securities	565.7	3.5	22.9	546.3
Structured securities:
CMO/MBS-agency	800.8	34.6	0.1	835.3
CMO/MBS-non agency	73.2	—	12.8	60.4
CMBS	188.0	—	24.9	163.1
ABS-residential	22.8	0.5	1.0	22.3
ABS-non residential	85.5	—	6.2	79.3
Foreign	131.9	3.2	7.0	128.1

Total fixed maturities	3,147.5	83.9	78.9	3,152.5

Equity securities	255.9	50.5	34.1	272.3
Other investments	56.8	0.2	—	57.0
Short-term investments	542.0	—	28.4	513.6

Total investments	$4,002.2	$134.6	$141.4	$3,995.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $31.2 million amortized cost, $32.0 million fair value.

The amortized cost and fair values of fixed maturity investments as of June 30, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$265.8	$266.9
Due after one year through five years	1,071.6	1,104.1
Due after five years through ten years	343.3	355.9
Thereafter	247.2	246.4
Structured securities	1,125.5	1,118.9

Total	$3,053.4	$3,092.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without penalties.

The following table presents the Company’s gross realized investment and other gains (losses) for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Realized gains
Fixed maturities	$15.1	$0.8	$19.7	$0.9
Equity securities	0.4	0.7	1.0	7.6
Other investments	1.2	0.1	2.0	0.2
Short term investments	—	—	—	3.4

Gross realized gains	16.7	1.6	22.7	12.1
Realized losses
Fixed maturities	(17.7)	(0.1)	(19.0)	(0.9)
Equity securities	—	—	(0.9)	(1.2)
Other investments	(0.5)	(0.4)	(2.0)	(0.6)
Short term investments	—	—	—	(0.4)
Other than temporary impairments	(7.7)	(2.3)	(21.8)	(8.9)

Gross realized losses	(25.9)	(2.8)	(43.7)	(12.0)

Net realized investment and other gains (losses)	$(9.2)	$(1.2)	$(21.0)	$0.1

The cost of securities sold is based on the specific identification method.

At June 30, 2009, the fair value of investments on deposit with various U.S. insurance regulatory agencies was $284.6 million.

Investments with an amortized cost of $124.4 million and fair value of $127.9 million were pledged as collateral. The majority of these investments, $89.5 million amortized cost and $92.1 million fair value, were pledged in support of irrevocable letters of credit in the amount of $69.3 million. These irrevocable letters of credit are issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Included in short-term investments are investments with a fair value of $180.0, million which are held on deposit at Lloyds at June 30, 2009.

An aging of the Company’s investments in fixed maturities, equity securities, other investments and short-term investments in an unrealized loss position at June 30, 2009 and December 31, 2008 is presented below:

June 30, 2009

	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities	$61.2	$0.3	$144.1	$0.3	$205.3	$0.6
U.S. Government agencies	41.2	0.1	12.0	—	53.2	0.1
Obligations of states and political subdivisions	48.5	0.4	27.8	2.0	76.3	2.4
Corporate securities	55.8	0.2	117.8	4.9	173.6	5.1
Structured securities:
CMO/MBS-agency	213.5	1.0	1.4	0.2	214.9	1.2
CMO/MBS-non agency	1.0	—	46.3	10.7	47.3	10.7
CMBS	17.6	0.8	105.8	15.3	123.4	16.1
ABS-residential	4.4	0.6	6.7	2.6	11.1	3.2
ABS-non residential	2.4	—	8.5	2.3	10.9	2.3
Foreign	98.2	0.1	26.9	0.1	125.1	0.2

Total fixed maturities	543.8	3.5	497.3	38.4	1,041.1	41.9

Equity securities	80.8	11.5	16.1	3.1	96.9	14.6
Other investments	8.3	0.4	—	—	8.3	0.4
Short-term investments	—	14.1	—	—	—	14.1

Total	$632.9	$29.5	$513.4	$41.5	$1,146.3	$71.0

December 31, 2008

	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities	$20.9	$—	$—	$—	$20.9	$—
U.S. Government agencies	1.4	—	—	—	1.4	—
Obligations of states and political subdivisions	136.8	3.6	9.4	0.4	146.2	4.0
Corporate securities	223.0	10.1	161.7	12.8	384.7	22.9
Structured securities:
CMO/MBS-agency	8.5	—	16.4	0.1	24.9	0.1
CMO/MBS-non agency	31.8	4.1	28.2	8.7	60.0	12.8
CMBS	122.5	17.6	42.3	7.3	164.8	24.9
ABS-residential	0.2	—	9.0	1.0	9.2	1.0
ABS-non residential	72.5	3.9	5.3	2.3	77.8	6.2
Foreign	4.0	6.8	4.0	0.2	8.0	7.0

Total fixed maturities	621.6	46.1	276.3	32.8	897.9	78.9

Equity securities	121.9	32.5	2.2	1.6	124.1	34.1
Short-term investments	—	28.4	—	—	—	28.4

Total	$743.5	$107.0	$278.5	$34.4	$1,022.0	$141.4

The Company holds a total of 3,261 securities, of which 505 were in an unrealized loss position for less than one year and 262 were in an unrealized loss position for a period one year or greater as of June 30, 2009.

For investments in equity securities, none of the unrealized losses have been in an unrealized loss position of 20% or more for more than one year. The Company recognized $7.4 million and $15.8 million of other-than-temporary losses during the three and six month period ended June 30, 2009, respectively, on its equity securities portfolio primarily due to the effects of the equities market during the past year.

For investments in obligations of states and political subdivisions and foreign securities with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing credit spreads and higher market yields on many fixed income securities. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

The Company’s unrealized losses greater than 12 months in investments in United States Treasury securities or direct obligations of United States Government agencies was $0.3 million at June 30, 2009. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses on the Company’s equity securities portfolio was primarily due to higher market yields relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

The Company’s portfolio of structured securities consists of investments in securities issued and/or guaranteed by agencies of the United States Government, as well as those issued by corporations. The unrealized losses on these securities were primarily caused by higher market yields, macroeconomic conditions affecting changes in market liquidity and increases in credit spreads. As the decline in fair value is attributable to changes in interest rates and market liquidity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The Company recognized $0.3 million and $6.0 million of other-than-temporary losses during the three and six month period ended June 30, 2009, respectively, on its fixed maturities portfolio.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for determining other-than-temporary declines in fair value for debt securities involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and whether the Company has the intent to sell the debt security or may be required to sell the debt security before its anticipated recovery. For equity securities, the length of time in which there has been a significant decline in value and the significance of the decline in value are the primary factors in determining if an unrealized loss on a security is other-than-temporary. If consideration of the factors above result in a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. For securities in an unrealized loss position at June 30, 2009, management has evaluated the aforementioned factors. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities, as shown above, at June 30, 2009, are temporary.

Pursuant to FSP FAS 115-2 and FAS 124-2, the Company evaluated debt securities held at the beginning of the interim period of adoption (April 1, 2009) for which an other-than-temporary impairment was previously recognized in earnings. For securities that the Company did not intend to sell, the Company projected the cash flows expected to be received from the security and compared the present value of those cash flows with the amortized cost basis to determine if an impairment was required. Assumptions used in projecting these cash flows included prepayment assumptions, expected default rates and loss severities, and the current condition of any guarantors. Based on this analysis, the Company has determined the other-than-temporary impairment charged to those debt securities which is non-credit related to be $9.7 million on a pre-tax basis. The Company has reclassified the other-than-temporary impairment from retained earnings of $9.7 million, pre-tax and $6.5 million after taxes to other comprehensive income as the cumulative effect-adjustment of the adoption of this FSP.

The Company’s other-than-temporary impairment of debt securities of $0.3 million for the 3 month period ended June 30, 2009 consists entirely of securities that the Company intends to sell and is reported as a realized loss in the Statements of Income.

5.	Net Income Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2009	2008	2009	2008
Net income	$21.9	$23.0	$48.9	$59.9
Weighted average common shares-basic	30,685,081	30,608,752	30,663,646	30,641,004
Effect of dilutive securities:
Equity compensation awards	109,604	162,866	107,310	159,256

Weighted average common shares-diluted	30,794,685	30,771,618	30,770,956	30,800,260

Net income per common share-basic	$0.71	$0.75	$1.60	$1.95

Net income per common share-diluted	$0.71	$0.75	$1.59	$1.94

Excluded from the weighted average common shares outstanding calculation are 145,999 shares, which are currently held as treasury shares. For the three and six months June 30, 2009, options to purchase 1,120,141 shares of common stock were excluded from the computation of diluted earnings per common share due to being anti-dilutive. These instruments expire at varying times from 2010 through 2016. For the three and six months ended June 30, 2008, options to purchase 646,789 shares of common stock were excluded from the computation of diluted earnings per common share due to being anti-dilutive. These instruments expire at varying times from 2009 through 2016.

6.	Commitments and Contingencies

Between May 3, 2006 and June 16, 2006, several class action lawsuits were filed against PXRE Group Ltd. (now Argo Group) and certain former officers of PXRE Group Ltd. (“PXRE”) on behalf of a putative class of plaintiffs consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. On March 30, 2007, these lawsuits were consolidated into one proceeding before the United States District Court for the Southern District of New York and are now the subject of an Amended Class Action Complaint filed on June 15, 2007 (the “Amended Complaint”). The Amended Complaint alleges that during the purported class period PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business and that certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. The Amended Complaint alleges that the above acts and omissions caused investors to purchase PXRE’s securities at artificially inflated prices during the purported class period and seeks an unspecified amount of damages, as well as attorneys’ fees and costs. Pursuant to an order dated March 4, 2009, the District Court dismissed with prejudice the Amended Complaint. The class plaintiffs have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit.

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

The Company does not consider itself to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, does not expect to be subject to direct United States or United Kingdom income taxation.

The Company has subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. One of the United Kingdom subsidiaries is deemed to be engaged in business in the United States and is therefore subject to United States corporate tax. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

The United States subsidiaries of the Company file a consolidated United States federal income tax return. The Company also has operations in Belgium and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Current tax provision	$8.6	$4.3	$16.9	$12.6
Deferred tax benefit related to:
Future tax deductions	(7.7)	2.5	(11.4)	1.8
Valuation allowance change	(0.3)	(0.2)	(0.5)	(3.4)

Income tax provision	$0.6	$6.6	$5.0	$11.0

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Income tax provision at expected rate	$9.5	$8.9	$15.8	$23.1
Tax effect of:
Tax-exempt interest	(2.0)	(2.0)	(3.9)	(3.8)
Dividends received deduction	(0.4)	(0.6)	(0.8)	(0.9)
Valuation allowance change	(0.3)	(0.2)	(0.5)	(3.4)
Reduction of tax liability accounts	—	—	—	(2.6)
Reduction of tax reserve	—	—	—	(0.7)
Adjustment for annualized rate	(0.9)	0.5	(0.3)	(0.7)
Other permanent adjustments, net	0.2	—	0.2	—
Disallowed interest expense	0.5	—	0.5	—
Foreign exchange adjustment on translation	(2.3)	—	(2.3)	—
State tax expense	(3.7)	—	(3.7)	—

Income tax provision	$0.6	$6.6	$5.0	$11.0

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years. At June 30, 2009, the Company had a total net deferred tax asset of $92.0 million prior to any valuation allowance. Management has concluded that a full valuation allowance is required for the entire net capital loss carryforward of $32.1 million generated from the sale of PXRE Reinsurance Company, and a partial valuation allowance is required for the net operating loss carryforward from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $46.5 million is required.

The net operating loss available to utilize per year is $2.8 million as required by Internal Revenue Code Section 382. The net deferred tax asset is $45.5 million at June 30, 2009. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. During the period ended June 30, 2009, there was a reduction of the valuation allowance by $0.3 million. Prior to December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable taxable income to utilize the net operating loss carryforward.

As of June 30, 2009, the Company has a regular federal tax net operating loss carryforward of $49.5 million of which $0.1 million of the total net operating loss carryforward relates to the acquisition of the Front Royal Companies. The Front Royal carryforward will expire if it is not utilized by December 31, 2009. The remaining $49.4 million net operating loss carryforward is attributable to PXRE Corporation. The PXRE loss carryforward will expire if not utilized by December 31, 2026. The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and projected future income.

The Company had no unrecognized tax benefits upon adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and has no unrecognized tax benefits as of June 30, 2009. Tax years ended December 31, 2005 through December 31, 2008 are open for examination by the IRS.

8.	Share-Based Payments

The Company accounts for its equity compensation plans under the requirements of SFAS No. 123(R) “Share-based Payment,” which was adopted January 1, 2006. Under the terms of SFAS No. 123(R), the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company has not made regular dividend payments on its common shares since November 2005. The following table summarizes the assumptions used by the Company for the six months ended June 30, 2009 and 2008, respectively:

	2009	2008
Risk-free rate of return	0.53% to 2.82%	2.61% to 3.67%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	1.00 to 4.81	4.81 to 7.00
Expected volatility	29.9% to 50.8%	26.2% to 35.0%

Argo Group’s 2007 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of the Company’s common stock that may be issued to certain executives and other key employees. The share awards may be in the form of share options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased on the open market. Share options and share appreciation rights will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards will count as 2.75 shares for purpose of the limits under the 2007 Plan.

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

A summary of option activity under the 2007 Plan as of June 30, 2009, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	561,786	$36.18
Granted	10,000	$26.43
Exercised	—	—
Expired or forfeited	(46,512)	$35.23

Outstanding at June 30, 2009	525,274	$36.44

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for share options was $1.0 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. Compensation expense from all share-based payment awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. Unamortized expense for these options was $4.1 million as of June 30, 2009.

A summary of restricted share units activity under the 2007 Plan as of June 30, 2009, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	146,358	$37.95
Granted	22,142	$31.18
Vested and issued	(33,492)	$37.31
Expired or forfeited	(15,872)	$38.09

Outstanding at June 30, 2009	119,136	$36.85

The restricted share units will vest over three to five years. Expense recognized under this plan for the restricted share units was $0.5 million for the six months ended June 30, 2009, compared to $0.4 million for the same period in 2008. As of June 30, 2009, there was $4.0 million of total unrecognized compensation cost related to restricted share units granted by the Company.

At June 30, 2009, the Company had issued and outstanding 83,455 stock-settled SARs, with a weighted average exercise price of $28.37 per share. The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of the Company’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was not material for the six months ended June 30, 2009. As of June 30, 2009, there was $0.7 million of total unrecognized compensation cost related to stock-settled SARs granted by the Company.

As of June 30, 2009, the Company had 474,342 cash-settled SARs issued and outstanding, with a weighted average exercise price of $28.14 per share. The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of the Company’s common stock over the exercise price. In accordance with the requirements of SFAS 123(R), the Company is accounting for the cash-settled SARs as liability awards. Expense recognized for the cash-settled SARs totaled $0.6 million for the six months ended June 30, 2009. As of June 30, 2009, there was $3.0 million of total unrecognized compensation cost related to cash-settled SARs granted by the Company.

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense of $0.1 million was recognized under this plan for the six months ended June 30, 2009.

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.4 million for the six months ended June 30, 2009.

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

A summary of option activity under the Amended Plan as of June 30, 2009, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	886,749	$34.56
Granted	—	—
Exercised	(19,453)	$27.55
Expired or forfeited	(74,408)	$39.49

Outstanding at June 30, 2009	792,888	$34.27

The compensation expense recorded for options outstanding was $0.6 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, the Company received cash payments of $0.3 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of June 30, 2009, there was unamortized expense related to these options of $1.2 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the six months ended June 30, 2009 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	89,864	$48.90
Granted	—	—
Vested and issued	(33,118)	$52.40
Expired or forfeited	(7,162)	$47.19

Outstanding at June 30, 2009	49,584	$46.81

The compensation expense recorded for non-vested stock awards outstanding was $0.9 million and $1.4 million for the six months ended June 30, 2009 and, 2008, respectively. As of June 30, 2009, there was unamortized expense related to the non-vested stock awards of $1.6 million.

As of June 30, 2009, a total of 4,751 restricted stock grants were outstanding under the PXRE Group Ltd. Incentive Bonus Compensation Plans. The restricted stock grants have a grant date fair value of $49.00 per share. The restricted stock grants vest in equal annual installments over four years. Compensation expense for the six months ended June 30, 2009 was $0.1 million. As of June 30, 2009, there was unamortized expense related to these restricted stock awards of $0.2 million.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $285.7 million and $62.8 million as of June 30, 2009 and 2008, respectively:

	For the Six Months Ended June 30,
(in millions)	2009	2008
Net beginning of the year	$2,115.6	$1,863.3
Add:
Net reserves held for sale (1)	—	104.3
Net reserves from acquired companies	—	206.7
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	422.4	312.2
Prior accident years	13.9	(15.9)

Losses and LAE incurred during calendar year, net of reinsurance	436.3	296.3
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	67.2	53.8
Prior accident years	319.6	237.9

Losses and LAE payments made during current calendar year, net of reinsurance:	386.8	291.7
Additional participation interest	18.2	—
Foreign exchange adjustments	6.8	0.5

Net reserves - end of period	2,190.1	2,179.4
Deduct:
Net reserves sold on disposition of subsidiary (2)	—	99.5

Net reserves - end of period, excluding disposition of subsidiary	2,190.1	2,079.9
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	975.1	818.9

Gross reserves - end of period	$3,165.2	$2,898.8

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year attributable to PXRE Reinsurance Company.

(2)	Amount was classified as held for sale at December 31, 2007.

Included in losses and LAE for the six months ended June 30, 2009 was $13.9 million of unfavorable loss reserve development comprised of the following: (1) $8.3 million of favorable development in the Excess and Surplus Lines segment primarily driven by $5.3 million related to casualty lines of business written in 2006 and prior and the remainder was attributable to property lines of business written mostly in 2007, (2) $2.6 million of net unfavorable development in the Commercial Specialty segment driven by unfavorable development of $5.1 million primarily in auto and professional liability lines, partially offset by $2.5 million favorable development primarily in workers compensation lines, (3) $4.4 million of favorable development in the Reinsurance segment comprised of $1.7 million of favorable development attributable to Hurricane Ike and $2.7 million attributable to non-catastrophe losses; (4) $22.2 million unfavorable development in International Specialty lines attributable to property lines written primarily in 2008 and (5) $1.8 million of net unfavorable development in the Run-off Lines segment primarily driven by $6.1 million of reserve strengthening in asbestos and environmental lines, $4.1 million favorable development on legacy PXRE claims, $1.7 million of favorable development related to 2005 Hurricanes, and $1.5 million of unfavorable development in workers compensation lines.

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

Revenues and income (loss) before income taxes for each segment for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Revenue:
Earned premiums
Excess and Surplus Lines	$133.1	$132.6	$265.5	$261.1
Commercial Specialty	91.5	86.3	184.0	168.4
Reinsurance	22.0	16.1	40.5	28.5
International Specialty	125.2	31.3	225.2	31.3
Run-off Lines	0.4	(4.4)	0.4	(8.7)

Total earned premiums	372.2	261.9	715.6	480.6
Net investment income
Excess and Surplus Lines	16.8	15.2	34.5	30.8
Commercial Specialty	7.6	7.3	15.8	14.6
Reinsurance	2.0	2.0	4.1	4.1
International Specialty	3.6	1.6	6.9	1.6
Run-off Lines	6.3	7.8	13.1	17.7
Corporate and Other	5.6	2.6	6.8	5.8

Total net investment income	41.9	36.5	81.2	74.6
Fee income	2.1	2.0	2.3	2.0
Realized investment and other gains (losses), net	(9.2)	(1.2)	(21.0)	0.1

Total revenue	$407.0	$299.2	$778.1	$557.3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Income (loss) before income taxes
Excess and Surplus Lines	$25.2	$20.4	$49.2	$47.3
Commercial Specialty	6.7	4.4	22.4	17.5
Reinsurance	10.0	9.0	20.1	14.4
International Specialty	3.2	5.7	7.4	5.7
Run-off Lines	6.3	4.7	4.6	7.7

Total segment income before taxes	51.4	44.2	103.7	92.6
Corporate and Other	(13.0)	(6.6)	(15.1)	(7.8)
Interest expense	(6.7)	(6.8)	(13.7)	(14.0)
Realized investment and other gains (losses), net	(9.2)	(1.2)	(21.0)	0.1

Total income before income taxes	$22.5	$29.6	$53.9	$70.9

Identifiable assets for each segment as of June 30, 2009 and December 31, 2008 were as follows:

(in millions)	June 30, 2009	December 31, 2008
Excess and Surplus Lines	$2,602.2	$2,286.4
Commercial Specialty	1,134.9	1,197.9
Reinsurance	383.4	299.8
International Specialty	1,835.8	1,614.7
Run-off Lines	872.6	970.4
Corporate and Other	90.8	12.3

Total	$6,919.7	$6,381.5

Included in the International Specialty segment are $807.1 million in assets associated with trade capital providers, which are third party corporate participants for the Company’s Lloyds operation.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Commissions	$87.4	$55.2	$160.7	$91.5
General expenses	49.9	45.2	96.3	84.0
Premium taxes, boards and bureaus	7.6	5.0	14.6	11.2

	144.9	105.4	271.6	186.7
Net deferral of policy acquisition costs	(21.4)	(10.0)	(20.8)	(13.1)

Total underwriting, acquisition and insurance expenses	$123.5	$95.4	$250.8	$173.6

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2009 include $38.5 million and $78.0 million, respectively, of expenses attributable to Argo International. Underwriting, acquisition and insurance expenses for both the three months and six months ended June 30, 2008 includes $11.0 million, which is one month of activity attributable to Argo International.

12.	Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $27.4 million and $26.2 million during the six months ended June 30, 2009 and 2008, respectively.

Income taxes recovered. The Company recovered $5.7 million of income taxes during the six months ended June 30, 2009. In June 2009, the Company received a $10.1 million refund attributable to a favorable decision rendered by the California State Board of Equalization related to franchise tax payments paid by Argo Group US, Inc. for tax years 1994 through 1999. Of this refund, $5.6 million was a recovery of taxes and $4.5 million was earned interest. This earned interest has been reflected in “Net investment income” in the Consolidated Statements of Income for the three and six months ended June 30, 2009.

Interest paid. The Company paid interest on the junior subordinated debentures of $11.0 million and $12.9 million during the six months ended June 30, 2009 and 2008, respectively. The Company paid interest on its other indebtedness of $2.9 million and $1.5 million during the six months ended June 30, 2009 and 2008, respectively.

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

The Company receives fair value prices from an independent pricing service and its third-party investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with SFAS No. 157. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of June 30, 2009. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

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

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at June 30, 2009, have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2009	Level 1	Level 2	Level 3
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$272.2	$272.2	$—	$—
U.S. Government agencies	326.9	—	326.9	—
Obligations of states and political subdivisions	712.5	—	712.5	—
Corporate securities	517.0	—	516.3	0.7
Structured securities	1,118.9	—	1,118.9	—
Foreign	142.6	—	142.6	—
Fixed maturities (Trading):
Foreign	2.1	—	2.1	—
Equity securities	243.5	237.1	—	6.4
Other investments	54.1	—	54.1	—
Short-term investments	661.7	661.6	0.1	—

	$4,051.5	$1,170.9	$2,873.5	$7.1

The fair value measurements in the table above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting that are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2009 is as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Fixed Maturities	Equity Securities	Total
Beginning balance, January 1, 2009	$1.4	$6.2	$7.6
Total gains or losses (realized/unrealized):
Included in net income	(0.2)	—	(0.2)
Included in other comprehensive income	(0.5)	0.2	(0.3)
Purchases, issuances and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance, June 30, 2009	$0.7	$6.4	$7.1

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$—	$—

At June 30, 2009, the Company did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

14.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 13, “Fair Value Measurements” for additional information.

Premiums receivable and reinsurance recoverables. The carrying value of current receivables approximates fair value. At June 30, 2009 and December 31, 2008, the carrying values of premiums receivable over 90 days were $82.1 million and $11.0 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, are amounts that are due from third party trade reinsurers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At June 30, 2009 and December, 31 2008, the payable was in excess of the receivable. Of the Company’s paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International, at June 30, 2009 and December 31, 2008, the carrying values over 90 days were $22.1 million and $22.5 million, respectively. The Company’s methodology for establishing its allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At June 30, 2009, and December 31, 2008 the allowance for doubtful accounts for premiums receivable were $5.8 million and $6.6 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables were $5.7 million and $9.8 million, respectively. Further, as of June 30, 2009 and December 31, 2008, premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.6 million, respectively, and reinsurance recoverables over 90 days were secured by collateral in the amount of $1.0 million for both periods. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Revolving credit facility. The Company’s outstanding balance under its revolving credit facility at June 30, 2009 and December 31, 2008 was $0 and $50.0 million, respectively. The carrying amount of the borrowing approximates fair value. The interest rate on the revolving credit facility is reset approximately every thirty days. Accrued interest becomes due and payable at each reset date.

Long-term debt. At June 30, 2009 and December 31, 2008, the fair value of the Company’s Junior Subordinated Debentures was estimated using quoted prices based on current market conditions.

Floating rate loan stock. At June 30, 2009 and December 31, 2008, the fair value of Argo International’s floating rate loan stock was estimated using quoted prices based on current market conditions.

A summary of the Company’s financial instruments whose carrying value did not equal fair value at June 30, 2009 and December 31, 2008 is shown below:

	June 30, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.4	$154.2	$311.4	$217.9
Floating rate loan stock	66.4	26.2	67.3	47.7

	$377.8	$180.4	$378.7	$265.6

15.	Subsequent Events

Through the date of the issuance of the Company’s financial statements, August 10, 2009, no events or transactions have occurred requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008, and also a discussion of the Company’s financial condition as of June 30, 2009. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, the capital markets and their effect on investment income and the fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$572.0	$397.6	$1,068.1	$744.2

Earned premiums	$372.2	$261.9	$715.6	$480.6
Net investment income	41.9	36.5	81.2	74.6
Fee income	2.1	2.0	2.3	2.0
Realized investment and other gains (losses), net	(9.2)	(1.2)	(21.0)	0.1

Total revenue	$407.0	$299.2	$778.1	$557.3

Income before income taxes	22.5	29.6	53.9	70.9
Provision for income taxes	0.6	6.6	5.0	11.0

Net income	$21.9	$23.0	$48.9	$59.9

Loss ratio	62.6%	62.9%	61.0%	61.6%
Expense ratio	33.2%	36.4%	35.0%	36.1%

Combined ratio	95.8%	99.3%	96.0%	97.7%

The increase in consolidated gross written and earned premiums for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily attributable to the operations of Argo Re and Argo International (acquired effective May 31, 2008), in addition to premium growth in the public entity products written in the Commercial Specialty segment. Earned premiums resulting from Argo International were $125.2 million and

$225.2 million for the three and six months ended June 30, 2009, respectively, compared to $31.3 million for the 30 days ended June 30, 2008. Earned premiums resulting from Argo Re were $19.0 million and $34.4 million for the three and six months ended June 30, 2009, respectively, compared to $11.2 million and $18.7 million for the same periods in 2008. Earned premiums within the Commercial Specialty segment increased to $91.5 million and $184.0 million for the three and six months ended June 30, 2009, respectively, compared to $86.3 million and $168.4 million for the same periods in 2008. Most of the Company’s product lines have experienced increased competition and/or reduced rates during 2009, with the exception of Argo Re where property catastrophe pricing has increased relative to 2008.

Consolidated net investment income increased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 due to higher invested asset balances resulting from positive cash flows from operations. Additionally, included in consolidated net investment income for the three and six months ended June 30, 2009 was $4.5 million in interest received from the state of California related to a tax settlement. Total invested assets at June 30, 2009 and 2008 were $3,833.7 million and $3,706.4 million, respectively; net of $243.4 million and $225.8 million of invested assets attributable to Argo International’s trade capital providers.

Consolidated fee income represents commissions and other fees earned by the Company for the non-risk bearing activities. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income and profit commission from managing third party capital for certain syndicates at Lloyds. Consolidated fee income was $2.1 million and $2.3 million for the three and six months ended June 30, 2009, compared to $2.0 million for each of the same periods ended 2008.

Consolidated realized investment and other losses, net, for the three months ended June 30, 2009 were $9.2 million compared to $1.2 million for the same period ended 2008. Consolidated realized investment and other losses, net, for the six months ended June 30, 2009 was $21.0 million compared to a realized gain of $0.1 million for the same period ended 2008. Included in realized investment losses for the three and six months ended June 30, 2009 were $7.7 million and $21.8 million, respectively, of realized loss due to the recognition of other-than-temporary impairments, compared to $2.3 million and $8.9 million for the same periods ended 2008. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to its fair value. Included in consolidated realized gains for the six months ended June 30, 2008 was a realized gain on the sale of PXRE Reinsurance Company of $2.3 million, primarily attributable to the increase in the value of the fixed maturity portfolio, coupled with realized gains from the sale of primarily equity securities totaling $5.7 million, both which occurred in the first quarter of 2008.

Consolidated losses and loss adjustment expenses were $233.1 million and $436.3 million for the three and six months ended June 30, 2009, respectively, compared to $164.7 million and $296.3 million for the same period ended 2008. The consolidated loss ratio for the three and six months ended June 30, 2009 were 62.6% and 61.0%, respectively, compared to 62.9% and 61.6% for the same periods in 2008. Included in losses and loss adjustment expenses for the six months ended June 30, 2009 was $13.9 million in net unfavorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the quarter ended June 30, 2009:

(in millions)	Net Reserves at December 31, 2008	Net Reserve Development	Percent of Net Reserves by Line of Business
General liability	$909.9	$(2.1)	-0.2%
Workers compensation	465.4	0.8	0.2%
Commercial multi-peril	190.2	1.1	0.6%
Commercial auto liability	145.7	5.3	3.6%
Special property	19.0	1.1	5.8%
Auto physical damage	10.0	(3.9)	-39.0%
Argo International	239.5	22.2	9.3%
Argo Re	30.0	(4.4)	-14.7%
PXRE Legacy	97.6	(5.8)	-5.9%
All other lines	8.3	(0.4)	-4.8%

Total all lines	$2,115.6	$13.9	0.7%

The net unfavorable development as related to total net reserves for losses and loss adjustment expenses as of December 31, 2008 represents $13.9 million or less than 1.0% of total reserves outstanding at December 31, 2008. The favorable development in the auto physical damage line of business resulted from better than expected loss frequency and severity. The unfavorable reserve development for the commercial auto liability line was primarily attributable to increased frequency and severity. The general liability line of business had $2.1 million favorable prior accident year loss development primarily within the Excess and Surplus lines segment, partially offset by the strengthening of reserves for certain asbestos and environmental claims. The revised reserve estimates for the Argo International net loss reserves developed unfavorably by $22.2 million within the property binder book of business written in 2008. The unfavorable development recognized related to Argo International was partially offset by $17.2 million of additional estimated ultimate premium within the same property binder book of business. The revised estimate for the PXRE Legacy net loss reserves developed favorably by $5.8 million, with $1.7 million representing a reforecast of the 2005 hurricane losses. Argo Re reserves had favorable development of $4.4 million, with $1.7 million representing a reforecast of Hurricane Ike losses.

In determining appropriate reserve levels as of June 30, 2009, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however, the maturation of claims since the last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, and changes to the reinsurance structure. The Company’s net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, both internal and independent actuarial reviews relied, to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies, which generally produce higher projections of ultimate losses than the other methods. Compared with other actuarial methodologies, the paid and incurred Bornhuetter-Ferguson methods assigned the smallest weight to actual reported loss experience, with the greatest weighting assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at June 30, 2009, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

Another factor that was considered in setting loss reserves at June 30, 2009 was the impact of the Company’s reinsurance protection. The Company’s excess of loss reinsurance coverage has varied by product. For most general liability products, the net per occurrence retention increased from $250,000 to $500,000 on September 1, 2002 and then to $1,000,000 on October 1, 2006. When loss reserves were initially established, the Company expected a greater number of large claims in the $250,000 excess of $250,000 layer of coverage. In 2006 and again in 2007, after a review of reported large loss activity, the Company began to recognize that the increased retention in the $250,000 excess of $250,000 layer did not have as material an impact on net retained losses as had originally been contemplated. Furthermore, the decision to increase net retentions had a favorable effect on net loss ratios.

For general liability business, the Company increased its premium volume significantly from 2002 through 2006. This growth occurred in both the Excess and Surplus Lines and Commercial Specialty segments. The premium increases derived from both organic growth and acquisitions. In setting loss reserves, internal and external actuaries assumed that the new business may not perform as well as renewal business and that prior year loss development patterns may not be representative of future loss emergence. The actuarial assumption that new business may not perform as well as renewal business is primarily predicated on the basis that the new insurance company offers a lower price or better terms and conditions than the incumbent carrier. Further, the incumbent carrier has the benefit of historical experience and loss characteristics of the insured. Thus, the actuarial methods utilizing the assumption that new business would generate a higher loss ratio were assigned more weight. The Company’s loss reserve estimates gradually blend in the results from other methodologies over time. For general liability estimates, more credibility is assigned to the Company’s own loss experience approximately 60 to 72 months after the beginning of an accident year. Over the course of time, the Company has recognized that the new business growth from 2002 through 2006 exhibited similar underwriting and profitability characteristics as the Company’s renewal book. Further review and analysis of the data in the second quarter of 2009 suggested that favorable loss experience on the new business growth continued to emerge in the second quarter of 2009. Thus the Company reduced its ultimate loss estimates for general liability lines of business for the 2006 and prior accident years.

For property business, the Company’s loss reserve estimates also blend in the results from other actuarial methodologies over time. In contrast to general liability estimates, more credibility is assigned to the Company’s loss experience approximately 24 to 36 months after the beginning of an accident year, where loss reporting and claims closing patterns settle more quickly. The Company’s loss experience receives partial weighting in the estimates 12 to 24 months after the beginning of the accident year. As respects to the loss reserves related to PXRE, the nature of reinsurance (including retro business) requires a longer maturation period. As such, the Company recognized favorable loss experience for the 2005 and 2006 accident years in 2007. Likewise, during 2008 and 2009, the Company recognized favorable loss experience deriving from the 2006 and 2007 accident years.

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

Consolidated loss reserves were $3,165.2 million (including $224.9 million of reserves attributable to trade capital providers) and $2,898.8 million (including $191.9 million of reserves attributable to trade capital providers) as of June 30, 2009 and 2008, respectively. Management has recorded its best estimate of loss reserves as of June 30, 2009 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $123.5 million and $250.8 million for the three and six months ended June 30, 2009, respectively, compared to $95.4 million and $173.6 million for the same periods in 2008. Consolidated expense ratios declined to 33.2% and 35.0% for the three and six months ended June 30, 2009, respectively, compared to 36.4% and 36.1% for the same periods in 2008. The higher expense ratios for 2008 were primarily attributable to increased expenses related to the Argo International acquisition and the start up of Argo Re.

Consolidated interest expense and other were $9.2 million and $18.3 million for the three and six months ended June 30, 2009, respectively, compared to $9.2 million and $16.5 million for the same periods in 2008. Consolidated interest expense declined from $7.1 million and $14.2 million for the three and six months ended June 30, 2008, respectively, to $6.7 million and $13.7 million for the same periods in 2009. The decline in interest expense was the result of more favorable interest rates on the Company’s outstanding debt reflecting current market conditions. Included in consolidated interest expense and other for the three and six months ended June 30, 2009 was $2.5 million and $4.6 million, respectively, in expense related to the generation of fee income within the Commercial Specialty and International Specialty segments, compared to $2.0 million for the same three and six month periods ended 2008.

Consolidated foreign currency exchange loss on transactions that are settled in currencies other than U.S. Dollars was $12.8 million for the three months ended June 30, 2009. The loss was primarily attributable to the weakening of the U.S. Dollar against the British Pound, the Canadian Dollar and the Euro for business transacted at Argo International.

In June 2009, the Company deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyds market undertaken by the Company and the subsequent renaming of Heritage to Argo International. The expense recognized as a result of this impairment was $5.9 million, which represented the unamortized balance as of the impairment date.

Consolidated provisions for income taxes were $0.6 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 were 2.6% and 22.4%, respectively. Consolidated provisions for income taxes were $5.0 million and $11.0 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 were 9.2% and 15.5%, respectively. Included in the consolidated provision for income taxes for the three and six months ended June 30, 2009 was a $5.6 million tax refund received from the state of California due to a favorable tax settlement. Offsetting this tax refund was $5.0 million in tax expense from Argo Financial Holding (Ireland) Ltd to the Internal Revenue Service for withholding on dividends received from Argo Group US. The Company’s effective tax rate is subject to variability depending on the income produced in the jurisdictions in which the Company operates.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$176.0	$180.3	$322.1	$340.4

Earned premiums	$133.1	$132.6	$265.5	$261.1
Losses and loss adjustment expenses	82.1	84.3	161.8	158.5
Underwriting, acquisition and insurance expense	42.6	43.1	89.0	86.1

Underwriting income	8.4	5.2	14.7	16.5
Net investment income	16.8	15.2	34.5	30.8

Income before income taxes	$25.2	$20.4	$49.2	$47.3

Loss ratio	61.7%	63.6%	60.9%	60.7%
Expense ratio	32.0%	32.5%	33.5%	33.0%

Combined ratio	93.7%	96.1%	94.4%	93.7%

Earned premiums were comparable for the three months ended June 30, 2009 as compared to the same period in 2008. The excess and surplus lines market place continues to experience increased competition, from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. Pricing in the Excess and Surplus Lines segment has declined moderately for the three and six months ended June 30, 2009 as compared to the same periods in 2008. Additionally, the Excess and Surplus Lines segment has experienced a shift in both product and policyholder mix, resulting in reduced premium writings.

The Excess and Surplus Lines segment’s loss ratios for the three months ended June 30, 2009 and 2008 were 61.7% and 63.6%, respectively. Included in losses and loss adjustment expenses for the three months ended June 30, 2009 was $5.0 million in favorable development on prior year loss reserves within the casualty, professional liability and property lines. Losses and loss adjustment expenses for the three months ended June 30, 2008 included $6.1 million of losses for the 2008 accident year related to storm activity in the United States. Partially offsetting these losses was $5.0 million of favorable loss reserve development for prior accident years primarily driven by property lines for the 2007 accident year.

Losses and loss adjustment expenses for the six months ended June 30, 2009 and 2008 resulted in loss ratios of 60.9% and 60.7%, respectively. Included in losses and loss adjustment expenses for the six months ended June 30, 2009 was $9.4 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines, reduced by $1.1 million of unfavorable loss reserve development on prior accident years due to the settlement of a large claim. Losses and loss adjustment expenses for the six months ended June 30, 2008 include the activity related to the 2008 accident year discussed above, offset by favorable development on prior accident years of $10.1 million, primarily driven by property lines for the 2007 accident year and other liability lines related to accident years 2001 through 2004. Loss reserves for the Excess and Surplus Lines segment were $1,302.6 million and $1,176.1 million as of June 30, 2009 and 2008, respectively.

Underwriting, insurance and acquisition expenses for the three months ended June 30, 2009 and 2008 resulted in expense ratios of 32.0% and 32.5%, respectively. The decline in the expense ratio was primarily attributable to reduced non-acquisition general and administrative expenses. The expense ratio for the six months ended June 30, 2009 was 33.5% compared to 33.0% for the same period in 2008. The increase in the expense ratio in 2009 as compared to 2008 was attributable to increased expenses in the first quarter of 2009 associated with a 2008 acquisition.

The increase in investment income for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $1,617.3 million as of June 30, 2009, compared to $1,482.2 million as of June 30, 2008.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$102.4	$100.9	$213.4	$238.2

Earned premiums	$91.5	$86.3	$184.0	$168.4
Losses and loss adjustment expenses	64.5	65.1	122.8	118.4
Underwriting, acquisition and insurance expense	27.5	23.6	53.8	46.6

Underwriting (loss) income	(0.5)	(2.4)	7.4	3.4
Net investment income	7.6	7.3	15.8	14.6
Fee income	0.3	0.7	0.8	0.7
Other expenses	0.7	1.2	1.6	1.2

Income before income taxes	$6.7	$4.4	$22.4	$17.5

Loss ratio	70.5%	75.4%	66.7%	70.3%
Expense ratio	30.0%	27.4%	29.3%	27.7%

Combined ratio	100.5%	102.8%	96.0%	98.0%

The increase in earned premiums for the three and six months ended June 30, 2009 as compared to the same periods ended in 2008 was primarily attributable to growth within the public entity product lines due to an acquisition in 2008 that expanded business into the New England region. Earned premiums for the public entity products increased from $50.7 million for the six months ended June 30, 2008 to $62.5 million for the same period in 2009. Increased gross written premiums in the specialty programs and surety lines comprised the remaining growth in earned premiums for the three and six months ended June 30, 2009 as compared to the same periods in 2008. Gross written premiums for the six months ended June 30, 2008 included $19.1 million from a large account that was not renewed in 2009. In addition, 2009 has experienced reduced premiums associated with the state funds program.

The Commercial Specialty segment’s loss ratios were 70.5% and 75.4% for the three months ended June 30, 2009 and 2008, respectively. The loss ratio for the three months ended June 30, 2009 includes $5.0 million of losses from storm activity and higher than expected severity in grocers and laundry/dry cleaner products. Included in losses and loss adjustment expenses for the three months ended June 30, 2009 was $2.3 million of net unfavorable loss reserve development on prior accident years. This net development reflects adverse development in auto and professional liability lines and involuntary pool participation, along with the reserve discount on workers compensation business, partially offset by favorable development in workers compensation. Losses and loss adjustment expenses for the three months ended June 30, 2008 included $10.3 million in losses from storm activity. Included in losses and loss adjustment expenses for the three months ended June 30, 2008 was $2.0 million of unfavorable loss reserve development on prior accident years primarily attributable to involuntary pool participation and the reserve discount on workers compensation business.

For the six months ended June 30, 2009 losses and loss adjustment expenses include total storm activity losses of $7.5 million and the higher than expected severity noted above. Prior year development is also as noted above. For the six months ended June 30, 2008 losses and loss adjustment expenses included the storm activity noted above, approximately $1.5 million of additional losses for accident year 2008 due to higher than expected severity within the public entity products, and approximately $1.4 million of adverse development on prior year loss reserves. The $1.4 million of net adverse development included $2.5 million of adverse development within the workers compensation business that was partially offset by favorable development within the public entity business. Loss reserves for the Commercial Specialty segment were $586.2 million and $524.0 million as of June 30, 2009 and 2008, respectively.

The expense ratios for the three and six months ended June 30, 2009 were 30.0% and 29.3%, respectively, compared to 27.4% and 27.7% for the same periods in 2008. The increase in the expense ratio was primarily attributable to reduced ceding commissions received on the state fund program due to lower premium volumes, along with a business shift to large deductible products from guaranteed cost products in our coal mining business.

The increase in investment income for the three and six months ended June 30, 2009, as compared to the same period in 2008, was the result of an increase in invested assets due to positive cash flows partially offset by lower current yields. Invested assets were $733.3 million as of June 30, 2009, compared to $703.3 million as of June 30, 2008.

Reinsurance. The following table summarizes the results of operations for the Reinsurance segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$60.0	$44.0	$114.1	$94.3

Earned premiums	$22.0	$16.1	$40.5	$28.5
Losses and loss adjustment expenses	7.2	4.7	10.9	9.9
Underwriting, acquisition and insurance expense	6.7	4.4	13.6	8.3

Underwriting income	8.1	7.0	16.0	10.3
Net investment income	2.0	2.0	4.1	4.1
Fee income	(0.1)	—	—	—

Income before income taxes	$10.0	$9.0	$20.1	$14.4

Loss ratio	32.7%	29.2%	26.9%	34.6%
Expense ratio	30.5%	27.3%	33.7%	29.0%

Combined ratio	63.2%	56.5%	60.6%	63.6%

Earned premiums for the three months ended June 30, 2009 increased as compared to the same period in 2008 due to an improving property catastrophe rate environment and a new casualty unit. The casualty unit contributed gross written premiums of $11.2 million for the three months ended June 30, 2009. Earned premiums for the six months ended June 30, 2009 increased as compared to the same period in 2008 due to the factors noted above, coupled with increased gross written premiums written in 2008 and earning into 2009.

Losses and loss adjustment expenses for the three and six months ended June 30, 2009 resulted in a loss ratio of 32.7% and 26.9%, respectively, compared to 29.2% and 34.6% for the same periods in 2008. Included in losses and loss adjustment expenses for the three months ended June 30, 2009 was $1.6 million in favorable loss reserve development for prior accident years on the non-catastrophe losses. Losses and loss adjustment expenses for the six months ended June 30, 2009 included $1.7 million in favorable loss reserve development for the 2008 accident year due to Hurricane Ike losses developing more favorably than original estimates, coupled with $2.7 million of favorable reported loss activity on the non-catastrophe losses. Loss reserves for the Reinsurance segment were $75.6 million and $21.3 million at June 30, 2009 and 2008, respectively.

The expense ratios for the three and six months ended June 30, 2009 were 30.5% and 33.7%, respectively, compared to 27.3% and 29.0% for the same periods in 2008. The increase in the expense ratio in 2009 as compared to 2008 was primarily attributable to increased staffing and related costs associated with the new casualty unit and a professional lines unit. Expenses associated with these units, as is typical for a start up operation, are disproportionately higher than the rate at which premiums are earned.

Net investment income was comparable for the three and six months ended June 30, 2009 and 2008. Invested asset balances were $191.7 million at June 30, 2009 compared to $203.1 million at June 30, 2008.

International Specialty. The following table summarizes the results of operations for the International Specialty segment. The 2008 results of operations for Argo International (acquired effective May 31, 2008) include the 30 days ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$232.5	$74.3	$417.2	$74.3

Earned premiums	$125.2	$31.3	$225.2	$31.3
Losses and loss adjustment expenses	82.5	16.7	139.0	16.7
Underwriting, acquisition and insurance expense	37.4	11.0	78.3	11.0

Underwriting income	5.3	3.6	7.9	3.6
Net investment income	3.6	1.6	6.9	1.6
Fee income	1.9	1.3	1.5	1.3
Other expenses	1.7	0.8	3.0	0.8
Impairment of intangible asset	5.9	—	5.9	—

Income before income taxes	$3.2	$5.7	$7.4	$5.7

Loss ratio	65.9%	53.4%	61.7%	53.4%
Expense ratio	29.9%	35.2%	34.7%	35.2%

Combined ratio	95.8%	88.6%	96.4%	88.6%

Earned premiums represent premiums earned on the portion of gross written premiums retained by the Company. In 2009, the Company increased its underwriting participation in the syndicates it manages to 61% from 54% in 2008. During the three months ended June 30, 2009 the Company recognized approximately $17.2 million of earned premiums resulting from a revised estimate of certain property program business written in prior years. The International Specialty segment’s premiums tend to be seasonal, with approximately 60% of the premium being written in the first six months of the year.

Losses and loss adjustment expenses are reported net of losses ceded to trade capital providers. Losses and loss adjustment expenses for the three months ended June 30, 2009 include $22.2 million of unfavorable development related to property binder business written in 2008. As noted above in the earned premium discussion, this development was partially offset by $17.2 million of additional premium for the same property binder business as a result of a revised ultimate premium estimate. Loss reserves were $583.7 million at June 30, 2009, including $224.9 million of reserves attributable to trade capital providers, compared to loss reserves at June 30, 2008 of $438.9 including $191.9 million of reserves attributable to trade capital providers.

The reduction in the expense ratio for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of the additional earned premiums discussed above.

Net investment income represents earnings on investments retained for the benefit of the Company. Total invested assets for the International Specialty segment as of June 30, 2009 were $585.6 million, excluding $243.4 million attributable to the trade capital providers. Total invested assets for the International Specialty segment as of June 30, 2008 were $508.7 million, excluding $225.8 million attributable to trade capital providers.

Fee income represents fees and profit commission derived from the management of third party capital on the Company’s underwriting syndicates at Lloyds. Fee income for the six months ended June 30, 2009 was reduced to reflect revised expectations with respect to syndicate results. Other expense represents costs incurred by the non-risk bearing activities of this segment.

In June 2009, the Company deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyds market undertaken by the Company and the subsequent renaming of Heritage to Argo International, resulting in the $5.9 million charge.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Earned premiums	$0.4	$(4.4)	$0.4	$(8.7)
Losses and loss adjustment expenses	(3.2)	(6.1)	1.8	(7.2)
Underwriting, acquisition and insurance expense	3.6	4.5	7.1	8.2

Underwriting loss	—	(2.8)	(8.5)	(9.7)
Net investment income	6.3	7.8	13.1	17.7
Other expenses	—	0.3	—	0.3

Income before income taxes	$6.3	$4.7	$4.6	$7.7

Earned premiums for the three and six months ended June 30, 2009 and 2008 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies and other adjustments on policies previously written.

Losses and loss adjustment expenses for the three months ended June 30, 2009 included $3.2 million of net favorable loss reserve development on prior accident years. Favorable loss reserve development consisted of $3.9 million for the legacy PXRE lines attributable to reserves for the 2005 hurricanes and for the non-catastrophe reinsurance lines, partially offset by $0.7 million related to the workers compensation reserve discount. Included in losses and loss adjustment expenses for the three months ended June 30, 2008 was $6.1 million of net favorable loss reserve development on prior accident years. The favorable loss reserve development was the result of $4.1 million of favorable loss reserve development on the legacy PXRE non-catastrophe reinsurance reserves and $5.0 million of favorable loss reserve development on general liability and automobile lines. Partially offsetting this favorable loss reserve development was $2.3 million of unfavorable loss reserve development attributable to the reserve for unallocated loss adjustment expense and $0.7 million related to the workers compensation reserve discount.

Included in losses and loss adjustment expenses for the six months ended June 30, 2009 was $6.1 million in reserve strengthening for prior accident years for certain asbestos and environmental claims, coupled with $1.5 million related to the workers compensation reserve discount. Partially offsetting this unfavorable loss reserve development was $5.8 million in favorable loss reserve development on the legacy PXRE prior accident years resulting from non-catastrophe reinsurance lines and favorable development on the 2005 hurricane reserves. Losses and loss adjustment expenses for the six months ended June 30, 2008 includes $7.2 million of favorable loss reserve development primarily driven by $4.5 million in favorable loss reserve development for the non-catastrophe reinsurance lines, $4.5 million of favorable loss reserve development in general liability and automobile lines and $0.5 million of favorable loss reserve development on workers compensation reserves. Partially offsetting this favorable development was $2.3 million unfavorable loss reserve development in unallocated loss adjustment expenses. Loss reserves for the Run-off Lines were as follows:

	June 30,
	2009		2008
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$143.3	$125.4	$157.2	$141.4
Incurred losses	30.4	6.5	0.2	0.2
Losses paid	(21.4)	(20.0)	(7.9)	(7.2)

Loss reserves - asbestos and environmental, end of period	152.3	111.9	149.5	134.4
Risk management	381.2	279.0	427.0	307.5
PXRE run-off reserves	69.6	69.5	142.4	142.2
Other run-off lines	14.0	13.6	19.7	19.0

Total reserves - Run-off Lines	$617.1	$474.0	$738.6	$603.1

Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Underwriting, acquisition and insurance expenses decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 due to the reduction of administrative expenses as loss reserves pay down.

The decline in net investment income was primarily attributable to a decline in the invested assets resulting from a pay down of loss reserves. Total net invested assets were $596.7 million as of June 30, 2009, compared to $762.8 million as of June 30, 2008.

Reinsurance

The Argo Group US, Inc. property catastrophe program renewed effective May 1, 2009. The program attaches at $7.5 million and provides protection to an upper limit of $175.0 million. Also, effective May 1, 2009, the Company purchased additional property catastrophe cover for Argo Group US, Inc.’s exposures in Hawaii of $50.0 million excess $175.0 million. These covers expire May 1, 2010.

Pension Plans

Effective November 2003, Argonaut Group curtailed its pension plans. The Company did not incur pension related expenses for the six months ended June 30, 2009. The Company does not believe that any significant funding of the pension plans will be required during the current year.

The Company has varying types of pension, contributory, and non-contributory employee savings programs providing benefits for certain U.S. and non-U.S. operations.

Related Party Transactions

Fayez Sarofim & Co. Certain insurance subsidiaries of the Company and Fayez Sarofim & Co. (“Investment Manager”) are parties to investment agreements (the “Investment Management Agreements”), whereby the Investment Manager has agreed to make investment decisions with respect to and otherwise manage certain funds deposited by the Company’s insurance subsidiaries for those purposes. The Investment Manager is owned 100% by the Sarofim Group, Inc., the majority of which is owned by Fayez Sarofim, a former director of the Company. As of June 30, 2009, Fayez Sarofim & Co. managed investments totaling $201.9 million, at fair value, for the Company’s insurance subsidiaries. Argo Group paid Fayez Sarofim & Co. approximately $0.3 million for services provided during each of the six months ended June 30, 2009 and 2008. The Investment Management Agreements are terminable by either party at any time on 30 days advance written notice. Mr. Sarofim did not stand for re-election at the Company’s Annual General Meeting on May 5, 2009 and is no longer a director of the Company.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are claim payments, reinsurance costs, acquisition and operating expenses.

For the six months ended June 30, 2009, net cash provided by operating activities was $169.9 million compared to $42.2 million of net cash used for the same period in 2008. In addition to the operations of Argo International contributing to the cash provided during the first and second quarter of 2009 (Argo International’s acquisition date for accounting purposes is May 31, 2008) and a tax refund and interest of approximately $10.0 million received from the state of California, the Company did not experience the same significant cash outflows during the first and second quarter of 2009 as those experienced during the same periods in 2008. During the same periods of 2008, the Company had cash outflows associated with the commutation of certain reinsurance agreements; annual premium payments associated with two legacy PXRE reinsurance contracts; and payment related to a catastrophe bond transaction.

Argo Group’s holding companies have access to various sources of liquidity including subsidiary dividends, its revolving credit facility and access to the debt and equity capital markets, if available. Currently, the Company does not have an outstanding balance under the Company’s $100.0 million credit facility. The credit facility allows up to $10.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, the Company has a $0.1 million letter of credit issued and outstanding under the facility.

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

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

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

The Company does not consider itself to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, does not expect to be subject to direct United States or United Kingdom income taxation.

The Company has subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. One of the United Kingdom subsidiaries is deemed to be engaged in business in the United States and is therefore subject to United States corporate tax. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

The United States subsidiaries of the Company file a consolidated United States federal income tax return. The Company also has operations in Belgium and Ireland, which are also subject to income taxes imposed by the jurisdiction in which they operate.

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

The Company utilizes the services of three professional fixed income investment managers. The Company manages a majority of the equity securities portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on page 40).

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At June 30, 2009, 96.5% ($3.0 billion at fair value) of the Company’s portfolio was rated A or better, with 62.2% ($1.9 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$272.2	$—	$—	$—	$272.2
U.S. Government agencies	320.7	2.2	4.0	—	326.9
Obligations of states and political subdivisions	87.0	499.6	110.3	15.6	712.5
Corporate securities	44.9	79.3	335.6	57.2	517.0
Structured securities:
CMO/MBS-agency	792.0	—	—	—	792.0
CMO/MBS-non agency	41.1	—	2.6	7.3	51.0
CMBS	171.0	—	5.2	3.6	179.8
ABS-residential	9.4	3.4	—	4.9	17.7
ABS-non residential	73.4	1.4	1.0	2.6	78.4
Foreign	111.0	12.0	3.8	17.9	144.7

Total Fixed Maturities	$1,922.7	$597.9	$462.5	$109.1	$3,092.2

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At June 30, 2009, the total fair value of these securities was $443.4 million, or 10.9% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The tables below show the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

Insurer	With Guarantee
(in millions)	AAA	AA	A	Below A	Total
AMBAC	$—	$43.9	$31.4	$10.1	$85.4
FGIC	—	20.7	9.2	2.1	32.0
XLCA	—	—	5.7	—	5.7
Assured Guaranty	134.7	—	—	—	134.7
National Public Finance	—	107.1	61.6	2.1	170.8
Texas Public School Fund	14.8	—	—	—	14.8

Total With Guarantee	$149.5	$171.7	$107.9	$14.3	$443.4

(in millions)	Without Guarantee
AAA	$5.5
AA	264.3
A	152.4
Less than A	9.3
Not Rated	11.9

Total Without Guarantee	$443.4

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The average credit quality without the guarantees is AA. The Company has no direct investment in any of the monoline insurers at June 30, 2009.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $196.4 million par value of CMBS holdings at June 30, 2009. The amortized cost of these CMBS securities was $195.3 million and the fair value was $179.8 million, representing 4.4% of the Company’s consolidated investment portfolio. Of these CMBS securities, 94.4% ($175.7 million at fair value) were rated AAA and the remaining $4.1 million were rated AA or lower (all above investment grade). These CMBS securities are generally of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; issuances of 2005 and earlier represent 79.1% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 14.4% of these securities have been defeased with U.S. Treasury securities.

ABS: The Company’s investment portfolio includes $78.5 million par value of non-residential ABS holdings at June 30, 2009. The amortized cost of these ABS securities was $79.1 million and the fair value was $78.4 million, representing 1.9% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland lease revenue, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. Equity price risk is managed through application of the Investment Policy, as approved by the Investment Committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. At June 30, 2009, the fair value of the equity securities portfolio was $243.5 million. No issuer (exclusive of the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 3.8% of shareholders’ equity as of June 30, 2009.

Total Portfolio

As of June 30, 2009, the Company had gross unrealized losses of $29.5 million that were in an unrealized loss position for less than one year and $41.5 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed income portfolio accounted for 92.4% of the unrealized losses greater than one year, which were due to increased benchmark interest rates relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. The Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of June 30, 2009 are temporary.

For the three months ended June 30, 2009 and June 30, 2008, the Company recorded other-than-temporary impairments of $7.7 million and $2.3 million, respectively. For the six months ended June 30, 2009 and June 30, 2008, the Company recorded other-than-temporary impairments of $21.8 million and $8.9 million, respectively.

The Company has evaluated its equity portfolio to determine what level, if any, the current market conditions may have on its other-than-temporary writedowns for the third quarter of 2009. Assuming the market prices remain constant from June 30, 2009 prices, the Company could incur an other-than-temporary impairment of approximately $2.4 million as of September 30, 2009.

Foreign Currency Risk

The Company has exposure to foreign currency risk in both its insurance contracts and its invested assets. Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, the Company attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Accounts under the insurance policies may settle in currencies including U.S. Dollars, Euros, British Pounds, Canadian Dollars, Swiss Francs, Danish Krone, and Japanese Yen. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the six months ended June 30, 2009 and 2008, the Company recorded realized losses of $12.9 million and $0.0 million, respectively, on foreign currency translation. For the three months ended June 30, 2009 and 2008, the Company recorded realized losses of $12.8 million and $0.3 million, respectively, on foreign currency translation.

The Company holds investments that are denominated in foreign currencies. For these foreign denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

Indebtedness

At June 30, 2009, the Company has $377.8 million of indebtedness outstanding of which $228.8 million or 60.5% is subject to variable interest rates at June 30, 2009 and $149.0 million has fixed interest rates. Thus, interest expense on this debt is directly correlated to market interest rates, primarily changes in the three-month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the June 30, 2009 outstanding floating par value of $228.8 million, a 100 basis point change in market interest rates would change annual interest expense by $2.3 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Several class action lawsuits have been filed against PXRE Group Ltd. and certain former officers of PXRE Group Ltd. (now Argo Group) on behalf of a putative class consisting of investors who purchased PXRE Group Ltd. securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. The complaints allege, among other things, that PXRE Group Ltd. and certain of its former officers made false and misleading statements regarding loss estimates in violation of the federal securities laws. Pursuant to an opinion and order of the United States District Court for the Southern District of New York dated March 30, 2007, these lawsuits have been consolidated into one proceeding. By order dated March 4, 2009, the District Court dismissed with prejudice the class action lawsuit. The class plaintiffs have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. It is possible that additional lawsuits and administrative or regulatory proceedings arising out of these events and allegations could be brought against Argo Group in the future.

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

Issuer Purchase of Equity Securities

The following table provides information with respect to shares of the Company’s common stock that were repurchased or surrendered during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2009	6,163	$28.27	—	$144,856,935
May 1 through May 31, 2009	573	28.28	—	144,856,935
June 1 through June 30, 2009	—	—	—	144,856,935

Total	6,736	$28.27	—	$144,856,935

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended June 30, 2009, the Company received 6,736 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common stock. The Company did not repurchase any shares during the three and six months ended June 30, 2009. As of June 30, 2009, the Company had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 10, 2009	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 10, 2009	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer