Form 10-Q
period 2009-09-30
Argo Group International Holdings, Ltd.
filed 2009-11-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of November 5, 2009.

Title	Outstanding
Common Shares, par value $1.00 per share	30,978,687

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2009 - $3,242.4; 2008 - $3,145.4)	$3,357.0	$3,150.4
Trading (cost: 2009 - $2.2; 2008 - $2.1)	2.2	2.1
Equity securities, at fair value (cost: 2009 - $195.6; 2008 - $255.9)	264.9	272.3
Other investments (cost: 2009 - $86.8; 2008 - $56.8)	86.4	57.0
Short-term investments, at fair value (cost: 2009 - $609.7; 2008 - $542.0)	606.5	513.6

Total investments	4,317.0	3,995.4

Cash	17.2	5.2
Accrued investment income	30.1	34.2
Premiums receivable	405.6	339.4
Reinsurance recoverables	1,269.8	1,193.8
Goodwill	152.2	151.4
Current income taxes receivable, net	3.6	—
Deferred tax asset, net	18.9	50.0
Deferred acquisition costs, net	204.4	178.2
Ceded unearned premiums	224.2	208.8
Other assets	80.6	118.9
Intangible assets, net of accumulated amortization	97.5	106.2

Total assets	$6,821.1	$6,381.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,186.9	$2,996.6
Unearned premiums	905.8	807.6
Accrued underwriting expenses	87.4	107.9
Ceded reinsurance payable, net	618.1	603.4
Funds held	41.9	45.4
Borrowing under revolving credit facility	—	50.0
Other indebtedness	69.4	67.3
Junior subordinated debentures	311.4	311.4
Current income taxes payable, net	—	2.1
Other liabilities	26.9	36.9

Total liabilities	5,247.8	5,028.6

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 30,969,172 and 30,768,878 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	31.0	30.8
Additional paid-in capital	701.0	694.2
Treasury shares (145,999 shares at September 30, 2009 and December 31, 2008)	(5.1)	(5.1)
Retained earnings	738.2	655.2
Accumulated other comprehensive gain (loss), net of taxes	108.2	(22.2)

Total shareholders’ equity	1,573.3	1,352.9

Total liabilities and shareholders’ equity	$6,821.1	$6,381.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Premiums and other revenue:
Earned premiums	$347.2	$322.8	$1,062.8	$803.4
Net investment income	31.9	38.8	113.1	113.4
Fee income	4.0	8.2	6.3	10.2
Realized investment and other gains (losses), net	0.7	(18.4)	(20.3)	(18.3)

Total revenue	383.8	351.4	1,161.9	908.7

Expenses:
Losses and loss adjustment expenses	208.3	228.4	644.6	524.7
Underwriting, acquisition and insurance expenses	134.1	114.2	384.9	287.8
Interest expense and other	9.0	11.9	27.3	28.4
Foreign currency exchange (gain) loss	(5.0)	3.3	7.9	3.3
Impairment of intangible asset	—	—	5.9	—

Total expenses	346.4	357.8	1,070.6	844.2

Income (loss) before income taxes	37.4	(6.4)	91.3	64.5
Provision for income taxes	9.8	2.4	14.8	13.4

Net income (loss)	$27.6	$(8.8)	$76.5	$51.1

Net income (loss) per common share:
Basic	$0.89	$(0.29)	$2.49	$1.67

Diluted	$0.89	$(0.29)	$2.48	$1.66

Weighted average common shares:
Basic	30,765,096	30,590,135	30,697,706	30,623,924

Diluted	30,889,207	30,590,135	30,810,617	30,780,703

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Realized investment and other gains before other-than-temporary impairment losses	$9.5	$1.7	$16.3	$10.7
Other-than-temporary impairment losses
Other-than-temporary impairment losses fixed maturities	—	(14.3)	(6.0)	(18.4)
Other-than-temporary impairment losses equity securities	(1.4)	(5.8)	(17.2)	(10.6)
Other-than temporary impairment losses Funds at Lloyd’s foreign currency exchange	(7.4)	—	(13.4)	—
Non-credit portion of loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	(8.8)	(20.1)	(36.6)	(29.0)

Realized investment and other gains (losses), net	$0.7	$(18.4)	$(20.3)	$(18.3)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$27.6	$(8.8)	$76.5	$51.1

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	116.1	(82.8)	162.4	(144.1)
Reclassification adjustment for (gains) losses included in net income (loss)	(0.7)	18.4	20.3	20.7

Other comprehensive income (loss) before tax	115.4	(64.4)	182.7	(123.4)
Income tax provision (benefit) related to other comprehensive income (loss)	31.6	(18.7)	45.8	(36.6)

Other comprehensive income (loss), net of tax	83.8	(45.7)	136.9	(86.8)

Comprehensive income (loss)	$111.4	$(54.5)	$213.4	$(35.7)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$76.5	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	11.6	9.9
Share-based payments expense	6.8	5.8
Excess tax expense from share-based payments arrangements	0.2	0.2
Deferred income tax benefit, net	(13.2)	(7.8)
Realized investment losses	20.3	20.7
Impairment of intangible asset	5.9	—
Change in:
Accrued investment income	4.1	1.7
Receivables	(142.2)	(198.8)
Deferred acquisition costs	(26.2)	(34.2)
Ceded unearned premiums	(15.4)	6.4
Reserves for losses and loss adjustment expenses	190.3	115.1
Unearned premiums	98.2	66.5
Ceded reinsurance payable and funds held	14.5	137.5
Income taxes payable	(8.1)	(11.0)
Accrued underwriting expenses	(22.8)	(17.3)
Sales and maturities of trading investments	—	17.6
Purchases of trading investments	—	(11.8)
Other assets and liabilities, net	39.3	(28.8)

Cash provided by operating activities	239.8	122.8

Cash flows from investing activities:
Sales of fixed maturity investments	902.5	345.3
Maturities and mandatory calls of fixed maturity investments	314.8	222.8
Sales of equity securities	61.1	37.3
Sales of other investments	0.1	4.5
Purchases of fixed maturity investments	(1,355.1)	(621.9)
Purchases of equity securities	(19.7)	(51.4)
Purchases of other investments	(2.0)	(11.7)
Change in short-term investments	(79.6)	207.0
Purchases of fixed assets	(9.0)	(7.5)
Acquisitions, net of cash acquired	—	(288.1)
Sale of investment in subsidiary - continuing operations	—	57.7
Other, net	7.4	(38.3)

Cash used by investing activities	(179.5)	(144.3)

Cash flows from financing activities:
Activity under revolving credit facility, net	(50.9)	17.0
Activity under stock incentive plans	2.8	1.1
Repurchase of Company’s common shares	—	(5.1)
Excess tax expense from share-based payment arrangements	(0.2)	(0.2)

Cash (used) provided by financing activities	(48.3)	12.8

Change in cash	12.0	(8.7)
Cash, beginning of period	5.2	13.7

Cash, end of period	$17.2	$5.0

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

The interim financial information as of September 30, 2009 and 2008 and for the three and nine months ended September 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of September 30, 2009. Through the date of the issuance of the Company’s financial statements, November 9, 2009, no subsequent events or transactions have occurred requiring disclosure or adjustment.

The balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that established the Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the consolidated financial statements for the period ended September 30, 2009. The adoption of this accounting standard had no impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued an accounting standard on the disclosure of postretirement benefit plan assets. The accounting standard requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The objective of the accounting standard is to provide users of the financial statements with an understanding of how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 as defined in the Fair Value Measurements guidance) on changes in plan assets for the period; and significant concentrations of risk within plan assets. The accounting standard is effective on a prospective basis for fiscal years ending after December 15, 2009. Earlier application is permitted; however the Company has chosen not to early adopt. The Company does not anticipate that the adoption of the accounting standard will have a material effect on the Company’s financial position or results of operations and financial condition.

In April 2009, the FASB issued an accounting standard that provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. This accounting standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate. In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of the accounting standard, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company adopted this accounting standard on April 1, 2009. The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Company’s valuation techniques.

In April 2009, the FASB issued an accounting standard that amended other-than-temporary impairment guidance in GAAP for debt securities. The accounting standard was effective for interim and annual reporting periods ending after June 15, 2009. The accounting standard amended the other-than-temporary impairment guidance in GAAP for fixed maturity securities to make the guidance more operational. The accounting standard also improved the presentation and disclosure of other-than-temporary impairments on fixed maturity and equity securities in the financial statements. The accounting standard did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This accounting standard was applicable to existing and new investments held by an entity as of the beginning of the interim period in which it was adopted. For fixed maturity securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity did not intend to sell and it is not more likely than not the entity will be required to sell the security before recovery of its amortized cost basis, the entity recognized the cumulative effect of initial adoption as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The cumulative-effect adjustment includes the related tax effects. The discount rate used to calculate the present value of the cash flows expected to be collected is the rate in effect before recognizing any other-than-temporary impairments and not a rate that has been adjusted to reflect those impairments. The amortized cost basis of a security with previously recognized other-than-temporary impairment will be adjusted by the amount of the cumulative-effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted in accordance with existing guidance as interest income. The accounting standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. See Note 4, “Investments” for the related disclosure.

In April 2009, the FASB issued an accounting standard related to the disclosure of the fair value of financial instruments. The accounting standard requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the accounting standard were effective for interim periods ended after June 15, 2009. The Company adopted the accounting standard effective April 1, 2009. See Note 14, “Disclosures about Fair Value of Financial Instruments” for the related disclosure.

In May 2009, the FASB issued an accounting standard that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accounting standard was effective for interim or annual financial periods ended after June 15, 2009. By definition, the date financial statements are available to be issued is when financial statements are complete in a form and format that comply with GAAP and all approvals necessary for issuance have been obtained. An entity that has a current expectation of widely distributing its financial statements to its shareholders and other financial statement users is to evaluate subsequent events through the date that the financial statements are issued. The accounting standard establishes the following: the period after the balance sheet during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements; and the required disclosures about events or transactions that occurred after the balance sheet date. The accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued an accounting standard to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The accounting standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, modifying existing guidance that required reconsideration only when specific events occurred. The accounting standard amends certain existing guidance for determining whether an entity is a variable interest entity. Application of the accounting standard requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Finally, the accounting standard requires additional disclosures to provide more transparent information about involvement in a variable interest entity. The accounting standard is effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is prohibited. The Company is currently evaluating this accounting standard to determine the potential impact, if any, the adoption of this standard may have on its consolidated financial statements.

In August 2009, an accounting standard was issued by the FASB that amended standards on the topic of the fair value measurement of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical or similar liability when that liability is traded as an asset or 2) another valuation technique that is consistent with principles established by the FASB (such as a present value technique or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability). The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for the first reporting period (including interim periods) beginning after the issuance date of August 2009. The Company does not anticipate that the adoption of this accounting standard will have a material effect on the Company’s financial position or results of operations and financial condition.

In September 2009, an accounting standard was issued by the FASB that amended standards for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). As of the reporting entity’s measurement date, the amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment if the net asset value of the investment is calculated in a manner consistent with the measurement principles of GAAP for investment companies, including measurement of all or substantially all of the underlying investments of the investee in accordance with GAAP fair value measurement standards. The amendments also require disclosures by major category of investment about the attributes of investments within the scope of this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not anticipate that the adoption of this accounting standard will have a material effect on the Company’s financial position or results of operations and financial condition.

3.	Acquisition

Acquisition of Argo Underwriting Agency Limited, formerly known as Heritage Underwriting Agency plc

On April 2, 2008, Argo Group announced an offer to acquire Heritage Underwriting Agency plc (“Heritage”). On May 14, 2008, all conditions of the acquisition were satisfied or waived. Heritage was renamed Argo Underwriting Agency Limited (“Argo International”) during the second quarter of 2009. The acquisition was accounted for using the purchase method of accounting, which required the total purchase price to be allocated to the assets acquired and liabilities assumed based on their fair values as of May 31, 2008. The functional currency of Argo International is the U.S. Dollar. The purchase price totaled approximately $277.4 million, including transaction costs of approximately $7.3 million.

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

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated or of future results of the Company:

(in millions, except per share data)	For the Nine Months Ended September 30, 2008
(unaudited)
Revenue	$1,047.4
Net income	$58.7

Net income per common share
Basic	$1.92
Diluted	$1.91

Intangible Assets

During the three and nine months ended September 30, 2009, amortization expense was $1.5 million and $2.8 million, respectively. For the three and nine months ended September 30, 2008, amortization expense was $2.3 million and $2.6 million, respectively. In June 2009, the Company deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyd’s of London (“Lloyd’s”) market and the subsequent renaming of Heritage to Argo International. The value of the trade name and accumulated amortization at the time of the impairment was $6.4 million and $0.5 million, respectively. At September 30, 2009 and December 31, 2008, accumulated amortization for all of the Company’s intangible assets was $6.0 million and $3.7 million, respectively.

4.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

September 30, 2009		Gross	Gross
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities
U.S. Treasury securities	$177.5	$3.0	$0.1	$180.4
U.S. Government agencies (1)	374.1	11.7	—	385.8
Obligations of states and political subdivisions	696.4	43.5	0.4	739.5
Corporate securities	573.7	22.5	5.7	590.5
Structured securities:
CMO/MBS-agency	817.1	35.2	0.1	852.2
CMO/MBS-non agency	57.8	0.6	8.0	50.4
CMBS	167.2	2.4	2.4	167.2
ABS-residential	18.6	1.4	2.0	18.0
ABS-non residential	158.1	2.6	1.2	159.5
Foreign	204.1	13.0	1.4	215.7

Total fixed maturities	3,244.6	135.9	21.3	3,359.2

Equity securities	195.6	71.6	2.3	264.9
Other investments	86.8	—	0.4	86.4
Short-term investments	609.7	—	3.2	606.5

Total investments	$4,136.7	$207.5	$27.2	$4,317.0

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $124.4 million amortized cost, $126.2 million fair value.

December 31, 2008		Gross	Gross
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities
U.S. Treasury securities	$233.7	$9.0	$—	$242.7
U.S. Government agencies (1)	265.2	13.6	—	278.8
Obligations of states and political subdivisions	780.7	19.5	4.0	796.2
Corporate securities	565.7	3.5	22.9	546.3
Structured securities:
CMO/MBS-agency	800.8	34.6	0.1	835.3
CMO/MBS-non agency	73.2	—	12.8	60.4
CMBS	188.0	—	24.9	163.1
ABS-residential	22.8	0.5	1.0	22.3
ABS-non residential	85.5	—	6.2	79.3
Foreign	131.9	3.2	7.0	128.1

Total fixed maturities	3,147.5	83.9	78.9	3,152.5

Equity securities	255.9	50.5	34.1	272.3
Other investments	56.8	0.2	—	57.0
Short-term investments	542.0	—	28.4	513.6

Total investments	$4,002.2	$134.6	$141.4	$3,995.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $31.2 million amortized cost, $32.0 million fair value.

The amortized cost and fair values of fixed maturity investments as of September 30, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$213.3	$216.2
Due after one year through five years	1,100.4	1,145.5
Due after five years through ten years	418.5	445.1
Thereafter	293.6	305.1
Structured securities	1,218.8	1,247.3

Total	$3,244.6	$3,359.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without penalties.

The following table presents the Company’s gross realized investment and other gains (losses) for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Realized gains
Fixed maturities	$10.9	$1.4	$30.6	$3.2
Equity securities	0.4	6.0	1.4	16.2
Other investments	2.0	—	2.5	0.2
Short-term investments	—	—	—	0.1

Gross realized gains	13.3	7.4	34.5	19.7
Realized losses
Fixed maturities	(3.7)	(5.5)	(16.7)	(6.6)
Equity securities	—	(0.1)	(0.9)	(1.7)
Other investments	(0.1)	(0.1)	(0.6)	(0.7)
Short-term investments	—	—	—	—
Other-than-temporary impairment losses fixed maturities	—	(14.3)	(6.0)	(18.4)
Other-than-temporary impairment losses equity securities	(1.4)	(5.8)	(17.2)	(10.6)
Other-than-temporary impairment losses Funds at Lloyd’s foreign currency exchange	(7.4)	—	(13.4)	—

Gross realized losses	(12.6)	(25.8)	(54.8)	(38.0)

Net realized investment and other gains (losses)	$0.7	$(18.4)	$(20.3)	$(18.3)

The cost of securities sold is based on the specific identification method.

At September 30, 2009, the fair value of investments on deposit with various U.S. insurance regulatory agencies was $254.1 million.

Investments with an amortized cost of $125.0 million and fair value of $130.1 million were pledged as collateral. The majority of these investments, $90.0 million amortized cost and $93.5 million fair value, were pledged in support of irrevocable letters of credit in the amount of $69.0 million. These irrevocable letters of credit are issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. The remaining $35.0 million amortized cost and $36.6 million fair value were principally pledged as collateral related to a security trust agreement.

Included in short-term investments are investments with a fair value of $182.0 million at September 30, 2009 which are held on deposit at Lloyd’s.

An aging of the Company’s investments in fixed maturities, equity securities, other investments and short-term investments in an unrealized loss position at September 30, 2009 and December 31, 2008 is presented below:

September 30, 2009	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities	$30.3	$0.1	$—	$—	$30.3	$0.1
U.S. Government agencies	6.3	—	—	—	6.3	—
Obligations of states and political subdivisions	4.1	0.1	8.5	0.3	12.6	0.4
Corporate securities	36.0	0.3	43.2	5.4	79.2	5.7
Structured securities:
CMO/MBS-agency	7.9	—	1.4	0.1	9.3	0.1
CMO/MBS-non agency	0.1	—	41.1	8.0	41.2	8.0
CMBS	6.5	0.1	38.3	2.3	44.8	2.4
ABS-residential	3.0	0.3	7.1	1.7	10.1	2.0
ABS-non residential	31.5	0.2	9.3	1.0	40.8	1.2
Foreign	48.4	1.4	—	—	48.4	1.4

Total fixed maturities	174.1	2.5	148.9	18.8	323.0	21.3

Equity securities	49.2	1.8	4.6	0.5	53.8	2.3
Other investments	—	—	13.0	0.4	13.0	0.4
Short-term investments	3.9	3.2	—	—	3.9	3.2

Total	$227.2	$7.5	$166.5	$19.7	$393.7	$27.2

December 31, 2008	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Treasury securities	$20.9	$—	$—	$—	$20.9	$—
U.S. Government agencies	1.4	—	—	—	1.4	—
Obligations of states and political subdivisions	136.8	3.6	9.4	0.4	146.2	4.0
Corporate securities	223.0	10.1	161.7	12.8	384.7	22.9
Structured securities:
CMO/MBS-agency	8.5	—	16.4	0.1	24.9	0.1
CMO/MBS-non agency	31.8	4.1	28.2	8.7	60.0	12.8
CMBS	122.5	17.6	42.3	7.3	164.8	24.9
ABS-residential	0.2	—	9.0	1.0	9.2	1.0
ABS-non residential	72.5	3.9	5.3	2.3	77.8	6.2
Foreign	4.0	6.8	4.0	0.2	8.0	7.0

Total fixed maturities	621.6	46.1	276.3	32.8	897.9	78.9

Equity securities	121.9	32.5	2.2	1.6	124.1	34.1
Short-term investments	—	28.4	—	—	—	28.4

Total	$743.5	$107.0	$278.5	$34.4	$1,022.0	$141.4

The Company holds a total of 3,618 securities, of which 282 were in an unrealized loss position for less than one year and 207 were in an unrealized loss position for a period one year or greater as of September 30, 2009.

The Company evaluates its investments for impairment. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for determining other-than-temporary declines in fair value for debt securities involves the consideration of several factors, including but not limited to whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and whether the Company has the intent to sell the debt security or may be required to sell the debt security before its anticipated recovery. For equity securities, the length of time in which there has been a significant decline in value and the significance of the decline in value are the primary factors in determining if an unrealized loss on a security is other-than-temporary. If consideration of the factors above results in a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. For securities in an unrealized loss position at September 30, 2009, management has evaluated the aforementioned factors. Based on an evaluation of these factors, the Company has concluded that the unrealized losses on the Company’s investments in equity and fixed income securities, as shown above, at September 30, 2009, are temporary.

For investments in equity securities, none of the unrealized losses have been in an unrealized loss position of 20% or more for more than one year. The Company recognized $1.4 million and $17.2 million of other-than-temporary losses during the three and nine month period ended September 30, 2009, respectively, on its equity securities portfolio primarily due to declines in the equity market during the impairment evaluation period.

For investments in obligations of states and political subdivisions with an unrealized loss for more than 12 months, the unrealized loss was the result of increasing credit spreads and higher market yields relative to the date securities were purchased on many fixed income securities. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

The unrealized losses on the Company’s corporate and foreign securities portfolios were primarily due to higher market yields relative to the date securities were purchased, macroeconomic issues affecting market liquidity, and increases in credit spreads. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

The Company’s portfolio of structured securities consists of investments in securities issued and/or guaranteed by agencies of the United States Government, as well as those issued by in the private sector. The unrealized losses on these securities were primarily caused by higher market yields, macroeconomic conditions affecting changes in market liquidity, increases in credit spreads, and to a lesser degree by the performance of the underlying collateral. As the decline in fair value is primarily attributable to changes in interest rates and market liquidity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

The Company recognized $6.0 million of other-than-temporary losses during the nine month period ended September 30, 2009 on its fixed maturities portfolio. The Company did not recognize any other-than-temporary losses during the three month period ended September 30, 2009 on its fixed maturities portfolio.

For the three and nine months ended September 30, 2009, the Company recognized $7.4 million and $13.4 million, respectively, of other-than-temporary losses on short-term investments held at Lloyd’s that the Company has sold or intends to sell. These losses are related entirely to foreign currency losses.

In accordance with an accounting standard issued by the FASB in the second quarter of 2009, the Company evaluated debt securities held at the beginning of the interim period of adoption (April 1, 2009) for which an other-than-temporary impairment was previously recognized in earnings. For securities that the Company did not intend to sell, the Company projected the cash flows expected to be received from each security and compared the present value of those cash flows with the amortized cost basis to determine if an impairment was required. Assumptions used in projecting these cash flows included prepayment assumptions, expected default rates and loss severities, and the current condition of any guarantors. Based on this analysis, the Company has determined the other-than-temporary impairment charge associated with those debt securities which is non-credit related to be $9.7 million on a pre-tax basis. On April 1, 2009, the Company has reclassified $9.7 million pre-tax, $6.5 million after taxes, of previously recognized other-than-temporary impairment charges from retained earnings to other comprehensive income as the cumulative effect-adjustment of the adoption of the accounting standard.

5.	Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2009	2008	2009	2008
Net income (loss)	$27.6	$(8.8)	$76.5	$51.1
Weighted average common shares-basic	30,765,096	30,590,135	30,697,706	30,623,924
Effect of dilutive securities:
Equity compensation awards	124,111	—	112,911	156,779

Weighted average common shares-diluted	30,889,207	30,590,135	30,810,617	30,780,703

Net income (loss) per common share-basic	$0.89	$(0.29)	$2.49	$1.67

Net income (loss) per common share-diluted	$0.89	$(0.29)	$2.48	$1.66

Excluded from the weighted average common shares outstanding calculation are 145,999 shares, which are currently held as treasury shares. For the three and nine months ended September 30, 2009, options to purchase 1,032,241 shares of common stock were excluded from the computation of diluted net income per common share due to being anti-dilutive. These instruments expire at varying times from 2010 through 2016. Due to the net loss incurred in the three months ended September 30, 2008, all the potentially dilutive securities were anti-dilutive and, therefore, omitted from the calculation. For the nine months ended September 30, 2008, options to purchase 864,845 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2016.

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

As previously disclosed, PXRE and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional shareholders against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a)(2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009.

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

The Company has subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Six of the United Kingdom subsidiaries are deemed to be engaged in business in the United States and are therefore subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid which arise from the underwriting business. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

The United States subsidiaries of the Company file a consolidated United States federal income tax return. Each United Kingdom subsidiary is required to file its own corporation tax return. The Company also has operations in Belgium and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Current tax provision	$11.1	$8.6	$28.0	$21.2
Deferred tax benefit related to:
Future tax deductions	(1.1)	(5.9)	(12.5)	(4.1)
Valuation allowance change	(0.2)	(0.3)	(0.7)	(3.7)

Income tax provision	$9.8	$2.4	$14.8	$13.4

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Income tax provision at expected rate	$9.0	$3.2	$24.8	$26.3
Tax effect of:
Tax-exempt interest	(2.0)	(1.7)	(5.9)	(5.5)
Dividends received deduction	(0.3)	(0.2)	(1.1)	(1.1)
Valuation allowance change	(0.2)	(0.3)	(0.7)	(3.7)
Reduction of tax liability accounts	—	—	—	(2.6)
Reduction of tax reserve	—	—	—	(0.7)
Adjustment for annualized rate	(0.1)	1.0	(0.4)	0.3
Other permanent adjustments, net	—	0.4	0.2	0.4
Disallowed interest expense	(0.5)	—	—	—
Foreign exchange adjustment on translation	3.7	—	1.4	—
State tax expense	0.2	—	(3.5)	—

Income tax provision	$9.8	$2.4	$14.8	$13.4

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years. At September 30, 2009, the Company had a total net deferred tax asset of $67.8 million prior to any valuation allowance. Management has concluded that a full valuation allowance is required for the tax effected net capital loss carryforward of $33.1 million generated from the sale of PXRE Reinsurance Company, and a valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.9 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. The net deferred tax asset is $18.9 million at September 30, 2009. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. During the period ended September 30, 2009, there was a reduction of the valuation allowance for the capital loss carryforward of $1.7 million and to the net operating loss carryforward of $1.0 million and a reduction of the valuation allowance of $0.2 million. Prior to December 31, 2007, a full valuation allowance was recorded for PXRE Corporation’s net operating loss as it did not have any foreseeable taxable income to utilize the net operating loss carryforward.

As of September 30, 2009, the Company has a regular federal tax net operating loss carryforward of $53.6 million, which is attributable to PXRE Corporation. The PXRE loss carryforward will expire if not utilized by December 31, 2026. The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and projected future income.

The Company had no unrecognized tax benefits upon adoption of the accounting guidance for accounting for uncertainty in income taxes and has no unrecognized tax benefits as of September 30, 2009. Tax years ended December 31, 2006 through December 31, 2008 are open for examination by the IRS.

8.	Equity-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. The Company uses the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected option life is based upon the average holding period over the history of the incentive plan. The expected option life declined for the nine months ended September due to the issuance of short duration options during the nine months ended September 30, 2009. The dividend yield assumption is zero, as the Company has not made regular dividend payments on its common shares since November 2005. The following table summarizes the assumptions used by the Company for the nine months ended September 30, 2009 and 2008, respectively:

	2009	2008
Risk-free rate of return	0.40% to 2.82%	2.61% to 3.67%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	1.00 to 4.81	4.81 to 7.00
Expected volatility	29.9% to 50.78%	24.8% to 35.0%

Argo Group’s 2007 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of the Company’s common stock that may be issued to certain executives and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards will count as 2.75 shares for purpose of the limits under the 2007 Plan.

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

A summary of option activity under the 2007 Plan as of September 30, 2009, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	561,786	$36.18
Granted	10,000	$26.43
Exercised	(1,086)	$35.23
Expired or forfeited	(68,061)	$35.67

Outstanding at September 30, 2009	502,639	$36.44

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for share options was $1.3 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense from all share-based payment awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. Unamortized expense for these options was $3.6 million as of September 30, 2009.

A summary of restricted share units activity under the 2007 Plan as of September 30, 2009, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	146,358	$37.95
Granted	23,142	$31.38
Vested and issued	(35,117)	$36.22
Expired or forfeited	(22,858)	$38.11

Outstanding at September 30, 2009	111,525	$36.78

The restricted share units will vest over three to five years. Expense recognized under this plan for the restricted share units was $0.9 million for each of the nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was $3.4 million of total unrecognized compensation cost related to restricted share units granted by the Company.

At September 30, 2009, the Company had issued and outstanding 79,463 stock-settled SARs, with a weighted average exercise price of $29.80 per share. The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of the Company’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was not material for the nine months ended September 30, 2009. As of September 30, 2009, there was $0.6 million of total unrecognized compensation cost related to stock-settled SARs granted by the Company.

As of September 30, 2009, the Company had 498,746 cash-settled SARs issued and outstanding, with a weighted average exercise price of $28.01 per share. The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of the Company’s common stock over the exercise price. The Company is accounting for the cash-settled SARs as liability awards. Expense recognized for the cash-settled SARs totaled $2.1 million for the nine months ended September 30, 2009. As of September 30, 2009, there was $4.2 million of total unrecognized compensation cost related to cash-settled SARs granted by the Company.

Argo Group’s 2007 Employee Share Purchase Plan

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense of $0.2 million was recognized under this plan for the nine months ended September 30, 2009.

Argo Group’s 2008 Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuates daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.7 million for the nine months ended September 30, 2009.

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

A summary of option activity under the Amended Plan as of September 30, 2009, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	886,749	$34.56
Granted	—	—
Exercised	(96,025)	$24.89
Expired or forfeited	(103,064)	$40.33

Outstanding at September 30, 2009	687,660	$35.05

The compensation expense recorded for options outstanding was $0.8 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, the Company received cash payments of $2.4 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of September 30, 2009, there was unamortized expense related to these options of $0.9 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	89,864	$48.90
Granted	—	—
Vested and issued	(42,842)	$50.02
Expired or forfeited	(11,269)	$47.44

Outstanding at September 30, 2009	35,753	$48.02

The compensation expense recorded for non-vested stock awards outstanding was $1.1 million and $2.0 million for the nine months ended September 30, 2009 and, 2008, respectively. As of September 30, 2009, there was unamortized expense related to the non-vested stock awards of $1.1 million.

As of September 30, 2009, a total of 4,342 restricted stock grants were outstanding under the PXRE Group Ltd. Incentive Bonus Compensation Plans. The restricted stock grants have a grant date fair value of $49.00 per share. The restricted stock grants vest in equal annual installments over four years. Compensation expense for the nine months ended September 30, 2009 was $0.1 million. As of September 30, 2009, there was unamortized expense related to these restricted stock awards of $0.2 million.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $286.4 million and $208.7 million as of September 30, 2009 and 2008, respectively:

	For the Nine Months Ended September 30,
(in millions)	2009	2008
Net beginning of the year	$2,115.6	$1,863.3
Add:
Net reserves held for sale (1)	—	104.3
Net reserves from acquired companies	—	210.2
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	634.6	551.3
Prior accident years	10.0	(26.6)

Losses and LAE incurred during calendar year, net of reinsurance	644.6	524.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	142.1	112.8
Prior accident years	446.7	360.0

Losses and LAE payments made during current calendar year, net of reinsurance:	588.8	472.8
Additional participation interest	18.2	—
Foreign exchange adjustments	13.9	(1.9)

Net reserves - end of period	2,203.5	2,227.8
Deduct:
Net reserves sold on disposition of subsidiary (2)	—	99.5

Net reserves - end of period, excluding disposition of subsidiary	2,203.5	2,128.3
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	983.4	859.1

Gross reserves - end of period	$3,186.9	$2,987.4

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year attributable to PXRE Reinsurance Company.

(2)	Amount was classified as held for sale at December 31, 2007.

Included in losses and LAE for the nine months ended September 30, 2009 was $10.0 million of unfavorable loss reserve development comprised of the following: 1) $9.7 million of favorable development in the Excess and Surplus Lines segment driven by $6.8 million related to casualty and professional liability lines of business and $2.9 million related to property lines of business, 2) $2.2 million of net unfavorable development in the Commercial Specialty segment primarily driven by unfavorable development of $5.4 million in auto and professional liability lines, partially offset by $3.3 million favorable development in workers compensation lines, 3) $6.7 million of favorable development in the Reinsurance segment comprised of $3.2 million of favorable development attributable to Hurricane Ike and $3.5 million attributable to non-catastrophe losses; 4) $24.4 million unfavorable development in International Specialty lines attributable to property lines written primarily in 2008 and 5) $0.2 million of net favorable development in the Run-off Lines segment primarily driven by $6.1 million of unfavorable development in asbestos and environmental lines, $6.3 million favorable development on legacy PXRE claims, $2.2 million of favorable development related to 2005 Hurricanes, and $2.2 million of unfavorable development in workers compensation lines due to the unwinding of the reserve discount.

Included in losses and LAE for the nine months ended September 30, 2008 was $26.6 million in favorable loss development comprised of the following: 1) $22.6 million of favorable loss development in the Excess and Surplus Lines segment primarily driven by property lines for the 2006 and 2007 accident years and other liability lines related to accident years 2001 through 2005; 2) $1.4 million of unfavorable loss development in the Commercial Specialty segment, which includes $2.0 million of favorable loss reserve development in the property lines for the 2007 accident year and casualty lines for the 2006 and 2007 accident years and unfavorable loss development of $3.4 million primarily related to the normal discount unwinding associated with workers compensation lines; and 3) $5.4 million of favorable loss reserve development in the Run-off Lines segment primarily driven by $5.0 million of favorable loss reserve development in general liability and automobile lines, $2.7 million of unfavorable loss reserve development on workers compensation reserves and $9.5 million unfavorable loss reserve development primarily related to asbestos and environmental liability reserves offset by a $4.5 million reduction to ceded bad debt reserves. In addition, Run-off Lines experienced an additional $8.1 million favorable loss reserve development on PXRE legacy losses for non-catastrophe property lines.

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

Revenues and income (loss) before income taxes for each segment for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Revenue:
Earned premiums
Excess and Surplus Lines	$138.4	$131.4	$403.9	$392.5
Commercial Specialty	90.4	92.6	274.4	261.0
Reinsurance	22.9	22.4	63.4	50.9
International Specialty	95.6	80.4	320.8	111.7
Run-off Lines	(0.1)	(4.0)	0.3	(12.7)

Total earned premiums	347.2	322.8	1,062.8	803.4
Net investment income
Excess and Surplus Lines	14.8	15.7	49.3	46.5
Commercial Specialty	6.6	7.4	22.4	22.0
Reinsurance	1.7	2.0	5.8	6.1
International Specialty	1.4	5.6	8.3	7.2
Run-off Lines	5.4	7.7	18.5	25.4
Corporate and Other	2.0	0.4	8.8	6.2

Total net investment income	31.9	38.8	113.1	113.4
Fee income	4.0	8.2	6.3	10.2
Realized investment and other gains (losses), net	0.7	(18.4)	(20.3)	(18.3)

Total revenue	$383.8	$351.4	$1,161.9	$908.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Income (loss) before income taxes
Excess and Surplus Lines	$14.4	$19.3	$63.6	$66.6
Commercial Specialty	12.1	7.8	34.5	25.3
Reinsurance	13.9	(0.4)	34.0	14.0
International Specialty	0.7	7.5	8.1	13.0
Run-off Lines	(0.5)	(7.0)	4.1	0.7

Total segment income before taxes	40.6	27.2	144.3	119.6
Corporate and Other	2.2	(7.0)	(12.9)	(14.6)
Interest expense	(6.1)	(8.2)	(19.8)	(22.2)
Realized investment and other gains (losses), net	0.7	(18.4)	(20.3)	(18.3)

Total income (loss) before income taxes	$37.4	$(6.4)	$91.3	$64.5

Identifiable assets for each segment as of September 30, 2009 and December 31, 2008 were as follows:

(in millions)	September 30, 2009	December 31, 2008
Excess and Surplus Lines	$2,404.7	$2,286.4
Commercial Specialty	1,186.4	1,197.9
Reinsurance	373.8	299.8
International Specialty	1,773.7	1,614.7
Run-off Lines	875.2	970.4
Corporate and Other	207.3	12.3

Total	$6,821.1	$6,381.5

Included in the International Specialty segment are $780.0 million in assets associated with trade capital providers, which are third party corporate participants for the Company’s Lloyd’s operation.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Commissions	$77.0	$73.0	$237.7	$164.5
General expenses	55.3	50.3	151.6	134.3
Premium taxes, boards and bureaus	8.4	8.2	23.0	19.4

	140.7	131.5	412.3	318.2
Net deferral of policy acquisition costs	(6.6)	(17.3)	(27.4)	(30.4)

Total underwriting, acquisition and insurance expenses	$134.1	$114.2	$384.9	$287.8

During the three and nine months ended September 30, 2009 and 2008, general expenses included $4.8 million and $5.8 million, respectively, of bad debt expense due to the write-off of reinsurance recoverable balances as a result of lost arbitrations.

Included in underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2009 are $41.0 million and $119.0 million, respectively, of expenses attributable to Argo International. Included in underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2008 are $22.8 million and $33.8 million, respectively, of expenses attributable to Argo International (acquisition date effective May 31, 2008).

12.	Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $37.0 million and $31.4 million during the nine months ended September 30, 2009 and 2008, respectively.

Income taxes recovered. The Company recovered $5.7 million of income taxes during the nine months ended September 30, 2009. In June 2009, the Company received a $10.1 million refund attributable to a favorable decision rendered by the California State Board of Equalization related to franchise tax payments paid by Argo Group US, Inc. for tax years 1994 through 1999. Of this refund, $5.6 million was a recovery of taxes and $4.5 million was earned interest. This earned interest has been reflected in “Net investment income” in the Consolidated Statements of Income for the nine months ended September 30, 2009.

Interest paid. The Company paid interest on the junior subordinated debentures of $18.5 million and $21.2 million during the nine months ended September 30, 2009 and 2008, respectively. The Company paid interest on its other indebtedness of $4.1 million and $6.5 million during the nine months ended September 30, 2009 and 2008, respectively.

13.	Fair Value Measurements

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

Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. The inputs of these valuation techniques are categorized into three levels.

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

The Company receives fair value prices from an independent pricing service and its third-party investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of September 30, 2009. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

Available-for-Sale Fixed Maturity Investments: U.S. Treasury Notes included in available-for-sale fixed maturity investments are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date. Effectively all other available-for-sale fixed maturity investments are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from either an independent pricing service using quoted prices or from its investment managers. These Level 2 inputs are valued by either the pricing service or the investment managers utilizing observable data that may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The remaining securities are reported at fair value utilizing Level 3 inputs. These securities are priced by the investment managers utilizing unobservable inputs.

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

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s which represents the Company’s Corporate member’s capital as security to support the underwriting business at Lloyd’s. Lloyd’s invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at September 30, 2009, have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2009	Level 1	Level 2	Level 3
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$180.4	$180.4	$—	$—
U.S. Government agencies	385.8	—	385.8	—
Obligations of states and political subdivisions	739.5	—	739.5	—
Corporate securities	590.5	—	589.8	0.7
Structured securities	1,247.3	—	1,247.3	—
Foreign	213.5	—	213.5	—
Fixed maturities (Trading):
Foreign	2.2	—	2.2	—
Equity securities	264.9	257.9	—	7.0
Other investments	60.2	—	60.2	—
Short-term investments	606.5	606.4	0.1	—

	$4,290.8	$1,044.7	$3,238.4	$7.7

The fair value measurements in the table above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting that are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at September 30, 2009 is as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Fixed Maturities	Equity Securities	Total
Beginning balance, January 1, 2009	$1.4	$6.2	$7.6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	(0.2)	0.8	0.6
Purchases, issuances and settlements	(0.5)	—	(0.5)
Transfers in and/or out of Level 3	—	—	—

Ending balance, September 30, 2009	$0.7	$7.0	$7.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$—	$—

At September 30, 2009, the Company did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

14.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 13, “Fair Value Measurements” for additional information.

Premiums receivable and reinsurance recoverables. The carrying value of current receivables approximates fair value. At September 30, 2009 and December 31, 2008, the carrying values of premiums receivable over 90 days were $16.6 million and $11.0 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, are amounts that are due from third party trade reinsurers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, the payable was in excess of the receivable. Of the Company’s paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International, at September 30, 2009 and December 31, 2008, the carrying values over 90 days were $17.3 million and $22.5 million, respectively. The Company’s methodology for establishing its allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At September 30, 2009 and December 31, 2008, the allowance for doubtful accounts for premiums receivable were $5.8 million and $6.6 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables were $4.0 million and $9.8 million, respectively. Further, as of September 30, 2009 and December 31, 2008, premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0.6 million, respectively, and reinsurance recoverables over 90 days were secured by collateral in the amount of $0.7 million and $1.0 million, respectively. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Revolving credit facility. The Company’s outstanding balance under its revolving credit facility at September 30, 2009 and December 31, 2008 was $0 and $50.0 million, respectively. When drawn upon, the carrying amount of any borrowing approximates fair value. The interest rate on the revolving credit facility is reset approximately every thirty days. Accrued interest becomes due and payable at each reset date.

Long-term debt. At September 30, 2009 and December 31, 2008, the fair value of the Company’s Junior Subordinated Debentures was estimated using quoted prices based on current market conditions.

Floating rate loan stock. At September 30, 2009 and December 31, 2008, the fair value of Argo International’s floating rate loan stock was estimated using quoted prices based on current market conditions.

A summary of the Company’s financial instruments whose carrying value did not equal fair value at September 30, 2009 and December 31, 2008 is shown below:

	September 30, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.4	$202.1	$311.4	$217.9
Floating rate loan stock	69.4	34.5	67.3	47.7

	$380.8	$236.6	$378.7	$265.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008, and also a discussion of the Company’s financial condition as of September 30, 2009. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009, including the audited Consolidated Financial Statements and notes thereto.

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

Generally, it is the Company’s policy to communicate events that may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in the investment portfolio, in a timely manner through a public announcement. It is also the Company’s policy not to make public announcements regarding events that are believed have no material impact on the Company’s results of operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$505.8	$477.7	$1,573.9	$1,221.9

Earned premiums	$347.2	$322.8	$1,062.8	$803.4
Net investment income	31.9	38.8	113.1	113.4
Fee income	4.0	8.2	6.3	10.2
Realized investment and other gains (losses), net	0.7	(18.4)	(20.3)	(18.3)

Total revenue	$383.8	$351.4	$1,161.9	$908.7

Income (loss) before income taxes	$37.4	$(6.4)	$91.3	$64.5
Provision for income taxes	9.8	2.4	14.8	13.4

Net income (loss)	$27.6	$(8.8)	$76.5	$51.1

Loss ratio	60.0%	70.8%	60.7%	65.3%
Expense ratio	38.6%	35.4%	36.2%	35.8%

Combined ratio	98.6%	106.2%	96.9%	101.1%

The increase in consolidated gross written and earned premiums for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily attributable to the operations of Argo International (acquired effective May 31, 2008), and to a reduction in ceded premiums under a quota share reinsurance contract within the Excess and Surplus Lines segment. Earned premiums resulting from Argo International were $95.6 million and $320.8 million for the three and nine months ended September 30, 2009, respectively, compared to $80.4 million and $111.7 million for the same periods in 2008. Earned premiums within the Excess and Surplus lines segment for the three and nine months ended September 30, 2008 were reduced by $11.1 million and $44.6 million, respectively, for earned premiums ceded under a quota share reinsurance contract that was terminated in 2008. Earned premiums for the three and nine months ended September 30, 2008 were reduced by $3.4 million for net reinstatement premiums related to property catastrophe reinsurance contracts. Most of the Company’s product lines have experienced increased competition and/or reduced rates during 2009, with the exception of Argo Re where property catastrophe pricing has increased relative to 2008.

Consolidated net investment income decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 due to lower investment yields partially offset by higher invested asset balances resulting from positive cash flows from operations. Additionally, included in consolidated net investment income for the nine months ended September 30, 2009 was $4.5 million in interest received from the state of California related to a tax settlement. Total invested assets at September 30, 2009 and 2008 were $4,087.0 million and $3,770.5 million, respectively, net of $230.0 million and $239.1 million of invested assets attributable to Argo International’s trade capital providers.

Consolidated fee income represents commissions and other fees earned by the Company for non-risk bearing activities. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income and profit commission from managing third party capital for certain syndicates at Lloyd’s. Consolidated fee income was $4.0 million and $6.3 million for the three and nine months ended September 30, 2009, compared to $8.2 million and $10.2 million for the same periods in 2008. The decline in fee income was principally the result of reduced profit commissions due to the decline in operating profits in the International Specialty segment.

Consolidated realized investment and other gains, net, for the three months ended September 30, 2009 were $0.7 million compared to $18.4 million realized loss for the same period in 2008. Consolidated realized investment and other losses, net, for the nine months ended September 30, 2009 was $20.3 million compared to $18.3 million for the same period in 2008. Included in realized investment losses for the three and nine months ended September 30, 2009 were $8.8 million and $36.6 million, respectively, of realized loss due to the recognition of other-than-temporary impairments, compared to $20.1 million and $29.1 million for the same periods in 2008. Included in the other-than-temporary-impairment charge for the three and nine months ended September 30, 2009 was $7.4 million and $13.4 million of foreign currency exchange loss on securities the Company intends to sell or has subsequently has sold. If individual securities are determined to have an other-than-temporary impairment, the security is written down to its fair value. Partially offsetting these realized losses for the nine months ended September 30, 2008 was a realized gain on the sale of PXRE Reinsurance Company of $2.3 million (which closed in the first quarter of 2008) and realized gains from the sale of securities totaling $8.4 million.

Consolidated losses and loss adjustment expenses were $208.3 million and $644.6 million for the three and nine months ended September 30, 2009, respectively, compared to $228.4 million and $524.7 million for the same period in 2008. The consolidated loss ratios for the three and nine months ended September 30, 2009 were 60.0% and 60.7%, respectively, compared to 70.8% and 65.3% for the same periods in 2008. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2008 was $56.5 million in losses resulting from hurricanes Gustav and Ike. Included in losses and loss adjustment expenses for the nine months ended September 30, 2009 was $10.0 million in net unfavorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the nine months ended September 30, 2009:

(in millions)	Net Reserves at December 31, 2008	Net Reserve Development	Percent of Net Reserves by Line of Business
General liability	$909.9	$(9.0)	-1.0%
Workers compensation	465.4	(0.7)	-0.2%
Commercial multi-peril	190.2	5.4	2.8%
Commercial auto liability	145.7	7.3	5.0%
Special property	19.0	0.8	4.2%
Auto physical damage	10.0	(4.1)	-41.0%
Argo International	239.5	24.4	10.2%
Argo Re	30.0	(6.7)	-22.3%
PXRE Legacy	97.6	(8.5)	-8.7%
All other lines	8.3	1.1	13.2%

Total all lines	$2,115.6	$10.0	0.5%

The net unfavorable development (for the nine months ended September 30, 2009) as related to total net reserves for losses and loss adjustment expenses as of December 31, 2008 represents $10.0 million or less than 1.0% of total reserves outstanding at December 31, 2008. The favorable development in the auto physical damage line of business resulted from better than expected loss frequency and severity. The unfavorable reserve development for the commercial auto liability line was primarily attributable to increased frequency and severity. The general liability line of business had $16.6 million favorable prior accident year loss development primarily within the Excess and Surplus Lines and Commercial Specialty segments, partially offset by $7.6 million of unfavorable reserve development in the Run-off Lines segment, primarily for certain asbestos and environmental claims. The revised reserve estimates for the Argo International net loss reserves developed unfavorably by $24.4 million primarily driven by the property binder book of business written in prior accident years. The unfavorable development recognized related to Argo International was partially offset by $22.8 million of additional estimated ultimate premium within the same property binder book of business. The revised estimate for the PXRE Legacy net loss reserves developed favorably by $8.5 million, with $2.2 million representing a reforecast of the 2005 hurricane losses. Argo Re reserves had favorable development of $6.7 million, with $3.2 million representing a reforecast of hurricane Ike losses.

In determining appropriate reserve levels as of September 30, 2009, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however, the maturation of claims since the last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, and changes to the reinsurance structure. The Company’s net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews relied to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies. Compared with other actuarial methodologies, the paid and incurred Bornhuetter-Ferguson methods assigned the smallest weight to actual reported loss experience, with the greatest weighting assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2009, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

The Company’s loss reserve estimates gradually blend in the results from other methodologies over time. For general liability, more credibility is assigned to methods that rely more heavily on the Company’s actual paid and reported loss experience as the accident year matures. For property business where losses are reported and settled more quickly, more credibility is assigned to methods that rely more heavily on the Company’s actual paid and reported loss experience at an earlier point of maturity.

While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent periods, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions and many other factors impact management’s ultimate loss estimates. Since accident year 2007, pricing for the Company’s products has been under significant competition and management’s expectation is that profitability for certain lines of business decreased accordingly as loss costs have not decreased proportionately.

Consolidated loss reserves were $3,186.9 million (including $235.1 million of reserves attributable to trade capital providers) and $2,987.4 million (including $187.4 million of reserves attributable to trade capital providers) as of September 30, 2009 and 2008, respectively. Management has recorded its best estimate of loss reserves as of September 30, 2009 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $134.1 million and $384.9 million for the three and nine months ended September 30, 2009, respectively, compared to $114.2 million and $287.8 million for the same periods in 2008. Consolidated expense ratios were 38.6% and 36.2% for the three and nine months ended September 30, 2009, respectively, compared to 35.4% and 35.8% for the same periods in 2008. The higher expense ratios for 2009 were primarily attributable to increased commission expense within the Excess and Surplus Lines and International Specialty. Included in the three and nine months ended September 30, 2009 and 2008, was $4.8 million and $5.8 million, respectively, of bad debt expense due to the write-off of reinsurance recoverable balances in the Run-off Lines segment as a result of lost arbitrations.

Consolidated interest expense and other were $9.0 million and $27.3 million for the three and nine months ended September 30, 2009, respectively, compared to $11.9 million and $28.4 million for the same periods in 2008. Consolidated interest expense declined from $8.0 million and $22.2 million for the three and nine months ended September 30, 2008, respectively, to $6.1 million and $19.8 million for the same periods in 2009. The decline in interest expense was the result of more favorable interest rates on the Company’s outstanding debt reflecting current market conditions coupled with a $50.0 million reduction in amounts drawn under the Company’s revolving credit facility. Included in consolidated interest expense and other for the three and nine months ended September 30, 2009 was $2.9 million and $7.5 million, respectively, of expenses related to the generation of fee income within the Commercial Specialty and International Specialty segments, compared to $3.7 million and $5.7 million for the same periods in 2008. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income from managing third party capital for certain syndicates at Lloyd’s. The reduction in other expense for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to the reduction in fee income noted above.

Consolidated foreign currency exchange gain on transactions that are settled in currencies other than U.S. Dollars was $5.0 million for the three months ended September 30, 2009. The foreign currency gain for the three months ended September 30, 2009 was primarily attributable to the movement of non U.S. Dollar net liabilities and foreign exchange rates during the quarter. Consolidated foreign currency exchange loss on transactions that are settled in currencies other than U.S. Dollars was $7.9 million for the nine months ended September 30, 2009. The loss was primarily attributable to the weakening of the U.S. Dollar against the British Pound, the Canadian Dollar and the Euro for business transacted at Argo International.

In June 2009, the Company deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyd’s market and the subsequent renaming of Heritage to Argo International. The expense recognized as a result of this impairment was $5.9 million, which represented the unamortized balance as of the impairment date.

Consolidated provision for income taxes was $9.8 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively. Consolidated provision for income taxes was $14.8 million and $13.4 million for the nine months ended September 30, 2009 and 2008, respectively. Included in the consolidated provision for income taxes for the nine months ended September 30, 2009 was a $5.6 million tax refund received from the state of California due to a favorable tax settlement. Offsetting this tax refund was $6.3 million in tax expense from Argo Financial Holding (Ireland) Ltd to the Internal Revenue Service for withholding on dividends received from Argo Group US. The consolidated provision for income taxes for the nine months ended September 30, 2008 was reduced by $2.6 million for adjustments to the tax liability accounts related to the sale of PXRE Reinsurance Company and a $3.7 million reduction to the deferred tax asset valuation allowance. The consolidated income tax provision for the periods in 2009 and 2008 represents the income tax expense associated with the Company’s operations based on the tax laws of the jurisdictions in which they operate.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$164.5	$176.5	$486.6	$516.9

Earned premiums	$138.4	$131.4	$403.9	$392.5
Losses and loss adjustment expenses	91.6	84.4	253.4	242.9
Underwriting, acquisition and insurance expense	47.2	43.4	136.2	129.5

Underwriting (loss) income	(0.4)	3.6	14.3	20.1
Net investment income	14.8	15.7	49.3	46.5

Income before income taxes	$14.4	$19.3	$63.6	$66.6

Loss ratio	66.2%	64.2%	62.7%	61.9%
Expense ratio	34.1%	33.0%	33.7%	33.0%

Combined ratio	100.3%	97.2%	96.4%	94.9%

The increase in earned premiums for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily attributable to the termination of a ceded quota share reinsurance contract in April 2008. Premiums ceded under this contract reduced earned premiums $11.1 million and $44.6 million for the three and nine months ended September 30, 2008. Earned premiums for the three and nine months ended September 30, 2008 were also reduced by $4.3 million of reinstatement premiums related to property catastrophe reinsurance contracts. The decline in gross written premiums was primarily due to market conditions. The excess and surplus lines market place continues to experience increased competition, from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. Pricing in the Excess and Surplus Lines segment has declined moderately for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Additionally, the Excess and Surplus Lines segment has experienced a shift in both product and policyholder mix, resulting in reduced premium writings.

The Excess and Surplus Lines segment’s loss ratios for the three months ended September 30, 2009 and 2008 were 66.2% and 64.2%, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2009 was $1.4 million of favorable development on prior accident years primarily in the casualty and professional lines. Additionally, $1.5 million in additional losses were recorded for the 2009 accident year for higher than expected losses primarily in the professional liability and property lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2008 was $12.6 million in losses resulting from hurricanes Gustav and Ike. Offsetting these losses was $12.5 million of favorable loss reserve development for prior accident years primarily driven by favorable reserve development of $7.4 million relating to property lines for the 2006 and 2007 accident years, and $4.4 million for casualty lines of business for the 2003 through 2005 accident years.

Losses and loss adjustment expenses for the nine months ended September 30, 2009 and 2008 resulted in loss ratios of 62.7% and 61.9%, respectively. Included in losses and loss adjustment expenses for the nine months ended September 30, 2009 was $9.7 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines. Losses and loss adjustment expenses for the nine months ended September 30, 2008 included the hurricane losses noted above, $6.1 million of other storm losses and $3.9 million of fire and other property losses. Included in losses and loss adjustment expenses for the nine months ended September 30, 2008 was favorable development on prior accident years of $22.6 million, primarily driven by property lines for the 2006 and 2007 accident years and other liability occurrence lines related to accident years 2001 through 2005. Loss reserves for the Excess and Surplus lines segment were $1,334.1 million and $1,223.9 million at September 30, 2009 and 2008, respectively.

Underwriting, insurance and acquisition expenses for the three months ended September 30, 2009 and 2008 resulted in expense ratios of 34.1% and 33.0%, respectively. The increase in the expense ratio was attributable to increased contingent commission expense in 2009 due to the lack of catastrophe losses and to a reduction in the deferral of acquisition expenses due to declining premium volumes. The expense ratio for the nine months ended September 30, 2009 was 33.7% compared to 33.0% for the same period in 2008. The increase in the expense ratio in 2009 as compared to 2008 was attributable to the increased contingent commissions, the reduction in the deferral of acquisition expenses and to increased expenses in the first quarter of 2009 associated with a 2008 acquisition.

The decline in net investment income for the three months ended September 30, 2009 as compared to the same period in 2008 was due to reduced yields. The increase in investment income for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily the result of an increase in invested assets due to positive cash flows. Net invested assets attributable to this segment were $1,687.1 million as of September 30, 2009, compared to $1,537.5 million as of September 30 2008.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$166.5	$167.2	$379.9	$405.4

Earned premiums	$90.4	$92.6	$274.4	$261.0
Losses and loss adjustment expenses	60.2	66.7	183.0	185.1
Underwriting, acquisition and insurance expense	25.8	26.8	79.6	73.4

Underwriting income (loss)	4.4	(0.9)	11.8	2.5
Net investment income	6.6	7.4	22.4	22.0
Fee income	4.1	4.5	4.9	5.2
Other expenses	3.0	3.2	4.6	4.4

Income before income taxes	$12.1	$7.8	$34.5	$25.3

Loss ratio	66.6%	72.0%	66.7%	70.9%
Expense ratio	28.5%	29.0%	29.0%	28.1%

Combined ratio	95.1%	101.0%	95.7%	99.0%

The decrease in earned premiums for the three months ended September 30, 2009 as compared to the same period ended in 2008 was primarily attributable to the Company’s coal mining business and reflected the effects of the planned shift to large deductible policies which began in 2008. The increase in earned premium for the nine months ended September 30, 2009 was primarily attributable to growth within the public entity product lines due to an acquisition that expanded business into the New England region in 2008. Earned premiums for the public entity products increased from $82.1 million for the nine months ended September 30, 2008 to $94.9 million for the same period in 2009. Increased gross written premiums in the specialty programs and surety lines comprised the remaining growth in earned premiums for the nine months ended September 30, 2009 as compared to the same periods in 2008. Gross written premiums for the nine months ended September 30, 2008 included $19.1 million from a large account which was not renewed in 2009. In addition, 2009 has experienced reduced premiums associated with the state funds program.

The Commercial Specialty segment’s loss ratios were 66.6% and 72.0% for the three months ended September 30, 2009 and 2008, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2009 was $0.4 million of net favorable loss reserve development on prior accident years. The net favorable loss reserve development was driven by favorable development in workers compensation for accident years 2006 and prior partially offset by unfavorable development in automobile liability and multiple-peril coverages primarily in accident years 2006 through 2008. Losses and loss adjustment expenses for the three months ended September 30, 2008 include $3.0 million related to hurricanes Gustav and Ike coupled with $2.4 million in higher than expected property losses primarily due to other storm activity during the third quarter of 2008. For the three months ended September 30, 2008, the Commercial Specialty segment recognized $1.2 million of favorable development on prior accident years in general liability coverages for the 2006 accident year. Offsetting this favorable development was $1.3 million in unfavorable development for property reserves for the 2007 accident year and workers compensation lines primarily due to the unwinding of the reserve discount.

The loss ratios for the nine months ended September 30, 2009 and 2008 were 66.7% and 70.9%, respectively. Losses for the 2009 accident year include total storm activity of $9.5 million. Additionally, for the nine months ended September 30, 2009, the Commercial Specialty segment recognized $2.2 million of unfavorable loss development on prior accident years. This total reflects adverse development in automobile and professional liability lines and involuntary pool participation, along with the reserve discount on workers compensation business, partially offset by favorable development in workers compensation. Included in losses and loss adjustment expense for the nine months ended September 30, 2008 was the hurricane activity noted above, $11.3 million due to other storm activity and $2.4 million in casualty losses, primarily within the workers compensation and automobile liability lines. Additionally, for the nine months ended September 30, 2008 the Commercial Specialty segment recognized $1.4 million of net unfavorable loss development, which includes $2.0 million of favorable loss reserve development in the property lines for the 2007 accident year in addition to casualty lines for the 2006 and 2007 accident years. This was offset by $3.4 million of unfavorable loss development in workers compensation lines. Loss reserves for the Commercial Specialty segment were $597.1 million and $555.6 million as of September 30, 2009 and 2008, respectively.

The expense ratios for the three and nine months ended September 30, 2009 were 28.5% and 29.0%, respectively, compared to 29.0% and 28.1% for the same periods in 2008. The decline in the expense ratio for the three months ended September 30, 2009 as compared to 2008 was primarily due to a change in business mix combined with reduced overhead expenses due to continued integration of the 2008 acquisitions. The increase in the expense ratio for the nine months ended September 30, 2009 as compared to 2008 was primarily attributable to reduced ceding commissions received on the state fund program due to lower premium volumes, along with a business shift to large deductible products from guaranteed cost products in the coal mining business.

Net investment income for the three and nine months ended September 30, 2009 were $6.6 million and $22.4 million, respectively, compared to $7.4 million and $22.0 million for the same periods in 2008. The decline in net investment income for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to lower yields. Invested assets were $752.0 million as of September 30, 2009, compared to $723.0 million as of September 30, 2008.

Reinsurance. The following table summarizes the results of operations for the Reinsurance segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$28.9	$30.2	$143.0	$124.5

Earned premiums	$22.9	$22.4	$63.4	$50.9
Losses and loss adjustment expenses	3.3	17.0	14.2	26.9
Underwriting, acquisition and insurance expense	7.4	7.8	21.0	16.1

Underwriting income (loss)	12.2	(2.4)	28.2	7.9
Net investment income	1.7	2.0	5.8	6.1

Income (loss) before income taxes	$13.9	$(0.4)	$34.0	$14.0

Loss ratio	14.4%	75.9%	22.4%	52.7%
Expense ratio	32.3%	34.8%	33.1%	31.6%

Combined ratio	46.7%	110.7%	55.5%	84.3%

Earned premiums for the three and nine months ended September 30, 2009 increased as compared to the same period in 2008 due to higher property catastrophe rates in the aftermath of hurricanes Gustav and Ike and the establishment of a new primary excess casualty and professional lines unit. Earned premiums for Argo Re increased to $18.6 million for the three months ended September 30, 2009 compared to $18.2 million for the same period in 2008. The casualty and professional lines unit contributed earned premiums of $1.4 million for the three months ended September 30, 2009. Earned premiums for other assumed programs were $2.9 million and $4.2 million, respectively, for the three months ended September 30, 2009 and 2008. Earned premiums for Argo Re increased to $52.5 million for the nine months ended September 30, 2009 from $36.9 million for the same period ended 2008 due to the factors noted above, coupled with increased gross written premiums written in 2008 and earning into 2009. Earned premiums for the casualty and professional lines unit totaled $1.9 million for the nine months ended September 30, 2009. Earned premiums for other assumed programs were $9.0 million and $14.0 million, respectively, for the nine months ended September 30, 2009 and 2008.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2009 resulted in a loss ratio of 14.4% and 22.4%, respectively, compared to 75.9% and 52.7% for the same periods in 2008. Included in losses and loss adjustment expenses for the three months ended September 30, 2009 was $2.3 million in favorable loss reserve development for prior accident years related to hurricane Ike and non-catastrophe losses. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included $3.2 million in favorable loss reserve development for the 2008 accident year due to Hurricane Ike losses developing more favorably than original estimates, coupled with $3.5 million of favorable reported loss activity on the non-catastrophe losses. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2008 was $12.2 million of losses resulting from hurricanes Ike and Gustav. Loss reserves for the Reinsurance segment were $74.1 million and $44.6 million at September 30, 2009 and 2008, respectively.

The expense ratio for the three months ended September 30, 2009 improved to 32.3% compared to 34.8% for the same period ended 2008, primarily attributable to decreased commission expense on other reinsurance programs. The expense ratio for the nine months ended September 30, 2009 was 33.1% compared to 31.6% for the same period in 2008. The increase in the expense ratio for the nine months ended September 30, 2009 as compared to 2008 was primarily attributable to increased staffing and related costs associated with the new casualty and professional lines units. Expenses associated with these units, as is typical for a start up operation, are disproportionately higher than the rate at which premiums are earned.

Net investment income for the three and nine months ended September 30, 2009 were $1.7 million and $5.8 million, respectively, compared to $2.0 million and $6.1 million for the same periods in 2008. The decline in net investment income for the three and nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to lower yields. Invested asset balances were $198.2 million at September 30, 2009 compared to $191.1 million at September 30, 2008.

International Specialty. The following table summarizes the results of operations for the International Specialty segment. The 2008 results of operations include the three and four months (from date of acquisition) ended September 30, 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Gross written premiums	$145.4	$105.1	$562.6	$179.4

Earned premiums	$95.6	$80.4	$320.8	$111.7
Losses and loss adjustment expenses	55.1	58.5	194.1	75.2
Underwriting, acquisition and insurance expense	41.2	23.2	119.5	34.4

Underwriting income (loss)	(0.7)	(1.3)	7.2	2.1
Net investment income	1.4	5.6	8.3	7.2
Fee income	(0.1)	3.7	1.4	5.0
Other expenses	(0.1)	0.5	2.9	1.3
Impairment of intangible asset	—	—	5.9	—

Income before income taxes	$0.7	$7.5	$8.1	$13.0

Loss ratio	57.6%	72.8%	60.5%	67.4%
Expense ratio	43.1%	28.8%	37.3%	30.8%

Combined ratio	100.7%	101.6%	97.8%	98.2%

Earned premiums represent premiums earned on the portion of gross written premiums retained by the Company. In 2009, the Company increased its underwriting participation in the syndicates it manages to 61% from 54% in 2008. During the three months ended September 30, 2009 the Company’s gross written premiums included approximately $40.0 million of increased writings from its property binder business. Of this amount, approximately $15.0 million of earned premiums were retained by the Company for its syndicate participation which largely accounts for the increased earned premiums for the three months ended September 2009 compared to the same period in 2008. Gross written premiums and earned premiums for the nine months ended 2009 and 2008 are not comparable because the 2008 period includes only the four months from the acquisition date effective May 31, 2008.

Losses and loss adjustment expenses are reported net of losses ceded to trade capital providers. Losses and loss adjustment expense ratios for the three and nine months ended September 30, 2009 are lower than the same periods in 2008 due to lower catastrophe losses in 2009. The three and four months ended September 30, 2008 included $28.7 million in losses resulting from hurricanes Gustav and Ike which is the primary cause for higher loss ratios in 2008. Losses and loss adjustment expenses for the three and nine months ended September 30, 2009 include prior year adverse development of $2.2 million and $24.4 million which are partially offset by additional premiums of $5.6 million and $22.8 million, respectively, compared to no prior year development for the same periods in 2008. Loss reserves were $605.3 million at September 30, 2009, including $235.1 million of reserves attributable to trade capital providers, compared to loss reserves at September 30, 2008 of $458.4 million including $187.4 million of reserves attributable to trade capital providers.

The increase in the underwriting, acquisition and insurance expense ratios for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a different mix of business with higher commission program business and less open market property business as well as post-acquisition costs associated with integrating the International Specialty segment into the business. Similarly, the nine month 2009 ratio is higher than the 2008 ratio partially due to the analogous mix of business effect and post-acquisition integration costs.

Fee income for the three and nine months ended September 30, 2009 declined as compared to the same periods in 2008 due to a reduction in accrued profit commissions as a result of a reduction in prior year syndicate profitability. Other expenses are primarily incurred in the production of fee income and are lower for the three months ended September 30, 2009 as compared to the same period in 2008 due to a reduction in incentive compensation accruals stemming from the reduced syndicate profitability. Other expenses for the nine month period also benefited from the incentive compensation expenses reduction but are higher than the corresponding period in 2008 because 2009 includes nine months of expenses while 2008 includes four months of expenses for the period subsequent to the acquisition.

Investment income was lower in the third quarter of 2009 compared to 2008 due to lower yields on investments. Net investment income for the nine months ended September 30, 2009 was impacted by the lower yield investments but was higher than the nine months ended 2008 since 2008 only includes the four months since the May 31, 2008 acquisition.

Net investment income represents earnings on investments retained for the benefit of the Company. Total invested assets for the International Specialty segment as of September 30, 2009 were $602.7 million, excluding $230.0 million attributable to the trade capital providers. Total invested assets for the International Specialty segment as of September 30, 2008 were $522.3 million, excluding $239.1 million attributable to trade capital providers.

In June 2009, the Company deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyd’s market and the subsequent renaming of Heritage to Argo International, resulting in a $5.9 million charge.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Earned premiums	$(0.1)	$(4.0)	$0.3	$(12.7)
Losses and loss adjustment expenses	(1.9)	1.8	(0.1)	(5.4)
Underwriting, acquisition and insurance expense	7.7	8.7	14.8	16.9

Underwriting loss	(5.9)	(14.5)	(14.4)	(24.2)
Net investment income	5.4	7.7	18.5	25.4
Other expenses	—	0.2	—	0.5

Income (loss) before income taxes	$(0.5)	$(7.0)	$4.1	$0.7

Earned premiums for the three and nine months ended September 30, 2009 and 2008 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies and other adjustments on policies previously written.

Losses and loss adjustment expenses for the three months ended September 30, 2009 included $1.9 million of net favorable loss reserve development on prior accident years. Favorable loss reserve development consisted of $2.6 million for the legacy PXRE lines attributable to reserves for the 2005 hurricanes and for the non-catastrophe reinsurance lines, partially offset by $0.7 million related to the workers compensation reserve discount. Included in losses and loss adjustment expenses for the three months ended September 30, 2008 was $1.8 million of net unfavorable loss reserve development on prior accident years. The unfavorable loss reserve development was the result of $9.1 million unfavorable loss reserve development on asbestos and environmental reserves and $0.9 million of loss reserve development related to the workers compensation lines. Offsetting this unfavorable loss reserve development was $3.6 million of favorable development on the legacy PXRE property non-catastrophe reinsurance reserves. Additionally, during the third quarter of 2008 the Company reduced its ceded bad debt reserve for asbestos and environmental lines by $4.5 million.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2009 was $6.1 million in unfavorable reserve development for prior accident years resulting from the settlement of one large asbestos claim in the first quarter of 2009, coupled with $2.2 million related to the workers compensation reserve discount. More than offsetting this unfavorable loss reserve development was $8.4 million in favorable loss reserve development on the legacy PXRE prior accident years resulting from non-catastrophe reinsurance lines and favorable development on the 2005 hurricane reserves. Losses and loss adjustment expenses for the nine months ended September 30, 2008 includes $5.4 million of favorable loss reserve development primarily driven by $8.1 million in favorable loss reserve development for the non-catastrophe reinsurance lines, $5.0 million of favorable loss reserve development in general liability and automobile lines and $4.5 million reduction to ceded bad debt reserves for asbestos and environmental lines. Offsetting this favorable development was $2.4 million unfavorable loss reserve development in unallocated loss adjustment expenses, $0.3 million of unfavorable loss reserve development on workers compensation reserves and $9.5 million unfavorable loss reserve development primarily related to asbestos and environmental liability reserves.

Loss reserves for the Run-off Lines were as follows:

	September 30,
	2009		2008
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$143.3	$125.4	$157.2	$141.4
Incurred losses	30.4	6.5	8.6	4.7
Losses paid	(43.7)	(32.3)	(16.0)	(15.0)

Asbestos and environmental loss reserves, end of period	130.0	99.6	149.8	131.1
Risk management	374.0	274.1	416.5	298.8
PXRE run-off reserves	58.5	58.4	119.9	119.7
Other run-off lines	13.8	13.4	18.7	17.9

Total loss reserves - Run-off Lines	$576.3	$445.5	$704.9	$567.5

The Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. In the third quarter of 2009, the Company concluded the review of asbestos and environmental liability reserves. The Company utilizes a consulting actuary to assist in determining the indicated liability and then reviews the study results. The Company determined that the reserve estimates as of September 30, 2009 represented management’s best estimate of future liabilities and determined that the current reserves were reasonable. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting, acquisition and insurance expenses decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 due to the reduction of administrative expenses as loss reserves pay down. Included in underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2009 was $4.8 million in bad debt expense due to the write-off of a reinsurance recoverable balance as a result of a lost arbitration.

The decline in net investment income was primarily attributable to a decline in the invested assets resulting from a pay down of loss reserves, coupled with lower investment yields. Total invested assets were $619.0 million as of September 30, 2009, compared to $749.5 million as of September 30, 2008. Included in other expenses for the three and nine months ended September 30, 2008 was the net change in fair value on a derivative reinsurance contract.

Pension Plans

In November 2003, the decision to curtail the Argo Group US pension plans was made. The Company did not recognize any net periodic benefit cost for the nine months ended September 30, 2009. The Company does not believe that any significant funding of the pension plans will be required during the current year.

The Company has varying types of pension, contributory, and non-contributory employee savings programs providing benefits for certain U.S. and non-U.S. operations.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are claim payments, reinsurance costs, acquisition and operating expenses.

For the nine months ended September 30, 2009, net cash provided by operating activities was $239.8 million compared to $122.8 million of net cash provided for the same period in 2008. Net operating cash provided increased partially due to 2009 results reflecting nine months of additional net cash contributions from Argo International as compared to only four months in 2008. Argo International’s acquisition date for accounting purposes is May 31, 2008. Net cash provided from Argo Re also increased. Partially offsetting the increase in net cash provided from Argo International and Argo Re is the declining premium volume in 2009 from the Excess & Surplus and Commercial Specialty segments. Additionally, contributing to the cash provided for the nine months ended September 30, 2009 is a tax refund and interest of approximately $10.0 million received from the state of California. The Company did not experience the same significant cash outflows during the nine months ended September 30, 2009 as those experienced during the same periods in 2008. During the same periods of 2008, the Company had cash outflows associated with the commutation of certain reinsurance agreements; annual premium payments associated with two legacy PXRE reinsurance contracts; and payment related to a catastrophe bond transaction.

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

Income Taxes

The Company is incorporated under the laws of Bermuda and under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts the Company from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

The Company does not consider itself to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, does not expect to be subject to direct United States or United Kingdom income taxation.

The Company has subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Six of the United Kingdom subsidiaries are deemed to be engaged in business in the United States and are therefore subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid which arise from the underwriting business. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely.

The United States subsidiaries of the Company file a consolidated United States federal income tax return. Each United Kingdom subsidiary is required to file its own corporation tax return. The Company also has operations in Belgium and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

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

The Company utilizes the services of three professional fixed income investment managers and one professional equity investment manager.

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA+. At September 30, 2009, 95.2% ($3.2 billion at fair value) of the Company’s portfolio was rated A or better, with 61.4% ($2.1 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$180.4	$—	$—	$—	$180.4
U.S. Government agencies	383.6	2.2	—	—	385.8
Obligations of states and political subdivisions	90.7	499.3	138.8	10.7	739.5
Corporate securities	61.3	82.2	336.3	110.7	590.5
Structured securities:
CMO/MBS-agency	852.2	—	—	—	852.2
CMO/MBS-non agency	22.8	5.9	1.8	19.9	50.4
CMBS	158.0	—	5.4	3.8	167.2
ABS-residential	6.6	2.7	4.2	4.5	18.0
ABS-non residential	152.0	2.8	1.4	3.3	159.5
Foreign	155.7	23.3	28.6	8.1	215.7

Total Fixed Maturities	$2,063.3	$618.4	$516.5	$161.0	$3,359.2

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At September 30, 2009, the total fair value of these securities was $416.5 million, or 9.6% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The tables below show the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “with” the guarantee is the higher of the monoline insurer or underlying issuer rating. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

Insurer	With Guarantee
(in millions)	AAA	AA	A	Below A	Total
AMBAC	$—	$45.0	$25.2	$12.3	$82.5
FGIC	—	20.5	8.1	1.7	30.3
XLCA	—	—	4.5	1.2	5.7
Assured Guaranty	136.2	—	—	—	136.2
National Public Finance	—	100.7	61.1	—	161.8

Total With Guarantee	$136.2	$166.2	$98.9	$15.2	$416.5

(in millions)	Without Guarantee
AAA	$—
AA	256.2
A	136.2
Less than A	10.1
Not Rated	14.0

Total Without Guarantee	$416.5

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The average credit quality of monoline holdings without the guarantees is AA-. The Company has no direct investment in any of the monoline insurers at September 30, 2009.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $167.6 million par value of CMBS holdings at September 30, 2009. The amortized cost of these CMBS securities was $167.2 million and the fair value was $167.2 million, representing 3.9% of the Company’s consolidated investment portfolio. Of these CMBS securities, 93.4% ($158.0 million at fair value) were rated AAA and the remaining $9.2 million were rated AA or lower (all above investment grade). These CMBS securities are generally of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; 2005 vintages and earlier represent 91.3% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 16.7% of these securities have been defeased with U.S. Treasury securities.

ABS: The Company’s investment portfolio includes $155.8 million par value of non-residential ABS holdings at September 30, 2009. The amortized cost of these ABS securities was $158.1 million and the fair value was $159.5 million, representing 3.7% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland leases, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. Equity price risk is managed through application of the Investment Policy, as approved by the Investment Committee. Compliance is confirmed by monitoring the funds committed to the various types of securities and by limiting the exposure in any one investment or type of investment. At September 30, 2009, the fair value of the equity securities portfolio was $264.9 million.

Total Portfolio

As of September 30, 2009, the Company had gross unrealized losses of $7.5 million that were in an unrealized loss position for less than one year and $19.7 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed income portfolio accounted for 95.4% of the unrealized losses greater than one year, which were due to macroeconomic issues affecting market liquidity and increases in credit spreads. The Company has concluded that the above declines in the fair values of its investments in equity and fixed income securities as of September 30, 2009 are temporary.

For the three months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairments of $8.8 million and $20.1 million, respectively. Of the 2009 loss, $7.4 million is related to foreign currency losses on short-term investments held at Lloyd’s that the Company intends to sell. For the nine months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairments of $36.6 million and $29.0 million, respectively. Of the 2009 loss, $13.4 million is related to foreign currency losses on short-term investments held at Lloyd’s that the Company has sold or intends to sell.

No issuer (excluding the United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 3.9% of shareholders’ equity as of September 30, 2009.

The Company has evaluated its equity portfolio to determine what level, if any, the current market conditions may have on its other-than-temporary writedowns for the fourth quarter of 2009. Assuming September 30, 2009 market prices, the Company does not anticipate any writedowns on its equity portfolio in the fourth quarter of 2009.

Foreign Currency Risk

The Company has exposure to foreign currency risk in both its insurance contracts and its invested assets. Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, the Company attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Accounts under the insurance policies may settle in currencies including U.S. Dollars, Euros, British Pounds, Canadian Dollars, Swiss Francs, Danish Krone, and Japanese Yen. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and/or losses related to exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended September 30, 2009 and 2008, the Company recorded realized gains of $5.0 million and realized losses of $3.3 million, respectively, on foreign currency translation. For the nine months ended September 30, 2009 and 2008, the Company recorded realized losses of $7.9 million and $3.3 million, respectively, on foreign currency translation.

The Company holds investments that are denominated in foreign currencies. For these foreign denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

Indebtedness

At September 30, 2009, the Company has $380.8 million of indebtedness outstanding of which $231.7 million or 60.8% is subject to variable interest rates and $149.1 million has fixed interest rates. Thus, interest expense on this debt is directly correlated to market interest rates, primarily changes in the three-month U.S. dollar-denominated LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the September 30, 2009 outstanding floating par value of $231.7 million, a 100 basis point change in market interest rates would change annual interest expense by $2.3 million per annum.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting made during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

PXRE Group Ltd. and certain of its former officers were parties to a Tolling and Standstill Agreement with certain institutional investors in connection with potential claims arising out of the Private Placement of Series D Perpetual Non-voting Preferred Shares of PXRE that were sold pursuant to the Private Placement Memorandum dated on or about September 28, 2005, (the “Private Placement”). Following expiration of the Tolling and Standstill Agreement, a lawsuit was filed by this same group of institutional investors against PXRE Group Ltd., Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York on December 4, 2008 alleging causes of action based on facts and circumstances relating to the Private Placement. The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a)(2) of the Securities Act of 1933. In addition, the complaint alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009.

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the pending class action litigation, Private Placement lawsuit or any future proceedings regarding the above matters. Nor can Argo Group currently predict the timing of any rulings, trials or other significant events relating to such matters. Given these limitations and the inherent difficulty of projecting the outcome of matters in litigation, Argo Group cannot reasonably estimate at this time the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings. The Company has insurance protection but a settlement above the coverage could impact the Company’s financial position.

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

Issuer Purchase of Equity Securities

The following table provides information with respect to shares of the Company’s common stock that were repurchased or surrendered during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2009	—	$—	—	$144,856,935
August 1 through August 31, 2009	3,175	34.62	—	144,856,935
September 1 through September 30, 2009	—	—	—	144,856,935

Total	3,175	$34.62	—	$144,856,935

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended September 30, 2009, the Company received 3,175 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common stock. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restrict stock units, the Company did not repurchase any shares during the three and nine months ended September 30, 2009. As of September 30, 2009, the Company had purchased 145,999 shares at an average price of $35.23 (total of $5.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 9, 2009	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 9, 2009	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer