Form 10-Q
period 2010-03-31
Argo Group International Holdings, Ltd.
filed 2010-05-07
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of May 6, 2010.

Title	Outstanding
Common Shares, par value $1.00 per share	31,050,087

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2010 - $3,566.3; 2009 - $3,445.8)	$3,651.2	$3,529.9
Trading (cost: 2010 - $0; 2009 - $2.2)	—	2.2
Equity securities, at fair value (cost: 2010 - $173.6; 2009 - $181.6)	265.7	265.9
Other investments (cost: 2010 - $107.4; 2009 - $97.4)	106.8	97.0
Short-term investments, at fair value (cost: 2010 - $265.2; 2009 - $439.4)	265.2	439.3

Total investments	4,288.9	4,334.3

Cash	39.5	18.1
Accrued investment income	31.6	30.8
Premiums receivable	375.8	380.7
Reinsurance recoverables	1,170.5	1,379.4
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	95.6	96.5
Current income taxes receivable, net	—	7.9
Deferred tax asset, net	1.9	6.6
Deferred acquisition costs, net	175.2	185.7
Ceded unearned premiums	193.0	197.7
Other assets	107.9	106.9

Total assets	$6,632.1	$6,896.8

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,231.8	$3,203.2
Unearned premiums	763.5	803.6
Accrued underwriting expenses	104.2	100.8
Ceded reinsurance payable, net	477.2	707.9
Funds held	36.0	38.0
Other indebtedness	65.8	69.2
Junior subordinated debentures	311.5	311.4
Current income taxes payable, net	0.9	—
Other liabilities	31.5	47.8

Total liabilities	5,022.4	5,281.9

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,016,251 and 30,982,839 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	31.0	31.0
Additional paid-in capital	704.3	702.4
Treasury shares (1,100,245 and 145,999 shares at March 31, 2010 and December 31, 2009, respectively)	(35.1)	(5.1)
Retained earnings	796.2	779.2
Accumulated other comprehensive gain, net of taxes	113.3	107.4

Total shareholders’ equity	1,609.7	1,614.9

Total liabilities and shareholders’ equity	$6,632.1	$6,896.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Premiums and other revenue:
Earned premiums	$323.5	$343.4
Net investment income	33.8	39.3
Fee income (expense), net	0.5	(1.4)
Realized investment gains (losses), net	14.5	(11.8)

Total revenue	372.3	369.5

Expenses:
Losses and loss adjustment expenses	212.1	203.2
Underwriting, acquisition and insurance expenses	127.5	127.9
Interest expense	6.0	7.0
Foreign currency exchange gain	(6.8)	—

Total expenses	338.8	338.1

Income before income taxes	33.5	31.4
Provision for income taxes	12.8	4.4

Net income	$20.7	$27.0

Net income per common share:
Basic	$0.68	$0.88

Diluted	$0.67	$0.88

Dividend declared per common share:	$0.12	$—

Weighted average common shares:
Basic	30,625,822	30,641,972

Diluted	30,858,657	30,746,989

	For the Three Months Ended March 31,
	2010	2009
Realized investment gains before other-than-temporary impairment losses	$14.5	$2.3
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	—	(5.7)
Other-than-temporary impairment losses on equity securities	—	(8.4)
Non-credit portion of loss recognized in other comprehensive income	—	—

Impairment losses recognized in earnings	—	(14.1)

Realized investment gains (losses), net	$14.5	$(11.8)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net income	$20.7	$27.0

Other comprehensive income:
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	23.4	(6.6)
Reclassification adjustment for (gains) losses included in net income	(13.1)	12.3

Other comprehensive income before tax	10.3	5.7
Income tax provision (benefit) related to other comprehensive income:
Gains (losses) arising during the period	8.8	(0.7)
Reclassification adjustment for (gains) losses included in net income	(4.4)	4.4

Income tax provision related to other comprehensive income	4.4	3.7
Other comprehensive income, net of tax	5.9	2.0

Comprehensive income	$26.6	$29.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$20.7	$27.0
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	7.8	2.6
Share-based payments expense	2.4	2.2
Excess tax expense from share-based payments arrangements	—	0.2
Deferred income tax provision (benefit), net	0.9	(3.9)
Realized investment (gains) losses, net	(14.5)	11.8
Change in:
Accrued investment income	(0.8)	3.9
Receivables	213.8	(25.9)
Deferred acquisition costs	10.5	(3.1)
Ceded unearned premiums	4.7	(10.3)
Reserves for losses and loss adjustment expenses	28.6	65.4
Unearned premiums	(40.1)	25.5
Ceded reinsurance payable and funds held	(232.7)	(50.4)
Income taxes payable	8.8	(5.7)
Accrued underwriting expenses	2.6	15.7
Sale of trading investment	2.1	—
Other assets and liabilities, net	(52.1)	(37.3)

Cash (used) provided by operating activities	(37.3)	17.7

Cash flows from investing activities:
Sales of fixed maturity investments	845.1	86.9
Maturities and mandatory calls of fixed maturity investments	118.9	86.1
Sales of equity securities	29.1	44.5
Sales of other investments	0.1	—
Purchases of fixed maturity investments	(1,028.7)	(185.5)
Purchases of equity securities	(13.5)	(7.7)
Purchases of other investments	(0.2)	(0.7)
Change in foreign regulatory deposits	(8.8)	(5.0)
Change in short-term investments	167.3	(49.0)
Purchases of fixed assets	(3.9)	(3.4)
Other, net	(13.4)	12.4

Cash provided (used) by investing activities	92.0	(21.4)

Cash flows from financing activities:
Activity under revolving credit facility, net	—	9.1
Activity under stock incentive plans	0.4	0.4
Repurchase of Company’s common shares	(30.0)	—
Excess tax expense from share-based payment arrangements	—	(0.2)
Payment of cash dividend to common shareholders	(3.7)	—

Cash (used) provided by financing activities	(33.3)	9.3

Change in cash	21.4	5.6
Cash, beginning of period	18.1	5.2

Cash, end of period	$39.5	$10.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group” or the “Company”) and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, the fair value of investments, the valuation of goodwill and the Company’s deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010.

The interim financial information as of, and for the three months ended, March 31, 2010 and 2009 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of March 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information required by GAAP for complete financial statements.

2.	Recently Issued Accounting Standards

In June 2009 and as updated to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification in December 2009, the FASB issued an accounting standard to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The accounting standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, modifying existing guidance that required reconsideration only when specific events occurred. The accounting standard amends certain existing guidance for determining whether an entity is a variable interest entity. Application of the accounting standard requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Finally, the accounting standard requires additional disclosures to provide more transparent information about involvement in a variable interest entity. The accounting standard became effective as of the beginning of the entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application was prohibited. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations and financial condition.

In January 2010, the FASB issued an accounting update that requires new fair value measurement disclosures and clarifies current fair value measurement disclosure requirements. Companies will now be required to disclose separate significant transfers in and out of Level 1 and Level 2 categories and provide an explanation for the transfer(s). Companies are also required to separately disclose purchases, sales, issuances and settlements in the Level 3 reconciliation table rather than aggregating this activity in one line as previously allowed. The update clarifies that fair value measurement disclosures should be for each class of assets and liabilities. The update also clarifies that disclosures about inputs and valuation techniques are required for recurring and nonrecurring fair value measurements that are categorized as Level 2 or Level 3. Except for the separate disclosure requirements related to the Level 3 reconciliation table, the disclosures required by this accounting update are effective for interim and annual reporting periods beginning after December 15, 2009. The Level 3 reconciliation table disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the update as required, and elected to early adopt the Level 3 reconciliation table disclosure requirements for its March 31, 2010 reporting period. See Note 3, “Investments” for required disclosures.

3.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of March 31, 2010 and December 31, 2009 were as follows:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
U.S. Treasury securities	$194.5	$1.9	$1.1	$195.3
U.S. Government agencies (1)	380.2	9.3	0.2	389.3
Obligations of states and political subdivisions	642.2	29.4	0.9	670.7
Corporate securities	657.7	16.8	2.9	671.6
Structured securities:
CMO/MBS-agency (2)	788.6	31.9	0.7	819.8
CMO/MBS-non agency	62.6	0.7	4.7	58.6
CMBS (3)	170.5	5.1	1.4	174.2
ABS-residential (4)	22.3	—	4.4	17.9
ABS-non residential	240.9	3.2	0.6	243.5
Foreign	406.8	14.3	10.8	410.3

Total fixed maturities	3,566.3	112.6	27.7	3,651.2
Equity securities	173.6	92.5	0.4	265.7
Other investments	107.4	—	0.6	106.8
Short-term investments	265.2	—	—	265.2

Total investments	$4,112.5	$205.1	$28.7	$4,288.9

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $149.3 million amortized cost, $151.2 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
U.S. Treasury securities	$171.7	$1.9	$0.9	$172.7
U.S. Government agencies (1)	395.3	9.1	0.8	403.6
Obligations of states and political subdivisions	692.6	33.0	0.9	724.7
Corporate securities	513.8	16.5	3.0	527.3
Structured securities:
CMO/MBS-agency	874.1	28.1	1.7	900.5
CMO/MBS-non agency	52.4	0.5	6.3	46.6
CMBS	166.6	2.4	2.0	167.0
ABS-residential	23.1	—	5.0	18.1
ABS-non residential	182.7	2.7	0.7	184.7
Foreign	375.7	15.6	4.4	386.9

Total fixed maturities	3,448.0	109.8	25.7	3,532.1
Equity securities	181.6	84.9	0.6	265.9
Other investments	97.4	—	0.4	97.0
Short-term investments	439.4	—	0.1	439.3

Total investments	$4,166.4	$194.7	$26.8	$4,334.3

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $158.6 million amortized cost, $159.6 million fair value.

Included in fair value of total investments at March 31, 2010 and December 31, 2009 are $198.1 million and $235.3 million, respectively, of assets managed on behalf of the Trade Capital providers, who are third party capital participants that provide underwriting capital to the Company’s International Specialty segment.

The amortized cost and fair values of fixed maturity investments as of March 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$208.3	$210.2
Due after one year through five years	1,220.5	1,254.3
Due after five years through ten years	566.2	581.3
Thereafter	286.4	291.4
Structured securities	1,284.9	1,314.0

Total	$3,566.3	$3,651.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other investments at March 31, 2010 and December 31, 2009 is presented below:

March 31, 2010	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$81.8	$1.1	$9.1	$—	$90.9	$1.1
U.S. Government agencies	60.7	0.2	—	—	60.7	0.2
Obligations of states and political subdivisions	50.9	0.5	2.9	0.4	53.8	0.9
Corporate securities	173.2	1.5	12.0	1.4	185.2	2.9
Structured securities:
CMO/MBS-agency	139.0	0.7	—	—	139.0	0.7
CMO/MBS-non agency	8.4	—	37.3	4.7	45.7	4.7
CMBS	13.6	0.1	9.0	1.3	22.6	1.4
ABS-residential	9.4	3.5	6.9	0.9	16.3	4.4
ABS-non residential	40.0	0.2	9.6	0.4	49.6	0.6
Foreign	185.3	6.0	49.6	4.8	234.9	10.8

Total fixed maturities	762.3	13.8	136.4	13.9	898.7	27.7
Equity securities	9.4	0.3	1.3	0.1	10.7	0.4
Other investments	74.8	0.2	13.0	0.4	87.8	0.6

Total	$846.5	$14.3	$150.7	$14.4	$997.2	$28.7

December 31, 2009	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$72.0	$0.8	$8.4	$0.1	$80.4	$0.9
U.S. Government agencies	98.0	0.8	—	—	98.0	0.8
Obligations of states and political subdivisions	45.7	0.5	3.5	0.4	49.2	0.9
Corporate securities	93.4	0.9	14.8	2.1	108.2	3.0
Structured securities:
CMO/MBS-agency	143.3	1.6	1.2	0.1	144.5	1.7
CMO/MBS-non agency	1.0	—	42.6	6.3	43.6	6.3
CMBS	16.8	0.1	23.9	1.9	40.7	2.0
ABS-residential	10.2	3.1	7.7	1.9	17.9	5.0
ABS-non residential	22.4	0.1	10.5	0.6	32.9	0.7
Foreign	149.2	1.4	49.3	3.0	198.5	4.4

Total fixed maturities	652.0	9.3	161.9	16.4	813.9	25.7
Equity securities	9.1	0.6	1.1	—	10.2	0.6
Other investments	—	—	13.0	0.4	13.0	0.4
Short-term investments	8.0	0.1	—	—	8.0	0.1

Total	$669.1	$10.0	$176.0	$16.8	$845.1	$26.8

The Company holds a total of 3,910 securities, of which 391 were in an unrealized loss position for less than one year and 116 were in an unrealized loss position for a period one year or greater as of March 31, 2010.

The following table presents the Company’s gross realized investment gains (losses) for the three months ended March 31:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Realized gains
Fixed maturities	$14.0	$2.2
Equity securities	2.2	0.7
Short-term and other investments	1.5	0.8

Gross realized gains	17.7	3.7
Realized losses
Fixed maturities	(2.1)	—
Equity securities	(0.9)	(0.9)
Short-term and other investments	(0.2)	(0.5)
Other-than-temporary impairment losses on fixed maturities	—	(5.7)
Other-than-temporary impairment losses on equity securities	—	(8.4)

Gross realized losses	(3.2)	(15.5)

Net realized investment gains (losses)	$14.5	$(11.8)

At March 31, 2010, the amortized cost and fair value of investments on deposit with various U.S. insurance and other regulatory agencies were $245.3 million and $255.1 million, respectively.

Investments with an amortized cost of $107.7 million and fair value of $111.0 million were pledged as collateral in support of irrevocable letters of credit at March 31, 2010. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $39.1 million and the Company’s Corporate member’s capital as security to support the underwriting business at Lloyd’s of London (“Lloyd’s”) in the amount of $49.9 million. The Company also has securities of $32.5 million (amortized cost) and $34.0 million (fair value) principally pledged as collateral related to a security trust agreement.

Securities and letters of credit pledged to Lloyd’s as the Company’s Corporate member’s capital at March 31, 2010 are comprised of:

(in millions)
Letters of credit	$49.9
Fixed maturities, at fair value	155.3
Short-term investments, at fair value	18.6

Total securities and letters of credit pledged to Lloyd’s	$223.8

The Company evaluates its investments for impairment at each reporting period. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of several factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and whether the Company has the intent to sell the debt security or may be required to sell the debt security before its anticipated recovery. For equity securities, the length of time in which there has been a significant decline in value, the significance of the decline in value and whether the Company has the intent to sell the security before its anticipated recovery are the primary factors in determining if an unrealized loss on a security is other-than-temporary. If consideration of the factors above result in a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. For securities in an unrealized loss position at March 31, 2010, management has evaluated the aforementioned factors. Based on an evaluation of these factors, the Company has concluded that the unrealized losses on the Company’s investments in fixed income and equity securities, as shown above, at March 31, 2010, are temporary.

Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increasing credit spreads and higher market yields relative to the date the securities were purchased, macroeconomic issues affecting market liquidity, and for structured securities by the performance of the underlying collateral as well. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010. The Company did not recognize any other-than-temporary losses on its fixed maturities portfolio during the three months ended March 31, 2010.

For investments in equity securities, none of the unrealized losses have been in an unrealized loss position of 10% or more for more than one year. The Company did not recognize any other-than-temporary losses during the three months ended March 31, 2010 on its equity securities portfolio.

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

The Company receives fair value prices from an independent pricing service and its third-party investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with GAAP requirements. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of March 31, 2010. A description of the Company’s valuation techniques used to measure its assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are valued using Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.

•

Obligations of states and political subdivisions are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.

•	Corporate securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.

•	Foreign securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service.

•

CMO/MBS agency securities are reported at fair value utilizing Level 2 inputs. For these securities the Company obtains fair value measurements from an independent pricing service. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. All of these securities are backed by United States agencies and are all of the highest investment grade.

•

CMO/MBS non-agency securities are reported at fair value utilizing Level 2 inputs. For these securities the Company obtains fair value measurements from an independent pricing service. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

•

CMBS securities are reported at fair value utilizing Level 2 inputs. For these securities the Company obtains fair value measurements from an independent pricing service. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

•

ABS residential securities are reported at fair value utilizing Level 2 inputs. For these securities the Company obtains fair value measurements from an independent pricing service. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

•

ABS non-residential securities are reported at fair value utilizing Level 2 inputs. For these securities the Company obtains fair value measurements from an independent pricing service. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Fixed Maturities (Available-for-Sale) Level 3:

•	Corporate securities reported at fair value utilizing Level 3 inputs are infrequently traded securities valued by the respective investment manager utilizing unobservable inputs.

Transfers Between Level 1 and Level 2 securities: There were no significant transfers between Level 1 and Level 2 securities during the three month period ended March 31, 2010.

Trading Fixed Maturity Investments: Trading fixed maturity investments are reported at fair value utilizing Level 2 inputs in the same manner as described above for available-for-sale fixed maturity investments. The Company did not have any trading fixed maturity investments at March 31, 2010.

Equity Securities Level 1: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 3: The Company has certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities is as follows:

•	The Company obtains fair value measurements from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	The Company has used a quoted market price and has adjusted the price using unobservable inputs due to certain restrictions as to the ability to sell the security.

•

The Company has determined that its investment in an equity fund is a Level 3 investment and has moved the investment from Level 1 to Level 3. The Company obtains fair value measurements for this fund by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions. The Company has moved the investment from Level 1 to Level 3 as of March 31, 2010 and is included in the Company’s Level 3 reconciliation provided below.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. There were no transfers of other investments between Level 1 and Level 2 for the three months ended March 31, 2010.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s which represents a portion of the Company’s Corporate member’s capital as security to support the underwriting business at Lloyd’s. Lloyd’s invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the three months ended March 31, 2010.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2010	Level 1 (a)	Level 2 (b)	Level 3 (c)
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$195.3	$195.3	$—	$—
U.S. Government agencies	389.3	—	389.3	—
Obligations of states and political subdivisions	670.7	—	670.7	—
Corporate securities	671.6	—	670.9	0.7
Structured securities:
CMO/MBS-agency	819.8	—	819.8	—
CMO/MBS-non agency	58.6	—	58.6	—
CMBS	174.2	—	174.2	—
ABS-residential	17.9	—	17.9	—
ABS-non residential	243.5	—	243.5	—
Foreign	410.3	—	410.3	—
Equity securities	265.7	238.2	—	27.5
Other investments	74.8	—	74.8	—
Short-term investments	265.2	265.2	—	—

	$4,256.9	$698.7	$3,530.0	$28.2

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2009	Level 1 (a)	Level 2 (b)	Level 3 (c)
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$172.7	$172.7	$—	$—
U.S. Government agencies	403.6	—	403.6	—
Obligations of states and political subdivisions	724.7	—	724.7	—
Corporate securities	527.3	—	526.6	0.7
Structured securities
CMO/MBS-agency	900.5	—	900.5	—
CMO/MBS-non agency	46.6	—	46.6	—
CMBS	167.0	—	167.0	—
ABS-residential	18.1	—	18.1	—
ABS-non residential	184.7	—	184.7	—
Foreign	384.7	—	384.7	—
Fixed maturities (Trading):
Foreign	2.2	—	2.2	—
Equity securities	265.9	251.9	—	14.0
Other investments	66.3	—	66.3	—
Short-term investments	439.3	439.3	—	—

	$4,303.6	$863.9	$3,425.0	$14.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2010 and December 31, 2009 are as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Corporate Securities	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3 (a) (b)	—	7.7	7.7
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	(0.9)	(0.9)
Purchases, issuances, sales, and settlements
Purchases	—	6.7	6.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—

Ending balance, March 31, 2010	$0.7	$27.5	$28.2

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$—	$—	$—

(a)	Transferred from Level 1 to Level 3 due to significant other unobservable inputs included in market pricing.
(b)	The Company’s policy is to recognize transfers in and transfers out of Level 3 at the end of the reporting period.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Corporate Securities	Equity Securities	Total
Beginning balance, January 1, 2009	$1.4	$6.2	$7.6
Total gains or losses (realized/unrealized):
Included in net income	(0.5)	—	(0.5)
Included in other comprehensive income	0.3	7.8	8.1
Purchases, issuances and settlements	(0.5)	—	(0.5)
Transfers in and/or out of Level 3	—	—	—

Ending balance, December 31, 2009	$0.7	$14.0	$14.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$—	$—	$—

At March 31, 2010, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

4.	Shareholders’ Equity

On February 19, 2010 and May 5, 2010, the Company announced that the Board of Directors had declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, the Company paid $3.7 million to its shareholders of record on March 1, 2010. The quarterly cash dividend for the May 5, 2010 declaration will be disbursed on June 15, 2010, to shareholders of record on June 1, 2010.

On March 4, 2010, the Company repurchased 430,119 common shares from two shareholders for a total cost of $12.5 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

On March 11, 2010, the Company repurchased 524,127 common shares, or 1.7 percent of its outstanding common shares, through an Accelerated Shares Repurchase program. The shares were purchased from a dealer for an estimated total cost of $17.5 million. Through the repurchase program the Company immediately reduced the number of its common shares outstanding. The dealer obtained the shares that the Company purchased by borrowing them in the open market, and then repurchases shares in the market over time to repay the borrowed shares. At the end of the program the Company may receive, or be required to pay, a price adjustment based on the average price of shares purchased. The price adjustment will be recorded in shareholders’ equity. The Company expects the repurchase program to be completed in the third quarter of 2010. These shares are also being held as treasury shares.

5.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2010	2009
Net income	$20.7	$27.0
Weighted average common shares outstanding-basic	30,625,822	30,641,972
Effect of dilutive securities Equity compensation awards	232,835	105,017

Weighted average common shares outstanding-diluted	30,858,657	30,746,989

Net income per common share - basic	$0.68	$0.88

Net income per common share - diluted	$0.67	$0.88

Excluded from the weighted average common shares outstanding calculation at March 31, 2010 and 2009 are 1,100,245 shares and 145,999 shares, respectively, which are currently held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2010, options to purchase 997,417 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2010 through 2016. For the three months ended March 31, 2009, options to purchase 1,201,459 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2016.

6.	Commitments and Contingencies

Between May 3, 2006 and June 16, 2006, several class action lawsuits were filed against PXRE Group Ltd. (now Argo Group) (“PXRE”) and certain former officers of PXRE on behalf of a putative class of plaintiffs consisting of investors who purchased PXRE securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. These lawsuits were consolidated into one proceeding before the United States District Court for the Southern District of New York and were the subject of an Amended Class Action Complaint filed on June 15, 2007 (the “Amended Complaint”). The Amended Complaint alleges that during the purported class period PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business and that certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. On March 4, 2009, the Amended Complaint was dismissed with prejudice by the District Court. On December 21, 2009, the District Court’s decision was affirmed on appeal to the United States Court of Appeals for the Second Circuit, and the class plaintiff’s petition for rehearing was denied by the Court of Appeals on January 11, 2010. The District Court’s dismissal of the Class Action is now final and not subject to further review or appeal.

On December 4, 2008, a lawsuit was filed against PXRE, Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action based on facts and circumstances on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted the Company’s motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. The Company does not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and plans to file a Motion to Dismiss accordingly.

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

The Company has subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Six of the United Kingdom subsidiaries are deemed to be engaged in business in the United States and are therefore subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business only. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely. The United Kingdom subsidiaries of the Company file separate United Kingdom income tax returns.

The Company has subsidiaries based in the United States that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. The United States subsidiaries of the Company file a consolidated U.S. federal income tax return.

The Company also has operations in Belgium and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Current tax provision	$11.9	$8.3
Deferred tax provision (benefit) related to:
Future tax deductions	1.1	(3.7)
Valuation allowance change	(0.2)	(0.2)

Income tax provision	$12.8	$4.4

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Income tax provision at expected rate	$13.0	$6.3
Tax effect of:
Tax-exempt interest	(2.0)	(1.9)
Dividends received deduction	(0.3)	(0.4)
Valuation allowance change	(0.2)	(0.2)
Other permanent adjustments, net	0.1	—
Adjustment for annualized rate	(0.5)	0.6
Foreign exchange adjustments	2.7	—

Income tax provision	$12.8	$4.4

The consolidated provision for income taxes for the three months ended March 31, 2010 was $12.8 million compared to $4.4 million for the same period in 2009.

The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At March 31, 2010, the Company had a total net deferred tax asset of $51.1 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $33.4 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $49.2 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. During the period ended March 31, 2010, there was a reduction of the valuation allowance of $0.2 million.

The Company had no material unrecognized tax benefits upon adoption of the accounting guidance for accounting for uncertainty in income taxes and has no material unrecognized tax benefits as of March 31, 2010. Tax years ended December 31, 2006 through December 31, 2009 are open for examination by the IRS.

8.	Equity-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. The Company uses the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions used by the Company for the three months ended March 31, 2010 (no options or SARs were granted during the three months ended March 31, 2009):

2010
Risk-free rate of return	2.28% to 2.65%
Expected dividend yields	1.65%
Expected award life (years)	4.82
Expected volatility	31.3% to 31.8%

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

A summary of option activity under the 2007 Plan as of March 31, 2010, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	493,035	$36.05
Granted	—	$0.00
Exercised	—	$0.00
Expired or forfeited	(5,030)	$35.23

Outstanding at March 31, 2010	488,005	$36.45

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for share options was $0.2 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. Unamortized expense for these options was $2.8 million as of March 31, 2010.

A summary of restricted share units activity under the 2007 Plan as of March 31, 2010, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	94,455	$36.54
Granted	54,282	$27.94
Vested and issued	(17,027)	$33.09
Expired or forfeited	(9,621)	$38.17

Outstanding at March 31, 2010	122,089	$33.07

The restricted share units will vest over three to five years. Expense recognized under this plan for the restricted share units was $0.2 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $3.6 million of total unrecognized compensation cost related to restricted share units granted by the Company.

A summary of stock-settled SARs activity under the 2007 Plan as of March 31, 2010, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	249,552	$28.03
Granted	374,860	$28.01
Exercised	—	$0.00
Expired or forfeited	(19,009)	$28.14

Outstanding at March 31, 2010	605,403	$28.01

The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of the Company’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.4 million for the three months ended March 31, 2010. As of March 31, 2010, there was $4.1 million of total unrecognized compensation cost related to stock-settled SARs granted by the Company.

A summary of cash-settled SARs activity under the 2007 Plan as of March 31, 2010, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	300,203	$28.07
Granted	429,150	$28.03
Exercised	—	$0.00
Expired or forfeited	(27,214)	$28.14

Outstanding at March 31, 2010	702,139	$28.04

The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of the Company’s common stock over the exercise price. The Company is accounting for the cash-settled SARs as liability awards. Expense recognized for the cash-settled SARs totaled $0.6 million for the three months ended March 31, 2010. As of March 31, 2010, there was $5.0 million of total unrecognized compensation cost related to cash-settled SARs granted by the Company.

Argo Group’s 2007 Employee Share Purchase Plan

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense of $0.1 million was recognized under this plan for the three months ended March 31, 2010.

Argo Group’s Save As You Earn Plan

The Company has established a Save As You Earn Plan for its United Kingdom employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three or five years at 85% of the market value of the Company’s common shares on the first day of the offering period. Expense of $0.1 million was recognized under this plan for the three months ended March 31, 2010.

Argo Group’s 2008 Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuates daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.2 million for the three months ended March 31, 2010.

Argonaut Group’s Share-Based Payment Plans

Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of the Company’s common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of March 31, 2010, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	666,709	$34.92
Granted	—	$0.00
Exercised	(9,110)	$24.48
Expired or forfeited	(7,420)	$44.39

Outstanding at March 31, 2010	650,179	$34.96

The compensation expense recorded for options outstanding was $0.2 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the Company received cash payments of $0.2 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of March 31, 2010, there was unamortized expense related to these options of $0.5 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan for the three months ended March 31, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	34,071	$48.02
Granted	—	—
Vested and issued	(9,115)	$51.75
Expired or forfeited	(1,225)	$46.98

Outstanding at March 31, 2010	23,731	$46.65

The compensation expense recorded for non-vested stock awards outstanding was $0.4 million and $0.6 million for the three months ended March 31, 2010 and, 2009, respectively. As of March 31, 2010, there was unamortized expense related to the non-vested stock awards of $0.5 million.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $209.8 million and $263.5 million as of March 31, 2010 and 2009, respectively:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Net beginning of the year	$2,213.2	$2,115.6
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	223.1	204.1
Prior accident years	(11.0)	(0.9)

Losses and LAE incurred during calendar year, net of reinsurance	212.1	203.2

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	16.7	15.9
Prior accident years	173.1	178.1

Losses and LAE payments made during current calendar year, net of reinsurance:	189.8	194.0

Additional participation interest	44.6	18.2
Foreign exchange adjustments	(9.0)	(6.1)

Net reserves - end of period	2,271.1	2,136.9
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	960.7	925.1

Gross reserves - end of period	$3,231.8	$3,062.0

Included in losses and LAE for the three months ended March 31, 2010 was $11.0 million in favorable loss reserve development comprised of the following: $1.4 million of net favorable development in the Excess and Surplus Lines segment driven by $1.9 million of favorable development related to casualty and professional liability lines of business and $0.5 million of unfavorable development related to property lines of business; $1.3 million of favorable development in the Commercial Specialty segment primarily driven by better than expected paid and incurred loss experience in accident years 2007 and 2008 in the workers compensation lines; $5.6 million of favorable development in the Reinsurance segment comprised of $0.8 million attributable to Hurricanes Ike and Gustav, and $4.8 million attributable to non-catastrophe losses; $1.9 million of favorable development in the International Specialty segment attributable to a reduction in reserves in the property lines of business following updated information on a specific claim; and $0.8 million of net favorable development in the Run-off Lines segment driven by $1.0 million of favorable development on legacy PXRE claims partially offset by $0.2 million of unwinding of workers compensation lines reserve discount.

Included in losses and LAE for the three months ended March 31, 2009 was $0.9 million in favorable loss reserve development in the following: $3.1 million of favorable loss reserve development related to the ongoing U.S. operations, which include the Excess and Surplus Lines and Commercial Specialty segments, driven by $4.5 million in favorable loss reserve development in professional liability, property and casualty lines, partially offset by $1.4 million primarily related to the settlement of a large claim; $2.8 million of favorable loss reserve development in the Reinsurance segment relating to Hurricane Ike and non-catastrophe losses; and $5.0 million of unfavorable loss reserve development in the Run-off Lines segment primarily driven by $6.1 million of additional reserves in asbestos and environmental lines due to the settlement of a large claim, $0.8 million of unfavorable development in workers compensation lines, and $1.9 million of favorable development in non-catastrophe reinsurance lines.

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

The Company is primarily engaged in writing property and casualty insurance and reinsurance. The Company has four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, Reinsurance and International Specialty. Additionally, the Company has a Run-off Lines segment for certain products that it no longer writes.

The Company considers many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.

Revenues and income (loss) before income taxes for each segment for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Revenue:
Earned premiums
Excess and Surplus Lines	$129.2	$132.4
Commercial Specialty	84.6	92.5
Reinsurance	24.7	18.5
International Specialty	84.9	100.0
Run-off Lines	0.1	—

Total earned premiums	323.5	343.4
Net investment income
Excess and Surplus Lines	14.7	17.7
Commercial Specialty	7.8	8.2
Reinsurance	2.1	2.1
International Specialty	3.4	3.3
Run-off Lines	4.6	6.8
Corporate and Other	1.2	1.2

Total net investment income	33.8	39.3
Fee income (expense), net	0.5	(1.4)
Realized investment gains (losses), net	14.5	(11.8)

Total revenue	$372.3	$369.5

	For the Three Months Ended March 31,
(in millions)	2010	2009
Income (loss) before income taxes
Excess and Surplus Lines	$12.7	$24.0
Commercial Specialty	7.9	15.7
Reinsurance	7.6	10.1
International Specialty	(10.7)	4.2
Run-off Lines	0.4	(1.7)

Total segment income before taxes	$17.9	$52.3
Corporate and Other	1.1	(9.1)
Realized investment gains (losses), net	14.5	(11.8)

Total income before income taxes	$33.5	$31.4

In 2010, management evaluated the metrics used to evaluate the business, including the results of operations of the segments. Beginning in 2010, management includes an allocation of interest expense to the segments to more accurately reflect the cost of capital allocated to each segment. The income (loss) before income taxes in the above table includes the effect of interest expense for the three months ended March 31, 2010. As interest expense was not used by management to evaluate the segments during 2009, the income (loss) before income taxes for the segments were not re-stated for the three months ended March 31, 2009 to include an interest expense component. Interest expense totaled $7.0 million for the three months ended March 31, 2009.

The following table represents identifiable assets as of March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Excess and Surplus Lines	$2,264.2	$2,340.7
Commercial Specialty	1,273.2	1,245.4
Reinsurance	471.4	470.6
International Specialty	1,680.2	1,858.2
Run-off Lines	755.0	746.7
Corporate and Other	188.1	235.2

Total	$6,632.1	$6,896.8

Included in the International Specialty segment at March 31, 2010 and December 31, 2009 are $627.1 million and $884.2 million, respectively, in assets associated with Trade Capital providers.

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
(in millions)	2010	2009
Commissions	$60.8	$70.0
General expenses	51.5	52.8
Premium taxes, boards and bureaus	6.8	7.0

	119.1	129.8
Net amortization (deferral) of policy acquisition costs	8.4	(1.9)

Total underwriting, acquisition and insurance expenses	$127.5	$127.9

Included in general expenses for the three months ended March 31, 2010 is $2.1 million in bad debt expense due primarily to management establishing an allowance for a reinsurance recoverable balance that is currently in dispute.

12. Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $2.0 million and $15.2 million during the three months ended March 31, 2010 and 2009, respectively.

Income taxes recovered. The Company recovered income taxes of $2.6 million during the three months ended March 31, 2010. This recovery, reflected in “Current income tax payable, net,” will be applied against the Company’s 2010 estimated tax payments. There were no income taxes recovered during the same period in 2009.

Interest paid. The Company paid interest on the junior subordinated debentures of $7.2 million and $8.1 million during the three months ended March 31, 2010 and 2009, respectively. The Company paid interest on its revolving credit facility and other indebtedness of $0 and $1.0 million, respectively, during the three months ended March 31, 2010, and $0.1 million and $1.5 million, respectively, during the same period in 2009.

13. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2010 and December 31, 2009, the carrying values of premiums receivable over 90 days were $3.5 million and $20.5 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, are amounts that are due from third party trade reinsurers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability. The liability is reflected in “Ceded reinsurance payable, net” in the accompanying Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, the payable was in excess of the receivable. Of the Company’s paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade reinsurers, at March 31, 2010 and December 31, 2009, the carrying values over 90 days were $22.3 million and $16.9 million, respectively. The Company’s methodology for establishing its allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts for premiums receivable was $5.3 million and $4.9 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $7.8 million and $5.8 million, respectively. As of March 31, 2010 and December 31, 2009, premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0, respectively, and reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.8 million at both dates. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Long-term debt. At March 31, 2010 and December 31, 2009, the fair value of the Company’s Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Floating rate loan stock. At March 31, 2010 and December 31, 2009, the fair value of Argo International’s floating rate loan stock was estimated using quoted prices from external sources based on current market conditions.

A summary of the Company’s financial instruments whose carrying amount did not equal fair value at March 31, 2010 and December 31, 2009 is shown below:

	March 31, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Junior subordinated debentures	$311.5	$195.8	$311.4	$190.9
Floating rate loan stock	65.8	30.4	69.2	32.8

	$377.3	$226.2	$380.6	$223.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, and also a discussion of the Company’s financial condition as of March 31, 2010. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010, including the audited Consolidated Financial Statements and notes thereto.

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

Generally, it is the Company’s policy to communicate events that may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in the investment portfolio, in a timely manner through a public announcement. It is also the Company’s policy not to make public announcements regarding events that are believed to have no material impact on the Company’s results of operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended March 31,
(in millions)	2010	2009
Gross written premiums	$404.5	$496.1

Earned premiums	$323.5	$343.4
Net investment income	33.8	39.3
Fee income (expense), net	0.5	(1.4)
Realized investment gains (losses), net	14.5	(11.8)

Total revenue	$372.3	$369.5

Income before income taxes	33.5	31.4
Provision for income taxes	12.8	4.4

Net income	$20.7	$27.0

Loss ratio	65.6%	59.2%
Expense ratio	39.4%	37.2%

Combined ratio	105.0%	96.4%

The decline in consolidated gross written and earned premiums for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to continued competition and declining rates. During the three months ended March 31, 2010, the Company discontinued writing certain programs within the Commercial Specialty segment, as well as implemented revised underwriting guidelines in the Commercial Specialty and International Specialty segments. Consolidated gross written and earned premiums declined across all segments, except the Reinsurance segment, which increased primarily due to the new primary excess casualty and professional lines unit, which began writing premiums in the second quarter of 2009. Most of the Company’s product lines have continued to experience increased competition and/or reduced rates.

The decline in consolidated net investment income from $39.3 million for the three months ended March 31, 2009 to $33.8 million for the same period in 2010 was primarily attributable to lower investment yields. Total invested assets at March 31, 2010 were $4,090.8 million, net of $198.1 million of invested assets attributable to Argo International’s Trade Capital providers. Total invested assets at March 31, 2009 were $3,812.4 million, net of $242.7 million of invested assets attributable to the Trade Capital providers.

Consolidated realized investment gains, net, for the three months ended March 31, 2010 were $14.5 million, primarily attributable to realized gains within the fixed maturity portfolio. Consolidated realized investment losses, net, for the three months ended March 31, 2009 were $11.8 million, primarily attributable to write-downs of $14.1 million from the recognition of other-than-temporary impairments on certain investment securities. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments. If individual securities are determined to be other-than-temporarily impaired, the security is written down to its fair value. The Company did not recognize any other-than-temporary impairments on its investment portfolio for the three months ended March 31, 2010.

Consolidated losses and loss adjustment expenses were $212.1 million and $203.2 million for the three months ended March 31, 2010 and 2009, respectively. The consolidated loss ratio for the three months ended March 31, 2010 was 65.6%, compared to 59.2% for the same period in 2009. Included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $26.5 million resulting from the earthquakes in Chile and Haiti, coupled with $3.8 million in storm losses within the United States. Included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $11.0 million in net favorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the quarter ended March 31, 2010:

(in millions)	2009 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2009 Net Reserves
General liability	$957.3	$1.4	0.1%
Workers compensation	447.0	(0.3)	-0.1%
Commercial multi-peril	185.6	(0.9)	-0.5%
Commercial auto liability	161.9	(2.7)	-1.7%
Reinsurance - nonproportional assumed property	89.3	(6.6)	-7.4%
Special property	17.5	—	0.0%
Auto physical damage	8.3	0.1	1.2%
Argo International	336.7	(1.9)	-0.6%
All other lines	9.6	(0.1)	-1.0%

Total	$2,213.2	$(11.0)	-0.5%

With the exception of the reinsurance – nonproportional assumed property, which consisted of $0.8 million attributable to Hurricanes Ike and Gustav and $5.8 million attributable to non-catastrophe losses, there were no material reserve movements by line of business.

In determining appropriate reserve levels as of March 31 2010, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however, the maturation of claims since the last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, and changes to the reinsurance structure. The Company’s net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews relied to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies. Compared with other actuarial methodologies, the paid and incurred Bornhuetter-Ferguson methods assigned the smallest weight to actual reported loss experience, with the greatest weighting assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2010, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

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

Consolidated loss reserves were $3,231.8 million (including $197.0 million of reserves attributable to Argo International’s Trade Capital providers), and $3,062.0 million (including $193.7 million of reserves attributable to Argo International’s Trade Capital providers) as of March 31, 2010 and 2009, respectively. Management has recorded its best estimate of loss reserves as of March 31, 2010 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses was $127.5 million for the three months ended March 31, 2010 compared to $127.9 million for the same period in 2009. The consolidated expense ratios were 39.4% and 37.2% for the three months ended March 31, 2010 and 2009, respectively. The increase in the expense ratio in 2010 as compared to 2009 was primarily due to decreased premium volumes across most segments coupled with an increase in the amortization of deferred acquisition costs.

Consolidated interest expense was $6.0 million and $7.0 million for the three months ended March 31, 2010 and 2009, respectively. The decline in interest expense was due to more favorable interest rates on the Company’s subordinated debt reflecting current market conditions. Consolidated foreign currency exchange gain on transactions that are settled in currencies other than U.S. Dollars was $6.8 million for the three months ended March 31, 2010. Consolidated foreign currency gains/losses were not material for the three months ended March 31, 2009.

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

Since the Company generally manages and monitors the investment portfolio and indebtedness on an aggregate basis, the overall performance of the investment portfolio, including the related net investment income, and interest expense are discussed above on a combined basis under consolidated net investment income and consolidated interest expense rather than within or by segment.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009
Gross written premiums	$126.9	$146.1

Earned premiums	$129.2	$132.4
Losses and loss adjustment expenses	84.3	79.7
Underwriting, acquisition and insurance expenses	45.1	46.4

Underwriting income (loss)	(0.2)	6.3
Net investment income	14.7	17.7
Interest expense	(1.8)	—

Income before income taxes	$12.7	$24.0

Loss ratio	65.2%	60.2%
Expense ratio	34.9%	34.9%

Combined ratio	100.1%	95.1%

The declines in gross written and earned premiums were primarily due to market conditions. The excess and surplus lines market place continues to experience increased competition, from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. Competition within the excess and surplus lines marketplace remains intense, resulting in continued downward pressure on average rate per exposure and the current economic conditions are forcing insureds to reduce coverage or in some cases, cease operations. In addition, insureds in this segment are often the result of new business formations, which have been limited due to current economic environment.

Losses and loss adjustment expenses for the three months ended March 31, 2010 resulted in a loss ratio of 65.2%, compared to 60.2% for the same period in 2009. Included in losses and loss adjustment expense for the three months ended March 31, 2010 was $1.4 million in net favorable loss reserve development on prior accident years, primarily attributable to the general liability and commercial automobile liability lines, partially offset by unfavorable loss reserve development on prior accident years primarily within the commercial multiple peril lines. Included in losses and loss adjustment expense for the three months ended March 31, 2009 was $5.4 million in favorable loss reserve development on prior accident years, primarily attributable to the professional liability, property and excess casualty lines. Partially offsetting this favorable development was $2.0 million of unfavorable loss reserve development on prior accident years within the primary casualty lines and due to the settlement of a large claim. Loss reserves for the Excess and Surplus Lines segment were $1,362.7 million and $1,285.8 million as of March 31, 2010 and 2009, respectively.

The expense ratios were comparable at 34.9% for each of the three months ended March 31, 2010 and 2009. Underwriting, acquisition and insurance expenses reflect the effects of the reduced premium volumes for the three months ended March 31, 2010, coupled with an increase in the amortization of deferred acquisition costs.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009
Gross written premiums	$97.9	$111.0

Earned premiums	$84.6	$92.5
Losses and loss adjustment expenses	56.0	58.3
Underwriting, acquisition and insurance expenses	27.8	26.3

Underwriting income	0.8	7.9
Net investment income	7.8	8.2
Interest expense	(1.1)	—
Fee income (expense), net	0.4	(0.4)

Income before income taxes	$7.9	$15.7

Loss ratio	66.2%	63.0%
Expense ratio	32.9%	28.4%

Combined ratio	99.1%	91.4%

The decrease in earned premiums for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to discontinued programs and amended underwriting guidelines in Argo Select and the impact of the weakened economy on payrolls in the Company’s coal mining workers compensation lines. Earned premiums for Argo Select decreased from $36.4 million for the three months ended March 31, 2009 to $31.5 million for the same period in 2010. Earned premiums for the coal mining business decreased from $18.2 million for the three months ended March 31, 2009 to $14.5 million for the same period in 2010. The decreases in earned premiums were partially offset by an increase in earned premiums in the Company’s surety lines of business. Surety lines earned premiums increased $2.4 million, from $0.4 million for the three months ended March 31, 2009 to $2.8 million for the same period in 2010.

Losses and loss adjustment expenses for the three months ended March 31, 2010 resulted in a loss ratio of 66.2%, compared to 63.0% for the same period in 2009. The increase in loss ratio in 2010 as compared to 2009 was driven by non-storm losses within the grocery business, and non-catastrophe storm losses within the hotel business. Included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $1.3 million in favorable loss reserve development on prior years, primarily in the workers compensation line for the 2007 and 2008 accident years. This compares to $0.3 million in unfavorable loss reserve development for the same time period in 2009. Loss reserves for the Commercial Specialty segment were $611.1 million and $577.8 million as of March 31, 2010 and 2009, respectively.

The expense ratio for the three months ended March 31, 2010 and 2009 were 32.9% and 28.4%, respectively. The increase in the expense ratio was primarily attributable to lower premium volumes and reduced ceding commissions received on the state fund program, coupled with an increase in the allocation of operating expenses to underwriting activities.

Gross fee income, which consists of commissions earned by the Company’s managing general underwriters for brokerage business placed outside the Company, was $0.9 million for the three months ended March 31, 2010 and $0.5 million for the same period in 2009. The increase was primarily related to profit share received from a significant carrier. The expenses associated with the generation of fee income were $0.5 million for the three months ended March 31, 2010 and $0.9 million for the same period in 2009. The decrease was attributable to the reduced allocation of overall operating expenses.

Reinsurance. The following table summarizes the results of operations for the Reinsurance segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009
Gross written premiums	$57.8	$54.1

Earned premiums	$24.7	$18.5
Losses and loss adjustment expenses	10.2	3.7
Underwriting, acquisition and insurance expenses	8.0	6.9

Underwriting income	6.5	7.9
Net investment income	2.1	2.1
Interest expense	(1.0)	—
Fee income, net	—	0.1

Income before income taxes	$7.6	$10.1

Loss ratio	41.5%	20.1%
Expense ratio	32.4%	37.3%

Combined ratio	73.9%	57.4%

Earned premiums for the three months ended March 31, 2010 increased as compared to the same period in 2009 due to increased premium writings in 2009 and continuing into 2010 and due to the establishment of a new primary excess casualty and professional lines unit, which began writing business in the second quarter of 2009. Earned premiums for the property catastrophe reinsurance unit increased to $18.7 million for the three months ended March 31, 2010 compared to $15.4 million for the same period in 2009. The casualty and professional lines unit contributed earned premiums of $2.8 million for the three months ended March 31, 2010. Earned premiums for other assumed programs were $3.2 million and $3.1 million, respectively, for the three months ended March 31, 2010 and 2009.

Losses and loss adjustment expenses for the three months ended March 31, 2010 resulted in a loss ratio of 41.5%, compared to 20.1% for the same period in 2009. Included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $7.7 million of losses resulting from the Chilean earthquake. Also included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $1.6 million in loss expense for the excess casualty and professional lines unit, which tends to write business at a higher expected loss ratio than the property catastrophe reinsurance unit. Partially offsetting these increased losses was $5.6 million in favorable loss reserve development on prior accident years primarily attributable to the non-catastrophe lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2009 was $2.8 million in favorable loss reserve development on prior accident years, relating to Hurricane Ike and other non-catastrophe losses. Loss reserves for the Reinsurance segment were $86.3 million and $66.1 million at March 31, 2010 and 2009, respectively.

The expense ratio declined to 32.4% for the three months ended March 31, 2010 compared to 37.3% for the same period in 2009. The decline in the expense ratio in 2010 as compared to 2009 was primarily due to the ramp-up of earned premiums for the excess casualty and professional lines unit coupled with an increase in its associated ceding commissions.

International Specialty. The following table summarizes the results of operations for the International Specialty segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009
Gross written premiums	$122.3	$184.7

Earned premiums	$84.9	$100.0
Losses and loss adjustment expenses	62.4	56.5
Underwriting, acquisition and insurance expenses	35.9	41.5

Underwriting income (loss)	(13.4)	2.0
Net investment income	3.4	3.3
Interest Expense	(0.8)	—
Fee income (expense), net	0.1	(1.1)

Income (loss) before income taxes	$(10.7)	$4.2

Loss ratio	73.5%	56.5%
Expense ratio	42.3%	41.5%

Combined ratio	115.8%	98.0%

Earned premiums represent premiums earned on the portion of gross written premiums retained by the Company. In 2009, International Specialty increased its underwriting participation in the syndicates it manages to 61% from 54% in 2008 and has retained that participation for 2010. For the three months ended March 31, 2010 and 2009, the property division wrote approximately $85.6 million and $125.0 million of gross written premium, respectively. The casualty division accounted for the remaining $36.7 million and $59.7 million for the same periods. The decrease in property written premiums was driven by a planned reduction in the binder business and by significant competition in the direct and facultative market. The decrease in casualty written premiums was driven by the Company being selective in accepting risks within a highly competitive marketplace.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. The loss ratio for the first quarter of 2010 included $18.8 million of catastrophe losses for the Chile and Haiti earthquakes which was partially offset by $1.9 million of favorable prior accident year loss development, compared to no unusual loss activity in the first quarter of 2009. Excluding catastrophe and prior accident year development from 2010 results in a 53.6% loss ratio compared to 56.5% for the same quarter in 2009. The increase in the loss ratio was caused by a shift in the mix of business. Loss reserves as of March 31, 2010 were $645.6 million which includes $197.0 million attributable to trade reinsurers, compared to $484.5 million which includes $193.7 million of reserves attributable to the trade capital providers for the first quarter of 2009.

The expense ratio for the International Specialty segment for the three months ended March 31, 2010 was 42.3% which is comparable to 41.5% for the first quarter of 2009. Business written through Lloyd’s typically incurs higher acquisition expenses due to the distribution model.

Fee income represents fees and profit commission derived from the management of third party capital on the Company’s underwriting syndicates at Lloyd’s net of expenses incurred to generate the fees. Fee income, net, for the three months ended March 31, 2010 was $0.1 million compared to a loss of $1.1 million for the three months ended March 31, 2009. The first quarter 2009 was reduced to reflect revised expectations with respect to syndicate results.

Run-off Lines. The Company has discontinued underwriting certain lines of business, including those lines that were previously reported in Argo Group US’s Risk Management segment and PXRE Reinsurance Limited. As the Company no longer actively underwrites business within these programs, all current activity is related to the management of claims and other administrative functions.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. The Company regularly monitors the activity of claims within the Run-off Lines.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2010	2009
Earned premiums	$0.1	$—
Losses and loss adjustment (benefits) expenses	(0.8)	5.0
Underwriting, acquisition and insurance expenses	4.5	3.5

Underwriting loss	(3.6)	(8.5)
Net investment income	4.6	6.8
Interest expense	(0.6)	—

Income (loss) before income taxes	$0.4	$(1.7)

Included in losses and loss adjustment expense for the three months ended March 31, 2010 was $1.0 million in favorable loss reserve development on prior accident years resulting from non-catastrophe reinsurance lines, partially offset by $0.2 million of unfavorable development due to reserve discount unwinding in the workers compensation lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2009 was $6.1 million in additional reserves for prior accident years for certain asbestos and environmental claims due to a large settlement, coupled with $0.8 million in reserve discount unwinding in the workers compensation lines. Partially offsetting this unfavorable loss reserve development was $1.9 million in favorable loss reserve development on prior accident years resulting from non-catastrophe reinsurance lines. Loss reserves for the Run-off Lines were as follows:

	March 31,
	2010		2009
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$122.7	$93.0	$143.3	$125.4
Incurred losses	—	—	30.0	6.1
Losses paid	9.4	9.1	10.7	9.2

Loss reserves - asbestos and environmental, end of the period	113.3	83.9	162.6	122.3
Risk management reserves	360.1	260.9	388.0	284.2
PXRE run-off reserves	42.2	42.2	81.8	81.7
Other run-off lines	10.6	10.4	15.5	15.0

Total loss reserves - Run-off Lines	$526.2	$397.4	$647.9	$503.2

Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Included in underwriting expense for the three months ended March 31, 2010 was $2.1 million in bad debt expense due primarily to management establishing an allowance for a reinsurance recoverable balance that is in dispute. Absent this bad debt expense, underwriting, acquisition and insurance expenses decreased for the three months ended March 31, 2010 as compared to the same period in 2009 due to the reduction of administrative expenses as loss reserves continue to pay down.

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

For the three months ended March 31, 2010, net cash used by operating activities was $37.3 million compared to $17.7 million of net cash provided for the same period in 2009. Net cash used by operating activities primarily related to an overall decrease in gross written and earned premiums resulting from reduced rates and increased selectivity in accepting risks within a highly competitive marketplace. This was partially offset by increases in earned premiums in the surety line of business and the reinsurance segment coupled with a slight increase in participation in the Lloyd’s syndicate which results in slightly more premium share.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $150,000,000 Credit Agreement (the “New Credit Agreement”) with major money center banks. The New Credit Agreement replaced the $100,000,000 Credit Agreement between the Borrowers and major money center banks, which agreement was terminated in connection with the execution of the New Credit Agreement. The New Credit Agreement and the commitments thereunder shall expire on April 30, 2013. Borrowings by the Borrowers under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

The New Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers might be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding more than 51% of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans under the New Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.

Currently, the Company does not have an outstanding balance under the Company’s $150.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, the Company has a $0.1 million letter of credit issued and outstanding under the facility.

On February 19, 2010 and May 5, 2010, the Company announced that the Board of Directors had declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, the Company paid $3.7 million to its shareholders of record on March 1, 2010. The quarterly cash dividend for the May 5, 2010 declaration will be disbursed on June 15, 2010, to shareholders of record on June 1, 2010.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2009 that Argo Group filed with the Securities and Exchange Commission on March 1, 2010 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1—“Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 that the Company filed with the Securities and Exchange Commission on March 1, 2010 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

Fixed Income Portfolio

The Company continually monitors the credit quality of its fixed income portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA. At March 31, 2010, 92.2% ($3.4 billion at fair value) of the Company’s portfolio was rated A or better, with 60.2% ($2.2 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$195.3	$—	$—	$—	$195.3
U.S. Government agencies	388.3	—	1.0	—	389.3
Obligations of states and political subdivisions	94.6	457.8	106.3	12.0	670.7
Corporate securities	13.8	86.1	363.5	208.2	671.6
Structured securities:
CMO/MBS-agency	819.8	—	—	—	819.8
CMO/MBS-non agency	17.4	5.5	11.6	24.1	58.6
CMBS	165.5	—	6.1	2.6	174.2
ABS-residential	6.7	2.7	2.8	5.7	17.9
ABS-non residential	233.3	2.2	1.4	6.6	243.5
Foreign	262.3	66.5	57.5	24.0	410.3

Total fixed maturities	$2,197.0	$620.8	$550.2	$283.2	$3,651.2

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At March 31, 2010, the total fair value of these securities was $359.1 million, or 8.4% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The table below shows the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “with” the guarantee is the higher of the monoline insurer or underlying issuer rating. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

(in millions)	With Guarantee	Without Guarantee
AAA	$125.2	$4.0
AA	143.7	226.4
A	76.6	109.7
Less than A	13.6	8.7
Not Rated	—	10.3

Total Without Guarantee	$359.1	$359.1

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The average credit quality of monoline holdings without the guarantees is AA-. The Company has no direct investment in any monoline insurer at March 31, 2010.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $170.5 million par value of CMBS holdings at March 31, 2010. The amortized cost of these CMBS securities was $170.5 million and the fair value was $174.2 million, representing 4.1% of the Company’s consolidated investment portfolio. Of these CMBS securities, 94.1% ($165.5 million at fair value) were rated AAA and the remaining $8.7 million were rated AA or lower (all above investment grade). These CMBS securities are generally of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; 2005 vintages and earlier represent 92.3% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 16.6% of these securities have been defeased with U.S. Treasury securities.

ABS: The Company’s investment portfolio includes $236.6 million par value of non-residential ABS holdings at March 31, 2010. The amortized cost of these ABS securities was $240.9 million and the fair value was $243.5 million, representing 5.7% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland leases, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At March 31, 2010, the fair value of the equity securities portfolio was $265.7 million.

The Company has evaluated its equity portfolio to determine what level, if any, the current market conditions may have on its other-than-temporary write downs for the second quarter of 2010. Assuming March 31, 2010 market prices, the Company does not anticipate any write downs on its equity portfolio in the second quarter of 2010.

Total Portfolio

As of March 31, 2010, the Company had gross unrealized losses of $14.3 million that were in an unrealized loss position for less than one year and $14.4 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed income portfolio accounted for 96.5% of the unrealized losses greater than one year. These losses were primarily due to macroeconomic issues affecting market liquidity and increases in credit spreads. The Company has concluded that the declines in the fair values of its investments in fixed income and equity securities as of March 31, 2010 are temporary.

For the three months ended March 31, 2010 and March 31, 2009, the Company recorded other-than-temporary impairment losses of $0 and $14.2 million, respectively.

No issuer (excluding United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 5% of shareholders’ equity at March 31, 2010.

Foreign Currency Risk

The Company has exposure to foreign currency risk in both its insurance contracts and its invested assets. Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, the Company attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2010, the Company recorded realized gains of $6.8 million from movements on foreign currency rates. Consolidated foreign currency gains/losses were not material for the three months ended March 31, 2009.

The Company holds investments that are denominated in foreign currencies. For these foreign denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive gain.

Indebtedness

At March 31, 2010, the Company has $377.3 million of par value indebtedness outstanding of which $228.1 million or 60.5% is subject to variable interest rates and $149.2 million has fixed interest rates. Thus, interest expense on this variable rate debt is directly correlated to market interest rates, primarily changes in the three-month U.S. dollar-denominated LIBOR rate. Based on the March 31, 2010 outstanding floating par value of $228.1 million, a 100 basis point change in market interest rates would change annual interest expense by $2.3 million per annum.

Item 4.	Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. In designing and evaluating these disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Between May 3, 2006 and June 16, 2006, several class action lawsuits were filed against PXRE Group Ltd. (now Argo Group) (“PXRE”) and certain former officers of PXRE on behalf of a putative class of plaintiffs consisting of investors who purchased PXRE securities traded on the NYSE under the ticker symbol “PXT” between September 11, 2005 and February 22, 2006. These lawsuits were consolidated into one proceeding before the United States District Court for the Southern District of New York and were the subject of an Amended Class Action Complaint filed on June 15, 2007 (the “Amended Complaint”). The Amended Complaint alleges that during the purported class period PXRE fraudulently understated the full impact of hurricanes Katrina, Rita and Wilma on PXRE’s business and that certain PXRE executives made a series of materially false and misleading statements or omissions about PXRE’s business, prospects and operations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 promulgated under the 1934 Act. On March 4, 2009, the Amended Complaint was dismissed with prejudice by the District Court. On December 21, 2009, the District Court’s decision was affirmed on appeal to the United States Court of Appeals for the Second Circuit, and the class plaintiff’s petition for rehearing was denied by the Court of Appeals on January 11, 2010. The District Court’s dismissal of the Class Action is now final and not subject to further review or appeal.

On December 4, 2008, a lawsuit was filed against PXRE, Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action based on facts and circumstances on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted the Company’s motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. The Company does not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and plans to file a Motion to Dismiss accordingly.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common stock. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restrict stock units during the three months ended March 31, 2010, the Company repurchased 954,246 shares in March 2010. As of March 31, 2010, the Company had purchased 1,100,245 shares (total of $35.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of the Company’s common stock that were repurchased or surrendered during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2010	—	$—	—	$144,856,935
February 1 through February 28, 2010	82	$26.63	—	$144,856,935
March 1 through March 31, 2010	956,873	$31.44	954,246	$114,853,375

Total	956,955	$31.44	954,246	$114,853,375

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended March 31, 2010, the Company received 2,709 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer

31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 7, 2010	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 7, 2010	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer