Form 10-Q
period 2010-09-30
Argo Group International Holdings, Ltd.
filed 2010-11-05
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of October 28, 2010.

Title	Outstanding
Common Shares, par value $1.00 per share	31,111,683

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2010 - $3,335.2; 2009 - $3,445.8)	$3,508.2	$3,529.9
Trading (cost: 2010 - $0; 2009 - $2.2)	0	2.2
Equity securities, at fair value (cost: 2010 - $156.2; 2009 - $181.6)	249.9	265.9
Other investments (cost: 2010 - $138.6; 2009 - $97.4)	139.3	97.0
Short-term investments, at fair value (cost: 2010 - $443.1; 2009 - $439.4)	443.2	439.3

Total investments	4,340.6	4,334.3

Cash	66.0	18.1
Accrued investment income	31.9	30.8
Premiums receivable	366.6	380.7
Reinsurance recoverables	1,195.3	1,379.4
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	93.1	96.5
Current income taxes receivable, net	3.7	7.9
Deferred tax asset, net	0	6.6
Deferred acquisition costs, net	160.3	185.7
Ceded unearned premiums	183.9	197.7
Other assets	82.4	106.9

Total assets	$6,676.0	$6,896.8

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,230.2	$3,203.2
Unearned premiums	749.7	803.6
Accrued underwriting expenses	82.5	100.8
Ceded reinsurance payable, net	486.8	707.9
Funds held	34.8	38.0
Other indebtedness	62.3	69.2
Junior subordinated debentures	311.5	311.4
Deferred tax liability, net	22.7	0
Other liabilities	20.1	47.8

Total liabilities	5,000.6	5,281.9

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized;
31,111,700 and 30,982,839 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31.1	31.0
Additional paid-in capital	707.7	702.4
Treasury shares (2,374,101 and 145,999 shares at September 30, 2010 and December 31, 2009, respectively)	(75.1)	(5.1)
Retained earnings	838.2	779.2
Accumulated other comprehensive gain, net of taxes	173.5	107.4

Total shareholders’ equity	1,675.4	1,614.9

Total liabilities and shareholders’ equity	$6,676.0	$6,896.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Premiums and other revenue:
Earned premiums	$288.9	$347.2	$936.9	$1,062.8
Net investment income	33.6	31.9	100.5	113.1
Fee income (expense), net	1.7	0.7	2.0	(1.8)
Realized investment gains (losses), net	9.1	0.7	28.6	(20.3)

Total revenue	333.3	380.5	1,068.0	1,153.8

Expenses:
Losses and loss adjustment expenses	176.9	208.3	604.9	644.6
Underwriting, acquisition and insurance expenses	115.8	133.7	360.7	384.3
Interest expense	5.8	6.1	17.3	19.8
Foreign currency exchange (gain) loss	3.4	(5.0)	(11.9)	7.9
Impairment of intangible asset	0	0	0	5.9

Total expenses	301.9	343.1	971.0	1,062.5

Income before income taxes	31.4	37.4	97.0	91.3
Provision for income taxes	8.4	9.8	27.2	14.8

Net income	$23.0	$27.6	$69.8	$76.5

Net income per common share:
Basic	$0.78	$0.89	$2.33	$2.49

Diluted	$0.77	$0.89	$2.31	$2.48

Dividend declared per common share:	$0.12	$0	$0.36	$0

Weighted average common shares:
Basic	29,504,900	30,765,096	29,998,803	30,697,706

Diluted	29,876,350	30,889,207	30,333,685	30,810,617

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Realized investment gains before other-than-temporary impairment losses	$9.1	$9.5	$29.4	$16.3
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	0	0	(0.8)	(6.0)
Other-than-temporary impairment losses on equity securities	0	(1.4)	0	(17.2)
Other-than-temporary impairment losses Funds at Lloyd’s foreign currency exchange	0	(7.4)	0	(13.4)
Non-credit portion of loss recognized in other comprehensive income	0	0	0	0

Impairment losses recognized in earnings	0	(8.8)	(0.8)	(36.6)

Realized investment gains (losses), net	$9.1	$0.7	$28.6	$(20.3)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$23.0	$27.6	$69.8	$76.5

Other comprehensive income:
Defined benefit pension plan:
Net loss arising during the period	(0.3)	0	(0.3)	0
Unrealized gains on securities:
Gains arising during the period	86.8	114.0	122.0	160.4
Reclassification adjustment for (gains) losses included in net income	(4.2)	1.4	(22.1)	22.3

Other comprehensive income before tax	82.3	115.4	99.6	182.7
Income tax provision related to other comprehensive income:
Defined benefit pension plan:
Net loss arising during the period	(0.1)	0	(0.1)	0
Unrealized gains on securities:
Gains arising during the period	23.7	31.5	40.2	39.0
Reclassification adjustment for (gains) losses included in net income	(1.2)	0.1	(6.6)	6.8

Income tax provision related to other comprehensive income	22.4	31.6	33.5	45.8
Other comprehensive income, net of tax	59.9	83.8	66.1	136.9

Comprehensive income	$82.9	$111.4	$135.9	$213.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$69.8	$76.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	24.4	14.2
Share-based payments expense	6.7	6.8
Excess tax expense from share-based payment arrangements	0.3	0.2
Deferred income tax benefit, net	(4.7)	(13.2)
Realized investment (gains) losses, net	(28.6)	20.3
Impairment of intangible asset	0	5.9
Change in:
Accrued investment income	(1.1)	4.1
Receivables	198.2	(142.2)
Deferred acquisition costs	25.4	(26.2)
Ceded unearned premiums	13.8	(15.4)
Reserves for losses and loss adjustment expenses	27.0	190.3
Unearned premiums	(53.9)	98.2
Ceded reinsurance payable and funds held	(216.9)	14.5
Income taxes payable	3.9	(7.3)
Accrued underwriting expenses	(17.1)	(22.8)
Sale of trading investment	2.1	0
Other assets and liabilities, net	(20.0)	63.8

Cash provided by operating activities	29.3	267.7

Cash flows from investing activities:
Sales of fixed maturity investments	1,668.1	902.5
Maturities and mandatory calls of fixed maturity investments	324.5	314.8
Sales of equity securities	47.4	61.1
Sales of other investments	0.1	0.1
Purchases of fixed maturity investments	(1,877.8)	(1,355.1)
Purchases of equity securities	(16.7)	(19.7)
Purchases of other investments	(17.5)	(2.0)
Change in foreign regulatory deposits	(14.1)	(27.9)
Change in short-term investments	(5.9)	(79.6)
Purchases of fixed assets	(11.8)	(9.0)
Other, net	(2.0)	7.4

Cash provided (used) by investing activities	94.3	(207.4)

Cash flows from financing activities:
Activity under revolving credit facility, net	0	(50.9)
Activity under stock incentive plans	1.6	2.8
Repurchase of Company’s common shares	(66.2)	0
Excess tax expense from share-based payment arrangements	(0.3)	(0.2)
Payment of cash dividend to common shareholders	(10.8)	0

Cash used by financing activities	(75.7)	(48.3)

Change in cash	47.9	12.0
Cash, beginning of period	18.1	5.2

Cash, end of period	$66.0	$17.2

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

The interim financial information as of, and for the three and nine months ended, September 30, 2010 and 2009 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of September 30, 2010.

The Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 includes revised amounts from those previously reported within cash flows from operating activities and investing activities. The primary change to the previously reported Consolidated Statement of Cash Flows has resulted from an accounting classification difference between GAAP and Generally Accepted Accounting Practice as applied to Lloyd’s of London (“Lloyd’s”) syndicates in the United Kingdom. This change in classification associated with the Company’s foreign regulatory deposits has resulted in a $27.9 million reclassification from “Other assets and liabilities, net” in operating activities to “Change in foreign regulatory deposits” in investing activities.

The balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information required by GAAP for complete financial statements.

2.	Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting update that requires new fair value measurement disclosures and clarifies current fair value measurement disclosure requirements. Companies will now be required to disclose separate significant transfers in and out of Level 1 and Level 2 categories and provide an explanation for the transfer(s). Companies are also required to separately disclose purchases, sales, issuances and settlements in the Level 3 reconciliation table rather than aggregating this activity in one line as previously allowed. The update clarifies that fair value measurement disclosures should be for each class of assets and liabilities. The update also clarifies that disclosures about inputs and valuation techniques are required for recurring and nonrecurring fair value measurements that are categorized as Level 2 or Level 3. Except for the separate disclosure requirements related to the Level 3 reconciliation table, the disclosures required by this accounting update are effective for interim and annual reporting periods beginning after December 15, 2009. The Level 3 reconciliation table disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the update as required, and elected to early adopt the Level 3 reconciliation table disclosure requirements for its March 31, 2010 reporting period. See Note 4, “Investments” for required disclosures.

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

In October 2010, the FASB issued an accounting update that amends the guidance in the FASB Accounting Standards Codification Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company is currently evaluating this update to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

3.	Shareholders’ Equity

On August 10, 2010, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On September 15, 2010, the Company paid $3.5 million to its shareholders of record on September 1, 2010. Through the nine months ended September 30, 2010, the Company had paid $10.8 million in dividends to its shareholders.

Since January 1, 2010 and through the date of this filing, the Company has repurchased 2,558,596 shares of its common stock for a total cost of $81.5 million. Since the inception of the buy-back program in 2007, the Company has repurchased 2,704,595 shares at an average price of $32.01 for a total cost of $86.6 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. A summary of the activity in 2010 follows.

On March 4, 2010, the Company repurchased 430,119 common shares from two shareholders for a total cost of $12.5 million.

On March 11, 2010, the Company repurchased 1.7 percent of its then outstanding common shares or 541,075 common shares, including 16,948 common shares at the end of the program, through an Accelerated Shares Repurchase program. The shares were purchased from a dealer for $17.5 million. Through the repurchase program the Company immediately reduced the number of its common shares outstanding. The dealer obtained the shares that the Company purchased by borrowing them in the open market, and then repurchased shares in the market over time to repay the borrowed shares. The program ended in May 2010.

On September 14, 2010, the Company initiated a Rule 10b5-1 trading plan which allows the Company to repurchase its shares during periods when it would normally not be active in the market because of internally established trading windows. Under the Rule 10b5-1 plan, the Company authorized the repurchase of up to $25.0 million of its common shares outstanding. As of September 30, 2010 the Company repurchased 399,100 shares under this plan at an average price of $33.76 for a total cost of $13.5 million. The Company completed this trading plan on October 18, 2010, repurchasing an additional 330,494 shares at an average price of $34.87 for a total cost of $11.5 million. The Company repurchased a total of 729,594 shares under this trading plan at an average price of $34.27.

For the three months ended September 30, 2010, the Company repurchased 633,010 common shares on the open market for $19.8 million. For the nine months ended September 30, 2010, the Company has repurchased 857,808 common shares for $26.5 million on the open market.

4.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of September 30, 2010 and December 31, 2009 were as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
U.S. Treasury securities	$151.3	$4.9	$—	$156.2
U.S. Government agencies (1)	329.2	11.4	—	340.6
Obligations of states and political subdivisions	622.1	45.3	0.5	666.9
Corporate securities	784.1	49.2	1.0	832.3
Structured securities:
CMO/MBS-agency (2)	690.4	40.7	—	731.1
CMO/MBS-non agency	40.4	1.4	0.6	41.2
CMBS (3)	153.5	8.3	0.7	161.1
ABS-residential (4)	19.9	0.1	2.4	17.6
ABS-non residential	145.3	3.6	—	148.9
Foreign	399.0	19.6	6.3	412.3

Total fixed maturities	3,335.2	184.5	11.5	3,508.2
Equity securities	156.2	95.0	1.3	249.9
Other investments	138.6	0.7	—	139.3
Short-term investments	443.1	0.1	—	443.2

Total investments	$4,073.1	$280.3	$12.8	$4,340.6

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $103.4 million amortized cost, $105.5 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
U.S. Treasury securities	$171.7	$1.9	$0.9	$172.7
U.S. Government agencies (1)	395.3	9.1	0.8	403.6
Obligations of states and political subdivisions	692.6	33.0	0.9	724.7
Corporate securities	513.8	16.5	3.0	527.3
Structured securities:
CMO/MBS-agency	874.1	28.1	1.7	900.5
CMO/MBS-non agency	52.4	0.5	6.3	46.6
CMBS	166.6	2.4	2.0	167.0
ABS-residential	23.1	—	5.0	18.1
ABS-non residential	182.7	2.7	0.7	184.7
Foreign	375.7	15.6	4.4	386.9

Total fixed maturities	3,448.0	109.8	25.7	3,532.1
Equity securities	181.6	84.9	0.6	265.9
Other investments	97.4	—	0.4	97.0
Short-term investments	439.4	—	0.1	439.3

Total investments	$4,166.4	$194.7	$26.8	$4,334.3

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $158.6 million amortized cost, $159.6 million fair value.

Included in fair value of total investments at September 30, 2010 and December 31, 2009 are $179.1 million and $235.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to the Company’s International Specialty segment.

The amortized cost and fair values of fixed maturity investments as of September 30, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$178.3	$180.1
Due after one year through five years	1,232.2	1,288.3
Due after five years through ten years	646.4	699.0
Thereafter	228.8	240.9
Structured securities	1,049.5	1,099.9

Total	$3,335.2	$3,508.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other investments at September 30, 2010 and December 31, 2009 is presented below:

September 30, 2010	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities
U.S. Government agencies (1) (2)	$4.9	$—	$2.6	$—	$7.5	$—
Obligations of states and political subdivisions	8.3	0.2	0.7	0.3	9.0	0.5
Corporate securities	5.4	0.2	11.9	0.8	17.3	1.0
Structured securities:
CMO/MBS-agency (1)	9.8	—	—	—	9.8	—
CMO/MBS-non agency (1)	—	—	9.1	0.6	9.1	0.6
CMBS (1)	1.7	—	8.9	0.7	10.6	0.7
ABS-residential	7.7	1.7	3.5	0.7	11.2	2.4
ABS-non residential (1) (2)	1.8	—	0.8	—	2.6	—
Foreign	134.4	6.0	1.7	0.3	136.1	6.3

Total fixed maturities	174.0	8.1	39.2	3.4	213.2	11.5
Equity securities (2)	16.6	1.3	0.1	—	16.7	1.3

Total	$190.6	$9.4	$39.3	$3.4	$229.9	$12.8

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2009	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities
U.S. Treasury securities	$72.0	$0.8	$8.4	$0.1	$80.4	$0.9
U.S. Government agencies	98.0	0.8	—	—	98.0	0.8
Obligations of states and political subdivisions	45.7	0.5	3.5	0.4	49.2	0.9
Corporate securities	93.4	0.9	14.8	2.1	108.2	3.0
Structured securities:
CMO/MBS-agency	143.3	1.6	1.2	0.1	144.5	1.7
CMO/MBS-non agency	1.0	—	42.6	6.3	43.6	6.3
CMBS	16.8	0.1	23.9	1.9	40.7	2.0
ABS-residential	10.2	3.1	7.7	1.9	17.9	5.0
ABS-non residential	22.4	0.1	10.5	0.6	32.9	0.7
Foreign	149.2	1.4	49.3	3.0	198.5	4.4

Total fixed maturities	652.0	9.3	161.9	16.4	813.9	25.7
Equity securities	9.1	0.6	1.1	—	10.2	0.6
Other investments	—	—	13.0	0.4	13.0	0.4
Short-term investments	8.0	0.1	—	—	8.0	0.1

Total	$669.1	$10.0	$176.0	$16.8	$845.1	$26.8

The Company holds a total of 4,168 securities, of which 283 were in an unrealized loss position for less than one year and 38 were in an unrealized loss position for a period one year or greater as of September 30, 2010.

The following table presents the Company’s gross realized investment gains (losses) for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Realized gains
Fixed maturities	$5.3	$10.9	$27.0	$30.6
Equity securities	0.9	0.4	4.4	1.4
Short-term and other investments	5.2	1.9	6.9	3.9

Gross realized gains	11.4	13.2	38.3	35.9
Realized losses
Fixed maturities	(2.0)	(3.7)	(7.4)	(16.7)
Equity securities	(0.2)	—	(1.1)	(0.9)
Short-term and other investments	(0.1)	—	(0.4)	(2.0)
Other-than-temporary impairment losses on fixed maturities	—	—	(0.8)	(6.0)
Other-than-temporary impairment losses on equity securities	—	(1.4)	—	(17.2)
Other-than-temporary impairment losses Funds at Lloyd’s foreign currency exchange	—	(7.4)	—	(13.4)

Gross realized losses	(2.3)	(12.5)	(9.7)	(56.2)

Net realized investment gains (losses)	$9.1	$0.7	$28.6	$(20.3)

In June 2010, the Company entered into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in its non-US Dollar denominated higher yielding, fixed maturity investments. The forward contracts used are typically less than sixty days and will be renewed, upon expiration of the initial contracts, as long as the non-US Dollar denominated higher yielding fixed maturity investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes.

Foreign exchange unrealized gains on bonds of $0.5 million were offset by foreign exchange realized losses on forwards of $0.5 million for the three and nine months ended September 30, 2010 and are reflected in realized gains and losses in the income statement and in the table above. As of September 30, 2010, the total notional amount of the Company’s holdings in non-US Dollar denominated higher yielding fixed maturity investments was $4.8 million.

At September 30, 2010, the amortized cost and fair value of investments on deposit with various U.S. insurance and other regulatory agencies were $233.7 million and $250.4 million, respectively.

Investments with an amortized cost of $147.3 million and fair value of $152.7 million were pledged as collateral in support of irrevocable letters of credit at September 30, 2010. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $38.2 million and the Company’s Corporate member’s capital as security to support the underwriting business at Lloyd’s in the amount of $92.5 million. The Company also has securities of $14.3 million (amortized cost) and $15.3 million (fair value) principally pledged as collateral related to a security trust agreement.

Securities and letters of credit pledged to Lloyd’s as the Company’s Corporate member’s capital at September 30, 2010 are comprised of:

(in millions)
Letters of credit	$92.5
Fixed maturities, at fair value	124.8
Short-term investments, at fair value	9.3

Total securities and letters of credit pledged to Lloyd’s	$226.6

The Company evaluates its investments for impairment at each reporting period. In accordance with Company policy, the determination that a security has incurred an other-than-temporary decline in fair value and the associated amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. The Company reviews its investments in an unrealized loss position at each balance sheet date to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. In general, the process for identifying other-than-temporary declines in fair value involves the consideration of a number of factors, including but not limited to, whether the issuer has been downgraded to below investment-grade, the length of time in which there has been a significant decline in value, the liquidity, business prospects, and overall financial condition of the issuer, the nature and performance of the collateral or other credit support backing the security, the significance of the decline in value, and whether the Company has the intent to sell the debt security or may be required to sell the debt security before its anticipated recovery. For equity securities, the length of time in which there has been a significant decline in value, the significance of the decline in value and whether the Company has the intent to sell the security before its anticipated recovery are the primary factors in determining if an unrealized loss on a security is other-than-temporary. If consideration of the factors above results in a conclusion that the decline in fair value is other-than-temporary, the cost basis of the security is written down to fair value and the write down is recorded as a realized loss. For securities in an unrealized loss position at September 30, 2010, management has evaluated the aforementioned factors. Based on an evaluation of these factors, the Company has concluded that the unrealized losses on the Company’s investments in fixed maturities and equity securities, as shown above, at September 30, 2010, are temporary.

Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increasing credit spreads and higher market yields relative to the date the securities were purchased, macroeconomic issues affecting market liquidity, and for structured securities by the performance of the underlying collateral as well. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010. The Company recognized other-than-temporary losses on its fixed maturities portfolio of $0 and $0.8 million for the three and nine months ended September 30, 2010, respectively.

For investments in equity securities, none of the unrealized losses have been in an unrealized loss position of 10% or more for greater than one year. The Company did not recognize any other-than-temporary losses during the three and nine months ended September 30, 2010 on its equity securities portfolio.

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

The Company receives fair value prices from an independent pricing service and its independent investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with GAAP requirements. In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the independent providers as of September 30, 2010. A description of the Company’s valuation techniques used to measure its assets at fair value is typically as follows:

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

Fixed Maturities (Available-for-Sale) Level 3:

•	Corporate securities reported at fair value utilizing Level 3 inputs are infrequently traded securities valued by an independent investment manager utilizing unobservable inputs.

Transfers Between Level 1 and Level 2 securities: There were no significant transfers between Level 1 and Level 2 securities during the nine month period ended September 30, 2010.

Equity Securities Level 1: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from a third party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 3: The Company has certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities are as follows:

•	The Company obtains fair value measurements from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	The Company used a quoted market price and adjusts the price using unobservable inputs due to certain restrictions as to the ability to sell the security.

•

The Company has determined that its investment in an equity fund is a Level 3 investment and has moved the investment from Level 1 to Level 3. The Company obtains fair value measurements for this fund by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. There were no transfers of other investments between Level 1 and Level 2 for the nine months ended September 30, 2010.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s which represents a portion of the Company’s Corporate member’s capital as security to support the underwriting business at Lloyd’s. Lloyd’s invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the nine months ended September 30, 2010.

Based on an analysis of the inputs, the Company’s financial assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2010	Level 1 (a)	Level 2 (b)	Level 3 (c)
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$156.2	$156.2	$—	$—
U.S. Government agencies	340.6	—	340.6	—
Obligations of states and political subdivisions	666.9	—	666.9	—
Corporate securities	832.3	—	831.6	0.7
Structured securities:
CMO/MBS-agency	731.1	—	731.1	—
CMO/MBS-non agency	41.2	—	41.2	—
CMBS	161.1	—	161.1	—
ABS-residential	17.6	—	17.6	—
ABS-non residential	148.9	—	148.9	—
Foreign	412.3	—	412.3	—
Equity securities	249.9	231.6	—	18.3
Other investments	82.5	—	82.5	—
Short-term investments	443.2	438.8	4.4	—

	$4,283.8	$826.6	$3,438.2	$19.0

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2009	Level 1 (a)	Level 2 (b)	Level 3 (c)
Investments
Fixed maturities (Available-for-sale):
U.S. Treasury securities	$172.7	$172.7	$—	$—
U.S. Government agencies	403.6	—	403.6	—
Obligations of states and political subdivisions	724.7	—	724.7	—
Corporate securities	527.3	—	526.6	0.7
Structured securities
CMO/MBS-agency	900.5	—	900.5	—
CMO/MBS-non agency	46.6	—	46.6	—
CMBS	167.0	—	167.0	—
ABS-residential	18.1	—	18.1	—
ABS-non residential	184.7	—	184.7	—
Foreign	384.7	—	384.7	—
Fixed maturities (Trading):
Foreign	2.2	—	2.2	—
Equity securities	265.9	251.9	—	14.0
Other investments	66.3	—	66.3	—
Short-term investments	439.3	439.3	—	—

	$4,303.6	$863.9	$3,425.0	$14.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at September 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Corporate Securities	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3 (a) (b)	—	7.7	7.7
Transfers out of Level 3	—	(1.3)	(1.3)
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	(1.0)	(1.0)
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(1.1)	(1.1)
Settlements	—	—	—

Ending balance, September 30, 2010	$0.7	$18.3	$19.0

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$—	$—	$—

(a)	Transferred from Level 1 to Level 3 due to significant other unobservable inputs included in market pricing.
(b)	The Company’s policy is to recognize transfers in and transfers out of Level 3 at the end of the reporting period.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Corporate Securities	Equity Securities	Total
Beginning balance, January 1, 2009	$1.4	$6.2	$7.6
Total gains or losses (realized/unrealized):
Included in net income	(0.5)	—	(0.5)
Included in other comprehensive income	0.3	7.8	8.1
Purchases, issuances and settlements	(0.5)	—	(0.5)
Transfers in and/or out of Level 3	—	—	—

Ending balance, December 31, 2009	$0.7	$14.0	$14.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$—	$—

At September 30, 2010, the Company did not have any financial assets or financial liabilities measured on a nonrecurring basis.

5.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2010	2009	2010	2009
Net income	$23.0	$27.6	$69.8	$76.5
Weighted average common shares outstanding-basic	29,504,900	30,765,096	29,998,803	30,697,706
Effect of dilutive securities
Equity compensation awards	371,450	124,111	334,882	112,911

Weighted average common shares outstanding-diluted	29,876,350	30,889,207	30,333,685	30,810,617

Net income per common share - basic	$0.78	$0.89	$2.33	$2.49

Net income per common share - diluted	$0.77	$0.89	$2.31	$2.48

Excluded from the weighted average common shares outstanding calculation at September 30, 2010 and 2009 are 2,374,101 shares and 145,999 shares, respectively, which are currently held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2010, options to purchase 894,068 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2016. For the three and nine months ended September 30, 2009, options to purchase 1,032,241 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2010 through 2016.

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

On December 4, 2008, a lawsuit was filed against PXRE, Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action based on facts and circumstances on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted the Company’s motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. The Company does not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and on May 14, 2010 the Company filed its Motion to Dismiss Plaintiffs’ Third Amended Complaint which is currently pending before the Court.

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

The Company also has operations in Belgium, Switzerland, and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

The Company’s income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Current tax provision	$12.9	$11.1	$31.9	$28.0
Deferred tax benefit related to:
Future tax deductions	(4.3)	(1.1)	(4.0)	(12.5)
Valuation allowance change	(0.2)	(0.2)	(0.7)	(0.7)

Income tax provision	$8.4	$9.8	$27.2	$14.8

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Income tax provision at expected rate	$9.3	$9.0	$33.5	$24.8
Tax effect of:
Tax-exempt interest	(1.4)	(2.0)	(4.6)	(5.9)
Dividends received deduction	(0.4)	(0.3)	(1.1)	(1.1)
Valuation allowance change	(0.2)	(0.2)	(0.7)	(0.7)
Other permanent adjustments, net	1.0	—	1.1	0.2
Adjustment for 2009 tax return	1.3	—	1.3	—
Adjustment for annualized rate	0.1	(0.1)	(0.7)	(0.4)
Disallowed interest expense	—	(0.5)	—	—
United States state tax expense	0.3	0.2	0.2	(3.5)
Other foreign adjustments	0.1	—	0.2	—
Foreign exchange adjustments	(1.7)	3.7	(2.0)	1.4

Income tax provision	$8.4	$9.8	$27.2	$14.8

The Company’s net deferred tax assets are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At September 30, 2010, the Company had a total net deferred tax assets of $26.0 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $32.9 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.7 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the nine months ended September 30, 2010, the valuation allowance was reduced by $0.7 million.

The Company had no material unrecognized tax benefits upon adoption of the accounting guidance for accounting for uncertainty in income taxes and has no material unrecognized tax benefits as of September 30, 2010. Tax years ended December 31, 2007 through December 31, 2009, as related to the Company’s United States subsidiaries, are open for examination by the Internal Revenue Service. Tax years ended December 31, 2008 and December 31, 2009 are open for examination by Her Majesty’s Revenue and Customs in respect to the Company’s United Kingdom entities.

8.	Equity-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. The Company uses the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions used by the Company for the nine months ended September 30, 2010 and 2009:

	2010	2009
Risk-free rate of return	1.34% to 2.65%	0.40% to 2.82%
Expected dividend yields	1.55% to 1.65%	0.00%
Expected award life (years)	1.00 to 5.06	1.00 to 4.81
Expected volatility	31.3% to 31.8%	29.9% to 50.78%

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

A summary of option activity under the 2007 Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	493,035	$36.05
Granted	75	$28.49
Exercised	(10,075)	$26.45
Expired or forfeited	(26,678)	$36.15

Outstanding at September 30, 2010	456,357	$36.67

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for share options was $0.9 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. Compensation expense from all equity-based compensation awards is included in

“Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. For the nine months ended September, 2010, the Company received cash payments of $0.3 million (net of any related tax payments) related to the settlement of options exercised under the 2007 Plan. Unamortized expense for these options was $2.1 million as of September 30, 2010.

A summary of restricted share units activity under the 2007 Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	94,455	$36.54
Granted	60,862	$25.44
Vested and issued	(31,543)	$33.88
Expired or forfeited	(11,416)	$38.30

Outstanding at September 30, 2010	112,358	$30.82

The restricted share units will vest over three to five years. Expense recognized under this plan for the restricted share units was $0.9 million for each of the nine months ended September 30, 2010 and 2009. As of September 30, 2010, there was $2.9 million of total unrecognized compensation cost related to restricted share units granted by the Company.

A summary of stock-settled SARs activity under the 2007 Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	249,552	$28.03
Granted	407,900	$28.38
Exercised	(539)	$28.14
Expired or forfeited	(20,625)	$28.14

Outstanding at September 30, 2010	636,288	$28.25

The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of the Company’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.2 million for the nine months ended September 30, 2010. Expense recognized for the stock-settled SARs was not material for the nine months ended September 30, 2009. As of September 30, 2010, there was $3.7 million of total unrecognized compensation cost related to stock-settled SARs granted by the Company.

A summary of cash-settled SARs activity under the 2007 Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	300,203	$28.07
Granted	461,246	$28.33
Exercised	(6,542)	$28.14
Expired or forfeited	(51,145)	$28.06

Outstanding at September 30, 2010	703,762	$28.24

The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of the Company’s common stock over the exercise price. The Company is accounting for the cash-settled SARs as liability awards. Expense recognized for the cash-settled SARs totaled $1.9 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $3.7 million of total unrecognized compensation cost related to cash-settled SARs granted by the Company.

Argo Group’s 2007 Employee Share Purchase Plan

The Company has established an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense of $0.2 million was recognized under this plan for each of the nine months ended September 30, 2010 and 2009.

Argo Group’s Save As You Earn Plan

The Company has established a Save As You Earn Plan for its United Kingdom employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three or five years at 85% of the market value of the Company’s common shares on the first day of the offering period. Expense of $0.1 million was recognized under this plan for the nine months ended September 30, 2010. Expense recognized under this plan was not material for the nine months ended September 30, 2009.

Argo Group’s 2008 Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuates daily thereafter on that same basis. Distributions from the Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Under this plan, the Company recorded compensation expense of $0.6 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

A summary of option activity under the Amended Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	666,709	$34.92
Granted	—	$0.00
Exercised	(57,410)	$24.70
Expired or forfeited	(55,733)	$39.25

Outstanding at September 30, 2010	553,566	$35.55

The compensation expense recorded for options outstanding was $0.4 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September, 2010, the Company received cash payments of $1.4 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of September 30, 2010, there was unamortized expense related to these options of $0.3 million.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the Amended Plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	34,071	$48.02
Granted	—	$0.00
Vested and issued	(17,856)	$52.76
Expired or forfeited	(3,166)	$44.70

Outstanding at September 30, 2010	13,049	$42.35

The compensation expense recorded for non-vested stock awards outstanding was $0.5 million and $1.1 million for the nine months ended September 30, 2010 and, 2009, respectively. As of September 30, 2010, there was unamortized expense related to the non-vested stock awards of $0.2 million.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $241.0 million and $286.4 million as of September 30, 2010 and 2009, respectively:

	For the Nine Months
	Ended September 30,
(in millions)	2010	2009
Net beginning of the year	$2,213.2	$2,115.6
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	631.7	634.6
Prior accident years	(26.8)	10.0

Losses and LAE incurred during calendar year, net of reinsurance	604.9	644.6

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	129.3	142.1
Prior accident years	445.6	446.7

Losses and LAE payments made during current calendar year, net of reinsurance:	574.9	588.8

Additional participation interest	44.6	18.2
Foreign exchange adjustments	(11.9)	13.9

Net reserves - end of period	2,275.9	2,203.5
Add:
Reinsurance recoverable on unpaid losses and
LAE, end of period	954.3	983.4

Gross reserves - end of period	$3,230.2	$3,186.9

Included in losses and LAE for the nine months ended September 30, 2010 was $26.8 million in favorable prior years’ loss reserve development comprised of the following: $9.3 million of net favorable development in the Excess and Surplus Lines segment resulting from $9.5 million of favorable development related to casualty and professional liability lines of business partially offset by $0.2 million of unfavorable development related to property lines of business; $5.4 million of net favorable development in the Commercial Specialty segment resulting from favorable development primarily in workers compensation and property lines of business partially offset by unfavorable development in liabilty lines of business; $14.5 million of favorable development in the Reinsurance segment comprising $12.2 million attributable to short-tail non-catastrophe losses, $1.1 million attributable to Hurricanes Ike and Gustav, and $1.2 million related to other assumed programs; $2.7 million of net unfavorable development in the International Specialty segment attributable to $11.6 million unfavorable development related to liability lines of business partially offset by $8.9 million favorable development related to property lines of business; and $0.3 million of net favorable development in the Run-off Lines segment due to $8.2 million of favorable development related to risk management run-off reserves and $1.6 million of favorable development on legacy PXRE claims, partially offset by $9.5 million of unfavorable development in asbestos and environmental lines.

Included in losses and LAE for the nine months ended September 30, 2009 was $10.0 million of unfavorable loss reserve development comprised of the following: $9.7 million of favorable development in the Excess and Surplus Lines segment resulting from $6.8 million related to casualty and professional liability lines of business and $2.9 million related to property lines of business; $2.2 million of net unfavorable development in the Commercial Specialty segment primarily due to unfavorable development of $5.4 million in auto and professional liability lines, partially offset by $3.3 million favorable development in workers compensation lines; $6.7 million of favorable development in the Reinsurance segment comprised of $3.2 million of favorable development attributable to Hurricane Ike and $3.5 million attributable to non-catastrophe losses; $24.4 million unfavorable development in International Specialty lines attributable to property lines written primarily in 2008; and $0.2 million of net favorable development in the Run-off Lines segment primarily due to $6.3 million favorable development on legacy PXRE claims, $2.2 million of favorable development related to 2005 Hurricanes, $6.1 million of unfavorable development in asbestos and environmental lines, and $2.2 million of unfavorable development in workers compensation lines due to the unwinding of the reserve discount.

In the opinion of management, the Company’s reserves represent the best estimate of its ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to significant uncertainties and related management judgments inherent in estimating losses and LAE, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

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

Revenues and income (loss) before income taxes for each segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Revenue:
Earned premiums
Excess and Surplus Lines	$122.2	$138.4	$376.0	$403.9
Commercial Specialty	81.6	90.4	254.2	274.4
Reinsurance	24.8	22.9	74.7	63.4
International Specialty	60.7	95.6	232.2	320.8
Run-off Lines	(0.4)	(0.1)	(0.2)	0.3

Total earned premiums	288.9	347.2	936.9	1,062.8
Net investment income
Excess and Surplus Lines	14.4	14.8	43.7	49.3
Commercial Specialty	7.2	6.6	22.1	22.4
Reinsurance	2.4	1.7	6.4	5.8
International Specialty	3.9	1.4	10.6	8.3
Run-off Lines	4.3	5.4	13.4	18.5
Corporate and Other	1.4	2.0	4.3	8.8

Total net investment income	33.6	31.9	100.5	113.1
Fee income (expense), net	1.7	0.7	2.0	(1.8)
Realized investment gains (losses), net	9.1	0.7	28.6	(20.3)

Total revenue	$333.3	$380.5	$1,068.0	$1,153.8

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Income (loss) before income taxes
Excess and Surplus Lines	$15.3	$14.4	$43.5	$63.6
Commercial Specialty	11.9	12.1	17.7	34.5
Reinsurance	8.4	13.9	23.0	34.0
International Specialty	0.1	0.7	(12.8)	8.1
Run-off Lines	(2.0)	(0.5)	1.9	4.1

Total segment income before taxes	33.7	40.6	73.3	144.3
Corporate and Other	(11.4)	(3.9)	(4.9)	(32.7)
Realized investment gains (losses), net	9.1	0.7	28.6	(20.3)

Total income before income taxes	$31.4	$37.4	$97.0	$91.3

In 2010, management reevaluated the metrics used to evaluate the business, including the results of operations of the segments. Beginning in 2010, management includes an allocation of interest expense to the segments to more accurately reflect the cost of capital allocated to each segment. The income (loss) before income taxes in the above table includes the effect of interest expense for the three and nine months ended September 30, 2010. As interest expense was not used by management to evaluate the segments during 2009, the income (loss) before income taxes for the segments were not re-stated for the three and nine months ended September 30, 2009 to include an interest expense component. Interest expense totaled $6.1 million and $19.8 million for the three and nine months ended September 30, 2009, respectively.

The following table represents identifiable assets as of September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Excess and Surplus Lines	$2,331.3	$2,325.1
Commercial Specialty	1,270.4	1,272.6
Reinsurance	495.5	465.9
International Specialty	1,576.9	1,858.2
Run-off Lines	688.7	740.9
Corporate and Other	313.2	234.1

Total	$6,676.0	$6,896.8

At December 31, 2009, the Company was in a net deferred tax asset position. At September 30, 2010, as the Company is in a net deferred tax liability position, excluded from identifiable assets are deferred tax asset (liability) balances of ($4.1) million from Excess and Surplus Lines, $3.0 million from Commercial Specialty, ($10.5) million from International Specialty, $43.2 million from Run-off Lines and ($54.3) million from Corporate and Other.

Included in the International Specialty segment at September 30, 2010 and December 31, 2009 are $638.0 million and $881.5 million, respectively, in assets associated with trade capital providers.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Commissions	$46.6	$69.8	$163.3	$227.1
General expenses	58.1	56.6	158.7	156.2
Premium taxes, boards and bureaus	6.9	8.2	19.5	22.7

	111.6	134.6	341.5	406.0
Net amortization (deferral) of policy acquisition costs	4.2	(0.9)	19.2	(21.7)

Total underwriting, acquisition and insurance expenses	$115.8	$133.7	$360.7	$384.3

Included in general expenses for the three and nine months ended September 30, 2010 is $2.9 million and $5.0 million, respectively, in bad debt expense due primarily to management establishing an allowance in the first quarter and third quarter of 2010 for reinsurance recoverable balances. Included in general expenses for the three and nine months ended September 30, 2009 is $4.8 million of bad debt expense due to the write-off of reinsurance recoverable balances as a result of lost arbitrations.

12.	Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $19.8 million and $37.0 million during the nine months ended September 30, 2010 and 2009, respectively.

Income taxes recovered. The Company recovered income taxes of $2.6 million during the nine months ended September 30, 2010. This recovery, reflected in “Current income taxes receivable, net,” will be applied against the Company’s 2010 estimated tax payments. The Company recovered $5.7 million of income taxes during the nine months ended September 30, 2009. In June 2009, the Company received a $10.1 million refund attributable to a favorable decision rendered by the California State Board of Equalization related to franchise tax payments paid by Argo Group US, Inc. (“Argo Group US”) for tax years 1994 through 1999. Of this refund, $5.6 million was a recovery of taxes and $4.5 million was earned interest. The earned interest has been reflected in “Net investment income” in the Consolidated Statements of Income for the nine months ended September 30, 2009.

Interest paid. The Company paid interest on the junior subordinated debentures of $17.2 million and $18.5 million during the nine months ended September 30, 2010 and 2009, respectively. The Company paid interest on its revolving credit facility and other indebtedness of $0.1 million and $2.4 million, respectively, during the nine months ended September 30, 2010, and $0.7 million and $3.4 million, respectively, during the same period in 2009.

13.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 4, “Investments” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2010 and December 31, 2009, the carrying values of premiums receivable over 90 days were $22.8 million and $20.5 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, are amounts that are due from third party trade reinsurers associated with the operations of Argo Underwriting Agency Limited (“Argo International”).

Upon settlement, the receivable is offset against the liability. The liability is reflected in “Ceded reinsurance payable, net” in the accompanying Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, the payable was in excess of the receivable. Of the Company’s paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade reinsurers, at September 30, 2010 and December 31, 2009, the carrying values over 90 days were $39.2 million and $23.2 million, respectively. The Company’s methodology for establishing its allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility is deemed uncertain, has been included in the allowances. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts for premiums receivable was $5.3 million and $4.9 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $10.3 million and $5.8 million, respectively. As of September 30, 2010 and December 31, 2009, premiums receivable over 90 days were secured by collateral in the amount of $0.1 million and $0, respectively, and reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.8 million, respectively. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Long-term debt. At September 30, 2010 and December 31, 2009, the fair value of the Company’s Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Floating rate loan stock. At September 30, 2010 and December 31, 2009, the fair value of Argo International’s floating rate loan stock was estimated using quoted prices from external sources based on current market conditions.

A summary of the Company’s financial instruments whose carrying amount did not equal fair value at September 30, 2010 and December 31, 2009 is shown below:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Junior subordinated debentures	$311.5	$187.9	$311.4	$190.9
Floating rate loan stock	62.3	30.2	69.2	32.8

	$373.8	$218.1	$380.6	$223.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, and also a discussion of the Company’s financial condition as of September 30, 2010. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gross written premiums	$398.3	$505.8	$1,238.1	$1,573.9

Earned premiums	$288.9	$347.2	$936.9	$1,062.8
Net investment income	33.6	31.9	100.5	113.1
Fee income (expense), net	1.7	0.7	2.0	(1.8)
Realized investment gains (losses), net	9.1	0.7	28.6	(20.3)

Total revenue	$333.3	$380.5	$1,068.0	$1,153.8

Income before income taxes	31.4	37.4	97.0	91.3
Provision for income taxes	8.4	9.8	27.2	14.8

Net income	$23.0	$27.6	$69.8	$76.5

Loss ratio	61.2%	60.0%	64.6%	60.7%
Expense ratio	40.1%	38.5%	38.5%	36.2%

Combined ratio	101.3%	98.5%	103.1%	96.9%

The decline in consolidated gross written and earned premiums for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was primarily due to continued competition, declining rates and the discontinuation of writing certain programs within the Commercial Specialty segment, as well as the revision of its underwriting guidelines in the Commercial Specialty and International Specialty segments. Consolidated gross written and earned premiums declined across all segments, except the Reinsurance segment, which increased primarily due to the new primary excess casualty and professional lines unit, which began writing premiums in the second quarter of 2009. Most of the Company’s product lines have continued to be impacted by increased competition and/or reduced rates.

Consolidated net investment income increased for the three months ended September 30, 2010 as compared to the same period in 2009 due to an increased total invested assets balance coupled with a shift in the portfolio mix during the third quarter of 2010. Consolidated net investment income decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 due to reduced yields. Included in consolidated net investment income for the nine months ended September 30, 2009 was $4.5 million in interest received from the state of California related to a tax settlement. Total invested assets at September 30, 2010 and 2009 were $4,161.5 million and $3,833.7 million, respectively, net of $179.1 million and $243.4 million of invested assets attributable to Argo International’s trade capital providers.

Consolidated fee income (expense), net represents commissions and other fees earned by the Company for non-risk bearing activities reported net of the associated expenses. Fee income is generated by the Commercial Specialty segment as a result of business placed with other insurance companies. In addition, the International Specialty segment generates fee income and profit commission from managing third party capital for certain syndicates at Lloyd’s. Consolidated fee income (expense), net for the three and nine months ended September 30, 2009 were impacted by reduced profit commissions stemming from the decline in operating profits in the International Specialty segment.

Consolidated realized investment gains, net, for the three months ended September 30, 2010 were $9.1 million compared to $0.7 million for the same period in 2009. The consolidated realized investment gains, net were primarily attributable to the fixed income portfolio, as the Company sold selected securities in order to reposition the portfolio into higher yielding assets. Consolidated realized investment gains, net, for the nine months ended September 30, 2010 was $28.6 million compared to $20.3 million realized loss for the same period in 2009. Included in realized investment losses for the three and nine months ended September 30, 2010 were $0 and $0.8 million, respectively, of realized losses due to the recognition of other-than-temporary impairments, compared to $8.8 million and $36.6 million of realized losses for the same period in 2009. Included in the other-than-temporary-impairment charge for the three and nine months ended September 30, 2009 was $7.4 million and $13.4 million of foreign currency exchange loss on securities the Company intended to sell or subsequently sold. If individual securities are determined to have an other-than-temporary impairment, the security is written down to its fair value.

Consolidated losses and loss adjustment expenses were $176.9 million for the three months ended September 30, 2010, compared to $208.3 million for the same period in 2009. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $12.6 million in catastrophe losses for the 2010 accident year, driven primarily by $11.3 million in losses resulting from the New Zealand earthquake. Partially offsetting these losses was $6.5 million in net favorable loss reserve development on prior accident years. Included in the net favorable development was $15.6 million of favorable development primarily attributable to $9.0 million favorable development in the Company’s run-off workers compensation products, with the remaining favorable development occurring over multiple lines. Partially offsetting this favorable development was unfavorable development in the general liability lines, primarily attributable to $9.5 million in reserve strengthening as a result of the Company’s annual actuarial review of the asbestos and environmental reserves for claims incurred many years ago.

Consolidated losses and loss adjustment expenses was $604.9 million for the nine months ended September 30, 2010, compared to $644.6 million for the same period in 2009. Included in losses and loss adjustment expenses for the nine months ended September 30, 2010 was $62.3 million resulting from storms in the United States, the Chile, Haiti and New Zealand earthquakes and the Deepwater Horizon incident. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the nine months ended September 30, 2010:

(in millions)	2009 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2009 Net Reserves
General liability	$957.3	$4.1	0.4%
Workers compensation	447.0	(9.9)	-2.2%
Commercial multi-peril	185.6	(3.3)	-1.8%
Commercial auto liability	161.9	(4.8)	-3.0%
Reinsurance - nonproportional assumed property	89.3	(14.9)	-16.7%
Special property	17.5	(0.4)	-2.3%
Auto physical damage	8.3	(0.4)	-4.8%
International Specialty	336.7	2.7	0.8%
All other lines	9.6	0.1	1.0%

Total	$2,213.2	$(26.8)	-1.2%

With the exception of the reinsurance – nonproportional assumed property, which was primarily attributable to non-catastrophe losses, there was no material reserve development by line of business.

In determining appropriate reserve levels as September 30, 2010, the Company maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however, the maturation of claims since the last analysis provided a basis to assign greater credibility to emerged loss development patterns. Consistent with prior reserve valuations, actuarial estimates were refined to assign alternate weights to the different loss forecasting methodologies in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year.

When determining reserve levels, the Company recognizes that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these factors potentially include changes in underwriting, changes to the ceded reinsurance structure, and the variability associated with the loss settlement process. To properly recognize these uncertainties, actuarial reviews relied to a large extent on the paid and incurred Bornhuetter-Ferguson methodologies. These methods assigned weight to actual reported loss experience as well as an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and severity trends, changes in rates and changes in other factors expected to impact the results. In setting reserves at September 30, 2010, the Company continued to rely most heavily on the paid and incurred Bornhuetter-Ferguson methods for recent accident years; however certain additional weighting was assigned to other actuarial methods to recognize the most current trends emerging in paid and reported loss data.

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

Consolidated loss reserves were $3,230.2 million (including $183.8 million of reserves attributable to the International Specialty segment’s trade capital providers), and $3,186.9 million (including $235.1 million of reserves attributable to trade capital providers) as of September 30, 2010 and 2009, respectively. Management has recorded its best estimate of loss reserves as of September 30, 2010 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $115.8 million and $360.7 million for the three and nine months ended September 30, 2010, respectively, compared to $133.7 million and $384.3 million for the same periods in 2009. Consolidated expense ratios were 40.1% and 38.5% for the three and nine months ended September 30, 2010, respectively, compared to 38.5% and 36.2% for the same periods in 2009. The increase in the expense ratio in 2010 as compared to 2009 was primarily attributable to declining premium volumes without a corresponding reduction in fixed costs.

Consolidated interest expense was $5.8 million and $17.3 million for the three and nine months ended September 30, 2010, respectively, compared to $6.1 million and $19.8 million for the same periods in 2009. The decline in interest expense was the result of more favorable interest rates on the Company’s outstanding debt reflecting current market conditions.

Consolidated foreign currency exchange losses were $3.4 million for the three months ended September 30, 2010 compared to a foreign currency exchange gain of $5.0 million for the same period ended 2009. Consolidated foreign currency exchange gains were $11.9 million for the nine months ended September 30, 2010 compared to a foreign currency exchange loss of $7.9 million for the same period ended 2009. Foreign currency exchange (gains) losses represent the conversion into U.S. Dollars of transactions that are settled in currencies other than U.S. Dollars.

Consolidated provision for income taxes was $8.4 million and $9.8 million for the three months ended September 30, 2010 and 2009, respectively. Consolidated provision for income taxes was $27.2 million and $14.8 million for the nine months ended September 30, 2010 and 2009, respectively. Included in the consolidated provision for income taxes for the nine months ended September 30, 2009 was a $5.6 million tax refund received from the state of California due to a favorable tax settlement. Offsetting this tax refund was $6.3 million in tax expense from Argo Financial Holding (Ireland) Ltd to the Internal Revenue Service for withholding on dividends received from Argo Group US. The consolidated income tax provision for the periods in 2010 and 2009 represents the income tax expense associated with the Company’s operations based on the tax laws of the jurisdictions in which they operate.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gross written premiums	$132.7	$164.5	$403.6	$486.6

Earned premiums	$122.2	$138.4	$376.0	$403.9
Losses and loss adjustment expenses	78.5	91.6	243.1	253.4
Underwriting, acquisition and insurance expenses	41.2	47.2	128.2	136.2

Underwriting income (loss)	2.5	(0.4)	4.7	14.3
Net investment income	14.4	14.8	43.7	49.3
Interest expense	(1.6)	—	(4.9)	—

Income before income taxes	$15.3	$14.4	$43.5	$63.6

Loss ratio	64.3%	66.2%	64.6%	62.7%
Expense ratio	33.7%	34.1%	34.1%	33.7%

Combined ratio	98.0%	100.3%	98.7%	96.4%

The declines in gross written and earned premiums were primarily due to market conditions. The excess and surplus lines marketplace continues to experience increased competition from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. Competition within the excess and surplus lines marketplace remains intense, resulting in continued downward pressure on average rate per exposure and the current economic conditions are forcing insureds to reduce coverage or in some cases, cease operations. In addition, insureds in this segment are often the result of new business formations, which have been limited due to the current economic environment.

The Excess and Surplus Lines segment’s loss ratios for the three months ended September 30, 2010 and 2009 were 64.3% and 66.2%, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $1.5 million in favorable loss reserve development on prior accident years in the casualty, professional liability and property lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2009 was $1.4 million of favorable development on prior accident years primarily in the casualty and professional lines. Additionally, for the three months ended September 30, 2009, $1.5 million in additional losses were recorded for the 2009 accident year for higher than expected losses primarily in the professional liability and property lines.

Losses and loss adjustment expenses for the nine months ended September 30, 2010 and 2009 resulted in loss ratios of 64.6% and 62.7%, respectively. Included in losses and loss adjustment expense for the nine months ended September 30, 2010 was $9.3 million net favorable loss reserve development on prior accident years primarily within the casualty and professional liability lines. Included in losses and loss adjustment expenses for the nine months ended September 30, 2009 was $9.7 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines. Loss reserves for the Excess and Surplus lines segment were $1,385.3 million and $1,334.1 million at September 30, 2010 and 2009, respectively.

Underwriting, insurance and acquisition expenses resulted in expense ratios of 33.7% and 34.1% for the three months ended September 30, 2010 and 2009, respectively. The decrease in the expense ratio in 2010 as compared to 2009 was primarily attributable to increased contingent commission expense in 2009 due to the lack of catastrophe losses. The expense ratios were 34.1% and 33.7% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the year to date expense ratio in 2010 was primarily attributable to declining premium volumes.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gross written premiums	$146.3	$166.5	$338.2	$379.9

Earned premiums	$81.6	$90.4	$254.2	$274.4
Losses and loss adjustment expenses	50.4	60.2	175.3	183.0
Underwriting, acquisition and insurance expenses	26.0	25.8	81.0	79.6

Underwriting income (loss)	5.2	4.4	(2.1)	11.8
Net investment income	7.2	6.6	22.1	22.4
Interest expense	(1.0)	—	(3.1)	—
Fee income, net	0.5	1.1	0.8	0.3

Income before income taxes	$11.9	$12.1	$17.7	$34.5

Loss ratio	61.8%	66.6%	69.0%	66.7%
Expense ratio	31.8%	28.5%	31.9%	29.0%

Combined ratio	93.6%	95.1%	100.9%	95.7%

The decrease in gross written premiums and earned premiums for the three months ended September 30, 2010 as compared to the same periods ended in 2009 was primarily attributable to the discontinued hotel/motel and religious institution programs and underwriting actions in the grocery and restaurant programs within the Argo Select business unit. Earned premiums within Argo Select decreased from $35.2 million for the three months ended September 30, 2009 to $26.9 million for the same period in 2010. The decrease in gross written premiums and earned premiums for the nine months ended September 30, 2010 as compared to the same period ended in 2009 was primarily attributable to the factors noted above plus the impact of the weakened economy on payrolls in the Company’s coal mining workers compensation lines. Earned premiums within Argo Select decreased from $106.8 million for the nine months ended September 30, 2009 to $88.5 million for the same period in 2010. Earned premiums for the coal mining business decreased from $50.9 million for the nine months ended September 30, 2009 to $45.1 million for the same period in 2010. The decreases in earned premiums were partially offset by an increase in earned premiums in the Company’s surety lines of business. Surety lines earned premiums increased $4.3 million, from $3.2 million for the nine months ended September 30, 2009 to $7.5 million for the same period in 2010.

The Commercial Specialty segment’s loss ratios were 61.8% and 66.6% for the three months ended September 30, 2010 and 2009, respectively. The loss ratio for the three months ended September 30, 2010, included $2.2 million of losses from storm activity in the United States. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $1.9 million of net favorable loss reserve development on prior accident years resulting from favorable development in workers compensation lines. For the three months ended September 30, 2009, the Commercial Specialty segment recognized $0.4 million of favorable development on prior accident years. The net favorable loss reserve development was the result of favorable development in workers compensation lines for accident years 2006 and prior, partially offset by unfavorable development in automobile liability and multiple-peril coverages primarily in accident years 2006 through 2008. Losses and loss adjustment expenses for the three months ended September 30, 2009 also included several large non-weather related property losses.

The loss ratios for the nine months ended September 30, 2010 and 2009 were 69.0% and 66.7%, respectively. Losses for the 2010 accident year include total storm activity of $15.5 million. Additionally, for the nine months ended September 30, 2010, the Commercial Specialty segment recognized $5.4 million of favorable loss development on prior accident years. The favorable development was driven primarily by favorable development in the workers compensation line of business as well as property lines related to salvage and subrogation received. This development was partially offset by adverse development in the liability lines. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included total storm activity of $9.5 million. Additionally, for the nine months ended September 30, 2009, the Commercial Specialty segment recognized $2.2 million of unfavorable loss development on prior accident years. This total reflects adverse development in automobile and professional liability lines and involuntary pool participation, along with unwinding the reserve discount on workers compensation business, partially offset by favorable development in workers compensation. Loss reserves for the Commercial Specialty segment were $623.1 million and $597.1 million as of September 30, 2010 and 2009, respectively.

The expense ratios for the three and nine months ended September 30, 2010 were 31.8% and 31.9%, respectively, compared to 28.5% and 29.0% for the same periods in 2009. The increase in the expense ratio was primarily attributable to lower premium volumes and reduced ceding commissions received on the state fund program, coupled with an increase in the allocation of operating expenses to underwriting activities.

Gross fee income, which consists of commissions earned by the Company’s managing general underwriters for brokerage business placed outside the Company, was $3.2 million and $4.9 million for the three and nine months ended September 30, 2010, respectively, and $4.1 million and $4.9 million for the same periods in 2009. The decrease for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily related to the reduction of profit share following losses with two significant carriers. The expenses associated with the generation of fee income were $2.7 million and $4.1 million for the three and nine months ended September 30, 2010, respectively, and $3.0 million and $4.6 million for the same periods in 2009. The decrease for the three and nine months ended September 30, 2010 as compared to the same time period in 2009 was attributable to the reduced allocation of overall operating expenses.

Reinsurance. The following table summarizes the results of operations for the Reinsurance segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gross written premiums	$40.2	$28.9	$168.0	$143.0

Earned premiums	$24.8	$22.9	$74.7	$63.4
Losses and loss adjustment expenses	11.5	3.3	33.2	14.2
Underwriting, acquisition and insurance expenses	6.4	7.4	22.2	21.0

Underwriting income	6.9	12.2	19.3	28.2
Net investment income	2.4	1.7	6.4	5.8
Interest expense	(0.9)	—	(2.7)	—

Income before income taxes	$8.4	$13.9	$23.0	$34.0

Loss ratio	46.4%	14.4%	44.4%	22.4%
Expense ratio	25.8%	32.3%	29.7%	33.1%

Combined ratio	72.2%	46.7%	74.1%	55.5%

The increase in gross written and earned premiums for the three and nine months ended September 30, 2010 as compared to 2009 was primarily attributable to a new primary excess casualty and professional lines unit, which began writing business in the second quarter of 2009. The casualty and professional lines unit contributed earned premiums of $3.8 million and $9.8 million for the three and nine months ended September 30, 2010, respectively, compared to $1.4 million and $1.9 million for the same periods in 2009. Also included in earned premiums for the three and nine months ended September 30, 2010 were reinstatement premiums of $0.1 million and $2.6 million, respectively, related to certain reinsurance contracts.

The loss ratios for the three months ended September 30, 2010 and 2009 were 46.4% and 14.4%, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $5.9 million of losses resulting from the New Zealand and Chile earthquakes. Partially offsetting these 2010 accident year losses was $2.6 million favorable loss development on prior accident years comprised of $1.4 million attributable to short-tail non-catastrophe losses and $1.2 million related to other assumed programs. Included in losses and loss adjustment expenses for the three months ended September 30, 2009 was $2.3 million in favorable loss reserve development for prior accident years related to Hurricane Ike and non-catastrophe losses.

The loss ratios for the nine months ended September 30, 2010 and 2009 were 44.4% and 22.4%, respectively. Losses and loss adjustment expenses for the nine months ended September 30, 2010 included $22.6 million related to the New Zealand and Chile earthquakes and the Deepwater Horizon incident. Partially offsetting these losses was $14.5 million in favorable development comprised of $12.2 million attributable to short-tail non-catastrophe losses, $1.1 million attributable to Hurricanes Ike and Gustav, and $1.2 million related to other assumed programs. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included $3.2 million in favorable loss reserve development for the 2008 accident year due to Hurricane Ike losses developing more favorably than original estimates, coupled with $3.5 million of favorable reported loss activity on the non-catastrophe losses. Loss reserves for the Reinsurance segment were $117.0 million and $74.1 million at September 30, 2010 and 2009, respectively.

The expense ratios for the three and nine months ended September 30, 2010 were 25.8% and 29.7%, respectively, compared to 32.3% and 33.1% for the same periods in 2009. The decline in the expense ratios for the three and nine months ended September 30, 2010 as compared to the same period ended 2009 was primarily attributable to increased ceding commissions from the primary excess casualty and professional lines.

International Specialty. The following table summarizes the results of operations for the International Specialty segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Gross written premiums	$79.8	$145.4	$329.6	$562.6

Earned premiums	$60.7	$95.6	$232.2	$320.8
Losses and loss adjustment expenses	36.2	55.1	153.6	194.1
Underwriting, acquisition and insurance expenses	28.7	40.8	100.8	118.9

Underwriting income (loss)	(4.2)	(0.3)	(22.2)	7.8
Net investment income	3.9	1.4	10.6	8.3
Interest expense	(0.8)	—	(2.4)	—
Fee income (expense), net	1.2	(0.4)	1.2	(2.1)
Impairment of intangible asset	—	—	—	(5.9)

Income (loss) before income taxes	$0.1	$0.7	$(12.8)	$8.1

Loss ratio	59.6%	57.6%	66.1%	60.5%
Expense ratio	47.3%	42.7%	43.4%	37.1%

Combined ratio	106.9%	100.3%	109.5%	97.6%

Earned premiums represent premiums earned on the portion of gross written premiums retained by the Company. In 2009, International Specialty increased its underwriting participation in the syndicates it manages to 61% from 54% in 2008 and has retained that participation for 2010. For the three months ended September 30, 2010 and 2009, the property division wrote approximately $52.1 million and $116.2 million of gross written premiums, respectively. The casualty division wrote $24.5 million and $29.2 million for the same periods, and discontinued lines accounted for the remaining $3.2 million of gross written premiums for the three months ended September 30, 2010. For the nine months ended September 30, 2010 and 2009, the property division wrote $220.2 million and $420.2 million of gross written premiums, respectively. The casualty division wrote $103.0 million and $142.4 million for the same periods, and discontinued lines accounted for the remaining $6.4 million for the nine months ended September 30, 2010. Gross written premiums for the three and nine months ended September 30, 2009 were increased by approximately $40.0 million and $57.2 million, respectively, for increased writings related to property binder business stemming from late reported premium from prior periods. The decrease in property written premiums in 2010 was driven by a planned reduction in property binder business and by significant competition in the direct and facultative market. The decrease in casualty written premiums in 2010 was driven by the Company being more selective in accepting risks within a highly competitive marketplace.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Losses and loss adjustment expenses for the three months and nine months ended September 30, 2010 included $0.8 million favorable and $2.7 million of unfavorable prior accident year loss development. Losses and loss adjustment expenses for the three months ended September 30, 2009 included $2.2 million of unfavorable development primarily related to property binder business written in prior years. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included $24.4 million of unfavorable development which was partiallyoffset by additional premiums of $22.8 million, both of which were primarily related to the property binder business. The effect on the loss ratios for the 2009 periods was mitigated by the increased earned premium that was late reported for the property binder business.

The loss ratio for the three months ended September 30, 2010 was impacted by $6.1 million of catastrophe losses from the New Zealand earthquake. The loss ratio for the nine months ended September 30, 2010 was impacted by $21.3 million of catastrophe losses from the Chile, Haiti and New Zealand earthquakes. Loss reserves as of September 30, 2010 were $611.9 million, which includes $183.8 million attributable to trade reinsurers, compared to $605.3 million, which includes $235.1 million attributable to trade reinsurers, as of September 30, 2009.

The increase in the expense ratio for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was the result of lower earned premium from decreasing premium writings in more recent periods, and further exacerbated by the third quarter and nine months 2009 earned premiums benefiting from the additional property binder earned premiums discussed above.

Fee income represents fees and profit commission derived from the management of third party capital on the Company’s underwriting syndicates at Lloyds. Fee income, net, for the three months ended September 30, 2010 was $1.2 million while 2009 was a $0.4 million loss with fees being more than offset by fee expenses. Fee income, net, for the nine months ended September 30, 2010 was also $1.2 million with the third quarter accounting for the result, as prior periods in 2010 had fees offset by fee expenses. Fee income, net, for the nine months ended September 30, 2009 was a loss of $2.1 million as fees were reduced to reflect revised expectations with respect to syndicate results.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Earned premiums	$(0.4)	$(0.1)	$(0.2)	$0.3
Losses and loss adjustment expenses (benefits)	0.3	(1.9)	(0.3)	(0.1)
Underwriting, acquisition and insurance expenses	5.0	7.7	9.8	14.8

Underwriting loss	(5.7)	(5.9)	(9.7)	(14.4)
Net investment income	4.3	5.4	13.4	18.5
Interest expense	(0.6)	—	(1.8)	—

Income (loss) before income taxes	$(2.0)	$(0.5)	$1.9	$4.1

Earned premiums for the three and nine months ended September 30, 2010 and 2009 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies and other adjustments on policies previously written.

Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $0.3 million of net unfavorable loss reserve development on prior accident years. The unfavorable loss reserve development was the result of $9.5 million unfavorable loss reserve development on asbestos reserves. Partially offsetting this unfavorable loss reserve development was $8.7 million in favorable loss reserve development related to risk management run-off reserves due primarily to better than expected paid and incurred loss activity for workers compensation, and $0.5 million of favorable loss reserve development on the legacy PXRE property non-catastrophe reinsurance reserves. Losses and loss adjustment expenses for the three months ended September 30, 2009 included $1.9 million of net favorable loss reserve development on prior accident years. Favorable loss reserve development consisted of $2.6 million for the legacy PXRE lines attributable to reserves for the 2005 hurricanes and for the non-catastrophe reinsurance lines, partially offset by $0.7 million related to the workers compensation reserve discount.

Included in losses and loss adjustment expense for the nine months ended September 30, 2010 was $0.3 million of net favorable development driven by $8.2 million of favorable development related to risk management run-off reserves due to the factors noted above and $1.6 million in favorable loss reserve development on the legacy PXRE lines. Partially offsetting this favorable development was the $9.5 million in reserve strengthening for asbestos discussed above. Included in losses and loss adjustment expenses for the nine months ended September 30, 2009 was $6.1 million in unfavorable reserve development for prior accident years resulting from the settlement of one large asbestos claim in the first quarter of 2009, coupled with $2.2 million related to the workers compensation reserve discount. More than offsetting this unfavorable loss reserve development was $8.4 million in favorable loss reserve development on the legacy PXRE prior accident years resulting from non-catastrophe reinsurance lines and favorable development on the 2005 hurricane reserves.

Loss reserves for the Run-off Lines were as follows:

	September 30,
	2010		2009
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$122.7	$93.0	$143.3	$125.4
Incurred losses	8.5	9.5	30.4	6.5
Losses paid	(17.4)	(16.8)	(43.7)	(32.3)

Loss reserves - asbestos and environmental, end of the period	113.8	85.7	130.0	99.6
Risk management reserves	336.2	240.8	374.0	274.1
PXRE run-off reserves	34.2	34.1	58.5	58.4
Other run-off lines	8.7	8.5	13.8	13.4

Total loss reserves - Run-off Lines	$492.9	$369.1	$576.3	$445.5

In the third quarter of 2010, the Company concluded its annual review of asbestos and environmental liability reserves. As a result, the Company strengthened asbestos reserves by $9.5 million. The change was driven by increased severity estimates for asbestos claims primarily pertaining to the Company’s assumed reinsurance business. In the opinion of management, the Company’s reserves for the Run-off Lines segment represent the best estimates of its ultimate liabilities based on currently known facts and trends, current laws, current technology and assumptions considered reasonable where specific facts are not known. However, as management regularly monitors and evaluates the activity of these claims, adjustments to the reserves may be recorded outside of the annual review period. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Included in underwriting expenses for the three and nine months ended September 30, 2010 was $2.9 million and $5.0 million, respectively, in bad debt expense for reinsurance recoverable balances whose collection has been deemed doubtful. Bad debt expense for reinsurance recoverable was $4.8 million for each of the three and nine months ended September 30, 2009.

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

For the nine months ended September 30, 2010, net cash provided by operating activities was $29.3 million compared to $267.7 million of net cash provided for the same period in 2009. The decline in net cash provided by operating activities primarily related to an overall decrease in gross written and earned premiums resulting from reduced rates and increased selectivity in accepting risks within a highly competitive marketplace.

Since January 1, 2010 and through the date of this filing, the Company has repurchased 2,558,596 shares of its common stock for a total cost of $81.5 million. Since the inception of the buy-back program in 2007, the Company has repurchased 2,704,595 shares of its common stock at an average price of $32.01 for a total cost of $86.6 million.

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

Currently the Company does not have an outstanding balance under the $150.0 million credit facility. The $15.0 million outstanding balance at June 30, 2010 was repaid during the third quarter of 2010. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, the Company has a $0.1 million letter of credit issued and outstanding under the facility.

In March 2010, the Company received a dividend in the amount of $17.5 million in cash from Argo Re, Ltd, a primary direct subsidiary. In September 2010, Argo Group US received cash dividends of $25.0 million and $30.0 million from Argonaut Insurance Company and Rockwood Casualty Insurance Company, respectively, which are primary direct subsidiaries of Argo Group US. In October 2010, Argo Group US received a dividend of $50.0 million, in the form of $25.0 million in cash and $25.0 million in securities, from Colony Insurance Company, a primary direct subsidiary of Argo Group US.

On February 19, 2010, May 5, 2010, August 10, 2010 and November 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, June 15, 2010 and September 15, 2010, the Company paid $3.7 million, $3.6 million and $3.5 million to its shareholders of record on March 1, 2010, June 1, 2010 and September 1, 2010, respectively. The dividend declared on November 3, 2010 will be paid on December 15, 2010 to its shareholders of record on December 1, 2010.

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

The Company also has operations in Belgium, Switzerland, and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

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

Fixed Maturities Portfolio

The Company continually monitors the credit quality of its fixed maturities portfolio. The Company’s Investment Committee has established guidelines regarding minimum credit quality. These guidelines govern the minimum acceptable credit rating at purchase, as well as the minimum acceptable average credit rating for the portfolio as a whole. As shown on the accompanying table, the Company’s fixed maturites portfolio is diversified among different types of investments and has a weighted average rating of AA. At September 30, 2010, 87.1% ($3.1 billion at fair value) of the Company’s portfolio was rated A or better, with 54.6% ($1.9 billion at fair value) of the portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
U.S. Treasury securities	$156.2	$—	$—	$—	$156.2
U.S. Government agencies	340.6	—	—	—	340.6
Obligations of states and political subdivisions	131.5	453.4	68.2	13.8	666.9
Corporate securities	16.9	69.4	384.7	361.3	832.3
Structured securities:
CMO/MBS-agency	731.1	—	—	—	731.1
CMO/MBS-non agency	22.0	0.7	0.3	18.2	41.2
CMBS	135.2	9.5	13.7	2.7	161.1
ABS-residential	7.4	2.5	2.7	5.0	17.6
ABS-non residential	140.8	1.3	—	6.8	148.9
Foreign	235.2	60.1	71.5	45.5	412.3

Total fixed maturities	$1,916.9	$596.9	$541.1	$453.3	$3,508.2

Monoline Guarantors: Some securities in the Company’s investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At September 30, 2010, the total fair value of these securities was $292.5 million, or 6.7% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The table below shows the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “with” the guarantee is the higher of the monoline insurer or underlying issuer rating. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

(in millions)	With Guarantee	Without Guarantee
AAA	$111.7	$17.0
AA	126.7	203.5
A	50.9	63.9
Less than A	—	4.9
Not Rated	3.2	3.2

Total	$292.5	$292.5

The Company continues to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The average credit quality of monoline holdings without the guarantees is AA-. The Company has no direct investment in any monoline insurer at September 30, 2010.

CMBS/ABS Exposure:

CMBS: The Company’s investment portfolio includes $153.7 million par value of CMBS holdings at September 30, 2010. The amortized cost of these CMBS securities was $153.5 million and the fair value was $161.1 million, representing 3.7% of the Company’s consolidated investment portfolio. Of these CMBS securities, 90.1% ($145.2 million at fair value) were rated AAA and the remaining $15.9 million were rated AA or lower. These CMBS securities are generally of the “conduit” variety (as compared with single property type/single property transactions), providing diversity by number of properties (typically over 100), property type, and geography. The CMBS portfolio has a significant number of seasoned deals; 2005 vintages and earlier represent 85.6% of the total. In addition, the CMBS holdings are senior and super senior credit enhanced securities, and 14.3% of these securities have been defeased with U.S. Treasury securities.

ABS: The Company’s investment portfolio includes $143.1 million par value of non-residential ABS holdings at September 30, 2010. The amortized cost of these ABS securities was $145.3 million and the fair value was $148.9 million, representing 3.4% of the Company’s consolidated investment portfolio. These ABS holdings are collateralized by a variety of asset types including: auto loans, prime consumer credit cards, commercial equipment leases, railcar leases, timberland leases, and others.

Equity Portfolio

The Company holds a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At September 30, 2010, the fair value of the equity securities portfolio was $249.9 million.

The Company has evaluated its equity portfolio to determine what level, if any, the current market conditions may have on its other-than-temporary write downs for the fourth quarter of 2010. Assuming September 30, 2010 market prices, the Company does not anticipate any write downs on its equity portfolio in the fourth quarter of 2010.

Total Portfolio

As of September 30, 2010, the Company had gross unrealized losses of $9.4 million that were in an unrealized loss position for less than one year and $3.4 million of gross unrealized losses that were in an unrealized loss position for one year or greater. The fixed maturities portfolio accounted for 100% of the unrealized losses greater than one year. These losses were primarily due to macroeconomic issues affecting market liquidity and increases in credit spreads. The Company has concluded that the declines in the fair values of its investments in fixed maturities and equity securities as of September 30, 2010 are temporary.

For the three months ended September 30, 2010 and September 30, 2009, the Company recorded other-than-temporary impairments of $0 and $8.8 million, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the Company recorded other-than-temporary impairments of $0.8 million and $36.6 million, respectively.

No issuer (excluding United States Government and United States Governmental agencies) of fixed maturities or equity securities represents more than 3.3% of shareholders’ equity at September 30, 2010.

Foreign Currency Risk

The Company has exposure to foreign currency risk in both its insurance contracts and its invested assets. Certain of the Company’s insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Therefore, the Company attempts to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. In addition, the Company may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended September 30, 2010 and 2009, the Company recorded realized losses of $1.4 million and $2.4 million, respectively, from movements on foreign currency rates. For the nine months ended September 30, 2010 and 2009, the Company recorded realized gains of $13.9 million and realized losses of $21.3 million, respectively, from movements on foreign currency rates.

In June 2010, the Company entered into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure in its non-US Dollar denominated higher yielding, fixed maturity investments. The forward contracts used are typically less than sixty days and will be renewed, upon expiration of the initial contracts, as long as the non-US Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designed as hedges for accounting purposes. The net realized effect on income for the three and nine months ended September 30, 2010 was not material.

The Company holds investments that are denominated in foreign currencies. For these foreign denominated investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

Indebtedness

At September 30, 2010, the Company has $373.8 million of par value indebtedness outstanding of which $255.6 million or 68.4% is subject to variable interest rates and $118.2 million has fixed interest rates. Thus, interest expense on this variable rate debt is directly correlated to market interest rates, primarily changes in the three-month U.S. Dollar-denominated LIBOR rate. Based on the September 30, 2010 outstanding floating par value of $255.6 million, a 100 basis point change in market interest rates would change annual interest expense by $2.5 million.

Item 4.	Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. In designing and evaluating these disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

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

On December 4, 2008, a lawsuit was filed against PXRE, Argo Group and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action based on facts and circumstances on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. On April 6, 2009, the institutional investors filed an amended complaint. The Company filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted the Company’s motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. The Company does not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and on May 14, 2010 the Company filed its Motion to Dismiss Plaintiffs’ Third Amended Complaint, which is currently pending before the Court.

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

Issuer Purchase of Equity Securities

On November 13, 2007, the Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common stock. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restrict stock units, during the three months ended September 30, 2010, the Company repurchased 1,032,110 shares. During the nine months ended September 30, 2010, the Company had repurchased 2,228,102 shares under this authorization. As of September 30, 2010, the Company had repurchased 2,374,101 shares (total of $75.1 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of the Company’s common stock that were repurchased or surrendered during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2010	—	$—	—	$108,178,669
August 1 through August 31, 2010	287,952	$29.83	281,593	$99,768,736
September 1 through September 30, 2010	750,529	$33.04	750,517	$74,944,423

Total	1,038,481	$32.15	1,032,110	$74,944,423

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended September 30, 2010, the Company received 6,371 shares of its common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement, effective as of August 10, 2010, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group on Form 8-K filed on August 13, 2010)

10.2	Letter Agreement, dated August 10, 2010, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.2 to the Current Report of Argo Group on Form 8-K filed on August 13, 2010)

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 5, 2010	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 5, 2010	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer