Form 10-K
period 2010-12-31
Argo Group International Holdings, Ltd.
filed 2011-02-28
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates was approximately $901.2 million.

As of February 16, 2011, the Registrant had 31,230,481 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2010

			Page
		PART I

Item	1.	Business	3
Item	1A.	Risk Factors	19
Item	1B.	Unresolved Staff Comments	37
Item	2.	Properties	37
Item	3.	Legal Proceedings	37
Item	4.	Removed and Reserved	38

PART II

Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	38
Item	6.	Selected Financial Data	41
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	72
Item	8.	Financial Statements and Supplementary Data	74
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
Item	9A.	Controls and Procedures	74
Item	9B.	Other Information	76

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	76
Item	11.	Executive Compensation	76
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	76
Item	13.	Certain Relationships and Related Transactions and Director Independence	77
Item	14.	Principal Accounting Fees and Services	77

PART IV

Item	15.	Exhibits, Financial Statement Schedules	78

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;

•	increased competition;

•	the adequacy of our projected loss reserves including;

o	development of claims that varies from that which was expected when loss reserves were established;

o	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;

o	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;

o	reinsurance coverage being other than what was anticipated when the loss reserves were established;

•	changes to regulatory and tax conditions and legislation;

•	natural and/or man-made disasters, including terrorist acts;

•	the inability to secure reinsurance;

•	the inability to collect reinsurance recoverables;

•	a downgrade in our financial strength ratings;

•	changes in interest rates;

•	changes in the financial markets that impact investment income and the fair market values of our investments;

•	changes in asset valuations;

•	inability to successfully execute our mergers and acquisitions growth strategy; and

•	other risks detailed in this Form 10-K and that may be detailed in other filings with the Securities and Exchange Commission.

These risks and uncertainties are discussed in greater detail in Item 1A “Risk Factors.” We undertake no obligation to publicly update any forward-looking statements.

~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

PART I

Item 1.  Business

Business Overview

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group is the result of a merger in 2007 between Argonaut Group, Inc. and PXRE Group Ltd. (“PXRE”) (the “Merger”). We target niches where we can develop a leadership position and which we believe will generate superior underwriting profits. Our growth has been achieved both organically through an operating strategy focused on disciplined underwriting and as a result of strategic acquisitions.

Following is a summary organization chart for Argo Group:

Business Segments and Products

For the year ended December 31, 2010, Argo Group’s operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, Reinsurance and International Specialty. Additionally, we have a Run-off Lines segment for products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42-72 and Note 14, “Segment Information” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines (“E&S”). Excess and surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite. The lack of insurers willing to offer such coverage is often due to the unique risk characteristics of the insureds, the perils involved, the nature of the business, or the insured’s loss experience. Excess and surplus lines carriers are able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis.

In 2010, our E&S business segment consisted of three operating platforms: Colony Group (“Colony”), Argonaut Specialty and Argo Pro. In the fourth quarter of 2010, we announced the restructuring of this segment and the consolidation of Colony and Argonaut Specialty under a unified platform branded “Colony Specialty.” For purposes of this annual report, we continue to refer separately to Colony and Argonaut Specialty consistent with the manner in which we managed and reported on these operations during 2010. While focused primarily on underwriting on a non-admitted basis, each of these operations may also underwrite certain classes of business on an admitted basis for insureds with risk profiles that meet our underwriting standards.

Colony focuses on a broad class of risks that the standard market chooses not to underwrite, operating through four divisions: Casualty, Property, Transportation and Binding Authority. Colony provides coverage to a broad group of commercial enterprises including restaurants, contractors, day care centers, apartment complexes, condominium associations, manufacturers and distributors. A portion of its business, primarily Transportation (commercial automobile) coverage, is written on an admitted basis.

Argo Pro is comprised of four divisions: Allied Medical, Errors & Omissions, Environmental and Insight. The Allied Medical division targets medical facilities within the social services, miscellaneous healthcare, and long term care segments. The Errors & Omissions division targets insurance agents, lawyers, miscellaneous professions, employment practices and real estate related accounts. The Environmental division offers package policies for environmental consultants and contractors, storage tanks, dry cleaners pollution liability as well as other environmental related liability exposures. Our Insight division offers coverage for architects and engineers, accountants and insurance agents. All Argo Pro divisions focus on small to medium size risks on both an admitted and non admitted basis.

Argonaut Specialty underwrites risks, primarily on an excess and surplus lines basis, which are slightly larger in size and complexity than those traditionally targeted by Colony. It underwrites primary casualty and excess/umbrella coverages for hard to place risks and/or distressed businesses that fall outside of the standard insurance market’s risk appetite. Primary casualty risks comprised 61% of Argonaut Specialty’s premium volume in 2010. The excess/umbrella casualty division accounted for 39% of Argonaut Specialty’s premium volume during 2010.

Commercial Specialty. This segment provides property casualty and surety coverages designed to meet the specialized insurance needs of businesses within certain well defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and an understanding of the businesses it serves. In 2010, our Commercial Specialty segment consisted of the following operations: Argo Select, Rockwood, Commercial Programs Alteris and Argo Surety. During the fourth quarter of 2010, we also announced the acquisition of ARIS Title Insurance Corporation, a statutory insurance company licensed by the New York State Department of Insurance to provide art title insurance that serves the needs of the art marketplace and related fiduciary banking, legal, museum and non-profit communities.

The core operations of Argo Select consist of Grocery, Restaurants, and Specialty Retail (including dry cleaners, commercial launderers, convenience stores, and retail furniture stores). In addition, Argo Select partnered with First Insurance Company of Hawaii (“FICOH”) providing stand-alone hurricane coverage for personal lines policies in that state, a program that was discontinued in 2010. Approximately 48% of Argo Select’s 2010 gross written premium was from the Grocery segment, followed by 24% in Specialty Retail, 16% from Restaurants, 9% from FICOH, and 2% from our discontinued Religious Organizations lines. Argo Select provides property, liability, workers compensation, auto, and umbrella coverage throughout the United States. In the last quarter of 2010, we announced that Argo Select would be marketed going forward under the “Argo Insurance” brand, a unified brand which also includes non-U.S. retail products that we offer independently of our Argo International operation.

Rockwood is recognized as a leading specialty underwriter of workers compensation for the mining industry. It also underwrites business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Rockwood’s strategy includes a strong commitment to its insureds, a highly experienced staff, and a dedication to selective underwriting of individual risks. Approximately 52% of its premiums are written in Pennsylvania where it is the largest workers compensation insurer of independent coal mines. Rockwood underwrites policies on both a large deductible basis and on a guaranteed cost basis for smaller commercial accounts. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, property, commercial automobile and surety coverages, for certain of its mining accounts. These supporting lines of business represented approximately 16% of Rockwood’s gross written premiums in 2010.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. The focus of Argo Surety is to deliver high-quality surety credit solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements promulgated by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as Contract Bonds and Commercial Bonds. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects, whereas commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, or the payment and performance assurance for various forms of contractual obligations, or the completion of services.

Argo Surety targets multiple industries including but not limited to construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil & gas and waste), industrial equipment, technology, retail, public utilities, and healthcare.

Commercial Programs (formerly Programs & Product Development) partners with retail insurance program administrators to develop specialized commercial programs in niche markets. They work with Program Administrators who have expertise in a particular field, a proven record of managing profitable programs, and an established distribution network. The typical Program Administrator selected for Alteris Commercial Programs is equipped to handle responsibilities such as marketing, underwriting, rating and policy issuance subject to our oversight. Target markets for this division include retail and service industries, such as landscaping operations, forestry/logging operations, wineries, and industries related to pet care. Specialty programs are also provided for building management/maintenance companies, community and condominium associations, and landlords (lease guarantee program).

Alteris focuses on specialty programs and alternative risks solutions for selected niche markets, operating through the following divisions: Trident, Alteris Public Risk Solutions and and Alteris Alternative Risk Solutions (formerly Corporate Accounts).

•

Trident functions as both an underwriter and a managing general agency and is a nationally recognized program manager providing insurance products for small to intermediate sized accounts in targeted sectors. Trident manages primary insurance programs serving public entities, public schools, special districts, private education (K-12), home heating dealers, propane dealers, student transportation, septic contractors, waste haulers and lawyers. Trident offers fully insured solutions for individual accounts in the sectors it serves. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, employment practices, law enforcement liability, environmental liability, lawyers professional liability, student accident, police and firefighters accident, workers compensation, inmate medical and tax interruption coverages.

•

Alteris Public Risk Solutions serves large individual governmental entities and self-insured governmental pools. Using both traditional and creative approaches, APRS aligns interests with its clients by targeting sophisticated accounts that participate in their own risk bearing. It’s product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, law enforcement professional liability, employment practices liability and excess liability.

•

Alteris Alternative Risk Solutions provides unbundled alternative risk structures supporting both carriers and program managers through a broad spectrum of products and services. These include program placement, underwriting, administration, acquisition of capital and credit capacity, strategic alliances, policy systems solutions, claims services, risk and safety consultation and reinsurance for property, casualty, workers compensation and other commercial lines of insurance coverage.

Reinsurance. The Reinsurance segment underwrites international and U.S. reinsurance business through the segment’s primary business platform, Argo Re, Ltd., a Bermuda Class 4 insurance company (“Argo Re”). Argo Re also maintains offices through its subsidiary, Argo Solutions, S.A., in Belgium. The Reinsurance segment also operates a Casualty and Professional Lines division that provides primary excess coverage for general and products liability, Directors and Officers liability, Errors and Omissions liability, and Employment Practices Liability for global clients.

The Casualty and Professional Lines division accounted for approximately 29% of the Reinsurance business segment’s premium volume in 2010. In the last quarter of 2010 we announced that going forward, products offered by this division will be marketed under the unified Argo Insurance brand as Argo Insurance Worldwide Professional Lines and Argo Insurance Worldwide Casualty Lines.

Argo Re focuses on underwriting property catastrophe excess of loss reinsurance for a relatively small number of cedents whose accounts are known by the division’s underwriters. Argo Re will also underwrite property per risk and pro rata reinsurance on a select basis. Reinsurance underwritten by Argo Re covers underlying exposures which are located throughout the world including the United States. Property catastrophe reinsurance generally covers claims arising from large catastrophic events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In underwriting the property catastrophe portfolio, exposures are diversified geographically and by peril in order to manage the risks assumed and maximize return.

International Specialty. The International Specialty segment is focused on underwriting worldwide property and non-U.S. liability insurance on behalf of one underwriting syndicate, under the Lloyd’s of London (“Lloyd’s”) global franchise. The segment’s business platform, Argo International, is based in London and comprised of three principal components:

•	Argo Managing Agency, which manages the syndicate for the providers of capital;

•	Syndicate 1200, which underwrites the insurance risk on a year of account basis; and

•	Argo Underwriting Agency, which participates with other capital providers on the syndicate.

Argo International obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on behalf of third parties and capital managed on behalf of Argo Group. The sources of the underwriting capital for the International Specialty segment include our interest provided through Argo International and Argo Re, third party capital participants referred to as trade capital providers and third party capital attributable to individual members referred to as Names and Other Capital. Trade capital providers participate either on a quota share basis or participate directly through the syndicate, assuming 100% of their contractual participation in the syndicate results with such results settled on a year of account basis. The flexibility in the sources of capital allows Argo International to manage its underwriting exposure over the insurance cycle with a view to maximizing profitability.

The table below represents our participation in the syndicate we manage by year of account:

Year of account	2011	2010	2009
Participations on syndicate	1200	1200	1200
Argo Group interest	69%	62%	61%
Third party - Trade capital providers	20%	23%	23%
Third party - Names and Other Capital	11%	15%	16%

Argo International earns its income from return on the underwriting capital that is provided from its own resources, investment income on its capital resources and from commission earned from the management of third party capital. This commission is largely linked to profits generated on behalf of such capital.

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

Underwriters leverage opportunities across geographies and risk layers within each of their divisions. Business is evaluated against risk and return requirements. Operating through Lloyd’s global franchise, Argo International is able to select the markets it operates in by their position in the insurance cycle and thus seek the most profitable business. Lloyd’s business is often written on a syndicate basis across the market. Argo International is the lead underwriter on approximately 40% of the business it underwrites.

Marketing and Distribution

We provide products and services to well defined niche markets. We leverage our capital strength and the Argo Group brands by cross-marketing the products offered by each of our segments among our other platforms and divisions the various operating companies. We offer our distribution partners tailored, innovative solutions for managing risk using the full range of products and services we have available.

Excess and Surplus Lines. Colony distributes its products through a network of appointed wholesale excess and surplus lines agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately 71% of Colony’s premium volume during 2010 was produced through Colony wholesale agents that are appointed to underwrite, quote and issue policies subject to stated underwriting parameters authorized by Colony. The remaining 29% of Colony’s premium volume in 2010 was produced by Colony wholesale agents and brokers who submit business to Colony underwriters for quoting and issuance by Colony personnel. Argo Pro uses wholesale brokers in Allied Medical, Errors & Omissions and Environmental as well as retail agents for Insight’s products. Argonaut Specialty uses a select network of appointed excess and surplus lines brokers to distribute its products.

Commercial Specialty. Commercial Specialty’s distribution is multi-faceted, utilizing retail agents, direct to the insured, program managers and wholesale agents. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Argo Select products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agent and on a direct basis in a limited number of states. Alteris provides its insurance products and related services through licensed retail agents and selected state program managers for its Trident public entity operations, and through selected brokers, wholesalers and program managers within the specialty markets served by its other divisions. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States.

Reinsurance. Argo Re has obtained substantially all of its insurance and reinsurance business through brokers and intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind insurance business in our name without our approval. Argo Re pays commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business assumed by Argo Re. The Casualty and Professional Lines division distributes its products through selected brokers who have established their credentials and experience with our underwriters through prior dealings.

International Specialty. Argo International obtains underwriting business from two main sources: the Lloyd’s open market, and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach Argo International directly with individual insurance risk opportunities for consideration by our underwriters. Brokers also approach Argo International through selected underwriting agencies that have been granted limited authority delegated by Argo International to make underwriting decisions on individual risks In general, risks written on the open market business are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.

Competition

We compete in a variety of markets against a variety of competitors. While Argo Group’s principal direct insurance competitors cannot be easily summarized our principal lines of business are written by numerous other insurance companies as well. Competition for any one account may come from very large international firms or smaller regional companies in the domiciles in which we operate.

To remain competitive, our strategy includes, among other measures, (1) focusing on rate adequacy and underwriting discipline, (2) leveraging our distribution network, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings, (5) providing quality services to agents and policyholders and (6) acquiring suitable property and casualty books of business.

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

Commercial Specialty. Due to the diverse nature of the products offered by the Commercial Specialty segment, competition comes from various sources. The majority of the competition comes from regional companies or regional subsidiaries of national carriers in the domiciles in which they operate. National carriers tend to compete for larger accounts along all product lines. Competition for our public entity products is primarily from small to medium size commercial insurers as well as from state and regional risk pools.

Reinsurance. Argo Re competes with numerous reinsurance and insurance companies. These competitors, many of whom have higher credit ratings and substantially greater financial, marketing and management resources than Argo Re, include independent insurance and reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies and underwriting syndicates.

International Specialty. The principal lines of business in this segment are written by numerous other insurance companies and syndicates at Lloyd’s. Competition for any one account may come from other Lloyd’s syndicates, international firms or smaller regional companies. To remain competitive, Argo International’s strategy includes, among other measures, leveraging the Lloyd’s brand.

Ratings

Financial Strength Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best Company (“A.M. Best”) and Standard & Poor’s (“S&P”) have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares.

A.M. Best ratings current range from “A++” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. With the exception of ARIS Title Insurance Corporation which has yet to be rated, all of our insurance and reinsurance companies have a Financial Strength Rating of “A” (Excellent) with a stable outlook from A.M. Best, and our U.S. insurance subsidiaries have a Financial Strength Rating of “A-” (Strong) with a stable outlook from S&P.

In addition, Argo Group US, Inc. has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P.

Argo International operates as a Lloyd’s syndicate, and therefore, benefits from the ratings assigned to Lloyd’s rather than receiving an independent rating. As all Lloyd’s policies are ultimately backed by the Lloyd’s Central Fund, a single market rating is applied. Lloyd’s, as a market, is rated “A” (Excellent) by A.M. Best and “A+” (Strong) by S&P.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance segments operate are Bermuda, the United States and the United Kingdom. We are also regulated by other countries where we do business.

Bermuda

As a holding company, we are not currently subject to Bermuda insurance regulations. However, the Insurance Act of 1978 and related regulations, as amended (together, the “Insurance Act”), govern the insurance business activities of Argo Re, our operating subsidiary in Bermuda, and provide that no person may carry on the insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Under the Insurance Act, no distinction is made between insurance and reinsurance business.

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

Solvency and Group Regulation

Regulators in Bermuda and other jurisdictions in which we operate are considering various proposals for financial and regulatory reform. In particular, Bermuda continues to enhance its risk-based regulatory regime, which is intended to meet or exceed international standards. The directives covering this regime are often referred to as Solvency II. Many of the areas covered under this initiative will be phased over a number of years. The BMA’s aim is to create a regime which has three core components: (1) Capital Adequacy, (2) Governance and Risk Management, and (3) Disclosure. Most of these elements are interconnected and potentially influenced by developments in other international regimes. As a risk-based capital regime necessitates a strong system of governance and risk management, which reflects the integration of risk and capital management, the BMA has issued its “Insurance Code of Conduct” in February 2010, allowing the market to be fully compliant by 1st July 2011.

Additionally, Bermuda is striving to become recognized by the EU as having an “equivalent solvency regime” in an effort to benefit Bermuda-based companies by utilizing recognition agreements which would acknowledge equivalent solvency requirements and protect these insurers and reinsurers from having to fulfill the solvency requirements under various and differing regimes.

Furthermore, Solvency II-like directives will result in the appointment of a designated “group supervisor” to oversee the group’s overall risk and solvency situation. BMA has asserted that it believed itself to be the proper Group Supervisor for Argo Group.

Argo Re

Effective December 31, 2007, Argo Group amalgamated its two Bermuda reinsurers, Peleus Re and PXRE Reinsurance Ltd. (“PXRE Bermuda”), with Peleus Re as the continuing company. Peleus Re, prior to the amalgamation, was a Class 3 general business insurer, and PXRE Bermuda was a Class 4 general business insurer. As a result of the amalgamation, Peleus Re was granted a Class 4 license under the Insurance Act. Effective April 7, 2008, the name of Peleus Re was changed to Argo Re, Ltd.

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

The Insurance Act sets out a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy: the Bermuda Solvency Capital Requirement model (the “BSCR”). Insurers may also apply in-house models that deal with their own particular risks and where such models satisfy the standards established by the BMA, such insurers may apply to the BMA to use such models in lieu of the BSCR. The amount calculated in accordance with the BSCR or a company’s approved in-house model is referred to as its enhanced capital requirement (“ECR”).

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

Underlying the BSCR is the belief that all insurers should operate with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin prescribed under the Insurance Act. Currently all Class 4 insurers, including Argo Re, are expected to maintain their capital at a target level that is set at 120% of the ECR. At December 31, 2010, Argo Re exceeded the target level.

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

As of December 31, 2010, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act.

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

Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of our common shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to it that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its holding of our common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable.

Dividends

The payment of dividends by Argo Re is limited under the Insurance Act. Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the BMA from declaring or paying any dividends during the next financial year. As of December 31, 2010, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2010, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,251.0 million and the amount required to be maintained was estimated to be $268.7 million. As of December 31, 2010, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $761.6 million.

In March 2010, Argo Re paid a cash dividend of $17.5 million to Argo Group. Argo Re did not pay dividends to Argo Group in 2009 and 2008.

United States

State Insurance Regulation

Argo Group’s U.S. insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group, as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is designed to protect our policyholders rather than our shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the state in which our insurance subsidiaries are domiciled.

Guarantee Associations

Our U.S. insurance subsidiaries are participants in the statutorily created insolvency guarantee associations in all states where they are admitted licensed carriers. These associations were formed for the purpose of paying claims of insolvent companies. We are assessed our pro rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. Non-admitted business is neither supported by or subject to guaranty assessments.

Dividends

Effective December 31, 2007, Argonaut Group, Inc. and PXRE Corporation, two of our intermediate holding companies merged. PXRE Corporation was the surviving entity and was renamed Argonaut Group, Inc. Effective April 7, 2008, Argonaut Group, Inc. was renamed Argo Group US, Inc. (“Argo Group US”). As a result of the merger, all of our U.S. Subsidiaries became subsidiaries of Argo Group US.

As an insurance and reinsurance holding company, Argo Group is largely dependent on dividends and other permitted payments from our insurance subsidiaries to pay cash dividends to our shareholders, for debt service and for our operating capital. The ability of our insurance subsidiaries to pay dividends to Argo Group is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our immediate insurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance company can pay without the approval of its insurance regulator. Argo Group US is able to receive dividends from its direct subsidiaries: Argonaut Insurance Company, Colony and Rockwood. For the year ended December 31, 2010, Colony paid a dividend to Argo Group US in the amount of $50.0 million in the form of $25.2 million in cash and $24.8 million in securities. The dividend was paid and notice was provided to the Virginia Bureau of Insurance. For the year ended December 31, 2010, Rockwood paid an extraordinary dividend to Argo Group US in the amount of $30.0 million. The dividend was paid after receiving approval from the Pennsylvania Department of Insurance. For the year ended December 31, 2010, Argonaut Insurance Company paid a dividend to Argo Group US in the amount of $25.0 million. During 2011, Argonaut Insurance Company may be permitted to pay dividends of up to $13.0 million in cash without approval from the Illinois Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Colony may be permitted, during 2011, to pay dividends of up to $53.5 million in cash without approval from the Virginia Bureau of Insurance, based on the state of domicile’s ordinary dividend calculation. Rockwood may be permitted, during 2011, to pay dividends of up to $13.7 million in cash without approval from the Pennsylvania Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

State laws require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group would become subject to at least some of such regulations, would require approval by the five regulators of Argo Group’s U.S. Subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five regulators prior to such acquisition.

The Terrorism Risk Insurance Program Reauthorization Act

The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law by the U.S. President on December 26, 2007. This law renews the prior federal terrorism risk insurance program through December 31, 2014. The program includes protections for acts of domestic terrorism. The insurer deductible is fixed at 20% of an insurer’s direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles, subject to a $100 billion cap. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014.

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

Lloyd’s Regulations and Requirements.

Argo International’s operations are franchised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates, including reviewing and approving the syndicates’ annual business plan. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient profits available.

Argo International predominately participates in the Lloyd’s market through Argo (No 604) Ltd, a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s) in the form of cash, securities or letters of credit in an amount determined under the Individual Capital Adequacy regime of the FSA. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

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

Solvency II

The European Commission, which acts as the initiator of action and executive body of the EU, has introduced a new directive on insurance regulation and solvency requirements known as Solvency II. This directive was approved by the European Parliament in April 2009 and adopted by the European Council in November 2009. Currently, the European Commission is implementing the Directive and utilizing a three stage process of consultation with Member State regulators and insurance firms. The full implementation of Solvency II is set for December 31, 2012. Solvency II, which is a significant enhancement of the existing Solvency I framework, is the improved regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators.

Argo International, Argo Group’s European-based operation at Lloyd’s of London, will be required to comply with Solvency II and is undertaking actions to be compliant by the imposed implementation date.

Dividends

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. Dividend payments will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International.

Reinsurance

As is common practice within the insurance industry, Argo Group’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, seeking out those with strong financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. In certain instances we also require deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the case of the US subsidiaries in the state where our insurance subsidiary is domiciled.

At December 31, 2010, Argo Group’s reinsurance recoverable balance totaled $1,203.9 million, net of an allowance for doubtful accounts of $15.7 million. The following table reflects the credit ratings for the reinsurers comprising the $1,203.9 million reinsurance recoverable balance at December 31, 2010:

($’s in millions) Ratings per A.M. Best	Reinsurance Recoverables	% of Total

Reinsurers rated A+ or better	$365.5	30.4%
Reinsurers rated A	660.3	54.8%
Reinsurers rated A-	69.8	5.8%
Reinsurers rated below A- or not rated	108.3	9.0%

	$1,203.9	100.0%

The top ten reinsurers, all rated A or higher, accounted for $802.7 million, or approximately 67% of the reinsurance recoverable balance as of December 31, 2010. Management has concluded that all net balances are considered recoverable as of December 31, 2010.

Additional information relating to our reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42-72 and Note 4, “Reinsurance” in the Notes to the Consolidated Financial Statements.

Reserves for Losses and Loss Adjustment Expenses

Argo Group records reserves for specific claims incurred and reported, as well as reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred.

Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. Argo Group uses a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

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

Terrorism peril is deemed by Argo Group to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. We continue to review our underwriting data in assessing aggregate exposure to this peril. We underwrite against the risk of terrorism with a philosophy of avoidance wherever possible to the extent permitted by applicable law. For both property and casualty exposures, this is accomplished through the use of portfolio tracking tools that identify high risk areas, as well as areas of potential concentration. We estimate the probable maximum loss from each risk as well as for the portfolio in total and factor this analysis into the underwriting and reinsurance buying process. The probable maximum loss is model generated, and subject to assumptions that may not be reflective of ultimate losses incurred for a terrorist act.

Additionally, Argo Group has identified certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire due to a terrorist act. Through modeling, we continue to refine our estimates of the probable maximum loss from such an event and factor this analysis into the underwriting evaluation process and also seek to mitigate this exposure through various policy terms and conditions (where allowed by statute) and through the use of reinsurance, to the extent possible. Our current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.

Terrorism exclusions are not permitted in the United States for workers compensation policies under United States federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, because our clients may object to terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the retention limits imposed under the U.S. federal act and that some or many of our policies may not include exclusion for terrorism, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.

Argo Group has discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the mid-1980s, with a limited number of claims occurring on policies written into the early 1990s. Also included in Run-off Lines is other business previously written and classified by PXRE as property catastrophe and Lloyd’s of London. Business formerly written in our Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on Run-off Lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 - 72

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 2000 through 2010. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the year ended December 31, 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. Amounts for the former PXRE companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for Argo International are not included for the years prior to 2008, the year of acquisition.

Table I

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Net of Reinsurance)

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Reserves for Losses and LAE (1)	$ 757.6	$ 929.6	$ 838.2	$ 965.5	$ 1,060.8	$ 1,394.8	$ 1,530.5	$ 1,863.3	$ 2,115.6	$ 2,213.2	$ 2,253.0
Cumulative Amount Paid as of (2)
1 year later	154.0	200.1	188.7	230.5	183.1	235.6	286.6	410.9	567.8	577.9
2 years later	255.1	327.5	348.8	354.1	341.9	435.2	517.8	721.5	965.5
3 years later	326.7	449.8	431.9	471.6	492.9	600.3	712.7	930.0
4 years later	394.2	509.5	514.0	588.5	614.0	734.0	840.9
5 years later	428.4	573.1	609.3	683.0	717.1	822.2
6 years later	471.9	656.3	688.0	765.5	785.3
7 years later	538.9	726.8	763.4	825.4
8 years later	597.7	796.5	817.4
9 years later	658.6	847.7
10 years later	702.3

Reserves Re-estimated as of (3)
1 year later	773.2	991.5	879.0	964.6	1,216.0	1,349.9	1,499.4	1,798.6	2,109.3	2,170.1
2 years later	820.3	1,034.0	889.9	1,158.2	1,196.3	1,331.4	1,472.5	1,757.9	2,018.4
3 years later	851.1	1,053.5	1,090.7	1,161.3	1,200.2	1,306.5	1,446.1	1,696.9
4 years later	875.7	1,084.9	1,099.7	1,187.3	1,196.0	1,316.3	1,413.5
5 years later	905.9	1,100.9	1,138.0	1,189.0	1,219.5	1,296.8
6 years later	921.8	1,141.9	1,142.6	1,208.3	1,208.1
7 years later	961.8	1,147.7	1,166.1	1,208.4
8 years later	964.7	1,174.3	1,172.9
9 years later	987.2	1,184.0
10 years later	991.7
Cumulative (Deficiency) Redundancy (4) (5)	(234.1)	(254.4)	(334.7)	(242.9)	(147.3)	98.0	117.0	166.4	97.2	43.1
Prior Yr. Cumulative (Deficiency) Redundancy (5)	(229.6)	(244.7)	(327.9)	(242.8)	(158.7)	78.5	84.4	105.4	6.3	-

Change in Cumulative (Deficiency) Redundancy	$ (4.5)	$ (9.7)	$ (6.8)	$ (0.1)	$ 11.4	$ 19.5	$ 32.6	$ 61.0	$ 90.9	$ 43.1

(1)	Original estimated reserves for losses and LAE, net of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, net of reinsurance payments as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Cumulative (deficiency) redundancy, compares the adjusted reserves (3) to the reserves as originally established (1) and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.
(5)	The Cumulative (Deficiency) Redundancy for each of the current year and prior year lines includes $176.2 million of (Deficiency) related to the commutation of the Adverse Development Contract (“ADC”) for each of the 2002 through 2004 years. There is no net effect to the change in Cumulative (Deficiency) Redundancy.

Table II

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Gross Reserves)

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Reserves for Losses and LAE (1)	$930.7	$1,147.8	$1,281.6	$1,480.8	$1,607.5	$1,875.4	$2,029.2	$2,425.5	$2,996.6	$3,203.3	$3,152.2
Cumulative Amount Paid as of (2)
1 year later	190.0	246.0	236.7	316.2	275.2	335.6	358.9	499.5	789.5	834.9
2 years later	316.1	411.5	464.6	501.0	470.4	578.5	650.4	894.6	1,383.8
3 years later	404.8	594.1	596.1	638.8	645.5	784.1	903.7	1,198.9
4 years later	515.2	688.8	691.3	771.7	791.9	957.1	1,086.7
5 years later	577.7	762.8	798.5	882.2	924.0	1,085.4
6 years later	628.1	854.7	890.0	990.4	1,026.2
7 years later	700.0	934.6	988.8	1,081.0
8 years later	764.4	1,025.9	1,072.5
9 years later	844.8	1,105.9
10 years later	913.4
Reserves Re-estimated as of (3)
1 year later	966.2	1,265.3	1,370.1	1,489.5	1,604.1	1,792.0	1,960.1	2,369.6	3,044.0	3,135.0
2 years later	1,061.3	1,346.3	1,394.1	1,519.2	1,547.1	1,741.6	1,939.8	2,333.4	2,899.6
3 years later	1,094.0	1,381.4	1,425.7	1,486.5	1,540.8	1,727.4	1,932.3	2,254.1
4 years later	1,146.5	1,405.4	1,410.5	1,513.7	1,542.9	1,764.7	1,869.9
5 years later	1,167.7	1,406.0	1,455.6	1,515.5	1,608.2	1,725.1
6 years later	1,171.0	1,457.6	1,459.4	1,587.1	1,588.5
7 years later	1,218.3	1,461.4	1,533.1	1,581.7
8 years later	1,217.9	1,533.9	1,536.7
9 years later	1,279.1	1,542.0
10 years later	1,281.8
Cumulative (Deficiency) Redundancy (4)	(351.1)	(394.2)	(255.1)	(100.9)	19.0	150.3	159.3	171.4	97.0	68.3
Prior Yr. Cumulative (Deficiency) Redundancy	(348.4)	(386.1)	(251.5)	(106.3)	(0.7)	110.7	96.9	92.1	(47.4)	-

Change in Cumulative (Deficiency) Redundancy	$(2.7)	$(8.1)	$(3.6)	$5.4	$19.7	$39.6	$62.4	$79.3	$144.4	$68.3

(1)	Original estimated reserves for losses and LAE, prior to the effects of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, prior to the effects of reinsurance as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Excluded from the preceding tables are loss reserves of $135.7 million, which were classified as “Liabilities held for sale” as of December 31, 2007.

On September 15, 2005, Argo Group commuted the ADC which originally became effective in 2002. Reserves previously ceded under the contract of $176.2 million are added back to the Reserves Re-estimated section of the Analysis of Losses and Loss Adjustment Expense Development Net of Reinsurance table for the 2002 through 2004 years and is included in the 2005 Reserves for Losses and LAE line. As a result, the Cumulative (Deficiency) Redundancy line and the Prior Year Cumulative (Deficiency) Redundancy line include a $176.2 million deficiency related to the commutation for each of the 2002 through 2004 years. Retention of loss reserves previously ceded under the ADC did not result in additional loss expense.

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

Additional information relating to our loss reserve development is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 42 – 72 and Note 6, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Investments

Investment Strategy and Guidelines

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of our obligations, including claims payments. To ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. To meet our liquidity needs, our fixed income portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2010, these securities, along with cash, represented 78.5% of our total investments and cash.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on the type of issuer, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have written, the currency in which our loss reserves are denominated, or regulatory requirements.

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant rise in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments in our Capital Appreciation Portfolio, which includes high yield fixed income securities, equities, and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

Investment Committee and Investment Managers

The Investment Committee of our Board of Directors has approved an investment policy statement that contains investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results, compliance with investment objectives and guidelines, and ultimately reports our overall investment results to the Board of Directors.

We currently utilize ten professional investment managers to manage our portfolio. Certain short-term investments and other strategic investments are managed internally.

Additional information relating to our investment portfolio is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 72-74 and Note 2, “Investments” in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2010, Argo Group had 1,274 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

A number of Argo Group’s Bermuda based employees, including the Chief Executive Officer of the Company, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times over the next few years. The Bermuda government has a policy that limits the duration of work permits to six years, subject to certain exemptions for key employees.

Available Information

Argo Group’s executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with or furnish them to the SEC.

Item 1A.	Risk Factors

An investment in our common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares. There may be additional risks which we are currently unaware of or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

Risks Related to the Business of Insurance and Reinsurance

The insurance and reinsurance business is historically cyclical, and Argo Group may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, Argo Group may have a shortage of underwriting capacity when premium rates are strong both of which could adversely impact Argo Group’s results.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, general economic conditions and underwriting results of primary insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and capital levels. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry.

Argo Group cannot predict whether market conditions will improve, remain constant or continue to deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates that we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and/or financial condition.

We operate in a highly competitive environment and no assurance can be given that we will be able to compete effectively in this environment.

We compete with numerous companies that provide property and casualty lines of insurance and reinsurance. Although we employ an experienced management team, have a strong capital position, and have a financial strength rating of “A” rating from A.M. Best and an “A-” for our U.S. insurance subsidiaries from S&P, no assurance can be given that we will be able to compete successfully in the insurance and/or reinsurance market. Increased competition in these markets could result in a change in the supply and/or demand for insurance or reinsurance, our ability to price our products at attractive rates and retain existing business, or write new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.

Argo Group’s insurance and reinsurance subsidiaries have exposure to unpredictable and unexpected changes in the claims environment, catastrophes, and terrorist acts that can materially and adversely affect its business, results of operations and/or financial condition.

Emerging Claims. Changes in industry practices and legal, judicial, social and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business such as extending coverage beyond our underwriting intent or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after contracts are issued, and our financial position and results of operations may be materially and adversely affected in such future periods. The effects of these and other unforeseen emerging claims and coverage issues are inherently difficult to predict.

Catastrophic Losses. We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and man-made events. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we will actively manage our exposure to catastrophes through underwriting processes and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our business, results of operations and/or financial condition. Also, it is possible that a series of catastrophic events could occur with unusual frequency in a given period which, although individually not severe enough to reach the attachment point of reinsurance protection, in the aggregate could have a material adverse impact on Argo Group.

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

Terrorism. We may also have exposure to losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider unattractive, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, Argo Group, in its capacity as a primary insurer, would have a significant gap in its reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These events are inherently unpredictable. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility remains that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law by the U.S. President on December 26, 2007. This law renews the prior federal terrorism risk insurance program through December 31, 2014. The program includes protections for acts of domestic terrorism. The insurer deductible is fixed at 20% of an insurer’s direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles, subject to a $100 billion cap. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014.

Global climate change may have an adverse effect on our financial results.

Although uncertainty remains as to the nature and effect of greenhouse gas emissions, we could suffer losses if global climate change results in an increase in the frequency and severity of natural disasters. As with traditional natural disasters, claims arising from these incidents could increase our exposure to losses and have a material adverse impact on our business, results of operations, and/or financial condition.

Because our business is dependent upon insurance and reinsurance agents and brokers, we are exposed to certain risks arising out of distribution channels that could cause our results to be adversely affected.

We market and distribute some of our insurance products through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines without our initial approval. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships could have a significant impact on our ability to market our products and services.

In accordance with industry practice, we may pay amounts owed on claims under our insurance and reinsurance contracts to brokers and/or third party administrators who in turn remit these amounts to our insureds or reinsureds. Although the law is unsettled and depends upon the facts and circumstances of each particular case, in some jurisdictions, if an agent or broker fails to remit funds delivered for the payment of claims, we may remain liable to our insured or reinsured ceding insurer for the deficiency. Likewise, in certain jurisdictions, when the insured or reinsured pays the remitting funds to our agent or broker in full, our premiums are considered to have been paid in full, notwithstanding that we may or may not have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with certain agents and brokers with whom we transact business.

Argo Group may incur income statement charges (or benefits) if the reserves for losses and loss adjustment expenses are insufficient (or redundant). Such income statement charges (or benefits) could be material, individually or in the aggregate, to our financial condition and operating results in future periods some of which could result in rating agency actions and/or the need to raise capital.

General Loss Reserves. We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal precedent and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer, which can be of particular concern to our reinsurance and excess lines business segments. Reserve estimates are continually reevaluated in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and as a consequence, management’s estimates may change from time to time. Because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient (or redundant) and estimates of ultimate losses and loss adjustment expenses may increase (or decrease) over time.

Asbestos and Environmental Liability Loss Reserves. We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. We have a specialized claims unit that investigates and adjusts asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All policies currently being issued by our insurance subsidiaries contain this exclusion. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

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

Management believes these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. We establish reserves to the extent that, in the judgment of our management, the facts and prevailing law reflect an exposure for us not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. We have annually reviewed our loss and loss adjustment expense reserves for our run-off lines of business, including asbestos and environmental claims. The review entails a detailed analysis of our direct and assumed exposure. We will continue to monitor industry trends and our own experience in order to determine the adequacy of our environmental and asbestos reserves.

Black Lung Disease Loss Reserves. Through our subsidiary Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various US federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of our exposure.

Because of all of the above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Income statement charges that would result from such increases, if any, cannot now be reasonably estimated. Such charges could be material, individually or in the aggregate, to our future operating results and financial condition and could result in rating agency actions and/or the need to raise capital. We can provide no assurances such capital will be available. Adjustments to reserves are reflected in the results of the periods in which management’s best estimates are changed.

Additional information relating to our reserves for losses and loss adjustment expense is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 - 72 and Note 6 “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

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

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.

There can be no assurance that Argo Group and its subsidiaries will not experience a ratings downgrade, which may result in an adverse effect on our business, financial condition and operating results.

Ratings with respect to claims paying ability and financial strength are important factors in establishing the competitive position of insurance companies and will also impact the cost and availability of capital to an insurance company. Ratings by A.M. Best and S&P represent an important consideration in maintaining customer confidence in us and in our ability to market insurance products. Rating organizations regularly analyze the financial performance and condition of insurers.

All of our insurance and reinsurance subsidiaries have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best (with the exception of ARIS Title Insurance Corporation, which has yet to be rated). S&P has assigned a Financial Strength Rating of “A-” (Strong) to our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation). Argo Group US has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P.

Our ratings are subject to periodic review by these agencies and the continuation of those ratings cannot be assured. A significant downgrade in these ratings could affect our competitive position in the insurance industry, make it more difficult for us to market our products, result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings, and require us to raise additional capital.

Risks Related to Regulatory Constraints

Regulatory constraints may restrict our ability to operate our business.

General Regulatory Constraints

Restrictions on Ownership. Argo Group’s ownership of U.S. subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of Argo Group. Under applicable insurance regulations, any proposed purchase of 10% or more of Argo Group’s voting securities would require the prior approval of the relevant insurance regulatory authorities.

Except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, for so long as the shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code) of any U.S. Person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person, which we refer to as a 9.5% U.S. Shareholder, will be limited, in the aggregate, to a voting power of less than 9.5% under a formula specified in Argo Group’s bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, the Argo Group Board may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to Argo Group, any subsidiary of Argo Group or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Argo Group that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

Regulation of Subsidiaries

General. Our insurance and reinsurance subsidiaries and insurance-related services subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or may be able to do so only at significant cost. In addition, we may not be able to comply with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or insurance-related services companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject us to fines and other sanctions, which could have a material adverse effect on our business.

Argo Group’s U.S. Subsidiaries. Our U.S. insurance subsidiaries are subject to extensive regulation which may reduce our profitability or inhibit our growth. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations. Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to pursue our business plan and operate our U.S. insurance subsidiaries.

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

Argo Group’s Bermuda Subsidiary. Argo Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda by the Bermuda Monetary Authority. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on Argo Re’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy.

U.K. Financial Services Authority (“FSA”) Regulations. Argo International is regulated by the FSA and franchised by Lloyd’s. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Argo Underwriting Agency) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with Argo International’s business strategy or financial assumptions, possibly resulting in an adverse effect on Argo International’s financial condition and operating results.

Lloyd’s of London Regulations and Requirements. Argo International’s operations are franchised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in Argo International’s business plans, or if charges and assessments payable by Argo International to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Argo International. In addition, no assurances can be given as to how much business Lloyd’s will permit Argo International to underwrite in 2011 and subsequent years nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Argo International in 2010 and prior underwriting years.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P, Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels. Argo International would be adversely affected if Lloyd’s current ratings were downgraded.

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

Argo Group is a holding company with no significant operations or significant assets other than the share capital of our subsidiaries. We rely primarily on cash dividends from our subsidiaries to pay our operating expenses and obligations. We expect future distributions from these subsidiaries to be our principal source of funds to meet our financial obligations and pay shareholder dividends. The payment of dividends by our insurance and reinsurance subsidiaries is limited under Bermuda law, Irish law and under the Illinois, Virginia, Pennsylvania, Ohio and New York insurance laws, which are the states of domicile for Argonaut Insurance Company, Colony Insurance Company, ARIS Title Insurance Corporation and Rockwood Casualty Insurance Company, Argo Group US’s directly owned insurance subsidiaries. These states regulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the state regulatory authorities.

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

Argo Group and certain of its subsidiaries have operations which require employees to live and/or work in Bermuda. Under Bermuda law, non-Bermudians, with some limited exceptions, may not engage in any occupation in Bermuda without an appropriate governmental work permit. The Bermuda government will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum standards for the advertised position. The Bermuda government has a policy that limits the duration of these work permits to six years, subject to certain exemptions for key employees. A substantial number of our Bermuda based employees are employed pursuant to these work permits granted by Bermuda authorities. If the Bermuda government refuses to extend the work permits of our key employees, our operations could be disrupted and our financial performance could be adversely affected.

Litigation and legal proceedings against Argo Group could have an adverse effect on Argo Group’s financial condition.

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010 the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010 the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. We do not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and on May 14, 2010 we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint, which is set for oral argument on March 16, 2011.

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the Private Placement lawsuit or any other future proceedings regarding the alleged facts and circumstances described above, nor can we currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, we are unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. Argo Group has insurance protection that may cover a portion of any potential loss or legal costs, but a settlement above the coverage limits could impact our financial position.

Based on all information available to Argo Group at this time, management believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements. However, if unfavorable outcomes in the Private Placement lawsuit were to occur and result in the payment of substantial damages or fines or criminal penalties, these outcomes could have a material adverse effect on our business, cash flows, results of operations, financial position and prospects.

Argo Group’s subsidiaries are parties to other legal actions incidental to their business. Adverse outcomes could materially affect our financial condition or results of operations.

Argo Group’s merger and acquisition strategy may not succeed.

Argo Group’s strategy for growth may include merger and acquisition transactions. This strategy presents risks that could have a material adverse effect on Argo Group’s business and financial performance, including: (i) the diversion of management’s attention, (ii) the ability of Argo Group to execute a transaction effectively, including the integration of operations and the retention of employees, and (iii) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction.

Specifically, we acquired Argo International in May 2008 and there can be no assurance that we will fully realize the expected benefits of this acquisition. We have recorded goodwill and intangible assets related to the acquisition of Argo International based on assumptions of anticipated benefits. These assets may become impaired if anticipated benefits are not achieved, resulting in a corresponding impact on our results of operations and financial condition.

In addition to the Argo International acquisition, a future transaction within our merger and acquisition strategy may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position and results of operations.

Argo Group’s internal controls may fail and have an adverse effect on our business.

We utilize a number of strategies and processes to mitigate our risk exposure including:

•	engaging in vigorous underwriting within certain defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these strategies. No assurance can be given that an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that instances of fraud, if any, within the company have been detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met; our management does not expect that our disclosure controls or our internal controls will prevent all errors or fraud.

Further, our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform accounting, policy administration, actuarial and other modeling functions necessary for writing business, as well as to process and make claims and other payments. We have a highly trained staff that is committed to the development and maintenance of these systems. The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.

In addition, a security breach of our computer systems could damage our reputation or result in financial liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2010, goodwill and intangible assets represented approximately 15.3% of shareholders’ equity.

Risks Related to Our Corporate Structure

Some aspects of Argo Group’s corporate structure and applicable insurance regulations may discourage or impede sale of the Company, tender offers, or other mechanisms of control.

Restrictions on Stock Transfers. Argo Group’s bye-laws generally permit transfers of our common shares unless the board of directors determines a transfer may result in a non-de minimus adverse tax, legal or regulatory consequence to Argo Group, any Argo Group subsidiary or any direct or indirect shareholder of Argo Group or its affiliates. Argo Group may refuse to register on its share transfer records any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any Argo Group shares purchased that violate the restrictions and as to the transfer of which registration is refused.

Restrictions on Voting Rights. In the event that we become aware of a U.S. Person (that owns Argo Group shares directly or indirectly through non-U.S. entities) owning more than the permitted 9.5% level of voting power of the outstanding shares of Argo Group after a transfer of shares has been registered, Argo Group’s bye-laws provide that, subject to certain exceptions and waiver procedures, the voting rights with respect to the shares of Argo Group owned by any such shareholder will be limited to the permitted level of voting power, subject only to the further limitation that no other shareholder allocated any such voting rights may exceed the permitted level of voting power as a result of such limitation.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to such a request for information or submits incomplete or inaccurate information in response to such a request, Argo Group may, in its sole discretion, eliminate such shareholder’s voting rights.

Election of Board of Directors. Our bye-laws provide for a classified board of directors. The directors of the class elected at each annual general meeting hold office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders. Under our bye-laws, the vote of two-thirds of the outstanding shares entitled to vote and the approval of a majority of the board are required to amend bye-laws regarding appointment and removal of directors, indemnification of directors and officers, directors’ interests and the procedures for amending bye-laws.

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

Argo Group is organized under the laws of Bermuda and our business is based in Bermuda. The Companies Act 1981 of Bermuda, which applies to Argo Group, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, the company’s right to enter into business transactions with shareholders without prior approval from shareholders, committee organization and the scope of indemnification available to directors and officers.

In addition, certain of Argo Group’s directors and officers reside outside the United States. As such, it may be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

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

Risks Related to Economic Uncertainties

We may be adversely affected by changes in economic and political conditions, including inflation and changes in interest rates.

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

Interest rates are highly sensitive to many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, fluctuation in interest rates could have a material adverse effect on our book value.

A prolonged recession or a prolonged period of recovery characterized by a highly competitive environment for pricing terms and conditions, or period of significant turmoil in the U.S. and international financial markets, could adversely affect our business, liquidity and financial conditions, and our share price.

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

We hold a diversified portfolio of investments. These investments are managed in accordance with our investment policy by professional investment management firms and internally, under the direction of our investment committee and the Chief Investment Officer. Although our investment policies stress diversification of risks, conservation of principal, and liquidity, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

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

Additionally, our portfolio of investments in fixed income and short-term securities may be adversely affected by changes in inflation and/or interest rates which, in turn, may adversely affect operating results. The fair market value and investment income of these assets fluctuate with general economic and market conditions. Generally, the fair market value of fixed income securities decreases as interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk.

Since the beginning of the recent global financial crisis, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub prime sector. In addition, during recent years residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth which could have a material and adverse impact on our results of operations, financial condition, business and operations.

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include equity limited partnerships, privately held securities, and other alternative investments. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, such investments entail substantial risks.

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include, (but are not limited to) maximum percentages of investment in certain types of securities, minimum levels of credit quality, and Option-Adjusted Duration guidelines. No issuer (excluding United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 3.7% of shareholders’ equity at December 31, 2010.

Although we seek to preserve our capital, there can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on us.

Argo Group may be adversely affected by foreign currency fluctuations.

Although Argo Group’s foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Brazilian subsidiary whose functional currency is the Brazilian Real, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. With the acquisition of Argo International, foreign currency exposure has increased. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may, from time to time, experience losses resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.

Risks Related to Taxation

Tax Risks Associated with Argo Group

U.S. Tax Risks

Argo Group and Argo Group’s non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our financial condition and operating results.

Argo Group and Argo Group’s non-U.S. subsidiaries have operated and intend to continue to operate in a manner that should not cause them to be treated as engaged in a trade or business in the United States (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that should not cause any of such non-U.S. subsidiaries to be doing business through a permanent establishment in the United States) and, thus, Argo Group believes that it and its non-U.S. subsidiaries should not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income and excise taxes on insurance or reinsurance premiums). However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and as to what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the United States Internal Revenue Service (“IRS”) will not contend successfully that one or more of the non-U.S. subsidiaries is engaged in a trade or business, or carrying on business through a permanent establishment, in the United States.

The reinsurance agreements between Argo Group and Argo Group’s U.S. subsidiaries may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

Under Section 845 of the Internal Revenue Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Code. Accordingly, the application of such provisions is uncertain and we cannot predict what impact, if any, such provisions may have on us and our subsidiaries.

Changes in U.S. federal income tax law could be retroactive and may subject Argo Group or its non-U.S. subsidiaries to U.S. federal income taxation.

Legislation has been introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. There are currently pending legislative proposals which, if enacted, could have a material adverse effect on us or our shareholders. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates that, if enacted, could adversely impact our results. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on Argo Group or our shareholders.

The tax laws and interpretations thereof are subject to change, possibly on a retroactive basis. We are not able to predict if, when or in what form such changes will be provided and whether such guidance will be applied on a retroactive basis.

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

Because the former holders of Argonaut Group common stock did not own 80% or more of the stock (by vote or value) of Argo Group immediately after the merger of Argonaut Group and PXRE, we believe that neither Argo Group nor any of its non-U.S. affiliates should be treated as a domestic corporation subject to U.S. taxation under Section 7874 of the Code. Moreover, although the former holders of Argonaut Group common stock held more than 60% of the stock (by vote and value) of Argo Group immediately after the inversion transaction, we believe that it should not recognize current gain under Section 7874 of the Code or otherwise as a result of the merger of Argonaut Group and PXRE. It is possible that, as a result of certain transfers or licenses of stock or other property, as the case may be, during the applicable period (including the transfer of any income received or accrued during the applicable period by reason of a license of any property by Argonaut Group), Argonaut Group could recognize inversion gain during the applicable period. However, we do not anticipate such transfers taking place and thus do not expect to recognize any inversion gain during the applicable period.

Bermuda Tax Risks

Argo Group and Argo Group’s Bermuda subsidiaries may become subject to Bermuda taxes after 2016.

Bermuda currently imposes no income tax on corporations. In addition, we have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or our Bermuda subsidiaries, until March 28, 2016. We cannot assure you that Argo Group or its Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

However, on February 18, 2011, a Bill was presented to the Bermuda Legislature which, if passed, will extend the period of the assurance mentioned above from 2016 to March 31, 2035. It is anticipated that this Bill will become operative in the next few months at which time we will immediately apply for the new assurance (which in the past has been granted on request) and assuming the issue of the new assurance, the imposition of any tax as mentioned above would not be applicable to us or our Bermuda subsidiaries, until March 31, 2035.

U.K. Tax Risks

Our non-U.K. companies may be subject to U.K. tax.

We intend to operate in such a manner so that none of our companies other than Argo International, which manages Syndicate 1200 at Lloyd’s, Argo Management Services, Ltd., Argo Management Holdings, Ltd., Argo Managing Agency, Ltd. and Argo Direct, Ltd. should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Argo International should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.

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

Irish Tax Risks

Dividends paid by our U.S. subsidiaries to Argo Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.

Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the Republic of Ireland and the United States (“the Irish Treaty”) reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that Argo Financial Holdings, Ltd (“Argo Ireland”) Argo Ireland is not eligible for benefits under the Irish Treaty, any dividends paid by Argo Group’s U.S. subsidiaries to Argo Ireland would be subject to the 30% withholding tax. Such a result could have a material adverse effect on our financial condition and operating results.

Tax Risks Associated with Our Shareholders

If you are a U.S. non-corporate shareholder, dividends you receive from Argo Group will not be eligible for reduced rates of tax upon enactment of certain legislative proposals or after 2012 if legislation is not enacted extending the “qualified dividend” income provisions.

Dividends are generally considered to be ordinary income subject, in the case of individuals, to rates of tax up to 35%. However, dividends paid by a qualified foreign corporation, such as Argo Group, to U.S. non-corporate holders of its common shares, are eligible for reduced rates of taxation (based on the long-term capital gain rates) up to a maximum of 15%. The application of these reduced rates is, however, set to expire in 2013. We, therefore, cannot assure you that any dividends paid by Argo Group after 2012 would continue to qualify for reduced rates of tax.

Moreover, legislation has been introduced in the U.S. Congress that would, if enacted, deny the applicability of reduced rates to dividends paid by any corporation organized under the laws of a foreign country that does not have a comprehensive income tax system, such as Bermuda. It is possible that this legislative proposal could become law before 2013 or that it could apply retroactively. Therefore, depending on whether, when and in what form this legislative proposal is enacted, we cannot assure you that any dividends paid by Argo Group in the future would qualify for reduced rates of tax.

If Argo Group is classified as a passive foreign investment company, which we refer to as a PFIC, your taxes would increase.

In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a passive foreign investment company in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Argo Group believes that it should not be, and currently does not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own Argo Group’s shares.

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

We cannot assure you that Argo Group or its non-U.S. subsidiaries will not be classified as CFCs. We believe that because of the anticipated dispersion of Argo Group’s common share ownership, provisions in Argo Group’s organizational documents that limit voting power and other factors, no United States person who (i) owns Argo Group’s shares directly or indirectly through one or more non-U.S. entities and (ii) has not received a waiver from Argo Group’s board of directors of provisions in Argo Group’s organizational documents that limit voting power, should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of the shares of Argo Group or any of its non-U.S. subsidiaries.

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

If one or more of our non-U.S. subsidiaries is determined to have related person insurance income (“RPII”), you may be subject to U.S. taxation on your pro rata share of such income.

If the RPII of any of our non-U.S. insurance subsidiaries were to equal or exceed 20% of such company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own, directly or indirectly through entities, 20% or more of our voting power or value, then a U.S. person who owns our shares (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such non-U.S. insurance subsidiary’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by the non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the non-U.S. insurance subsidiaries. We believe that the gross RPII of each non-U.S. insurance subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20% of such subsidiary’s gross insurance income. Additionally, we do not expect the direct or indirect insureds of our non-U.S. insurance subsidiaries (and persons related to such insureds) to directly or indirectly own 20% or more of either the voting power or value of our shares. No assurance can be given that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control.

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

U.S. tax-exempt organizations that own our shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a CFC and the tax-exempt shareholder is a 10% U.S. Shareholder or there is RPII and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of any allocation of our insurance income.

The payment of the special cash dividend to Argonaut Group shareholders made in July 2007 could result in adverse U.S. federal income tax consequences to shareholders and to us under certain circumstances.

Argo Group intends to take the position that the amount paid as the special cash dividend is treated as a distribution with respect to the Argonaut Group common stock, and not as consideration in the Merger. Although we believe our position with respect to the special cash dividend is correct, the IRS may take a contrary position, and to the extent the IRS were to prevail, the amount paid as the special cash dividend would be treated as additional cash received in connection with the Merger and not as a distribution for U.S. federal income tax purposes. If the special cash dividend were to be treated as Merger consideration, it is possible that the special cash dividend would be deemed to be paid from Argonaut Group to Argo Group, in which case a U.S. 30% withholding tax could be imposed on such payment.

Risks Related to Capital Structure

Argo Group’s insurance and reinsurance subsidiaries are subject to risk-based capital and solvency requirements under their respective regulatory domiciles.

A risk-based capital system is designed to measure whether the amount of available capital is adequate to support the inherent specific risks of each insurer. Risk-based capital is calculated annually. Authorities use the risk-based capital formula to identify insurance companies that may be undercapitalized and thus may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required based on the respective local thresholds.

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

United States. Argo Group U.S. is subject to the risk-based capital system outlined in the Risk-Based Capital for Insurers Model Act. This Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, broader regulatory remedies become available. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event and (iv) Mandatory Control Level Event. As of December 31, 2010, all U.S. subsidiaries had risk-based capital ratios that exceed specified minimums. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulation.

United Kingdom. Argo International is subject to the risk-based capital requirements under the Financial Services and Markets Act. In addition, Solvency II, the enhanced EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States and is expected to be implemented on December 31, 2012. Based on the official EU-wide requisites, Lloyd’s has introduced its own implementation plan and requirements with which Argo International will be expected to comply. Due to ongoing development efforts at the EU-level, the specific impact of Solvency II on our results of operations or our financial condition cannot be determined at this time.

Bermuda. Argo Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards)(Class 4 Solvency Requirement) Order 2008. Because the application and methods of calculating the BSCR required by the Bermuda Monetary Authority remain under development, the specific future impact on our solvency position cannot be determined at this time.

We are unable to predict whether any of these laws, frameworks and/or regulations will be adopted, the form in which any such laws, frameworks and/or regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Argo Group may incur significant additional indebtedness.

Argo Group may seek to incur additional indebtedness either through the issuance of public or private debt or through bank or other financing. The funds raised by the incurrence of such additional indebtedness may be used to repay existing indebtedness, including amounts borrowed under Argo Group’s credit facility, Argo Group’s outstanding subordinated debt and Argo Group’s floating rate loan stock, or for general corporate purposes of Argo Group, including additions to working capital, capital expenditures, investments in subsidiaries or acquisitions.

This additional indebtedness, particularly if not used to repay existing indebtedness, could limit our financial and operating flexibility, including as a result of the need to dedicate a greater portion of our cash flows from operations to interest and principal payments. It may also be more difficult for us to obtain additional financing on favorable terms, if at all, limiting our ability to capitalize on significant business opportunities and making us more vulnerable to economic downturns.

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

In addition, we have entered into other leases in conjunction with our operations at various geographic locations throughout the world. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.

Item 3.  Legal Proceedings

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010 the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010 the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. We do not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and on May 14, 2010 we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint, which is currently set for oral argument on March 16, 2011.

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the Private Placement lawsuit or any other future proceedings regarding the alleged facts and circumstances described above, nor can we currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, we are unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. Argo Group has insurance protection that may cover a portion of any potential loss or legal costs, but a settlement above the coverage limits could impact our financial position.

Based on all information available to Argo Group at this time, management believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements. However, if unfavorable outcomes in the Private Placement lawsuit were to occur and result in the payment of substantial damages or fines or criminal penalties, these outcomes could have a material adverse effect on our business, cash flows, results of operations, financial position and prospects.

Argo Group’s subsidiaries are parties to other legal actions incidental to their business. Based on the advice of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 4.   Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Argo Group’s common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for Argo Group’s common stock for fiscal years 2010 and 2009:

	2010		2009
	High	Low	High	Low

First Quarter	$33.09	$25.59	$35.51	$25.33
Second Quarter	35.35	28.57	36.66	27.41
Third Quarter	35.08	28.75	36.33	30.78
Fourth Quarter	40.14	33.77	36.33	28.24

On February 16, 2011, the closing price of Argo Group’s common stock was $36.29.

Holders of Common Stock

The number of holders of record of Argo Group’s common stock as of February 16, 2011 was 1,881.

Dividends

The dividend policy of Argo Group is determined by the Board of Directors and depends, among other factors, upon Argo Group’s earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. On February 19, 2010, May 5, 2010, August 10, 2010 and November 3, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010, we paid $3.7 million, $3.6 million, $3.5 million and $3.4 million to our shareholders of record on March 1, 2010, June 1, 2010, September 1, 2010 and December 1, 2010, respectively. For the year ended December 31, 2009, we did not pay dividends to our common shareholders. The declaration and payment of future dividends to our shareholders will be at the discretion of our Board of Directors and will depend upon the factors noted above.

On February 18, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on March 15, 2011 to our shareholders of record on March 1, 2011.

Sale of Unregistered Securities

During the year ended December 31, 2010, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2010, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. From January 1, 2010 through February 22, 2011, we have repurchased 3,623,851 shares of our common stock for a total cost of $121.3 million. Since the inception of the buy-back program in 2007, we have repurchased 3,769,850 shares at an average price of $33.54 for a total cost of $126.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. This authorization supercedes the November 13, 2007 repurchase program.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)

October 1 through October 31, 2010	-	$ -	330,494	$ 63,418,605
November 1 through November 30, 2010	570	$ 34.85	232,073	$ 54,935,791
December 1 through December 31, 2010	-	$ -	426,892	$ 38,433,533

Total	570	$ 34.85	989,459	$ 38,433,533

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employee equity compensation plans. For the year ended December 31, 2010, we received 16,621 shares of our common stock, with an average price paid per share of $31.25, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return for Argo Group since the Merger and for the common stock prior to that with the cumulative total return of investments in the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph assumes the investment of $100 on December 31, 2005 in Common Stock of PXRE Group Ltd., the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance. The results of this analysis are significantly influenced by the results of the legal predecessor to Argo Group prior to the Merger, under the direction of previous management.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Argo Group International Holdings, Ltd. (1)	100.00	35.57	32.52	26.18	22.49	29.35
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Insurance P&C	100.00	116.57	125.86	97.42	105.33	125.59

(1)	As noted above, the chart reflects the performance of a $100 investment in PXRE Group Ltd. stock on December 31, 2005. A $100 investment in Argonaut Group, Inc. stock on December 31, 2005 would have been worth $76.36 on December 31, 2010.

Item 6.  Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 on pages 42 - 72 and the consolidated financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data” beginning on page F-1.

	For the Years Ended December 31,
(in millions except per share amounts)	2010	2009	2008 (a)	2007 (b)	2006
Statement of Operations Data
Gross written premiums	$1,527.1	$1,988.9	$1,601.5	$1,180.9	$1,155.6
Earned premiums	1,211.6	1,414.9	1,127.1	859.8	813.0
Net investment income	133.6	145.5	150.2	134.3	104.5
Total revenue	1,384.5	1,544.8	1,249.4	1,000.0	938.7
Net income	82.6	117.5	62.9	143.8	106.0
Net income per diluted common share (c)	2.76	3.81	2.05	5.58	4.82
Cash dividends declared per common share	0.48	-	-	1.65	-
Balance Sheet Data
Invested assets	$4,215.4	$4,334.3	$3,995.4	$3,582.8	$2,534.0
Total assets	6,481.9	6,896.8	6,381.5	5,123.5	3,721.5
Borrowing under revolving credit facility	-	-	50.0	58.0	-
Other indebtedness	65.0	69.2	67.3	-	-
Junior subordinated debentures	311.5	311.4	311.4	311.4	144.3
Shareholders’ equity	1,626.1	1,614.9	1,352.9	1,384.5	847.7
Other Select data
Cash (used) provided by operating activities	$(3.1)	$301.8	$118.5	$166.2	$299.0
Book value per share	58.41	52.36	44.18	45.15	39.08
Combined ratio	103.2%	96.9%	100.5%	99.4%	93.9%

(a)	On May 14, 2008, we effectively acquired all the outstanding stock of Argo International. Operating results from Argo International are included in the consolidated statement of income from May 31, 2008.
(b)	The results of operations reflect those of Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007.
(c)	Net income per common share is adjusted for the effects of the 6.484 exchange ratio and for the 1-for-10 reverse stock split that was effective August 7, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Consolidated Results of Operations

For the year ended December 31, 2010, we reported net income of $82.6 million, or $2.76 per fully diluted share. For the year ended December 31, 2009, we reported net income of $117.5 million, or $3.81 per fully diluted share. For the year ended December 31, 2008, we reported net income of $62.9 million, or $2.05 per fully diluted share. In May 2008, we completed the acquisition of Argo International. Included in our consolidated results of operations for the year ended December 31, 2008, is seven months of activity specifically attributable to Argo International.

The following is a comparison of selected data from our operations:

	Years ended December 31,
(in millions)	2010	2009	2008
Gross written premiums	$1,527.1	$1,988.9	$1,601.5

Earned premiums	$1,211.6	$1,414.9	$1,127.1
Net investment income	133.6	145.5	150.2
Fee income, net	2.5	1.1	7.2
Realized investment and other gains (losses), net	36.8	(16.7)	(35.1)

Total revenue	$1,384.5	$1,544.8	$1,249.4

Income before income taxes	$115.3	$142.4	$86.4
Provision for income taxes	32.7	24.9	23.5

Net income	$82.6	$117.5	$62.9

Loss ratio	64.2%	60.3%	64.3%
Expense ratio	39.0%	36.6%	36.2%

Combined ratio	103.2%	96.9%	100.5%

The decline in consolidated earned premiums for the year ended December 31, 2010 as compared to the same period ended 2009 was the result of a reduction in gross written premiums across all segments, with the exception of our Reinsurance segment. Earned premiums within our U.S segments declined from $903.7 million (on gross written premiums of $1,130.3 million) for the year ended December 31, 2009 to $822.9 million (on gross written premiums of $962.7 million) for the same period in 2010. Our U.S. operations have continued to experience competition and declining rates. As a result, we have discontinued the writing of several programs, primarily within the Commercial Specialty segment, where profitability has declined in recent years. Earned premiums at Argo International have declined from $424.1 million (on gross written premiums of $706.0 million) for the year ended December 31, 2009 to $290.1 million (on gross written premiums of $389.9 million) for the same period ended 2010. The decrease in written premiums in 2010 was driven by a planned reduction in property binder business and by significant competition in direct and facultative brokered business. Additionally, we have increased our emphasis on profitability rather than premium growth across all business lines. Argo Re contributed earned premiums of $100.2 million (on gross written premiums of $176.1 million) for the year ended December 31, 2010 compared to $87.3 million (on gross written premiums of $152.6 million) for the same period ended 2009. The increase in gross written and earned premiums at Argo Re was primarily due to new business written by our casualty and professional lines unit, which began operation in the second quarter of 2009. The increase in consolidated gross written premiums and earned premiums for the year ended December 31, 2009 as compared to the same period in 2008 was primarily attributable to the operations of Argo Re and Argo International.

Consolidated net investment income decreased for the year ended December 31, 2010 as compared to the same period ended 2009 due to lower investment yields and reduced operating cash flows due to the reduction in gross written premiums discussed above. Consolidated net investment income decreased for the year ended December 31, 2009 as compared to the same period in 2008 due to lower investment yields, which were partially offset by higher total invested assets resulting from positive operating cash flows. Total invested assets at December 31, 2010 were $4,045.0 million, net of $170.4 million of invested assets attributable to Argo International’s trade capital providers. Total invested assets at December 31, 2009 were $4,099.0 million, net of $235.3 million of invested assets attributable to the trade capital providers. Total invested assets at December 31, 2008 were $3,779.6 million, net of $215.8 million of invested assets attributable to the trade capital providers.

Consolidated gross realized gains were $47.3 million for the year ended December 31, 2010, as compared to $47.4 million and $22.1 million in 2009 and 2008, respectively. Consolidated gross realized losses were $10.5 million, $64.1 million and $57.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in consolidated gross realized losses for the years ended December 31, 2010, 2009 and 2008 were write downs of approximately $0.8 million, $45.0 million and $51.3 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $777.5 million for the year ended December 31, 2010, compared to $853.1 million and $724.9 million for the same periods in 2009 and 2008, respectively. Included in consolidated losses and loss adjustment expenses for the 2010 accident year was $77.3 million in catastrophe losses resulting from earthquakes in Haiti, Chile and New Zealand, U.S. Storm losses, the Deepwater Horizon incident and Queensland flooding. Also included in losses and loss adjustment expenses was $43.1 million in favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had $19.0 million in favorable loss reserve development primarily in the casualty and professional liability lines of business. The Commercial Specialty segment had $9.8 million of favorable loss reserve development primarily within the workers compensation lines of business and in an assumed directors and officers program. The Reinsurance segment had favorable loss reserve development of $16.8 million primarily attributable to short-tail non-catastrophe losses. The International Specialty segment had net unfavorable loss reserve development of $4.4 million attributable to $14.2 million of unfavorable loss reserve development in the liability lines of business and $9.8 million of favorable loss reserve development in the property lines of business. The Run-off Lines segment had net favorable loss reserve development of $1.9 million due to $8.0 million of favorable loss reserve development related to risk management run-off reserves, $2.6 million of favorable loss reserve development on legacy PXRE claims, $0.8 million of favorable loss reserve development related to unallocated loss adjustment reserves, partially offset by $9.5 million of unfavorable loss reserve development in asbestos and environmental lines.

Included in consolidated losses and loss adjustment expenses for the year ended December 31, 2009 was $6.3 million in favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had favorable loss reserve development of $15.4 million primarily within the property, casualty and professional liability lines of business. The Commercial Specialty segment had favorable loss reserve development across multiple lines. The Reinsurance segment had favorable loss reserve development of $9.1 million. The International Specialty segment had unfavorable loss reserve development of $23.5 million, which was offset by additional premiums of $24.1 million primarily within the property lines of business. The Run-off Lines segment had $1.6 million of net favorable loss reserve development primarily driven by $10.8 million favorable loss reserve development on legacy PXRE claims, partially offset by $9.1 million of unfavorable loss reserve development in the U.S run-off lines, including $6.1 million in unfavorable loss reserve development in asbestos and environmental lines.

Included in consolidated losses and losses adjustment expenses for the year ended December 31, 2008 was $72.3 million in losses resulting from hurricane activity in the United States during the third quarter of 2008. Consolidated losses and loss adjustment expenses for 2008 also include $22.5 million in property losses resulting primarily from severe weather during the second quarter of 2008 and $18.9 million of losses in certain casualty lines of business resulting from higher than expected severity in the fourth quarter of 2008. The year ended December 31, 2008 included $61.2 million in favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had favorable loss reserve development of $39.6 million driven by property lines in the 2006 and 2007 accident years and general liability lines in older accident years. The Commercial Specialty segment had $8.2 million of favorable loss reserve development driven by an assumed directors and officers program and the workers compensation line of business. The Reinsurance segment had favorable loss reserve development of $2.7 million. The International Specialty segment had unfavorable loss reserve development of $3.5 million. The Run-off Lines segment had $14.2 million of net favorable loss reserve development primarily driven by favorable loss reserve development on legacy PXRE claims partially offset by unfavorable loss reserve development in asbestos and environmental lines.

The following table summarizes the above referenced loss reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2010:

(in millions)	2009 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2009 Net Reserves
General liability	$960.7	$(5.9)	-0.6%
Workers compensation	447.0	(11.7)	-2.6%
Commercial multi-peril	185.6	(1.4)	-0.8%
Commercial auto liability	161.9	(9.9)	-6.1%
Reinsurance - nonproportional assumed property	85.9	(18.2)	-21.2%
Special property	17.5	(0.8)	-4.6%
Auto physical damage	8.3	(0.7)	-8.4%
International property	204.9	(9.8)	-4.8%
International liability	131.8	14.2	10.8%
All other lines	9.6	1.1	11.5%

Total	$2,213.2	$(43.1)	-1.9%

The net favorable loss and loss adjustment expense development for the year ended December 31, 2010 was approximately 1.9% of total reserves outstanding as of December 31, 2010. The reinsurance – nonproportional assumed property favorable net loss reserve development was driven by $15.6 million of favorable development in Argo Re (primarily consisting of $14.5 million attributable to short-tail non-catastrophe losses), coupled with $2.6 million of favorable development in the PXRE Legacy reserves. The general liability line of business had $15.4 million of favorable prior accident year development primarily driven by favorable Excess and Surplus Lines and Commercial Specialty development, partially offset by $9.5 million of unfavorable reserve development for certain asbestos and environmental claims in the Run-Off Lines segment. The favorable development in the workers compensation and auto physical damage lines of business resulted from better than expected loss frequency and severity. The favorable development in the international property lines of business was primarily attributable to better than expected development on the 2008 hurricane losses, the reduction of reserves on a certain claim and improved claims experience. The unfavorable loss reserve development in the international liability lines was primarily attributable to medical malpractice and general liability lines.

In determining appropriate reserve levels for the year ended December 31, 2010, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include growth in loss reserves over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at December 31, 2010, we continued to consider the paid and incurred BF methods for recent years.

Our loss reserve estimates gradually blend in the results from development and frequency/severity methodologies over time. For general liability estimates, more credibility is assigned to our own loss experience approximately 60 to 72 months after the beginning of an accident year. For property business, our loss reserve estimates also blend in the results from development and frequency/severity methodologies over time. For property lines, in contrast to general liability estimates, full credibility is assigned to our loss experience approximately 24 to 36 months after the beginning of an accident year, where loss reporting and claims closing patterns settle more quickly. Our loss experience receives partial weighting in the estimates 12 to 24 months after the beginning of the accident year.

For the Run-off Lines segment, in determining appropriate reserve levels, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date; however the maturation of claims for twelve additional months since the date of our last comprehensive review provided the actuaries with a basis to assign greater credibility to emerged loss development patterns.

Consolidated loss reserves were $3,152.2 million (including $185.3 million of reserves attributable to Argo International’s trade capital providers), $3,203.2 million (including $227.9 million of reserves attributable to the trade capital providers) and $2,996.6 million (including $183.3 million of reserves attributable to the trade capital providers) as of December 31, 2010, 2009 and 2008, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses were $472.6 million, $517.9 million and $407.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in the expense ratio for 2010 as compared to 2009 was primarily attributable to declining premium volumes. Expense ratios for the years ended December 31, 2009 and 2008 were comparable. Included in consolidated underwriting, acquisition and insurance expenses for the year ended December 31, 2008 was $63.0 million resulting from Argo International.

Consolidated interest expense was $22.9 million, $25.7 million and $30.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in interest expense was due to reduced interest rates and the repayment of outstanding balances on our revolving line of credit during 2009.

Consolidated foreign currency gains were $3.8 million and $0.2 million for the years ended December 31, 2010 and 2009, compared to a $0.5 million loss for the same period ended 2008. Foreign currency exchange gains/losses represent the conversion into U.S. Dollars of transactions that are settled in currencies other than U.S. Dollars.

In 2009, we deemed the value assigned to the former trade name of our International Specialty segment impaired after an evaluation of the value of the name. The expense recognized as a result of this impairment was $5.9 million, which represented the unamortized balance as of the impairment date.

Consolidated provisions for income taxes were $32.7 million, $24.9 million and $23.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the consolidated provision for income taxes for the year ended December 31, 2010 was $1.3 million in tax expense from Argo Ireland to the Internal Revenue Service for withholding on dividends received from Argo Group US. Included in the consolidated provision for income taxes for the year ended December 31, 2009 was a $5.6 million tax refund received from the state of California due to a favorable tax settlement. Offsetting this tax refund was $7.7 million in tax expense from Argo Ireland to the Internal Revenue Service for withholding on dividends received from Argo Group US. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland, and United Kingdom operations. Additionally, our tax rates for years presented were impacted by fluctuations in foreign exchange rates within the International Specialty segment.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, Reinsurance and International Specialty. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with generally accepted accounting principles in the United States (“GAAP”) as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income.

Since we generally manage and monitor the investment portfolio on an aggregate basis, the overall performance of the investment portfolio, and related net investment income, is discussed above on a combined basis under consolidated net investment income rather than within or by segment.

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Years ended December 31,
(in millions)	2010	2009	2008
Gross written premiums	$522.6	$642.3	$684.3

Earned premiums	$489.7	$537.0	$531.9
Losses and loss adjustment expenses	311.1	355.0	320.2
Underwriting, acquisition and insurance expenses	168.1	180.1	175.8

Underwriting income	10.5	1.9	35.9

Net investment income	58.6	62.8	62.4
Interest expense	(6.4)	-	-

Income before income taxes	$62.7	$64.7	$98.3

Loss ratio	63.5%	66.1%	60.2%
Expense ratio	34.3%	33.5%	33.1%

Combined ratio	97.8%	99.6%	93.3%

Loss reserves at December 31	$1,338.0	$1,359.6	$1,257.7

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

The increase in earned premiums for the year ended December 31, 2009 as compared to the same period in 2008 was primarily attributable to the termination of a ceded quota share reinsurance contract in April 2008. Additionally, earned premiums for the year ended December 31, 2008 were reduced by $4.0 million of reinstatement premiums related to property catastrophe reinsurance contracts resulting from hurricane activity.

Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $19.0 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines. Included in losses and loss adjustment expenses was $4.5 million of storm losses for the 2010 accident year.

Included in losses and loss adjustment expenses for the year ended December 31, 2009 was $19.4 million in higher than anticipated losses attributable to the 2009 accident year primarily within the professional, casualty and property lines. Included in losses and loss adjustment expenses was $15.4 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines.

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

The increase in the expense ratio in 2010 as compared to 2009 was primarily attributable due to declining premium volumes. The increase in the expense ratio in 2009 as compared to 2008 was attributable to a reduction in the deferral of acquisition expenses due to declining premium volumes and to increased expenses in the first quarter of 2009 associated with a 2008 acquisition.

Commercial Specialty.

The following table summarizes the results of operations for the Commercial Specialty segment:

	Years ended December 31,
(in millions)	2010	2009	2008
Gross written premiums	$428.1	$475.7	$510.9

Earned premiums	$332.8	$364.0	$357.6
Losses and loss adjustment expenses	221.8	239.9	243.1
Underwriting, acquisition and insurance expenses	107.9	108.0	101.8

Underwriting income	3.1	16.1	12.7
Net investment income	29.8	29.3	29.7
Interest expense	(4.1)	-	-
Fee income, net	0.2	0.4	0.6

Income before income taxes	$29.0	$45.8	$43.0

Loss ratio	66.6%	65.9%	68.0%
Expense ratio	32.4%	29.7%	28.5%

Combined ratio	99.0%	95.6%	96.5%

Loss reserves at December 31	$610.5	$605.4	$574.8

The overall $31.2 million decrease in earned premiums for the year ended December 31, 2010 as compared to the same period in 2009 was primarily attributable to the discontinued hotel/motel and religious institution programs and underwriting actions in the grocery and restaurant programs within the Argo Select business unit. Earned premiums within Argo Select decreased $30.3 million, from $141.3 million for the year ended December 31, 2009 to $111.0 million for the same period in 2010. Additionally, earned premiums decreased $4.8 million in our coal mining business due to the impact of the weakened economy on payrolls. Earned premiums for the coal mining business decreased from $66.4 million for the year ended December 31, 2009 to $61.6 million for the same period in 2010. The decreases in earned premiums were partially offset by an increase in earned premiums in our surety lines of business. Surety lines earned premiums increased $5.0 million, from $5.5 million for the year ended December 31, 2009 to $10.5 million for the same period in 2010. The increase in earned premiums for the year ended December 31, 2009 as compared to the same period of 2008 was primarily attributable to growth through an acquisition in the public entity product lines that expanded business into the New England region.

The increase in the loss ratio in 2010 compared to 2009 was primarily attributable to $16.8 million in storm related losses. The Commercial Specialty segment recognized $9.8 million of favorable reserve development on prior accident year’s loss reserves in 2010. This favorable loss reserve development was comprised primarily of $5.6 million of favorable loss reserve development in our workers compensation lines and $4.4 million of favorable loss reserve development in an assumed Directors and Officers program. This favorable loss reserve development was partially offset by unfavorable loss reserve development in liability lines.

The decrease in the loss ratio in 2009 compared to 2008 was primarily attributable to the absence of hurricane activity in 2009, $2.0 million lower storm related activity and $9.5 million decrease in non-catastrophe property and casualty lines losses. Additionally, the Commercial Specialty segment recognized $3.7 million of favorable development on prior accident year’s loss reserves in 2009. This favorable development was comprised primarily of $6.2 million of favorable development in workers compensation, $3.5 million of favorable development in short tail lines, $2.5 million of adverse development in other liability, and $3.5 million of adverse development in commercial auto liability.

Included in losses and loss adjustment expenses for the year ended December 31, 2008 was $2.8 million in losses resulting from hurricane activity and $12.5 million in other property losses, primarily attributable to other storm activity and $12.3 million in casualty losses, workers compensation and commercial automobile lines. Additionally in 2008, the Commercial Specialty segment recognized $8.2 million of net favorable development primarily comprised of $5.0 million of favorable development in an assumed Directors and Officers program, $4.0 million of favorable development in workers compensation lines, $1.5 million of favorable development in property lines, $3.8 million of favorable development in other liability lines and $6.1 million of adverse development in commercial automobile products.

The expense ratio for the year ended December 31, 2010 and 2009 was at 32.4% and 29.7%, respectively. The increase in the expense ratio was primarily attributable to lower premium volumes and reduced ceding commissions received on the state fund program, coupled with an increase in the allocation of operating expenses to underwriting activities. The expense ratio for the year ended December 31, 2009 and 2008 was at 29.7% and 28.5%, respectively. The increase was mainly attributable to reduced ceding commissions received on the state funds program due to lower premium volumes, along with a business shift to large deductible products from guaranteed cost products in our coal mining business.

Net fee income, which consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions, was $0.2 million for the twelve months ended December 31, 2010 and $0.4 million for the same period in 2009. The decrease for the twelve months ended December 31, 2010 as compared to the same period in 2009 was primarily related to decreased commission income on property premium placed with a third party in the New England region.

Reinsurance.

The following table summarizes the results of operations for the Reinsurance segment:

	Years ended December 31,
(in millions)	2010	2009	2008
Gross written premiums	$188.9	$162.9	$126.4

Earned premiums	$100.3	$87.7	$69.9
Losses and loss adjustment expenses	43.3	15.4	33.0
Underwriting, acquisition and insurance expenses	29.8	30.5	21.5

Underwriting income	27.2	41.8	15.4
Net investment income	8.4	8.5	8.2
Interest expense	(3.6)	-	-

Income before income taxes	$32.0	$50.3	$23.6

Loss ratio	43.1%	17.5%	47.1%
Expense ratio	29.7%	34.8%	30.8%
Combined ratio	72.8%	52.3%	77.9%

Loss reserves at December 31	$123.0	$76.0	$59.8

Earned premiums for the year ended December 31, 2010 increased in comparison to 2009 as a result of continued growth in the primary excess casualty and professional lines unit. Earned premiums for property catastrophe lines increased to $83.7 million for the year ended December 31, 2010 compared to $71.3 million for the same period in 2009. The primary excess casualty and professional lines unit contributed earned premiums of $13.7 million for the year ended December 31, 2010 compared with $4.1 million for the year ended December 31, 2009. Gross written and earned premiums for the year ended December 31, 2009 increased as compared to the same period in 2008 as a result of an improved property catastrophe rate environment, a greater use of outward reinsurance and third party quota shares to increase premium production, and the introduction of a primary excess casualty and professional lines unit.

Losses and loss adjustment expenses for the year ended December 31, 2010 reflect losses of $32.2 million resulting primarily from earthquake activity and the Deepwater Horizon incident. Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $16.8 million of favorable prior year loss reserve development. The prior year development was primarily the result of $14.5 million of favorable loss reserve development in property catastrophe attritional reserves due to favorable reported loss activity and $1.1 million of favorable loss reserve development on 2008 hurricane reserves. By comparison, 2009 had no major loss events and $3.6 million in favorable loss reserve development for the 2008 accident year due to the hurricane losses developing more favorably than original estimates, plus $4.4 million of favorable development as a result of favorable reported loss activity on non-catastrophe losses. Included in losses and loss adjustment expense for the year ended December 31, 2008 were $16.1 million in losses resulting from hurricane activity.

The decrease in the expense ratio for the year ended December 31, 2010 as compared to 2009 was due to increased ceding commissions. The increase in the expense ratio for the year ended December 31, 2009 as compared to 2008 was primarily attributable to increased staffing and related costs associated with starting the new casualty and professional lines units. Expenses associated with these units, as is typical for a start up operation, are disproportionately higher than the rate at which premiums are earned.

International Specialty.

The International Specialty segment was formed in May 2008 with the purchase of Heritage Underwriting Agency plc, subsequently renamed Argo International Ltd., which is the primary legal platform housing our International Specialty segment focused on the Lloyd’s marketplace. As a result, financial results for 2008 include the last seven months from the acquisition date. The following table summarizes the results of operations for the International Specialty segment:

	Years ended December 31,
(in millions)	2010	2009	2008
Gross written premiums	$389.9	$706.0	$282.9

Earned premiums	$290.1	$424.1	$183.4
Losses and loss adjustment expenses	203.2	244.4	142.8
Underwriting, acquisition and insurance expenses	131.5	161.9	63.0

Underwriting income (loss)	(44.6)	17.8	(22.4)
Net investment income	14.2	11.5	10.6
Interest expense	(3.1)	-	-
Fee income, net	2.3	0.7	6.6
Impairment of intangible asset	-	(5.9)	-

Income (loss) before income taxes	$(31.2)	$24.1	$(5.2)

Loss ratio	70.0%	57.6%	77.9%
Expense ratio	45.3%	38.2%	34.4%

Combined ratio	115.3%	95.8%	112.3%

Loss reserves at December 31	$623.7	$609.6	$449.7

Earned premiums represent premiums earned on the portion of gross written premiums retained by Argo Group. During 2010, International Speciality increased its participation in the syndicate it manages to 62%, compared to 61% and 54% for 2009 and 2008, respectively. For the years ended December 31, 2010 and 2009, the property division wrote $262.2 million and $522.4 million, respectively. The casualty division wrote $127.7 million and $183.6 million for the same respective periods. Premiums written in 2008 are not comparable to 2009 and 2010 as Argo International was acquired in May 2008 with written premiums representing the last seven months of 2008. Gross written premiums for 2010 were reduced by $7.7 million due to changes in premium estimates related to business bound in prior periods. Gross written premiums for 2009 include $61.3 million for increased writings related to property binder business stemming from late reported premium from prior periods of which $43.3 million was earned at December 31, 2009. The decrease in property written premiums in 2010 was driven by a planned reduction in property binder business and by significant competition in direct and facultative brokered business. The decrease in casualty gross written premiums in 2010 was driven by Argo Group being more selective in accepting risks within a highly competitive market.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The loss ratio for the year ended December 31, 2010 was 70.0% compared to December 31, 2009, which was 57.6%. The increase in the loss ratio in 2010 was primarily related to higher property catastrophe losses during 2010 from earthquakes in Chile, New Zealand and Haiti causing $21.7 million of losses, and $2.1 million of losses related to December flooding in Queensland, Australia. The 2009 loss ratio of 57.6% was lower than the 2008 loss ratio of 77.9% primarily due to lower catastrophe losses in 2009. The 2008 year included $40.7 million in losses resulting from hurricanes Gustav and Ike. Unfavorable loss reserve development on prior accident years during 2010 and 2009 was $4.4 million and $23.5 million, respectively. The 2009 loss development was offset by additional premiums of $24.1 million with both the additional premium and losses primarily related to the late reported property binder business. Included in 2008 losses and loss adjustment expenses was $3.5 million of unfavorable loss development related to property facultative claims from the 2006 year of account.

The increase in the expense ratio for the year ended December 31, 2010 compared to December 31, 2009 was primarily the result of decreased premium volume. The increase in 2009 as compared to 2008 was primarily the result of a different mix of business. The change in business mix resulted in higher commission program business and less open market property business. Additionally, 2009 included expenses for post-acquisition costs associated with integrating the International Specialty segment into the business.

Fee income represents fees and profit commission derived from the management of third party capital on our underwriting syndicate at Lloyds. Fee income, net, in 2010 represents fees earned in the management of third party capital and is greater than 2009 due to reductions in profit commission estimates in 2009 as a result of changes to the estimated year of account profitability in Lloyd’s Syndicate 1200 at that year end. The 2008 year result is greater than 2009 due to the inclusion of estimated profit commissions as a result of underlying profitability in Lloyd’s Syndicate 1200 at that year end.

In June 2009, we deemed the value assigned to the trade name of Heritage impaired after the renaming of Heritage to Argo International, resulting in a $5.9 million charge.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Years ended December 31,
(in millions)	2010	2009	2008

Earned premiums	$(1.3)	$2.1	$(15.7)
Losses and loss adjustment benefits	(1.9)	(1.6)	(14.2)
Underwriting, acquisition and insurance expenses	11.1	19.9	21.3

Underwriting loss	(10.5)	(16.2)	(22.8)

Net investment income	17.2	22.6	32.4
Other expense	-	-	(0.6)
Interest expense	(2.3)	-	-

Income before income taxes	$4.4	$6.4	$9.0

Earned premiums for the years ended December 31, 2010 and 2009 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written. Earned premiums for the year ended December 31, 2008 were reduced by $15.0 million in ceded premiums due to the expiration of a reinsurance contract in 2008, in addition to decreased reinstatement premiums on reinsurance programs previously written.

Losses and loss adjustment expenses for the year ended December 31, 2010 included $1.9 million in net favorable loss reserve development on prior accident years. The favorable development included $9.0 million of favorable loss reserve development for workers compensation lines, $2.6 million of favorable loss reserve development for PXRE non-catastrophe lines and $0.8 million in unallocated loss adjustment expense. Partially offsetting the favorable development was $9.5 million in unfavorable reserve development resulting from strengthening the reserves for our asbestos and environmental exposure and $1.0 million due to the unwinding of the workers compensation reserve discount.

Losses and loss adjustment expenses for the year ended December 31, 2009 included $1.6 million in net favorable loss reserve development on prior accident years. The favorable development included $7.6 million of favorable loss reserve development for PXRE non-catastrophe lines and $3.2 million of favorable development related to PXRE’s 2005 hurricane losses. Partially offsetting the favorable development was $6.1 million in unfavorable reserve development resulting from the settlement of one large asbestos claim in the first quarter of 2009 and $3.0 million due to the unwinding of the workers compensation reserve discount.

Losses and loss adjustment expense for the year ended December 31, 2008 included $14.2 million in net favorable loss reserve development on prior accident years. Included in losses and loss adjustment expenses for the year ended December 31, 2008 was $12.5 million favorable loss reserve development on prior accident years for PXRE non-catastrophe property lines and $5.0 million favorable loss development related to PXRE’s 2005 hurricane losses and $1.7 million of favorable loss reserve development in risk management lines. Partially offsetting this favorable development was $5.0 million of unfavorable loss reserve development on prior accident years, primarily driven by strengthening the reserves for our asbestos and environmental exposure.

Underwriting expenses for the year ended December 31, 2010 decreased as compared to 2009 and 2008 due to reduced administrative expenses. Allowance for bad debt expense on uncollectible reinsurance recoverable balances of $6.0 million, $4.8 million and $5.8 million were included for the years ended December 31, 2010, 2009 and 2008, respectively.

Through our subsidiary Argonaut Insurance Company, we are exposed to asbestos liability at the primary level through claims filed against our direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance Company has direct liability arising primarily from policies issued from the 1960s to the early 1980s which pre-dated policy contract wording that excluded asbestos exposure. The majority of the direct policies were issued on behalf of small contractors or construction companies. We believe that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut Insurance Company also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut Insurance Company.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2010. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$122.7	$93.0	$143.3	$125.4	$157.2	$141.4
Incurred losses	9.2	9.5	30.4	6.5	8.9	5.0
Losses paid	(41.7)	(19.8)	(51.0)	(38.9)	(22.8)	(21.0)

Loss reserves - asbestos and environmental, end of the year	90.2	82.7	122.7	93.0	143.3	125.4
Risk management reserves	328.0	234.3	367.3	268.1	397.7	290.3
PXRE run-off reserves	31.1	31.0	50.0	49.9	97.6	97.5
Other run-off lines	7.7	8.2	12.6	12.3	16.0	15.6

Total loss reserves - Run-off Lines	$457.0	$356.2	$552.6	$423.3	$654.6	$528.8

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2010:

(in millions)	2010	2009	2008

Asbestos:
Direct
Case reserves	$3.2	$23.5	$9.6
ULAE	2.5	2.9	3.2
IBNR	5.7	9.6	16.7

Total direct written reserves	11.4	36.0	29.5

Assumed domestic
Case reserves	24.5	28.4	35.7
ULAE	3.8	4.3	4.5
IBNR	25.8	22.1	34.3

Total assumed domestic reserves	54.1	54.8	74.5

Assumed London
Case reserves	7.9	9.8	10.4
ULAE	0.9	1.2	1.4
IBNR	5.0	6.7	8.9

Total assumed London reserves	13.8	17.7	20.7

Total asbestos reserves	79.3	108.5	124.7

Environmental:
Case reserves	4.7	6.0	6.6
ULAE	0.6	0.8	1.0
IBNR	5.6	7.4	11.0

Total environmental reserves	10.9	14.2	18.6
Risk management reserves	328.0	367.3	397.7
PXRE run-off reserves	31.1	50.0	97.6
Other run-off lines	7.7	12.6	16.0

Total loss reserves - Run-off Lines	$457.0	$552.6	$654.6

We perform an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. The process is typically completed in the third quarter of the calendar year and reviewed/updated during the fourth quarter. We continually monitor the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of our direct and assumed exposure. Management considers that estimate in determining their best estimate of the asbestos and environmental loss and loss adjustment expense reserves.

Management uses various actuarial methods to determine its best estimate of losses for the asbestos and environmental exposure within the Run-off Lines segment, which resulted in a range of potential ultimate liability, net of reinsurance, of approximately $70 million to $130 million. In determining its best estimate, management primarily relied on a method that projects future reported claims and severities, with some weight given to other methods. This method relies most heavily on our historical claims and severity information, whereas other methods rely more heavily on industry information. The method produces an estimate of losses that have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on our specific data and in management’s opinion best reflect our liabilities based upon the insurance policies issued.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2010:

	2010	2009	2008

Open claims, beginning of the year	3,431	4,409	5,217
Claims closed during the year	1,179	1,633	1,335
Claims opened during the year	438	655	527

Open claims, end of the year	2,690	3,431	4,409

The number of claims opened during the three years ended December 31, 2010 were as follows:

	2010	2009	2008

Direct	18	157	37
Assumed domestic	247	343	378
Assumed London	173	155	112

Total opened claims	438	655	527

Settlement of litigation in the second quarter of 2009 pertaining to a single asbestos case accounted for 138 of the 157 direct claims that were established in 2009. New claims in the reinsurance assumed categories are primarily the result of our having provided coverage for higher limits, which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2010:

(in millions)	2010	2009	2008

Gross payments on closed claims	$32.0	$16.5	$3.3
Gross payments on open claims	8.3	34.5	19.5

Total gross payments	$40.3	$51.0	$22.8

Settlement of the litigation referenced above accounted for $19.5 million of the $34.5 million in direct payments on open claims made in 2009. Final payments to settle this litigation accounted for the majority of the payment on closed claims for the year ended 2010.

Because of the types of coverages within the Run-off Lines of business still being serviced by Argonaut Insurance Company, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations, and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to our ultimate liability due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Due to these uncertainties, the current trends may not be indicative of future results. Although management has determined and recorded its best estimate of the reserves for losses and loss adjustment expenses for Run-off Lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues, and must contend with the continuing uncertainty in its effort to quantify these exposures.

Liquidity and Capital Resources

The primary sources of cash flow for Argo Group and its subsidiaries are premiums, reinsurance recoverables, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs and operating expenses. The nature of insurance is that cash collected for premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of our loss and loss expenses are paid out over more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoverables and the payment of losses and expenses. For the year ended December 31, 2010, net cash used by operating activities was $3.1 million compared to cash provided of $301.8 million and $118.5 million for the years ended December 31, 2009 and 2008, respectively. The decrease in cash flows from operations in 2010 compared to 2009 was primarily due to decreased written premiums which was slightly offset by reduced claim payments. The increase in cash flows from operations in 2009 as compared to 2008 was primarily attributable to the inclusion of a full year of Argo International activity and increased cash flow from the U.S. and Bermuda operations.

For the year ended December 31, 2010, net cash provided by investing activities was $183.9 million as compared to net cash used by investing activities for the years ended December 31, 2009 and 2008 of $240.8 million and $115.4 million, respectively. In 2010, cash was provided by maturities and the proceeds from the sale of investments which were used to repurchase our common stock and to pay dividends. In 2009, cash was primarily used to acquire fixed maturity securities. As of December 31, 2010, 2009 and 2008, $375.3 million, $439.3 million and $513.6 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2010, 2009 and 2008, net cash used by financing activities was $115.4 million, $48.1 million and $11.6 million, respectively. During 2010, our use of cash was primarily attributed to the repurchase of 3,217,561 shares of our common stock for a total cost of $105.2 million and the payment of dividends to our shareholders totaling $14.2 million. The increase in cash used in financing activities in 2009 primarily resulted from the net cash payment on the revolving credit facility.

Argo Group and its other holding company subsidiaries are largely dependent on dividends and other permitted payments from their insurance and reinsurance subsidiaries to pay cash dividends to their shareholders, for debt service and for their operating expenses. The ability of our insurance and reinsurance subsidiaries to pay dividends to us is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our immediate insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

In addition, our ability to receive dividends from our downstream subsidiaries is subject to the ability of each parent corporation within the corporate ownership structure to receive dividends from its respective subsidiary(ies), based upon the subsidiary’s domiciliary regulations. Argo Re is the primary direct subsidiary of Argo Group and is subject to Bermuda insurance laws. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group US. Argo Group US is a mid-level holding company subject to Delaware laws. Argo Group US is the parent of all of our U.S. insurance subsidiaries.

In March 2010, Argo Group received a dividend in the amount of $17.5 million in cash from Argo Re. In September 2010, Argo Group US received cash dividends of $25.0 million and $30.0 million from Argonaut Insurance Company and Rockwood Casualty Insurance Company, respectively. In October 2010, Argo Group US received a dividend of $50.0 million, comprised of $25.2 million in cash and $24.8 million in securities, from Colony Insurance Company.

The payment of dividends by Argo Re is limited under Bermuda insurance laws, which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2010, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2010, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,251.0 million and the amount required to be maintained was estimated to be $268.7 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet our operating and debt service commitments, as well as other obligations.

As a mid-level holding company, Argo Ireland is largely dependent on dividends or other permitted payments from Argo Group US to fund its operating expenses and to fund dividends or share capital reductions to Argo Re. Argo Group US is a mid-level holding company owned by Argo Ireland and is largely dependent on dividends and other permitted payments from its insurance subsidiaries to fund its operating expenses, fund debt service, or to fund dividends to Argo Ireland. Each holding company is subject to their respective domiciliary regulations and tax laws. We believe that Argo Ireland and Argo Group US each have sufficient dividend and capital distribution capacity to meet the operating and capital needs of their parents.

During 2011, Argonaut Insurance Company may be permitted to pay dividends of up to $13.1 million in cash without approval from the Illinois Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Colony may be permitted to pay dividends of up to $53.5 million in cash without approval from the Virginia Bureau of Insurance, based on the state of domicile’s ordinary dividend calculation. Rockwood may be permitted to pay dividends of up to $13.7 million in cash without approval from the Pennsylvania Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

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

We borrowed $15.0 million against the New Credit Agreement in June 2010, which was repaid during the third quarter of 2010. Currently, we do not have an outstanding balance under the $150.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, we have a $0.2 million letter of credit issued and outstanding under the facility.

We have two additional LOC facilities totaling $500 million that allow us to provide LOCs to our ceding companies if such LOC is required under the terms of the contract and to Lloyd’s to be filed on behalf of Argo (No. 604) Limited, our corporate member at Lloyd’s. All of the facilities require us to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for the outstanding LOCs. We also have an LOC facility that has been terminated under which we still have outstanding LOCs. We no longer have the ability to issue new LOCs from this facility. We must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. At December 31, 2010, we have pledged assets with a fair value of $163.5 million to support outstanding letters of credit.

LOCs have been filed with Lloyd’s under a third party property deed on behalf of the trade capital providers. LOCs have been filed as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e. large deductible programs, surety bonds) and various reinsurance agreements, collateral and letters of credit are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2010, the amount of such collateral and letters of credit held under insurance and reinsurance agreements were $327.7 million and $297.6 million, respectively. Collateral can be provided in the form of trust accounts. As we are only the beneficiaries of amounts held in trust accounts, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable and fixed rate, with the variable rate being reset periodically and subject to certain interest rate ceilings. Interest payments are payable quarterly or semiannually. The debentures are all unsecured and are subordinated to other indebtedness. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest, except as noted in the footnotes to the following table. These obligations are summarized as follows:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable		Rate Structure	Interest Rate at December 31, 2010	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.39%	$ 18.0
05/23/2003	PXRE Capital Trust III	05/23/2033	05/23/2008	(1)	9.75%	9.75%	15.5
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008		3M LIBOR + 3.85%	4.14%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008		3M LIBOR + 3.90%	4.20%	10.3

Argo Group US

01/29/1997	PXRE Capital Trust I	02/01/2027	02/01/2007	(2)	8.85%	8.85%	103.1
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.39%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009		3M LIBOR + 4.10%	4.39%	12.4
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009		3M LIBOR + 3.85%	4.14%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009		3M LIBOR + 3.85%	4.13%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009		3M LIBOR + 3.80%	4.10%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009		3M LIBOR + 3.60%	3.90%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009		3M LIBOR + 3.55%	3.85%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009		3M LIBOR + 3.60%	3.90%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010		7.75% until 09/10, then 3M LIBOR + 3.40%	3.70%	30.9
	PXRE Capital Trust I Unamortized discount						(0.4)

	Total Outstanding						$ 311.5

(1)	Redeemable at a call price (expressed as a percentage of principal) of 104.875% at May 2008 declining annually to 100.975% at May 2012, and 100% thereafter, plus accrued and unpaid interest in all cases.
(2)	Redeemable at a call price (expressed as a percentage of principal) of 104.180% at February 2007 declining annually to 100.418% at February 2016, and 100% thereafter, plus accrued and unpaid interest in all cases.

We assumed debt through the acquisition of Argo International. At December 31, 2010, the outstanding balance on this debt was $64.2 million. The total debt is comprised of two U.S. denominated notes (issued in 2004 and 2006) and three Euro denominated notes (issued 2005, 2006 and 2007). The debt is unsecured, and each note has an option to repay in full on any interest payment date following the fifth anniversary of issue. No principal payments were made on these notes during 2010 or 2009 or 2008. These notes mature beginning in 2034.

Throughout 2010, we had no preferred shares outstanding.

On February 19, 2010, May 5, 2010, August 10, 2010 and November 3, 2010, the Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010, Argo Group paid $3.7 million, $3.6 million, $3.5 million, and $3.4 million, respectively to our shareholders of record on March 1, 2010, June 1, 2010, September 1, 2010 and December 1, 2010, respectively. The declaration and payment of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. From January 1, 2010 through February 22, 2011, we have repurchased 3,623,851 shares of our common stock for a total cost of $121.3 million. Since the inception of the buy-back program in 2007, we have repurchased 3,769,850 shares at an average price of $33.54 for a total cost of $126.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

We invest excess cash in a variety of investment securities. As of December 31, 2010, our investment portfolio consisted of 79.7% fixed maturities, 7.7% equity securities, 3.7% other investments and 8.9% short-term investments (based on fair value) compared to 81.5% fixed maturities, 6.2% equity securities, 2.2% other investments and 10.1% short-term investments for the same period in 2009. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2010, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 3.7% of shareholders’ equity at December 31, 2010.

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the year ended December 31, 2010, we used cash flows from operations of $3.1 million. Cash flow from investing activities satisfied this use of cash. Additionally, based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of liquidity.

We believe we maintain sufficient liquidity to pay claims and expenses, as well as satisfy our commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. The costs of this program, to the extent not passed on to customers through increased rates may have a negative impact on liquidity.

Credit Risk

Credit risk is a major factor of our overall enterprise risk, and we have established policies and procedures to evaluate our exposure to credit risk, particularly with respect to our investment holdings and our receivable balances from insureds and reinsurers. We are also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from insureds. Downturns in one sector or market can adversely impact other sectors and may result in higher credit exposure. We do not currently use credit default swaps to mitigate our credit exposure from either investments or counterparties.

We invest in the debt securities markets, which exposes us to credit risk. As a consequence of extending credit and/or carrying investment positions, we have exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. We attempt to mitigate this risk by limiting credit concentrations, diversification, and frequently monitoring the credit quality of issuers and counterparties.

We control our credit exposure related to financial instruments by limiting exposure to any one counterparty and mandating minimum credit ratings. We utilize specific criteria to judge the credit quality of our investments and counterparties, and also review ratings published by various credit rating services, if available.

Additional information relating to our investment strategy and credit risk is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 72-74.

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $60.0 million in a series of private equity related limited partnerships. As of December 31, 2010, we have a remaining obligation to the partnerships to invest up to an additional $38.4 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

We have no material obligations under a guarantee contract. We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no unrecorded obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2010 were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter

Long-term debt:
Junior subordinated debentures (1)	$675.9	$18.3	$36.6	$36.6	$584.4
Floating rate loan stock (2)	145.3	3.2	6.4	6.4	129.3
Note payable	0.8	-	0.8	-	-
Capital lease obligations	3.2	0.7	2.5	-	-
Operating leases	45.6	11.1	14.0	8.4	12.1
Purchase obligations (3)	14.5	10.0	4.0	0.5	-
Other long-term liabilities:
Claim payments (4)	3,152.2	811.8	997.3	460.3	882.8
Partnership commitments (5)	38.4	38.4	-	-	-

Total contractual obligations	$4,075.9	$893.5	$1,061.6	$512.2	$1,608.6

(1)	Interest only due on Junior Subordinated Debentures through 2027 which represents the first date when principal payments become contractually due. Interest calculated based on the rate in effect at December 31, 2010. Principal due beginning February 2027 for Argo Group US and beginning May 2033 for Argo Group.
(2)	Interest due on “Floating rate loan stock” through 2034 which represents the first date when principal payments become contractually due. Interest calculated based on the rate in effect at December 31, 2010.
(3)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(4)	Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.
(5)	Argo Group has invested in multiple limited partnership agreements and can be called to fulfill the obligations at any time. The remaining commitment outstanding is $38.4 million.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” beginning on page F-1.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. Argo Group establishes reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2010 and prior. Unless otherwise specified below, the term “loss reserves” shall encompass reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. We underwrite several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the states in which we do business. In determining loss reserves, we give careful consideration to all available data and actuarial analyses and this process involves significant judgment.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is written on an occurrence basis, meaning that there may be a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us, which can also result in additional time being required to resolve the claim. During these time lags, which can span over several years for complex claims, new facts and information specific to the claim become known to us, and general econometric and societal trends including inflation continue to change, requiring us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. More precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs over time. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our actuarial estimates for events that have occurred as of the balance sheet date but have yet to be reported to us. Estimation of IBNR loss reserves are subject to significant uncertainty.

We evaluate and set our loss reserves by line of business. Following is a summary of gross and net loss reserves we recorded by line of business as of December 31, 2010 and 2009:

	2010		2009
(in millions)	Gross	Net	Gross	Net
General liability	$1,361.0	$990.2	$1,363.7	$960.7
Workers compensation	623.3	414.7	660.3	447.0
Commercial multi-peril	215.6	183.9	217.5	185.6
Commercial auto liability	180.3	159.2	186.7	161.9
Reinsurance - nonproportional assumed property	88.4	87.5	86.7	85.9
Special property	28.5	15.9	28.8	17.5
Auto physical damage	1.7	1.7	12.2	8.3
International property	313.1	202.1	361.6	204.9
International liability	310.6	186.7	248.0	131.8
All other lines	29.7	11.1	37.7	9.6

Total reserves	$3,152.2	$2,253.0	$3,203.2	$2,213.2

Loss Reserve Estimation Methods

The process for estimating our loss reserves begins with the collection and analysis of claim data. The data collected for actuarial analyses includes reported claims sorted by the year the loss occurred, paid losses, also sorted by year of loss occurrence, and case reserve estimates. The data sets are sorted into homogeneous groupings, exhibiting similar loss and exposure characteristics. We primarily use internal data in the analysis but also consider industry data in developing factors and estimates. We analyze loss reserves on a quarterly and/or annual basis.

We utilize a variety of actuarial techniques and methods to determine loss reserves for all lines of business. Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas. No single estimation method is superior to another method in all situations. Because we underwrite business in multiple product lines in various locations, the methods and assumptions used to project loss reserves will vary by line of business. We utilize what we believe to be the most appropriate set of actuarial methods and assumptions for each product line grouping. While the loss projection methods may vary by product line, the general approach for calculating IBNR remains the same: ultimate losses are forecasted first, and that amount is reduced by the amount of cumulative paid claims and by case reserves.

When we initially establish IBNR reserves at the beginning of an accident year for each line of business, we use the expected loss ratio method. This method is based upon our analyses of historical loss ratios incorporating adjustments for pricing changes, anticipated loss ratio trend, changes in reinsurance structure, and any other factors that may impact loss ratio expectations. At the end of each quarter, we will review the loss ratio selections, but will generally not deviate from the loss ratio method until the end of the accident year, at which time we will begin to assign weight to the paid and incurred BF methods depending on the line of business being evaluated. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The BF methods estimate IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) plus an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from our analyses of loss development triangles. As accident years mature to the point at which the reported loss experience is more credible, we assign increasing weight to the paid and incurred loss development methods.

For short tailed lines of business such as property, loss experience is generally credible 18 to 36 months after the beginning of the accident year. The expected loss ratio method is initially selected and applied to earned premium at the beginning of an accident year. As property losses occur and are reported, and when claims adjusters have sufficient time and information to make specific claims estimates, the BF methods are utilized to supplement the expected loss ratio method. Property losses are generally reported within a short time from the date of loss, and in most instances property claims are settled and paid within a relatively short period of time. Therefore, approximately six months after the accident year has expired, paid and incurred development methods are given greater weight in our analyses. In the event there are large claims incurred, we will analyze large loss information separately to ensure that the loss reserving methods appropriately recognize the magnitude of these losses in the evaluation of ultimate losses.

For long tail lines such as general liability and automobile liability, the starting point for determining ultimate losses is initially the expected loss ratio method. The time lag for reporting claims is greater in liability lines of business than it is in short tailed lines. Facts and information are frequently not complete at the time case reserves are established, and because protracted litigation is sometimes involved potentially creating additional uncertainty in final settlement amounts, case reserves alone are an insufficient measure of the ultimate loss costs. Due to the variability in the timing of receipt and completeness of case reserve data, we generally wait approximately 60 to 72 months after the beginning of an accident year to assign greater credibility to the paid and incurred development methods. Until that time, we rely primarily on the BF methods.

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

We have a Run-off Lines segment which includes reserves for asbestos, environmental, and other latent exposures. These latent exposures are typically characterized by extended periods of time between the date we first became exposed to a loss, the date on which a claim was reported, and the date on which the claim is resolved. For our Run-off Lines segment long tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental, and other latent injury claims. We utilize several methods to estimate reserves for these claims including an approach that projects future calendar period reported claims and severities, a report year method which estimates loss reserves based on the pattern and magnitude of reported claims, and a ground-up analysis which relies on studies of individual policy terms and conditions. We also consider survival ratios which compare our level of loss reserves and loss payments to that of the industry for similar exposures. The combination of the methods produces a range of outcomes from which management evaluates and selects its best estimate given the available facts at the balance sheet date. We apply greatest weight to the method that projects future calendar period reported claims and severities because we believe it best captures the unique claim reporting and claim severity characteristics of the underlying exposures and loss development potential. We review our Run-off Lines loss reserves on a quarterly and annual basis.

Each business segment is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions utilized at December 31, 2010 as compared with methods and assumptions utilized at December 31, 2009, management has not changed or adjusted methodologies or assumptions in any significant manner.

In conducting our actuarial analyses, we generally assume that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. In the event that we become aware of a material change that may render past experience inappropriate for the purpose of estimating current loss reserves, we will attempt to quantify the effect of the change and utilize informed management judgment to adjust loss reserve forecasts appropriately. There were no significant assumptions made at December 31, 2010 in estimating loss reserves that were premised on future emergence that were inconsistent with historical patterns or experience.

Uncertainties in Loss Reserve Estimation

The major causes of uncertainty will vary for each product line reviewed. For short tailed property lines of business, Argo Group is exposed to catastrophe losses, both natural and manmade. Due to the nature of certain catastrophic loss events, such as hurricanes, earthquakes, or terrorist attacks, our normal claims resolution processes may be impaired due to factors such as difficulty in accessing impacted areas and other physical, legal, and regulatory impediments. These factors can make establishment of accurate loss reserve estimates difficult and render such estimates subject to greater uncertainty. Additionally, if the catastrophe occurs near the end of a financial reporting period, there are additional uncertainties in loss reserve estimates due to the lack of sufficient time to conduct a thorough analysis. Long tailed casualty lines of business also present challenges in establishing appropriate loss reserves, particularly in the event of changes in the legal environment over time which may broaden our liability or scope of policy coverage and increase the magnitude of claim payments. The possibility of future adverse changes in the legal environment heightens the uncertainty inherent in estimating the ultimate claim costs on the basis of past claims costs, further complicating the already complex loss reserving process.

In all lines, final claim payments may differ from the established loss reserve. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on our future financial condition, results of operations and cash flows. Any adjustments to loss reserves are reflected in the results for the year during which the adjustments are made.

In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Loss reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

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

We underwrite environmental and pollution coverages on a limited number of policies and underground storage tanks. We establish loss reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for us.

Through our subsidiary, Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various U.S. federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of our exposure. The Health Care Reform Act of 2010 makes it easier for a claimant to receive benefits by reducing the criteria a claimant must meet to qualify, plus automatically extends benefits to the spouses of claimants in the event of the claimant’s death. Management has recorded its best estimate of approximately $10.5 million of loss reserves related to these exposures based on the trends and facts currently known.

Risk Factors by Line of Business in Loss Reserve Estimation

The following section details reserving considerations and loss and LAE risk factors for the product lines representing most of our loss reserves. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical inflation costs. But in the workers compensation context, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. We do not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.

Loss adjustment expenses used in connection with our loss reserves are comprised of both allocated and unallocated expenses. Allocated loss adjustment expenses relate to specific claim files. We often combine allocated loss adjustment expenses with losses for purposes of projecting ultimate liabilities. For some types of claims, such as asbestos and environmental and professional liability, allocated loss adjustment expenses consisting primarily of legal defense costs may be significant, sometimes exceeding the liability to indemnify claimants for losses. Unallocated loss adjustment expenses generally relate to the administration and handling of claims in the ordinary course of business. We typically calculate unallocated loss adjustment expense reserves using a percentage of unpaid losses for each line of business.

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

Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

Claims risk factors

•	Changes in claim handling procedures

•	Changes in policy provisions or court interpretation of such provisions

•	New theories of liability

•	Trends in jury awards

•	Changes in the propensity to sue, in general and with specificity to particular issues

•	Changes in statutes of limitations

•	Changes in the underlying court system

•	Distortions from losses resulting from large single accounts or single issues

•	Changes in tort law

•	Shifts in law suit mix between U.S. federal and state courts

•	Changes in claim office structure (causing distortions in the data)

•	Changes in settlement patterns

•	Changes in inflation

Book of Business risk factors

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements)

•	Changes in underwriting standards

•	Product mix (e.g., size of account, industries insured, jurisdiction mix)

•	Growth due to acquisitions

•	Development characteristics of general liability lines

We use several loss reserving methods to capture development characteristics within this line of business. Paid and incurred loss development, paid and incurred BF methods, and a loss frequency/severity method are utilized in deriving estimated loss reserves. In addition to these approaches, which are used across most general liability categories of business, we consider additional analytic measures in deriving our loss reserve estimates that consider the Claims and Book of Business risk factors noted above.

Many of our general liability claims require extended time periods to resolve due to delays in reporting, complex coverage issues, and difficulties in assessing claim values and ultimate loss payouts. Some lines require specialized claim handling, such as industrial casualty, general casualty and professional liability exposures and require additional time to resolve. Actuarial methods used to forecast ultimate liabilities in these and other general liability lines are adjusted to take into consideration the uncertainties related to handling claims expected to remain open for an extended period of time.

For asbestos and environmental claims, we supplement our traditional loss forecasting methods with additional approaches that attempt to capture the risk characteristics of these insureds and the claimants involved.

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

We use several loss reserving methods to capture development characteristics within this line of business. Paid and incurred loss development, paid and incurred BF methods, and a loss frequency/severity method are utilized in deriving estimated loss reserves. In addition to these approaches, which are used across most workers compensation categories of business, we consider additional analytic measures based upon the Claims and Book of Business workers compensation risk factors noted above in deriving our loss reserve estimate.

REINSURANCE – NONPORPORTIONAL ASSUMED PROPERTY

As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses. The most significant uncertainty in reserves involves estimates of catastrophe losses. In reserving for catastrophe losses, these estimates are influenced by underwriting information provided by clients, clients’ market shares, industry catastrophe models, industry loss estimates and internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer regarding the actual underlying losses. This process can cause the ultimate estimates to differ significantly from initial projections.

The loss estimation process begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability etc.), which then results in a list of the expected losses by contract from our proprietary risk management system. Third party modeling software is embedded in our proprietary risk management system.

Concurrently, underwriting teams employ a market share approach as well as perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events, we utilize internal databases to establish projected reporting patterns and payment patterns. This database includes data dating back to the 1980’s consisting of well over one hundred catastrophic events, of which over twenty are hurricanes. Industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization, are also employed. Using this information, we have developed loss development factors for significant catastrophes. Internal significant catastrophe loss development factors are analyzed as appropriate and at least once per year to reflect updated industry benchmarks and changes in our specific loss history.

PXRE legacy reserves consist primarily of liabilities associated with property catastrophe reinsurance claims attributed to the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). Specifically for Hurricane Katrina, our estimates are subject to a level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. Causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

Actuarial analyses implementing historical paid and incurred loss development patterns based on both Company specific and industry data, support the adequacy of carried loss reserves for these events.

INTERNATIONAL SPECIALTY – ARGO INTERNATIONAL

International Specialty loss reserves are analyzed quarterly by internal staff. Additionally, we employ an independent actuary to conduct a detailed review of loss reserves annually. Management’s estimate of reserves is based on an internal study, and an external study is completed to support the actuarial opinion for Lloyd’s reporting.

We use several approaches and actuarial techniques to project gross and net loss reserves. For property lines of business, we review our loss reserves considering the underlying claims. We utilize paid and incurred loss development as our primary methods for determining ultimate losses. Additionally, we consider expected loss ratios, pricing trends and any other variations in the business underwritten, including changes in underlying terms and conditions. Catastrophic claim liabilities and other large losses are inherently more volatile than attritional losses; therefore, we need to utilize other loss forecasting methodologies. For known catastrophic claims, we initially rely on third party modeling software to determine our exposure to catastrophic events. As catastrophic events mature, specific claim information we receive is used to refine our initial loss estimate. After approximately four to six months from the date of the catastrophic event, our reported losses relative to the event are assigned significant credibility. However, it may be several years before ultimate loss amounts are fully known as disputes over policy coverage or the relevant law governing a claim cause uncertainty in the estimation of outcomes. The observed large loss patterns are subsequently adjusted by changes in underlying exposures and risk characteristics.

For the long tailed lines underwritten by International Specialty, such as professional indemnity and general liability, it may be several years before claims are fully advised and settled. The large time lag involved for reporting and settling claims introduces a large amount of uncertainty into the loss estimation process. Loss experience is not deemed fully credible for several years. Until the time that an underwriting year of account is closed, we utilize an expected loss ratio method to determine ultimate losses, supplemented by paid and incurred BF loss development methods, to the extent that the reported loss data matures and is considered credible.

We perform our loss reserve analysis on a syndicate basis, which represents 100% of the business underwritten by the syndicate. We utilize trade reinsurance to cede a proportion of its premium income and incurred losses to trade reinsurers. The percentage of the cession differs for each underwriting year of account. The reinsurers’ share of provisions for claims is based on calculated amounts of outstanding claims and projections for IBNR, net of estimated irrecoverable amounts. The syndicate will evaluate the reinsurance program in place for the class of business, the claims experience for the year, and the security rating of the reinsurance companies involved. This evaluation, along with other factors and considerations, is used to determine trade reinsurer participation in future years.

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

Because commercial multiple peril lines involve both short tail and long tail coverages, we give weight to different methodologies in deriving estimated loss reserves based on the coverage being evaluated. In general, paid and incurred loss development methods are used to forecast property losses. For liability losses, due to the Claims and Book of Business risk factors described in the General Liability section above, we use several loss reserving methods to capture the development characteristics associated with these lines of business. Paid and incurred loss development, paid and incurred BF methods, and a loss frequency/severity method are utilized in deriving estimated loss reserves. In addition to these approaches, which are used across most commercial multiple peril categories of business, we also consider additional analytic measures in deriving its loss reserve estimate for certain product lines with differing characteristics.

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

We use several loss reserving methods to capture the development characteristics of this line of business. Paid and incurred loss development, paid and incurred BF methods, and a loss frequency/severity method are utilized in deriving estimated loss reserves. In addition to these approaches, which are used across most commercial automobile liability categories of business, we consider additional analytic measures based upon the Claims and Book of Business risk factors noted above in deriving its loss reserve estimate.

Impact of changes in key assumptions on reserve volatility

We estimate reserves using a variety of methods, assumptions and data elements. The reserve estimation process includes explicit assumptions about a number of factors in the internal and external environment. Across most lines of business, the most important assumptions are future loss development factors applied to paid or reported losses to date. The trend in loss costs is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.

The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among other key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for our reserves in total. The estimated variations in reserves due to changes in key assumptions discussed below are a reasonable estimate of possible variations that may occur in the future, likely over a period of several calendar years. It is important to note that the variations discussed herein are not meant to be a worst or best case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

Recorded gross reserves for general liability were $1,361.0 million, with approximately 7% of that amount related to run-off asbestos and environmental exposures. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $70.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $215.6 million as of December 31, 2010. If the development patterns underlying our net reserves for this line of business changes by 10%, the estimated net reserve could change by $15.0 million, in either direction.

Recorded gross reserves for PXRE’s legacy property reserves are $31.1 million, with $21.3 million attributed to the 2005 Hurricanes, Katrina, Rita and Wilma (“KRW”). Based on company- specific and industry benchmark patterns, these events are approximately 99.8% reported and 97.8% paid. Given the maturity of these events, the potential variability in its reserves is small. However, coverage issues surrounding flood in conjunction with wind damage increase the uncertainty around Hurricane Katrina’s loss. For PXRE Legacy business, a range of reserves was calculated as +/- 5% around the net carried reserves.

Recorded gross reserves for workers compensation were $623.3 million. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately 65% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $180.3 million. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience, and that management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for Argo International were $623.7 million. The Argo International reserves consist primarily of general liability and property reserves. Estimation of Argo International’s general liability reserves are subject to loss emergence, and to types of claims along with mix shifts between smaller, more routine claims and larger, more complex claims. Argo International’s property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage, and ultimate claims settlement. These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

With respect to asbestos and environmental general liability losses, we wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, we wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, we wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, we acted as a reinsurer assuming a portion of those risks assumed from other insurers writing primary, excess and reinsurance coverages. Fourth, our subsidiaries participated in the London Market, writing both direct insurance and assumed reinsurance business. With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, we believe there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including Argo Group, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past, insurers in general, including Argo Group, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other insurance and reinsurance carriers and unanticipated developments pertaining to our ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.

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

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The process of estimating asbestos and environmental reserves, which are detailed in Note 15, “Run-off Lines,” of Notes to Consolidated Financial Statements, remain subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, we select management’s best estimate of reserves. Management believes that the aggregate loss reserves at December 31, 2010 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2010, we recorded gross loss reserves of $3,152.2 million, and loss reserves net of reinsurance of $2,253.0 million. Although our financial reports reflect management’s best estimate of reserves, it is unlikely that the final amount paid will exactly equal management’s best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and the impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $1,980 million to $2,540 million. In determining this range, loss reserve analyses were performed for each of its major operating segments, comprising both ongoing operations and runoff businesses. High and low estimates developed for each major business segment are summed together to derive the range.

This approach may result in a different range than might be derived from other approaches, since we do not attempt to estimate covariance effects that may occur because our lines of business and the events driving ultimate losses may not be correlated. Nor does our estimated range recognize sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos. These factors in combination with other events which may not be contemplated by management in developing its range may cause reserves to develop either more or less favorably than indicated by assumptions that management considers reasonable. This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor. Rather, management estimates a range based upon the estimation methods involved.

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

Reinsurance Premiums and Recoverables. Premiums on reinsurance business assumed are recorded as earned evenly over the contract period based upon estimated subject premiums. Assumed premium is comprised of both minimum and deposit premium and an estimate of premium. Minimum and deposit premium is billed and collected in accordance with the provisions of the contracts and is usually billed quarterly or semi-annually. A premium estimate is also recorded if the estimate of the ultimate premium is greater than the minimum and deposit premium. The final or ultimate premium for most contracts is the product of the provisional rate and the ceding company’s subject net earned premium income (“SNEPI”). Because this portion of the premium is reasonably estimable, we record and recognize it as revenue over the period of the contract in the same manner as the minimum and deposit premium. The key assumption related to the premium estimate is the estimate of the amount of the ceding company’s SNEPI, which is a significant element of our overall underwriting process. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

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

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. Under the contract terms of certain of our excess of loss contracts, reinstatement premiums are mandatorily due Argo Group following a ceding company’s loss, based on pre-defined contract terms. Terms principally include a pro-rata amount of the original contract premium relative to the proportion of the contractual limit exhausted by the associated loss, without respect to time remaining in the term of the original limit, that is, the amount due is 100% as to time and pro-rata as to amount. Less frequently, terms can vary to incorporate a percentage of the original premium that is more or less than the original premium or can be pro-rata as to time remaining in the term of the original limit.

Assumed reinstatement premiums are accrued based upon contract terms applied to the amount estimated to settle ultimate incurred losses. The primary factor that could affect the estimate of assumed reinstatement premiums is management’s best estimate of ultimate incurred losses. While premiums stated relative to limit (“rates on line”) have an effect on the estimate of assumed reinstatement premiums, those associated with case reserves are based on actual contract rate on line terms, and those estimates associated with IBNR are based on weighted average rate on line terms of the book of business for a given underwriting year by line of business. Therefore, the primary factor that could change the estimate of assumed reinstatement premium is management’s best estimate of ultimate incurred losses and the mix of treaties along with their respective rate on lines that ultimately incur losses. Assumed reinstatement premiums receivable are settled on a net basis when loss payments are made to cedents. Accordingly, there is an insignificant amount of credit risk associated with this asset as of any given period end date.

Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation. Ceding ratios are determined using actuarial assumptions, and therefore, are subject to the same uncertainties as reserves for losses and loss adjustment expenses. Additionally, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to perform under the contract. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligation under the reinsurance agreement. We evaluate the balances due from reinsurance companies for collectability, and when indicated, in management’s opinion, issues of collectability exist, establish an allowance for doubtful accounts.

Valuation of Investments. Our investments in fixed maturities and stocks are classified as available for sale and are reported at fair value under GAAP. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using quoted market prices where available. For securities not actively traded, fair values are estimated using values obtained from our independent investment managers. To estimate the fair value of these investments, the investment managers employ various models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves. As of December 31, 2010, investments we hold for which there is not a quoted market price is less than 1% of the investment portfolio. The actual value at which such securities could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive operations as a separate component of shareholders’ equity. If the decline is believed to be “other than temporary,” the carrying value of the investment is written down and recorded as a realized loss in the Consolidated Statements of Operations. We evaluate our investments for impairment. For fixed income securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the year ended December 31, 2010 and 2009, we recorded $0.8 million and $45.0 million, respectively of realized losses due to the recognition of an other than temporary impairment.

For additional discussion of the risks related to our investment portfolio, please refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” on pages 72 - 74.

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Switzerland, Belgium and United Kingdom subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. Our deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs, and from underwriting profits arising from business conducted at Lloyd’s which do not become subject to corporation tax in the United Kingdom until the year in which such profits are distributed.

Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At December 31, 2010, we had a total net deferred tax asset of $38.1 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $32.7 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.6 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. The net deferred tax liability after the valuation allowance is $10.5 million at December 31, 2010. Management regularly evaluates the recoverability of the deferred tax asset and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income.

Indefinite Lived Intangible Assets, including Goodwill. We perform annual impairment tests of our indefinite lived intangible assets, including goodwill (“goodwill”), or more frequently when impairment indicators exist. We have elected to perform our goodwill impairment test on the first day of the fourth quarter of each year, or October 1 of each year. The goodwill impairment test is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

At December 31, 2010, we had goodwill of $153.8 million assigned to the following reporting units: Excess and Surplus lines - $76.4 million, Commercial Specialty - $48.7 million and International Specialty - $28.7 million. Additionally, at December 31, 2010, we had intangible assets totaling $95.3 million, including indefinite lived intangible assets of $60.5 million and $1.8 million within the International Specialty and Commercial Specialty reporting units, respectively. Due to the nature of the International Specialty business, for purposes of the annual impairment evaluation, management is unable to segregate the fair value between the indefinite lived intangible asset and goodwill.

For purposes of evaluating goodwill for impairment, management determined that its reporting units are the same as its operating segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each operating segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made.

The fair value of reporting units was estimated using an average of three valuation methods: a comparable company analysis, a precedent transaction analysis and a discounted cash flow analysis. All three methods require management to make various judgments and assumptions. Specifically, the October 1 analysis included the assumption that the competitive pricing present in the marketplace for the E&S and Commercial Specialty reporting units will revert to more favorable pricing beginning in 2011 and further in 2012. Assumptions within the International Specialty segment include the effects of exiting unprofitable lines, which resulted in a book of business that is right-sized with an acceptable risk profile, increase in premium growth resulting from the introduction of new product lines and a focus on streamlining expenses. Additionally, the discounted cash flow analysis included projections of earned premiums, loss ratios, expense growth, and discount rates for each reporting unit. Assumptions about such future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

On October 1, 2010, the resulting fair values of the reporting units were in excess of the carrying value, including goodwill, of the reporting units. Accordingly, management did not perform Step 2. However, a 16% decline in the fair value of the Excess and Surplus Lines reporting unit, or a 24% decline in the fair value of the Commercial Specialty reporting unit, or a 9% decline in the fair value of the International Specialty reporting unit would have resulted in the carrying values of these reporting units to be in excess of their respective carrying values, resulting in the need to perform the second step, which could have resulted in a material impairment to our goodwill. Any continued decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering the second step of the impairment testing model. The second step could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as management believes that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, the divestiture of a significant component of the business or a further significant decline in market capitalization.

The market capitalization of Argo Group stock has been below book value during 2010. Management considered the market capitalization decline below book value as a data point in performing its annual impairment test. Management considers the decline in our market capitalization to be primarily attributable to global financial market conditions, including the credit crisis, as well as current trends within the insurance industry. The valuation analysis discussed above supports management’s view that goodwill and indefinite lived intangible assets are not impaired at October 1, 2010. Through December 31, 2010, there have been no indicators of impairment of goodwill and indefinite lived intangible assets. We continue to monitor for indicators of impairment and will test for impairment is such indicators are identified.

While management believes the estimates and assumptions are reasonable in determining the fair value of reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform Step 2 in future periods and impairment of goodwill and/or indefinite lived assets could result. We cannot predict future events that might impact the fair value of reporting units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test with definite lived intangible assets for impairment. As of October 1, 2010, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involved the selection of investments with appropriate characteristics, such as direction, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2010:

FIXED INCOME AND SHORT-TERM INVESTMENTS

Portfolio Characteristics

	-200	-100	Base Case	+100	+200	+300

Market Yield	0.4%	1.4%	2.4%	3.4%	4.4%	5.4%

Average Life (years)	2.7	2.8	3.1	3.5	3.7	3.7

Option Adjusted Duration (years)	2.5	2.7	3.0	3.2	3.3	3.3

Fair Value (in millions)	$ 3,968.6	$3,856.0	$3,736.7	$3,611.7	$3,487.3	$3,366.7

Gain (Loss) (in millions)	$ 343.0	$230.4	$111.1	$(13.8)	$(138.3)	$(258.9)

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As shown on the accompanying table, our fixed income portfolio is diversified among different types of investments and has a weighted average rating of AA. At December 31, 2010, 86.7% ($2.9 billion at fair value) of our portfolio was rated A or better, with 54% ($1.8 billion at fair value) of our portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$440.8	$-	$-	$-	$440.8
Non-U.S. Governments	2.4	4.0	-	-	6.4
Obligations of states and political subdivisions	126.0	440.8	77.6	8.9	653.3
Credit-Financial	39.2	51.9	240.1	49.9	381.1
Credit-Industrial	3.3	25.3	123.0	243.5	395.1
Credit-Utility	1.7	9.2	49.9	110.0	170.8
Structured securities:
CMO/MBS-agency	699.1	-	-	-	699.1
CMO/MBS-non agency	26.0	0.5	0.2	11.6	38.3
CMBS	123.5	9.3	9.0	7.2	149.0
ABS-residential	7.4	2.4	1.7	5.6	17.1
ABS-non residential	125.5	1.2	-	3.4	130.1
Foreign denominated:
Governments	199.7	3.3	3.7	-	206.7
Credit	20.8	15.6	29.7	7.5	73.6

Total fixed maturities	$1,815.4	$563.5	$534.9	$447.6	$3,361.4

Some securities in our investment portfolio have credit enhancement in the form of a third-party guarantee from one of the monoline insurers, resulting in exposure to the financial strength of these entities. At December 31, 2010, the total fair value of these securities was $301.9 million, or 7.2% of the consolidated investment portfolio. In most instances, the underlying issuer has its own rating, independent of the additional credit enhancement provided by the monoline insurer. The table below shows the rating of these securities “with” and “without” the credit enhancement provided by the monoline insurer. The rating “with” the guarantee is the higher of the monoline insurer or underlying issuer rating. The rating “without” the credit enhancement represents the rating of the underlying issuer, or the rating of the security based solely on the underlying collateral.

(in millions)	With Guarantee	Without Guarantee
AAA	$9.1	$9.1
AA	229.9	211.8
A	49.2	67.4
Less than A	9.7	8.7
Not Rated	4.0	4.9

Total	$301.9	$301.9

We continue to monitor developments on the credit quality of these guarantees and underlying issuers, and our professional investment managers continue to evaluate credit risk on a basis that includes the underlying issuer as well as the guarantor. The average credit quality of monoline holdings without the guarantees is AA. We have no direct investment in any of the monoline insurers at December 31, 2010.

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At December 31, 2010, the fair value of the equity securities portfolio was $324.5 million.

We have evaluated our equity portfolio to determine what level, if any, the current market conditions may have on our other-than-temporary write downs for the first quarter of 2011. Assuming December 31, 2010 market prices, we do not anticipate any write downs on our equity portfolio in the first quarter of 2011.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to the exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the year ended December 31, 2010 we recorded realized gains of $5.5 million from movements on foreign currency rates.

During 2010, we entered into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated higher yielding, fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the year ended December  31, 2010 was not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

Management’s Report on Internal Control Over Financial Reporting

The management of Argo Group is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2010. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Argo Group International Holdings, Ltd. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February  28, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Securities and Exchange Commission relating our Annual Meeting of Shareholders to be held on May 3, 2011.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 3, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Based Compensation Plans

In November 2007, Argo Group shareholders approved the Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (the “LTIP”). The LTIP replaces the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the PXRE Group Ltd. Incentive Bonus Compensation Plan, both which were approved by their respective shareholders. Both plans were terminated as of the date of the merger, and all outstanding awards were converted into equivalent shares equity awards of Argo Group. The Argonaut Group, Inc. Non-Employee Directors Plan, the PXRE Group Ltd. Director Stock Plan and the PXRE Group Ltd. Director Equity and Deferred Compensation Plan, which were previously approved by shareholders, were terminated as of the merger date, and all outstanding awards converted into equivalent shares of Argo Group. All unissued shares available in the reserve were canceled as of the merger date.

The following table sets forth information as of December 31, 2010 concerning our equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd.
Long-Term Incentive Plan	1,180,971	$ 31.74	2,906,164
Argonaut Group, Inc. historical plans	481,548	$ 37.32	-
PXRE Group Ltd. historical plans	15,123	$193.36	-
Equity compensation plans not approved by shareholders	-	-	-

Total	1,677,642	$ 35.03	2,906,164

Under the terms of the LTIP, only awards that are to be settled in shares are included in the totals above. At December 31, 2010, 659,224 cash-settled stock appreciation rights and 70,781 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 13, “Share-based Payments” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 3, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 3, 2011.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 3, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Income

    For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income (Loss)

    For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity

    For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows

    For the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant

December 31, 2010 and 2009

Schedule III - Supplementary Insurance Information

For the Years Ended December 31, 2010, 2009 and 2008

Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2010, 2009 and 2008

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

2.1

Agreement and Plan of Merger, dated as of March 14, 2007 and amended and restated as of June 8, 2007, by and among Argo Group International Holdings, Ltd. (formerly named PXRE Group Ltd.) (“Argo Group”), PXMS Inc. and Argonaut Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

2.2	Recommend Cash Offer, dated as of April 17, 2008, by Argo Acquisition, Limited (a wholly owned subsidiary of Argo Group) for Heritage Underwriting Agency plc (incorporated by reference to Exhibit 99.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

3.1	Amended and Restated Memorandum of Association of Argo Group (incorporated by reference to Exhibit 3.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

3.2	Amended and Restated Bye-Laws of Argo Group (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2010 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 15, 2010).

4.1	Form of Certificate of Common Shares of Argo Group (incorporated by reference to Exhibit 4.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

4.2	Junior Subordinated Debentures[1]

10.1	Deed Poll Guarantee of Argo Group in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).

10.3	Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on October 2, 2007).

10.3A	Material Terms of the 2006 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007).

10.4	Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).

10.5	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.6	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.7	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

[1] Argo

Group and its subsidiary, Argo Group US, Inc., have several series of outstanding junior subordinated debentures as described in the footnotes to our consolidated financial statements filed with our Annual Report on Form 10-K. We will provide the SEC with copies of the instruments governing such junior subordinated debentures upon the SEC’s request in accordance with Regulation S-K Item 601(b)(4)(iii)(A).

10.8	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.9	$150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, The Lenders Party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2010).

10.10	Executive Employment Agreement effective August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).

10.10A	Letter Agreement dated August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).

10.11	Letter Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Barbara Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007).

10.12	Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).

10.13	First Amendment, effective November 2, 2009, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).

10.14	Executive Employment Agreement, effective November 9, 2010, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).

10.14A	Letter Agreement dated November 9, 2010 between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).

10.15	Employment Contract dated June 1, 2009, between Argo International (formerly known as Heritage Group Services Limited) and Julian Enoizi (incorporated by reference to Exhibit 10.18 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).

12	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred share dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a - 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2011

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2011

/s/ Gary V. Woods Gary V. Woods	Director	February 28, 2011

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 28, 2011

/s/ H. Berry Cash H. Berry Cash	Director	February 28, 2011

/s/ Hector DeLeon Hector DeLeon	Director	February 28, 2011

/s/ Mural R. Josephson Mural R. Josephson	Director	February 28, 2011

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 28, 2011

/s/ John H. Tonelli John H. Tonelli	Director	February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 28, 2011

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2010 - $3,250.4; 2009 - $3,445.8)	$3,361.4	$3,529.9
Trading (cost: 2010 - $0; 2009 - $2.2)	0	2.2
Equity securities, at fair value (cost: 2010 - $208.8; 2009 - $181.6)	324.5	265.9
Other investments (cost: 2010 - $153.5; 2009 - $97.4)	154.2	97.0
Short-term investments, at fair value (cost: 2010 - $375.2; 2009 - $439.4)	375.3	439.3

Total investments	4,215.4	4,334.3

Cash	83.5	18.1
Accrued investment income	33.5	30.8
Premiums receivable	301.8	380.7
Reinsurance recoverables	1,203.9	1,379.4
Goodwill	153.8	152.2
Intangible assets, net of accumulated amortization	95.3	96.5
Current income taxes receivable, net	4.5	7.9
Deferred tax asset, net	0	6.6
Deferred acquisition costs, net	139.7	185.7
Ceded unearned premiums	164.0	197.7
Other assets	86.5	106.9

Total assets	$6,481.9	$6,896.8

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,152.2	$3,203.2
Unearned premiums	654.1	803.6
Accrued underwriting expenses	77.7	100.8
Ceded reinsurance payable, net	524.3	707.9
Funds held	33.4	38.0
Other indebtedness	65.0	69.2
Junior subordinated debentures	311.5	311.4
Deferred tax liability, net	10.5	0
Other liabilities	27.1	47.8

Total liabilities	4,855.8	5,281.9

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,206,796 and 30,982,839 shares issued and outstanding at December 31, 2010 and 2009, respectively	31.2	31.0
Additional paid-in capital	711.4	702.4
Treasury shares (3,363,560 and 145,999 shares at December 31, 2010 and 2009, respectively)	(111.6)	(5.1)
Retained earnings	847.5	779.2
Accumulated other comprehensive gain, net of taxes	147.6	107.4

Total shareholders’ equity	1,626.1	1,614.9

Total liabilities and shareholders’ equity	$6,481.9	$6,896.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Premiums and other revenue:
Earned premiums	$1,211.6	$1,414.9	$1,127.1
Net investment income	133.6	145.5	150.2
Fee income, net	2.5	1.1	7.2
Realized investment and other gains (losses), net	36.8	(16.7)	(35.1)

Total revenue	1,384.5	1,544.8	1,249.4

Expenses:
Losses and loss adjustment expenses	777.5	853.1	724.9
Underwriting, acquisition and insurance expenses	472.6	517.9	407.1
Interest expense and other	22.9	25.7	30.5
Foreign currency exchange (gain) loss	(3.8)	(0.2)	0.5
Impairment of intangible asset	0	5.9	0

Total expenses	1,269.2	1,402.4	1,163.0

Income before income taxes	115.3	142.4	86.4
Provision for income taxes	32.7	24.9	23.5

Net income	$82.6	$117.5	$62.9

Net income per common share:
Basic	$2.80	$3.82	$2.05

Diluted	$2.76	$3.81	$2.05

Cash dividend declared per common share:	$0.48	$0	$0

Weighted average common shares:
Basic	29,566,004	30,731,226	30,622,025

Diluted	29,935,972	30,842,894	30,765,420

	For the Years Ended December 31,
	2010	2009	2008
Realized investment and other gains before other-than-temporary impairment losses	$37.6	$28.3	$16.2

Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(0.8)	(6.9)	(21.3)
Other-than-temporary impairment losses on equity securities	0	(20.3)	(30.0)
Other-than-temporary impairment losses Funds at Lloyd’s foreign currency exchange	0	(17.8)	0
Non-credit portion of loss recognized in other comprehensive income	0	0	0

Impairment losses recognized in earnings	(0.8)	(45.0)	(51.3)

Realized investment and other gains (losses), net	$36.8	$(16.7)	$(35.1)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2010	2009	2008
Net income	$82.6	$117.5	$62.9

Other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the period	1.3	0.4	(2.9)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	88.7	162.1	(162.2)
Reclassification adjustment for (gains) losses included in net income	(27.7)	18.5	38.1

Other comprehensive income (loss) before tax	62.3	181.0	(127.0)

Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the period	0.5	0.1	(1.0)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	29.9	40.7	(40.7)
Reclassification adjustment for (gains) losses included in net income	(8.3)	4.1	12.5

Income tax provision (benefit) related to other comprehensive income (loss)	22.1	44.9	(29.2)
Other comprehensive income (loss), net of tax	40.2	136.1	(97.8)

Comprehensive income (loss)	$122.8	$253.6	$(34.9)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2008	$30.7	$685.9	$0	$592.3	$75.6	$1,384.5
Net income	0	0	0	62.9	0	62.9
Minimum pension liability, net of taxes	0	0	0	0	(1.9)	(1.9)
Change in net unrealized depreciation on securities, net of taxes	0	0	0	0	(95.9)	(95.9)
Repurchase of common shares (145,999 at a weighted average price of $35.23)	0	0	(5.1)	0	0	(5.1)
Activity under stock incentive plans	0.1	8.1	0	0	0	8.2
Retirement of common shares (tax payments on non-vested stock)	0	(0.6)	0	0	0	(0.6)
Deferred tax - share-based payments	0	(0.2)	0	0	0	(0.2)
Employee stock purchase plan	0	1.0	0	0	0	1.0

Balance, December 31, 2008	30.8	694.2	(5.1)	655.2	(22.2)	1,352.9
Net income	0	0	0	117.5	0	117.5
Minimum pension liability, net of taxes	0	0	0	0	0.3	0.3
Change in net unrealized appreciation on securities, net of taxes	0	0	0	0	135.8	135.8
Adoption of accounting standard relating to other than temporary impairments, net of tax	0	0	0	6.5	(6.5)	0
Activity under stock incentive plans	0.2	8.2	0	0	0	8.4
Retirement of common shares (tax payments on non-vested stock)	0	(0.5)	0	0	0	(0.5)
Deferred tax - share-based payments	0	(0.4)	0	0	0	(0.4)
Employee stock purchase plan	0	0.9	0	0	0	0.9

Balance, December 31, 2009	31.0	702.4	(5.1)	779.2	107.4	1,614.9
Net income	0	0	0	82.6	0	82.6
Minimum pension liability, net of taxes	0	0	0	0	0.8	0.8
Change in net unrealized appreciation on securities, net of taxes	0	0	0	0	39.4	39.4
Repurchase of common shares (3,217,561 at a weighted average price of $33.08)	0	0	(106.5)	0	0	(106.5)
Activity under stock incentive plans	0.2	8.5	0	0	0	8.7
Retirement of common shares (tax payments on non-vested stock)	0	(0.5)	0	0	0	(0.5)
Deferred tax - share-based payments	0	(0.4)	0	0	0	(0.4)
Employee stock purchase plan	0	1.4	0	0	0	1.4
Cash dividend declared - common shares ($0.48/share)	0	0	0	(14.3)	0	(14.3)

Balance, December 31, 2010	$31.2	$711.4	$(111.6)	$847.5	$147.6	$1,626.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$82.6	$117.5	$62.9
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	32.3	22.4	17.0
Share-based payments expense	10.1	7.9	6.9
Excess tax expense from share-based payment arrangements	0.3	0.3	0.2
Deferred income tax benefit, net	(6.3)	(1.9)	(13.1)
Realized investment (gains) losses, net	(36.4)	16.7	38.2
Gain on sale of real estate	(0.4)	0	0
Loss on disposal of fixed assets, net	0.2	0	0
Impairment of intangible asset	0	5.9	0
Change in:
Accrued investment income	(2.7)	3.4	(6.1)
Receivables	254.4	(226.9)	(139.4)
Deferred acquisition costs	46.0	(7.5)	(4.6)
Ceded unearned premiums	33.7	11.1	37.1
Reserves for losses and loss adjustment expenses	(51.1)	206.6	124.3
Unearned premiums	(149.5)	(4.0)	(49.2)
Ceded reinsurance payable and funds held	(180.8)	100.2	108.2
Income taxes	3.0	(10.7)	(5.1)
Accrued underwriting expenses	(23.4)	(8.8)	(9.9)
Sales and maturities of trading investments	2.1	0	17.6
Purchases of trading investments	0	0	(11.8)
Other assets and liabilities, net	(17.2)	69.6	(54.7)

Cash (used) provided by operating activities	(3.1)	301.8	118.5

Cash flows from investing activities:
Sales of fixed maturity investments	1,837.1	1,257.3	463.2
Maturities and mandatory calls of fixed maturity investments	539.3	439.0	325.0
Sales of equity securities	55.3	81.9	45.6
Sales of other investments	0.7	0.6	5.4
Purchases of fixed maturity investments	(2,171.2)	(2,027.2)	(996.6)
Purchases of equity securities	(75.3)	(24.0)	(55.3)
Purchases of other investments	(24.3)	(6.0)	(13.6)
Change in foreign regulatory deposits	(20.9)	(34.1)	0.2
Change in short-term investments	63.0	85.7	364.7
Purchases of fixed assets, net	(14.6)	(23.0)	(10.4)
Proceeds on sale of real estate	0.1	0	0
Acquisitions, net of cash acquired	(1.9)	0	(294.2)
Sale of investment in subsidiary - continuing operations	0	0	57.7
Other, net	(3.4)	9.0	(7.1)

Cash provided (used) by investing activities	183.9	(240.8)	(115.4)

Cash flows from financing activities:
Activity under revolving credit facility, net	0	(50.9)	(8.0)
Activity under stock incentive plans	4.3	3.1	1.7
Repurchase of Company’s common shares	(105.2)	0	(5.1)
Excess tax expense from share-based payment arrangements	(0.3)	(0.3)	(0.2)
Payment of cash dividend to common shareholders	(14.2)	0	0

Cash used by financing activities	(115.4)	(48.1)	(11.6)

Change in cash	65.4	12.9	(8.5)
Cash, beginning of period	18.1	5.2	13.7

Cash, end of period	$83.5	$18.1	$5.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Significant Accounting Policies

Business. Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group is the result of a merger in 2007 between Argonaut Group, Inc. and PXRE Group Ltd. (“PXRE”) (the “Merger”). References in the notes to Argonaut Group pertain to the period prior to the Merger.

On May 14, 2008, we, through our wholly-owned subsidiary, Argo International Holdings, Ltd., acquired Heritage Underwriting Agency plc (“Heritage”), which was subsequently renamed Argo Underwriting Agency Limited (“Argo International”). Argo International, a specialist insurer based in London, is focused on underwriting worldwide property and non-U.S. liability risks. For accounting purposes, the acquisition date is May 31, 2008. Included in our consolidated results of operations, comprehensive loss and cash flows for the year ended December 31, 2008, is seven months of activity specifically attributable to Argo International. The functional currency of Argo International is the U.S. Dollar. See Note 3, “Acquisition” for additional discussion.

Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland), which is owned by Argo Reinsurance Ltd. (“Argo Re”), a Bermuda based company. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are written by Colony Insurance Group, located in Richmond, Virginia; Argo Pro, located in Richmond, Virginia; and Argonaut Specialty Insurance Services, headquartered in New York, New York.

Commercial Specialty products are written by Argo Select, a combination of Argonaut Great Central out of Peoria, Illinois and Grocers Insurance Agency, Inc. out of Portland, Oregon; Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania; Alteris Inc., headquartered in San Antonio, Texas; Argo Surety headquartered in Houston, Texas; ARIS Title Insurance Corporation (“ARIS”), acquired in November 2010, headquartered in New York, New York and Argonaut Insurance Company, headquartered in Chicago, Illinois.

Reinsurance products are provided by Argo Re based in Bermuda.

International Specialty products are written by Argo International based in London.

Our Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as risk management policies written prior to the sale of renewal rights and other business previously written and classified by PXRE as property catastrophe and Lloyd’s of London (“Lloyd’s”).

Basis of Presentation and Use of Estimates. The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, reinsurance premium receivable, the fair value of investments and our deferred tax asset valuation allowance. Actual results could differ from those estimates.

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

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain items in prior years’ financial statements have been reclassified to conform to the current presentation. Amounts related to trade capital providers, who are third party capital participants that provide underwriting capital to the International Specialty segment, are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis. The underwriting syndicates underwrite under the Lloyd’s global franchise.

In 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting standards regarding consolidation of variable interest entities. We reevaluated our investment in our fourteen statutory trusts (collectively, the “Trusts”) and our two charitable foundations (collectively, the “Foundations”). We determined that the Trusts and the Foundations continue to be variable interest entities due to the fact that the Trusts and the Foundations do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts or the Foundations economic performance. We are not entitled to receive a majority of the residual returns of the Trusts and the Foundations. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts or the Foundations; therefore, we are not the primary beneficiary and, accordingly, the Trusts and the Foundations are not included in our consolidated financial statements.

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.

Investments. Investments in fixed maturities at December 31, 2010 and 2009 include bonds and structured securities. Equity securities include common stocks. Other investments consist of private equity funds and limited partnerships. Short-term investments consist of money market funds, funds on deposit with Lloyd’s as security to support the corporate member’s capital, United Kingdom short-term government gilts, U.S. Treasury bills, sovereign debt and interest-bearing cash accounts. Short-term investments, maturing in less than one year, are classified as investments in the consolidated financial statements.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in net investment income.

For the structured securities portion of the fixed maturity securities portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Premium or discount on high investment grade securities (rated AA or higher) is amortized into income using the retrospective method. Premium or discount on lower investment grade securities (rated less than AA) is amortized into income using the prospective method.

We use short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated higher yielding, fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. Investments are considered available-for-sale or trading and are carried at fair value. We measure the fair value of the investments based upon quoted market prices from an independent pricing service and third-party investment managers, using both observable and non-observable market information. The cost of securities sold is based on the specific identification method. Unrealized gains and losses associated with the available-for-sale portfolio, as a result of temporary changes in fair value during the period such investments are held, are reflected net of income taxes and reported in other comprehensive income as a separate component of shareholders’ equity. Unrealized losses, associated with the available-for-sale portfolio, which are deemed other than temporary are charged to income in the period the other-than-temporary impairment is determined. Unrealized gains and losses associated with the trading portfolio are recognized in income. We evaluate our investments for impairment. For fixed income securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment.

All investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. All third party amounts are subject to 100% of their contractual participation in the syndicate results and are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.

Receivables. Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts of $4.6 million and $4.9 million at December 31, 2010 and 2009, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share, which is 100% of their contractual participation in the syndicate results.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers for which Argo International produces and cedes underwriting activity through a 100% quota share arrangement. These amounts are presented in the Consolidated Balance Sheets, net of an allowance for doubtful accounts of $15.7 million and $10.2 million at December 31, 2010 and 2009, respectively (see Note 4, “Reinsurance” for related disclosures).

An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. Our estimate includes specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased and historical write off trends based on aging categories. For the years ended December 31, 2010, 2009 and 2008, premiums receivable and reinsurance recoverables written off, net of recoveries against the allowance for doubtful accounts or directly to the income statement are as follows:

(in millions)	2010	2009	2008
Premiums receivable	$(1.1)	$2.4	$0.8
Reinsurance recoverables	(0.4)	6.0	11.6

	$(1.5)	$8.4	$12.4

Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the bad debt expense account.

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

We perform our goodwill impairment test on the first day of the fourth quarter of each year, or October 1 of each year. In performing the first step of the impairment test, we estimated the fair value of reporting units using an average of three valuation methods: a comparable company analysis, a precedent transaction analysis and a discounted cash flow analysis. All three methods require management to make various judgments and assumptions. Specifically, the October 1 analysis included the assumption that the competitive pricing present in the marketplace will revert to more favorable pricing beginning in 2011 and further in 2012. Additionally, the discounted cash flow analysis included projections of earned premiums, loss ratios, expense growth, and discount rates for each reporting unit. Assumptions about such future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

For the years ended December 31, 2010, 2009 and 2008, all of our reporting units passed the first step of the goodwill impairment analysis. However, based on carrying values of the reporting units as of December 31, 2010, a 16% decline in the fair value of the Excess and Surplus Lines reporting unit, or a 24% decline in the fair value of the Commercial Specialty reporting unit, or a 9% decline in the fair value of the International Specialty reporting unit would have resulted in the carrying values of these reporting units to be in excess of their respective fair values, resulting in the need to perform the second step, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering the second step of the impairment testing model. The second step could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as management believes that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, the divestiture of a significant component of the business or a significant decline in our market capitalization.

In June 2009, we deemed the value assigned to the trade name of Heritage impaired after an evaluation of the value of the name in the Lloyd’s market and the subsequent renaming of Heritage to Argo International. The value of the trade name and accumulated amortization at the time of the impairment was $6.4 million and $0.5 million, respectively.

The following table presents our intangible assets and accumulated amortization at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lloyd’s capacity	$60.5	n/a	$60.5	n/a
Title plant	1.8	n/a	n/a	n/a
Distribution network	39.9	10.1	39.9	6.2
Additional Lloyd’s capacity	3.0	0.6	1.6	0.3
Other	1.5	0.7	1.5	0.5

	$106.7	$11.4	$103.5	$7.0

During the twelve months ended December 31, 2010, 2009 and 2008, amortization expense was $4.4 million, $3.8 million and $3.7 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in the Consolidated Statements of Income.

The estimated amortization expense for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is $4.6 million, $4.6 million, $4.6 million, $4.2 million and $4.2 million, respectively.

Earned Premiums. Premium revenue is recognized ratably over the policy period, with an adjustment, where appropriate, to reflect the risk profile of certain classes of business particularly those exposed to seasonal weather related events. Premiums that have yet to be earned are reported as “Unearned premiums” in the Consolidated Balance Sheets.

Unearned premium balances include cessions to reinsurers including trade capital providers while the earned premium recognized in the Consolidated Statement of Income excludes amounts relating to trade capital providers. The trade capital providers’ quota share amount, which is 100% of their contractual participation in the syndicate results, is included in ceded reinsurance payable.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Retrospectively Rated Policies. We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in unearned premiums and was $7.3 million and $9.8 million at December 31, 2010 and 2009, respectively. The estimated amount included in premiums receivable for additional premiums due under retrospectively rated policies was $1.0 million and $1.6 million at December 31, 2010 and 2009, respectively.

Deferred Acquisition Costs. Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such policies are profitable, and amortized over the same period in which the related premiums are earned. Anticipated investment income is considered in determining whether the deferred acquisition costs are recoverable and whether a premium deficiency exists. We continually review the methods of making such estimates and establishing the deferred costs, and any adjustments are made in the accounting period in which the adjustment arose.

The 2010 and 2009 net amortization (deferral) of policy acquisition costs will not equal the change in the Consolidated Balance Sheets because of 1) the trade capital providers’ share which is not reflected in our Consolidated Income Statement and 2) the differences in the foreign currency exchange costs resulting from deferred acquisition costs being treated as a nonmonetary asset.

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

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in the Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to forty years. The accumulated depreciation for property and equipment was $38.8 million and $33.1 million at December 31, 2010 and 2009, respectively. The net book value of our property and equipment at December 31, 2010 and 2009 was $44.7 million and $39.0 million, respectively. The depreciation expense at December 31, 2010, 2009 and 2008 was $8.5 million, $7.6 million, and $6.3 million, respectively.

Foreign Currency Exchange Gain (Loss). The U.S. Dollar is the functional currency of all but one of our foreign operations. Monetary assets and liabilities in foreign operations that are denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date, with resulting gains and losses because of foreign exchange movements reflected in income, and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date with the resulting foreign exchange gains and losses included in net income for the period. In the case of our foreign currency denominated available-for-sale investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

The functional currency of the Company’s service company in Brazil (newly formed during the fourth quarter of 2010) is the Brazilian Real. Translation gains and losses to the U.S. Dollar at December 31, 2010 are recorded as a component of shareholders’ equity. At December 31, 2010, the foreign currency translation adjustment was not deemed material.

Share-Based Payments. Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards which will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Compensation expense for awards that are settled in cash are recognized on the accelerated recognition method over the award’s vesting period. (See Note 13, “Share-Based Payments” for related disclosures.)

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2010, 2009 and 2008. Tax years ended December 31, 2007 through December 31, 2010 are open for examination by the Internal Revenue Service (“IRS”) with respect to our United States entities. Tax years ended December 31, 2008 through December 31, 2010 are open for examination by Her Majesty’s Revenue and Customs with respect to our United Kingdom entities.

Reinsurance. In the normal course of business, our insurance and reinsurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Reinsurance recoverables include claims we paid and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine our ability to cede unpaid losses and loss adjustment expenses under our existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for losses and loss adjustment expenses for which our insurance and reinsurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Derivative Instruments. During 2010, we entered into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed, as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. At December 31, 2009 and 2008, we did not hold any derivative instruments.

Supplemental Cash Flow Information.

Income taxes paid. We paid income taxes of $30.2 million in 2010, $40.5 million in 2009 and $36.5 million in 2008.

Income taxes recovered. We recovered $2.6 million of income taxes in 2010. This recovery, reflected in “Current income taxes receivable, net,” will be applied against our 2010 estimated tax payments. We recovered $5.8 million of income taxes in 2009. In June 2009, we received a $10.1 million refund attributable to a favorable decision rendered by the California State Board of Equalization related to franchise tax payments paid by Argo Group US for tax years 1994 through 1999. Of this refund, $5.6 million was a recovery of taxes and $4.5 million was earned interest. The earned interest has been reflected in “Net investment income” in the Consolidated Statement of Income for the twelve months ended December 31, 2009. We recovered income taxes of $0.2 million in 2008.

Interest paid. Interest paid for the years ended December 31, was as follows:

(in millions)	2010	2009	2008
Junior subordinated debentures	$19.6	$21.3	$24.9
Revolving credit facility	0.1	0.7	1.9
Other indebtedness (1)	3.1	3.9	4.7

Total interest paid	$22.8	$25.9	$31.5

(1)

Other indebtedness includes Argo International’s floating rate loan stock and a note payable related to the acquisition of ARIS (see Note 8 “Other Indebtedness” for further discussion regarding these debt instruments). No interest has been paid on the note payable.

Recently Issued Accounting Pronouncements.

In January 2010, the FASB issued an accounting update that requires new fair value measurement disclosures and clarifies current fair value measurement disclosure requirements. Companies will now be required to disclose separate significant transfers in and out of Level 1 and Level 2 categories and provide an explanation for the transfer(s). Companies are also required to separately disclose purchases, sales, issuances and settlements in the Level 3 reconciliation table rather than aggregating this activity in one line as previously allowed. The update clarifies that fair value measurement disclosures should be for each class of assets and liabilities. The update also clarifies that disclosures about inputs and valuation techniques are required for recurring and nonrecurring fair value measurements that are categorized as Level 2 or Level 3. Except for the separate disclosure requirements related to the Level 3 reconciliation table, the disclosures required by this accounting update are effective for interim and annual reporting periods beginning after December 15, 2009. The Level 3 reconciliation table disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the update as required, and elected to early adopt the Level 3 reconciliation table disclosure requirements for our March 31, 2010 reporting period. See Note 2, “Investments” for required disclosures.

In October 2010, the FASB issued an accounting update that amends the guidance in the FASB Accounting Standards Codification Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. We are currently evaluating this update to determine the potential impact, if any, the adoption may have on our financial results and disclosures.

In December 2010, the FASB issued an accounting update that amends the guidance for goodwill impairment testing for reporting units with a zero or negative carrying amount. For those reporting units an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples provided in codification, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amendments, if the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired; the entity should perform Step 2 of the goodwill impairment test for those reporting units. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. We have evaluated this update and believe it will have no impact on our financial results and disclosures.

In December 2010, the FASB issued an accounting update that specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

2.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

(in millions)	Amortized	Gross Unrealized	Gross Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments (1)	$430.3	$11.3	$0.8	$440.8
Non-U.S. Governments	6.2	0.2	0	6.4
Obligations of states and political subdivisions	630.6	25.6	2.9	653.3
Credit-Financial	370.5	12.3	1.7	381.1
Credit-Industrial	378.3	17.6	0.8	395.1
Credit-Utility	164.8	6.4	0.4	170.8
Structured securities:
CMO/MBS-agency (2)	665.7	33.9	0.5	699.1
CMO/MBS-non agency	37.4	1.5	0.6	38.3
CMBS (3)	143.6	6.3	0.9	149.0
ABS-residential (4)	19.3	0.1	2.3	17.1
ABS-non residential	127.7	2.4	0	130.1
Foreign denominated:
Governments	202.1	9.5	4.9	206.7
Credit	73.9	2.8	3.1	73.6

Total fixed maturities	3,250.4	129.9	18.9	3,361.4
Equity securities	208.8	116.5	0.8	324.5
Other investments	153.5	0.7	0	154.2
Short-term investments	375.2	0.1	0	375.3

Total investments	$3,987.9	$247.2	$19.7	$4,215.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $87.7 million amortized cost, $89.3 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

(in millions)	Amortized	Gross Unrealized	Gross Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments (1)	$524.6	$10.9	$1.5	$534.0
Non-U.S. Governments	36.3	-	0.4	35.9
Obligations of states and political subdivisions	692.6	33.0	0.9	724.7
Credit-Financial	314.2	7.3	3.2	318.3
Credit-Industrial	240.6	9.4	0.3	249.7
Credit-Utility	90.4	2.9	0.1	93.2
Structured securities:
CMO/MBS-agency (2)	913.3	28.2	1.9	939.6
CMO/MBS-non agency	52.5	0.5	6.3	46.7
CMBS (3)	166.3	2.3	1.9	166.7
ABS-residential (4)	23.1	0	5.0	18.1
ABS-non residential	182.7	2.8	0.7	184.8
Foreign denominated:
Governments	162.2	10.7	0.9	172.0
Credit	49.2	1.8	2.6	48.4

Total fixed maturities	3,448.0	109.8	25.7	3,532.1
Equity securities	181.6	84.9	0.6	265.9
Other investments	97.4	0	0.4	97.0
Short-term investments	439.4	0	0.1	439.3

Total investments	$4,166.4	$194.7	$26.8	$4,334.3

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $158.6 million amortized cost, $159.6 million fair value.

Included in total investments at December 31, 2010 and 2009 is $170.4 million and $235.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our International Specialty segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value

Due in one year or less	$197.1	$198.4
Due after one year through five years	1,198.5	1,237.3
Due after five years through ten years	690.5	718.4
Thereafter	170.6	173.7
Structured securities	993.7	1,033.6

Total	$3,250.4	$3,361.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities and other investments at December 31, 2010 and 2009 is presented below:

(in millions)	Less Than One Year		One Year or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments(2)	$55.2	$0.8	$2.0	$0	$57.2	$0.8
Obligations of states and political subdivisions	122.6	2.6	2.9	0.3	125.5	2.9
Credit-Financial	53.7	0.6	14.8	1.1	68.5	1.7
Credit-Industrial	44.3	0.8	0	0	44.3	0.8
Credit-Utility	21.7	0.4	0	0	21.7	0.4
Structured securities:
CMO/MBS-agency	26.5	0.5	0	0	26.5	0.5
CMO/MBS-non agency	1.1	0.3	6.6	0.3	7.7	0.6
CMBS	5.3	0.1	8.7	0.8	14.0	0.9
ABS-residential	6.4	0.3	8.5	2.0	14.9	2.3
ABS-non residential (1) (2)	1.5	0	0.7	0	2.2	0
Foreign denominated:
Governments	82.9	3.1	32.3	1.8	115.2	4.9
Credit	26.1	1.3	15.8	1.8	41.9	3.1

Total fixed maturities	447.3	10.8	92.3	8.1	539.6	18.9
Equity securities	9.8	0.8	0	0	9.8	0.8
Short-term investments (1)	4.3	0	0	0	4.3	0

Total	$461.4	$11.6	$92.3	$8.1	$553.7	$19.7

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

(in millions)	Less Than One Year		One Year or Greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$150.8	$1.4	$8.4	$0.1	$159.2	$1.5
Non-U.S. Governments	35.9	0.4	0	0	35.9	0.4
Obligations of states and political subdivisions	45.7	0.5	3.5	0.4	49.2	0.9
Credit-Financial	109.5	1.2	14.0	2.0	123.5	3.2
Credit-Industrial	35.7	0.3	0	0	35.7	0.3
Credit-Utility	13.4	0.1	0	0	13.4	0.1
Structured securities:
CMO/MBS-agency	159.5	1.8	1.2	0.1	160.7	1.9
CMO/MBS-non agency (1)	1.0	0	42.5	6.3	43.5	6.3
CMBS (1)	16.8	0	23.6	1.9	40.4	1.9
ABS-residential	10.3	3.1	7.7	1.9	18.0	5.0
ABS-non residential (1)	22.4	0	10.6	0.6	33.0	0.7
Foreign denominated:
Governments	42.2	0.3	22.1	0.6	64.3	0.9
Credit	8.8	0.1	28.3	2.5	37.1	2.6

Total fixed maturities	652.0	9.3	161.9	16.4	813.9	25.7
Equity securities (2)	9.1	0.6	1.1	0	10.2	0.6
Other investments	0	0	13.0	0.4	13.0	0.4
Short-term investments (1)	8.0	0.1	0	0	8.0	0.1

Total	$669.1	$10.0	$176.0	$16.8	$845.1	$26.8

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 4,325 securities, of which 426 were in an unrealized loss position for less than one year and 77 were in an unrealized loss position for a period one year or greater as of December 31, 2010. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increasing credit spreads and higher market yields relative to the date the securities were purchased, and for structured securities by the performance of the underlying collateral as well. We do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

We evaluate our investments for impairment. For fixed income securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. During 2010, we determined certain collateralized mortgage obligation securities to be other-than-temporarily impaired totaling $0.8 million due to the present value of the expected cash flows being lower than the amortized cost using frequency and severity inputs. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We did not recognize any other-than-temporary losses during 2010 on our equity securities portfolio.

Net Investment Income and Realized Gains and Losses

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2010	2009	2008
Investment income:
Interest and dividends on fixed maturities	$130.7	$133.6	$132.7
Dividends on equity securities	7.4	7.9	8.0
Interest on short-term and other investments	3.9	5.7	16.7
Other	(0.1)	7.7	2.3

	141.9	154.9	159.7
Investment expenses	(8.3)	(9.4)	(9.5)

Net investment income	$133.6	$145.5	$150.2

Proceeds from sales of available for sale fixed maturity investments were $1,837.1 million, $1,257.3 million and $463.2 million in 2010, 2009, and 2008, respectively. Proceeds from sales of equity securities were $55.3 million, $81.9 million and $45.6 million in 2010, 2009, and 2008, respectively. Proceeds from sales of other investments were $0.7 million, $0.6 million and $5.4 million in 2010, 2009, and 2008, respectively.

The following table presents our gross realized investment and other gains (losses) for the years ended December 31:

(in millions)	2010	2009	2008

Realized gains
Fixed maturities	$31.5	$35.6	$4.6
Equity securities	6.3	9.1	14.2
Short-term and other investments	9.1	2.7	0.2
Gain on sale of real estate	0.4	0	0
Gain on sale of affiliates	0	0	3.1

Gross realized gains	47.3	47.4	22.1
Realized losses
Fixed maturities	(8.2)	(17.2)	(5.3)
Equity securities	(1.1)	(0.9)	(0.3)
Short-term and other investments	(0.4)	(1.0)	(0.3)
Other-than-temporary impairment losses on fixed maturities	(0.8)	(6.9)	(21.3)
Other-than-temporary impairment losses on equity securities	0	(20.3)	(30.0)
Other-than-temporary impairment losses on Funds at Lloyd’s foreign currency exchange	0	(17.8)	0

Gross realized losses	(10.5)	(64.1)	(57.2)

Net realized investment and other gains (losses)	$36.8	$(16.7)	$(35.1)

During 2010, we entered into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed, as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes.

Foreign exchange unrealized gains on bonds of $0.4 million were offset by foreign exchange realized losses on forwards of $0.4 million for the year ended December 31, 2010 and are reflected in realized gains and losses in the income statement and in the table above. As of December 31, 2010, the total notional amount of our holdings in non-U.S. Dollar denominated fixed maturity investments was $5.3 million.

During the year ended December 31, 2009, we recognized $17.8 million of other-than-temporary impairment on short-term investments held at Lloyds’ that we intended to sell at December 31, 2009 and were sold in 2010. These losses were related entirely to foreign currency losses.

Regulatory Deposits, Pledged Securities and Letters of Credit

At December 31, 2010, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes and reinsurance were $247.5 million and $271.2 million, respectively.

Investments with an amortized cost of $161.0 million and fair value of $165.3 million were pledged as collateral in support of irrevocable letters of credit at December 31, 2010. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $32.6 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s in the amount of $103.3 million.

Securities pledged to Lloyd’s as our Corporate member’s capital at December 31, 2010 are comprised of:

(in millions)	2010
Letters of credit	$103.3
Fixed maturities, at fair value	118.7
Short-term investments, at fair value	2.1

Total securities and letters of credit pledged to Lloyd’s	$224.1

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

¡

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date. We define actively traded as a security that has traded in the past seven days. We receive one quote per instrument for Level 1 inputs.

¡

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We receive one quote per instrument for Level 2 inputs.

¡

Level 3 inputs are unobservable inputs. Unobservable inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

We receive fair value prices from independent pricing services and our independent investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2010. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are valued using Level 1 inputs. For these securities, we obtain fair value measurements from independent pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•

United States Government agencies, non U.S. government securities, obligations of states and political subdivisions, credit securities and foreign denominated securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from third party pricing services.

•

CMO/MBS agency securities are reported at fair value utilizing Level 2 inputs. For these securities we obtain fair value measurements from third party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. All of these securities are backed by United States agencies and are of the highest investment grade.

•

CMO/MBS non-agency, CMBS, ABS residential, and ABS non-residential securities are reported at fair value utilizing Level 2 inputs. For these securities we obtain fair value measurements from third party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Fixed Maturities (Available-for-Sale) Level 3:

•	Corporate securities reported at fair value utilizing Level 3 inputs are infrequently traded securities valued by an independent investment manager utilizing unobservable inputs.

Transfers Between Level 1 and Level 2 Securities: There were no significant transfers between Level 1 and Level 2 securities during the year ended December 31, 2010.

Equity Securities Level 1: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, we obtain fair value measurements from a third party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 2: We own a mutual fund that is reported at fair value utilizing Level 2 inputs. The valuation is based on the fund’s net asset value per share, determined weekly and at the end of each month. The underlying assets in the fund are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

Equity Securities Level 3: We own certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements are obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	We used a quoted market price and adjusted the price using unobservable inputs due to certain restrictions as to the ability to sell a security.

•

We determined that our investment in an equity fund is a Level 3 investment and moved the investment from Level 1 to Level 3. We obtained fair value measurements for this fund by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. There were no transfers of other investments between Level 1 and Level 2 for the year ended December 31, 2010.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturity section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s. Lloyd’s invests the funds in fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the year ended December 31, 2010.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009 have been categorized as follows:

(in millions)	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)

Fixed maturities
USD denominated:
U.S. Governments	$440.8	$146.2	$294.6	$0
Non-U.S. Governments	6.4	0	6.4	0
Obligations of states and political subdivisions	653.3	0	653.3	0
Credit-Financial	381.1	0	380.4	0.7
Credit-Industrial	395.1	0	395.1	0
Credit-Utility	170.8	0	170.8	0
Structured securities:
CMO/MBS-agency	699.1	0	699.1	0
CMO/MBS-non agency	38.3	0	38.3	0
CMBS	149.0	0	149.0	0
ABS-residential	17.1	0	17.1	0
ABS-non residential	130.1	0	130.1	0
Foreign denominated:
Governments	206.7	0	206.7	0
Credit	73.6	0	73.6	0

Total fixed maturities	3,361.4	146.2	3,214.5	0.7
Equity securities	324.5	253.3	50.2	21.0
Other investments	91.0	0	91.0	0
Short-term investments	375.3	369.0	6.3	0

	$4,152.2	$768.5	$3,362.0	$21.7

(in millions)	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Investments
Fixed maturities (Available-for-sale):
USD denominated:
U.S. Governments	$534.0	$172.7	$361.3	$0
Non-U.S. Governments	35.9	0	35.9	0
Obligations of states and political subdivisions	724.7	0	724.7	0
Credit-Financial	318.3	0	317.6	0.7
Credit-Industrial	249.7	0	249.7	0
Credit-Utility	93.2	0	93.2	0
Structured securities:
CMO/MBS-agency	939.6	0	939.6	0
CMO/MBS-non agency	46.7	0	46.7	0
CMBS	166.7	0	166.7	0
ABS-residential	18.1	0	18.1	0
ABS-non residential	184.8	0	184.8	0
Foreign denominated:
Governments	169.8	0	169.8	0
Credit	48.4	0	48.4	0
Fixed maturities (Trading) foreign denominated:
Foreign Government	2.2	0	2.2	0

Total fixed maturities	3,532.1	172.7	3,358.7	0.7
Equity securities	265.9	251.9	0	14.0
Other investments	66.3	0	66.3	0
Short-term investments	439.3	439.3	0	0

	$4,303.6	$863.9	$3,425.0	$14.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at December 31, 2010 and 2009 are as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3	0	7.7	7.7
Transfers out of Level 3	0	(1.3)	(1.3)
Total gains or losses (realized/unrealized):
Included in net income	0	0	0
Included in other comprehensive income	0	1.8	1.8
Purchases, issuances, sales, and settlements
Purchases	0	0	0
Issuances	0	0	0
Sales	0	(1.2)	(1.2)
Settlements	0	0	0

Ending balance, December 31, 2010	$0.7	$21.0	$21.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$0	$0	$0

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2009	$1.4	$6.2	$7.6
Total gains or losses (realized/unrealized):
Included in net income	(0.5)	0	(0.5)
Included in other comprehensive income	0.3	7.8	8.1
Purchases, issuances and settlements	(0.5)	0	(0.5)
Transfers in and/or out of Level 3	0	0	0

Ending balance, December 31, 2009	$0.7	$14.0	$14.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$0	$0	$0

At December 31, 2010, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

3.	Acquisition

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

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Argo Group and Argo International, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of 2008. These results have been prepared by adjusting the historical results of Argo Group to include the historical results of Argo International and the impact of purchase price allocations.

The following unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated or of future results of the Company:

(in millions, except per share data)	For the Year Ended December 31, 2008
(unaudited)
Revenue	$1,389.4
Net income	$70.2

Net income per common share
Basic	$2.29
Diluted	$2.28

4.	Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $15.7 million and $10.2 million as of December 31, 2010 and 2009, respectively. Under certain reinsurance agreements, collateral and letters of credit (“collateral”) are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $297.6 million and $340.9 million at December 31, 2010 and 2009, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual basis. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

The long-term nature of the reinsurance contracts creates a credit risk to us over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, we evaluate our reinsurers to assess their financial condition. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, we may make changes to the approved markets that are utilized in both our treaty and facultative reinsurance programs.

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the Consolidated Balance Sheets. Included in reinsurance recoverables are paid loss recoverables of $304.7 million and $389.4 million as of December 31, 2010 and 2009, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the Consolidated Statements of Income.

Losses and loss adjustment expenses of $777.5 million, $853.1 million and $724.9 million for the years ended December 31, 2010, 2009, and 2008, respectively, are net of amounts ceded to reinsurers of $234.2 million, $374.8 million and $311.7 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. In previous years, we actively assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 15, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiary, Argo Re (see Note 14, “Segment Information”).

Premiums for the years ended December 31 were as follows:

(in millions)	2010	2009	2008
Direct written premiums	$1,283.2	$1,840.0	$1,471.5
Reinsurance ceded to other companies	(431.4)	(567.5)	(450.5)
Reinsurance assumed from other companies	243.9	148.9	130.0

Net written premiums	$1,095.7	$1,421.4	$1,151.0

Direct earned premiums	$1,424.9	$1,775.9	$1,519.9
Reinsurance ceded to other companies	(465.0)	(577.4)	(506.4)
Reinsurance assumed from other companies	251.7	216.4	113.6

Net earned premiums	$1,211.6	$1,414.9	$1,127.1

Percentage of reinsurance assumed to net earned premiums	20.8%	15.3%	10.1%

5.	Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, which exempts us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2016.

We do not consider ourselves to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, do not expect to be subject to direct United States or United Kingdom income taxation.

We have subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Six of the United Kingdom subsidiaries are deemed to be engaged in business in the United States and are therefore subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely. Our United Kingdom subsidiaries file separate United Kingdom income tax returns.

We have subsidiaries based in the United States that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our United States subsidiaries file a consolidated United States federal income tax return.

We also have operations in Belgium, Switzerland, Brazil and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

Our income tax provision includes the following components for the years ended December 31:

(in millions)	2010	2009	2008
Current tax provision	$39.0	$26.8	$36.6
Deferred tax (benefit) provision related to:
Future tax deductions	(5.3)	(0.9)	(41.3)
Valuation allowance change	(1.0)	(1.0)	28.2

Income tax provision	$32.7	$24.9	$23.5

Our expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

(in millions)	2010	2009	2008
Income tax provision at expected rate	$40.3	$38.6	$28.2
Tax effect of:
Tax-exempt interest	(6.1)	(7.3)	(7.1)
Dividends received deduction	(1.4)	(1.4)	(1.5)
Valuation allowance change	(1.0)	(1.0)	(3.9)
Other permanent adjustments, net	0.9	0.7	0.3
Adjustment for 2009 tax return	1.2	0	0
Reduction of tax reserve	0	0	(0.7)
Reduction of tax liability accounts	0	0	(2.6)
United States state tax expense	0	(3.5)	0.2
Foreign tax credits	0	(0.7)	0
Other foreign adjustments	0	0.1	0
Prior year foreign taxes recovered	(0.7)	0	0
Deferred tax rate reduction	(0.1)	0	0
Foreign exchange adjustments	(0.4)	(0.6)	10.6

Income tax provision	$32.7	$24.9	$23.5

The consolidated provision for income taxes for the year ended December 31, 2010 was affected by a $1.2 million increase for additional taxes reported on the 2009 consolidated federal income tax return, a $0.7 million reduction for prior year foreign taxes recovered and a $0.4 million reduction for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Argo International.

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2010 and the net deferred tax asset as of December 31, 2009 and 2008 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax balance decreased by $17.1 million, decreased by $43.4 million and increased by $19.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(in millions)	2010	2009	2008
Deferred tax asset:
Unrealized losses on fixed maturities and other investment securities	$0.4	$0.8	$1.8
Losses and loss adjustment expense reserve discounting	41.9	42.3	50.6
Unearned premiums	23.8	28.9	29.9
Capital loss carryforward	32.7	33.6	32.1
Allowance for bad debt	6.3	3.3	3.9
Net operating loss carryforward	18.7	18.7	17.9
Impairment of investment values	11.5	18.9	17.7
United Kingdom interest	1.0	1.9	3.3
United Kingdom underwriting profits	0.5	0	0
Other	16.2	16.9	16.0

Deferred tax asset, gross	153.0	165.3	173.2

Deferred tax liability:
Unrealized gains on equity securities	(31.4)	(29.9)	(10.0)
Unrealized gains on fixed maturities and other investment securities	(40.8)	(22.0)	(0.2)
Deferred acquisition costs	(28.2)	(34.7)	(34.4)
United Kingdom underwriting profits	0	(8.8)	(19.6)
United Kingdom amortization of intangible assets	(5.9)	(6.8)	(8.4)
United States state tax	(0.6)	(0.7)	(0.7)
Other	(8.0)	(6.3)	(2.9)

Deferred tax liability, gross	(114.9)	(109.2)	(76.2)

Deferred tax asset, net before valuation allowance	38.1	56.1	97.0
Valuation allowance	(48.6)	(49.5)	(47.0)

Deferred tax asset (liability), net	$(10.5)	$6.6	$50.0

Net deferred tax asset (liability) - Foreign	$(4.4)	$(13.7)	$(24.5)

Net deferred tax asset (liability) - Domestic	(6.1)	20.3	74.5

Deferred tax asset (liability), net	$(10.5)	$6.6	$50.0

Our gross deferred tax assets, net of valuation allowance, are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to it based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At December 31, 2010, we had a total net deferred tax asset of $38.1 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $32.7 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.6 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. During the year ended December 31, 2010, there was an increase to the valuation allowance of $0.1 million and a reduction to the valuation allowance of $1.0 million pertaining to establishing a valuation allowance on the net operating loss of the Brazil operations and the 2010 utilization of the PXRE loss carryforwards, respectively.

We had no material unrecognized tax benefits upon adoption of the accounting guidance for accounting for uncertainty in income taxes and had no material unrecognized tax benefits as of December 31, 2010, 2009 and 2008. Tax years ended December 31, 2007 through December 31, 2010 are open for examination by the IRS with respect to our United States entities. Tax years ended December 31, 2008 through December 31, 2010 are open for examination by Her Majesty’s Revenue and Customs with respect to our United Kingdom entities.

6.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”) for the years ended December 31, 2010, 2009 and 2008, respectively.

(in millions)	2010	2009	2008
Net beginning of the year	$2,213.2	$2,115.6	$1,863.3
Add:
Net reserves held for sale (1)	0	0	104.3
Net reserves from acquired companies	0.1	0	210.2
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	820.6	859.4	786.1
Prior accident years	(43.1)	(6.3)	(61.2)

Losses and LAE incurred during calendar year, net of reinsurance	777.5	853.1	724.9

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	199.4	218.9	200.7
Prior accident years	578.0	566.8	466.3

Losses and LAE payments made during current calendar year, net of reinsurance:	777.4	785.7	667.0

Additional participation interest (2)	44.6	18.2	0
Foreign exchange adjustments	(5.0)	12.0	(20.6)

Net reserves - end of period	2,253.0	2,213.2	2,215.1

Deduct:
Net reserves sold on disposition of subsidiary	0	0	99.5

Net reserves - end of period, excluding disposition of subsidiary	2,253.0	2,213.2	2,115.6
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	899.2	990.0	881.0

Gross reserves - end of period	$3,152.2	$3,203.2	$2,996.6

(1)	Amount represents the fair value of reserves held for sale at the beginning of the year attributable to PXRE Reinsurance Company.
(2)	Amount represents additional reserves due to increased syndicate participation.

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

Net favorable loss development recognized in 2010 for prior accident years was a $43.1 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $19.0 million driven by $16.1 million of favorable development related to casualty and professional liability lines of business, $0.8 million of favorable development related to property lines of business and $2.1 million related to unallocated loss adjustment reserves. The Commercial Specialty segment had net favorable loss development of $9.8 million primarily driven by $5.6 million of favorable development in the workers compensation lines of business and $4.4 million of favorable development in an assumed Directors and Officers program. The Reinsurance segment had favorable loss development of $16.8 million comprised of $14.5 million of favorable development attributable to short-tail non-catastrophe losses, $1.1 million of favorable development attributable to Hurricanes Ike and Gustav, and $1.2 million of favorable development related to other assumed programs. The International Specialty segment had net unfavorable loss development of $4.4 million related to $14.2 million of unfavorable development in the liability lines of business and $9.8 million of favorable development in the property lines of business. The Run-off Lines segment had net favorable development of $1.9 million due to $8.0 million of favorable development related to risk management run-off reserves, $2.6 million of favorable development on legacy PXRE claims, $0.8 million of favorable development related to unallocated loss adjustment reserves, partially offset by $9.5 million of unfavorable development in asbestos and environmental lines.

Net favorable loss development recognized in 2009 for prior accident years was a $6.3 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $15.4 million primarily driven by favorable development of $8.0 million related to casualty and professional liability lines of business, $3.3 million related to property lines of business, and $4.0 million related to unallocated loss adjustment reserves. The Commercial Specialty segment had net favorable loss development of $3.7 million driven by $6.2 million of favorable development in the workers compensation lines, $3.5 million of favorable development in short tail lines, $2.5 million of unfavorable development in other liability and $3.5 million of unfavorable development in commercial auto liability. The Reinsurance segment had favorable loss development of $9.1 million related to $3.6 million of favorable development attributable to Hurricane Ike, $4.4 million favorable development attributable to non-catastrophe losses and $1.1 million favorable development related to other assumed programs. The International Specialty segment had unfavorable loss development of $23.5 million comprised of $19.6 million of unfavorable development in the property lines of business and $3.9 million of unfavorable development in the liability lines of business. The Run-off Lines segment had $1.6 million of net favorable development primarily driven by $7.6 million favorable development on legacy PXRE claims primarily related to non-catastrophe property lines and $3.2 million of favorable development related to PXRE’s 2005 hurricane losses. Partially offsetting the favorable development was $6.1 million of unfavorable development in asbestos and environmental lines and $3.0 million due to the unwinding of the workers compensation reserve discount.

Net favorable loss development recognized in 2008 for prior accident years was a $61.2 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $39.6 million driven by favorable development of $15.2 million for property lines, $17.4 million for general liability lines, and $7.0 million favorable development spread across commercial multi peril, automobile and unallocated loss adjustment expense reserves. The Commercial Specialty segment had net favorable loss development of $8.2 million related to $8.8 million of favorable loss reserve development in the liabilty lines which includes $5.0 million of favorable Directors and Officers development, $4.0 million of favorable loss reserve development in the workers compensation lines, $1.5 million of favorable loss reserve development in the property lines for the 2007 accident year and $6.1 million of unfavorable loss reserve development in automobile lines. The Reinsurance segment had favorable loss development of $2.7 million driven by favorable property loss reserve development. The International Specialty segment had unfavorable loss development of $3.5 million related to property facultative claims from the 2006 year. The Run-off Lines segment had net favorable loss reserve development of $14.2 million driven by $17.5 million of favorable loss reserve development mainly for PXRE property losses, $1.7 million of favorable loss reserve development in risk management lines and $5.0 million net unfavorable loss reserve development primarily related to asbestos and environmental liability reserves.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. We discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2010, 2009 and 2008. The amount of unamortized discount was $22.9 million, $23.5 million and $25.3 million at December 31, 2010, 2009 and 2008, respectively.

7.	Junior Subordinated Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable and fixed rate, with the variable rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly or semiannually. The debentures are all unsecured and are subordinated to other indebtedness. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest, except as noted in the footnotes to the following table. These obligations at December 31, 2010 are summarized in the following table:

(in millions)						Interest
Issue Date	Trust Preferred Pools	Maturity	Redeemable		Rate Structure	Rate at December 31, 2010	Amount
Argo Group

05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.39%	$18.0

05/23/2003	PXRE Capital Trust III	05/23/2033	05/23/2008	(1)	9.75%	9.75%	15.5

10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008		3M LIBOR + 3.85%	4.14%	20.6

11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008		3M LIBOR + 3.90%	4.20%	10.3

Argo Group US

01/29/1997	PXRE Capital Trust I	02/01/2027	02/01/2007	(2)	8.85%	8.85%	103.1

05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.39%	15.5

12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009		3M LIBOR + 4.10%	4.39%	12.4

04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009		3M LIBOR + 3.85%	4.14%	13.4

05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009		3M LIBOR + 3.85%	4.13%	12.3

05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009		3M LIBOR + 3.80%	4.10%	13.4

09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009		3M LIBOR + 3.60%	3.90%	15.5

09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009		3M LIBOR + 3.55%	3.85%	15.5

10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009		3M LIBOR + 3.60%	3.90%	15.5

09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010		7.75% until 09/10, then 3M Libor + 3.40%	3.70%	30.9
	PXRE Capital Trust I Unamortized discount						(0.4)

	Total Outstanding						$311.5

(1)

Redeemable at a call price (expressed as a percentage of principal) of 104.875% at May 2008 declining annually to 100.975% at May 2012, and 100% thereafter, plus accrued and unpaid interest in all cases.

(2)

Redeemable at a call price (expressed as a percentage of principal) of 104.180% at February 2007 declining annually to 100.418% at February 2016, and 100% thereafter, plus accrued and unpaid interest in all cases.

8.	Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of Argo International. These notes are unsecured, and each has an option to repay in full on any interest payment date following the fifth anniversary of issue. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2010 is presented below:

(in millions)
Start Year	Maturity	Currency	Rate Structure	Interest Rate at December 31, 2010	Amount

2004	2034	U.S. Dollar	6 month LIBOR + 4.2%	4.93%	$6.5
2005	2035	Euro	3 month LIBOR + 4.0%	5.04%	15.9
2006	2036	U.S. Dollar	6 month LIBOR + 4.0%	4.73%	10.0
2006	2036	Euro	3 month LIBOR + 4.0%	5.04%	13.9
2007	2037	Euro	3 month LIBOR + 3.9%	4.93%	17.9

					$64.2

At December 31, 2009, the floating rate loan stock was $69.2 million. No principal payments have been made since the acquisition of Argo International. The $47.7 million floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The foreign currency translation adjustment is recorded in the Consolidated Statements of Income.

Borrowing Under Revolving Credit Facility

On April 30, 2010, Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (“the Borrowers”) entered into a $150,000,000 credit agreement with a syndicate of commercial banks. This credit agreement replaced the $100,000,000 credit agreement, which terminated in connection with the execution of this agreement. The agreement and the commitments expire on April 30, 2013. Advances under this agreement may be used for general corporate purposes, including working capital and permitted acquisitions and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers. At December 31, 2010, we had no borrowings outstanding under this agreement. At December 31, 2009, we had no borrowings outstanding under the prior credit agreement.

The credit agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the credit agreement. No defaults or events of defaults have occurred as of this filing.

Included in the credit agreement is a provision that allows up to $15.0 million of the revolver to be used for letters of credit (“LOC”), subject to availability under the line. At December 31, 2010, we had drawn $0.2 million in LOCs against the credit facility.

Other Debt

As part of the ARIS acquisition, we have a note payable for $0.8 million, of which $0.2 million is on a recourse basis. The note has a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. The interest rate at December 31, 2010 was 2.29%. Interest payments are payable quarterly. The note payable matures on December 16, 2013. The note contains customary events of default. No defaults or events of defaults have occurred as of this filing.

9.	Shareholders’ Equity

On February 19, 2010, May 5, 2010, August 10, 2010 and November 3, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010, we paid $3.7 million, $3.6 million, $3.5 million and $3.4 million to our shareholders of record on March 1, 2010, June 1, 2010, September 1, 2010 and December 1, 2010, respectively.

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2010, no preferred shares were issued and outstanding.

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. From January 1, 2010 through February 22, 2011, we have repurchased 3,623,851 shares of our common stock for a total cost of $121.3 million. Since the inception of the buy-back program in 2007, we have repurchased 3,769,850 shares at an average price of $33.54 for a total cost of $126.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. A summary of activity from January 1, 2010 through February 22, 2011 follows.

On March 4, 2010, we repurchased 430,119 common shares from two shareholders for a total cost of $12.5 million.

On March 11, 2010, we repurchased 1.7 percent of our then outstanding common shares or 541,075 common shares, including 16,948 common shares at the end of the program, through an Accelerated Shares Repurchase program. The shares were purchased from a dealer for $17.5 million. Through the repurchase program, we immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and then repurchased shares in the market over time to repay the borrowed shares. The program ended in May 2010.

On September 14, 2010, we initiated a Rule 10b5-1 trading plan, which allowed us to repurchase our shares during periods when we would normally not be active in the market because of internally established trading windows. Under the Rule 10b5-1 plan, we authorized the repurchase of up to $25.0 million of our common shares outstanding. We completed this trading plan on October 18, 2010, repurchasing a total of 729,594 shares under this trading plan at an average price of $34.27.

For the three months ended December 31, 2010, we repurchased 548,665 common shares on the open market for $20.8 million. For the twelve months ended December 31, 2010, we have repurchased 1,406,473 common shares for $47.2 million on the open market.

On December 15, 2010, we initiated a second Rule 10b5-1 trading plan, which authorized the repurchase of up to $20.0 million of our common shares outstanding. As of December 31, 2010, we repurchased 110,300 shares under this plan at an average price of $38.23 for a total cost of $4.2 million. Since January 1, 2011 through February 22, 2011, we have repurchased an additional 406,290 shares at an average price of $36.59 for a total cost of $14.9 million.

At December 31, 2010, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved

2007 Long-Term Incentive Plan	4,168,620
2007 Employee Share Purchase Plan	594,063
Argonaut Group historical stock compensation plans	475,644
PXRE historical stock compensation plans	15,123

Total	5,253,450

Shares reserved under the Argonaut Group and PXRE historical plans represent all grants issued and outstanding as of December 31, 2010. (See Note 13, “Share-Based Payments” for further discussion.)

10.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the years ended December 31, 2010, 2009 and 2008:

(in millions, except number of shares and per share amounts)	2010	2009	2008
Net income	$82.6	$117.5	$62.9
Weighted average common shares outstanding - basic	29,566,004	30,731,226	30,622,025
Effect of dilutive securities Equity compensation awards	369,968	111,668	143,395

Weighted average common shares outstanding - diluted	29,935,972	30,842,894	30,765,420

Net income per common share - basic	$2.80	$3.82	$2.05

Net income per common share - diluted	$2.76	$3.81	$2.05

Excluded from the weighted average common shares outstanding calculation at December 31, 2010, 2009 and 2008 are 3,363,560 shares, 145,999 shares and 145,999 shares, respectively, which are currently held as treasury shares. The shares are excluded as of their repurchase date. In 2010, options to purchase 386,297 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2016. In 2009, options to purchase 1,006,257 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2010 through 2016. In 2008, options to purchase 1,264,496 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2016.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the years ended December 31, 2010, 2009 and 2008 were as follows:

(in millions)	2010	2009	2008

Commissions	$198.3	$288.1	$216.6
General expenses	213.6	209.9	183.1
Premium taxes, boards and bureaus	23.6	29.6	25.8

	435.5	527.6	425.5
Net amortization (deferral) of policy acquisition costs	37.1	(9.7)	(18.4)

Total underwriting, acquisition and insurance expenses	$472.6	$517.9	$407.1

The 2010 general expenses include $6.0 million in bad debt expense primarily due to management establishing an allowance for reinsurance recoverable balances.

Reinsurance recoverable balances of $4.8 million in 2009 and $5.8 million in 2008 were written off as a result of lost arbitration. These amounts are included in general expenses.

The 2008 underwriting, acquisition and insurance expenses include $62.9 million from seven months (commencing June 1, 2008), of activity from Argo International.

The 2010, 2009 and 2008 net amortization (deferral) of policy acquisition costs will not equal the change in the Consolidated Balance Sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.

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

(in millions)	2010	2009

Change in plan assets
Fair value of plan assets at beginning of year	$21.7	$20.5
Actual return on plan assets	2.1	3.1
Employer contributions	0.2	0.2
Benefits paid	(2.5)	(2.1)

Fair value of plan assets at end of year	$21.5	$21.7

(in millions)	2010	2009

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$23.4	$22.4
Interest cost	1.2	1.3
Actuarial loss	0.2	1.8
Settlements	(1.3)	0
Benefits paid	(1.2)	(2.1)

Projected benefit obligation at end of year	$22.3	$23.4

As of December 31, 2010 and 2009, the amount of pension assets related to the qualified overfunded plan that exceeded the liability was $1.3 million and $0.4 million, respectively, and other postretirement liabilities related to the non-qualified underfunded plans were $2.1 million and $2.1 million, respectively. These amounts were included in “Other assets” and “Other liabilities,” respectively, in the Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2010	2009
Weighted average discount rate	5.00%	5.25%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2010	2009	2008
Weighted average discount rate	5.11%	6.00%	5.75%
Expected return on plan assets	5.44%	6.00%	5.75%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2010, the expected return on plan assets has been ascertained using multiple factors which include market conditions, the duration of the fixed income portion of the portfolio and the long-term return forecasts provided by two asset management companies based on the expected long term portfolio structure. In 2009 and 2008, the expected return on plan assets was ascertained using the Aa corporate bond rate, rounded to the nearest 25 basis points, which management believed conservatively approximated future earnings on current and expected investments.

Components of net periodic benefit cost for the years ended December 31 were as follows:

(in millions)	2010	2009	2008
Interest cost	$1.2	$1.3	$1.3
Expected return on plan assets	(1.1)	(1.2)	(1.4)
Settlement charge	0.4	0	0
Amortization of actuarial loss	0.2	0.2	0.1

Net periodic benefit cost	$0.7	$0.3	$0

We estimate that $0.2 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.1 million and $2.1 million as of December 31, 2010 and 2009, respectively. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

Our investment policy for the qualified plan requires the investments be prudently selected and properly diversified so as to minimize the risk of large losses in accordance with applicable laws including the Employee Retirement Income Security Act of 1974. The overall investment strategy is to achieve a balance of long-term growth of capital and current income, taking into account the need for liquidity to pay benefits as they come due. Periodic shifts in the asset allocation may be made based on the assessment of current and prospective market conditions. These tactical shifts are to remain consistent with established maximum and minimum ranges established in the investment guidelines.

The investment policy for the qualified plan contains asset allocation guidelines with minimum, maximum and target thresholds which remain effective until such time as the investment policy is revised. At December 31, 2010, the target thresholds were 70% fixed income investments, highly liquid fixed income investments, and cash and 30% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns, asset manager recommendations, and benefits committee approval. The actual asset allocation as of December 31, 2010 was 63% fixed income investments, highly liquid fixed income investments and cash and 36% equity investments, of which 31% and 6% were allocated between U.S. and foreign equities, respectively. These allocations were in compliance with the investment policy.

Following is a description of the valuation techniques used to measure the plan’s assets at fair value.

Mutual funds: Fair value is determined using observable, market-based inputs.

Fixed income: Fair value is determined based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We determine fair value based on the asset values provided by the plan trustee.

Common collective trusts: We determine fair value based on the asset values provided by the plan trustee which are determined at the net asset value recalculated daily.

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

The fair values of the plan assets at December 31, 2010 and 2009 by asset category are as follows:

Fair Value Measurements at December 31, 2010

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities

Mutual Funds

Large cap U.S. equity	$3.5	$3.5	$0	$0

Small-mid cap U.S. equity	1.4	1.4	0	0

International equity	1.3	1.3	0	0

Real estate	0.4	0.4	0	0

Convertible bond	1.2	1.2	0	0

U.S. bonds	9.7	9.7	0	0

Global bonds	1.8	1.8	0	0

Fixed Income

Municipal bonds (1)	0.5	0	0.5	0

Corporate bonds (2)	0.9	0	0.9	0

Asset Backed Securities (3)	0.5	0	0.5	0

Cash & short-term investments
Common Collective Trust
Short-term investment fund (4)	0.3	0	0.3	0

Total	$21.5	$19.3	$2.2	$0

(1)	Assets invested in two municipal bonds. Both bonds will mature in 2013.
(2)	Assets invested in four Corporate bonds that mature in 2011, 2015, 2018 and 2020.
(3)	Assets invested in three asset backed securities. Two will mature in 2013 and the other will mature in 2016.
(4)	Assets invested in one collective trust composed of high-grade money market money instruments with short maturities.

Fair Value Measurements at December 31, 2009

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities

Mutual Funds

Large cap U.S. equity	$3.8	$3.8	$0	$0

Small-mid cap U.S. equity	0.7	0.7	0	0

International equity	1.1	1.1	0	0

Real estate	0.4	0.4	0	0

Convertible bond	0.7	0.7	0	0

U.S. bonds	11.5	11.5	0	0

Cash & short-term investments
Common Collective Trusts
Short-term investment fund (1)	3.4	0	3.4	0
Northern Trust Collective Trust - STEP (2)	0.1	0	0.1	0

Total	$21.7	$18.2	$3.5	$0

(1)	Assets invested in one collective trust composed of high-grade money market money instruments with short maturities.
(2)	Assets invested in one private placement security issued by Northern Trust Investments, N.A. The fund name is the Short-Term Extendable Portfolio (“STEP”), and was added upon liquidation of the NTGI-QM Collective Daily S&P 500 Equity Index Fund – Lending, which participated in securities lending and invested the lending collateral received in the STEP, an affiliated fund. The STEP is an ultra short duration total return fund that attempts to outperform high-grade, short-term money market instruments. The STEP does not trade in the open market. Northern Trust Investments, N.A. is solely the market maker and valuation source for the security. Based on market conditions at December 31, 2009, the security was illiquid; however, the asset was fully liquidated by October 2010.

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2011.

We expect to make the following benefit payments:

(in millions)	Pension Benefits
2011	$2.0
2012	1.6
2013	1.8
2014	1.6
2015	1.7
Years 2016 to 2020	7.9

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans a percentage of the employee’s pay may be or is mandated, based on applicable laws, to be contributed to various savings alternatives. The plans also call for Company contributions under several formulae. Charges to income related to our contributions were $5.7 million in 2010, $6.7 million in 2009 and $5.8 million in 2008.

13. Share-Based Payments

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock which may be issued to executives, non-employee directors and other key employees. The share awards may be in the form of share options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and SARs. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in our stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected option life is based upon the average holding period over the history of the incentive plan. The expected dividend yield is based on our history and expected dividend payouts. The following table summarizes the assumptions we used for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free rate of return	1.34% to 2.65%	0.40% to 2.82%	2.45% to 3.67%
Expected dividend yields	1.48% to 1.65%	0.00%	0.00%
Expected award life (years)	1.00 to 5.08	1.00 to 4.81	4.81 to 7.00
Expected volatility	31.3% to 31.8%	29.9% to 50.78%	24.9% to 35.0%

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under the share-based payment plans were $10.2 million ($8.6 million net of tax), $7.3 million ($5.8 million, net of tax) and $7.2 million ($5.3 million, net of tax) for the years ended December 31, 2010, 2009 and 2008, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income.

We present all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. For the years ended December 31, 2010, 2009 and 2008 we recorded $0.3 million, $0.3 million and $0.2 million, respectively, of financing cash outflow and, conversely, $0.3 million, $0.3 million and $0.2 million of operating cash inflow in the Consolidated Statement of Cash Flows. The income tax benefit resulting from stock options exercises totaled $0.4 million for each of the years ended December 31, 2010 and 2009 compared to an income tax provision of $0.2 million for the year ended December 31, 2008.

Argo Group’s 2007 Long-Term Incentive Plan

A summary of option activity under the 2007 Plan as of December 31, 2010, and changes during the year is as follows:

	2010
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	493,035	$36.05
Granted	75	$28.49
Exercised	(13,331)	$28.59
Expired or forfeited	(32,082)	$35.99

Outstanding at end of the year	447,697	$36.70	4.3	$646,560

Options vested or expected to vest as of year end	415,100	$36.33	4.3	$591,299

Exercisable at end of year	252,211	$36.95	4.3	$315,347

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Cash received for the exercise of options under this plan was $0.4 million for the year ended December 31, 2010. Unamortized expense for these options was $1.7 million as of December 31, 2010. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.3 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2010.

The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $7.49, $5.35 and $11.87, respectively.

A summary of restricted shares’ activity under the 2007 Plan as of December 31, 2010, and changes during the year is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of the year	94,455	$36.54
Granted	63,130	$24.53
Vested and issued	(34,793)	$33.74
Expired or forfeited	(20,549)	$37.94

Outstanding at end of the year	102,243	$30.11

As of December 31, 2010, there was $2.4 million of total unrecognized compensation cost related to restricted shares compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.1 years. The total fair value of shares vested during the year ended December 31, 2010 was $0.8 million.

A summary of stock-settled SARs activity under the 2007 Plan as of December 31, 2010, and changes during the year is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	249,552	$28.03
Granted	407,900	$28.38
Exercised	(5,539)	$31.44
Expired or forfeited	(20,966)	$28.14

Outstanding at end of the year	630,947	$28.22

Vested or expected to vest as of year end	544,533	$32.18

Exercisable at end of year	76,631	$27.25

The stock-settled SARs vest over a one to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2010, 5,539 stock-settled SARs were exercised, resulting in 537 shares being issued. Expense of $1.5 million was recognized for the stock-settled SARs for the year ended December 31, 2010. As of December 31, 2010, there was $3.4 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.6 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2010 was $5.7 million.

A summary of cash-settled SARs activity under the 2007 Plan as of December 31, 2010, and changes during the year is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	300,203	$28.07
Granted	461,246	$28.33
Exercised	(17,587)	$28.14
Expired or forfeited	(84,638)	$28.04

Outstanding at end of the year	659,224	$28.25

Vested or expected to vest as of year end	562,501	$28.25

Exercisable at end of year	77,958	$27.91

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards. Expense recognized for the cash-settled SARs totaled $3.8 million for the year ended December 31, 2010. For the year ended December 31, 2010, 17,587 cash-settled SARs were exercised, resulting in $0.1 million in cash payments. As of December 31, 2010, there was $4.0 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2010 was $6.1 million.

Included in the total shares outstanding at December 31, 2010 are 381,994 cash-settled SARs and 367,900 stock-settled SARs whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 36 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $1.1 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. Cash payments paid for vested awards under this plan totaled $0.3 million for the year ended December 31, 2010.

Argo Group’s 2007 Employee Share Purchase Plan

Argo Group has established an employee stock purchase plan for eligible employees. Under this plan, shares of Argo Group common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Expense of $0.3 million was recognized under this plan for the year ended December 31, 2010, compared to $0.2 million for each of the same period ended in 2009 and 2008.

Argo Group’s Save As You Earn Plan

Argo Group has established a Save As You Earn Plan for its United Kingdom employees. Under this plan, shares of Argo Group common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense of $0.1 million was recognized under this plan for the year ended December 31, 2010. Expense recognized under this plan was nil for the year ended December 31, 2009.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Directors Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. The Directors Plan was modified in November 2009, and cash compensation of $1.0 million was paid out for service rendered for the year ended December 31, 2009. Under the Directors Plan, we recorded compensation expense of $0.8 million, $1.0 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Argonaut Group’s Amended and Restated Stock Incentive Plan

The historical Argonaut Group’s Amended and Restated Stock Incentive Plan, which was frozen in August 2007 (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. The stock awards issued under the Amended Plan vested over a two-to-five year period. Grants under the Amended Plan have a legal life of seven to eleven years.

A summary of option activity under the Amended Plan as of December 31, 2010, and changes during the year is as follows:

	2010
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	666,709	$34.92
Granted	0	$0.00
Exercised	(138,377)	$26.34
Expired or forfeited	(68,898)	$39.60

Outstanding at end of the year	459,434	$36.80	2.2	$1,740,888

Options vested or expected to vest as of year end	456,597	$36.77	2.2	$1,740,888

Exercisable at end of year	442,384	$36.59	2.2	$1,740,888

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2010. Total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 were $1.1 million, $0.9 million and $0.4 million, respectively.

For the year ended December 31, 2010, we received cash payments of $3.3 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. As of December 31, 2010, 5,962 shares were granted and outstanding.

14. Segment Information

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, Reinsurance and International Specialty. Additionally, we have a Run-off Lines segment for certain products that we no longer write.

We consider many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment and other gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.

Revenue and income (loss) before income taxes for each segment for the years ended December 31 were as follows:

(in millions)	2010	2009	2008
Revenue:
Earned premiums
Excess and Surplus Lines	$489.7	$537.0	$531.9
Commercial Specialty	332.8	364.0	357.6
Reinsurance	100.3	87.7	69.9
International Specialty	290.1	424.1	183.4
Run-off Lines	(1.3)	2.1	(15.7)

Total earned premiums	1,211.6	1,414.9	1,127.1
Net investment income
Excess and Surplus Lines	58.6	62.8	62.4
Commercial Specialty	29.8	29.3	29.7
Reinsurance	8.4	8.5	8.2
International Specialty	14.2	11.5	10.6
Run-off Lines	17.2	22.6	32.4
Corporate and Other	5.4	10.8	6.9

Total net investment income	133.6	145.5	150.2
Fee income, net	2.5	1.1	7.2
Realized investment and other gains (losses), net	36.8	(16.7)	(35.1)

Total revenue	$1,384.5	$1,544.8	$1,249.4

(in millions)	2010	2009	2008
Income (loss) before income taxes
Excess and Surplus Lines	$62.7	$64.7	$98.3
Commercial Specialty	29.0	45.8	43.0
Reinsurance	32.0	50.3	23.6
International Specialty	(31.2)	24.1	(5.2)
Run-off Lines	4.4	6.4	9.0

Total segment income before taxes	96.9	191.3	168.7
Corporate and Other	(18.4)	(32.2)	(47.2)
Realized investment and other gains (losses), net	36.8	(16.7)	(35.1)

Total income before income taxes	$115.3	$142.4	$86.4

In 2010, management reevaluated the metrics used to evaluate the business, including the results of operations of the segments. Beginning in 2010, management includes an allocation of interest expense to the segments to more accurately reflect the cost of capital allocated to each segment. The income (loss) before income taxes in the above table includes the effect of interest expense for the year ended December 31, 2010. As interest expense was not used by management to evaluate the segments during 2009 and 2008, the income (loss) before income taxes for the segments were not re-stated in those respective years to include an interest expense component. Interest expense totaled $25.7 million and $29.9 million for the years ended December 31, 2009, and 2008, respectively.

The following table represents identifiable assets as of December 31, 2010 and 2009:

	December 31,
(in millions)	2010	2009
Excess and Surplus Lines	$2,226.7	$2,334.8
Commercial Specialty	1,240.4	1,265.4
Reinsurance	481.2	481.1
International Specialty	1,570.6	1,858.2
Run-off Lines	608.0	726.2
Corporate and Other	355.0	231.1

Total	$6,481.9	$6,896.8

At December 31, 2010, as we are in a net deferred tax liability position, excluded from identifiable assets are deferred tax asset (liability) balances of $0.3 million from Excess and Surplus Lines, $4.3 million from Commercial Specialty, ($4.4) million from International Specialty, $43.9 million from Run-off Lines and ($54.6) million from Corporate and Other. At December 31 2009, we were in a net deferred tax asset position.

Included in the International Specialty segment at December 31, 2010 and 2009 are $651.8 million and $881.5 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31, 2010 and 2009:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2010	2009	2010	2009
Excess and Surplus Lines	$76.4	$76.4	$5.2	$6.0
Commercial Specialty	48.7	47.1	7.9	6.9
International Specialty	28.7	28.7	82.2	83.6

Total	$153.8	$152.2	$95.3	$96.5

15. Run-off Lines

We have discontinued active underwriting of certain lines of business, including those lines that were previously recorded in Argonaut Group’s Risk Management segment and business previously written and classified by PXRE as property catastrophe and Lloyd’s. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities, written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. We utilize a specialized staff dedicated to administer and settle these claims.

The following table presents our gross reserves for Run-off Lines as of December 31:

(in millions)	2010	2009
Asbestos and Environmental:
Reinsurance assumed	$76.1	$83.1
Other	14.1	39.6

Total Asbestos and Environmental	90.2	122.7
Risk management	328.0	367.3
PXRE run-off lines	31.1	50.0
Other run-off lines	7.7	12.6

Total Run-off Lines	$457.0	$552.6

We have received asbestos and environmental liability claims arising from other liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Asbestos and environmental claims originate from policies directly written by us and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for our asbestos exposure as of December 31:

(in millions)	2010	2009	2008
Direct written
Case reserves	$3.2	$23.5	$9.6
ULAE	2.5	2.9	3.2
IBNR	5.7	9.6	16.7

Total direct written reserves	11.4	36.0	29.5
Assumed domestic
Case reserves	24.5	28.4	35.7
ULAE	3.8	4.3	4.5
IBNR	25.8	22.1	34.3

Total assumed domestic reserves	54.1	54.8	74.5
Assumed London
Case reserves	7.9	9.8	10.4
ULAE	0.9	1.2	1.4
IBNR	5.0	6.7	8.9

Total assumed London reserves	13.8	17.7	20.7

Total asbestos reserves	$79.3	$108.5	$124.7

The following table presents our net underwriting results for Run-off Lines for the three years ended December 31:

(in millions)	2010	2009	2008
Asbestos and Environmental:
Reinsurance assumed	$(9.5)	$(0.4)	$(6.8)
Other	0	(6.1)	1.8

Total Asbestos and Environmental	(9.5)	(6.5)	(5.0)

Risk management	(1.8)	(15.6)	(12.2)
PXRE run-off lines	0.7	6.0	(5.6)

Total Run-off Lines	$(10.6)	$(16.1)	$(22.8)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations, and the judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. We use a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined primarily based on the report year method with some weight applied to other methods. The report year method relies most heavily on our historical claims and severity information. Other methods rely more heavily on industry information. Although management has recorded its best estimate of loss reserves, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

During 2010, the Run-off Lines segment recognized net favorable loss reserve development on prior accident years of $1.9 million, which was driven by $9.0 million favorable development related to risk management run-off reserves, $2.6 million favorable development on legacy PXRE claims primarily related to non-catastrophe property lines and $0.8 million of favorable development related to unallocated loss adjustment reserves. Partially offsetting the favorable development was $9.5 million in unfavorable loss reserve development related to asbestos and environmental liability reserves and $1.0 million due to the unwinding of the workers compensation reserve discount.

During 2009, the Run-off Lines segment recognized net favorable loss reserve development on prior accident years of $1.6 million, which was primarily driven by $7.6 million favorable development on legacy PXRE claims primarily related to non-catastrophe property lines and $3.2 million of favorable development related to PXRE’s 2005 hurricane losses. Partially offsetting the favorable development was $6.5 million unfavorable loss reserve development related to asbestos and environmental liability reserves and $3.0 million due to the unwinding of the workers compensation reserve discount.

During 2008, the Run-off Lines segment recognized net favorable loss reserve development on prior accident years of $14.2 million which included a $5.0 million net unfavorable loss reserve development on prior years related to asbestos and environmental liability reserves. In addition, the segment recognized $1.7 million of favorable loss reserve development in risk management lines, $12.5 million favorable loss reserve development for PXRE non-catastrophe property lines and $5.0 million favorable loss development related to PXRE’s 2005 hurricane losses.

16. Commitments and Contingencies

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010 the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010 the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. We do not believe that the Third Amended Complaint is sufficient to comply with the relevant legal standard, and on May 14, 2010 we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint, which is set for oral argument on March 16, 2011.

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the Private Placement lawsuit or any other future proceedings regarding the alleged facts and circumstances described above, nor can we currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, we are unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. Argo Group has insurance protection that may cover a portion of any potential loss or legal costs, but a settlement above the coverage limits could impact our financial position.

Based on all information available to Argo Group at this time, management believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements. However, if unfavorable outcomes in the Private Placement lawsuit were to occur and result in the payment of substantial damages or fines or criminal penalties, these outcomes could have a material adverse effect on our business, cash flows, results of operations, financial position and prospects.

Argo Group’s subsidiaries are parties to other legal actions incidental to their business. Based on the advice of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

17. Leases

We entered into a fifteen-year capital lease agreement for the home office of one of our U.S. subsidiaries. Under the terms of this lease, we have the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If we fail to exercise such option, the lessor may require us to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease asset has been recorded in other assets, net of depreciation and in other liabilities at its present value using a discount rate of 8.5%. At December 31, 2010, the future minimum rental payments required under this lease are as follows:

(in millions)	Amount Due
2011	$0.7
2012	2.5

Total	$3.2

We lease additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2010, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2011	$11.1
2012	7.8
2013	6.2
2014	4.2
2015	4.2
Thereafter	12.1

Total	$45.6

18. Statutory Accounting Principles

As an insurance and reinsurance holding company, Argo Group is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to pay cash dividends to its shareholders, for debt service and for its operating expenses. The ability of Argo Group’s insurance and reinsurance subsidiaries to pay dividends to Argo Group is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

Our insurance and reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax assets is recorded, bonds are generally carried at amortized cost, certain assets are non- admitted and charged directly to surplus, a collectibility allowance related to reinsurance recoverables are charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance.

The payment of dividends by Argo Re is limited under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (collectively, the “Insurance Act”). Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. As of December 31, 2010, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2010, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,251.0 million and the amount required to be maintained was estimated to be $268.7 million. The unaudited statutory net income was estimated to be $38.1 million. As of December 31, 2010, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $761.6 million.

In March 2010, Argo Re paid a cash dividend of $17.5 million to Argo Group. Argo Re did not pay dividends to Argo Group in 2009 and 2008.

As an intermediate insurance holding company, Argo Group US is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, to fund operating expenses and to pay dividends to Argo Financial Holding (Ireland) Limited. The statutory policyholders’ surplus and net income for the years ended December 31, 2010, 2009 and 2008 of Argo Group US’s principal insurance subsidiaries, Argonaut Insurance Company, Colony Insurance Company and Rockwood Casualty Insurance Company included in those companies’ respective filings with regulatory authorities are as follows:

(in millions)	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Net income	$110.9	$123.9	$56.8
Surplus	$841.5	$705.2	$761.7

Various state insurance laws restrict the amount that may be transferred to Argo Group US from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.

In September 2010, Argo Group US received cash dividends of $25.0 million and $30.0 million from Argonaut Insurance Company and Rockwood Casualty Insurance Company, respectively. The Rockwood Casualty dividend was an extraordinary dividend. In October 2010, Argo Group US received a dividend of $50.0 million, in the form of $25.2 million in cash and $24.8 million in securities, from Colony Insurance Company.

In June 2009, Colony Insurance Company and Rockwood Casualty Insurance Company each paid its sole shareholder Argo Group US, an extraordinary dividend of $90.0 million and $15.0 million respectively.

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

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2011, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to $13.0 million without approval from the Illinois Division of Insurance. Colony Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony Insurance Company may be permitted to pay dividends of up to $53.5 million in cash without approval from the Virginia Department of Insurance. Rockwood Casualty Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood Casualty Insurance Company may be permitted to pay dividends of up to $13.7 million in cash without approval from the Pennsylvania Department of Insurance. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. Dividend payments will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International.

19. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 2, “Investments” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2010 and 2009, the carrying values of premiums receivable over 90 days were $18.9 million and $20.5 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at December 31, 2010 and 2009, are amounts that are due from third party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At December 31, 2010 and 2009, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at December 31, 2010 and 2009, the carrying values over 90 days were $28.7 million and $23.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At December 31, 2010 and 2009, the allowance for doubtful accounts for premiums receivable was $4.6 million and $4.9 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $11.1 million and $5.8 million, respectively. As of December 31, 2010 and 2009, premiums receivable over 90 days were secured by collateral in the amount of $0.4 million and $0 million, respectively, and reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.4 million and $0.8 million, respectively. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Long-term debt. At December 31, 2010 and 2009, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. Other indebtedness includes Argo International’s floating rate loan stock and a note payable related to the acquisition of ARIS (see Note 8 “Other Indebtedness” for further discussion regarding these debt instruments). At December 31, 2010 and 2009, the carrying value of Argo International’s floating rate loan stock was $64.2 million and $69.2 million, respectively. At December 31, 2010 the carrying value of the note payable was $0.8 million. The fair values were estimated using quoted prices from external sources based on current market conditions at December 31, 2010 and 2009.

A summary of our financial instruments whose carrying value did not equal fair value at December 31, 2010 and 2009 is shown below:

	December 31, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$197.5	$311.4	$190.9
Other indebtedness	65.0	32.4	69.2	32.8

	$376.5	$229.9	$380.6	$223.7

20.	Insurance Assessments

We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $14.3 million and $11.2 million at December 31, 2010 and 2009, respectively.

21.	Quarterly Financial Data — Unaudited

The following tables represent unaudited quarterly financial data for the years ended December 31, 2010 and 2009. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income before income taxes and net income include realized gains or losses on the sale of investments. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2010
Total revenue	$372.3	$362.4	$333.3	$316.5
Net income before income taxes	33.5	32.1	31.4	18.3
Net income	20.7	26.1	23.0	12.8
Net income per common share
Basic*	$0.68	$0.87	$0.78	$0.45
Diluted*	$0.67	$0.86	$0.77	$0.44
Comprehensive income (loss)	$26.6	$26.4	$82.9	$(13.1)

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2009
Total revenue	$369.5	$403.8	$380.5	$391.0
Net income before income taxes	31.4	22.5	37.4	51.1
Net income	27.0	21.9	27.6	41.0
Net income per common share
Basic*	$0.88	$0.71	$0.89	$1.33
Diluted*	$0.88	$0.71	$0.89	$1.33
Comprehensive income	$29.0	$73.0	$111.4	$40.2

* Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

“Total revenue” for March 31, June 30 and September 30 presented in the 2009 table will not agree to “Total revenue” in our quarterly reports on Form 10-Q filed in 2009. At December 31, 2009, we elected to present fee income net of the related expenses. The expenses related to the generation of fee income were previously included in the “Interest expense and other” line item in the Consolidated Statements of Income.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS		December 31,
		2010	2009
Assets

Short-term investments		$0.2	$2.0
Investment in subsidiaries		1,756.9	1,706.7
Other assets		5.9	4.8

Total assets		$1,763.0	$1,713.5

Liabilities and Shareholders’ Equity
Junior subordinated debentures		$64.4	$64.4
Intercompany note payable (1)		58.9	0
Due to subsidiaries		3.0	27.8
Accrued underwriting expense		10.1	6.0
Other liabilities		0.5	0.4

Total liabilities		136.9	98.6
Shareholders’ equity		1,626.1	1,614.9

Total liabilities and shareholders’ equity		$1,763.0	$1,713.5

STATEMENTS OF INCOME	For the Years Ended December 31,
	2010	2009	2008
Net investment income (loss) (2)	$17.7	$(1.7)	$(0.9)

Expenses:
Interest expense	4.8	3.9	5.2
Other expenses	27.4	15.2	19.9

Total operating expenses	32.2	19.1	25.1

Net loss before equity in earnings of subsidiaries (3)	(14.5)	(20.8)	(26.0)
Equity in undistributed earnings of subsidiaries	97.1	138.3	88.9

Net income	$82.6	$117.5	$62.9

(1)

In December 2010, select intercompany transactions with one subsidiary were converted to a note payable agreement which began accruing interest retroactively to March 1, 2010. Some of these transactions had been reflected in “Due to subsidiaries” at December 31, 2009.

(2)	For the year ended December 31, 2010, net investment income includes an intercompany dividend of $17.5 million.
(3)	Argo Group International Holdings, Ltd. is not subject to U.S. taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$82.6	$117.5	$62.9
Adjustments to reconcile net income to net cash used by operating activities:
Amortization and depreciation	0.5	0.5	0.4
Share-based payments expense	4.1	3.0	1.3
Undistributed earnings in subsidiaries	(97.1)	(138.3)	(88.9)
Change in:
Prepaid assets	(0.5)	(0.2)	0.4
Accrued underwriting expense	1.8	0	0.8
Due to subsidiaries	(3.0)	14.9	(1.5)
Interest on intercompany note payable	1.2	0	0
Other assets and liabilities, net	(0.8)	0.1	(0.3)

Cash used by operating activities	(11.2)	(2.5)	(24.9)

Cash flows from investing activities:
Change in short-term investments	1.8	(0.2)	23.4
Purchases of fixed assets	(0.1)	(0.8)	(0.1)

Cash provided (used) by investing activities	1.7	(1.0)	23.3

Cash flows from financing activities:
Borrowings under intercompany note payable, net	36.8	0	0
Activity under stock incentive plans	4.4	3.1	1.8
Repurchase of Company’s common shares	(17.5)	0	0
Payment of cash dividend to common shareholders	(14.2)	0	0

Cash provided by financing activities	9.5	3.1	1.8

Change in cash	0	(0.4)	0.2
Cash, beginning of period	0	0.4	0.2

Cash, end of period	$0	$0	$0.4

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

For the Years Ended December 31, 2010, 2009 and 2008

(in millions)

Segment	DAC (a)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (l)	Loss & LAE (f)	Amortization (Deferral) DAC (g) (2)	Other Insur. Exp (h) (3)	Premiums Written (i)

Year Ended December 31, 2010

Excess and Surplus Lines	$53.6	$1,338.0	$229.6	$489.7	$58.6	$311.1	$12.1	$156.0	$436.6

Commercial Specialty	27.0	610.5	173.3	332.8	29.8	221.8	6.5	101.4	314.1

Reinsurance	1.1	123.0	67.3	100.3	8.4	43.3	1.1	28.7	106.4

International Specialty	58.0	623.7	183.7	290.1	14.2	203.2	17.4	114.1	240.9

Run-off Lines	0	457.0	0.2	(1.3)	17.2	(1.9)	0	11.1	(2.3)

Corporate and Other	0	0	0	0	5.4	0	0	24.2	0

	$139.7	$3,152.2	$654.1	$1,211.6	$133.6	$777.5	$37.1	$435.5	$1,095.7

Year Ended December 31, 2009

Excess and Surplus Lines	$65.7	$1,359.6	$293.1	$537.0	$62.8	$355.0	$(1.2)	$181.3	$529.8

Commercial Specialty	33.5	605.4	191.9	364.0	29.3	239.9	0.3	107.7	358.8

Reinsurance	2.1	76.0	54.7	87.7	8.5	15.4	1.0	29.5	98.9

International Specialty	84.4	609.6	263.0	424.1	11.5	244.4	(9.8)	171.7	432.0

Run-off Lines	0	552.6	0.9	2.1	22.6	(1.6)	0	19.9	1.9

Corporate and Other	0	0	0	0	10.8	0	0	17.5	0

	$185.7	$3,203.2	$803.6	$1,414.9	$145.5	$853.1	$(9.7)	$527.6	$1,421.4

Year Ended December 31, 2008

Excess and Surplus Lines	$64.5	$1,257.7	$304.0	$531.9	$62.4	$320.2	$(3.4)	$179.2	$550.3

Commercial Specialty	33.8	574.8	196.6	357.6	29.7	243.1	(4.1)	105.9	379.8

Reinsurance	3.1	59.8	32.8	69.9	8.2	33.0	(1.9)	23.4	82.6

International Specialty	76.8	449.7	270.0	183.4	10.6	142.8	(9.0)	72.0	155.2

Run-off Lines	0	654.6	4.2	(15.7)	32.4	(14.2)	0	21.3	(16.9)

Corporate and Other	0	0	0	0	6.9	0	0	23.7	0

	$178.2	$2,996.6	$807.6	$1,127.1	$150.2	$724.9	$(18.4)	$425.5	$1,151.0

(a)	Deferred Acquisition Costs
(b)	Future Policy Benefits, Claims and Claim Adjustment Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims and Claim Adjustment Expenses
(g)	Amortization (Deferral) of Deferred Acquisition Costs
(h)	Other Insurance Expenses
(i)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion regarding Argo International’s DAC balance.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2010
Deducted from assets:
Valuation allowance for deferred tax asset	$49.5	$(1.0)	$0	$0	$0.1	$0	$48.6

Year ended December 31, 2009
Deducted from assets:
Valuation allowance for deferred tax asset	$47.0	$(1.0)	$2.5	$1.0	$0	$0	$49.5

Year ended December 31, 2008
Deducted from assets:
Valuation allowance for deferred tax asset	$18.8	$0	$32.1	$0	$0	$3.9	$47.0

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2010	2009	2008

Deferred acquisition costs	$139.7	$185.7	$178.2

Reserves for losses and loss adjustment expenses	$3,152.2	$3,203.2	$2,996.6

Unamortized discount in reserves for losses	$22.9	$23.5	$25.3

Unearned premiums	$654.1	$803.6	$807.6

Premiums earned	$1,211.6	$1,414.9	$1,127.1

Net investment income	$133.6	$145.5	$150.2

Losses and loss adjustment expenses incurred:
Current year	$820.6	$859.4	$786.1
Prior years	$(43.1)	$(6.3)	$(61.2)

Amortization (deferral) of policy acquisition costs (1)	$37.1	$(9.7)	$(18.4)

Paid losses and loss adjustment expenses, net of reinsurance	$777.4	$785.7	$667.0

Gross premiums written	$1,527.1	$1,988.9	$1,601.5

(1)

The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet due to Argo International’s deferred acquisition costs (“DAC”). For further discussion regarding Argo International’s DAC balance, see Note 1, “Business and Significant Accounting Policies.”