Form 10-Q
period 2011-03-31
Argo Group International Holdings, Ltd.
filed 2011-05-10
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of April 28, 2011.

Title	Outstanding
Common Shares, par value $1.00 per share	31,245,223

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2011 - $3,185.2; 2010 - $3,250.4)	$3,292.0	$3,361.4
Equity securities, at fair value (cost: 2011 - $207.9; 2010 - $208.8)	336.5	324.5
Other investments (cost: 2011 - $163.6; 2010 - $153.5)	164.3	154.2
Short-term investments, at fair value (cost: 2011 - $391.4; 2010 - $375.2)	391.3	375.3

Total investments	4,184.1	4,215.4

Cash	105.4	83.5
Accrued investment income	31.5	33.5
Premiums receivable	291.8	301.8
Reinsurance recoverables	1,058.1	1,203.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	94.3	95.3
Current income taxes receivable, net	11.3	4.5
Deferred acquisition costs, net	133.2	139.7
Ceded unearned premiums	164.6	164.0
Other assets	107.5	93.1

Total assets	$6,335.6	$6,488.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,349.2	$3,152.2
Unearned premiums	637.7	654.1
Accrued underwriting expenses	67.6	84.3
Ceded reinsurance payable, net	316.1	524.3
Funds held	35.3	33.4
Other indebtedness	67.1	65.0
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	6.3	10.5
Other liabilities	24.4	27.1

Total liabilities	4,815.2	4,862.4

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized;
31,241,480 and 31,206,796 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	31.2	31.2
Additional paid-in capital	713.0	711.4
Treasury shares (3,843,350 and 3,363,560 shares at March 31, 2011 and December 31, 2010, respectively)	(128.9)	(111.6)
Retained earnings	749.6	847.5
Accumulated other comprehensive gain, net of taxes	155.5	147.6

Total shareholders’ equity	1,520.4	1,626.1

Total liabilities and shareholders’ equity	$6,335.6	$6,488.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Premiums and other revenue:
Earned premiums	$261.4	$323.5
Net investment income	33.4	33.8
Fee income, net	0.1	0.5
Realized investment gains, net	2.3	14.5

Total revenue	297.2	372.3

Expenses:
Losses and loss adjustment expenses	273.8	212.1
Underwriting, acquisition and insurance expenses	106.0	127.5
Interest expense	5.4	6.0
Foreign currency exchange loss (gain)	9.6	(6.8)

Total expenses	394.8	338.8

(Loss) income before income taxes	(97.6)	33.5
(Benefit) provision for income taxes	(3.1)	12.8

Net (loss) income	$(94.5)	$20.7

Net (loss) income per common share:
Basic	$(3.43)	$0.68

Diluted	$(3.43)	$0.67

Dividend declared per common share:	$0.12	$0.12

Weighted average common shares:
Basic	27,550,053	30,625,822

Diluted	27,550,053	30,858,657

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net (loss) income	$(94.5)	$20.7

Other comprehensive income:
Defined benefit pension plan:
Net gain arising during the period	0.8	0.0
Unrealized gains on securities:
Gains arising during the period	9.8	23.4
Reclassification adjustment for gains included in net (loss) income	(2.6)	(13.1)

Other comprehensive income before tax	8.0	10.3
Income tax provision related to other comprehensive income:
Defined benefit pension plan:
Net gain arising during the period	0.3	0.0
Unrealized gains on securities:
Gains arising during the period	0.6	8.8
Reclassification adjustment for gains included in net (loss) income	(0.8)	(4.4)

Income tax provision related to other comprehensive income	0.1	4.4
Other comprehensive income, net of tax	7.9	5.9

Comprehensive (loss) income	$(86.6)	$26.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(94.5)	$20.7
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Amortization and depreciation	6.3	7.8
Share-based payments expense	0.6	2.4
Deferred income tax (benefit) provision, net	(2.8)	0.9
Realized investment gains, net	(2.3)	(14.5)
Change in:
Accrued investment income	2.0	(0.8)
Receivables	155.8	213.8
Deferred acquisition costs	6.5	10.5
Ceded unearned premiums	(0.6)	4.7
Reserves for losses and loss adjustment expenses	197.0	28.6
Unearned premiums	(16.4)	(40.1)
Ceded reinsurance payable and funds held	(206.3)	(232.7)
Income taxes	(6.8)	8.8
Accrued underwriting expenses	(16.1)	4.2
Sale of trading investment	0.0	2.1
Other, net	(28.0)	(57.0)

Cash used by operating activities	(5.6)	(40.6)

Cash flows from investing activities:
Sales of fixed maturity investments	338.8	845.1
Maturities and mandatory calls of fixed maturity investments	121.2	118.9
Sales of equity securities	7.5	29.1
Sales of other investments	1.0	0.1
Purchases of fixed maturity investments	(381.8)	(1,028.7)
Purchases of equity securities	(6.9)	(13.5)
Purchases of other investments	(1.4)	(0.2)
Change in foreign regulatory deposits	(10.1)	(8.8)
Change in short-term investments	(16.3)	170.6
Purchases of fixed assets, net	(1.7)	(3.9)
Other, net	(1.7)	(13.4)

Cash provided by investing activities	48.6	95.3

Cash flows from financing activities:
Activity under stock incentive plans	0.5	0.4
Repurchase of Company's common shares	(18.2)	(30.0)
Payment of cash dividend to common shareholders	(3.4)	(3.7)

Cash used by financing activities	(21.1)	(33.3)

Change in cash	21.9	21.4
Cash, beginning of period	83.5	18.1

Cash, end of period	$105.4	$39.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, reinsurance premium receivable, the fair value of investments, the valuation of goodwill and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011.

The interim financial information as of, and for the three months ended, March 31, 2011 and 2010 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of March 31, 2011.

During the first quarter of 2011, we evaluated the current operating structure of our Bermuda and London-based business segments, in conjunction with management changes impacting these operations. To more appropriately align our operating structure with the management changes, we concluded that operating activities associated with our London operations (our former International Specialty segment) will be principally managed and evaluated as a Lloyd’s of London (“Lloyd’s”) market syndicate business, while our Bermuda operations (our former Reinsurance segment) will serve as the center for our international insurance and reinsurance business, including our product development and global strategic expansion initiatives. These changes resulted in our Bermuda operations now being identified as our International Specialty segment. Our London based operation will be focused on the management and growth of our Lloyd’s syndicate operations and this segment will now be known as Syndicate 1200.

The Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2010 included in this Form 10-Q reflects revised amounts from those previously reported. The primary revision is related to a $3.3 million reclassification between operating activities and investing activities. As originally filed, “Other, net” in operating activities was overstated by $3.3 million and the “Change in short-term investments” caption in investing activities was understated by $3.3 million as the foreign currency exchange associated with an investment portfolio denominated in Euros was incorrectly included in “Other, net” in operating activities.

The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements of Argo Group at that date but does not include all of the information required by GAAP for complete financial statements.

2.	Recently Issued Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends the guidance in the FASB Accounting Standards Codification Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. We are currently evaluating this update to determine the potential impact, if any, the adoption may have on our financial results and disclosures.

In December 2010, the FASB issued an accounting update that amends the guidance for goodwill impairment testing for reporting units with a zero or negative carrying amount. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples provided in codification, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amendments, if the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired; the entity should perform Step 2 of the goodwill impairment test for those reporting units. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35 of the FASB Accounting Standards Codification. Since adoption, this update has had no impact on our financial results and disclosures.

3.	Shareholders’ Equity

On February 18, 2011 and February 19, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011 and 2010, we paid $3.4 million and $3.7 million to our shareholders of record on March 1, 2011 and 2010, respectively. On May 3, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on June 15, 2011 to our shareholders of record on June 1, 2011.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization (“2007 Repurchase Authorization”), which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through April 27, 2011, we have repurchased 3,923,389 shares of our common stock at an average price of $33.50 for a total cost of $131.5 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

A summary of activity from January 1, 2011 through April 27, 2011 follows.

Under a Securities Exchange Act of 1934 Rule 10b5-1 trading plan that was initiated on December 15, 2010, from January 1, 2011 through the last day in the transaction period, February 22, 2011, we repurchased 406,290 shares at an average price of $36.59 for a total cost of $14.9 million. These purchases were authorized under the 2007 Repurchase Authorization.

On March 15, 2011, we initiated another Securities Exchange Act of 1934 Rule 10b5-1 trading plan, which authorized the repurchase of up to $5.0 million of our common shares outstanding. As of March 31, 2011, we repurchased 43,500 shares at an average price of $32.38 for a total cost of $1.4 million. From April 1, 2011 through the last day in the transaction period, April 27, 2011, we have repurchased an additional 80,039 shares at an average price of $31.82 for a cost of $2.6 million.

For the three months ended March 31, 2011, we repurchased 30,000 common shares on the open market for $1.0 million.

As of April 27, 2011, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $145.0 million.

4.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
USD denominated:
U.S. Governments (1)	$404.9	$9.1	$0.8	$413.2
Non-U.S. Governments	3.9	0.0	0.0	3.9
Obligations of states and political subdivisions	592.5	24.6	2.4	614.7
Credit-Financial	409.8	11.8	1.3	420.3
Credit-Industrial	402.1	15.6	0.9	416.8
Credit-Utility	164.6	6.1	0.2	170.5
Structured securities:
CMO/MBS-agency (2)	586.4	28.3	0.7	614.0
CMO/MBS-non agency	36.6	1.1	0.7	37.0
CMBS (3)	190.7	6.0	1.1	195.6
ABS-residential (4)	18.1	0.2	1.8	16.5
ABS-non residential	97.4	1.7	0.0	99.1
Foreign denominated:
Governments	190.6	11.0	1.5	200.1
Credit	87.6	4.9	2.2	90.3

Total fixed maturities	3,185.2	120.4	13.6	3,292.0
Equity securities	207.9	129.5	0.9	336.5
Other investments	163.6	0.7	0.0	164.3
Short-term investments	391.4	0.0	0.1	391.3

Total investments	$3,948.1	$250.6	$14.6	$4,184.1

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $85.7 million amortized cost, $87.0 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
USD denominated:
U.S. Governments (1)	$430.3	$11.3	$0.8	$440.8
Non-U.S. Governments	6.2	0.2	0.0	6.4
Obligations of states and political subdivisions	630.6	25.6	2.9	653.3
Credit-Financial	370.5	12.3	1.7	381.1
Credit-Industrial	378.3	17.6	0.8	395.1
Credit-Utility	164.8	6.4	0.4	170.8
Structured securities:
CMO/MBS-agency (2)	665.7	33.9	0.5	699.1
CMO/MBS-non agency	37.4	1.5	0.6	38.3
CMBS (3)	143.6	6.3	0.9	149.0
ABS-residential (4)	19.3	0.1	2.3	17.1
ABS-non residential	127.7	2.4	0.0	130.1
Foreign denominated:
Governments	202.1	9.5	4.9	206.7
Credit	73.9	2.8	3.1	73.6

Total fixed maturities	3,250.4	129.9	18.9	3,361.4
Equity securities	208.8	116.5	0.8	324.5
Other investments	153.5	0.7	0.0	154.2
Short-term investments	375.2	0.1	0.0	375.3

Total investments	$3,987.9	$247.2	$19.7	$4,215.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $87.7 million amortized cost, $89.3 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

Included in total investments at March 31, 2011 and December 31, 2010 is $158.1 million and $170.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment (formerly the International Specialty segment).

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$247.5	$251.0
Due after one year through five years	1,232.1	1,274.4
Due after five years through ten years	668.1	694.3
Thereafter	108.3	110.1
Structured securities	929.2	962.2

Total	$3,185.2	$3,292.0

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments at March 31, 2011 and December 31, 2010 is presented below:

March 31, 2011	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$62.9	$0.8	$0.0	$0.0	$62.9	$0.8
Non-US Government (1)	0.5	0.0	0.0	0.0	0.5	0.0
Obligations of states and political subdivisions	88.8	2.1	0.7	0.3	89.5	2.4
Credit-Financial	77.9	0.7	14.5	0.6	92.4	1.3
Credit-Industrial	89.3	0.9	0.0	0.0	89.3	0.9
Credit-Utility	25.2	0.2	0.0	0.0	25.2	0.2
Structured securities:
CMO/MBS-agency (2)	39.5	0.7	0.5	0.0	40.0	0.7
CMO/MBS-non agency	15.8	0.2	4.5	0.5	20.3	0.7
CMBS	20.4	0.2	8.2	0.9	28.6	1.1
ABS-residential	4.8	0.1	7.7	1.7	12.5	1.8
ABS-non residential (1) (2)	4.1	0.0	0.4	0.0	4.5	0.0
Foreign denominated:
Governments	29.7	0.4	50.8	1.1	80.5	1.5
Credit	36.6	1.1	18.4	1.1	55.0	2.2

Total fixed maturities	495.5	7.4	105.7	6.2	601.2	13.6
Equity securities	11.6	0.8	1.0	0.1	12.6	0.9
Short-term investments	21.7	0.1	0.0	0.0	21.7	0.1

Total	$528.8	$8.3	$106.7	$6.3	$635.5	$14.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2010	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$55.2	$0.8	$2.0	$0.0	$57.2	$0.8
Obligations of states and political subdivisions	122.6	2.6	2.9	0.3	125.5	2.9
Credit-Financial	53.7	0.6	14.8	1.1	68.5	1.7
Credit-Industrial	44.3	0.8	0.0	0.0	44.3	0.8
Credit-Utility	21.7	0.4	0.0	0.0	21.7	0.4
Structured securities:
CMO/MBS-agency	26.5	0.5	0.0	0.0	26.5	0.5
CMO/MBS-non agency	1.1	0.3	6.6	0.3	7.7	0.6
CMBS	5.3	0.1	8.7	0.8	14.0	0.9
ABS-residential	6.4	0.3	8.5	2.0	14.9	2.3
ABS-non residential (1) (2)	1.5	0.0	0.7	0.0	2.2	0.0
Foreign denominated:
Governments	82.9	3.1	32.3	1.8	115.2	4.9
Credit	26.1	1.3	15.8	1.8	41.9	3.1

Total fixed maturities	447.3	10.8	92.3	8.1	539.6	18.9
Equity securities	9.8	0.8	0.0	0.0	9.8	0.8
Short-term investments (1)	4.3	0.0	0.0	0.0	4.3	0.0

Total	$461.4	$11.6	$92.3	$8.1	$553.7	$19.7

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 4,686 securities, of which 591 were in an unrealized loss position for less than one year and 80 were in an unrealized loss position for a period one year or greater as of March 31, 2011. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increasing credit spreads and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

We evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We did not recognize any other-than-temporary losses during the three months ended March 31, 2011.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three months ended March 31:

	For the Three Months
	Ended March 31,
(in millions)	2011	2010
Realized gains
Fixed maturities	$5.7	$14.0
Equity securities	1.0	2.2
Short-term and other investments	0.7	1.5

Gross realized gains	7.4	17.7
Realized losses
Fixed maturities	(3.1)	(2.1)
Equity securities	(0.7)	(0.9)
Short-term and other investments	(1.3)	(0.2)

Gross realized losses	(5.1)	(3.2)

Net realized investment gains	$2.3	$14.5

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed, as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes.

Foreign exchange unrealized gains on bonds of $0.7 million were offset by foreign exchange realized losses on forwards of $0.7 million for the three months ended March 31, 2011 and are reflected in realized gains and losses in the income statement and in the table above. As of March 31, 2011, the total notional amount of our holdings in non-U.S. Dollar denominated fixed maturity investments was $5.5 million.

Regulatory Deposits, Pledged Securities and Letters of Credit

At March 31, 2011, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes and reinsurance were $246.9 million and $255.0 million, respectively.

Investments with an amortized cost of $154.6 million and fair value of $158.1 million were pledged as collateral in support of irrevocable letters of credit at March 31, 2011. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $32.2 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s in the amount of $103.3 million.

At March 31, 2011 our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$103.3
Fixed maturities, at fair value	120.1
Short-term investments, at fair value	2.2

Total securities and letters of credit pledged to Lloyd’s	$225.6

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

We receive fair value prices from independent pricing services and our independent investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2011. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from independent pricing services using quoted prices (unadjusted) in active markets at the reporting date.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2011.

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

Equity Securities Level 3: We own certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements are obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	We used a quoted market price and adjusted the price using unobservable inputs due to certain restrictions as to the ability to sell a security.

•	We obtained fair value measurements for an investment in an equity fund by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. There were no transfers of other investments between Level 1 and Level 2 for the three months ended March 31, 2011.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturity section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the three months ended March 31, 2011.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 have been categorized as follows:

(in millions)	March 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$413.2	$126.6	$286.6	$0.0
Non-U.S. Governments	3.9	0.0	3.9	0.0
Obligations of states and political subdivisions	614.7	0.0	614.7	0.0
Credit-Financial	420.3	0.0	419.6	0.7
Credit-Industrial	416.8	0.0	416.8	0.0
Credit-Utility	170.5	0.0	170.5	0.0
Structured securities:
CMO/MBS-agency	614.0	0.0	614.0	0.0
CMO/MBS-non agency	37.0	0.0	37.0	0.0
CMBS	195.6	0.0	195.6	0.0
ABS-residential	16.5	0.0	16.5	0.0
ABS-non residential	99.1	0.0	99.1	0.0
Foreign denominated:
Governments	200.1	0.0	200.1	0.0
Credit	90.3	0.0	90.3	0.0

Total fixed maturities	3,292.0	126.6	3,164.7	0.7
Equity securities	336.5	266.9	51.3	18.3
Other investments	100.5	0.0	100.5	0.0
Short-term investments	391.3	378.7	12.6	0.0

	$4,120.3	$772.2	$3,329.1	$19.0

(in millions)	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$440.8	$146.2	$294.6	$0.0
Non-U.S. Governments	6.4	0.0	6.4	0.0
Obligations of states and political subdivisions	653.3	0.0	653.3	0.0
Credit-Financial	381.1	0.0	380.4	0.7
Credit-Industrial	395.1	0.0	395.1	0.0
Credit-Utility	170.8	0.0	170.8	0.0
Structured securities:
CMO/MBS-agency	699.1	0.0	699.1	0.0
CMO/MBS-non agency	38.3	0.0	38.3	0.0
CMBS	149.0	0.0	149.0	0.0
ABS-residential	17.1	0.0	17.1	0.0
ABS-non residential	130.1	0.0	130.1	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	73.6	0.0	73.6	0.0

Total fixed maturities	3,361.4	146.2	3,214.5	0.7
Equity securities	324.5	253.3	50.2	21.0
Other investments	91.0	0.0	91.0	0.0
Short-term investments	375.3	369.0	6.3	0.0

	$4,152.2	$768.5	$3,362.0	$21.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$21.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.0	(0.6)	(0.6)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(2.1)	(2.1)
Settlements	0.0	0.0	0.0

Ending balance, March 31, 2011	$0.7	$18.3	$19.0

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011	$0.0	$0.0	$0.0

	Fair Value Measurements Using Unobservable Inputs (Level 3)
(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3	0.0	7.7	7.7
Transfers out of Level 3	0.0	(1.3)	(1.3)
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.0	1.8	1.8
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(1.2)	(1.2)
Settlements	0.0	0.0	0.0

Ending balance, December 31, 2010	$0.7	$21.0	$21.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$0.0	$0.0	$0.0

At March 31, 2011, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

5.	Net (Loss) Income Per Common Share

The following table presents the calculation of net (loss) income per common share on a basic and diluted basis for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2011	2010
Net (loss) income	$(94.5)	$20.7
Weighted average common shares outstanding-basic	27,550,053	30,625,822
Effect of dilutive securities
Equity compensation awards	0	232,835

Weighted average common shares outstanding-diluted	27,550,053	30,858,657

Net (loss) income per common share-basic	$(3.43)	$0.68

Net (loss) income per common share-diluted	$(3.43)	$0.67

Excluded from the weighted average common shares outstanding calculation at March 31, 2011 and 2010 are 3,843,350 shares and 1,100,245 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2011, the equity compensation awards are excluded from the calculation of diluted earnings per common share because the net loss would cause their effect to be anti-dilutive. For the three months ended March 31, 2010, options to purchase 997,417 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2010 through 2016.

6.	Commitments and Contingencies

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or alleged omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. On May 14, 2010, we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint. On March 16, 2011, the Court heard arguments on this motion. The Court denied our motion as to certain threshold arguments regarding plaintiffs’ federal securities claims, finding that they raised factual issues. The Court directed the parties to engage in limited discovery in an attempt to resolve these factual issues. The Court’s March 16 decision did not extend to certain other arguments for dismissal of plaintiffs’ federal claims, nor to our arguments with respect to plaintiffs’ state law claims.

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

7.	Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Amendment Act, 2011, which exempts us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2035.

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

We also have operations in Belgium, Switzerland, Brazil, France and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

Our income tax (benefit) provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2011	2010
Current tax (benefit) provision	$(0.3)	$11.9
Deferred tax (benefit) provision related to:
Future tax deductions	(2.6)	1.1
Valuation allowance change	(0.2)	(0.2)

Income tax (benefit) provision	$(3.1)	$12.8

Our expected income tax (benefit) provision computed on pre-tax (loss) income at the weighted average tax rate has been calculated as the sum of the pre-tax (loss) income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the (benefit) provision for income taxes and the expected tax (benefit) provision at the weighted average tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010
Income tax (benefit) provision at expected rate	$(4.6)	$13.0
Tax effect of:
Tax-exempt interest	(1.5)	(2.0)
Dividends received deduction	(0.7)	(0.3)
Valuation allowance change	(0.2)	(0.2)
Other permanent adjustments, net	0.9	0.1
Adjustment for annualized rate	0.1	(0.5)
United States state tax expense	(0.2)	0.0
Foreign exchange adjustments	3.1	2.7

Income tax (benefit) provision	$(3.1)	$12.8

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At March 31, 2011, we had a total net deferred tax asset of $42.1 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $32.4 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.4 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the three months ended March 31, 2011, the valuation allowance was reduced by $0.2 million pertaining to the utilization of the PXRE loss carryforwards.

We had no material unrecognized tax benefits upon adoption of the accounting guidance for uncertainty in income taxes and had no material unrecognized tax benefits as of March 31, 2011. Tax years ended December 31, 2007 through December 31, 2010, as related to our United States subsidiaries, are open for examination by the Internal Revenue Service. Tax years ended December 31, 2008 through December 31, 2010 are open for examination by Her Majesty’s Revenue and Customs with respect to our United Kingdom entities.

8.	Equity-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the three months ended March 31, 2011 and 2010:

	2011	2010
Risk-free rate of return	2.07%	2.28% to 2.65%
Expected dividend yields	1.37%	1.65%
Expected award life (years)	5.07	4.82
Expected volatility	32.2%	31.3% to 31.8%

Argo Group’s 2007 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock that may be issued to certain executives and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of option activity under the 2007 Plan as of March 31, 2011, and changes during the three months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	447,603	$36.28
Granted	84	$39.19
Exercised	(3,104)	$35.23
Expired or forfeited	(19,954)	$37.96

Outstanding at March 31, 2011	424,629	$36.65

Options outstanding under this plan vest over a 12 to 60 month period, subject to continued employment. Expense recognized under this plan for share options was $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of (Loss) Income. For the three months ended March 31, 2011, we received cash payments of $0.1 million (net of any related tax payments) related to the settlement of options exercised under the 2007 Plan. Unamortized expense for these options was $1.4 million as of March 31, 2011.

A summary of restricted share units activity under the 2007 Plan as of March 31, 2011, and changes during the three months then ended are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	102,243	$30.11
Granted	0	$0.00
Vested and issued	(21,594)	$29.77
Expired or forfeited	(6,878)	$28.53

Outstanding at March 31, 2011	73,771	$30.35

The restricted share units will vest over three to five years. Expense recognized under this plan for the restricted share units was $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $2.1 million of total unrecognized compensation cost related to restricted share units granted by us.

A summary of stock-settled SARs activity under the 2007 Plan as of March 31, 2011, and changes during the three months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	630,947	$28.22
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(84,137)	$27.94

Outstanding at March 31, 2011	546,810	$28.27

The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of Argo Group’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.2 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $2.5 million of total unrecognized compensation cost related to stock-settled SARs we granted.

A summary of cash-settled SARs activity under the 2007 Plan as of March 31, 2011, and changes during the three months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	659,224	$28.25
Granted	2,000	$35.63
Exercised	(7,037)	$28.07
Expired or forfeited	(58,782)	$27.98

Outstanding at March 31, 2011	595,405	$28.31

The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which required the awards to be re-valued at each reporting period. Due to the decline in our stock price from December 31, 2010 to March 31, 2011, the revaluation of the cash-settled SARs resulted in a $0.7 million reduction to expense. Expense recognized for the cash-settled SARs totaled $0.6 million for the three months ended March 31, 2010. As of March 31, 2011, there was $2.1 million of total unrecognized compensation cost related to cash-settled SARs we granted.

Argo Group’s 2008 Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuates daily thereafter on that same basis. Distributions from the Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,650 Stock Units. Due to the decline in our stock price from December 31, 2010 to March 31, 2011, the revaluation of the awards under this plan resulted in a $0.1 million reduction to expense. Under this plan, we recorded compensation expense of $0.2 million for the three months ended March 31, 2010.

Argonaut Group’s Share-Based Payment Plans

Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of March 31, 2011, and changes during the three months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	459,434	$36.80
Granted	0	$0.00
Exercised	(9,808)	$29.25
Expired or forfeited	(16,404)	$52.55

Outstanding at March 31, 2011	433,222	$36.38

The compensation expense recorded for options outstanding was $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, we received cash payments of $0.3 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. As of March 31, 2011, there was unamortized expense related to these options of $0.1 million.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $112.8 million and $209.8 million as of March 31, 2011 and 2010, respectively:

	For the Three Months
	Ended March 31,
(in millions)	2011	2010
Net beginning of the year	$2,253.0	$2,213.2
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	269.1	223.1
Prior accident years	4.7	(11.0)

Losses and LAE incurred during calendar year, net of reinsurance	273.8	212.1

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	22.8	16.7
Prior accident years	140.3	173.1

Losses and LAE payments made during current calendar year, net of reinsurance:	163.1	189.8

Additional participation interest (1)	31.2	44.6
Foreign exchange adjustments	9.0	(9.0)

Net reserves - end of period	2,403.9	2,271.1
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	945.3	960.7

Gross reserves - end of period	$3,349.2	$3,231.8

(1)	Amount represents additional reserves due to increased syndicate participation.

Included in losses and LAE for the three months ended March 31, 2011 was $4.7 million in unfavorable prior years’ loss reserve development comprised of the following: $0.2 million of net favorable development in the Excess and Surplus Lines segment resulting from $1.7 million of favorable development related to casualty and professional liability lines of business partially offset by $1.5 million of unfavorable development related to property lines of business; $1.7 million of net favorable development in the Commercial Specialty segment driven by favorable development in an assumed Directors and Officers program, workers compensation, and auto liability lines of business, partially offset by unfavorable development in general liability; $2.0 million of favorable development in the International Specialty segment (formerly the Reinsurance segment) comprised of $1.8 million of favorable development attributable to short-tail non-catastrophe losses and $0.2 million of favorable development attributable to Hurricanes Ike and Gustav; $6.1 million of unfavorable development in the Syndicate 1200 segment (formerly the International Specialty segment) primarily attributable to $3.3 million of unfavorable development related to liability lines of business and $2.7 million of unfavorable development related to property lines of business; and $2.5 million of net unfavorable development in the Run-off Lines segment due to $2.0 million of unfavorable development in the asbestos and environmental lines, $0.6 million of unfavorable development related to risk management run-off reserves partially offset by $0.1 million of favorable development on legacy PXRE claims.

Included in losses and LAE for the three months ended March 31, 2010 was $11.0 million in favorable loss reserve development comprised of the following: $1.4 million of net favorable development in the Excess and Surplus Lines segment driven by $1.9 million of favorable development related to casualty and professional liability lines of business and $0.5 million of unfavorable development related to property lines of business; $1.3 million of favorable development in the Commercial Specialty segment primarily driven by workers compensation lines; $5.6 million of favorable development in the International Specialty segment (formerly the Reinsurance segment) comprised of $4.8 million attributable to non-catastrophe losses, and $0.8 million attributable to Hurricanes Ike and Gustav; $1.9 million of favorable development in the Syndicate 1200 segment (formerly the International Specialty segment) attributable to a reduction in reserves in the property lines of business following updated information on a specific claim; and $0.8 million of net favorable development in the Run-off Lines segment driven by $1.0 million of favorable development on legacy PXRE claims partially offset by $0.2 million of unfavorable development related to risk management run-off reserves.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

10.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010
Commissions	$44.0	$60.8
General expenses	51.9	51.5
Premium taxes, boards and bureaus	5.2	6.8

	101.1	119.1
Net amortization of policy acquisition costs	4.9	8.4

Total underwriting, acquisition and insurance expenses	$106.0	$127.5

Included in general expenses for the three months ended March 31, 2011 is $4.0 million of expense to write-off certain uncollectible balances in reinsurance recoverables on paid losses of which $1.9 million of this expense was related to a settlement subsequent to March 31, 2011 (see Note 14, “Subsequent Event” for further discussion). Partially offsetting these expenses were a recovery of $0.9 million for reinsurance recoverable amounts previously written off and a reversal of $0.8 million to adjust the allowance for doubtful accounts on premiums receivable.

Included in general expenses for the three months ended March 31, 2010 was $2.1 million of bad debt expense due to management establishing an allowance for reinsurance recoverable balances.

11.	Segment Information

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty (formerly Reinsurance) and Syndicate 1200 (formerly International Specialty). Additionally, we have a Run-off Lines segment for certain products that we no longer write. See Note 1, “Basis of Presentation,” for additional information on the changes of the segment names.

We consider many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with our executive management and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.

Revenue and (loss) income before income taxes for each segment for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010
Revenue:
Earned premiums
Excess and Surplus Lines	$104.5	$129.2
Commercial Specialty	77.0	84.6
International Specialty	29.2	24.7
Syndicate 1200	50.4	84.9
Run-off Lines	0.3	0.1

Total earned premiums	261.4	323.5
Net investment income
Excess and Surplus Lines	14.9	14.7
Commercial Specialty	7.3	7.8
International Specialty	2.7	2.1
Syndicate 1200	4.2	3.4
Run-off Lines	3.9	4.6
Corporate and Other	0.4	1.2

Total net investment income	33.4	33.8
Fee income, net	0.1	0.5
Realized investment gains, net	2.3	14.5

Total revenue	$297.2	$372.3

	For the Three Months Ended March 31,
(in millions)	2011	2010
(Loss) income before income taxes
Excess and Surplus Lines	$11.4	$12.7
Commercial Specialty	5.9	7.9
International Specialty	(52.9)	7.6
Syndicate 1200	(46.6)	(10.7)
Run-off Lines	(2.8)	0.4

Total segment (loss) income before taxes	(85.0)	17.9
Corporate and Other	(14.9)	1.1
Realized investment gains, net	2.3	14.5

Total (loss) income before income taxes	$(97.6)	$33.5

The following table represents identifiable assets as of March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Excess and Surplus Lines	$2,356.2	$2,340.9
Commercial Specialty	1,238.9	1,300.0
International Specialty	534.2	500.2
Syndicate 1200	1,423.1	1,574.1
Run-off Lines	588.8	639.1
Corporate and Other	194.4	134.2

Total	$6,335.6	$6,488.5

Included in the Syndicate 1200 segment (formerly the International Specialty segment) at March 31, 2011 and December 31, 2010 are $470.4 million and $651.8 million, respectively, in assets associated with trade capital providers.

12.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $10.0 million and $2.0 million during the three months ended March 31, 2011 and 2010, respectively.

Income taxes recovered. There were no income taxes recovered during the three months ended March 31, 2011. During the same period in 2010, $2.6 million of income taxes were recovered. This recovery, reflected in “Current income taxes receivable, net,” was applied against our 2010 estimated tax payments.

Interest paid. Interest paid for the three months ended March 31, was as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010
Junior subordinated debentures	$6.9	$7.2
Other indebtedness	1.0	1.0

Total interest paid	$7.9	$8.2

13.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 4, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2011 and December 31, 2010, the carrying values of premiums receivable over 90 days were $17.6 million and $18.9 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at March 31, 2011 and December 31, 2010, the carrying values over 90 days were $36.3 million and $28.7 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts for premiums receivable was $3.5 million and $4.6 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.9 million and $11.1 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.4 million at both March 31, 2011 and December 31, 2010. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.2 million and $0.4 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Long-term debt. At March 31, 2011 and December 31, 2010, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At March 31, 2011 and December 31, 2010, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at March 31, 2011 and December 31, 2010 is shown below:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$214.2	$311.5	$197.5
Other indebtedness:
Floating rate loan stock	66.3	35.8	64.2	31.8
Note payable	0.8	0.6	0.8	0.6

	$378.6	$250.6	$376.5	$229.9

14.	Subsequent Event

On May 9, 2011, we settled an outstanding reinsurance recoverable balance related to certain asbestos claims in our Run-off Lines segment. Proceeds from the settlement amounted to $16.8 million. As a result of this settlement, we have recorded an expense of $1.9 million to write-off the unreserved portion of this reinsurance recoverable balance that is uncollectible and a charge of $2.0 million to loss and loss adjustment expense, or a total of $3.9 million of expenses before tax ($2.5 million net of taxes) for the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010, and also a discussion of our financial condition as of March 31, 2011. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 28, 2011, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, the capital markets and their effect on investment income and the fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, changes in the demand for our products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see our public filings made with the Securities and Exchange Commission. We undertake no obligation to publicly update any forward-looking statements.

Generally, it is our policy to communicate events that may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in the investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that are believed to have no material impact on our results of operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended March 31,
(in millions)	2011	2010
Gross written premiums	$347.8	$404.5

Earned premiums	$261.4	$323.5
Net investment income	33.4	33.8
Fee income, net	0.1	0.5
Realized investment gains, net	2.3	14.5

Total revenue	$297.2	$372.3

(Loss) income before income taxes	$(97.6)	$33.5
(Benefit) provision for income taxes	(3.1)	12.8

Net (loss) income	$(94.5)	$20.7

Loss ratio	104.7%	65.6%
Expense ratio	40.5%	39.4%

Combined ratio	145.2%	105.0%

The decline in consolidated gross written and earned premiums for the three months ended March 31, 2011 as compared to the same periods in 2010 was primarily due to continued competition, declining rates and the discontinuation of writing certain programs and the revision of the underwriting guidelines in the Commercial Specialty and the Syndicate 1200 segments. Consolidated gross written and earned premiums declined across all segments, except the International Specialty (formerly Reinsurance segment) segment, which increased primarily due to reinstatement premiums resulting from 2011 catastrophes. Most of our product lines have continued to be impacted by increased competition and/or reduced rates.

Consolidated net investment income decreased for the three months ended March 31, 2011 as compared to the same period in 2010 due to a decrease in total invested assets despite increased yields due to a shift in the portfolio mix during the third quarter of 2010. Total invested assets at March 31, 2011 and 2010 were $4,026.0 million and $4,090.8 million, respectively, net of $158.1 million and $198.1 million of invested assets attributable to Argo International’s trade capital providers.

The decline in realized investment gains for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to re-balancing of the fixed maturity and equity portfolios in 2010.

Consolidated losses and loss adjustment expenses were $273.8 million and $212.1 million for the three months ended March 31, 2011 and 2010, respectively. The consolidated loss ratio for the three months ended March 31, 2011 was 104.7%, compared to 65.6% for the same period in 2010. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $112.8 million in catastrophe losses primarily related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake and Australian flooding. Included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $30.3 million in catastrophe losses resulting from the earthquakes in Chile and Haiti and United States storm losses. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $4.7 million in net unfavorable loss reserve development on prior accident years compared to $11.0 million in net favorable loss reserve development on prior accident years for the same period in 2010. The following table summarizes the reserve development as respects prior year loss reserves by line of business for the quarter ended March 31, 2011:

(in millions)	2010 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2010 Net Reserves
General liability	$990.2	$(1.0)	-0.1%
Workers compensation	414.7	(2.1)	-0.5%
Commercial multi-peril	183.9	5.0	2.7%
Commercial auto liability	159.2	(2.1)	-1.3%
Reinsurance - nonproportional assumed property	87.5	(2.1)	-2.4%
Special property	15.9	(0.2)	-1.3%
Syndicate 1200 property	202.1	2.7	1.3%
Syndicate 1200 liability	186.7	3.3	1.8%
All other lines	12.8	1.2	9.4%

Total	$2,253.0	$4.7	0.2%

In determining appropriate reserve levels for the year ended March 31, 2011, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. The estimated losses related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake and Australian flooding occurring during the three months ended March 31, 2011 are based on information currently available from portfolio modeling and assessments of the exposures insured under individual policies and industry loss estimates. Due to the preliminary nature of the information used to determine the estimated losses and the uncertainties surrounding the industry loss estimates, the ultimate cost to the Company from these events may differ materially from the current estimate. Other examples of these uncertainties impacting the estimation of loss reserves include growth in loss reserves over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2011, we continued to consider the paid and incurred BF methods for recent years.

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

While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent periods, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions and many other factors impact management’s ultimate loss estimates. Since accident year 2007, pricing for our products have been under significant competition and management’s expectation is that profitability for certain lines of business decreased accordingly yet loss costs have not decreased proportionately.

Consolidated loss reserves were $3,349.2 million (including $204.6 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), and $3,231.8 million (including $197.0 million of reserves attributable to the trade capital providers) as of March 31, 2011 and 2010, respectively. Management has recorded its best estimate of loss reserves as of March 31, 2011 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses was $106.0 million for the three months ended March 31, 2011 compared to $127.5 million for the same period in 2010. The consolidated expense ratios were 40.5% and 39.4% for the three months ended March 31, 2011 and 2010, respectively. The increase in the expense ratio in 2011 as compared to 2010 was primarily due to decreased premium volumes having more impact on the ratio than the decrease in expenses.

Consolidated interest expense was $5.4 million for the three months ended March 31, 2011 compared to $6.0 million for the same period in 2010. The decline in interest expense was the result of more favorable interest rates on our outstanding debt reflecting current market conditions.

Consolidated foreign currency exchange losses were $9.6 million for the three months ended March 31, 2011 compared to a foreign currency exchange gain of $6.8 million for the same period ended 2010. Foreign currency exchange (gains) losses represent the conversion into U.S. Dollars of transactions that are settled in currencies other than U.S. Dollars.

Consolidated benefit for income taxes was $3.1 million for the three months ended March 31, 2011 compared to a consolidated provision for income taxes of $12.8 million for the same period ended 2010. The consolidated income tax (benefit) provision represents the income tax (benefit) expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated (benefit) provision for income taxes represents taxes on net (loss) income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The tax provision generated by our operations based in the United States was more than offset by tax benefits for our operations based in the United Kingdom.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty (formerly Reinsurance) and Syndicate 1200 (formerly International Specialty). Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

During the first quarter of 2011, we evaluated the current operating structure of our Bermuda and London-based business segments, in conjunction with management changes impacting these operations. To more appropriately align our operating structure with the management changes, we concluded that operating activities associated with our London operations (our former International Specialty segment) will be principally managed and evaluated as a Lloyd’s market syndicate business, while our Bermuda operations (our former Reinsurance segment) will serve as the center for our international insurance and reinsurance business, including our product development and global strategic expansion initiatives. These changes resulted in our Bermuda operations now being identified as our International Specialty segment. Our London based operation will be focused on the management and growth of our Lloyd’s syndicate operations and this segment will now be known as Syndicate 1200.

In evaluating the operating performance of its segments, we focus on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income.

Since we generally manage and monitor the investment portfolio and indebtedness on an aggregate basis, the overall performance of the investment portfolio, including the related net investment income and interest expense, are discussed above on a consolidated basis under consolidated net investment income and consolidated interest expense rather than within or by segment.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Gross written premiums	$107.8	$126.9

Earned premiums	$104.5	$129.2
Losses and loss adjustment expenses	69.0	84.3
Underwriting, acquisition and insurance expenses	37.1	45.1

Underwriting loss	(1.6)	(0.2)
Net investment income	14.9	14.7
Interest expense	(1.9)	(1.8)

Income before income taxes	$11.4	$12.7

Loss ratio	66.1%	65.2%
Expense ratio	35.5%	34.9%

Combined ratio	101.6%	100.1%

Loss reserves at March 31	$1,336.0	$1,362.7

The declines in gross written and earned premiums were primarily due to market conditions. The excess and surplus lines marketplace continues to experience increased competition from both other excess and surplus lines carriers as well as the standard markets, which has led to lower rates and business shifting to the standard markets. Competition within the excess and surplus lines marketplace remains intense, resulting in continued downward pressure on average rate per exposure and the current economic conditions are forcing insureds to reduce coverage or in some cases, curtail or cease operations. In addition, insureds in this segment are often the result of new business formations, which have been limited due to the current economic environment. The Excess and Surplus Lines segment has experienced a shift in both product and policyholder mix, resulting in reduced premium writings.

The increase in the loss ratio from 65.2% for the three months ended March 31, 2010 to 66.1% for the same period in 2011 was primarily attributable to higher favorable development on prior year loss reserves being recognized in 2010. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $0.2 million of favorable reserve development resulting from $1.7 million of favorable development related to casualty and professional liability lines of business partially offset by $1.5 million of unfavorable development related to property lines of business. Included in losses and loss adjustment expense for the three months ended March 31, 2010 was $1.4 million in net favorable loss reserve development on prior accident years, primarily attributable to $1.9 million of favorable development related to casualty and professional liability lines of business and $0.5 million of unfavorable development related to property lines of business.

The increase in the expense ratio from 34.9% for the three months ended March 31, 2010 to 35.5% for the same period ended 2011 was primarily due to the decline in premium volumes.

Commercial Specialty: The following table summarizes the results of operations for the Commercial Specialty segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Gross written premiums	$95.0	$97.9

Earned premiums	$77.0	$84.6
Losses and loss adjustment expenses	48.7	56.0
Underwriting, acquisition and insurance expenses	28.2	27.8

Underwriting income	0.1	0.8
Net investment income	7.3	7.8
Interest expense	(1.2)	(1.1)
Fee (expense) income, net	(0.3)	0.4

Income before income taxes	$5.9	$7.9

Loss ratio	63.2%	66.2%
Expense ratio	36.7%	32.9%

Combined ratio	99.9%	99.1%

Loss reserves at March 31	$604.5	$611.1

The decrease in earned premiums for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to the discontinued hotel/motel, religious institution, & First Insurance Company of Hawaii programs and underwriting actions in the grocery and restaurant programs within the Argo Insurance U.S. Retail business unit. Earned premiums for Argo Insurance U.S. Retail decreased from $31.5 million for the three months ended March 31, 2010 to $22.6 million for the same period in 2011. The decreases in earned premiums were partially offset by an increase in earned premiums in the public entity product lines of business. Public entity lines earned premium increased $1.5 million, from $31.2 million for the three months ended March 31, 2010 to $32.7 million for the same period in 2011.

Losses and loss adjustment expenses for the three months ended March 31, 2011 resulted in a loss ratio of 63.2%, compared to 66.2% for the same period in 2010. The decrease in loss ratio in 2011 as compared to 2010 was driven by lower storm losses in 2011. The three months ended March 31, 2011 included $0.4 million in storm losses versus $3.0 million during the three months ended March 31, 2010. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $1.7 million in favorable loss reserve development on prior years primarily attributable to favorable development in an assumed Directors and Officers program, workers compensation, and auto liability lines of business, partially offset by unfavorable development in general liability lines of business due to higher severity primarily in accident years 2006 through 2009. This compares to $1.3 million in favorable loss reserve development for the same time period in 2010 primarily attributable to better than expected paid and incurred loss experience in accident years 2007 and 2008 in the workers compensation lines.

The expense ratio for the three months ended March 31, 2011 and 2010 were 36.7% and 32.9% respectively. The increase in the expense ratio was attributable to $3.4 million of contingent commissions on certain programs, which had favorable prior year loss development in the quarter resulting in additional amounts due on those programs.

Net fee income consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions. The segment recorded a loss of $0.3 million for the three months ended March 31, 2011 as compared to income of $0.4 million for the same period in 2010. The decrease for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily driven by contingent commission recognized in 2010 but not in 2011 as well as increased brokerage operating expenses incurred for a new program launched in the latter part of 2010.

International Specialty (formerly Reinsurance): The following table summarizes the results of operations for the International Specialty segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Gross written premiums	$67.9	$57.8

Earned premiums	$29.2	$24.7
Losses and loss adjustment expenses	77.7	10.2
Underwriting, acquisition and insurance expenses	6.3	8.0

Underwriting (loss) income	(54.8)	6.5
Net investment income	2.7	2.1
Interest expense	(0.8)	(1.0)

(Loss) income before income taxes	$(52.9)	$7.6

Loss ratio	266.1%	41.5%
Expense ratio	21.6%	32.4%

Combined ratio	287.7%	73.9%

Loss reserves at March 31	$201.5	$86.3

Earned premiums for the three months ended March 31, 2011 increased in comparison to the same period in 2010 as a result of reinstatement premiums stemming from 2011 catastrophe events. Earned premiums for property catastrophe lines were $25.2 million for the three months ended March 31, 2011, and include $4.3 million in reinstatement premiums. Earned premiums for the property catastrophe lines were $18.7 million for the three months ended March 31, 2010. The primary excess casualty and professional lines unit contributed earned premiums of $3.9 million for the three months ended March 31, 2011 compared with $2.8 million for the same period in 2010.

Losses and loss adjustment expenses for the three months ended March 31, 2011 resulted in a loss ratio of 266.1%, compared to 41.5% for the same period in 2010. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 were $72.3 million of losses related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake and the Australian flooding. Partially offsetting these losses was $2.0 million in favorable loss reserve development on prior accident years primarily attributable to property catastrophe attritional loss reserves. Included in losses and loss adjustment expenses for the three months ended March 31, 2010 was $5.6 million in favorable loss reserve development on prior accident years, primarily attributable to property catastrophe attritional loss reserves.

The expense ratio declined to 21.6% for the three months ended March 31, 2011 compared to 32.4% for the same period in 2010. The decline in the expense ratio in 2011 as compared to 2010 was due to increased ceding commissions, decreased variable employee compensation and an increase in earned premiums.

Syndicate 1200 (formerly International Specialty): The following table summarizes the results of operations for the Syndicate 1200 segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Gross written premiums	$76.7	$122.3

Earned premiums	$50.4	$84.9
Losses and loss adjustment expenses	75.9	62.4
Underwriting, acquisition and insurance expenses	25.0	35.9

Underwriting loss	(50.5)	(13.4)
Net investment income	4.2	3.4
Interest expense	(0.7)	(0.8)
Fee income, net	0.4	0.1

Loss before income taxes	$(46.6)	$(10.7)

Loss ratio	150.6%	73.5%
Expense ratio	49.7%	42.3%

Combined ratio	200.3%	115.8%

Loss reserves at March 31	$760.8	$645.6

Earned premiums represent premiums earned on the portion of gross written premiums retained by Argo Group. In 2011, we increased our participation in Syndicate 1200 from 61% to 67%. For the three months ended March 31, 2011 and 2010, the property division wrote gross written premiums of $48.0 million and $85.6 million, respectively. The casualty division wrote gross written premiums of $25.1 million and $36.7 million, respectively, and the specialty division, which is new for 2011, wrote $3.6 million. The decrease in property written premiums in 2011 was driven by planned reductions in property binder business and by significant competition in the direct and facultative brokered business. The decrease in casualty written premiums in 2011 was driven by our being more selective in accepting risks within a highly competitive market. The decline in earned premiums in 2011 as compared to 2010 was primarily attributable to the reduction in gross written premiums discussed above. Additionally, earned premiums for the three months ended March 31, 2011 were reduced by $4.9 million of reinstatement premiums related to property catastrophe reinsurance contracts.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. The loss ratio for the quarter ended March 31, 2011 was 150.6% compared to March 31, 2010 which was 73.5%. The increase in the loss ratio in 2011 was primarily related to $39.9 million of property catastrophe losses stemming from the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake and the Australian flooding. The 2010 loss ratio of 73.5% included $18.8 million of losses for the Chile and Haiti earthquakes. Included in losses and loss adjustment expense for the three months ended March 31, 2011 was $6.1 million in unfavorable development on prior accident years loss reserve primarily attributable to $3.3 million of unfavorable development related to liability lines of business and $2.7 million of unfavorable development related to property lines of business due to a change in estimated reinsurance recoverable. Included in losses and loss adjustment expense for the three months ended March 31, 2010 was $1.9 million of favorable development attributable to a reduction in reserves in the property lines of business following updated information on a specific claim.

The increase in the expense ratio from 42.3% for the three months ended March 31, 2010 to 49.7% for the same period in 2011 was primarily attributable to the reduction in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income represents fees and profit commission derived from the management of third party capital on the Company’s underwriting syndicate at Lloyd’s. Fee income, net, for the three months ended March 31 2011 was $0.4 million compared to $0.1 million for the three months ended March 31, 2010. The increased fee income for the three months ended March 31, 2011 was primarily due to a reduction in estimated profit commission in the three months ended March 31, 2010.

Run-off Lines. We have discontinued underwriting certain lines of business, including certain workers compensation and non proportional property catastrophe programs. Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. As we no longer actively underwrite business within these programs, all current activity is related to the management of claims and other administrative functions.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2011	2010
Earned premiums	$0.3	$0.1
Losses and loss adjustment expenses (benefits)	2.5	(0.8)
Underwriting, acquisition and insurance expenses	4.1	4.5

Underwriting loss	(6.3)	(3.6)
Net investment income	3.9	4.6
Interest expense	(0.4)	(0.6)

(Loss) income before income taxes	$(2.8)	$0.4

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written. Earned premiums for the three months ended March 31, 2011 was the result of reinstatement premiums for the legacy PXRE property catastrophe reinsurance program.

Losses and loss adjustment expenses for the three months ended March 31, 2011 included $2.5 million of net unfavorable loss reserve development on prior accident years due to $2.0 million of unfavorable development in the asbestos and environmental lines due to the settlement of a disputed reinsurance recoverable balance, $0.6 million of unfavorable development related to risk management run-off reserves partially offset by $0.1 million of favorable development on legacy PXRE claims. Losses and loss adjustment expenses for the three months ended March 31, 2010 included $0.8 million of net favorable loss reserve development on prior accident years due to $1.0 million of favorable development on legacy PXRE claims partially offset by $0.2 million of unfavorable development related to risk management run-off reserves. Loss reserves for the Run-off Lines were as follows:

(in millions)	March 31,
	2011		2010
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$90.2	$82.7	$122.7	$93.0
Incurred losses	2.5	2.0	—	—
Losses paid	(3.4)	(3.0)	(9.4)	(9.1)

Loss reserves - asbestos and environmental, end of the period	89.3	81.7	113.3	83.9
Risk management reserves	322.1	229.6	360.1	260.9
PXRE run-off reserves	27.1	27.1	42.2	42.2
Other run-off lines	7.9	7.7	10.6	10.4

Total loss reserves - Run-off Lines	$446.4	$346.1	$526.2	$397.4

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Included in underwriting expenses for the three months ended March 31, 2011 was $4.0 million due to the write off of certain reinsurance balances that were deemed uncollectible. Partially offsetting this expense was a $0.9 million recovery of a reinsurance recoverable balance that was previously written off. Included in underwriting expense for the three months ended March 31, 2010 was $2.1 million in bad debt expense due primarily to management establishing an allowance for a reinsurance recoverable balance that was in dispute.

Liquidity and Capital Resources

Our principal operating cash flow sources are premiums and investment income. The primary operating cash uses are claim payments, reinsurance costs, acquisition and operating expenses. Argo Group’s holding companies have access to various sources of liquidity including subsidiary dividends, its revolving credit facility and access to the debt and equity capital markets, if available.

For the three months ended March 31, 2011, net cash used by operating activities was $5.6 million compared to $40.6 million of net cash used for the same period in 2010. The net cash used by operating activities is primarily a result of an overall decrease in gross written and earned premiums resulting from reduced rates and increased selectivity in accepting risks within a highly competitive marketplace. The decline in net cash used is a result of the increased emphasis on expense control, and the increase in variable acquisition costs associated with written premium.

From January 1, 2011 through April 27, 2011, we have repurchased 559,829 shares of our common stock for a total cost of $19.9 million. Since 2008, when we first began buying back our common shares, through April 27, 2011, we have repurchased 3,923,389 shares of our common stock at an average price of $33.50 for a total cost of $131.5 million.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $150,000,000 Credit Agreement (“Credit Agreement”) with major money center banks. The Credit Agreement and the commitments thereunder expire on April 30, 2013. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement. The Credit Agreement was amended to reduce the minimum interest coverage ratio from 2.5:1.00 to 1.25:1.00, effective as of March 31, 2011.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers might be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding more than 51% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.

Currently, we do not have an outstanding balance under the $150.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, we have a $0.2 million letter of credit issued and outstanding under the facility.

On February 18, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011, we paid $3.4 million to our shareholders of record on March 1, 2011. On May 3, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on June 15, 2011 to our shareholders of record on June 1, 2011.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2010 that Argo Group filed with the Securities and Exchange Commission on February 28, 2011 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission on February 28, 2011 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Amendment Act, 2011, which exempts us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2035.

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

We also have operations in Belgium, Switzerland, Brazil, France and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments and has a weighted average rating of AA. At March 31, 2011, 85.1% ($2.8 billion at fair value) of our portfolio was rated A or better, with 52.7% ($1.7 billion at fair value) of our portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$406.8	$2.2	$4.2	$—	$413.2
Non-U.S. Governments	2.7	1.2	—	—	3.9
Obligations of states and political subdivisions	146.9	408.3	50.4	9.1	614.7
Credit-Financial	37.1	153.4	168.6	61.2	420.3
Credit-Industrial	3.2	20.1	123.3	270.2	416.8
Credit-Utility	—	16.7	42.6	111.2	170.5
Structured securities:
CMO/MBS-agency	614.0	—	—	—	614.0
CMO/MBS-non agency	26.8	0.5	—	9.7	37.0
CMBS	180.7	7.8	—	7.1	195.6
ABS-residential	3.2	2.6	0.5	10.2	16.5
ABS-non residential	94.6	1.2	0.4	2.9	99.1
Foreign denominated:
Governments	192.0	4.2	3.9	—	200.1
Credit	27.0	21.8	33.6	7.9	90.3

Total fixed maturities	$1,735.0	$640.0	$427.5	$489.5	$3,292.0

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At March 31, 2011, the fair value of the equity securities portfolio was $336.5 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to the exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2011, we recorded realized losses of $9.6 million from movements in foreign currency rates on our insurance operations and realized gains of $0.2 million in movements on foreign currency rates in our investment portfolio.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three months ended March 31, 2011 was not material.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or alleged omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a) (2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or alleged omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. On May 14, 2010, we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint. On March 16, 2011, the Court heard arguments on this motion. The Court denied our motion as to certain threshold arguments regarding plaintiffs’ federal securities claims, finding that they raised factual issues. The Court directed the parties to engage in limited discovery in an attempt to resolve these factual issues. The Court’s March 16 decision did not extend to certain other arguments for dismissal of plaintiffs’ federal claims, nor to our arguments with respect to plaintiffs’ state law claims.

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

Item 1a. Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors (“2007 Repurchase Authorization). Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restrict stock units, during the three months ended March 31, 2011, we repurchased 479,790 shares (73,500 under the 2011 Repurchase Authorization and 406,290 under the 2007 Repurchase Authorization).

As of March 31, 2011, we had repurchased a total of 3,843,350 shares (total of $128.9 million repurchased). Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended March 31, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2011	260,690	$36.55	260,690	$28,898,429
February 1 through February 28, 2011	145,658	$36.62	145,600	$150,000,000
March 1 through March 31, 2011	79,423	$33.53	73,500	$147,546,807

Total	485,771	$36.08	479,790

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended March 31, 2011, we received 5,981 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

On May 6, 2011, the Credit Agreement was amended to reduce the Minimum Interest Coverage Ratio (as defined therein) from 2.5:1.00 to 1.25:1.00, effective as of March 31, 2011. The executed amendment to the Credit Agreement is attached hereto as Exhibit 10.6, and such amendment is incorporated herein by reference.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement, dated February 18, 2011, between Argo Group International Holdings, Ltd. and Mark E. Watson III

10.2	Employment Agreement, effective as of June 21, 2007, between Argo Re, Ltd. (formerly known as Peleus Reinsurance Ltd) and Andrew J. Carrier

10.3	Compromise Agreement, dated January 13, 2011, between Argo Group Services Limited and Julian Enoizi

10.4	Executive Employment Agreement, effective as of March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011)

10.5	Letter Agreement, dated March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.2 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011)

10.6	Amendment No. 1, dated May 6, 2011, to $150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of (Loss) Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 10, 2011	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 10, 2011	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer