Form 10-Q
period 2011-06-30
Argo Group International Holdings, Ltd.
filed 2011-08-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of July 28, 2011.

Title	Outstanding
Common Shares, par value $1.00 per share	31,259,817

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2011 - $3,184.4; 2010 - $3,250.4)	$3,312.9	$3,361.4
Equity securities, at fair value (cost: 2011 - $255.5; 2010 - $208.8)	375.9	324.5
Other investments (cost: 2011 - $220.2; 2010 - $153.5)	226.1	154.2
Short-term investments, at fair value (cost: 2011 - $383.3; 2010 - $375.2)	384.0	375.3

Total investments	4,298.9	4,215.4

Cash	49.0	83.5
Accrued investment income	32.7	33.5
Premiums receivable	350.4	301.8
Reinsurance recoverables	1,083.2	1,203.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	93.3	95.3
Current income taxes receivable, net	13.8	4.5
Deferred acquisition costs, net	135.4	139.7
Ceded unearned premiums	195.9	164.0
Other assets	107.3	93.1

Total assets	$6,513.7	$6,488.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,356.1	$3,152.2
Unearned premiums	664.7	654.1
Accrued underwriting expenses	77.4	84.3
Ceded reinsurance payable, net	397.3	524.3
Funds held	31.3	33.4
Other indebtedness	68.2	65.0
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	19.5	10.5
Other liabilities	39.1	27.1

Total liabilities	4,965.1	4,862.4

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,259,489 and 31,206,796 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	31.3	31.2
Additional paid-in capital	714.4	711.4
Treasury shares (3,923,389 and 3,363,560 shares at June 30, 2011 and December 31, 2010, respectively)	(131.4)	(111.6)
Retained earnings	769.1	847.5
Accumulated other comprehensive gain, net of taxes	165.2	147.6

Total shareholders’ equity	1,548.6	1,626.1

Total liabilities and shareholders’ equity	$6,513.7	$6,488.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and other revenue:
Earned premiums	$271.3	$324.5	$532.7	$648.0
Net investment income	32.9	33.1	66.3	66.9
Fee income (expense), net	0.3	(0.2)	0.4	0.3
Realized investment gains, net	31.5	5.0	33.8	19.5

Total revenue	336.0	362.4	633.2	734.7

Expenses:
Losses and loss adjustment expenses	191.0	215.9	464.8	428.0
Underwriting, acquisition and insurance expenses	103.6	117.4	209.6	244.9
Interest expense	5.5	5.5	10.9	11.5
Foreign currency exchange loss (gain)	3.4	(8.5)	13.0	(15.3)

Total expenses	303.5	330.3	698.3	669.1

Income (loss) before income taxes	32.5	32.1	(65.1)	65.6
Provision for income taxes	9.7	6.0	6.6	18.8

Net income (loss)	$22.8	$26.1	$(71.7)	$46.8

Net income (loss) per common share:
Basic	$0.83	$0.87	$(2.61)	$1.55

Diluted	$0.82	$0.86	$(2.61)	$1.53

Dividend declared per common share:	$0.12	$0.12	$0.24	$0.24

Weighted average common shares:
Basic	27,340,450	29,878,173	27,444,673	30,249,848

Diluted	27,685,537	30,278,532	27,444,673	30,566,445

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Realized investment gains before other-than-temporary impairment losses	$31.5	$5.8	$33.8	$20.3
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	0.0	(0.8)	0.0	(0.8)
Non-credit portion of loss recognized in other comprehensive income	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	0.0	(0.8)	0.0	(0.8)

Realized investment gains, net	$31.5	$5.0	$33.8	$19.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$22.8	$26.1	$(71.7)	$46.8

Other comprehensive income:
Foreign currency translation adjustments	0.1	0.0	0.1	0.0
Defined benefit pension plan:
Net (loss) gain arising during the period	(0.2)	0.0	0.6	0.0
Unrealized gains on securities:
Gains arising during the period	37.5	11.8	47.3	35.2
Reclassification adjustment for gains included in net income (loss)	(23.9)	(4.8)	(26.5)	(17.9)

Other comprehensive income before tax	13.5	7.0	21.5	17.3
Income tax provision related to other comprehensive income:
Defined benefit pension plan:
Net (loss) gain arising during the period	(0.1)	0.0	0.2	0.0
Unrealized gains on securities:
Gains arising during the period	11.7	7.7	12.3	16.5
Reclassification adjustment for gains included in net income (loss)	(7.8)	(1.0)	(8.6)	(5.4)

Income tax provision related to other comprehensive income	3.8	6.7	3.9	11.1

Other comprehensive income, net of tax	9.7	0.3	17.6	6.2

Comprehensive income (loss)	$32.5	$26.4	$(54.1)	$53.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(71.7)	$46.8
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Amortization and depreciation	13.5	15.8
Share-based payments expense	1.4	4.3
Excess tax expense from share-based payment arrangements	0.0	0.2
Deferred income tax provision (benefit), net	6.2	(0.2)
Realized investment gains, net	(33.8)	(19.5)
Change in:
Accrued investment income	0.8	(3.2)
Receivables	71.4	182.8
Deferred acquisition costs	4.3	19.2
Ceded unearned premiums	(31.9)	2.8
Reserves for losses and loss adjustment expenses	203.9	11.5
Unearned premiums	10.6	(50.4)
Ceded reinsurance payable and funds held	(129.1)	(213.8)
Income taxes	(9.3)	6.6
Accrued underwriting expenses	(6.5)	(25.8)
Sale of trading investment	0.0	2.1
Other, net	(27.8)	(25.5)

Cash provided (used) by operating activities	2.0	(46.3)

Cash flows from investing activities:
Sales of fixed maturity investments	667.3	1,370.7
Maturities and mandatory calls of fixed maturity investments	203.2	219.6
Sales of equity securities	27.1	39.8
Sales of other investments	1.1	0.1
Purchases of fixed maturity investments	(783.8)	(1,559.7)
Purchases of equity securities	(60.3)	(12.6)
Purchases of other investments	(51.6)	(15.2)
Change in foreign regulatory deposits	(13.0)	(3.2)
Change in short-term investments	(7.9)	76.7
Purchases of fixed assets	(5.7)	(7.2)
Other, net	14.1	17.3

Cash (used) provided by investing activities	(9.5)	126.3

Cash flows from financing activities:
Activity under revolving credit facility, net	0.0	15.0
Activity under stock incentive plans	0.7	0.9
Repurchase of Company’s common shares	(21.1)	(36.7)
Excess tax expense from share-based payment arrangements	0.0	(0.2)
Payment of cash dividend to common shareholders	(6.7)	(7.3)

Cash used by financing activities	(27.1)	(28.3)

Effect of exchange rate changes on cash	0.1	0.0

Change in cash	(34.5)	51.7
Cash, beginning of period	83.5	18.1

Cash, end of period	$49.0	$69.8

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

The interim financial information as of, and for the three and six months ended, June 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of June 30, 2011.

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

The Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2010 included in this Form 10-Q reflects revised amounts from those previously reported. The primary revision is related to a reclassification between operating activities and investing activities. As originally filed, “Other, net” in operating activities was overstated by $9.3 million and the “Change in short-term investments” caption in investing activities was understated by $9.3 million as the foreign currency exchange associated with an investment portfolio denominated in Euros was incorrectly included in “Other, net” in operating activities.

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

In December 2010, the FASB issued an accounting update that amends the guidance for goodwill impairment testing for reporting units with a zero or negative carrying amount. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples provided in codification, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amendments, if the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35 of the FASB Accounting Standards Codification. Since adoption, this update has had no impact on our financial results and disclosures.

In May 2011, the FASB issued amendments to Fair Value Measurement (Topic 820). The amendments were to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. There are changes to how premiums and discounts (including blockage factors) are applied. There are clarifications made to principal market determination. The amendments also clarify that the highest and best use and valuation premise concepts are not applicable to financial instruments. There are amendments that indicate how a company should determine the fair value of its own equity instruments and the fair value of liabilities. New disclosures, with a particular focus on Level 3 measurement, are required. All transfers between Level 1 and Level 2 will now be required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating this update to determine the potential impact, if any, the adoption may have on our financial results and disclosures.

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment provides the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require the presentation of each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of comprehensive income. The amendments in this update are to be applied prospectively. Early application is permitted. The amendments are effective during interim and annual periods beginning after December 15, 2011. This update will have no impact on our disclosures or financial statement presentation.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
USD denominated:
U.S. Governments (1)	$431.0	$10.1	$0.4	$440.7
Non-U.S. Governments	35.5	0.5	0.1	35.9
Obligations of states and political subdivisions	585.8	32.4	0.8	617.4
Credit-Financial	432.7	13.0	1.7	444.0
Credit-Industrial	392.3	17.2	0.9	408.6
Credit-Utility	172.9	6.6	0.3	179.2
Structured securities:
CMO/MBS-agency (2)	531.8	31.1	0.5	562.4
CMO/MBS-non agency	34.2	0.9	0.4	34.7
CMBS (3)	177.7	7.2	0.8	184.1
ABS-residential (4)	17.2	0.2	1.9	15.5
ABS-non residential	80.4	1.3	0.0	81.7
Foreign denominated:
Governments	196.5	12.1	0.6	208.0
Credit	96.4	5.9	1.6	100.7

Total fixed maturities	3,184.4	138.5	10.0	3,312.9
Equity securities	255.5	122.2	1.8	375.9
Other investments	220.2	5.9	0.0	226.1
Short-term investments	383.3	0.7	0.0	384.0

Total investments	$4,043.4	$267.3	$11.8	$4,298.9

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $84.7 million amortized cost, $85.8 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
USD denominated:
U.S. Governments (1)	$430.3	$11.3	$0.8	$440.8
Non-U.S. Governments	6.2	0.2	0.0	6.4
Obligations of states and political subdivisions	630.6	25.6	2.9	653.3
Credit-Financial	370.5	12.3	1.7	381.1
Credit-Industrial	378.3	17.6	0.8	395.1
Credit-Utility	164.8	6.4	0.4	170.8
Structured securities:
CMO/MBS-agency (2)	665.7	33.9	0.5	699.1
CMO/MBS-non agency	37.4	1.5	0.6	38.3
CMBS (3)	143.6	6.3	0.9	149.0
ABS-residential (4)	19.3	0.1	2.3	17.1
ABS-non residential	127.7	2.4	0.0	130.1
Foreign denominated:
Governments	202.1	9.5	4.9	206.7
Credit	73.9	2.8	3.1	73.6

Total fixed maturities	3,250.4	129.9	18.9	3,361.4
Equity securities	208.8	116.5	0.8	324.5
Other investments	153.5	0.7	0.0	154.2
Short-term investments	375.2	0.1	0.0	375.3

Total investments	$3,987.9	$247.2	$19.7	$4,215.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $87.7 million amortized cost, $89.3 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

Included in total investments at June 30, 2011 and December 31, 2010 is $166.6 million and $170.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment (formerly the International Specialty segment).

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$282.1	$286.4
Due after one year through five years	1,248.9	1,298.9
Due after five years through ten years	677.4	710.2
Thereafter	134.7	139.0
Structured securities	841.3	878.4

Total	$3,184.4	$3,312.9

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at June 30, 2011 and December 31, 2010 is presented below:

June 30, 2011	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$38.7	$0.4	$0.0	$0.0	$38.7	$0.4
Non-U.S. Governments	13.2	0.1	0.0	0.0	13.2	0.1
Obligations of states and political subdivisions	51.4	0.5	0.7	0.3	52.1	0.8
Credit-Financial	73.9	1.3	7.9	0.4	81.8	1.7
Credit-Industrial	75.8	0.9	0.0	0.0	75.8	0.9
Credit-Utility	29.5	0.3	0.0	0.0	29.5	0.3
Structured securities:
CMO/MBS-agency	48.4	0.5	0.0	0.0	48.4	0.5
CMO/MBS-non agency	6.0	0.1	4.7	0.3	10.7	0.4
CMBS (1)	3.8	0.0	12.6	0.8	16.4	0.8
ABS-residential	5.5	0.2	7.1	1.7	12.6	1.9
ABS-non residential (1) (2)	5.9	0.0	0.3	0.0	6.2	0.0
Foreign denominated:
Governments	56.9	0.3	14.7	0.3	71.6	0.6
Credit	36.7	0.6	11.3	1.0	48.0	1.6

Total fixed maturities	445.7	5.2	59.3	4.8	505.0	10.0
Equity securities (2)	32.2	1.8	0.6	0.0	32.8	1.8
Short-term investments (1)	1.0	0.0	0.0	0.0	1.0	0.0

Total	$478.9	$7.0	$59.9	$4.8	$538.8	$11.8

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2010	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$55.2	$0.8	$2.0	$0.0	$57.2	$0.8
Obligations of states and political subdivisions	122.6	2.6	2.9	0.3	125.5	2.9
Credit-Financial	53.7	0.6	14.8	1.1	68.5	1.7
Credit-Industrial	44.3	0.8	0.0	0.0	44.3	0.8
Credit-Utility	21.7	0.4	0.0	0.0	21.7	0.4
Structured securities:
CMO/MBS-agency	26.5	0.5	0.0	0.0	26.5	0.5
CMO/MBS-non agency	1.1	0.3	6.6	0.3	7.7	0.6
CMBS	5.3	0.1	8.7	0.8	14.0	0.9
ABS-residential	6.4	0.3	8.5	2.0	14.9	2.3
ABS-non residential (1) (2)	1.5	0.0	0.7	0.0	2.2	0.0
Foreign denominated:
Governments	82.9	3.1	32.3	1.8	115.2	4.9
Credit	26.1	1.3	15.8	1.8	41.9	3.1

Total fixed maturities	447.3	10.8	92.3	8.1	539.6	18.9
Equity securities	9.8	0.8	0.0	0.0	9.8	0.8
Short-term investments (1)	4.3	0.0	0.0	0.0	4.3	0.0

Total	$461.4	$11.6	$92.3	$8.1	$553.7	$19.7

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 5,065 securities, of which 922 were in an unrealized loss position for less than one year and 80 were in an unrealized loss position for a period one year or greater as of June 30, 2011. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We did not recognize any other-than-temporary losses during the three and six months ended June 30, 2011.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three and six months ended June 30:

(in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Realized gains
Fixed maturities	$11.4	$7.7	$17.1	$21.7
Equity securities	13.8	1.4	14.8	3.5
Short-term and other investments	8.1	0.2	8.8	1.7

Gross realized gains	33.3	9.3	40.7	26.9
Realized losses
Fixed maturities	(1.2)	(3.4)	(4.3)	(5.4)
Equity securities	0.0	0.0	(0.7)	(0.9)
Short-term and other investments	(0.6)	(0.1)	(1.9)	(0.3)
Other-than-temporary impairment losses on fixed maturities	0.0	(0.8)	0.0	(0.8)

Gross realized losses	(1.8)	(4.3)	(6.9)	(7.4)

Net realized investment gains	$31.5	$5.0	$33.8	$19.5

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed, as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. These forward contracts are designated as fair value hedges for accounting purposes.

Foreign exchange unrealized gains on bonds of $0.8 million were offset by foreign exchange realized losses on forwards of $0.8 million for the three and six months ended June 30, 2011 and are reflected in realized gains and losses in the Consolidated Statements of Income (Loss) and in the table above. As of June 30, 2011, we hedged $5.0 million of certain holdings in non-U.S. denominated fixed maturity investments with the same amount of foreign exchange forward contracts.

We entered into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in Other investments. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income (Loss). The fair value of the currency forward contracts as of June 30, 2011 was $5.2 million. For the three and six months ended June 30, 2011, we recognized $3.9 million in realized gains from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At June 30, 2011, the amortized cost and fair value of investments on deposit with U.S. and various other regulatory agencies for regulatory purposes and reinsurance were $243.5 million and $256.0 million, respectively.

Investments with an amortized cost of $183.2 million and fair value of $187.4 million were pledged as collateral in support of irrevocable letters of credit at June 30, 2011. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $31.7 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s in the amount of $127.5 million.

At June 30, 2011, our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$127.5
Fixed maturities, at fair value	121.0
Short-term investments, at fair value	0.9

Total securities and letters of credit pledged to Lloyd’s	$249.4

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

We receive fair value prices from independent pricing services and our independent investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2011. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the six month period ended June 30, 2011.

Equity Securities Level 1: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, we obtain fair value measurements from a third party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 2: We own an interest in a mutual fund that is reported at fair value utilizing Level 2 inputs. The valuation is based on the fund’s net asset value per share, determined weekly and at the end of each month. The underlying assets in the fund are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

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

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the six months ended June 30, 2011.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturity section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the six months ended June 30, 2011.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 have been categorized as follows:

(in millions)	June 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$440.7	$153.9	$286.8	$0.0
Non-U.S. Governments	35.9	0.0	35.9	0.0
Obligations of states and political subdivisions	617.4	0.0	617.4	0.0
Credit-Financial	444.0	0.0	443.3	0.7
Credit-Industrial	408.6	0.0	408.6	0.0
Credit-Utility	179.2	0.0	179.2	0.0
Structured securities:
CMO/MBS-agency	562.4	0.0	562.4	0.0
CMO/MBS-non agency	34.7	0.0	34.7	0.0
CMBS	184.1	0.0	184.1	0.0
ABS-residential	15.5	0.0	15.5	0.0
ABS-non residential	81.7	0.0	81.7	0.0
Foreign denominated:
Governments	208.0	0.0	208.0	0.0
Credit	100.7	0.0	100.7	0.0

Total fixed maturities	3,312.9	153.9	3,158.3	0.7
Equity securities	375.9	314.1	50.7	11.1
Other investments	111.1	0.0	111.1	0.0
Short-term investments	384.0	376.6	7.4	0.0

	$4,183.9	$844.6	$3,327.5	$11.8

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

	December 31, 2010	Fair Value Measurements at Reporting Date Using
(in millions)		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$440.8	$146.2	$294.6	$0.0
Non-U.S. Governments	6.4	0.0	6.4	0.0
Obligations of states and political subdivisions	653.3	0.0	653.3	0.0
Credit-Financial	381.1	0.0	380.4	0.7
Credit-Industrial	395.1	0.0	395.1	0.0
Credit-Utility	170.8	0.0	170.8	0.0
Structured securities:
CMO/MBS-agency	699.1	0.0	699.1	0.0
CMO/MBS-non agency	38.3	0.0	38.3	0.0
CMBS	149.0	0.0	149.0	0.0
ABS-residential	17.1	0.0	17.1	0.0
ABS-non residential	130.1	0.0	130.1	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	73.6	0.0	73.6	0.0

Total fixed maturities	3,361.4	146.2	3,214.5	0.7
Equity securities	324.5	253.3	50.2	21.0
Other investments	91.0	0.0	91.0	0.0
Short-term investments	375.3	369.0	6.3	0.0

	$4,152.2	$768.5	$3,362.0	$21.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2011 and December 31, 2010 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$21.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	9.7	9.7
Included in other comprehensive income	0.0	(7.6)	(7.6)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(12.0)	(12.0)
Settlements	0.0	0.0	0.0

Ending balance, June 30, 2011	$0.7	$11.1	$11.8

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3	0.0	7.7	7.7
Transfers out of Level 3	0.0	(1.3)	(1.3)
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.0	1.8	1.8
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(1.2)	(1.2)
Settlements	0.0	0.0	0.0

Ending balance, December 31, 2010	$0.7	$21.0	$21.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$0.0	$0.0	$0.0

At June 30, 2011, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

4.	Shareholders’ Equity

On May 3, 2011 and May 5, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On June 15, 2011 and 2010, we paid $3.3 million and $3.6 million to our shareholders of record on June 1, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we have paid cash dividends totaling $6.7 million and $7.3 million to our shareholders. On August 5, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on September 15, 2011 to our shareholders of record on September 1, 2011.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization (“2007 Repurchase Authorization”), which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through June 30, 2011, we have repurchased 3,923,389 shares of our common stock at an average price of $33.50 for a total cost of $131.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2011, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $145.0 million.

A summary of activity from January 1, 2011 through June 30, 2011 follows.

Under a Securities Exchange Act of 1934 Rule 10b5-1 trading plan that was initiated on December 15, 2010, from January 1, 2011 through the last day in the transaction period, February 22, 2011, we repurchased 406,290 shares at an average price of $36.59 for a total cost of $14.8 million. These purchases were authorized under the 2007 Repurchase Authorization.

Under another Securities Exchange Act of 1934 Rule 10b5-1 trading plan that was initiated on March 15, 2011, from March 16, 2011 through the last day in the transaction period, April 27, 2011, we repurchased 123,539 shares at an average price of $32.02 for a total cost of $4.0 million.

For the three and six months ended June 30, 2011, we repurchased 0 and 30,000 common shares on the open market for $0 and $1.0 million, respectively.

5.	Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2011	2010	2011	2010
Net income (loss)	$22.8	$26.1	$(71.7)	$46.8
Weighted average common shares outstanding - basic	27,340,450	29,878,173	27,444,673	30,249,848
Effect of dilutive securities
Equity compensation awards	345,087	400,359	0	316,597

Weighted average common shares outstanding - diluted	27,685,537	30,278,532	27,444,673	30,566,445

Net income (loss) per common share - basic	$0.83	$0.87	$(2.61)	$1.55

Net income (loss) per common share - diluted	$0.82	$0.86	$(2.61)	$1.53

Excluded from the weighted average common shares outstanding calculation at June 30, 2011 and 2010 are 3,923,389 shares and 1,341,991 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended June 30, 2011, equity compensation awards to purchase 1,259,350 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2012 through 2018. For the six months ended June 30, 2011, the equity compensation awards are excluded from the calculation of diluted earnings per common share because the net loss would cause their effect to be anti-dilutive. For the three and six months ended June 30, 2010, equity compensation awards to purchase 956,323 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2016.

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

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the Private Placement lawsuit or any other future proceedings regarding the alleged facts and circumstances described above, nor can we currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, we are unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. Argo Group has insurance protection that may cover a portion of any potential loss or legal costs, but a settlement above the coverage limits could impact our financial position and results of operations.

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

Argo Group’s subsidiaries are parties to other legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

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

We also have operations in Belgium, Switzerland, Brazil, France and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Current tax provision	$0.7	$7.1	$0.4	$19.0
Deferred tax provision (benefit) related to:
Future tax deductions	9.3	(0.8)	6.7	0.3
Valuation allowance change	(0.3)	(0.3)	(0.5)	(0.5)

Income tax provision	$9.7	$6.0	$6.6	$18.8

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Income tax provision at expected rate	$14.4	$11.2	$9.8	$24.2
Tax effect of:
Tax-exempt interest	(1.4)	(1.2)	(2.9)	(3.2)
Dividends received deduction	(0.4)	(0.4)	(1.1)	(0.7)
Valuation allowance change	(0.3)	(0.3)	(0.5)	(0.5)
Other permanent adjustments, net	0.0	0.0	0.9	0.1
Adjustment for annualized rate	(1.1)	(0.3)	(1.0)	(0.8)
United States state tax benefit	(0.2)	(0.1)	(0.4)	(0.1)
Other foreign adjustments	0.0	0.1	0.0	0.1
Foreign exchange adjustments	(1.3)	(3.0)	1.8	(0.3)

Income tax provision	$9.7	$6.0	$6.6	$18.8

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At June 30,

2011, we had a total net deferred tax asset of $29.0 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $32.2 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.5 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the six months ended June 30, 2011, the valuation allowance included in “Deferred tax liabilities, net” in the Consolidated Balance Sheet was reduced by $0.5 million pertaining to the utilization of the PXRE loss carryforwards and was increased by $0.4 million pertaining to the Brazil operations.

We have no material unrecognized tax benefits as of June 30, 2011. Tax years ended December 31, 2007 through December 31, 2010, as related to our United States subsidiaries, are open for examination by the Internal Revenue Service. Tax years ended December 31, 2008 through December 31, 2010 are open for examination by Her Majesty’s Revenue and Customs in respect to our United Kingdom entities.

8.	Equity-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the six months ended June 30, 2011 and 2010:

	2011	2010
Risk-free rate of return	1.48% to 2.07%	1.93% to 2.65%
Expected dividend yields	1.37% to 1.46%	1.57% to 1.65%
Expected award life (years)	5.05 to 5.07	1.00 to 5.04
Expected volatility	32.2%	31.3% to 31.6%

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

A summary of option activity under the 2007 Plan as of June 30, 2011, and changes during the six months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	447,603	$36.28
Granted	84	$39.19
Exercised	(3,104)	$35.23
Expired or forfeited	(30,932)	$36.99

Outstanding at June 30, 2011	413,651	$36.69

Options outstanding under this plan vest over a one to five year period, subject to continued employment. Expense recognized under this plan for share options was $0.6 million for each of the six months ended June 30, 2011 and 2010. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income (Loss). For the six months ended June 30, 2011, cash payments received related to the settlement of options exercised under the 2007 Plan (net of any related tax payments) were not significant. Unamortized expense for these options was $1.3 million as of June 30, 2011.

A summary of restricted share activity under the 2007 Plan as of June 30, 2011, and changes during the six months then ended are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	102,243	$30.11
Granted	91,775	$29.19
Vested and issued	(28,499)	$24.23
Expired or forfeited	(17,557)	$31.80

Outstanding at June 30, 2011	147,962	$27.66

The restricted shares will vest over three to five years. Expense recognized under this plan for the restricted shares was $0.8 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $4.4 million of total unrecognized compensation cost related to restricted shares granted by us.

A summary of stock-settled SARs activity under the 2007 Plan as of June 30, 2011, and changes during the six months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	630,947	$28.22
Granted	403,518	$32.50
Exercised	(4,897)	$28.06
Expired or forfeited	(130,703)	$28.12

Outstanding at June 30, 2011	898,865	$30.16

The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of Argo Group’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.6 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $5.4 million of total unrecognized compensation cost related to stock-settled SARs we granted.

A summary of cash-settled SARs activity under the 2007 Plan as of June 30, 2011, and changes during the six months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	659,224	$28.25
Granted	557,649	$32.51
Exercised	(18,839)	$28.08
Expired or forfeited	(102,119)	$28.51

Outstanding at June 30, 2011	1,095,915	$30.40

The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be re-valued at each reporting period. Due to the decline in our stock price from December 31, 2010 to June 30, 2011, the revaluation of the cash-settled SARs resulted in a $1.3 million reduction to expense. Expense recognized for the cash-settled SARs totaled $1.1 million for the six months ended June 30, 2010. As of June 30, 2011, there was $4.2 million of total unrecognized compensation cost related to cash-settled SARs we granted.

Argo Group’s 2008 Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuates daily thereafter on that same basis. Distributions from the Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under this plan, we recorded compensation expense of $0.2 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Argonaut Group’s Share-Based Payment Plans

Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of June 30, 2011, and changes during the six months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	459,434	$36.80
Granted	0	$0.00
Exercised	(9,808)	$29.25
Expired or forfeited	(30,811)	$49.55

Outstanding at June 30, 2011	418,815	$36.04

The compensation expense recorded for options outstanding was $0.2 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, we received cash payments of $0.3 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. The options granted under the Amended Plan will fully vest in August 2011.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $128.4 million and $249.9 million as of June 30, 2011 and 2010, respectively:

	For the Six Months Ended June 30,
(in millions)	2011	2010
Net beginning of the year	$2,253.0	$2,213.2
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	461.2	448.3
Prior accident years	3.6	(20.3)

Losses and LAE incurred during calendar year, net of reinsurance	464.8	428.0

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	78.5	71.2
Prior accident years	282.6	326.1

Losses and LAE payments made during current calendar year, net of reinsurance:	361.1	397.3

Additional participation interest (1)	31.2	44.6
Foreign exchange adjustments	13.4	(21.9)

Net reserves - end of period	2,401.3	2,266.6

Add:
Reinsurance recoverable on unpaid losses and
LAE, end of period	954.8	948.1

Gross reserves - end of period	$3,356.1	$3,214.7

(1)	Amount represents additional reserves due to increased syndicate participation.

Included in losses and LAE for the six months ended June 30, 2011 was $3.6 million in unfavorable prior years’ loss reserve development comprised of the following: $2.2 million of net favorable development in the Excess and Surplus Lines segment resulting from $3.1 million of favorable development related to casualty and professional liability lines of business partially offset by $0.9 million of unfavorable development related to property lines of business; $0.8 million of net unfavorable development in the Commercial Specialty segment primarily driven by unfavorable development in general liability and an increase in the reserves for one large property claim partially offset by favorable development in an assumed Directors and Officers program and workers compensation; $3.8 million of favorable development in the International Specialty segment (formerly the Reinsurance segment) primarily attributable to short-tail non-catastrophe losses; $11.6 million of unfavorable development in the Syndicate 1200 segment (formerly the International Specialty segment) primarily attributable to $9.2 million of unfavorable development in the liability lines of business driven by deterioration in the professional indemnity and general liability classes of business related to a small number of specific claims and a release in future reinsurance recoveries, coupled with $2.3 million of unfavorable development related to property lines of business; and $2.8 million of net favorable development in the Run-off Lines segment primarily driven by the collection of a contribution settlement with another insurer for a California workers compensation indemnity claim and, favorable development on legacy PXRE claims, partially offset by unfavorable development in the asbestos and environmental lines due to the settlement of a disputed reinsurance recoverable balance.

Included in losses and LAE for the six months ended June 30, 2010 was $20.3 million in favorable prior years’ loss reserve development comprised of the following: $7.8 million of net favorable development in the Excess and Surplus Lines segment driven by favorable development related to casualty and professional liability lines of business partially offset by unfavorable development related to property lines of business; $3.5 million of net favorable development in the Commercial Specialty segment driven by favorable development primarily in workers compensation and property lines of business partially offset by unfavorable development in liability lines of business; $11.9 million of favorable development in the International Specialty segment (formerly the Reinsurance segment) comprised of $11.0 million attributable to short-tail non-catastrophe losses, and $0.9 million attributable to Hurricanes Ike and Gustav; $3.5 million of net unfavorable development in the Syndicate 1200 segment (formerly the International Specialty segment) attributable to $13.1 million unfavorable development related to liability lines of business partially offset by $9.6 million favorable development related to property lines of business; and $0.6 million of net favorable development in the Run-off Lines segment driven by $1.1 million of favorable development on legacy PXRE claims partially offset by $0.5 million of unfavorable development related to risk management run-off reserves.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

10.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Commissions	$50.1	$55.9	$94.1	$116.7
General expenses	50.2	49.2	102.1	100.6
Premium taxes, boards and bureaus	6.5	5.7	11.7	12.6

	106.8	110.8	207.9	229.9
Net (deferral) amortization of policy acquisition costs	(3.2)	6.6	1.7	15.0

Total underwriting, acquisition and insurance expenses	$103.6	$117.4	$209.6	$244.9

Included in general expenses for the six months ended June 30, 2011 is $4.0 million of expense related to the write-off of certain uncollectible balances in reinsurance recoverables on paid losses. Partially offsetting these expenses were a recovery of $0.9 million for reinsurance recoverable amounts previously written off and a reversal of $1.3 million, $0.5 million in the three months ended June 30, 2011 and $0.8 million in the three months ended March 31, 2011, to adjust the allowance for doubtful accounts on premiums receivable.

Included in general expenses for the six months ended June 30, 2010 was $2.1 million of bad debt expense due to management increasing the allowance for reinsurance recoverable balances in the first quarter of 2010.

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

As a result of a group reinsurance coverage entered into in June 2011, we have recorded $16.3 million in ceded written premium and recognized $0.4 million in ceded earned premiums in the Corporate and Other Segment.

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

Revenue and income (loss) before income taxes for each segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Revenue:
Earned premiums
Excess and Surplus Lines	$101.7	$124.6	$206.2	$253.8
Commercial Specialty	73.8	88.0	150.8	172.6
International Specialty	25.6	25.2	54.8	49.9
Syndicate 1200	70.5	86.6	120.9	171.5
Run-off Lines	0.1	0.1	0.4	0.2
Corporate and Other	(0.4)	0.0	(0.4)	0.0

Total earned premiums	271.3	324.5	532.7	648.0
Net investment income
Excess and Surplus Lines	14.3	14.6	29.2	29.3
Commercial Specialty	7.1	7.1	14.4	14.9
International Specialty	3.2	1.9	5.9	4.0
Syndicate 1200	4.8	3.3	9.0	6.7
Run-off Lines	3.4	4.5	7.3	9.1
Corporate and Other	0.1	1.7	0.5	2.9

Total net investment income	32.9	33.1	66.3	66.9
Fee income (expense), net	0.3	(0.2)	0.4	0.3
Realized investment gains, net	31.5	5.0	33.8	19.5

Total revenue	$336.0	$362.4	$633.2	$734.7

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Income (loss) before income taxes
Excess and Surplus Lines	$9.9	$15.5	$21.3	$28.2
Commercial Specialty	(12.4)	(2.1)	(6.5)	5.8
International Specialty	1.6	7.0	(51.3)	14.6
Syndicate 1200	3.3	(2.2)	(43.3)	(12.9)
Run-off Lines	6.6	3.5	3.8	3.9

Total segment income (loss) before taxes	9.0	21.7	(76.0)	39.6
Corporate and Other	(8.0)	5.4	(22.9)	6.5
Realized investment gains, net	31.5	5.0	33.8	19.5

Total income (loss) before income taxes	$32.5	$32.1	$(65.1)	$65.6

The following table represents identifiable assets as of June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
Excess and Surplus Lines	$2,377.5	$2,340.9
Commercial Specialty	1,294.6	1,300.0
International Specialty	670.5	500.2
Syndicate 1200	1,523.9	1,574.1
Run-off Lines	563.0	639.1
Corporate and Other	84.2	134.2

Total	$6,513.7	$6,488.5

Included in the Syndicate 1200 segment (formerly the International Specialty segment) at June 30, 2011 and December 31, 2010 are $506.3 million and $651.8 million, respectively, in assets associated with trade capital providers.

12.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $10.1 million and $9.4 million during the six months ended June 30, 2011 and 2010, respectively.

Income taxes recovered. We recovered income taxes of $0.2 million during the six months ended June 30, 2011. During the same period in 2010, $2.6 million of income taxes was recovered. This recovery, reflected in “Current income taxes receivable, net,” was applied against our 2010 estimated tax payments.

Interest paid. Interest paid for the six months ended June 30, was as follows:

	For the Six Months Ended June 30,
(in millions)	2011	2010
Junior subordinated debentures	$9.3	$9.9
Other indebtedness	1.7	1.4

Total interest paid	$11.0	$11.3

13.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2011 and December 31, 2010, the carrying values of premiums receivable over 90 days were $16.7 million and $18.9 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At June 30, 2011 and December 31, 2010, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at June 30, 2011 and December 31, 2010, the carrying values over 90 days were $21.3 million and $28.7 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts for premiums receivable was $2.8 million and $4.6 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.8 million and $11.1 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0.4 million at June 30, 2011 and December 31, 2010, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.2 million and $0.4 million at June 30, 2011 and December 31, 2010, respectively. The carrying value of aged receivables, net of allowances for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Long-term debt. At June 30, 2011 and December 31, 2010, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At June 30, 2011 and December 31, 2010, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at June 30, 2011 and December 31, 2010 is shown below:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$218.4	$311.5	$197.5
Other indebtedness:
Floating rate loan stock	67.4	39.3	64.2	31.8
Note payable	0.8	0.7	0.8	0.6

	$379.7	$258.4	$376.5	$229.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010, and also a discussion of our financial condition as of June 30, 2011. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 28, 2011, including the audited Consolidated Financial Statements and notes thereto.

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

Generally, it is our policy to communicate events that may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in the investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that are believed to have no material adverse impact on our results of operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$406.7	$435.3	$754.5	$839.8

Earned premiums	$271.3	$324.5	$532.7	$648.0
Net investment income	32.9	33.1	66.3	66.9
Fee income (expense), net	0.3	(0.2)	0.4	0.3
Realized investment gains, net	31.5	5.0	33.8	19.5

Total revenue	$336.0	$362.4	$633.2	$734.7

Income (loss) before income taxes	$32.5	$32.1	$(65.1)	65.6
Provision for income taxes	9.7	6.0	6.6	18.8

Net income (loss)	$22.8	$26.1	$(71.7)	$46.8

Loss ratio	70.4%	66.5%	87.3%	66.0%
Expense ratio	38.2%	36.2%	39.3%	37.8%

Combined ratio	108.6%	102.7%	126.6%	103.8%

The decline in consolidated gross written and earned premiums for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to continued competition, declining rates and the discontinuation of writing certain programs and the revision of the underwriting guidelines in the Commercial Specialty and the Syndicate 1200 segments. Consolidated gross written and earned premiums declined across all segments, except the International Specialty (formerly Reinsurance segment) segment, which increased primarily due to reinstatement premiums resulting from 2011 catastrophes. Most of our product lines have continued to be impacted by increased competition and/or reduced rates.

Consolidated net investment income decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to a decline in the average investment assets balances for the periods in 2011 as compared to 2010 due to lower invested asset balances at the end of the first – beginning of the second quarters of 2011. Total invested assets at June 30, 2011 and 2010 were $4,132.3 million and $4,085.1 million, respectively, net of $166.6 million and $170.9 million of invested assets attributable to the Syndicate 1200 segment’s trade capital providers.

Consolidated realized investment gains, net increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to repositioning of the investment portfolio. Realized gains, net for the equity portfolio totaled $13.8 million and $14.1 million for the three and six months ended June 30, 2011, respectively, primarily attributable to $9.6 million in realized gains from an equity holding that had a minimal basis, coupled with the realization of gains on other select equity securities. Realized gains, net from the fixed maturities portfolio totaled $10.2 million and $12.8 million for the three and six months ended June 30, 2011, primarily within the corporate and foreign government bond holdings.

During the three months ended June 30, 2011, we purchased foreign currency future forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) will be recognized in realized investment gains, net. For the three and six months ended June 30, 2011, we recognized foreign currency exchange losses of $3.5 million and $3.6 million, respectively, related to the loss reserves recorded for these events which were offset by $3.9 million in realized gains from the currency forward contracts. The foreign currency exchange losses related to these loss reserves and the realized gains from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $191.0 million and $215.9 million for the three months ended June 30, 2011 and 2010, respectively. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $31.5 million in catastrophe losses primarily resulting from United States storms, including the Alabama (Cat 46) and Joplin, Missouri (Cat 48) tornados. Partially offsetting these current accident year losses was $1.1 million in net favorable development on prior accident year loss reserves, primarily in the workers compensation lines, partially offset by unfavorable loss reserve development in the Syndicate 1200 segment’s liability lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2010 was approximately $20.0 million for spring storm losses in the United States, additional losses related to the Chilean earthquake and the Deepwater Horizon incident in the Gulf of Mexico. Partially offsetting these 2010 current accident year losses was $9.3 million in net favorable development on prior accident year loss reserves, primarily in the general liability and reinsurance nonproportional assumed property lines, partially offset by unfavorable loss reserve development in the Syndicate 1200 segment.

Consolidated losses and loss adjustment expenses were $464.8 million and $428.0 million for the six months ended June 30, 2011 and 2010, respectively. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $144.1 million in catastrophe losses primarily related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Australian flooding and United States storms. Included in losses and loss adjustment expenses for the six months ended June 30, 2010 was approximately $50.0 million resulting from storm losses in the United States, the Chilean and Haitian earthquakes and the Deepwater Horizon incident. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $3.6 million in net unfavorable loss reserve development on prior accident years compared to $20.3 million in net favorable loss reserve development on prior accident years for the same period in 2010. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the six months ended June 30, 2011:

		Net Reserve
		Development	Percent of
	2010 Net	(Favorable)/	2010 Net
(in millions)	Reserves	Unfavorable	Reserves
General liability	$990.2	$(2.2)	-0.2%
Workers compensation	414.7	(8.9)	-2.1%
Commercial multi-peril	183.9	7.4	4.0%
Commercial auto liability	159.2	(2.7)	-1.7%
Reinsurance - nonproportional assumed property	87.5	(3.9)	-4.5%
Special property	15.9	0.9	5.7%
Syndicate 1200 property	202.1	2.3	1.1%
Syndicate 1200 liability	186.7	9.2	4.9%
All other lines	12.8	1.5	11.7%

Total	$2,253.0	$3.6	0.2%

In determining appropriate reserve levels for the six months ended June 30, 2011, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Since accident year 2007, pricing for our products have been under significant competition and management’s expectation is that profitability for certain lines of business decreased accordingly yet loss costs have not decreased proportionately.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. The estimated losses related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Australian flooding and United States storms occurring during the six months ended June 30, 2011 are based on information currently available from portfolio modeling and assessments of the exposures insured under individual policies and industry loss estimates. Due to the preliminary nature of the information used to determine the estimated losses and the uncertainties surrounding the industry loss estimates, the ultimate cost to the Company from these events may differ materially from the current estimate. Other examples of these uncertainties impacting the estimation of loss reserves include growth in loss reserves over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at June 30, 2011, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,356.1 million (including $202.0 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), and $3,214.7 million (including $179.8 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), as of June 30, 2011 and 2010, respectively. Management has recorded its best estimate of loss reserves as of June 30, 2011 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $103.6 million and $209.6 million for the three and six months ended June 30, 2011, respectively, compared to $117.4 million and $244.9 million for the same periods in 2010. The increase in the expense ratios in 2011 as compared to 2010 was primarily due to decreased premium volumes having more impact on the ratio than the decrease in expenses.

Consolidated interest expense was comparable at $5.5 million for each of the three months ended June 30, 2011 and 2010. Consolidated interest expense decreased from $11.5 million for the six months ended June 30, 2010 to $10.9 million for the same period ended 2011 due to reduced interest rates in 2011 as compared to 2010.

Consolidated foreign currency exchange losses were $3.4 million and $13.0 million for the three and six months ended June 30, 2011 compared to foreign currency exchange gains of $8.5 million and $15.3 million for the same periods ended 2010. Foreign currency exchange (gains) losses represent the conversion into U.S. Dollars of transactions that are settled in currencies other than U.S. Dollars. Included in realized foreign currency exchange losses for the three and six months ended June 30, 2011 were $3.6 million and $3.9 million in foreign currency exchange losses primarily resulting from loss reserves for the New Zealand and Japan earthquakes and the Australian floods. As noted above, foreign currency exchange losses of $3.5 million and $3.6 million for the three and six months ended June 30, 2011 were offset by $3.9 million recorded in realized investment gains, net resulting from foreign currency hedges entered into in the second quarter of 2011.

Consolidated provision for income taxes were $9.7 million and $6.6 million for the three and six months ended June 30, 2011 compared to $6.0 million and $18.8 million for the same periods ended 2010. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision (benefit) for income taxes represents taxes on net income (loss) for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. For the six months ended June 30, 2011, the tax provision generated by our operations based in the United States was more than offset by tax benefits for our operations based in the United Kingdom.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$131.5	$144.0	$239.3	$270.9

Earned premiums	$101.7	$124.6	$206.2	$253.8
Losses and loss adjustment expenses	70.9	80.3	139.9	164.6
Underwriting, acquisition and insurance expenses	33.1	41.9	70.2	87.0

Underwriting (loss) income	(2.3)	2.4	(3.9)	2.2
Net investment income	14.3	14.6	29.2	29.3
Interest expense	(2.1)	(1.5)	(4.0)	(3.3)

Income before income taxes	$9.9	$15.5	$21.3	$28.2

Loss ratio	69.6%	64.4%	67.8%	64.9%
Expense ratio	32.6%	33.6%	34.0%	34.3%

Combined ratio	102.2%	98.0%	101.8%	99.2%

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

The increases in the loss ratios for the three and six months ended June 30, 2011 as compared to the same periods in 2010 were primarily attributable to increased catastrophe losses in 2011 as compared to 2010 and a reduction of favorable development on prior year accident reserves. Included in losses and loss adjustment expenses for the three and six months ended June 30, 2011 was $5.3 million and $5.4 million, respectively, in catastrophe losses resulting from storms in the United States, including $1.6 million in the three months ended June 30, 2011, resulting from the Alabama and Joplin, Missouri tornados. Catastrophe losses for the three and six months ended June 30, 2010 were $2.3 million and $2.8 million, respectively, resulting from storms in the United States. Additionally, included in losses and loss adjustment expense for the three months ended June 30, 2011 was $2.0 million in net favorable reserve development for prior accident years primarily within the casualty and professional lines and property lines. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $2.2 million in net favorable reserve development for prior accident years consisting of $3.1 million in favorable development in the casualty and professional lines, partially offset by $0.9 million in unfavorable development in the property lines. Included in losses and loss adjustment expense for the three and six months ended June 30, 2010 was $6.4 million and $7.8 million in net favorable reserve development for prior accident years, primarily within the casualty and liability lines. Loss reserves for the Excess and Surplus lines segment were $1,329.7 million and $1,379.1 million as of June 30, 2011 and 2010, respectively.

The decrease in the expense ratios for the three and six months ended June 30, 2011 as compared to 2010 was primarily attributable to a reduction of overhead and administrative expenses in response to the declining premiums volume.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$88.2	$94.0	$183.2	$191.9

Earned premiums	$73.8	$88.0	$150.8	$172.6
Losses and loss adjustment expenses	65.5	68.9	114.2	124.9
Underwriting, acquisition and insurance expenses	26.4	27.2	54.6	55.0

Underwriting loss	(18.1)	(8.1)	(18.0)	(7.3)
Net investment income	7.1	7.1	14.4	14.9
Interest expense	(1.2)	(1.0)	(2.4)	(2.1)
Fee (expense) income, net	(0.2)	(0.1)	(0.5)	0.3

(Loss) income before income taxes	$(12.4)	$(2.1)	$(6.5)	$5.8

Loss ratio	88.9%	78.3%	75.7%	72.4%
Expense ratio	35.7%	30.9%	36.2%	31.8%

Combined ratio	124.6%	109.2%	111.9%	104.2%

The decrease in gross written and earned premiums for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily attributable to the discontinued hotel/motel, religious institution, and First Insurance Company of Hawaii programs and underwriting actions in the grocery and restaurant programs within the

Argo Insurance U.S. Retail business unit. Earned premiums for Argo Insurance U.S. Retail decreased from $61.5 million for the six months ended June 30, 2010 to $45.4 million (excludes $3.3 million reinstatement premium) for the same period in 2011. Additionally, earned premiums for the three and six months ended June 30, 2011 were reduced for $3.6 million dollars of reinstatement premium related to storm activity and $1.3 million dollars of reinstatement premium on surety reinsurance contracts.

Included in the loss ratio for the three months ended June 30, 2011, was $10.8 million of catastrophe losses resulting from storm activity in the United States, including $5.9 million from the Alabama and Joplin, Missouri tornados. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $2.5 million of net unfavorable loss reserve development on prior accident years. This net unfavorable development was primarily attributable to adverse development in the general liability line of business and an increase in the reserves for one large property claim, partially offset by favorable development in the workers compensation line of business. The loss ratio for the three months ended June 30, 2010, included $10.3 million of losses from storm activity and higher than expected severity in the grocery product line within Argo Select. Included in losses and loss adjustment expenses for the three months ended June 30, 2010 was $2.2 million of net favorable loss reserve development on prior accident years. This net favorable development was primarily attributable to the workers compensation and property lines of business, partially offset by adverse development in the liability lines.

Included in the loss ratio for the six months ended June 30, 2011 was $11.2 million of catastrophe losses resulting from storm activity in the United States. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $0.8 million of net unfavorable loss reserve development on prior accident years. This development arises primarily from adverse development in the general liability line of business and one large property claim offset by favorable development in an assumed Directors and Officers program and the workers compensation line of business. For the six months ended June 30, 2010 losses and loss adjustment expenses include total storm activity losses of $13.3 million. Included in losses and loss adjustment expenses for the six months ended June 30, 2010 was $3.5 million of net favorable loss reserve development on prior accident years. This development arises primarily from the workers compensation and property lines of business, and is partially offset by adverse development in the liability lines. Loss reserves for the Commercial Specialty segments were $628.2 million and $624.5 million at June 30, 2011 and 2010, respectively.

The increase in the expense ratio for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to lower premium volumes driven by $4.9 million of reinstatement premium as well as a reduction of contingent commission and policyholder dividend accruals related to 2010 activity. The increase in the expense ratio for the six months ended June 30, 2011 as compared to the same period in 2010 was also impacted by the reinstatement premiums and reduced contingent commission in 2010 discussed above as well as by increased administrative costs associated with the start up of a new underwriting platform.

Net fee (expense) income consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions. The segment recorded a loss of $0.2 million and $0.5 million for the three and six months ended June 30, 2011 compared to a loss of $0.1 million and net fee income of $0.3 million for the same periods in 2010. The decrease for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily driven by contingent commission revenue recognized in 2010 but not in 2011 as well as increased brokerage operating expenses incurred for a new program launched in the latter part of 2010.

International Specialty (formerly Reinsurance): The following table summarizes the results of operations for the International Specialty segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$63.2	$70.0	$131.1	$127.8

Earned premiums	$25.6	$25.2	$54.8	$49.9
Losses and loss adjustment expenses	18.2	11.5	95.9	21.7
Underwriting, acquisition and insurance expenses	8.2	7.8	14.5	15.8

Underwriting (loss) income	(0.8)	5.9	(55.6)	12.4
Net investment income	3.2	1.9	5.9	4.0
Interest expense	(0.8)	(0.8)	(1.6)	(1.8)

Income (loss) before income taxes	$1.6	$7.0	$(51.3)	$14.6

Loss ratio	71.0%	45.6%	175.0%	43.4%
Expense ratio	32.0%	31.0%	26.4%	31.7%

Combined ratio	103.0%	76.6%	201.4%	75.1%

Gross written premiums decreased for the three months ended June 30, 2011 as compared to 2010 as a large contract that ordinarily renews during this period was extended and renewed subsequent to June 30, 2011. Gross written premiums for the six months ended June 30, 2011 as compared to 2010 increased due to the continued growth of the excess casualty and professional lines unit. Earned premiums for the three and six months ended June 30, 2011 increased as compared to the same periods in 2010 due to premiums received as a result of policies reinstating after first and second quarter catastrophe losses. Continued growth in the excess casualty and professional lines unit also contributed to the increase in earned premiums. Earned premiums for the property catastrophe reinsurance unit increased to $21.5 million and $46.7 million for the three and six months ended June 30, 2011 and included $1.5 million and $5.8 million of reinstatement premiums. Earned premiums for the property catastrophe lines were $20.7 million and $42.0 million for the same periods in 2010 and included $1.2 million and $2.4 million of reinstatement premiums. The excess casualty and professional lines unit contributed earned premiums of $4.0 million and $7.9 million for the three and six month periods ended June 30, 2011 compared to $3.2 million and $6.0 million for the same periods in 2010.

Included in losses and loss adjustment expenses for the three months ended June 30, 2011 were $12.4 million of catastrophe losses primarily attributable to the Alabama and the Joplin, Missouri tornados. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 were $84.7 million of catastrophe losses related to the Japan earthquake and tsunami, the Christchurch earthquake, the Brisbane, Australia floods and the Alabama and Joplin tornados. Partially offsetting these losses was $1.8 million and $3.8 million for the three and six months ended June 30, 2011, respectively, in favorable loss reserve development on prior accident years, primarily attributable to non-catastrophe losses. Included in losses and loss adjustment expenses for the three and six months ended June 30, 2010 was $5.7 million and $16.7 million in losses resulting from the Chilean earthquake in February 2010 and the Deepwater Horizon incident. Included in losses and loss adjustment expenses for the three and six months ended June 30, 2010 was $6.3 million and $11.9 million, respectively, in favorable loss reserve development on prior accident years, primarily attributable to non-catastrophe losses. Loss reserves for the International Specialty segment were $219.7 million and $105.4 million at June 30, 2011 and 2010, respectively.

The expense ratios for the three and six months ended June 30, 2011 were 32.0% and 26.4%, respectively, compared to 31.0% and 31.7% for the same periods in 2010. The increase in the expense ratio for the three months ended June 30, 2011 as compared to 2010 was due to operating costs associated with a new business unit in Brazil. The decline in the expense ratio for the six months ended June 30, 2011 as compared to the same period ended 2010 was due to increased ceding commissions and an increase in earned premiums.

Syndicate 1200 (formerly International Specialty): The following table summarizes the results of operations for the Syndicate 1200 segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$123.8	$127.5	$200.5	$249.8

Earned premiums	$70.5	$86.6	$120.9	$171.5
Losses and loss adjustment expenses	41.7	55.0	117.6	117.4
Underwriting, acquisition and insurance expenses	29.9	36.2	54.9	72.1

Underwriting loss	(1.1)	(4.6)	(51.6)	(18.0)
Net investment income	4.8	3.3	9.0	6.7
Interest expense	(0.9)	(0.8)	(1.6)	(1.6)
Fee income (expense), net	0.5	(0.1)	0.9	—

Income (loss) before income taxes	$3.3	$(2.2)	$(43.3)	$(12.9)

Loss ratio	59.2%	63.5%	97.3%	68.5%
Expense ratio	42.3%	41.8%	45.4%	42.0%

Combined ratio	101.5%	105.3%	142.7%	110.5%

Earned premiums represent premiums earned on the portion of gross written premiums retained by the Company. In 2011, we increased our participation in Syndicate 1200 from 61% to 67%. For the three months ended June 30, 2011 and 2010, the property division wrote approximately $75.5 million and $81.9 million of gross written premiums, respectively. The casualty division wrote $23.9 million and $41.9 million for the same periods, and the specialty and aerospace divisions, which are new for 2011, wrote $22.7 million and $1.7 million, respectively. Discontinued lines accounted for the remaining $3.7 million of gross written premiums for the three months ended June 30, 2010.

For the six months ended June 30, 2011 and 2010, the property division wrote $123.5 million and $168.1 million of gross written premiums, respectively. The casualty division wrote $49.2 million and $78.5 million for the same periods, and the specialty and aerospace divisions wrote $25.6 million and $2.4 million for the six months ended June 30, 2011, respectively. Discontinued lines accounted for the remaining $3.2 million for the six months ended June 30, 2010.

The decrease in property written premiums in 2011 was driven by a planned reduction in property binder business and by significant competition in the direct and facultative markets. The decrease in casualty written premiums in 2011 was driven by the Company being more selective in accepting risks within a highly competitive marketplace. The decline in earned premiums in 2011 as compared to 2010 was primarily attributable to the reduction in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $4.5 million in catastrophe losses resulting from storms in the United States, including the Alabama and Joplin tornados, partially offset by $1.6 million reduction to the recorded losses for the 2011 New Zealand earthquake and the Japan earthquake. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $5.5 million of net unfavorable loss reserve development on prior accident years, primarily within the liability lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2010 was a $2.0 million reduction to loss expense resulting from the Chilean earthquake and $7.7 million of favorable loss reserve development on prior accident years within the property lines. Offsetting this favorable development was $13.1 million in unfavorable loss reserve development on prior accident years in the liability lines.

Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $42.8 million in catastrophe losses from the storms in the United States, the New Zealand and Japan earthquakes and the Australian floods. Additionally, included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $11.6 million of unfavorable loss reserve development on prior accident years primarily attributable to $9.2 million of unfavorable development related to liability lines of business and $2.3 million of unfavorable development related to property lines of business. The loss ratio for the first six months of 2010 includes $3.5 million of net unfavorable development attributable to $13.1 million unfavorable development related to liability lines of business driven by hospital liability losses offset by $9.6 million favorable development related to property lines of business and $16.8 million of catastrophe loss estimates for the Chilean and Haiti earthquakes that occurred in the first quarter of 2010.

Loss reserves as of June 30, 2011 were $752.9 million, which includes $202.0 million attributable to trade reinsurers, compared to $594.0 million, which includes $179.8 million of reserves attributable to the trade capital providers as of June 30, 2010.

The increase in the expense ratio for the three and six months ended June 2011 as compared to the same periods in 2010 was primarily attributable to the reduction in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income represents fees and profit commission derived from the management of third party capital for the Company’s underwriting syndicate at Lloyd’s. Fee income, net for the three months ended June 30, 2011 was $0.5 million compared to a net fee expense of $0.1 million for the same period in 2010 when fee income was more than offset by related expenses. Net fee income for the six months ended June 30, 2011 was $0.9 million compared to zero for the same period in 2010. The increased fee income for the three and six months ended June 30, 2011 was primarily due to a reduction in estimated profit commission in the same periods ended June 30, 2010.

Run-off Lines. The Company has discontinued underwriting certain lines of business, including those lines that were previously reported in Argo Group US, Inc.’s Risk Management segment and PXRE Reinsurance Limited (“PXRE”). As the Company no longer actively underwrites business within these programs, all current activity is related to the management of claims and other administrative functions.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. The Company regularly monitors the activity of claims within the Run-off Lines.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Earned premiums	$0.1	$0.1	$0.4	$0.2
Losses and loss adjustment (benefits) expenses	(5.3)	0.2	(2.8)	(0.6)
Underwriting, acquisition and insurance expenses	1.8	0.3	5.9	4.8

Underwriting income (loss)	3.6	(0.4)	(2.7)	(4.0)
Net investment income	3.4	4.5	7.3	9.1
Interest expense	(0.4)	(0.6)	(0.8)	(1.2)

Income before income taxes	$6.6	$3.5	$3.8	$3.9

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written. Earned premiums for the three and six months ended June 30, 2011 was primarily attributable to reinstatement premiums for the legacy PXRE property catastrophe reinsurance program.

Included in losses and loss adjustment expense for the three months ended June 30, 2011 was $5.3 million of net favorable loss reserve development on prior accident years’ reserves, primarily driven by workers compensation and the collection of a contribution settlement with another insurer for a California workers compensation indemnity claim. Included in losses and loss adjustment expense for the six months ended June 30, 2011 was $2.8 million of net favorable development in the Run-off Lines segment primarily driven by the collection of a contribution settlement with another insurer for a California workers compensation indemnity claim, and favorable development on legacy PXRE claims, partially offset by unfavorable development in the asbestos and environmental lines due to the settlement of a disputed reinsurance recoverable balance. Losses and loss adjustment expenses of $0.2 million for the three months ended June 30, 2010 were due to reserve discount unwinding in the workers compensation lines. Included in losses and loss adjustment expense for the six months ended June 30, 2010 was $1.1 million in favorable loss reserve development on prior accident years resulting from non-catastrophe reinsurance lines, partially offset by $0.5 million of unfavorable development due to reserve discount unwinding in the workers compensation lines. Loss reserves for the Run-off Lines were as follows:

	June 30,
(in millions)	2011		2010
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$90.2	$82.7	$122.7	$93.0
Incurred losses	2.5	2.0	—	—
Losses paid	(14.8)	(13.8)	(13.4)	(13.0)

Loss reserves - asbestos and environmental, end of the period	77.9	70.9	109.3	80.0
Risk management reserves	316.0	223.9	353.8	256.2
PXRE run-off reserves	25.1	25.1	38.0	37.9
Other run-off lines	6.6	6.4	10.6	10.4

Total loss reserves - Run-off Lines	$425.6	$326.3	$511.7	$384.5

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Underwriting expenses for the three months ended June 30, 2010 were reduced by $1.2 million due to the recovery of certain premiums receivable balances that were previously written off. Included in underwriting expense for the six months ended June 30, 2011 was $4.0 million due to the write off of certain reinsurance balances that were deemed uncollectible. Partially offsetting this expense was a $0.9 million recovery of a reinsurance recoverable balance that was previously written off. Included in underwriting expense for the six months ended June 30, 2010 was $2.1 million in bad debt expense due primarily to management establishing an allowance for a reinsurance recoverable balance that was in dispute.

Reinsurance

On June 17, 2011, we entered into an agreement with Loma Reinsurance Ltd. (“Loma Re”), a special purpose entity, to purchase fully collateralized reinsurance protection. Loma Re issued a $100 million catastrophe bond to collateralize its obligation for the coverage. Coverage provided by the bond incepts June 17, 2011, and runs for a period of 18 months. The bond provides protection against the occurrence of two or more and any combination of U.S. hurricanes, U.S. earthquakes, European windstorms, or Japan earthquakes. For activation, the bond establishes per occurrence minimum loss amounts and is triggered by a second and subsequent event that meets specific loss criteria.

As of June 30, 2011, we have recorded $16.3 million in ceded written premium and recognized $0.4 million in ceded earned premiums. Management views this transaction as a corporate reinsurance cover; therefore, the operating results from this transaction are reflected in the Corporate and Other segment.

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

For the six months ended June 30, 2011, net cash provided by operating activities was $2.0 million compared to $46.3 million of net cash used for the same period in 2010. The change from cash used for the six months ended June 30, 2010 to cash provided for the six months ended June 30, 2011 is primarily attributed to the following: the receipt of $16.8 million in 2011 from the settlement of an outstanding reinsurance recoverable balance; the rate of the decline in gross written and earned premiums being lower than the rate of the decline during the same period in 2010 and continued emphasis on expense control during the six months ended June 30, 2011.

From January 1, 2011 through June 30, 2011, we repurchased 559,829 shares of our common stock for a total cost of $19.8 million. Since 2008, when we first began buying back our common shares, through June 30, 2011, we have repurchased 3,923,389 shares of our common stock at an average price of $33.50 for a total cost of $131.4 million.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Inc. (“Argo Group US”), Argo International Holdings Limited, and Argo Underwriting Agency Limited (the "Borrowers") entered into a $150,000,000 Credit Agreement (“Credit Agreement”) with major money center banks. On July 22, 2011 the Borrowers entered into Amendment No. 2 to the Credit Agreement (the Credit Agreement Amendment) which increased the revolving credit facility under the Credit Agreement from $150 million to $170 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to repay all amounts outstanding under the Credit Agreement. Lenders holding more than 51% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.

Currently, we do not have an outstanding balance under the $170.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, we have a $0.2 million letter of credit issued and outstanding under the facility.

On June 30, 2011, Argo Group US received an extraordinary dividend in the amount of $30 million in cash from Rockwood Casualty Insurance Company, which is a primary direct subsidiary of Argo Group US.

On May 3, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On June 15, 2011, we paid $3.3 million to our shareholders of record on June 1, 2011. For the six months ended June 30, 2011, we have paid cash dividends totaling $6.7 million to our shareholders. On August 5, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on September 15, 2011 to our shareholders of record on September 1, 2011.

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

We also have operations in Belgium, Brazil, France, Ireland and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments and has a weighted average rating of AA. At June 30, 2011, 83.4% ($2.8 billion at fair value) of our portfolio was rated A or better, with 51.0% ($1.7 billion at fair value) of our portfolio rated AAA. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$434.3	$6.4	$—	$—	$440.7
Non-U.S. Governments	2.4	1.5	1.3	30.7	35.9
Obligations of states and political subdivisions	153.0	393.4	60.9	10.1	617.4
Credit-Financial	37.9	156.1	169.5	80.5	444.0
Credit-Industrial	3.3	21.2	123.2	260.9	408.6
Credit-Utility	—	16.6	37.9	124.7	179.2
Structured securities:
CMO/MBS-agency	562.4	—	—	—	562.4
CMO/MBS-non agency	23.3	1.1	0.6	9.7	34.7
CMBS	169.0	8.0	—	7.1	184.1
ABS-residential	2.1	0.1	1.8	11.5	15.5
ABS-non residential	80.2	1.1	0.4	—	81.7
Foreign denominated:
Governments	192.6	5.4	4.3	5.7	208.0
Credit	28.4	30.5	31.9	9.9	100.7

Total fixed maturities	$1,688.9	$641.4	$431.8	$550.8	$3,312.9

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At June 30, 2011, the fair value of the equity securities portfolio was $375.9 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. We supplement our balance sheet matching of currencies approach with foreign exchange forward contracts, as deemed necessary or prudent; and typically to manage currency exposure on losses related to global catastrophe events. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to the exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and six months ended June 30, 2011, we recorded realized losses of $3.4 million and $13.0 million, respectively, from movements in foreign currency rates on our insurance operations and realized gains of $2.2 million and $2.4 million, respectively, in movements on foreign currency rates in our investment portfolio and $0 and $3.9 million in realized gains from the currency forward contracts. In addition, we had unrealized gains of $2.2 million and $10.4 million, respectively, in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three and six months ended June 30, 2011 was not material.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

At this stage, Argo Group is unable to determine with any reasonable certainty the specific claims, litigants, or alleged damages that ultimately may be associated with the Private Placement lawsuit or any other future proceedings regarding the alleged facts and circumstances described above, nor can we currently predict the timing of any rulings, trials or other significant events relating to such proceedings. Given these limitations and the inherent difficulty of projecting the outcome of litigated disputes, we are unable to reasonably estimate the possible loss, range of loss or legal costs that are likely to arise out of the pending securities litigation or any future proceedings relating to the above matters at this time. Argo Group has insurance protection that may cover a portion of any potential loss or legal costs, but a settlement above the coverage limits could impact our financial position and results of operations.

Based on all information available to Argo Group at this time, management believes that PXRE’s reserving practices, financial disclosures, public filings and securities offerings in the aftermath of the 2005 hurricanes complied fully with all applicable regulatory and legal requirements. However, if unfavorable outcomes in the Private Placement lawsuit were to occur and result in the payment of substantial damages or fines or criminal penalties, these outcomes could have a material adverse effect on our business, cash flows, and results of operations, financial position and prospects.

Argo Group’s subsidiaries are parties to other legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1a. Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the three months ended June 30, 2011, we repurchased 80,039 shares.

As of June 30, 2011, we had repurchased a total of 3,923,389 of our common shares (total of $131.4 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended June 30, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)

April 1 through April 30, 2011	80,039	$31.82	80,039	$145,000,004
May 1 through May 31, 2011	2,200	$30.07	0	$145,000,004
June 1 through June 30, 2011	0	$0.00	0	$145,000,004

Total	82,239	$31.77	80,039

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended June 30, 2011, we received 2,200 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

Pursuant to a letter agreement dated August 4, 2011 (the “Letter Agreement”), the Company agreed to pay Jay S. Bullock, the Company’s Executive Vice President and Chief Financial Officer, a housing allowance of $10,000 per month for a period of 24 months beginning November 15, 2011, contingent upon Mr. Bullock’s continued employment and in consideration of the relocation of his primary residence at the Company’s request. A copy of the Letter Agreement is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference. The foregoing summary of the terms and conditions of the Letter Agreement is qualified in its entirety by reference to Exhibit 10.1.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement, dated August 4, 2011, from Argo Group International Holdings, Ltd. to Jay S. Bullock

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	Interactive Data File.

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 9, 2011	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 9, 2011	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer