Form 10-Q
period 2011-09-30
Argo Group International Holdings, Ltd.
filed 2011-11-08
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of November 1, 2011.

Title	Outstanding
Common Shares, par value $1.00 per share	31,282,450

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2011 - $3,154.0; 2010 -$3,250.4)	$3,259.0	$3,361.4
Equity securities, at fair value (cost: 2011 - $267.9; 2010 - $208.8)	353.1	324.5
Other investments (cost: 2011 - $217.7; 2010 - $153.5)	214.1	154.2
Short-term investments, at fair value (cost: 2011 - $354.7; 2010 - $375.2)	354.1	375.3

Total investments	4,180.3	4,215.4

Cash	119.8	83.5
Accrued investment income	31.5	33.5
Premiums receivable	343.9	301.8
Reinsurance recoverables	1,107.0	1,203.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	92.3	95.3
Current income taxes receivable, net	14.9	4.5
Deferred acquisition costs, net	136.2	139.7
Ceded unearned premiums	227.7	164.0
Other assets	95.3	93.1

Total assets	$6,502.7	$6,488.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,349.6	$3,152.2
Unearned premiums	723.4	654.1
Accrued underwriting expenses	87.3	84.3
Ceded reinsurance payable, net	429.6	524.3
Funds held	34.3	33.4
Other indebtedness	66.9	65.0
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	9.4	10.5
Other liabilities	24.4	27.1

Total liabilities	5,036.4	4,862.4

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized;
31,274,221 and 31,206,796 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	31.3	31.2
Additional paid-in capital	715.6	711.4
Treasury shares (4,544,329 and 3,363,560 shares at September 30, 2011 and December 31, 2010, respectively)	(148.4)	(111.6)
Retained earnings	753.7	847.5
Accumulated other comprehensive gain, net of taxes	114.1	147.6

Total shareholders’ equity	1,466.3	1,626.1

Total liabilities and shareholders’ equity	$6,502.7	$6,488.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and other revenue:
Earned premiums	$268.2	$288.9	$800.9	$936.9
Net investment income	30.0	33.6	96.3	100.5
Fee income, net	1.4	1.7	1.8	2.0
Net realized investment and other gains	3.9	9.1	37.7	28.6

Total revenue	303.5	333.3	936.7	1,068.0

Expenses:
Losses and loss adjustment expenses	199.6	176.9	664.4	604.9
Underwriting, acquisition and insurance expenses	106.3	115.8	315.9	360.7
Interest expense	5.6	5.8	16.5	17.3
Foreign currency exchange (gain) loss	(1.9)	3.4	11.1	(11.9)

Total expenses	309.6	301.9	1,007.9	971.0

(Loss) income before income taxes	(6.1)	31.4	(71.2)	97.0
Provision for income taxes	6.0	8.4	12.6	27.2

Net (loss) income	$(12.1)	$23.0	$(83.8)	$69.8

Net (loss) income per common share:
Basic	$(0.44)	$0.78	$(3.06)	$2.33

Diluted	$(0.44)	$0.77	$(3.06)	$2.31

Dividend declared per common share:	$0.12	$0.12	$0.36	$0.36

Weighted average common shares:
Basic	27,237,788	29,504,900	27,374,953	29,998,803

Diluted	27,237,788	29,876,350	27,374,953	30,333,685

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Realized investment and other gains before other-than-temporary impairment losses	$5.1	$9.1	$38.9	$29.4
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(0.1)	0.0	(0.1)	(0.8)
Other-than-temporary impairment losses on equity securities	(1.1)	0.0	(1.1)	0.0
Non-credit portion of loss recognized in other comprehensive income	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	(1.2)	0.0	(1.2)	(0.8)

Net realized investment and other gains	$3.9	$9.1	$37.7	$28.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(12.1)	$23.0	$(83.8)	$69.8

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5.0)	0.0	(4.9)	0.0
Defined benefit pension plan:
Net loss arising during the period	(1.5)	(0.3)	(0.9)	(0.3)
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(50.0)	86.8	(2.7)	122.0
Reclassification adjustment for gains included in net (loss) income	(6.2)	(4.2)	(32.7)	(22.1)

Other comprehensive (loss) income before tax	(62.7)	82.3	(41.2)	99.6
Income tax (benefit) provision related to other comprehensive (loss) income:
Defined benefit pension plan:
Net loss arising during the period	(0.5)	(0.1)	(0.3)	(0.1)
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(9.2)	23.7	3.1	40.2
Reclassification adjustment for gains included in net (loss) income	(1.9)	(1.2)	(10.5)	(6.6)

Income tax (benefit) provision related to other comprehensive (loss) income	(11.6)	22.4	(7.7)	33.5

Other comprehensive (loss) income, net of tax	(51.1)	59.9	(33.5)	66.1

Comprehensive (loss) income	$(63.2)	$82.9	$(117.3)	$135.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(83.8)	$69.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	22.5	24.4
Share-based payments expense	2.5	6.7
Excess tax expense from share-based payment arrangements	0.1	0.3
Deferred income tax provision (benefit), net	9.6	(4.7)
Net realized investment gains	(31.3)	(28.6)
Loss on disposal of fixed assets, net	0.2	0.0
Change in:
Accrued investment income	2.0	(1.1)
Receivables	55.2	198.7
Deferred acquisition costs	3.5	25.4
Ceded unearned premiums	(63.7)	13.8
Reserves for losses and loss adjustment expenses	197.4	27.0
Unearned premiums	69.3	(53.9)
Ceded reinsurance payable and funds held	(93.8)	(216.9)
Income taxes	(10.4)	4.2
Accrued underwriting expenses	3.9	(15.9)
Sale of trading investment	0.0	2.1
Other, net	(18.1)	(21.8)

Cash provided by operating activities	65.1	29.5

Cash flows from investing activities:
Sales of fixed maturity investments	1,020.9	1,668.1
Maturities and mandatory calls of fixed maturity investments	296.7	324.5
Sales of equity securities	29.8	47.4
Sales of other investments	2.4	0.1
Purchases of fixed maturity investments	(1,199.1)	(1,877.8)
Purchases of equity securities	(75.5)	(16.7)
Purchases of other investments	(51.9)	(17.5)
Change in foreign regulatory deposits	(13.2)	(14.1)
Change in short-term investments	21.0	(5.9)
Purchases of fixed assets	(10.7)	(11.8)
Other, net	0.8	(2.0)

Cash provided by investing activities	21.2	94.3

Cash flows from financing activities:
Activity under stock incentive plans	0.9	1.6
Repurchase of Company’s common shares	(35.9)	(66.2)
Excess tax expense from share-based payment arrangements	(0.1)	(0.3)
Payment of cash dividend to common shareholders	(10.0)	(10.8)

Cash used by financing activities	(45.1)	(75.7)

Effect of exchange rate changes on cash	(4.9)	0.0

Change in cash	36.3	48.1
Cash, beginning of period	83.5	18.1

Cash, end of period	$119.8	$66.2

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

The interim financial information as of, and for the three and nine months ended, September 30, 2011 and 2010 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of September 30, 2011.

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

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends the guidance in the FASB Accounting Standards Codification Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. We expect to apply the retrospective application of this standard upon adoption and, therefore, will revise the income statements presented, with a cumulative adjustment to retained earnings. Based on our initial evaluation of this update, we anticipate that upon adoption we will record an adjustment to retained earnings between $30.0 million to $35.0 million.

In May 2011, the FASB issued amendments to “Fair Value Measurement” (Topic 820). The amendments were to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. There are changes to how premiums and discounts are applied. There are clarifications made to principal market determination. The amendments also clarify that the highest and best use and valuation premise concepts are not applicable to financial instruments. There are amendments that indicate how a company should determine the fair value of its own equity instruments and the fair value of liabilities. New disclosures, with a particular focus on Level 3 measurement, are required. All transfers between Level 1 and Level 2 will now be required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating this update to determine the potential impact, if any, the adoption may have on our financial results and disclosures.

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment provides the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require the presentation of each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of comprehensive income. The amendments in this update are to be applied prospectively. Early application is permitted. The amendments are effective during interim and annual periods beginning after December 15, 2011. This update will have no impact on our Consolidated Statement of Comprehensive (Loss) Income, but may have an impact on other disclosures or financial statement presentation.

In December 2010, the FASB issued an accounting update that amends the guidance for goodwill impairment testing for reporting units with a zero or negative carrying amount. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples provided in codification, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amendments, if the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. Since adoption, this update has had no impact on our financial results and disclosures.

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles – Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of the update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating this update to determine the potential impact, if any, the adoption may have on our financial results and disclosures.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Fixed maturities
USD denominated:
U.S. Governments (1)	$502.7	$14.3	$0.1	$516.9
Non-U.S. Governments	45.4	0.3	2.5	43.2
Obligations of states and political subdivisions	584.9	41.0	0.7	625.2
Credit-Financial	389.3	10.3	6.6	393.0
Credit-Industrial	406.4	17.9	6.6	417.7
Credit-Utility	165.4	6.5	2.3	169.6
Structured securities:
CMO/MBS-agency (2)	525.1	33.8	0.2	558.7
CMO/MBS-non agency	20.7	0.8	0.7	20.8
CMBS (3)	108.8	4.9	0.3	113.4
ABS-residential (4)	16.3	0.1	2.0	14.4
ABS-non residential	70.1	1.3	0.0	71.4
Foreign denominated:
Governments	221.8	7.6	9.0	220.4
Credit	97.1	2.3	5.1	94.3

Total fixed maturities	3,154.0	141.1	36.1	3,259.0
Equity securities	267.9	98.5	13.3	353.1
Other investments	217.7	0.7	4.3	214.1
Short-term investments	354.7	0.0	0.6	354.1

Total investments	$3,994.3	$240.3	$54.3	$4,180.3

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $72.3 million amortized cost, $73.2 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in millions)
Fixed maturities
USD denominated:
U.S. Governments (1)	$430.3	$11.3	$0.8	$440.8
Non-U.S. Governments	6.2	0.2	0.0	6.4
Obligations of states and political subdivisions	630.6	25.6	2.9	653.3
Credit-Financial	370.5	12.3	1.7	381.1
Credit-Industrial	378.3	17.6	0.8	395.1
Credit-Utility	164.8	6.4	0.4	170.8
Structured securities:
CMO/MBS-agency (2)	665.7	33.9	0.5	699.1
CMO/MBS-non agency	37.4	1.5	0.6	38.3
CMBS (3)	143.6	6.3	0.9	149.0
ABS-residential (4)	19.3	0.1	2.3	17.1
ABS-non residential	127.7	2.4	0.0	130.1
Foreign denominated:
Governments	202.1	9.5	4.9	206.7
Credit	73.9	2.8	3.1	73.6

Total fixed maturities	3,250.4	129.9	18.9	3,361.4
Equity securities	208.8	116.5	0.8	324.5
Other investments	153.5	0.7	0.0	154.2
Short-term investments	375.2	0.1	0.0	375.3

Total investments	$3,987.9	$247.2	$19.7	$4,215.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $87.7 million amortized cost, $89.3 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

Included in total investments at September 30, 2011 and December 31, 2010 is $170.7 million and $170.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment (formerly the International Specialty segment).

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value

Due in one year or less	$266.7	$266.7
Due after one year through five years	1,307.4	1,339.2
Due after five years through ten years	698.2	727.3
Thereafter	140.7	147.1
Structured securities	741.0	778.7

Total	$3,154.0	$3,259.0

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at September 30, 2011 and December 31, 2010 is presented below:

September 30, 2011	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments	$29.0	$0.1	$0.0	$0.0	$29.0	$0.1
Non-U.S. Governments	30.4	2.5	0.0	0.0	30.4	2.5
Obligations of states and political subdivisions	16.0	0.1	0.4	0.6	16.4	0.7
Credit-Financial	118.5	5.7	6.2	0.9	124.7	6.6
Credit-Industrial	121.4	6.6	0.0	0.0	121.4	6.6
Credit-Utility	38.9	2.3	0.0	0.0	38.9	2.3
Structured securities:
CMO/MBS-agency	22.4	0.2	0.0	0.0	22.4	0.2
CMO/MBS-non agency	7.2	0.2	4.3	0.5	11.5	0.7
CMBS (1)	2.5	0.0	4.4	0.3	6.9	0.3
ABS-residential	4.9	0.3	6.8	1.7	11.7	2.0
ABS-non residential (1)	3.5	0.0	0.0	0.0	3.5	0.0
Foreign denominated:
Governments	159.5	9.0	0.0	0.0	159.5	9.0
Credit	77.0	4.9	4.3	0.2	81.3	5.1

Total fixed maturities	631.2	31.9	26.4	4.2	657.6	36.1
Equity securities	121.5	13.2	0.2	0.1	121.7	13.3
Other investments	(4.3)	4.3	0.0	0.0	(4.3)	4.3
Short-term investments	32.2	0.6	0.0	0.0	32.2	0.6

Total	$780.6	$50.0	$26.6	$4.3	$807.2	$54.3

(1)	Unrealized losses less than one year are less than $0.1 million.

December 31, 2010	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$55.2	$0.8	$2.0	$0.0	$57.2	$0.8
Obligations of states and political subdivisions	122.6	2.6	2.9	0.3	125.5	2.9
Credit-Financial	53.7	0.6	14.8	1.1	68.5	1.7
Credit-Industrial	44.3	0.8	0.0	0.0	44.3	0.8
Credit-Utility	21.7	0.4	0.0	0.0	21.7	0.4
Structured securities:
CMO/MBS-agency	26.5	0.5	0.0	0.0	26.5	0.5
CMO/MBS-non agency	1.1	0.3	6.6	0.3	7.7	0.6
CMBS	5.3	0.1	8.7	0.8	14.0	0.9
ABS-residential	6.4	0.3	8.5	2.0	14.9	2.3
ABS-non residential (1) (2)	1.5	0.0	0.7	0.0	2.2	0.0
Foreign denominated:
Governments	82.9	3.1	32.3	1.8	115.2	4.9
Credit	26.1	1.3	15.8	1.8	41.9	3.1

Total fixed maturities	447.3	10.8	92.3	8.1	539.6	18.9
Equity securities	9.8	0.8	0.0	0.0	9.8	0.8
Short-term investments (1)	4.3	0.0	0.0	0.0	4.3	0.0

Total	$461.4	$11.6	$92.3	$8.1	$553.7	$19.7

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 5,220 securities, of which 1,719 were in an unrealized loss position for less than one year and 44 were in an unrealized loss position for a period one year or greater as of September 30, 2011. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.1 million for the three and nine months ended September 30, 2011. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $1.1 million for the three and nine months ended September 30, 2011.

Realized Gains and Losses

The following table presents the Company’s gross realized investment and other gains (losses) for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Realized gains
Fixed maturities	$8.4	$5.3	$25.5	$27.0
Equity securities	0.9	0.9	15.7	4.4
Short-term and other investments	3.9	5.2	12.6	6.9

Gross realized gains	13.2	11.4	53.8	38.3
Realized losses
Fixed maturities	(2.5)	(2.0)	(6.8)	(7.4)
Equity securities	0.0	(0.2)	(0.7)	(1.1)
Short-term and other investments	(5.6)	(0.1)	(7.4)	(0.4)
Other-than-temporary impairment losses on fixed maturities	(0.1)	0.0	(0.1)	(0.8)
Other-than-temporary impairment losses on equity securities	(1.1)	0.0	(1.1)	0.0

Gross realized losses	(9.3)	(2.3)	(16.1)	(9.7)

Net realized investment and other gains	$3.9	$9.1	$37.7	$28.6

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

Foreign exchange unrealized gains on bonds of $0.5 million were offset by foreign exchange realized losses on forwards of $0.5 million for the three and nine months ended September 30, 2011 and are reflected in realized gains and losses in the Consolidated Statements of (Loss) Income and in the table above. As of September 30, 2011, we hedged $4.3 million of certain holdings in non-U.S. denominated fixed maturity investments with the same amount of foreign exchange forward contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in Other investments. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of (Loss) Income. The notional amount of the currency forward contracts as of September 30, 2011 was $133.4 million. The fair value of the currency forward contracts as of September 30, 2011 was a loss of $4.3 million. For the three and nine months ended September 30, 2011, we recognized $1.1 million in realized losses and $2.8 million in realized gains, respectively, from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At September 30, 2011, the amortized cost and fair value of investments on deposit with U.S. and various other regulatory agencies for regulatory purposes and reinsurance were $238.7 million and $253.8 million, respectively.

Investments with an amortized cost of $180.6 million and fair value of $184.9 million were pledged as collateral in support of irrevocable letters of credit at September 30, 2011. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $31.8 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s in the amount of $127.5 million.

At September 30, 2011, our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$127.5
Fixed maturities, at fair value	140.7
Short-term investments, at fair value	4.8

Total securities and letters of credit pledged to Lloyd’s	$273.0

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

We receive fair value prices from independent pricing services and our independent investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we reviewed these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2011. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from independent pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•

United States Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from third party pricing services.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the nine month period ended September 30, 2011.

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

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the nine months ended September 30, 2011.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturity section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the nine months ended September 30, 2011.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$516.9	$241.7	$275.2	$0.0
Non-U.S. Governments	43.2	0.0	43.2	0.0
Obligations of states and political subdivisions	625.2	0.0	625.2	0.0
Credit-Financial	393.0	0.0	392.3	0.7
Credit-Industrial	417.7	0.0	417.7	0.0
Credit-Utility	169.6	0.0	169.6	0.0
Structured securities:
CMO/MBS-agency	558.7	0.0	558.7	0.0
CMO/MBS-non agency	20.8	0.0	20.8	0.0
CMBS	113.4	0.0	113.4	0.0
ABS-residential	14.4	0.0	14.4	0.0
ABS-non residential	71.4	0.0	71.4	0.0
Foreign denominated:
Governments	220.4	0.0	220.4	0.0
Credit	94.3	0.0	94.3	0.0

Total fixed maturities	3,259.0	241.7	3,016.6	0.7
Equity securities	353.1	292.7	49.9	10.5
Other investments	102.0	0.0	102.0	0.0
Short-term investments	354.1	341.7	12.4	0.0

	$4,068.2	$876.1	$3,180.9	$11.2

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2010	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$440.8	$146.2	$294.6	$0.0
Non-U.S. Governments	6.4	0.0	6.4	0.0
Obligations of states and political subdivisions	653.3	0.0	653.3	0.0
Credit-Financial	381.1	0.0	380.4	0.7
Credit-Industrial	395.1	0.0	395.1	0.0
Credit-Utility	170.8	0.0	170.8	0.0
Structured securities:
CMO/MBS-agency	699.1	0.0	699.1	0.0
CMO/MBS-non agency	38.3	0.0	38.3	0.0
CMBS	149.0	0.0	149.0	0.0
ABS-residential	17.1	0.0	17.1	0.0
ABS-non residential	130.1	0.0	130.1	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	73.6	0.0	73.6	0.0

Total fixed maturities	3,361.4	146.2	3,214.5	0.7
Equity securities	324.5	253.3	50.2	21.0
Other investments	91.0	0.0	91.0	0.0
Short-term investments	375.3	369.0	6.3	0.0

	$4,152.2	$768.5	$3,362.0	$21.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and are not included in this disclosure.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at September 30, 2011 and December 31, 2010 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$21.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	9.6	9.6
Included in other comprehensive income	0.0	(7.6)	(7.6)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(12.5)	(12.5)
Settlements	0.0	0.0	0.0

Ending balance, September 30, 2011	$0.7	$10.5	$11.2

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3	0.0	7.7	7.7
Transfers out of Level 3	0.0	(1.3)	(1.3)
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.0	1.8	1.8
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(1.2)	(1.2)
Settlements	0.0	0.0	0.0

Ending balance, December 31, 2010	$0.7	$21.0	$21.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$0.0	$0.0	$0.0

At September 30, 2011, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

4.    Shareholders’ Equity

On August 5, 2011 and August 10, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On September 15, 2011 and 2010, we paid $3.3 million and $3.5 million to our shareholders of record on September 1, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we have paid cash dividends totaling $10.0 million and $10.8 million to our shareholders.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization (“2007 Repurchase Authorization”), which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through October 7, 2011, we have repurchased 4,588,261 shares of our common stock at an average price of $32.63 for a total cost of $149.7 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of October 7, 2011, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $126.7 million.

A summary of activity from January 1, 2011 through October 7, 2011 follows.

For the three months ended September 30, 2011, we repurchased 310,321 common shares on the open market for $8.3 million. For the nine months ended September 30, 2011, we repurchased 340,321 common shares on the open market for $9.3 million.

In 2011, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	Trading Plan’s 2011 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/15/2010	01/01/11-02/22/11 (1)	406,290	$36.59	$14.8	2007
03/15/2011	03/16/11-04/27/11	123,539	$32.02	4.0	2011
09/15/2011	09/16/11-10/07/11 (2)	354,551	$28.20	10.0	2011

(1)

The above table only reflects the 2011 activity under this Rule 10b5-1 trading plan. In 2010, 110,300 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $4.2 million. Total shares repurchased in 2010 and 2011 under this Rule 10b5-1 trading plan are 516,590 shares at an average price of $36.94 for a total cost of $19.0 million.

(2)	Through September 30, 2011, 310,619 shares were repurchased at an average price of $28.16 for a total cost of $8.7 million.

5.    Net (Loss) Income Per Common Share

The following table presents the calculation of net (loss) income per common share on a basic and diluted basis for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2011	2010	2011	2010
Net (loss) income	$(12.1)	$23.0	$(83.8)	$69.8
Weighted average common shares outstanding - basic	27,237,788	29,504,900	27,374,953	29,998,803
Effect of dilutive securities
Equity compensation awards	0	371,450	0	334,882

Weighted average common shares outstanding - diluted	27,237,788	29,876,350	27,374,953	30,333,685

Net (loss) income per common share - basic	$(0.44)	$0.78	$(3.06)	$2.33

Net (loss) income per common share - diluted	$(0.44)	$0.77	$(3.06)	$2.31

Excluded from the weighted average common shares outstanding calculation at September 30, 2011 and 2010 are 4,544,329 shares and 2,374,101 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2011, the equity compensation awards are excluded from the calculation of diluted earnings per common share because the net loss would cause their effect to be anti-dilutive. For the three and nine months ended September 30, 2010, equity compensation awards to purchase 894,068 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2016.

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

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Current tax provision	$2.6	$12.9	$3.0	$31.9
Deferred tax provision (benefit) related to:
Future tax deductions	3.6	(4.3)	10.3	(4.0)
Valuation allowance change	(0.2)	(0.2)	(0.7)	(0.7)

Income tax provision	$6.0	$8.4	$12.6	$27.2

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Income tax provision at expected rate	$6.7	$9.3	$16.5	$33.5
Tax effect of:
Tax-exempt interest	(1.4)	(1.4)	(4.3)	(4.6)
Dividends received deduction	(0.1)	(0.4)	(1.2)	(1.1)
Valuation allowance change	(0.2)	(0.2)	(0.7)	(0.7)
Other permanent adjustments, net	0.8	1.0	1.7	1.1
Adjustment for 2009 tax return	0.0	1.3	0.0	1.3
Adjustment for annualized rate	0.9	0.1	(0.1)	(0.7)
United States state tax expense (benefit)	0.1	0.3	(0.3)	0.2
Prior year foreign taxes recovered	(0.3)	0.0	(0.3)	0.0
Deferred tax rate reduction	(0.1)	0.0	(0.1)	0.0
Other foreign adjustments	0.0	0.1	0.0	0.2
Foreign exchange adjustments	(0.4)	(1.7)	1.4	(2.0)

Income tax provision	$6.0	$8.4	$12.6	$27.2

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At September 30, 2011, we had a total net deferred tax asset of $39.2 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $31.9 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $48.6 million is required. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the nine months ended September 30, 2011, the valuation allowance included in “Deferred tax liabilities, net” in the Consolidated Balance Sheet was reduced by $0.7 million pertaining to the utilization of the PXRE loss carryforwards and was increased by $0.7 million pertaining to the Brazil operations.

We have no material unrecognized tax benefits as of September 30, 2011. Tax years ended December 31, 2007 through December 31, 2010, as related to our United States subsidiaries, are open for examination by the Internal Revenue Service. Tax years ended December 31, 2008 through December 31, 2010 are open for examination by Her Majesty’s Revenue and Customs in respect to our United Kingdom entities.

8.	Equity-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the nine months ended September 30, 2011 and 2010:

	2011	2010
Risk-free rate of return	0.89% to 2.07%	1.34% to 2.65%
Expected dividend yields	1.37% to 1.54%	1.55% to 1.65%
Expected award life (years)	5.04 to 5.07	1.00 to 5.06
Expected volatility	32.1% to 32.5%	31.3% to 31.8%

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

A summary of option activity under the 2007 Plan as of September 30, 2011, and changes during the nine months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	447,603	$36.28
Granted	84	$39.19
Exercised	(3,104)	$35.23
Expired or forfeited	(31,504)	$36.96

Outstanding at September 30, 2011	413,079	$36.69

Options outstanding under this plan vest over a one to five year period, subject to continued employment. Expense recognized under this plan for share options was $0.9 million for each of the nine months ended September 30, 2011 and 2010. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of (Loss) Income. For the nine months ended September 30, 2011, cash payments received related to the settlement of options exercised under the 2007 Plan (net of any related tax payments) were not significant. Unamortized expense for these options was $0.8 million as of September 30, 2011.

A summary of restricted share activity under the 2007 Plan as of September 30, 2011, and changes during the nine months then ended are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	102,243	$30.11
Granted	91,775	$32.53
Vested and issued	(29,124)	$32.81
Expired or forfeited	(17,557)	$31.80

Outstanding at September 30, 2011	147,337	$31.94

The restricted shares will vest over three to five years. Expense recognized under this plan for the restricted shares was $1.1 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $3.8 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of September 30, 2011, and changes during the nine months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	630,947	$28.22
Granted	403,518	$32.50
Exercised	(13,397)	$28.38
Expired or forfeited	(162,560)	$28.74

Outstanding at September 30, 2011	858,508	$30.13

The stock-settled SARs vest over a two to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of Argo Group’s common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.0 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $4.7 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of September 30, 2011, and changes during the nine months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	659,224	$28.25
Granted	563,709	$32.48
Exercised	(20,339)	$28.07
Expired or forfeited	(127,659)	$29.12

Outstanding at September 30, 2011	1,074,935	$30.37

The cash-settled SARs vest over a two to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be re-valued at each reporting period. Due to the decline in our stock price from December 31, 2010 to September 30, 2011, the revaluation of the cash-settled SARs resulted in a $1.3 million reduction to expense. Expense recognized for the cash-settled SARs totaled $1.9 million for the nine months ended September 30, 2010. As of September 30, 2011, there was $3.0 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group’s 2008 Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuates daily thereafter on that same basis. Distributions from the Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under this plan, we recorded compensation expense of $0.4 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Argonaut Group’s Share-Based Payment Plans

Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of September 30, 2011, and changes during the nine months then ended are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	459,434	$36.80
Granted	0	$0.00
Exercised	(9,808)	$29.25
Expired or forfeited	(34,093)	$49.17

Outstanding at September 30, 2011	415,533	$35.97

The compensation expense recorded for options outstanding was $0.2 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, we received cash payments of $0.3 million (net of any related tax payments) related to the settlement of options exercised under the Amended Plan. The options granted under the Amended Plan were fully vested in August 2011.

9.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $147.7 million and $241.0 million as of September 30, 2011 and 2010, respectively:

	For the Nine Months Ended September 30,
(in millions)	2011	2010
Net beginning of the year	$2,253.0	$2,213.2
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	662.8	631.7
Prior accident years	1.6	(26.8)

Losses and LAE incurred during calendar year, net of reinsurance	664.4	604.9

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	153.2	129.3
Prior accident years	417.1	445.6

Losses and LAE payments made during current calendar year, net of reinsurance:	570.3	574.9

Additional participation interest (1)	31.2	44.6
Foreign exchange adjustments	12.0	(11.9)

Net reserves - end of period	2,390.3	2,275.9
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	959.3	954.3

Gross reserves - end of period	$3,349.6	$3,230.2

(1)	Amount represents additional reserves due to increased syndicate participation.

Included in losses and LAE for the nine months ended September 30, 2011 was $1.6 million in unfavorable prior years’ loss reserve development comprised of the following: $17.8 million of favorable development in the Excess and Surplus Lines segment resulting from $13.2 million of favorable development in the general and products liability lines of business, $3.4 million of favorable development in the automobile liability lines of business and $1.2 million of favorable development primarily in the professional liability and property lines of business; $4.7 million of net unfavorable development in the Commercial Specialty segment primarily driven by $12.1 million of unfavorable development in general liability due primarily to increases in claim severity, partially offset by $4.1 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program; $3.6 million of net favorable development in the International Specialty segment (formerly the Reinsurance segment) comprised of $3.9 million of favorable development attributable to short-tail non-catastrophe losses, $1.1 million of favorable development related to 2005 Hurricanes Ike and Gustav, partially offset by $1.4 million of unfavorable development attributable to the 2010 New Zealand earthquake; $14.8 million of unfavorable development in the Syndicate 1200 segment (formerly the International Specialty segment) primarily attributable to $10.1 million of unfavorable development in the liability lines of business driven by deterioration in the professional indemnity and general liability classes of business related to a small number of specific claims and a reduction in the estimate of future reinsurance recoveries, coupled with $4.6 million of unfavorable development related to property lines of business where the claims experience was worse than expected; and $3.5 million of net unfavorable development in the Run-off Lines segment primarily due to $11.7 million of unfavorable development in asbestos and environmental lines, partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant enviromental loss.

Included in losses and LAE for the nine months ended September 30, 2010 was $26.8 million in favorable prior years’ loss reserve development comprised of the following: $9.3 million of net favorable development in the Excess and Surplus Lines segment resulting from $9.5 million of favorable development related to casualty and professional liability lines of business partially offset by $0.2 million of unfavorable development related to property lines of business; $5.4 million of net favorable development in the Commercial Specialty segment resulting from favorable development primarily in workers compensation and property lines of business partially offset by unfavorable development in liabilty lines of business; $14.5 million of favorable development in the International Specialty segment (formerly the Reinsurance segment) comprising $12.2 million attributable to short-tail non-catastrophe losses, $1.1 million attributable to 2005 Hurricanes Ike and Gustav, and $1.2 million related to other assumed programs; $2.7 million of net unfavorable development in the Syndicate 1200 segment (formerly the International Specialty segment) attributable to $11.6 million unfavorable development related to liability lines of business partially offset by $8.9 million favorable development related to property lines of business; and $0.3 million of net favorable development in the Run-off Lines segment due to $8.2 million of favorable development related to risk management run-off reserves and $1.6 million of favorable development on legacy PXRE claims, partially offset by $9.5 million of unfavorable development in asbestos and environmental lines.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

10.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Commissions	$49.0	$46.6	$143.1	$163.3
General expenses	51.0	58.1	153.1	158.7
Premium taxes, boards and bureaus	8.0	6.9	19.7	19.5

	108.0	111.6	315.9	341.5
Net (deferral) amortization of policy acquisition costs	(1.7)	4.2	0.0	19.2

Total underwriting, acquisition and insurance expenses	$106.3	$115.8	$315.9	$360.7

Included in general expenses for the nine months ended September 30, 2011 is $4.0 million of expense related to the write-off of certain uncollectible balances in reinsurance recoverables on paid losses. Partially offsetting these expenses were a recovery of $0.9 million for reinsurance recoverable amounts previously written off and a net reversal of $0.9 million to adjust the allowances for doubtful accounts on premiums receivable and reinsurance recoverables on paid losses.

Included in general expenses for the three and nine months ended September 30, 2010 was $2.9 million and $5.0 million, respectively, of bad debt expense due to management increasing the allowance for reinsurance recoverable balances in the first and third quarter of 2010.

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

As a result of a group reinsurance coverage entered into in June 2011 through a catastrophe bond issuance in the Insurance Linked Securities market, for the three and nine months ended September 30, 2011, we have recorded $0 and $16.3 million, respectively, in ceded written premium and have recognized $2.7 million and $3.1 million, respectively, in ceded earned premiums in the Corporate and Other segment.

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

Revenue and (loss) income before income taxes for each segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Revenue:
Earned premiums
Excess and Surplus Lines	$99.4	$122.2	$305.6	$376.0
Commercial Specialty	82.9	81.6	233.7	254.2
International Specialty	21.4	24.8	76.2	74.7
Syndicate 1200	67.3	60.7	188.2	232.2
Run-off Lines	(0.1)	(0.4)	0.3	(0.2)
Corporate and Other	(2.7)	0.0	(3.1)	0.0

Total earned premiums	268.2	288.9	800.9	936.9
Net investment income
Excess and Surplus Lines	13.2	14.4	42.4	43.7
Commercial Specialty	6.6	7.2	21.0	22.1
International Specialty	2.6	2.4	8.5	6.4
Syndicate 1200	4.3	3.9	13.3	10.6
Run-off Lines	3.1	4.3	10.4	13.4
Corporate and Other	0.2	1.4	0.7	4.3

Total net investment income	30.0	33.6	96.3	100.5
Fee income, net	1.4	1.7	1.8	2.0
Net realized investment and other gains	3.9	9.1	37.7	28.6

Total revenue	$303.5	$333.3	$936.7	$1,068.0

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
(Loss) income before income taxes
Excess and Surplus Lines	$19.5	$15.3	$40.8	$43.5
Commercial Specialty	(1.6)	11.9	(8.1)	17.7
International Specialty	(13.3)	8.4	(64.6)	23.0
Syndicate 1200	(4.6)	0.1	(47.9)	(12.8)
Run-off Lines	(5.8)	(2.0)	(2.0)	1.9

Total segment (loss) income before taxes	(5.8)	33.7	(81.8)	73.3
Corporate and Other	(4.2)	(11.4)	(27.1)	(4.9)
Net realized investment and other gains	3.9	9.1	37.7	28.6

Total (loss) income before income taxes	$(6.1)	$31.4	$(71.2)	$97.0

The following table represents identifiable assets as of September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Excess and Surplus Lines	$2,287.4	$2,340.9
Commercial Specialty	1,271.8	1,300.0
International Specialty	684.3	500.2
Syndicate 1200	1,580.5	1,574.1
Run-off Lines	572.0	639.1
Corporate and Other	106.7	134.2

Total	$6,502.7	$6,488.5

Included in the Syndicate 1200 segment (formerly the International Specialty segment) at September 30, 2011 and December 31, 2010 are $530.5 million and $651.8 million, respectively, in assets associated with trade capital providers.

12.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $15.3 million and $19.8 million during the nine months ended September 30, 2011 and 2010, respectively.

Income taxes recovered. We recovered income taxes of $0.2 million during the nine months ended September 30, 2011. During the same period in 2010, $2.6 million of income taxes was recovered. This recovery, reflected in “Current income taxes receivable, net,” was applied against our 2010 estimated tax payments.

Interest paid. Interest paid for the nine months ended September 30, was as follows:

	For the Nine Months Ended September 30,
(in millions)	2011	2010
Junior subordinated debentures	$16.2	$17.2
Revolving credit facility	0.0	0.1
Other indebtedness	2.8	2.4

Total interest paid	$19.0	$19.7

13.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2011 and December 31, 2010, the carrying values of premiums receivable over 90 days were $18.6 million and $18.9 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At September 30, 2011 and December 31, 2010, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at September 30, 2011 and December 31, 2010, the carrying values over 90 days were $20.6 million and $28.7 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts for premiums receivable was $2.9 million and $4.6 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $3.1 million and $11.1 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.2 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively.

Long-term debt. At September 30, 2011 and December 31, 2010, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At September 30, 2011 and December 31, 2010, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at September 30, 2011 and December 31, 2010 is shown below:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$250.0	$311.5	$238.6
Other indebtedness:
Floating rate loan stock	66.1	48.0	64.2	44.3
Note payable	0.8	0.6	0.8	0.5

	$378.4	$298.6	$376.5	$283.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010, and also a discussion of our financial condition as of September 30, 2011. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 28, 2011, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$448.5	$398.3	$1,203.0	$1,238.1

Earned premiums	$268.2	$288.9	$800.9	$936.9
Net investment income	30.0	33.6	96.3	100.5
Fee income, net	1.4	1.7	1.8	2.0
Net realized investment and other gains	3.9	9.1	37.7	28.6

Total revenue	$303.5	$333.3	$936.7	$1,068.0

(Loss) income before income taxes	$(6.1)	$31.4	$(71.2)	97.0
Provision for income taxes	6.0	8.4	12.6	27.2

Net (loss) income	$(12.1)	$23.0	$(83.8)	$69.8

Loss ratio	74.5%	61.2%	83.0%	64.6%
Expense ratio	39.6%	40.1%	39.4%	38.5%

Combined ratio	114.1%	101.3%	122.4%	103.1%

The increase in gross written premiums for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to increased premium writings in our Syndicate 1200 segment, which introduced new programs in 2011. The decline in consolidated earned premiums for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to continued competition, declining rates, the discontinued writing of certain programs and the revision of the underwriting guidelines in the Commercial Specialty and the Syndicate 1200 segments that were implemented in the fourth quarter of 2010.

Consolidated net investment income decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 due to a decline in the average investment assets balances for the periods in 2011 as compared to 2010. Total invested assets at September 30, 2011 and 2010 were $4,009.6 million and $4,161.5 million, respectively, net of $170.7 million and $179.1 million of invested assets attributable to the Syndicate 1200 segment’s trade capital providers.

The decline in net realized investment and other gains for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to increased gain recognized in 2010 due to selling selected securities in order to reposition the portfolio into higher yielding assets. The increase in net realized investment and other gains for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to $9.6 million in realized gains from the sale of an equity holding during the second quarter of 2011 that had a minimal cost basis.

We have purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The term of these contracts gives us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment and other gains. For the three months ended September 30, 2011 we recognized $3.6 million in foreign currency exchange losses related to the loss reserves recorded for these events and an additional $1.1 million in realized losses from the currency forward contracts. For the nine months ended September 30, 2011 we recognized $6.1 million in foreign currency exchange losses related to the loss reserves recorded for these events which were offset by $2.8 million in realized gains from the currency forward contracts. The difference between the foreign currency exchange loss on the loss reserves and the forward contracts is due to the change in foreign currency rates from the date of loss versus the date the forward contracts were executed, as well as a timing difference in the valuation of the loss reserves as compared to the forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $199.6 million and $176.9 million for the three months ended September 30, 2011 and 2010, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $26.4 million in catastrophe losses primarily resulting from Hurricane Irene and the Danish Cloudburst, aggregate reinsurance covers losses of $9.3 million and an increase in previously estimated losses from the New Zealand earthquake, which occurred in the first quarter of 2011. Partially offsetting these losses was $2.0 million in net favorable loss reserve development on prior accident years. Net favorable development in the workers compensation and commercial automobile lines were partially offset by net unfavorable development in the general liability lines due to the strengthening of loss reserves for run-off asbestos and environmental claims, coupled with net unfavorable development on the international property business. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $12.9 million in catastrophe losses for the 2010 accident year, driven primarily by $11.3 million in losses resulting from the New Zealand earthquake which occurred in the third quarter of 2010. Partially offsetting these losses for 2010 was $6.5 million in net favorable loss reserve development on prior accident years. Included in the net favorable development was $15.6 million of favorable development primarily attributable to the run-off workers compensation products. Partially offsetting this favorable development was unfavorable development in the general liability lines, primarily attributable to $9.5 million in reserve strengthening of our run-off asbestos and environmental reserves for claims incurred many years ago.

Consolidated losses and loss adjustment expenses were $664.4 million and $604.9 million for the nine months ended September 30, 2011 and 2010, respectively. Included in losses and loss adjustment expenses for the nine months ended September 30, 2011 was $170.6 million in catastrophe losses primarily attributable to the New Zealand and Japan earthquakes, windstorms and tornados, including Hurricane Irene, in the United States, Australian floods and the Danish Cloudburst, coupled with $9.3 million in losses under aggregate reinsurance covers. Also included in losses and loss adjustment expenses was $1.6 million in net unfavorable loss reserve development on prior accident years. Included in losses and loss adjustment expenses for the nine months ended September 30, 2010 was $62.5 million resulting from storms in the United States, Chile, Haiti and New Zealand earthquakes and the Deepwater Horizon incident, partially offset by $26.8 million in net favorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the nine months ended September 30, 2011:

(in millions)	2010 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2010 Net Reserves
General liability	$990.2	$1.3	0.1%
Workers compensation	414.7	(14.8)	-3.6%
Commercial multi-peril	183.9	7.3	4.0%
Commercial auto liability	159.2	(4.9)	-3.1%
Reinsurance - nonproportional assumed property	87.5	(3.6)	-4.1%
Special property	15.9	0.3	1.9%
Syndicate 1200 property	202.1	4.6	2.3%
Syndicate 1200 liability	186.7	10.1	5.4%
All other lines	12.8	1.3	10.2%

Total	$2,253.0	$1.6	0.1%

In determining appropriate reserve levels for the nine months ended September 30, 2011, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Since accident year 2007, pricing for our products has been under significant competition and management’s expectation is that profitability for certain lines of business decreased accordingly yet loss costs have not decreased proportionately.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. The estimated losses related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Australian flooding and United States storms occurring during the nine months ended September 30, 2011 are based on information currently available from portfolio modeling and assessments of the exposures insured under individual policies and industry loss estimates. Due to the preliminary nature of the information used to determine the estimated losses and the uncertainties surrounding the industry loss estimates, the ultimate cost to the Company from these events may differ materially from the current estimate. Other examples of these uncertainties impacting the estimation of loss reserves include growth in loss reserves over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2011, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,349.6 million (including $197.9 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), and $3,230.2 million (including $183.8 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), as of September 30, 2011 and 2010, respectively. Management has recorded its best estimate of loss reserves as of September 30, 2011 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $106.3 million and $115.8 million for the three months ended September 30, 2011 and 2010, respectively. The decline in the dollar value of the expense was due to the reduction of fixed costs due to the declining premium volumes. The decline in the expense ratio for the three months ended September 30, 2011 as compared to the same period in 2010 was attributable to a focus on cost reduction in light of continued declining premium volumes. Consolidated underwriting, insurance and acquisition expenses were $315.9 million and $360.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in the expense ratio for the nine months ended September 30, 2011 as compared to the same period in 2010 was due to fixed expenses declining at a slower rate than earned premiums.

Consolidated interest expense was $5.6 million and $16.5 million for the three and nine months ended September 30, 2011 compared to $5.8 million and $17.3 million for the same periods in 2010. The decline in consolidated interest expense was due to reduced interest rates in 2011 as compared to 2010.

Consolidated foreign currency exchange resulted in a $3.4 million loss for the three months ended September 30, 2010 and a $1.9 million gain for the same period in 2011. The change in the foreign currency exchange gain (loss) was primarily attributable to the weighted average non-US Dollar currencies weakening against the US Dollar during the third quarter of 2011. For the three months ended September 30, 2010, the non US Dollar currencies strengthened against the US Dollar. Consolidated foreign currency exchange resulted in a $11.9 million gain for the nine months ended September 30, 2010 and a $11.1 million loss for the same period in 2011. For the nine months ended September 30, 2011, non US Dollar currencies strengthened against the US Dollar, excluding British Sterling which was flat, resulting in the foreign currency exchange loss. By comparison, for the nine months ended September 30, 2010, non US Dollar currencies weakened considerably against the US Dollar, resulting in the foreign currency exchange gain.

The consolidated provision for income taxes was $6.0 million and $12.6 million for the three and nine months ended September 30, 2011 compared to $8.4 million and $27.2 million for the same periods ended 2010. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision (benefit) for income taxes represents taxes on net income (loss) for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. For the three months ended September 30, 2011, our operations in the United Kingdom and United States generated taxable income which resulted in the tax expense for the consolidated group. For the nine months ended September 30, 2011, the tax provision generated by our operations based in the United States was partially offset by tax benefits for our operations based in the United Kingdom.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty (formerly Reinsurance) and Syndicate 1200 (formerly International Specialty). Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

During the first quarter of 2011, we evaluated the current operating structure of our Bermuda and London-based business segments, in conjunction with management changes impacting these operations. To more appropriately align our operating structure with the management changes, we concluded that operating activities associated with our London operations (our former International Specialty segment) will be principally managed and evaluated as a Lloyd’s market syndicate business, while our Bermuda operations (our former Reinsurance segment) will serve as the center for our international insurance and reinsurance business, including our product development and global strategic expansion initiatives. These changes resulted in our Bermuda operations now being identified as our International Specialty segment. Our London based operation will be focused on the management and growth of our Lloyd’s syndicate operations and this segment is now known as Syndicate 1200.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment and other gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its reporting segments on generating operating income.

Since we generally manage and monitor the investment portfolio and indebtedness on an aggregate basis, the overall performance of the investment portfolio, including the related net investment income and interest expense, are discussed above on a consolidated basis under consolidated net investment income and consolidated interest expense rather than within or by segment. We allocate net investment income and interest expense to each segment based on their allocated capital and reserves, while taking into consideration the anticipated duration of these reserves.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$116.5	$132.7	$355.8	$403.6

Earned premiums	$99.4	$122.2	$305.6	$376.0
Losses and loss adjustment expenses	54.6	78.5	194.5	243.1
Underwriting, acquisition and insurance expenses	36.5	41.2	106.7	128.2

Underwriting income	8.3	2.5	4.4	4.7
Net investment income	13.2	14.4	42.4	43.7
Interest expense	(2.0)	(1.6)	(6.0)	(4.9)

Income before income taxes	$19.5	$15.3	$40.8	$43.5

Loss ratio	55.1%	64.3%	63.7%	64.6%
Expense ratio	36.7%	33.7%	34.9%	34.1%

Combined ratio	91.8%	98.0%	98.6%	98.7%

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

Included in the loss ratio for the three months ended September 30, 2011, was $2.2 million of catastrophe losses resulting from storm activity in the United States, including $1.5 million from Hurricane Irene. Offsetting these catastrophe losses was $15.6 million of net favorable loss reserve development on prior accident years. This favorable development was driven by $12.3 million of favorable development in our general and products liability lines, primarily in accident years 2005 through 2008, resulting from better than expected claim severity. The remaining favorable development is primarily due to our automobile liability and property lines of business. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $1.5 million of favorable loss reserve development on prior accident years in our casualty, professional liability and property lines.

Included in the loss ratio for the nine months ended September 30, 2011, was $7.7 million of catastrophe losses resulting from storm activity in the United States. Offsetting these catastrophe losses was $17.8 million of net favorable loss reserve development on prior accident years, driven by $13.2 million of favorable development in our general and products liability lines and $3.4 million of favorable development in our automobile liability. The remaining favorable development was primarily attributable to the professional liability and property lines of business. Included in losses and loss adjustment expense for the nine months ended September 30, 2010 was $9.3 million net favorable loss reserve development on prior accident years primarily within the casualty and professional liability lines. Partially offsetting the favorable development was $2.9 million in catastrophe losses for the 2010 accident year due to storms in the United States. Loss reserves were $1,310.4 million and $1,385.3 million at September 30, 2011 and 2010, respectively.

The increase in the expense ratios for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily attributable to the reductions in earned premiums outpacing the reductions in total underwriting expenses.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$151.9	$146.3	$335.1	$338.2

Earned premiums	$82.9	$81.6	$233.7	$254.2
Losses and loss adjustment expenses	64.4	50.4	178.6	175.3
Underwriting, acquisition and insurance expenses	26.3	26.0	80.9	81.0

Underwriting (loss) income	(7.8)	5.2	(25.8)	(2.1)
Net investment income	6.6	7.2	21.0	22.1
Interest expense	(1.3)	(1.0)	(3.7)	(3.1)
Fee income, net	0.9	0.5	0.4	0.8

(Loss) income before income taxes	$(1.6)	$11.9	$(8.1)	$17.7

Loss ratio	77.6%	61.8%	76.4%	69.0%
Expense ratio	31.8%	31.8%	34.6%	31.9%

Combined ratio	109.4%	93.6%	111.0%	100.9%

The increase in gross written and earned premiums for the three months ended September 30, 2011 as compared to the same periods in 2010 was primarily attributable to our surety and coal mining products. Earned premiums for the surety products increased $1.6 million and the coal mining products increased $1.3 million as compared to the same period in 2010. The increases in earned premiums for the quarter were offset by a decrease in Argo Insurance U.S. Retail. The decrease in gross written and earned premiums for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to the discontinued hotel/motel, religious institution, and First Insurance Company of Hawaii programs and underwriting actions in the grocery and restaurant programs within the Argo Insurance U.S. Retail business unit. Earned premiums for Argo Insurance U.S. Retail decreased from $88.5 million for the nine months ended September 30, 2010 to $68.5 million (excludes $2.6 million reinstatement premium) for the same period in 2011.

Included in the loss ratio for the three months ended September 30, 2011, was $7.9 million of catastrophe losses resulting from storm activity in the United States, including $6.0 million from Hurricane Irene. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $3.9 million of net unfavorable loss reserve development on prior accident years resulting from $4.8 million of unfavorable development in general liability due primarily to increases in claim severity, partially offset by favorable development in workers compensation, auto liability and property lines. The loss ratio for the three months ended September 30, 2010, included $2.2 million of losses from storm activity in the United States. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $1.9 million of net favorable loss reserve development on prior accident years resulting from favorable development in workers compensation lines.

Included in the loss ratio for the nine months ended September 30, 2011, was $19.1 million of catastrophe losses resulting from storm activity in the United States, including $6.0 million from Hurricane Irene and $6.3 million from the Alabama and Joplin tornados. Additionally, for the nine months ended September 30, 2011, we recognized $4.7 million of unfavorable loss development on prior accident years. The unfavorable development was primarily attributable to $12.1 million of unfavorable development in general liability and auto liability lines primarily attributable to increases in claim severity, partially offset by $4.1 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program. Included in the loss ratio for the nine months ended September 30, 2010 was total storm activity of $15.5 million. Additionally, for the nine months ended September 30, 2010, we recognized $5.4 million of favorable loss development on prior accident years. The favorable development was driven primarily by favorable development in the workers compensation line of business as well as salvage and subrogation received related to our property lines. This development was partially offset by adverse development in the liability lines. Loss reserves for the Commercial Specialty segment were $622.4 million and $623.1 million as of September 30, 2011 and 2010, respectively.

The expense ratios were comparable at 31.8% for each of the three months ended September 30, 2011 and 2010. The increase in the expense ratio for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to lower premium volumes and $4.5 million of reinstatement premium as well as a reduction of contingent commission and policyholder dividend accruals related to 2010 activity.

Net fee income consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions. The increase in net fee income for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to the expansion of a program outside of the New England area. The decline in net fee income for the nine months ended September 30, 2011 as compared to the same period ended 2010 was primarily attributable to reduced contingent commissions being received in 2011 as compared to 2010, coupled with declining revenue on certain programs without a related decline in expenses.

International Specialty (formerly Reinsurance): The following table summarizes the results of operations for the International Specialty segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$44.9	$40.2	$176.0	$168.0

Earned premiums	$21.4	$24.8	$76.2	$74.7
Losses and loss adjustment expenses	28.8	11.5	124.7	33.2
Underwriting, acquisition and insurance expenses	7.6	6.4	22.1	22.2

Underwriting (loss) income	(15.0)	6.9	(70.6)	19.3
Net investment income	2.6	2.4	8.5	6.4
Interest expense	(0.9)	(0.9)	(2.5)	(2.7)

(Loss) income before income taxes	$(13.3)	$8.4	$(64.6)	$23.0

Loss ratio	134.5%	46.4%	163.6%	44.4%
Expense ratio	35.7%	25.8%	29.0%	29.7%

Combined ratio	170.2%	72.2%	192.6%	74.1%

Gross written premiums increased for the three months ended September 30, 2011 as compared to 2010 as a large retained contract that ordinarily renews during the second quarter was renewed during the third quarter. Gross written premium for the nine months ended September 30, 2011 as compared to 2010 increased due to the continued growth of the excess casualty and professional lines unit and an increase in property catastrophe reinstatement premium, offset partially by a decrease in premium generated by our other assumed program.

Earned premiums for the three months ended September 30, 2011 decreased from the same period in 2010 due to an increase in ceded earned premium from our property catastrophe reinsurance book. Earned premiums for the nine months ended September 30, 2011 increased from the same period in 2010 due to premiums received as a result of policies reinstating after first and second quarter catastrophe losses. Earned premiums for the property catastrophe reinsurance unit were $17.1 million and $63.9 million for the three and nine months ended September 30, 2011 compared to $20.4 million and $63.0 million for the same periods in 2010. The excess casualty and professional lines unit contributed earned premiums of $4.1 million and $12.1 million for the three and nine month periods ended September 30, 2011 compared to $3.8 million and $9.8 million for the same periods in 2010.

Included in losses and loss adjustment expenses for the three months ended September 30, 2011 were $13.6 million of catastrophe losses primarily attributable to Hurricane Irene, the Danish Cloudburst and unfavorable development of loss reserves associated with the Japan earthquake and tsunami and the Christchurch earthquake which occurred during the first quarter of 2011 and aggregate reinsurance covers losses of $9.3 million. Also included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $0.2 million in unfavorable loss reserve development on prior accident years, primarily attributable to non-catastrophe losses. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $6.1 million of losses resulting from the New Zealand and Chile earthquakes. Partially offsetting these 2010 accident year losses was $2.6 million in favorable loss development on prior accident years comprised of $1.4 million attributable to short-tail non-catastrophe losses and $1.2 million related to other assumed programs.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2011 were $98.3 million of catastrophe losses related to the Japan earthquake and tsunami, the Christchurch earthquake, the Brisbane, Australia floods, the Alabama and Joplin tornados, Hurricane Irene and the Danish Cloudburst and aggregate reinsurance covers losses of $9.3 million. Partially offsetting these losses was $3.6 million in favorable loss reserve development on prior accident years, primarily attributable to non-catastrophe losses. Losses and loss adjustment expenses for the nine months ended September 30, 2010 included

$22.8 million related to the New Zealand and Chile earthquakes and the Deepwater Horizon incident. Partially offsetting these losses was $14.5 million in favorable development comprised of $12.2 million attributable to short-tail non-catastrophe losses, $1.1 million attributable to 2005 Hurricanes Ike and Gustav, and $1.2 million related to other assumed programs. Loss reserves were $250.2 million and $117.0 million at September 30, 2011 and 2010, respectively.

The increase in the expense ratio for the three months ended September 30, 2011 as compared to 2010 was due to operating costs associated with a new business unit in Brazil and a decrease in earned premium. The decline in the expense ratio for the nine months ended September 30, 2011 as compared to the same period ended 2010 was primarily due to increased ceding commissions and an increase in earned premiums.

Syndicate 1200 (formerly International Specialty): The following table summarizes the results of operations for the Syndicate 1200 segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Gross written premiums	$135.2	$79.8	$335.7	$329.6

Earned premiums	$67.3	$60.7	$188.2	$232.2
Losses and loss adjustment expenses	45.5	36.2	163.1	153.6
Underwriting, acquisition and insurance expenses	30.4	28.7	85.3	100.8

Underwriting loss	(8.6)	(4.2)	(60.2)	(22.2)
Net investment income	4.3	3.9	13.3	10.6
Interest expense	(0.8)	(0.8)	(2.4)	(2.4)
Fee income, net	0.5	1.2	1.4	1.2

(Loss) income before income taxes	$(4.6)	$0.1	$(47.9)	$(12.8)

Loss ratio	67.6%	59.6%	86.7%	66.1%
Expense ratio	45.2%	47.3%	45.3%	43.4%

Combined ratio	112.8%	106.9%	132.0%	109.5%

Earned premiums represent premiums earned on the portion of gross written premiums we retain. In 2011, we increased our participation in Lloyd’s Syndicate 1200 from 61% to 67%. For the three months ended September 30, 2011 and 2010, the property division wrote approximately $69.1 million and $52.1 million of gross written premiums, respectively. The casualty division wrote $40.8 million and $24.5 million for the three months ended September 30, 2011 and 2010, respectively. The specialty and aerospace divisions, which are new for 2011, wrote $20.3 million and $4.9 million, respectively, for the three months ended September 30, 2011. The remaining $0.1 million and $3.2 million for the three months ended September 30, 2011 and 2010, respectively, pertain to lines we no longer write.

For the nine months ended September 30, 2011 and 2010, the property division wrote $192.6 million and $220.2 million of gross written premiums, respectively. The casualty division wrote $90.0 million and $103.0 million for the nine months ended September 30, 2011 and 2010. The specialty and aerospace divisions wrote $45.7 million and $7.3 million, respectively, for the nine months ended September 30, 2011. The remaining $0.1 million and $6.4 million for the nine months ended September 30, 2011 and 2010, respectively, pertain to lines we no longer write.

The decrease in property written premiums in 2011 was driven by a planned reduction in property binder business and by significant competition in the direct and facultative market. The decrease in casualty written premiums in 2011 was driven by being more selective in accepting risks within a highly competitive marketplace. The decline in earned premiums in 2011 as compared to 2010 was primarily attributable to the reduction in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $2.7 million in catastrophe losses resulting from storms in the United States, including Hurricane Irene. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $3.2 million of net unfavorable loss reserve development on prior accident years, primarily due to $3.3 million of unfavorable development in the property lines and $0.8 million of unfavorable development in the liability lines. Partially offsetting this unfavorable loss reserve development was $0.9 million of favorable development in a number of classes due to better than expected claims experience. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $6.1 million of loss expense resulting from the New Zealand earthquake and $0.8 million of favorable loss reserve development on prior accident years primarily within the liability lines.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2011 was $45.5 million in catastrophe losses from the storms in the United States, the New Zealand and Japan earthquakes and the Australian floods. Additionally, included in losses and loss adjustment expenses for the nine months ended September 30, 2011 was $14.8 million of unfavorable loss reserve development on prior accident years. The unfavorable development was primarily attributable to $10.1 million of unfavorable development in the liability lines of business driven by deterioration in the professional indemnity and general liability classes of business related to a small number of specific claims and a reduction in the estimate of future reinsurance recoveries. Additionally, we recognized $4.6 million of unfavorable development related to property lines of business where the claims experience was worse than expected. The losses and loss adjustment expenses for the first nine months of 2010 included $21.3 million of catastrophe losses for the Chile, Haiti and New Zealand earthquakes that occurred in 2010. Additionally, we recognized $2.7 million of net unfavorable loss reserve development on prior accident years. The unfavorable development was primarily attributable to $11.6 million unfavorable development related to liability lines of business. Partially offsetting this unfavorable development was $4.5 million favorable development related to property lines of business and $4.4 million favorable development relating to lines we no longer write.

Loss reserves as of September 30, 2011 were $750.3 million, which includes $197.9 million attributable to trade reinsurers, compared to $611.9 million, which includes $183.8 million of reserves attributable to the trade capital providers as of September 30, 2010.

The decrease in the expense ratio in the three months ended September 30, 2011 was driven by an increase in net earned premium. The increase in the expense ratio for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to the reduction in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. Fee income, net, for the three months ended September 30, 2011 declined to $0.5 million compared to $1.2 million for the same period in 2010 due to fee income being more than offset by related expenses. Net fee income for the nine months ended September 30, 2011 was $1.4 million compared to $1.2 million for the same period in 2010.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Earned premiums	$(0.1)	$(0.4)	$0.3	$(0.2)
Losses and loss adjustment expenses (benefits)	6.3	0.3	3.5	(0.3)
Underwriting, acquisition and insurance expenses	2.0	5.0	7.9	9.8

Underwriting loss	(8.4)	(5.7)	(11.1)	(9.7)
Net investment income	3.1	4.3	10.4	13.4
Interest expense	(0.5)	(0.6)	(1.3)	(1.8)

(Loss) income before income taxes	$(5.8)	$(2.0)	$(2.0)	$1.9

Earned premiums for the three and nine months ended September 30, 2011 and 2010 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies and other adjustments on policies previously written.

Losses and loss adjustment expenses for the three months ended September 30, 2011 included $6.3 million of net unfavorable loss reserve development on prior accident years primarily due to $9.7 million of unfavorable development in asbestos and environmental, partially offset by favorable development in other lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2010 was $0.3 million of net unfavorable loss reserve development on prior accident years. The unfavorable loss reserve development in 2010 was the result of $9.5 million unfavorable loss reserve development on asbestos reserves. Partially offsetting this unfavorable loss reserve development was $8.7 million in favorable loss reserve development related to risk management run-off reserves due primarily to better than expected paid and incurred loss activity for workers compensation and $0.5 million of favorable loss reserve development on the legacy PXRE property non-catastrophe reinsurance reserves.

Losses and loss adjustment expenses for the nine months ended September 30, 2011 included $3.5 million of net unfavorable loss reserve development on prior accident years. This unfavorable development is primarily due to $11.7 million of unfavorable development in asbestos and environmental, partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant environmental claim. Included in losses and loss adjustment expense for the nine months ended September 30, 2010 was $0.3 million of net favorable development driven by $8.2 million of favorable development related to risk management run-off reserves due primarily to better than expected paid and incurred loss activity for workers compensation and $1.6 million in favorable loss reserve development on the legacy PXRE lines. Partially offsetting this favorable development was the $9.5 million in unfavorable loss reserve development on asbestos reserves.

Loss reserves for the Run-off Lines were as follows:

	Nine Months Ended September 30,
(in millions)	2011		2010
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$90.2	$82.7	$122.7	$93.0
Incurred losses	14.0	11.7	8.5	9.5
Losses paid	(21.1)	(19.6)	(17.4)	(16.8)

Loss reserves - asbestos and environmental, end of the period	83.1	74.8	113.8	85.7
Risk management reserves	303.6	212.8	336.2	240.8
PXRE run-off reserves	21.8	21.8	34.2	34.1
Other run-off lines	7.8	7.3	8.7	8.5

Total loss reserves - Run-off Lines	$416.3	$316.7	$492.9	$369.1

In the third quarter of 2011, we conducted an in-depth review of our asbestos and environmental liability reserves. As a result, the Company strengthened asbestos reserves by $6.2 million due to increased severities and defense costs. Loss reserves for the environmental claims were increased $3.5 million primarily for one significant environmental site. Management regularly monitors and evaluates the activity of these claims and adjustments to the reserves may be recorded during any reporting period.

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Included in underwriting expense for the nine months ended September 30, 2011 was $4.0 million due to the write off of certain reinsurance balances that were deemed uncollectible. Partially offsetting this expense was a $0.9 million recovery of a reinsurance recoverable balance that was previously written off. Included in underwriting expenses for the three and nine months ended September 30, 2010 was $2.9 million and $5.0 million, respectively, in bad debt expense for reinsurance recoverable balances whose collection was deemed doubtful.

Reinsurance

On June 17, 2011, we entered into an agreement with Loma Reinsurance Ltd. (“Loma Re”), a special purpose entity, to purchase fully collateralized reinsurance protection. Loma Re issued a $100 million catastrophe bond to collateralize its obligation for the coverage. Coverage provided by the bond incepted June 17, 2011, and runs for a period of 18 months. The bond provides protection against the occurrence of two or more and any combination of U.S. hurricanes, U.S. earthquakes, European windstorms, or Japan earthquakes. For activation, the bond establishes per occurrence minimum loss amounts and is triggered by a second and subsequent event that meets specific loss criteria.

For the three and nine months ended September 30, 2011, we have recorded $0 and $16.3 million, respectively, in ceded written premium and have recognized $2.7 million and $3.1 million, respectively, in ceded earned premiums. Management views this transaction as a corporate reinsurance cover; therefore, the operating results from this transaction are reflected in the Corporate and Other segment.

Contractual Obligations

In August 2011, we entered into an agreement with a Texas domiciled insurance company to make an investment in the company for consideration of $20 million. The transaction is currently pending regulatory approval.

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

For the nine months ended September 30, 2011, net cash provided by operating activities was $65.1 million compared to $29.5 million of net cash provided for the same period in 2010. The increase in cash provided is partially attributed to the following: the receipt of $16.8 million in 2011 from the settlement of an outstanding reinsurance recoverable balance; the rate of the decline in gross written premium being lower than the rate of the decline during the same period in 2010, the receipt of $6.4 million on foreign currency forward contracts and continued emphasis on expense control during the nine months ended September 30, 2011.

From January 1, 2011 through September 30, 2011, we repurchased 1,180,769 shares of our common stock at an average price of $31.24 for a total cost of $36.8 million. From October 1, 2011 through October 7, 2011 (the date of the last purchase under the Rule 10b5-1 trading plan that was initiated on September 15, 2011), we repurchased an additional 43,932 shares of our common stock at an average price of $28.52 for a total cost of $1.3 million. Since 2008, when we first began buying back our common shares, through October 7, 2011, we have repurchased 4,588,261 shares of our common stock at an average price of $32.63 for a total cost of $149.7 million.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Inc. (“Argo Group US”), Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $150,000,000 Credit Agreement (“Credit Agreement”) with major money center banks. On July 22, 2011 the Borrowers entered into Amendment No. 2 to the Credit Agreement which increased the revolving credit facility under the Credit Agreement from $150 million to $170 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

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

Currently, we do not have an outstanding balance under the $170.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, we have a $0.4 million letter of credit issued and outstanding under the facility.

On June 30, 2011, Argo Group US received an extraordinary dividend in the amount of $30 million in cash from Rockwood Casualty Insurance Company, which is a primary direct subsidiary of Argo Group US.

On August 5, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On September 15, 2011, we paid $3.3 million to our shareholders of record on September 1, 2011. For the nine months ended September 30, 2011, we have paid cash dividends totaling $10.0 million to our shareholders. On November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on December 15, 2011 to our shareholders of record on December 1, 2011.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments and has a weighted average rating of AA. At September 30, 2011, 84.0% ($2.7 billion at fair value) of our portfolio was rated A or better, with 50.9% ($1.7 billion at fair value) of our portfolio rated AAA.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$507.2	$6.3	$3.4	$—	$516.9
Non-U.S. Governments	7.3	1.5	2.0	32.4	43.2
Obligations of states and political subdivisions	148.7	404.9	62.4	9.2	625.2
Credit-Financial	28.0	148.1	143.0	73.9	393.0
Credit-Industrial	3.3	20.8	140.7	252.9	417.7
Credit-Utility	—	14.6	42.4	112.6	169.6
Structured securities:
CMO/MBS-agency	558.3	0.4	—	—	558.7
CMO/MBS-non agency	9.7	1.3	0.6	9.2	20.8
CMBS	97.9	11.1	—	4.4	113.4
ABS-residential	2.0	0.3	1.6	10.5	14.4
ABS-non residential	67.0	1.1	0.3	3.0	71.4
Foreign denominated:
Governments	202.5	5.0	8.3	4.6	220.4
Credit	27.1	28.2	30.3	8.7	94.3

Total fixed maturities	$1,659.0	$643.6	$435.0	$521.4	$3,259.0

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization S&P 500 companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At September 30, 2011, the fair value of the equity securities portfolio was $353.1 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. We supplement our balance sheet matching of currencies approach with foreign exchange forward contracts, as deemed necessary or prudent; and typically to manage currency exposure on losses related to global catastrophe events. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to the exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and nine months ended September 30, 2011, we recorded realized gains of $1.9 million and realized losses of $11.1 million, respectively, from movements in foreign currency rates on our insurance operations and realized gains of $1.8 million and $4.2 million, respectively, in movements on foreign currency rates in our investment portfolio and $1.1 million in realized losses and $2.8 million in realized gains, respectively, from the currency forward contracts. In addition, we had unrealized losses at September 30, 2011 of $11.7 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated fixed maturities investments are held in the portfolio. Forward contracts related to these investments are designated as hedges for accounting purposes. The net realized effect on income for the three and nine months ended September 30, 2011 was not material.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the three months ended September 30, 2011, we repurchased 620,940 shares at a cost of $17.0 million.

As of September 30, 2011, we had repurchased a total of 4,544,329 of our common shares (total of $148.4 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2011	—	$—	—	$145,000,004
August 1 through August 31, 2011	74,835	$27.34	72,980	$143,007,973
September 1 through September 30, 2011	547,960	$27.42	547,960	$127,984,295

Total	622,795	$27.41	620,940

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended September 30, 2011, we received 1,855 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 2 to Credit Agreement, dated as of July 11, 2011, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo Group International Holdings Limited and Argo Underwriting Agency Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011)

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	Interactive Data File.

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 8, 2011	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 8, 2011	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer