Form 10-K
period 2011-12-31
Argo Group International Holdings, Ltd.
filed 2012-02-29
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [   ]    No  [X]

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates was approximately $802.3 million.

As of February 17, 2012, the Registrant had 31,300,416 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

			Page
		PART I

Item	1.	Business	3
Item	1A.	Risk Factors	20
Item	1B.	Unresolved Staff Comments	45
Item	2.	Properties	45
Item	3.	Legal Proceedings	45
Item	4.	Mine Safety Disclosure	46

PART II

Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	46
Item	6.	Selected Financial Data	49
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	79
Item	8.	Financial Statements and Supplementary Data	81
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item	9A.	Controls and Procedures	81
Item	9B.	Other Information	82

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	83
Item	11.	Executive Compensation	83
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	83
Item	13.	Certain Relationships and Related Transactions and Director Independence	84
Item	14.	Principal Accounting Fees and Services	84

PART IV

Item	15.	Exhibits, Financial Statement Schedules	85

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

Following is a summary organization chart for Argo Group:

Business Segments and Products

For the year ended December 31, 2011, Argo Group’s operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, International Specialty (formerly Reinsurance) and Syndicate 1200 (formerly International Specialty). During the first quarter of 2011, we evaluated the operating structure of our Bermuda and London-based business segments. To more appropriately align our operating structure with the management of the business, we concluded that operating activities associated with our London operations (our former International Specialty segment) would be principally managed and evaluated as a Lloyd’s of London (“Lloyd’s”) market syndicate business, while our Bermuda operations (our former Reinsurance Segment) would serve as the center for our international insurance and reinsurance business, including our product development and global strategic expansion initiatives. These changes resulted in our Bermuda operations, and subsequently our new non-syndicate international insurance operations, being identified as our International Specialty segment. Our London-based operation, focused on the management and growth of our Lloyd’s syndicate operations, is now known as our Syndicate 1200 segment. Additionally, we have a Run-off Lines segment for products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Information” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines (“E&S”). Excess and surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite. The lack of insurers willing to offer such coverage is often due to the unique risk characteristics of the insureds, the perils involved, the nature of the business, or the insured’s loss experience. Excess and surplus lines carriers are able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis. Non-admitted carriers, while approved, are not licensed in the states they are writing and, therefore, are not subject to the regulation of the state’s department of insurance. By contrast, admitted carriers are licensed by the states and are subject to all the states regulations and requirements.

In 2011, our E&S business segment consisted of two operating platforms: Colony Specialty and Argo Pro. While focused primarily on underwriting on a non-admitted basis, each of these operations may also underwrite certain classes of business on an admitted basis for insureds with risk profiles that meet our underwriting standards.

Colony Specialty underwrites property, primary casualty and excess/umbrella coverages for hard to place risks and/or distressed businesses that fall outside of the standard insurance market’s risk appetite through five divisions: Casualty, Transportation, Property, Contract and Environmental. Colony Specialty provides coverage to a broad group of commercial enterprises including restaurants, contractors, day care centers, apartment complexes, condominium associations, manufacturers, distributors, and environmental consultants and contractors. A portion of its business, primarily Transportation (commercial automobile) coverage, is written on an admitted basis. Premium volume in 2011 for Colony Specialty was comprised of 36% casualty, 22% transportation, 9% property, 29% contract and 4% environmental.

Argo Pro is comprised of three divisions: Allied Medical, Errors & Omissions, and Insight. The Allied Medical division targets medical facilities within the social services, miscellaneous healthcare, and long term care segments. The Errors & Omissions division targets insurance agents, lawyers, miscellaneous professions, employment practices and real estate related accounts. The Insight division offers coverage for architects and engineers, accountants and insurance agents. All Argo Pro divisions focus on small to medium size risks on both an admitted and non-admitted basis. Insight accounted for 45% of Argo Pro’s premium volume in 2011 while Allied Medical and Errors and Omissions accounted for 34% and 21% respectively.

Commercial Specialty. This segment provides property, casualty and surety coverages designed to meet the specialized insurance needs of businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and an understanding of the businesses it serves. In 2011, our Commercial Specialty segment consisted of the following operations: Argo Insurance (formerly Argo Select), Rockwood, Commercial Programs, Argo Surety, and Alteris.

The core operations of Argo Insurance consist of Grocery, Restaurants, and Specialty Retail (including dry cleaners or Fabricare, convenience stores, and retail furniture stores). Approximately 49% of Argo Select’s 2011 gross written premium was from the Grocery segment, followed by 22% in Restaurants, 18% from Fabricare, 10% from Retail Specialty, and 1% from our discontinued lines. Argo Insurance provides property, liability, workers compensation, auto, and umbrella coverage throughout the United States.

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Approximately 53% of its premiums are written in Pennsylvania where it is the largest workers compensation insurer of independent coal mines. Rockwood underwrites policies on both a large deductible basis and on a guaranteed cost basis for smaller commercial accounts. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, property, commercial automobile and surety coverages, for certain of its mining accounts. These supporting lines of business represented approximately 15% of Rockwood’s gross written premiums in 2011.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. The focus of Argo Surety is to deliver high-quality surety credit solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements promulgated by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as Commercial Bonds and Contract Bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, or the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety targets multiple industries including but not limited to construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil & gas and waste), industrial equipment, technology, retail, public utilities, and healthcare.

Commercial Programs partners with retail insurance program administrators to develop specialized commercial programs in niche markets. They work with Program Administrators who have expertise in a particular field, a proven record of managing profitable programs, and an established distribution network. The typical Program Administrator selected for Commercial Programs is equipped to handle responsibilities such as marketing, underwriting, rating and policy issuance subject to our oversight. Target markets for this division include retail and service industries, such as landscaping operations and industries related to pet care.

Alteris focuses on specialty programs and alternative risks solutions for selected niche markets, operating through the following divisions: Trident, Alteris Public Risk Solutions (“APRS”), Alteris Alternative Risk Solutions (“AARS”), and ARIS.

•

Trident functions as both an underwriter and a managing general agency providing insurance products for small to intermediate sized accounts, serving public entities, public schools, special districts, private education (K-12), home heating dealers, propane dealers, student transportation, septic contractors, wineries and lawyers. Trident offers fully insured solutions for individual accounts in the sectors it serves. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, employment practices, law enforcement liability, environmental liability, lawyers professional liability, student accident, police and firefighters accident, workers compensation, and tax interruption coverages.

•

APRS serves large individual governmental entities and self-insured governmental pools, using both traditional and alternative approaches. APRS targets sophisticated accounts that wish to participate in their own risk bearing. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, law enforcement professional liability, employment practices liability and excess liability.

•

AARS provides unbundled alternative risk structures supporting both carriers and program managers through a broad spectrum of products and services. These include program placement, underwriting, administration, acquisition of capital and credit capacity, strategic alliances, policy systems solutions, claims services, risk and safety consultation and reinsurance for property, casualty, workers compensation and other commercial lines of insurance coverage.

•

ARIS Title Insurance Corporation (“ARIS”) was acquired in November 2010. ARIS, a statutory insurance company licensed by the New York State Department of Insurance, provides art title insurance that serves the needs of the art marketplace and related fiduciary banking, legal, museum and non-profit communities.

International Specialty. This segment is comprised of Argo Group’s business outside the U.S., excluding Syndicate 1200, the Company’s Lloyd’s syndicate. This includes Argo Re, Argo Insurance – Casualty and Professional Lines, Argo Seguros, and ArgoGlobal SE.

Argo Re is primarily a property catastrophe focused business writing short-tail reinsurance lines. Argo Re focuses on underwriting property catastrophe excess of loss reinsurance for a relatively small number of cedents whose accounts are known by the division’s underwriters. Argo Re will also underwrite property per risk and pro rata reinsurance on a select basis. Reinsurance underwritten by Argo Re covers underlying exposures that are located throughout the world including the United States. Property catastrophe reinsurance generally covers claims arising from large catastrophic events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters.

Argo Re also maintains offices through its subsidiary, Argo Solutions, S.A., in Belgium. In September 2011, a new subsidiary, Argo Re (DIFC) was launched in Dubai, U.A.E. to serve the Middle East and North African insurance community. Headquartered in the Dubai International Financial Center, Argo Re (DIFC) provides specialized coverage in casualty, professional indemnity and financial lines.

Argo Insurance – Casualty and Professional Lines, based in Bermuda, provides excess layers of coverage for general and products liability, Directors and Officers liability, Errors and Omissions liability, and Employment Practices Liability for global clients.

Argo Seguros, based in Sao Paulo, Brazil, was launched in 2011 to serve the needs of the commercial insurance market in Brazil. Granted its license to operate by Brazil’s Superintendence of Private Insurance in December 2011, Argo Seguros will provide a broad range of commercial property, casualty and specialty coverages in three business areas: marine and cargo, financial lines, and property & engineering.

ArgoGlobal SE, established in 2011, will serve as a platform initially providing primary insurance, including professional lines and liability products, throughout Europe. ArgoGlobal SE includes a Maltese-domiciled licensed insurance company that was granted a license to operate by the Malta Financial Services Authority in December 2011.

Syndicate 1200. The Syndicate 1200 segment is focused on underwriting worldwide property, specialty and non-U.S. liability insurance on behalf of one underwriting syndicate, under the Lloyd’s of London global franchise. The segment’s business platform, Argo International Holdings Ltd. (“Argo International”), is based in London and comprised of four principal components:

•	Argo Managing Agency, which underwrites insurance risks on behalf of the syndicate for the providers of capital;

•	Syndicate 1200, which bears the insurance risk;

•	Argo Underwriting Agency (AUA), which participates with other capital providers on the syndicate via its subsidiary corporate member companies; and

•	Argo Direct Limited, a wholly owned service company, which enters into insurance contracts on behalf of Syndicate 1200 from both the U.K. and a branch based in Paris (Argo Assurances).

Argo International obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on behalf of third parties and capital managed on behalf of Argo Group. The sources of the underwriting capital for the Syndicate 1200 segment include our interest provided through AUA corporate members and Argo Re, third party capital participants referred to as trade capital providers and third party capital attributable to individual members referred to as Names and Other Capital. Trade capital providers participate on a quota share basis or directly through the syndicate, assuming 100% of their contractual participation in the syndicate results with such results settled on a year of account basis. The flexibility in the sources of capital allows Argo International to manage its underwriting exposure over the insurance cycle.

The table below represents our economic participation in the syndicate we manage by year of account:

Year of account	2012	2011	2010
Participations on syndicate	1200	1200	1200
Argo Group interest	86%	69%	62%
Third party - Trade capital providers	8%	20%	23%
Third party - Names and Other Capital	6%	11%	15%

Argo International earns its income from return on the underwriting capital that is provided from its own resources, investment income on its capital resources and from fee income earned from the management of third party capital.

Argo International’s worldwide property division concentrates mainly on underwriting short-tail risks, with an emphasis on commercial properties which are also exposed to catastrophes and other man-made or natural disasters. In underwriting the property portfolio, exposures are diversified geographically and by peril in order to manage the risks assumed and maximize return. The division maintains an opportunistic approach to underwriting and attempts to identify and respond to opportunities in territories and classes of business as they arise.

Argo International’s liability division underwrites non-U.S. professional indemnity, international general liability and directors & officers insurance. In addition, approximately 1.5% of the syndicate premium income is written on a range of U.S. general liability risks. Argo International’s specialty division underwrites cargo, energy and yachts and hull insurance, while the aerospace division underwrites space and aviation risks.

Argo Assurances was launched in Paris in 2011 to provide underwriting solutions for commercial satellites, aerospace and some aviation as well as financial lines, including professional indemnity, casualty and directors and officer liability coverage.

Underwriters assess opportunities across geographies and risk layers within each of their divisions. Lloyd’s currently operates in over 200 countries and territories, and we currently underwrite in 168 of these countries. Lloyd’s business is often written on a syndicate basis across the market. Argo International is the lead underwriter on approximately 25% of the business it underwrites.

Run-off Lines. Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as risk management policies written prior to the sale of renewal rights and other business previously written and classified by PXRE as property catastrophe and Lloyd’s.

Marketing and Distribution

We provide products and services to well defined niche markets. We use our capital strength and the Argo Group brands to cross-market the products offered by each of our segments among our other operating platforms and divisions. We offer our distribution partners tailored, innovative solutions for managing risk using the full range of products and services we have available.

Excess and Surplus Lines. Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately 51% of Colony Specialty’s premium volume during 2011 was produced through Colony wholesale agents that are appointed to underwrite, quote and issue policies subject to stated underwriting parameters authorized by Colony. The remaining 49% of Colony Specialty’s premium volume in 2011 was produced by Colony Specialty wholesale agents and brokers who submit business to Colony Specialty underwriters for quoting and issuance by Colony Specialty personnel. Argo Pro uses wholesale brokers in Allied Medical and Errors & Omissions as well as retail agents for Insight’s products.

Commercial Specialty. Commercial Specialty uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agents and on a direct basis in a limited number of states. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Commercial Programs partners with retail insurance program administrators to develop specialized programs in niche markets. Alteris provides its insurance products and related services through licensed retail agents and selected state program managers for its Trident public entity operations, and through selected brokers, wholesalers and program managers within the specialty markets served by its other divisions. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States.

International Specialty. Argo Re has obtained substantially all of its insurance and reinsurance business through brokers and intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind business on our behalf. Argo Re pays commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business assumed by Argo Re. Argo Insurance distributes its products through selected brokers with whom our underwriters have experience. Argo Seguros and ArgoGlobal SE will distribute products through selected brokers within their local markets.

Syndicate 1200. The syndicate obtains underwriting business from two main sources: the Lloyd’s open market, and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach Argo International directly with individual insurance risk opportunities for consideration by our underwriters. Brokers also approach Argo International through selected underwriting agencies that have been granted limited authority delegated by Argo International to make underwriting decisions on individual risks In general, risks written on the open market business are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.

Competition

We compete in a variety of markets against a variety of competitors and our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large international firms or smaller regional companies in the domiciles in which we operate.

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

International Specialty. Argo Re competes with numerous reinsurance and insurance companies. These competitors include independent insurance and reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies and underwriting syndicates. Argo Insurance, Argo Seguros and ArgoGlobal SE compete with international, national and regional insurance companies that offer similar specialty lines of business.

Syndicate 1200. The principal lines of business in this segment are written by numerous other insurance companies and syndicates at Lloyd’s. Competition for any one account may come from other Lloyd’s syndicates, international firms or smaller regional companies. Argo International’s strategy includes, among other measures, leveraging the Lloyd’s brand.

Ratings

Ratings are an important factor in assessing the Company’s competitive position and its ability to meet its ongoing obligations. The Company and its subsidiaries receive ratings from the rating agencies, A.M. Best Company (“A.M. Best”) and Standard & Poor’s (“S&P”), each of which has developed its own independent rating methodology that evaluates both quantitative and qualitative factors related to the company’s balance sheet strength, operating performance and business profile. A rating, however, is not an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares.

A.M. Best financial strength ratings range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and includes 21 separate ratings categories. With the exception of ARIS Title Insurance Corporation (whose rating is currently in process) and Argo Seguros, all of our insurance and reinsurance companies have a Financial Strength Rating of “A” (Excellent) with a stable outlook from A.M. Best, and our U.S. insurance subsidiaries have a Financial Strength Rating of “A-” (Strong) with a stable outlook from S&P.

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

Regulation

General

The business of insurance and reinsurance and related services is regulated in most all countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance segments operate are Bermuda, the United States, the European Union, Brazil, Dubai and the United Kingdom. We are also regulated by other countries where we do business.

Bermuda

Insurance Regulation Scheme. As a holding company, Argo Group was not subject to direct application of Bermuda’s insurance laws and regulations in 2011 at the Company level. However, the Insurance Act of 1978 and related regulations, as amended (together, the “Insurance Act”), govern the insurance business activities of Argo Re, our operating subsidiary in Bermuda, and provide that no person may carry on the insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain of the BMA’s rules and regulations do, however, indirectly impose obligations on Argo Group as a consequence of its ownership and control of Argo Re relating to Group Supervision as discussed below.

Solvency Regulation Scheme

Regulators in Bermuda and other jurisdictions in which we operate are considering various proposals for financial and regulatory reform. In particular, Bermuda continues to enhance its risk-based regulatory regime, which is intended to meet or exceed international standards, including Solvency II (“S II”) as enacted by the European Union (“EU”) in November 2009 as discussed more fully below at page 13.

Additionally, Bermuda is seeking to become recognized by the European Union (“EU”) EU as having an “equivalent solvency regime” in an effort to benefit Bermuda-based companies by utilizing recognition agreements which would acknowledge equivalent solvency requirements and protect these insurers and reinsurers from having to fulfill the solvency requirements under various and differing regimes.

Many of the areas covered under this initiative will be phased in over a number of years. The BMA’s aim is to create a regime that has three core components: (1) Capital Adequacy, (2) Governance and Risk Management, and (3) Disclosure and Reporting. Most of these elements are interconnected and potentially influenced by developments in other international regimes. A risk-based capital regime necessitates a strong system of governance and risk management that reflects the integration of risk and capital management. Accordingly, the BMA amended its Insurance Act and issued its “Insurance Code of Conduct” in February 2010 to address such issues, which became effective for compliance purposes on as of July 1, 2011. Insurers are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules 2008 and Insurance (Prudential Standards) (Class 4 Solvency Requirement) Amendment Order 2010.

Furthermore, S II based directives provide for the appointment of a designated “group supervisor” to oversee the insurance or financial holding group with which an insurer is affiliated for purposes of assessing overall risk and solvency at the group level. In support of such a “Group Supervision regime”, the BMA has recently issued the Insurance (Group Supervision) Rules 2011 and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011, which come into operation in two parts on December 31, 2011 and January 1, 2013. This regime includes new requirements for Solvency margins, Capital Requirements and Eligible Capital.

Regulation of Argo Group.

In May of 2011, the BMA gave notice that it had determined itself to be the proper group supervisor for the Company for purposes of its Group Supervision regime. Accordingly, the Company and its subsidiaries are deemed to be an affiliated group supervised by the BMA under applicable rules and regulations in Bermuda. As group supervisor, the BMA has the authority to gather information and perform certain supervisory functions set forth in the Insurance Act relating review and assessment of the group. These functions include assessment of compliance with rules on solvency, risk concentration, intra-group transactions and good governance procedures, as well as planning and coordination with other competent authorities relating to supervision of the activities and financial condition of the group and its affiliated insurers. In carrying out its functions, the BMA is empowered to make rules for (i) assessing the financial situation and the solvency position of the group and/or its members; and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. These rules are in varying stages of completion and enforcement, and provide for significant reporting requirements as to the Company and its consolidated financial condition.

Regulation of Argo Re

Classification of Insurers. The Insurance Act distinguishes between special purpose insurers, insurers carrying on long-term business and insurers carrying on general business. There are various classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Argo Re, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Under the Insurance Act, no distinction is made between insurance and reinsurance business.

Principal Representative and Principal Office. As an insurer, Argo Re is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. The principal representative is required to give notice to the BMA regarding certain events relating to solvency, significant losses, proposed changes in ownership, and other material changes defined in the Insurance Act. In some instances, prior approval may be required for a proposed action that is the subject of a notice.

Controlling Shareholders of an Insurer; Effect on Ownership of Shares in the Company. The definition of a shareholder “controller” is set out in the Insurance Act, but generally refers to a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company. As such, any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of the Company’s common shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA also has the power under the Insurance Act, at anytime, by written notice, to object to any “controller” (including a shareholder controller) if it appears to it that such person is not a fit and proper person to be a controller. The BMA may require the holder to reduce its holding of our common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable.

Solvency and Capital Requirements. The Insurance Act, in conjunction with the Insurance Returns and Solvency Regulations 1980 (section 10, 11 and Schedule I), imposes on Bermuda insurance companies, including Argo Re, solvency and liquidity standards and auditing and reporting requirements, and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

Dividends

The payment of dividends by Argo Re is limited under the Insurance Act. Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. Should Argo Re fail to meet its minimum solvency margin or minimum liquidity ratio as of the last day of any financial year it will be prohibited from declaring or paying any dividends during the next financial year without prior approval from the BMA.

As of December 31, 2011, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2011, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,172.0 million and the amount required to be maintained was estimated to be $224.0 million. As of December 31, 2011, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $887.0 million.

In December of 2011, Argo Re paid a cash dividend of $100.0 million to Argo Group which was used to repay an intercompany note. In March 2010, Argo Re paid a cash dividend of $17.5 million to Argo Group. Argo Re did not pay dividends to Argo Group in 2009.

United States

State Insurance Regulation

Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group US, Inc., as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group. Generally, all material transactions among companies in the holding company group to which any of the U.S. subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to protect our policyholders rather than our shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the state in which our insurance subsidiaries are domiciled.

Guaranty Associations

Our U.S. insurance subsidiaries are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying claims of licensed insolvent insurance companies. We are assessed our pro rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. Non-admitted business is neither supported by or subject to guaranty assessments.

Dividends

Effective December 31, 2007, Argonaut Group, Inc. and PXRE Corporation, two of our intermediate holding companies merged. PXRE Corporation was the surviving entity and was renamed Argonaut Group, Inc. Effective April 7, 2008, Argonaut Group, Inc. was renamed Argo Group US, Inc. As a result of the merger, all of our U.S. Subsidiaries became subsidiaries of Argo Group US, Inc., meaning that any dividends from our U.S. Subsidiaries are payable in the first instance to Argo Group US, Inc. prior to being passed upward as dividends to the Company. The ability of our insurance subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance subsidiaries and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.

Argo Group US, Inc. is able to receive dividends from its direct subsidiaries: Argonaut Insurance Company, Colony Insurance Company and Rockwood Casualty Insurance Company. For the year ended December 31, 2011, Colony paid an extraordinary dividend to Argo Group US, Inc. in the amount of $99.4 million. The dividend was paid and notice was provided to the Virginia Bureau of Insurance. For the year ended December 31, 2011, Rockwood paid an extraordinary dividend to Argo Group US, Inc. in the amount of $30.0 million. The dividend was paid after receiving prior approval from the Pennsylvania Department of Insurance. During 2012, Argonaut Insurance Company may be permitted to pay dividends of up to $37.3 million in cash without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Colony may be permitted, during 2012, to pay dividends of up to $161.3 million in cash without prior approval from the Virginia Bureau of Insurance, based on the application of Virginia’s ordinary dividend calculation. Rockwood may be permitted, during 2012, to pay dividends of up to $17.5 million in cash without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments may be required.

State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group would become subject to at least some of such regulations, would require approval by the five domiciliary regulators of Argo Group US, Inc.’s subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.

The Terrorism Risk Insurance Program Reauthorization Act

On December 26, 2007, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 which extends the Terrorism Risk Insurance Act through December 31, 2014. The law extends the temporary federal Program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The U.S. Department of the Treasury (“Treasury”) implements the Program. On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). The Treasury on June 29, 2004, issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. On July 28, 2004, Treasury issued a final rule concerning litigation management.

TRIA, the Claims Procedures Rule, the Litigation Management Rule and related rules certain definitions, requirements, and procedures for insurers filing claims with Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). The Claims Procedures Rule, in particular, specifically addresses requirements for Federal payment, the submission of an initial notice of insured loss, loss certifications, the timing and process for payment, associated recordkeeping requirements, as well as Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA. Insurers are advised to review the legislation and TRIP regulations before submitting information.

Additional materials addressing the Terrorism Risk Insurance Act of 2002 and TRIP, including Treasury issued interpretive letters, are contained on the U.S. Department of the Treasury website.

United Kingdom

FSA Regulations.

Argo International’s operations are regulated by the U.K. Financial Services Authority (“FSA”) and franchised by Lloyd’s of London. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Argo Managing Agency Limited) that it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

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

Argo International predominately participates in the Lloyd’s market through Argo (No 604) Ltd, a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the Individual Capital Adequacy regime of the FSA. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

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

European Union. S II, the enhanced EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. The Omnibus II Directive will set the date of entry into force of the S II regime as well as the scope for the technical standards to be drafted by European Insurance and Occupational Pensions Authority (“EIOPA”). Without pre-empting the final decision of the Parliament and Council on the timeline and the scope of the further regulatory measures, EIOPA has adopted a working assumption for the timeline of S II. This timeline should allow EIOPA, its members and the industry to progress in preparing for the implementation of S II according to specific milestones. It is currently anticipated that the implementation of the S II directive will commence at the beginning of 2013, with a “phasing-in” period throughout that year, and with “entry into force” of S II effective beginning of 2014. S II, which is a significant enhancement of the existing Solvency I framework, is the improved regulatory regime which will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators.

Argo International, Argo Group’s European-based operation at Lloyd’s of London, and ArgoGlobal SE will be required to comply with S II and are undertaking actions to be compliant by the imposed implementation date.

Dividends

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. When paid, however, such dividends become part of the capital and surplus of Argo Re, at which point further distribution upward to the Company is subject to Bermuda insurance and solvency regulations as discussed on page 11 above. Dividend payments from Argo International will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International.

Malta

ArgoGlobal SE was authorized effective December 12, 2011 to operate as a licensed insurer domiciled in Malta under the Malta Business Act (Cap. 403) by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. The MFSA will require ArgoGlobal SE to prepare the Parent Undertaking Solvency Computation in terms of the Insurance Business (Insurers’ Asset and Liabilities) Regulations 2007. In addition, ArgoGlobal SE will also be subject to regulation by the European Union, including those provisions relating to S II given effect in Malta as a Member State of the EU. Although dividends are not expected to be paid during the start up phase of ArgoGlobal SE, when payable, such dividends are will be subject to applicable laws and regulations in Malta.

Brazil

Argo Seguros Brasil S.A. was authorized effective December 13, 2011 to operate as a licensed insurer domiciled in Brazil by the Superintendência de Seguros Privados [Superintendence of Private Insurance] (“SUSEP”) per Ordinance No 4.316. Argo Seguros is regulated as a domestic insurer by SUSEP and subject generally to Brazil’s laws and regulations relating to insurance and solvency requirements. Although dividends are not expected to be paid during the start up phase of Argo Seguros, when payable, such dividends will be subject to applicable laws and regulations in Brazil.

Dubai

Argo Re (DIFC) Ltd. was approved effective July 18, 2011 as an “Authorized Firm” licensed to operate in Dubai as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations which apply to insurance carriers and reinsurers generally in Dubai, Argo Re (DIFC) Ltd. is subject to Dubai’s laws and regulations relating its business activities as an Authorized Firm operating in Dubai.

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

At December 31, 2011, Argo Group’s reinsurance recoverable balance totaled $1,143.5 million, net of an allowance for doubtful accounts of $7.8 million. The following table reflects the credit ratings for the reinsurance recoverable balance at December 31, 2011:

($’s in millions) Ratings per A.M. Best	Reinsurance Recoverables	% of Total

Reinsurers rated A+ or better	$478.2	41.8%
Reinsurers rated A	475.8	41.6%
Reinsurers rated A-	58.3	5.1%
Reinsurers rated below A- or not rated	131.2	11.5%

	$1,143.5	100.0%

The top ten reinsurers, all rated A or higher, accounted for $715.3 million, or approximately 63% of the reinsurance recoverable balance as of December 31, 2011. Management has concluded that all net balances are considered recoverable as of December 31, 2011.

Additional information relating to our reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Reinsurance” in the Notes to the Consolidated Financial Statements.

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

Argo Group has discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the mid-1980s, with a limited number of claims occurring on policies written into the early 1990s. Also included in Run-off Lines is other business previously written and classified by PXRE as property catastrophe and Lloyd’s of London. Business formerly written in our Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on Run-off Lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 2001 through 2011. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. Amounts for the former PXRE companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for Argo International are not included for the years prior to 2008, the year of acquisition.

Table I

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Net of Reinsurance)

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Reserves for Losses and LAE (1)	$929.6	$838.2	$965.5	$1,060.8	$1,394.8	$1,530.5	$1,863.3	$2,115.6	$2,213.2	$2,253.0	$2,336.7
Cumulative Amount Paid as of (2)
1 year later	200.1	188.7	230.5	183.1	235.6	286.6	410.9	567.8	577.9	577.9
2 years later	327.5	348.8	354.1	341.9	435.2	517.8	721.5	965.5	960.2
3 years later	449.8	431.9	471.6	492.9	600.3	712.7	930.0	1,213.5
4 years later	509.5	514.0	588.5	614.0	734.0	840.9	1,072.0
5 years later	573.1	609.3	683.0	717.1	822.2	926.7
6 years later	656.3	688.0	765.5	785.3	886.8
7 years later	726.8	763.4	825.4	840.7
8 years later	796.5	817.4	876.9
9 years later	847.7	864.7
10 years later	892.0

Reserves Re-estimated as of (3)
1 year later	991.5	879.0	964.6	1,216.0	1,349.9	1,499.4	1,798.6	2,109.3	2,170.1	2,249.6
2 years later	1,034.0	889.9	1,158.2	1,196.3	1,331.4	1,472.5	1,757.9	2,018.4	2,112.0
3 years later	1,053.5	1,090.7	1,161.3	1,200.2	1,306.5	1,446.1	1,696.9	1,974.4
4 years later	1,084.9	1,099.7	1,187.3	1,196.0	1,316.3	1,413.5	1,659.1
5 years later	1,100.9	1,138.0	1,189.0	1,219.5	1,296.8	1,389.1
6 years later	1,141.9	1,142.6	1,208.3	1,208.1	1,284.0
7 years later	1,147.7	1,166.1	1,208.4	1,196.5
8 years later	1,174.3	1,172.9	1,202.3
9 years later	1,184.0	1,169.8
10 years later	1,182.0
Cumulative (Deficiency) Redundancy (4) (5)	(252.4)	(331.6)	(236.8)	(135.7)	110.8	141.4	204.2	141.2	101.2	3.4
Prior Yr. Cumulative (Deficiency) Redundancy (5)	(254.4)	(334.7)	(242.9)	(147.3)	98.0	117.0	166.4	97.2	43.1	—

Change in Cumulative (Deficiency) Redundancy	$2.0	$3.1	$6.1	$11.6	$12.8	$24.4	$37.8	$44.0	$58.1	$3.4

(1)	Original estimated reserves for losses and LAE, net of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, net of reinsurance payments as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Cumulative (deficiency) redundancy, compares the adjusted reserves (3) to the reserves as originally established (1) and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.
(5)	The Cumulative (Deficiency) Redundancy for each of the current year and prior year lines includes $176.2 million of (Deficiency) related to the commutation of the Adverse Development Contract (“ADC”) for each of the 2002 through 2004 years. There is no net effect to the change in Cumulative (Deficiency) Redundancy.

Table II

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Gross Reserves)

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Reserves for Losses and LAE (1)	$1,147.8	$1,281.6	$1,480.8	$1,607.5	$1,875.4	$2,029.2	$2,425.5	$2,996.6	$3,203.3	$3,152.2	$3,291.1
Cumulative Amount Paid as of (2)
1 year later	246.0	236.7	316.2	275.2	335.6	358.9	499.5	789.5	834.9	764.7
2 years later	411.5	464.6	501.0	470.4	578.5	650.4	894.6	1,383.8	1,342.7
3 years later	594.1	596.1	638.8	645.5	784.1	903.7	1,198.9	1,716.4
4 years later	688.8	691.3	771.7	791.9	957.1	1,086.7	1,364.9
5 years later	762.8	798.5	882.2	924.0	1,085.4	1,195.2
6 years later	854.7	890.0	990.4	1,026.2	1,164.8
7 years later	934.6	988.8	1,081.0	1,092.2
8 years later	1,025.9	1,072.5	1,140.7
9 years later	1,105.9	1,126.7
10 years later	1,156.3
Reserves Re-estimated as of (3)
1 year later	1,265.3	1,370.1	1,489.5	1,604.1	1,792.0	1,960.1	2,369.6	3,044.0	3,135.0	3,132.1
2 years later	1,346.3	1,394.1	1,519.2	1,547.1	1,741.6	1,939.8	2,333.4	2,899.6	3,067.4
3 years later	1,381.4	1,425.7	1,486.5	1,540.8	1,727.4	1,932.3	2,254.1	2,871.9
4 years later	1,405.4	1,410.5	1,513.7	1,542.9	1,764.7	1,869.9	2,182.7
5 years later	1,406.0	1,455.6	1,515.5	1,608.2	1,725.1	1,836.5
6 years later	1,457.6	1,459.4	1,587.1	1,588.5	1,708.4
7 years later	1,461.4	1,533.1	1,581.7	1,576.1
8 years later	1,533.9	1,536.7	1,575.4
9 years later	1,542.0	1,532.5
10 years later	1,540.1
Cumulative (Deficiency) Redundancy (4)	(392.3)	(250.9)	(94.6)	31.4	167.0	192.7	242.8	124.7	135.9	20.1
Prior Yr. Cumulative (Deficiency) Redundancy	(394.2)	(255.1)	(100.9)	19.0	150.3	159.3	171.4	97.0	68.3	—

Change in Cumulative (Deficiency) Redundancy	$1.9	$4.2	$6.3	$12.4	$16.7	$33.4	$71.4	$27.7	$67.6	$20.1

(1)	Original estimated reserves for losses and LAE, prior to the effects of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, prior to the effects of reinsurance as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

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

Additional information relating to our loss reserve development is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Investments

Investment Strategy and Guidelines

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of our obligations, including claims payments. To ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. To meet our liquidity needs, our fixed income portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2011, these securities, along with cash, represented 72.9% of our total investments and cash.

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

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments in our Capital Appreciation Portfolio, which includes high yield fixed income securities, equities, and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

We currently utilize multiple professional investment managers to manage our portfolio. Certain short-term investments and other strategic investments are managed internally.

Additional information relating to our investment portfolio is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 2, “Investments” in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2011, Argo Group had 1,180 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

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

Enterprise Risk Management and Governance Frameworks

Purpose. The objective of the Enterprise Risk Management and Governance Frameworks of Argo Group International Holdings, Ltd. and its subsidiaries are to ensure that:

1.	All reasonably foreseeable material risks, including financial and non-financial, on and off-balance sheet, and current and contingent exposures are identified;

2.	The potential impact of such material risks, including material risks affecting capital requirements and capital management, short-term and long-term liquidity requirements, policyholder obligations, and operational strategies and objectives are assessed; and

3.	Policies and strategies are developed and maintained to manage, mitigate, and report material risks effectively.

Our frameworks for managing enterprise risks are intended to meet standards that are not only consistent with the applicable laws and regulations, but which are commercially reasonable and prudent taking into consideration the interests of our shareholders, policyholders, and other counterparties.

Conducting our insurance and reinsurance business operations and related services in a prudent manner requires us to establish sound governance mechanisms, including a sound risk management and internal controls framework. This framework has regard for international best practice on enterprise risk management and internal controls and is overseen by our Board of Directors (our “Board”).

The focus of our risk management framework is on “reasonably foreseeable material risks”, meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent exposures, etc.) that we can be identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and / or liquidity position or risk profile in general. These risks include those that are on the assessment. Relevant stakeholders include our Board, senior management, policyholders, investors and the various governmental and non-governmental authorities that monitor and regulate our business activities and securities.

Risk Strategy. Argo Group’s “Risk Strategy” encompasses our risk appetite, risk tolerance levels and strategy for addressing and managing risk. The Risk Strategy is outlined and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board on a periodic basis.

Because we are subject to an increasingly complex environment for regulatory and financial oversight, we consider enterprise risk management and compliance as key functions from an operational standpoint. However, maintaining a suitable and effective Risk Strategy is also viewed as a strategic imperative, since it allows us to maintain our competitive edge through better understanding our own risks and overall solvency needs, on both a per risk and an aggregated, holistic basis.

Framework. Argo Group’s risk management framework is designed to enable us to achieve an accurate and timely understanding of (1) the nature, caliber and sensitivity of the material foreseeable risks to which we are exposed, (2) our ability to mitigate or avoid such risks, and (3) to the extent that an identified risk falls outside of our Risk Strategy, what course of action is necessary to address such risk consistent with our set goals and principles.

Key elements of Argo Group’s risk management framework are summarized below:

1.	Our risk management framework, which consists of three levels of defense, begins at the departmental level. Each business department is charged with the task of identifying, assessing, measuring, monitoring, reporting, and mitigating risks associated with the department’s respective functions and responsibilities. The Head of Enterprise Risk Management, who reports on issues of risk management directly to the Risk Committee of our Board and serves as the second line of defense, plays a key role in risk management by coordinating, facilitating, and overseeing the effectiveness and integrity of our risk management activities. This function is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite or tolerance, ensuring that there is an appropriate response applied by the respective risk owner. Our Internal Audit department provides another line of defense by assessing the effectiveness of our risk management processes and practices including the risks associated with our compensation plans and by providing timely feedback and assurance to our Board on the effectiveness of our risk management framework. The Head of Internal Audit reports on issues of risk management, including the internal control framework, directly to the Audit Committee of our Board.

2.	We have established policies to identify and address known existing as well as evolving and emerging risks that have the potential to materially impact the adequacy of our financial resources, the volatility of our results, expected shareholder returns or our ability to meet our commercial, legal and regulatory obligations.

3.	Argo Group’s risk management framework is:

•	embedded in both the organizational structure and strategic oversight process, supported by appropriate internal control policies and procedures.

Argo Group’s Board has revised its Corporate Governance Guidelines and Terms of References to reflect local and international developments with regard to Risk and Capital Management. Simultaneously, the role and composition of the Company’s Risk Committee has been expanded to keep pace with the international expansion of the Group as well as evolving regulatory developments, especially in Bermuda, the U.S., and the European Union. The previously established independent Enterprise Risk Management function on Group level and the additional local risk management functions, especially in the U.K., further fortify the implementation of and compliance with our risk management framework. Throughout the year, risk related aspects to our business have been reviewed and evaluated at all levels. Based on these assessments, appropriate risk management actions have been taken to address and mitigate risks where necessary and to ensure that underwriting and investment activities remain consistent with the Board’s approved strategic and business plans.

These risk management activities were subsequently monitored, reviewed and, if required, adjusted during the course of regularly scheduled operational meetings, reserve review meetings, and meetings of the Senior Executive team to assure proper alignment with approved risk appetite and tolerance levels.

•	supported by information systems that capture underwriting, investment, and operational data in order to provide relevant, accurate, and timely information to the applicable business functions.

We continue to evaluate and fortify our processes and protocols to safeguard the confidentiality, security and integrity of our data, most recently in connection with consolidating certain primary and secondary platforms, standardizing formats, and enhancement of our data mining and reporting capabilities. During the course of the year, Argo Group further built-out and enhanced our internal capital model capabilities and applications as well as various other modeling tools. In addition, we introduced further enhancements to our aggregation and accumulation measurement and monitoring tools.

•	incorporates techniques necessary to identify, measure, respond to, monitor, and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.

The risk management techniques, especially with regard to our internal capital model, are constantly refined as new methods are developed, enhanced tools and applications are released, and our means to quantify and qualify risks improve.

•	specifies objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting, and operating responsibilities across all functions.

Argo Group’s Risk Strategy is determined by a risk appetite defined by a series of risk limits on Group as well as on operational segment level. The risk appetite is based on the available capital and liquidity as well as on the Board approved earnings target within certain volatility tolerances, and provides a term of reference for the operational segments of Argo Group.

▪	Risk limits encompassed in Argo Group’s Risk Strategy include:

➢	Primary company-wide portfolio limits, which are based on Argo Group’s overall portfolio and designed to protect our capital and liquidity position and limit the likelihood of an economic loss for the year;

➢	Secondary, supplementary limits, which serve to limit losses that can arise out of individual risk types or accumulations, such as natural catastrophes and terrorism, and to limit market and credit risks that could materially impact Argo Group’s survival were they to materialize;

➢	Other limits, which are designed to protect and preserve Argo Group’s reputation and strategic agility and thus protect our future business potential. These limits include parameters for individual risks that could cause permanent damage to how our customers, clients, shareholders and staff perceive Argo Group.

▪	The prescribed risk appetite ensures that an appropriate balance is struck between entertained business opportunities and associated risks.

▪	Argo Group’s risk appetite, as defined by our Board, is reflected in our strategic and business planning and integrated into the management of our operational segments. In the event of capacity shortages or conflicts with the stipulated limits profile and internal guidelines, fixed escalation and decision-making processes are designed to ensure that business interests and risk management aspects are being surfaced, vetted and reconciled. If necessary, risks are ceded or hedged by means of reinsurance, derivatives or other forms of risk relief.

•	documented insofar as all significant policies and procedures associated with the Company’s risk management framework are in writing and available to the Board, Senior Management and all employees.

Argo Group reviews, at least on an annual basis, its Corporate Governance, Compliance, Risk Management and Internal Controls Policies and Procedures and provides the Board, its Committees and Senior Management with recommendations for updates and upgrades as required and requested on a timely basis.

We believe that the foregoing risk management framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory, and business environment. Through the efforts of management, our internal risk management functions and the Board of Directors, we believe we are able to avoid or mitigate unnecessary risks while accepting certain other risks that may be deemed beneficial to Argo Group and our shareholders.

Significant Risks

Our risk management framework covers the following categories of material foreseeable risks consistent with the guidance provided for each:

➢ Insurance Underwriting Risks

Insurance Underwriting risks are defined as the risk of loss, or adverse change in the value of insurance liabilities, due to inadequate pricing and/or reserving practices. These risks may be caused by the fluctuations in timing, frequency and severity of insured events and claim settlements in comparison to the expectations at the time of underwriting.

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

Argo Group cannot predict with certainty whether market conditions will improve, remain constant or continue to deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates that we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and/or financial condition.

We operate in a highly competitive environment and no assurance can be given that we will continue to be able to compete effectively in this environment.

We compete with numerous companies that provide property, casualty and specialty lines of insurance and reinsurance and related services. Although we employ an experienced management team, have a strong capital position, and have a financial strength rating of “A” rating from A.M. Best and an “A-” rating for our U.S. insurance subsidiaries from S&P, no assurance can be given that we will be able to continue to compete successfully in the insurance and/or reinsurance market. Increased competition in these markets could result in a change in the supply and/or demand for insurance or reinsurance, our ability to price our products at risk-adequate rates and retain existing business, or write new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.

Argo Group’s insurance and reinsurance subsidiaries have exposure to unpredictable and unexpected changes in the claims environment, or due to catastrophes and terrorist acts that can materially and adversely affect its business, results of operations and/or financial condition.

Emerging Claims. Changes in industry practices and legal, judicial, social and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business such as extending coverage beyond our intended scope at the time of underwriting or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance or reinsurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.

Catastrophic Losses. We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, tsunamis, earthquakes, hailstorms, explosions, power outages, severe winter weather, wild-fires and man-made events. The incidence and severity of such randomly occurring catastrophic events are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Insurance companies are generally not permitted to reserve for probable catastrophic events until they occur. Therefore, although we will actively manage our risk exposure to catastrophes through underwriting limits and processes and further mitigate it through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition. Also, it is possible that a series of catastrophic events could occur with unusual frequency in a given period which, although individually not severe enough to trigger the reinsurance protection or other hedging instrument, in the aggregate could have a material adverse impact on Argo Group.

Further, as a provider of property catastrophe-type reinsurance coverage in the worldwide marketplace, Argo Re’s operating results in any given period will depend to some extent on the number and magnitude of such natural and man-made catastrophes. While Argo Re may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Argo Re’s operating results and/or financial condition. This could, in turn, result in a material adverse impact on Argo Group’s business, results of operations and/or financial condition.

Terrorism. We may also carry the risk of losses resulting from random acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider unattractive, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. If this occurs, Argo Group, in its capacity as a primary insurer, would have a significant gap in its own reinsurance protection and would be exposed to potential losses as a result of any terrorist act. It is impossible to predict occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 which extends the Terrorism Risk Insurance Act through December 31, 2014. The law extends the temporary federal Program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Department of the Treasury (“Treasury”) implements the Program. On November 26, 2002, the President signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). The Treasury on June 29, 2004, issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. On July 28, 2004, Treasury issued a final rule concerning litigation management.

TRIA, the Claims Procedures Rule, the Litigation Management Rule and related rules contain certain definitions, requirements, and procedures for insurers filing claims with Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). The Claims Procedures Rule, in particular, specifically addresses requirements for Federal payment, the submission of an initial notice of insured loss, loss certifications, the timing and process for payment, associated recordkeeping requirements, as well as Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA. Insurers are advised to review the legislation and TRIP regulations before submitting information.

Additional materials addressing the Terrorism Risk Insurance Act of 2002 and TRIP, including Treasury issued interpretive letters, are contained on the U.S. Department of the Treasury website.

Global climate change may have an adverse effect on our financial results.

Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of their long-term effects on climate, a broad spectrum of scientific evidence suggests that manmade production of GHG has had an adverse effect on the global climate. Many sectors, to which we provide insurance coverage, might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness. In buildings and infrastructure, for instance, a plethora of effects has to be taken into account: heavy downpours can flood basements and affect drainage, sewers, roads, tunnels, etc. Warmer summers and wet winters may pose a problem to building interiors. More severe storms may affect houses and bridges. Assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely impact our business, results of operations, and/or financial condition.

Because our business is dependent upon insurance and reinsurance agents and brokers, we are exposed to certain risks arising out of distribution channels that could cause our results to be adversely affected.

We market and distribute some of our insurance products and services through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines without our initial approval. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships could have a significant impact on our ability to market our products and services.

In accordance with industry practice, we may pay amounts owed on claims under our insurance and reinsurance contracts to brokers and/or third party administrators who in turn remit these amounts to our insureds or reinsureds. Although the law is unsettled and depends upon the facts and circumstances of each particular case, in some jurisdictions in which Argo Group conducts business, if an agent or broker fails to remit funds delivered for the payment of claims, we may remain liable to our insured or reinsured ceding insurer for the deficiency. Likewise, in certain jurisdictions, when the insured or reinsured pays the remitting funds to our agent or broker in full, our premiums are considered to have been paid in full, notwithstanding that we may or may not have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with certain agents and brokers with whom we transact business.

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

Asbestos and Environmental Liability Loss Reserves. We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. We have a specialized claims unit that investigates and adjusts the respective asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our insurance subsidiaries contain this exclusion. However, experts in specialty units of Argo Group offer coverage for environmental damages on a very restrictive, contained basis with fixed limit caps. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.

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

Additional information relating to our reserves for losses and loss adjustment expense is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

➢ Operational Risk

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people, systems, or from external events. This risk encompasses all exposures faced by functions and services rendered in the course of conducting business including, and not limited to, accounting & financial reporting, business continuity, claims management, information technology and data processing, legal & regulatory compliance, outsourcing and reinsurance purchasing.

Argo Group may be unable to attract and retain qualified employees and key executives.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees and seasoned key executives who are knowledgeable about our business. If the quality of our leadership and underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

Argo Group and its subsidiary, Argo Re have operations that require their employees to live and/or work in Bermuda. Under Bermuda law, non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit for a specific period of time, which may be extended upon showing that, after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the minimum required education, skills and experience for the advertised position. The Bermuda Department of Immigration’s policy limits the duration of these Standard Work Permits to six years, subject to certain exemptions for key employees. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration authorities. These individuals are considered key employees. If the Bermuda Department of Immigration refuses to extend the work permits of our key employees, our operations could be disrupted and our financial performance could be adversely affected.

In connection with Argo Group’s global expansion, certain of its subsidiaries are opening offices in new foreign jurisdictions, such as Dubai, Malta and Brazil. These jurisdictions might have residence and other mandatory requirements that affect the composition of its local boards of directors, executive teams, and the choice of third party service providers. Due to the competition for available talent and in such jurisdictions, Argo Group might not be able to attract and retain personnel as required by its business plans, which could disrupt operations and adversely affect our financial performance.

Argo Group’s internal controls may fail and have an adverse effect on our business.

We utilize a number of strategies and processes to mitigate our insurance risk exposure including:

•	engaging in vigorous underwriting within certain defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations to the effectiveness of all of these strategies. No assurance can be given that an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

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

In addition, a security breach of our computer systems could damage our reputation or result in financial liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if external parties were able to penetrate our network security or otherwise misappropriate confidential information.

Argo Group may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operation, results and financial condition.

We outsource certain technology and business process functions to third party providers and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, or if third party providers do not perform as anticipated or if we experience technological or other problems with transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.

Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in adverse monetary, reputational and/or regulatory consequences, which in turn could have an adverse effect on our operations or financial condition.

In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural difference, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

➢  Market, Credit, Investment, and Liquidity Risk

Market Risk is the risk of loss or adverse change in the financial position due to fluctuations in the level and in the volatility of market prices of assets, liabilities and financial instruments. This risk may be caused by fluctuations in foreign exchange rates, interest rates or equity, property and securities values.

Credit risk is the risk of loss or adverse change in the financial position due to fluctuations in the credit standing of issuers of securities, counterparties or any other debtors, including risk of loss arising from an insurer’s inability to collect funds from debtors.

Investment Risk is the uncertainty associated with making an investment that the investment may not yield the expected returns or performance, including the risk that an investment will decline in value, result in a loss, or result in liability or other adverse consequences for the investor.

Liquidity risk is the risk of a loss or inability of the Company to realize investments and other assets in order to meet its financial obligations when they fall due or the inability to meet such obligations except at excessive cost.

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

We hold a diversified portfolio of investments. These investments are managed in accordance with our investment policy by professional investment management firms and internally, under the direction of our Investment Committee, the Chief Executive Officer and Chief Financial Officer. Although our investment policies stress diversification of risks, conservation of principal, and liquidity, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

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

Since the beginning of the recent global financial crisis, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during recent years residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investment properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth which could have a material and adverse impact on our results of operations, financial condition, business and operations.

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

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include, (but are not limited to) maximum percentages of investment in certain types of securities, minimum levels of credit quality, and Option-Adjusted Duration guidelines. No issuer (excluding United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 5.2% of shareholders’ equity at December 31, 2011.

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

Although Argo Group’s foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Brazilian subsidiary whose functional currency is the Brazilian Real and our Malta subsidiary whose functional currency is the Euro, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. With the acquisition of Argo International, foreign currency exposure has increased. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may, from time to time, experience losses resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.

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

Interest rates are highly sensitive to many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, which include duration targets for asset portfolios, compliance monitoring of these targets, and means to reasonably and cost/benefit-effective match asset duration to the duration of our liabilities, fluctuation in interest rates could have a material adverse effect on our book value.

Argo Group faces a risk of non-availability/non-collectability of reinsurance, which could materially and adversely affect its business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance or other, similar risk mitigating hedging instruments. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.

➢  Concentration Risk

Concentration Risk is the risk of exposure to losses associated with inadequate diversification of portfolios of assets or obligations. Concentration risk refers to all risk exposures with a loss potential which is large enough to threaten the solvency position of the Company. Concentration risk can arise in both the assets and liabilities sides of the balance sheet as well as in off-balance sheet items and can originate from a series of sources such as natural or man-made catastrophes or unprecedented economic events, or from an individual risk exposure, or from a combination of risk exposures such as credit, investment, underwriting, and liquidity.

Argo Group is an integrated financial services provider offering a variety of products across different operational segments and geographic regions. As such, diversification is a key component to its business model. Risk diversification helps us manage our capital allocation efficiently by limiting the impact of any single event to the economic, financial and regulatory condition of our Company. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also on the level of relative concentration of those risks. Based on these assumptions, our goal is to maintain an appropriately balanced risk profile by avoiding any disproportionately large risks. At the Argo Group level, we identify, measure, manage and monitor pre-defined concentration risk scenarios consistently across the operational segments in terms of pre-diversified internal risk capital. With respect to investments, top-down indicators such as strategic asset allocation thresholds are defined and closely monitored to ensure balanced investment portfolios. Financial Value at Risk limits are in place for the group and separately for the different major legal entities based on tools such as the risk and capital models, in order to protect the economic capital position and manage peak risks. Disproportionately large risks that might accumulate and have the potential to produce substantial losses, such as for instance major natural catastrophic or credit events are modeled, budgeted and monitored on a standalone basis, i.e. without factoring in possible diversification benefits.

Despite the introduction of rigorous identification, modeling and monitoring protocols and in light of the inherent limitations to the tools and applications utilized, it is possible that an unknown, undetected or underestimated accumulation event could occur and result in and material financial loss to the Company.

For more details, see also above Insurance & Market/Credit Risk section.

➢ Strategic Risk

Strategic Risk means the risk of Company’s inability to implement appropriate business plans and strategies, make decisions, allocate resources, or adapt to changes in the business environment. Strategic Risk includes the risk of the current or prospective impact on earnings or capital arising from adverse business decisions, improper execution of decisions made, or lack of responsiveness to industry changes. For the purposes of this report, Strategic Risk includes risks relating to accessing / raising capital, capital allocation, competition, and product design.

Further deterioration of the macroeconomic environment in the US, the Eurozone, and worldwide

Economic imbalances and financial market turmoil could result in a widening of credit spreads and continued volatility in share prices continue to exist. Certain financial and economic data may deteriorate further. These circumstances could lead to a continued decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. The ultimate impact of such conditions on the insurance industry in general, and on Argo Group’s European operations in particular, cannot be fully or accurately quantified at this time.

Adverse developments in the broader economy will create significant challenges to the insurance industry will face challenging times ahead stemming from the recessionary economic tendencies observed in most of Europe and the US. If policy responses in Europe, the US and internationally are not effective in creating these conditions, the insurance sector could be adversely affected further by the resulting financial and economic environment. The sovereign debt crisis in certain Eurozone countries could also negatively impact insurers’ balance sheets, resulting in associated solvency issues. Further, insurance regulators worldwide have responded to the sovereign credit risk, equity risk, and the current economic cycle by imposing or contemplating to impose new or stricter regulatory measures and increased solvency requirements, all of which could have an adverse effect on Argo Group.

The financial crisis has created substantial financial performance challenges associated with the prolonged low interest rate environment. In response, Argo Group has adjusted the duration of its asset portfolio and the asset mix. Should these challenges continue for an extended period of time, the risk of achieving adequate returns will be greater and adverse effect on our business, results of operations and on the competiveness of our products in the market.

Argo Group’s insurance and reinsurance subsidiaries are subject to risk-based capital and solvency requirements under their respective regulatory domiciles.

A risk-based capital system is designed to measure whether the amount of available capital is adequate to support the inherent specific risks of each insurer. Risk-based regulatory capital is calculated annually. Authorities use the risk-based capital formula to identify insurance companies that may be undercapitalized and thus may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any (state) regulatory action is required based on the respective local thresholds.

As a result of these and other requirements, we may require additional capital in the future that might not be available to us on commercially favorable terms. Our future capital requirements depend on many factors, including our ability to underwrite new business, its risk propensity and to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. The current financial market crisis has created uncertainty in the equity and fixed income securities markets and has affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

United States. Argo Group U.S. is subject to the risk-based capital system outlined in the Risk-Based Capital for Insurers Model Act. This Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, broader regulatory remedies become available. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event and (iv) Mandatory Control Level Event. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulatory actions.

European Union. S II, the enhanced EU regulatory regime which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. The Omnibus II Directive will set the date of entry into force of the S II regime as well as the scope for the technical standards to be drafted by EIOPA. Without pre-empting the final decision of the Parliament and Council on the timeline and the scope of the further regulatory measures, EIOPA has adopted a working assumption for the timeline of S II. This timeline should allow EIOPA, its members and the industry to progress in preparing for the implementation of S II according to specific milestones. The current expectation is that the implementation of the S II directive will be at the beginning of 2013, with a phasing-in of S II throughout the year, and the entry into force of S II envisioned being at the beginning of 2014. Due to ongoing development efforts at the EU-level, the ultimate impact of S II on our capital and solvency position cannot be determined at this time.

United Kingdom. Argo International is subject to the risk-based capital requirements under the Financial Services and Markets Act. It is expected that S II will be enacted on the timeline referenced above. Lloyd’s has introduced its own implementation plan and requirements for S II with which Argo International will be expected to comply. Due to ongoing development efforts, the specific impact of S II-based Lloyd’s standards and requirements on Argo International’s business, results of operations or financial condition cannot be determined at this time.

Malta. ArgoGlobal SE was authorized by the Malta Financial Services Authority (“MFSA”) on December 12, 2011 to carry on the business of insurance under the Business Act (Cap. 403). The MFSA will require ArgoGlobal SE to prepare the Parent Undertaking Solvency Computation in terms of the Insurance Business (Insurers’ Asset and Liabilities) Regulations 2007. In addition ArgoGlobal SE will also be subject to S II on the timeline referenced above.

Bermuda.

Argo Re. As discussed in the summary of regulatory provisions on beginning on page 9 above relating to the Company and Argo Re in Bermuda, Argo Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules 2008 and Insurance (Prudential Standards) (Class 4 Solvency Requirement) Amendment Order 2010. Because the application and methods of calculating the BSCR required by the Bermuda Monetary Authority (“BMA”) remain under development, the specific future impact on our solvency position cannot be determined at this time.

Minimum Margins of Solvency. Argo Re must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margins and enhanced capital requirement pertaining to its general business. As a Class 4 insurer, Argo Re is required, with respect to its general business, to maintain a minimum margin of solvency equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Argo Re but Argo Re may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves.

Enhanced Capital Requirement. As a Class 4 insurer, Argo Re is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”). The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the Minimum Margin of Solvency for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.

Target Capital Level. Although not a metric specifically defined in the Insurance Act, the BMA has the authority to establish a target capital level (“TCL”) for each Class 4 insurer. The TCL is equal to 120% of an insurer’s ECR. The purpose of the TCL is to serve as an early warning tool for the BMA. Failure to maintain statutory capital at or above the TCL will likely result in increased regulatory oversight.

Eligible Capital. Effective December 31, 2011, Argo Re is required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for its general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the company’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to its general business and its ECR.

Minimum Liquidity Ratio. Argo Re is required to maintain a minimum liquidity ratio for general business equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Restrictions on Dividends and Distributions. Argo Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its ECR or its general business solvency margin or its minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum margin of solvency or minimum liquidity ratio on the last day of any financial year, Argo Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Argo Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.

Argo Group. As discussed in the regulatory section on page 10 above, Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. As such, Argo Group is supervised by the BMA within the meaning of its Insurance Group Supervision Rules 2011. These rules became effective as to certain provisions and requirements as of December 31, 2011, and will come into full effect on January 1, 2013. This Group Supervision regime stipulates Solvency margins, Capital Requirements and Eligible Capital at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. Uncertainty remains around the mentioned criteria, particularly in regard to the eligibility, potential grandfathering, and classification of certain capital instruments. Given that this regime and the applicable rules and regulations are still under development, it is not possible to predict its ultimate impact on Argo Group’s operations and financial condition.

We are unable to predict with certainty how these laws, frameworks and/or regulations will be enforced or amended, the form in which any pending or future laws, frameworks and/or regulations could be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

Argo Group is a holding company with no significant operations or significant assets other than the share capital of our subsidiaries. We rely primarily on cash dividends from our subsidiaries to pay our operating expenses and obligations. We expect future distributions from these subsidiaries to be our principal source of funds to meet our financial obligations and pay shareholder dividends. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of the respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Thus, cash resources located outside the United States in foreign subsidiaries may not be readily available to the parent company in whole or in part to address its liquidity needs.

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

All of our insurance and reinsurance subsidiaries, except for certain start-up and newly acquired operations such as ARIS Title, have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best . S&P has assigned a Financial Strength Rating of “A-” (Strong) with a stable outlook to our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation). Argo Group US has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P.

Our ratings are subject to periodic review by these agencies and the maintenance of those ratings cannot be assured. A significant downgrade in these ratings could adversely affect our competitive position in the insurance industry, make it more difficult for us to market our products, result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings, and may require us to raise additional capital.

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

In addition to the Argo International acquisition, a future transaction within our merger and acquisition strategy may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position.

Argo Re’s inability to provide the necessary collateral could affect Argo Re’s ability to offer reinsurance in certain markets.

Argo Re, the Bermuda Class 4 risk bearing entity, is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers in statutory financial statements unless appropriate security is in place, Argo Re anticipates that its reinsurance clients will typically require it to post a letter of credit or other collateral. If Argo Re is unable to arrange for security on commercially reasonable terms, Argo Re could be limited in its ability to underwrite business for certain of its clients.

➢  Reputational Risk

Reputational risk is the risk of potential loss through a deterioration of the Company’s reputation or standing due to a negative perception of its image among customers, counterparties, shareholders or supervisory authorities, and includes risk of adverse publicity regarding the Company’s business practices and associations.

We may be adversely affected by misconduct of our personnel or failure to identify transactions that are in violation of local and international trade sanctions.

Argo Group has updated and strengthened its internal Group-wide Corporate Governance Guidelines and Code of Conduct & Business Ethics, maintains a continuous education and training program, and monitors compliance with same on an ongoing basis. However, there can be no ultimate assurance that these measures will be sufficient in all instances to prevent an undetected violation of internal or external rules of conduct, which might lead to a financial loss and/or reputational damage to the Company.

➢  Legal, Regulatory and Litigation Risks

Legal and Regulatory Risk means the risk arising from the Company’s (a) failure to comply with statutory or regulatory obligations; or (b) failure to comply with its bye-laws; or (c) failure to comply with any contractual agreement.

Litigation Risk means the risk that acts or omissions or other business activity of the Company and its key functionaries and employees could result in legal proceedings to which the Company is a party, the uncertainty surrounding the outcome of such legal proceedings, and the risk of an adverse impact on the Company resulting from such legal proceedings.

Litigation and legal proceedings against Argo Group could have an adverse effect on Argo Group’s financial condition.

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a)(2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or alleged omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. On May 14, 2010, we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint. On March 16, 2011, the Court heard arguments on this motion. The Court denied our motion as to certain threshold arguments regarding plaintiffs’ federal securities claims, finding that they raised factual issues. The Court directed the parties to engage in limited discovery in an attempt to resolve these factual issues. The Court’s March 16 decision did not extend to certain other arguments for dismissal of plaintiffs’ federal claims, nor to our arguments with respect to plaintiffs’ state law claims. On July 15, 2011, the plaintiffs voluntarily dismissed all federal claims as against the individual defendants, leaving the Section 12(a)(2) claim against PXRE as the sole remaining federal claim. On December 23, 2011, the defendants filed a brief setting forth arguments for summary judgment on the plaintiffs’ Section 12(a)(2) claim, and arguments for dismissal of the entire case on the pleadings. Oral argument has been scheduled by the Court for March 16, 2012.

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

From time to time, various laws and regulations are proposed for application to the U.S, insurance industry, some of which could adversely affect the results of reinsurers and insurers. Among the proposals that have been considered are those that would establish a federal system of regulation in addition to or in lieu of a state-based system of regulation, the repeal of the McCarran-Ferguson Act, an/or measures under the Dodd-Frank Act that have established the Federal Insurance Office and may result in a determination that a non-bank financial institution presents a systemic risk and therefore should be subject to supervision by the Federal Reserve Board. Additionally, the National Association of Insurance Commissioners (NAIC) has undertaken the Solvency Modernization Initiative (SMI), the primary focus of which is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within NAIC’s scope of review for SMI purposes, is the U.S. insurer solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance. We are unable to predict, the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.

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

U.K. Financial Services Authority (“FSA”) Regulations. Argo International is regulated by the FSA and franchised by Lloyd’s. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Argo Managing Agency Limited) which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with Argo International’s business strategy or financial assumptions, possibly resulting in an adverse effect on Argo International’s financial condition and operating results.

Lloyd’s of London Regulations and Requirements. Argo International’s operations are franchised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in Argo International’s business plans, or if charges and assessments payable by Argo International to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Argo International. In addition, no assurances can be given as to how much business Lloyd’s will permit Argo International to underwrite in 2012 and subsequent years nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Argo International in 2011 and prior underwriting years.

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

Malta Financial Services Authority (“MFSA”). ArgoGlobal SE was authorized by the MFSA on December 12, 2011 to carry on the business of insurance under the Business Act (Cap. 403). The MFSA will require ArgoGlobal SE to prepare the Parent Undertaking Solvency Computation in terms of the Insurance Business (Insurers’ Asset and Liabilities) Regulations 2007. In addition ArgoGlobal SE will also subject to regulation by the European Union. Changes in the applicable laws, regulations and supplementing rules could result in restrictions on ArgoGlobal SE’s ability to pursue its mandate.

Brazil’s Superintendência de Seguros Privados [Superintendence of Private Insurance] (“SUSEP”). Argo Seguros Brasil S.A. was authorized by SUSEP as per Ordinance No 4.316, from December 13, 2011 to carry on business of insurance under the applicable laws, rules and resolutions. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance that a domestic insurer may place with reinsurers outside of Brazil and which place limits the amount of reinsurance which may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can entertain and require that Argo Seguros be capitalized at level that is comparatively higher than in other jurisdictions in which Argo Group has subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could result in restrictions on Argo Seguros’s ability to pursue its mandate.

Dubai Financial Services Authority (“DFSA”). Argo Re (DIFC) Ltd. is, effective July 18, 2011, licensed to operate as an Authorized Firm to carry on financial services in the area of ‘insurance management’ and ‘insurance intermediation’. Changes in the applicable laws could result in restrictions on Argo Re (DIFC), Ltd’s ability to pursue its business plan.

Special Selected Risk Factors

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Due to these uncertainties and the potential impacts on the operating results of our reporting units, we will review goodwill and indefinite lived intangible assets for impairment on a quarterly basis in 2012. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2011, goodwill and intangible assets represented approximately 17% of shareholders’ equity.

Some aspects of Argo Group’s corporate structure and applicable insurance regulations may discourage or impede sale of the Company, tender offers, or other mechanisms of control.

Restrictions in Bye-Laws on Stock Transfers. Argo Group’s bye-laws generally permit transfers of our common shares unless the board of directors determines a transfer may result in a non-de minimus adverse tax, legal or regulatory consequence to Argo Group, any Argo Group subsidiary or any direct or indirect shareholder of Argo Group or its affiliates. Argo Group may refuse to register on its share transfer records any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any Argo Group shares purchased that violate the restrictions and as to the transfer of which registration is refused.

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

Insurance laws and other applicable regulations regarding change of control. Because a person who acquires control of Argo Group would thereby acquire indirect control of the same percentage of the stock in its insurance company subsidiaries, change of control provisions in the laws and other rules applicable to our insurance subsidiaries in various jurisdictions would apply to such a transaction. Such change of control provisions generally apply to transactions involving the acquisition of direct or indirect control over 10% or more of the outstanding shares of the Argo Group. No assurance can be given that an applicable regulatory body would approve of any future change of control. These change of control provisions may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Argo Group, including transactions that some or all of our shareholders might consider to be desirable.

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

Argo Group is organized under the laws of Bermuda and headquartered in Bermuda. The Companies Act 1981 of Bermuda, and its subsequent amendments, which applies to Argo Group, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, the company’s right to enter into business transactions with shareholders without prior approval from shareholders, committee organization and the scope of indemnification available to directors and officers.

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

The reinsurance agreements between Argo Group and Argo Group’s U.S. subsidiaries may be subject to re-characterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

Under Section 845 of the Internal Revenue Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, re-characterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Code. Accordingly, the application of such provisions is uncertain and we cannot predict what impact, if any, such provisions may have on us and our subsidiaries.

Changes in U.S. federal income tax law could be retroactive and may subject Argo Group or its non-U.S. subsidiaries to U.S. federal income taxation.

Legislation has been introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. affiliates. There are currently pending legislative proposals which, if enacted, could have a material adverse effect on us or our shareholders. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates that, if enacted, could adversely impact our results. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on Argo Group or our shareholders.

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

Bermuda Tax Risks

Argo Group and Argo Group’s Bermuda subsidiaries may become subject to Bermuda taxes after 2035.

Bermuda currently imposes no income tax on corporations. In addition, we have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or our Bermuda subsidiaries, until March 31, 2035. During 2011, legislation was passed to extend the period of the assurance mentioned above from 2016 to March 31, 2035. We filed for, and received, an extension of the assurance in January of 2012.

U.K. Tax Risks

Our non-U.K. companies may be subject to U.K. tax.

We intend to operate in such a manner so that none of our companies other than, those companies incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Argo International should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.

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

Dubai Tax Risks

Existing or newly released tax laws may be more generally applied in the future and maybe even retroactively.

Although no federal taxation currently exists in the United Arab Emirates (UAE), each of the individual Emirates have issued corporate tax decrees that theoretically apply to all businesses established in the UAE. In practice, however, these laws have not been applied. Taxes are currently only imposed on foreign oil and gas producing companies. Currently, the UAE is in the process of amending its corporate law to introduce, inter alia, unified accounting standards for all businesses and mandatory corporate governance principles for joint stock and limited liability companies. It is possible that these amendments could in the future provide a basis for imposition of new tax requirements, and as such, have a material adverse effect on our financial condition and operating results.

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

Argo Group has taken the position that the amount paid as the special cash dividend is to be treated as a distribution with respect to the Argonaut Group common stock, and not as consideration in the merger between Argonaut Group, Inc. and PXRE Group Ltd. (“PXRE”) (the “Merger”). Although we believe our position with respect to the special cash dividend is correct, the IRS may take a contrary position, and to the extent the IRS were to prevail, the amount paid as the special cash dividend would be treated as additional cash received in connection with the Merger and not as a distribution for U.S. federal income tax purposes. If the special cash dividend were to be treated as Merger consideration, it is possible that the special cash dividend would be deemed to be paid from Argonaut Group to Argo Group, in which case a U.S. 30% withholding tax could be imposed on such payment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US leases office space in San Antonio, Texas, for its United States headquarters, its Commercial Specialty subsidiary company, and for certain support functions associated with Argonaut Insurance Company. We also lease space in the following locations:

•	New York City, New York (Argo Group US and Colony Specialty)

•	Jersey City, New Jersey (Argo Group US)

•	Brussels, Belgium (Argo Solutions)

•	Chicago, Illinois (Argo Group US and Commercial Specialty)

•	Richmond, Virginia (Colony Specialty)

•	Rockwood, Pennsylvania (Rockwood)

•	Portland, Oregon (Grocers Insurance and Argo Insurance)

•	Redwood City, California (Argonaut Insurance Company)

•	Houston, Texas (Argo Surety)

•	Boston and Greenfield, Massachusetts (Trident Insurance Service and Alteris)

•	London, England (Argo International)

•	Denver, Colorado (Colony Specialty)

•	Scottsdale, Arizona (Colony Specialty)

•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)

•	Dubai, UAE (Argo Re (DIFC) Ltd.)

•	Paris, France (Argo Assurances)

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

Item 3. Legal Proceedings

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a)(2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or alleged omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. On May 14, 2010, we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint. On March 16, 2011, the Court heard arguments on this motion. The Court denied our motion as to certain threshold arguments regarding plaintiffs’ federal securities claims, finding that they raised factual issues. The Court directed the parties to engage in limited discovery in an attempt to resolve these factual issues. The Court’s March 16 decision did not extend to certain other arguments for dismissal of plaintiffs’ federal claims, nor to our arguments with respect to plaintiffs’ state law claims. On July 15, 2011, the plaintiffs voluntarily dismissed all federal claims as against the individual defendants, leaving the Section 12(a)(2) claim against PXRE as the sole remaining federal claim. On December 23, 2011, the defendants filed a brief setting forth arguments for summary judgment on the plaintiffs’ Section 12(a)(2) claim, and arguments for dismissal of the entire case on the pleadings. Oral argument has been scheduled by the Court for March 16, 2012.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Argo Group’s common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for Argo Group’s common stock for fiscal years 2011 and 2010:

	2011		2010
	High	Low	High	Low

First Quarter	$39.97	$30.24	$33.09	$25.59
Second Quarter	33.14	28.09	35.35	28.57
Third Quarter	30.59	24.88	35.08	28.75
Fourth Quarter	31.59	26.95	40.14	33.77

On February 17, 2012, the closing price of Argo Group’s common stock was $29.88.

Holders of Common Stock

The number of holders of record of Argo Group’s common stock as of February 17, 2012 was 1,857.

Dividends

The dividend policy of Argo Group is determined by the Board of Directors and depends, among other factors, upon Argo Group’s earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.1 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively. On February 19, 2010, May 5, 2010, August 10, 2010 and November 3, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2010, June 15, 2010, September 15, 2010 and December 15, 2010, we paid $3.7 million, $3.6 million, $3.5 million and $3.4 million to our shareholders of record on March 1, 2010, June 1, 2010, September 1, 2010 and December 1, 2010, respectively. For the year ended December 31, 2009, we did not pay dividends to our common shareholders. The declaration and payment of future dividends to our shareholders will be at the discretion of our Board of Directors and will depend upon the factors noted above.

On February 15, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on March 15, 2012 to our shareholders of record on March 1, 2012.

Sale of Unregistered Securities

During the year ended December 31, 2011, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2011, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization superseded the November 13, 2007 repurchase program such that no further amounts could be repurchased under the repurchase program approved in 2007.

From January 1, 2011 through February 16, 2012, the last trading day of the Rule 10b5-1 repurchase plan that was initiated on December 14, 2011, we have repurchased 1,792,056 shares of our common stock for a total cost of $54.7 million. Since the inception of the repurchase authorizations through February 16, 2012, we have repurchased 5,155,616 shares of our common stock at an average price of $32.26 for a total cost of $166.3 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of February 16, 2012, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $110.1 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)

October 1 through October 31, 2011	43,932	$28.52	43,932	$126,731,162
November 1 through November 30, 2011	215,228	$29.61	214,407	$120,383,743
December 1 through December 31, 2011	168,637	$29.06	168,637	$115,483,699

Total	427,797	$29.28	426,976

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employee equity compensation plans. For the year ended December 31, 2011, we received 10,857 shares of our common stock, with an average price paid per share of $32.88, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return for Argo Group since the Merger and for the common stock prior to that with the cumulative total return of investments in the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph assumes the investment of $100 on December 31, 2006 (and reinvestment of any dividends thereafter) in Common Stock of PXRE Group Ltd., the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Argo Group International Holdings, Ltd.	100.00	91.43	73.61	63.22	82.51	64.82
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Insurance P&C	100.00	107.98	83.58	90.36	107.74	108.93

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 and the consolidated financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
(in millions except per share amounts)	2011	2010	2009	2008 (a)	2007 (b)
Statement of Operations Data
Gross written premiums	$1,544.8	$1,527.1	$1,988.9	$1,601.5	$1,180.9
Earned premiums	1,082.0	1,211.6	1,414.9	1,127.1	859.8
Net investment income	125.8	133.6	145.5	150.2	134.3
Total revenue	1,258.4	1,384.5	1,544.8	1,249.4	1,000.0
Net (loss) income	(82.4)	82.6	117.5	62.9	143.8
Net (loss) income per diluted common share (c)	(3.03)	2.76	3.81	2.05	5.58
Cash dividends declared per common share	0.48	0.48	-	-	1.65
Balance Sheet Data
Invested assets	$4,147.5	$4,215.4	$4,334.3	$3,995.4	$3,582.8
Total assets	6,401.9	6,488.5	6,896.8	6,381.5	5,123.5
Borrowing under revolving credit facility	-	-	-	50.0	58.0
Other indebtedness	65.5	65.0	69.2	67.3	-
Junior subordinated debentures	311.5	311.5	311.4	311.4	311.4
Shareholders’ equity	1,479.0	1,626.1	1,614.9	1,352.9	1,384.5
Other Select data
Cash (used) provided by operating activities	$(17.7)	$(3.1)	$301.8	$118.5	$166.2
Book value per share	56.21	58.41	52.36	44.18	45.15
Combined ratio (d)	119.9%	103.2%	96.9%	100.5%	99.4%

(a)	On May 14, 2008, we effectively acquired all the outstanding stock of Argo International. Operating results from Argo International are included in the consolidated statement of income from May 31, 2008.
(b)	The results of operations reflect those of Argonaut Group for the year ended December 31, 2007 and those of PXRE from the point of acquisition, August 7, 2007 to December 31, 2007.
(c)	Net income per common share is adjusted for the effects of the 6.484 exchange ratio and for the 1-for-10 reverse stock split that was effective August 7, 2007.
(d)	In determining the combined ratio, “Earned premiums” is reduced by the “Other reinsurance-related expense” as management views this expense as ceded premium.

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

Consolidated Results of Operations

For the year ended December 31, 2011, we reported net loss of $82.4 million, or ($3.03) per fully diluted share. For the year ended December 31, 2010, we reported net income of $82.6 million, or $2.76 per fully diluted share. For the year ended December 31, 2009, we reported net income of $117.5 million, or $3.81 per fully diluted share.

The following is a comparison of selected data from our operations:

	Years ended December 31,
(in millions)	2011	2010	2009
Gross written premiums	$1,544.8	$1,527.1	$1,988.9

Earned premiums	$1,082.0	$1,211.6	$1,414.9
Net investment income	125.8	133.6	145.5
Fee income, net	1.4	2.5	1.1
Net realized investment and other gains (losses)	49.2	36.8	(16.7)

Total revenue	$1,258.4	$1,384.5	$1,544.8

(Loss) income before income taxes	$(62.9)	$115.3	$142.4
Provision for income taxes	19.5	32.7	24.9

Net (loss) income	$(82.4)	$82.6	$117.5

Loss ratio	80.2%	64.2%	60.3%
Expense ratio	39.7%	39.0%	36.6%

Combined ratio	119.9%	103.2%	96.9%

The decline in consolidated earned premiums for the year ended December 31, 2011 as compared to the same period in 2010 was due to reduced premium writings in 2010 and continuing into the first half of 2011. Earned premiums within our U.S segments declined from $822.9 million (on gross written premiums of $962.7 million) for the year ended December 31, 2010 to $721.2 million (on gross written premiums of $913.2 million) for the same period in 2011. Our U.S. operations have continued to experience competition and declining rates, and as a result, discontinued the writing of several programs beginning in late 2009. Earned premiums at Argo International have declined from $290.1 million (on gross written premiums of $389.9 million) for the year ended December 31, 2010 to $259.3 million (on gross written premiums of $438.5 million) for the same period ended 2011. The decrease in earned premiums in 2011 as compared to 2010 was the result of planned reduction in property binder business and by significant competition in direct and facultative brokered business in 2010. Gross written premiums at Argo International increased for the second half of 2011 due to the introduction of new specialty line and aerospace programs. Argo Re contributed earned premiums of $101.5 million (on gross written premiums of $193.1 million) for the year ended December 31, 2011 compared to $100.2 million (on gross written premiums of $176.1 million) for the same period ended 2010. The increase in gross written and earned premiums at Argo Re was primarily due to new business written by our casualty and professional lines unit. The decrease in consolidated gross written premiums and earned premiums for the year ended December 31, 2010 as compared to the same period in 2009 was primarily attributable to the planned reduction of various programs where profitability had been declining.

Consolidated net investment income decreased for the year ended December 31, 2011 as compared to the same periods ended 2010 and 2009 due to lower investment yields and continued declining invested asset balances. Total invested assets at December 31, 2011 were $3,985.0 million, net of $162.5 million of invested assets attributable to the trade capital providers. Total invested assets at December 31, 2010 were $4,045.0 million, net of $170.4 million of invested assets attributable to Argo International’s trade capital providers. Total invested assets at December 31, 2009 were $4,099.0 million, net of $235.3 million of invested assets attributable to the trade capital providers.

Consolidated gross realized gains were $74.2 million for the year ended December 31, 2011, as compared to $47.3 million and $47.4 million in 2010 and 2009, respectively. Consolidated gross realized losses were $25.0 million, $10.5 million and $64.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in consolidated gross realized losses for the years ended December 31, 2011, 2010 and 2009 were write downs of approximately $1.2 million, $0.8 million and $45.5 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

During 2011, we purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian and Thai floods. The term of these contracts gives us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment and other gains. For the year ended December 31, 2011 we recognized $4.3 million in foreign currency exchange losses related to the loss reserves recorded for these events which were offset by $4.6 million in realized gains from the currency forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $863.1 million for the year ended December 31, 2011, compared to $777.5 million and $853.1 million for the same periods in 2010 and 2009, respectively. Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $208.6 million in catastrophe losses resulting from the Japan and New Zealand earthquakes, storm activity in the United States and flooding in Australia and Thailand. Additionally, we recognized $9.3 million in losses under aggregate reinsurance covers. Partially offsetting these 2011 accident year losses was $3.4 million in net favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had $33.8 million in net favorable loss reserve development primarily in the general and products liability lines. The Commercial Specialty segment had $8.4 million of net unfavorable loss reserve development primarily in general liability, partially offset by favorable development in the workers compensation lines of business and in an assumed directors and officers program. The International Specialty segment had net favorable loss reserve development of $4.6 million primarily attributable to short-tail non-catastrophe losses. The Syndicate 1200 segment had net unfavorable loss reserve development of $18.7 million in the liability lines and the property lines of business. The Run-off Lines segment had $7.9 million in net unfavorable loss reserve development attributable to asbestos and environmental exposure in the general liability lines and the legacy PXRE claims, partially offset by favorable reserve development in the run-off workers compensation lines.

Included in consolidated losses and loss adjustment expenses for the 2010 accident year was $77.3 million in catastrophe losses resulting from earthquakes in Haiti, Chile and New Zealand, U.S. Storm losses, the Deepwater Horizon incident and Queensland flooding. Also included in losses and loss adjustment expenses was $43.1 million in net favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had $19.0 million in net favorable loss reserve development primarily in the casualty and professional liability lines of business. The Commercial Specialty segment had $9.8 million of net favorable loss reserve development primarily within the workers compensation lines of business and in an assumed directors and officers program. The International Specialty segment had net favorable loss reserve development of $16.8 million primarily attributable to short-tail non-catastrophe losses. The Syndicate 1200 segment had net unfavorable loss reserve development of $4.4 million attributable to $14.2 million of unfavorable loss reserve development in the liability lines of business and $9.8 million of favorable loss reserve development in the property lines of business. The Run-off Lines segment had net favorable loss reserve development of $1.9 million due to $8.0 million of favorable loss reserve development related to risk management run-off reserves, $2.6 million of favorable loss reserve development on legacy PXRE claims, $0.8 million of favorable loss reserve development related to unallocated loss adjustment reserves, partially offset by $9.5 million of unfavorable loss reserve development in the general liability lines resulting from asbestos and environmental exposure.

Included in consolidated losses and loss adjustment expenses for the year ended December 31, 2009 was $6.3 million in net favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had net favorable loss reserve development of $15.4 million primarily within the property, casualty and professional liability lines of business. The Commercial Specialty segment had net favorable loss reserve development across multiple lines. The International Specialty segment had net favorable loss reserve development of $9.1 million. The Syndicate 1200 segment had net unfavorable loss reserve development of $23.5 million, which was offset by additional premiums of $24.1 million primarily within the property lines of business. The Run-off Lines segment had $1.6 million of net favorable loss reserve development primarily driven by $10.8 million favorable loss reserve development on legacy PXRE claims, partially offset by $9.1 million of unfavorable loss reserve development in the U.S run-off lines, including $6.1 million in unfavorable loss reserve development in in the general liability lines resulting from asbestos and environmental exposure.

The following table summarizes the above referenced loss reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2011:

(in millions)	2010 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2010 Net Reserves
General liability	$990.2	$(12.5)	-1.3%
Workers compensation	414.7	(16.8)	-4.1%
Commercial multi-peril	183.9	6.3	3.4%
Commercial auto liability	159.2	(2.2)	-1.4%
Reinsurance - nonproportional assumed property	87.5	0.5	0.6%
Special property	15.9	1.4	8.8%
Syndicate 1200 property	202.1	8.9	4.4%
Syndicate 1200 liability	186.7	9.7	5.2%
All other lines	12.8	1.3	10.2%

Total	$2,253.0	$(3.4)	-0.2%

In determining appropriate reserve levels for the year ended December 31, 2011, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at December 31, 2011, we continued to consider the paid and incurred BF methods for recent years.

Our loss reserve estimates gradually blend in the results from development and frequency/severity methodologies over time. For general liability estimates, more credibility is assigned to our own loss experience approximately 60 to 72 months after the beginning of an accident year. For property business, our loss reserve estimates also blend in the results from development and frequency/severity methodologies over time. For property lines, in contrast to general liability estimates, full credibility is assigned to our loss experience approximately 18 to 36 months after the beginning of an accident year, where loss reporting and claims closing patterns settle more quickly. Our loss experience receives partial weighting in the estimates 12 to 24 months after the beginning of the accident year.

For the Run-off Lines segment, in determining appropriate reserve levels, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date.

Consolidated loss reserves were $3,291.1 million (including $196.6 million of reserves attributable to Argo International’s trade capital providers), $3,152.2 million (including $185.3 million of reserves attributable to the trade capital providers) and $3,203.2 million (including $227.9 million of reserves attributable to the trade capital providers) as of December 31, 2011, 2010 and 2009, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided the coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. In accordance with generally accepted accounting principles in the United States (“GAAP”), we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expense”—in the Consolidated Statements of (Loss) Income. Other reinsurance-related expense totaled $5.9 million for the year ended December 31, 2011. As management views these coverage as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, acquisition and insurance expenses were $426.7 million, $472.6 million and $517.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in the dollar value of expenses between the three periods was primarily attributable to lower acquisition expense related to the aforementioned reduction in earned premium. The increase in the consolidated expense ratio for 2011 as compared to 2010 reflects approximately $7.6 million of expense related to the Company’s investments in start-up operations abroad and a new information technology business delivery platform. The increase in the consolidated expense ratio for 2010 as compared to 2009 was primarily attributable to declining premium volumes.

Consolidated interest expense was $22.1 million, $22.9 million and $25.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in interest expense was due to reduced interest rates and the repayment of outstanding balances on our revolving line of credit during 2009.

Consolidated foreign currency exchange loss was $3.5 million for the year ended December 31, 2011 compared to gains of $3.8 million and $0.2 million for the same periods ended 2010 and 2009. For the year ended December 31, 2011, non U.S. Dollar currencies strengthened against the U.S. Dollar, excluding British Sterling which was flat, resulting in the foreign currency exchange loss. By comparison, for the year ended December 31, 2010, non U.S. Dollar currencies weakened considerably against the U.S. Dollar, resulting in the foreign currency exchange gain.

In 2009, we deemed the value assigned to the former trade name of our Syndicate 1200 segment impaired after an evaluation of the value of the name. The expense recognized as a result of this impairment was $5.9 million, which represented the unamortized balance as of the impairment date.

Consolidated provisions for income taxes were $19.5 million, $32.7 million and $24.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, the tax provision generated by our operations based in the United States was partially offset by tax benefits for our operations based in the United Kingdom. Included in the consolidated provision for income taxes for the year ended December 31, 2010 was $1.3 million in tax expense from Argo Ireland to the Internal Revenue Service for withholding on dividends received from Argo Group US. Included in the consolidated provision for income taxes for the year ended December 31, 2009 was a $5.6 million tax refund received from the state of California due to a favorable tax settlement. Offsetting this tax refund was $7.7 million in tax expense from Argo Ireland to the Internal Revenue Service for withholding on dividends received from Argo Group US. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland, and United Kingdom operations. Additionally, our tax rates for years presented were impacted by fluctuations in foreign exchange rates within the International Specialty segment.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty (formerly Reinsurance) and Syndicate 1200 (formerly International Specialty). Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

During the first quarter of 2011, we evaluated the operating structure of our Bermuda and London-based business segments. To more appropriately align our operating structure with the management of the business, we concluded that operating activities associated with our London operations (our former International Specialty segment) would be principally managed and evaluated as a Lloyd’s of London (“Lloyd’s”) market syndicate business, while our Bermuda operations (our former Reinsurance Segment) would serve as the center for our international insurance and reinsurance business, including our product development and global strategic expansion initiatives. These changes resulted in our Bermuda operations, and subsequently our new non-syndicate international insurance operations, being identified as our International Specialty segment. Our London-based operation, focused on the management and growth of our Lloyd’s syndicate operations, is now known as our Syndicate 1200 segment. Additionally, we have a Run-off Lines segment for products we no longer underwrite.

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

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Years ended December 31,
(in millions)	2011	2010	2009
Gross written premiums	$476.3	$522.6	$642.3

Earned premiums	$404.9	$489.7	$537.0
Losses and loss adjustment expenses	246.9	311.1	355.0
Underwriting, acquisition and insurance expenses	140.6	168.1	180.1

Underwriting income	17.4	10.5	1.9

Net investment income	55.5	58.6	62.8
Interest expense	(8.3)	(6.4)	-

Income before income taxes	$64.6	$62.7	$64.7

Loss ratio	61.0%	63.5%	66.1%
Expense ratio	34.7%	34.3%	33.5%

Combined ratio	95.7%	97.8%	99.6%

Loss reserves at December 31	$1,271.2	$1,338.0	$1,359.6

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

Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $7.6 million in catastrophe losses for storm activity in the United States, including the Alabama and Joplin, Missouri tornados and Hurricane Irene. Offsetting these catastrophe losses was $33.8 million of net favorable loss reserve development on prior accident years primarily resulting from $30.2 million of favorable development in the general and products liability lines of business. The remaining net favorable development was attributable to the automobile liability, professional liability and property lines of business.

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

The increase in the expense ratio for the year ended December 31, 2011 as compared to the same periods in 2010 and 2009 was primarily attributable to the reductions in earned premiums outpacing the reductions in total underwriting expenses.

Commercial Specialty.

The following table summarizes the results of operations for the Commercial Specialty segment:

	Years ended December 31,
(in millions)	2011	2010	2009
Gross written premiums	$428.8	$428.1	$475.7

Earned premiums	$316.7	$332.8	$364.0
Losses and loss adjustment expenses	236.4	221.8	239.9
Underwriting, acquisition and insurance expenses	106.3	107.9	108.0

Underwriting (loss) income	(26.0)	3.1	16.1
Net investment income	27.7	29.8	29.3
Interest expense	(5.0)	(4.1)	-
Fee income, net	0.1	0.2	0.4

(Loss) income before income taxes	$(3.2)	$29.0	$45.8

Loss ratio	74.6%	66.6%	65.9%
Expense ratio	33.6%	32.4%	29.7%

Combined ratio	108.2%	99.0%	95.6%

Loss reserves at December 31	$622.8	$610.5	$605.4

The decline in earned premiums for the years ended December 31, 2011 and 2010 as compared to the same period in 2009 was primarily attributable to the discontinued hotel/motel, religious institution, and First Insurance Company of Hawaii (“FICOH”) programs and underwriting actions in the grocery and restaurant programs within the Argo Insurance U.S. Retail business unit which began in 2009. Earned premiums of $90.8 million at Argo Insurance were $20.1 million less than 2010 following the termination of the above mentioned programs and $2.3 million of property catastrophe reinstatement premiums assessed after April 2011 tornados in Alabama. Partially offsetting these declines were increases in gross written and earned premiums for our coal mining and surety products. Earned premiums at Rockwood increased $5.1 million to $66.7 million for 2011 as increased demand for coal and natural gas increased workers compensation payrolls on mining and energy-related accounts. Earned premiums for our surety products increased $2.4 million to $12.9 million for 2011 due to expanded new business opportunities resulting from a revised reinsurance structure that expanded capacity.

Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $21.0 million in catastrophe losses from storm activity in the United States, including Hurricane Irene and the Alabama and Joplin, Missouri tornados. The Commercial Specialty segment had net unfavorable loss reserve development on prior accident years of $8.4 million primarily driven by $16.3 million of unfavorable development in general liability due to increases in claim severity and $2.0 million of unfavorable development in short-tail lines. Partially offsetting the unfavorable reserve development was $5.9 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program.

Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $16.8 million in catastrophe losses from storm activity in the United States. The Commercial Specialty segment recognized $9.8 million of net favorable reserve development on prior accident year’s loss reserves in 2010. This favorable loss reserve development was comprised primarily of $5.6 million of favorable loss reserve development in our workers compensation lines and $4.4 million of favorable loss reserve development in an assumed Directors and Officers program. This favorable loss reserve development was partially offset by unfavorable loss reserve development in liability lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2009 was $10.4 million in catastrophe losses from storm activity in the United States. The Commercial Specialty segment recognized $3.7 million of net favorable reserve development on prior accident year’s loss reserves. This favorable development was comprised primarily of $6.2 million of favorable development in workers compensation, $3.5 million of favorable development in short tail lines, $2.5 million of adverse development in other liability, and $3.5 million of adverse development in commercial auto liability.

The increase in the expense ratio for the year ended December 31, 2011 as compared to the same period in 2010 was primarily attributable to the reductions in earned premiums outpacing the reductions in total underwriting expenses. The increase in the expense ratio for the year ended December 31, 2010 as compared to the same period in 2009 was primarily attributable to lower premium volumes and reduced ceding commissions received on the state fund program, coupled with an increase in the allocation of operating expenses to underwriting activities.

Fee income, net consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions. The decline in fee income, net was due to declining premium volumes as discussed above.

International Specialty.

The following table summarizes the results of operations for the International Specialty segment:

	Years ended December 31,
(in millions)	2011	2010	2009
Gross written premiums	$200.8	$188.9	$162.9

Earned premiums	$101.7	$100.3	$87.7
Losses and loss adjustment expenses	149.3	43.3	15.4
Underwriting, acquisition and insurance expenses	32.2	29.8	30.5

Underwriting (loss) income	(79.8)	27.2	41.8

Net investment income	11.4	8.4	8.5
Interest expense	(3.4)	(3.6)	-

(Loss) income before income taxes	$(71.8)	$32.0	$50.3

Loss ratio	146.8%	43.1%	17.5%
Expense ratio	31.7%	29.7%	34.8%

Combined ratio	178.5%	72.8%	52.3%

Loss reserves at December 31	$238.5	$123.0	$76.0

Gross written and earned premiums increased for the year ended December 31, 2011 in comparison to the same periods in 2010 and 2009 as a result of the continued growth of the excess casualty and professional lines unit and an increase in property catastrophe reinstatement premium. Partially offsetting this was a decrease in premium generated by our “Other Assumed” program. Earned premiums for the property catastrophe reinsurance unit were $84.7 million for the year ended December 31, 2011 and $83.7 million for the same period in 2010. The excess casualty and professional lines unit contributed earned premiums of $16.4 million for the year ended December 31, 2011 compared with $13.7 million for the same period in 2010. Earned premiums for the Other Assumed unit was $0.1 million for the year ended December 31, 2011 and $2.8 million for the same period in 2010. Earned premiums for the year ended December 31, 2010 increased in comparison to 2009 as a result of continued growth in the excess casualty and professional lines unit.

Losses and loss adjustment expenses for the year ended December 31, 2011 included $118.1 million in catastrophe losses including $75.3 million resulting from the Japan and New Zealand earthquakes, $24.9 million from the Thailand and Australia floods and the Danish cloudburst and $17.9 million from storms in the United States including the Alabama and Joplin, Missouri tornados and Hurricane Irene and aggregate reinsurance covers losses of $9.3 million. Partially offsetting these 2011 accident year losses was $4.6 million of net favorable reserve development on prior accident year’s loss reserves. Favorable development consisted of $7.0 million attributable to short-tail non-catastrophe losses and $1.0 million related to 2005 Hurricanes Ike and Gustav. Partially offsetting this favorable development was $1.4 million of unfavorable development attributable to the 2010 New Zealand earthquake and $2.5 million of unfavorable development in long-tail lines primarily due to the 2010 Deepwater Horizon incident.

Losses and loss adjustment expenses for the year ended December 31, 2010 reflect $32.2 million in catastrophe losses resulting primarily from earthquake activity and the Deepwater Horizon incident. Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $16.8 million of favorable prior year loss reserve development. The prior year development was primarily the result of $14.5 million of favorable loss reserve development in non-catastrophe property due to favorable reported loss activity and $1.1 million of favorable loss reserve development on 2008 hurricane reserves. By comparison, 2009 had no major loss events and $3.6 million in favorable loss reserve development for the 2008 accident year due to the hurricane losses developing more favorably than original estimates, plus $4.4 million of favorable development as a result of favorable reported loss activity on non-catastrophe property reserves.

The increase in the expense ratio for 2011 as compared to 2010 was primarily attributable to the inclusion of $5.9 million in expense for new business units in Brazil, Dubai and the European Union, for which minimal earned premiums were recognized. Expenses associated with these start up operations will be disproportionately higher than the rate at which premiums are earned. The decrease in the expense ratio for the year ended December 31, 2010 as compared to 2009 was due to increased ceding commissions.

Syndicate 1200.

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Years ended December 31,
(in millions)	2011	2010	2009
Gross written premiums	$438.5	$389.9	$706.0

Earned premiums	$259.3	$290.1	$424.1
Losses and loss adjustment expenses	222.6	203.2	244.4
Underwriting, acquisition and insurance expenses	118.2	131.5	161.9

Underwriting (loss) income	(81.5)	(44.6)	17.8
Net investment income	17.2	14.2	11.5
Interest expense	(3.2)	(3.1)	-
Fee income, net	1.3	2.3	0.7
Impairment of intangible asset	-	-	(5.9)

(Loss) income before income taxes	$(66.2)	$(31.2)	$24.1

Loss ratio	85.8%	70.0%	57.6%
Expense ratio	45.6%	45.3%	38.2%

Combined ratio	131.4%	115.3%	95.8%

Loss reserves at December 31	$755.3	$623.7	$609.6

In 2011 we increased our participation in Syndicate 1200 to 69% from 61% for both 2010 and 2009. For the year ended December 31, 2011, the property division wrote $250.0 million in gross written premiums, compared to $257.7 million and $522.4 million for the same periods in 2010 and 2009. The casualty division wrote $124.0 million, $127.8 million and $183.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in property written premiums in 2011 and 2010 was driven by a planned reduction in property binder business and by significant competition in the direct and facultative market. The decrease in casualty written premiums beginning in 2010 and continuing into 2011 was driven by our being more selective in accepting risks within a highly competitive marketplace. Offsetting these declines in gross written premiums was $54.1 million in gross written premiums for the specialty division and $9.7 million for the aerospace divisions, which are new for 2011. Discontinued lines accounted for the remaining $0.3 million and $4.4 million for the years ended December 31, 2011 and 2010, respectively.

The decline in earned premiums in 2011 as compared to 2010 was primarily attributable to the reduction in gross written premiums beginning in 2010 and continuing into 2011, partially offset by the new aerospace and specialty divisions.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $61.9 million of catastrophe losses consisting of $29.2 million from the New Zealand and Japan earthquakes, $21.8 million from the Thailand and Australia floods and the Danish Cloudburst and $10.9 million from storms in the United States. Additionally, included in losses and loss adjustment expenses for 2011 was $18.7 million in unfavourable prior year development primarily driven by a reduction in the estimate of future reinsurance recoveries for various liability classes of business and unfavorable development related to the medical malpractice and discontinued liability lines of business where the claims experience was worse than expected.

Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $23.8 million of catastrophe losses primarily attributable to the earthquakes in Chile, New Zealand and Haiti. Losses and loss adjustment expenses for the year ended December 31, 2009 did not include significant catastrophe losses. Net unfavorable loss reserve development on prior accident years during 2010 and 2009 was $4.4 million and $23.5 million, respectively. The 2009 loss development was offset by additional premiums of $24.1 million with both the additional premium and losses primarily related to the late reported property binder business.

The increase in the expense ratio for the year ended December 2011 as compared to the same periods in 2010 and 2009 was primarily attributable to the reduction in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. The decreased fee income for the year ended December 31, 2011 was primarily due to a reduction in estimated profit commission in the same periods ending December 31, 2010. Fee income for the year ended December 31, 2010 was greater than the same period in 2009 due to a reduction in fee income receivable from the third party trade capital providers.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Years ended December 31,
(in millions)	2011	2010	2009

Earned premiums	$(0.6)	$(1.3)	$2.1
Losses and loss adjustment expenses (benefits)	7.9	(1.9)	(1.6)
Underwriting, acquisition and insurance expenses	8.3	11.1	19.9

Underwriting loss	(16.8)	(10.5)	(16.2)

Net investment income	13.3	17.2	22.6
Interest expense	(1.8)	(2.3)	-

(Loss) income before income taxes	$(5.3)	$4.4	$6.4

Earned premiums for the years ended December 31, 2011, 2010 and 2009 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written.

Losses and loss adjustment expenses for the year December 31, 2011 included $7.9 million in net unfavorable loss reserve development on prior accident years primarily due to $11.7 million of unfavorable development in general liability lines resulting from asbestos and environmental exposure, $4.6 million of unfavorable development on legacy PXRE claims primarily related to Hurricanes Katrina, Rita and Wilma, and unfavorable development related to the unwinding of the workers compensation reserve discount. The unfavorable development was partially offset by favorable development on workers compensation including the collection of a contribution settlement from another insurer for a California indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development was primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant environmental loss.

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

Underwriting expenses for the year ended December 31, 2011 decreased as compared to 2010 and 2009 due to reduced administrative expenses. Bad debt expense, net of recoveries, on uncollectible reinsurance recoverable balances of $3.4 million, $6.0 million and $4.8 million were included for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2011. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$90.2	$82.7	$122.7	$93.0	$143.3	$125.4
Incurred losses	14.0	11.7	9.2	9.5	30.4	6.5
Losses paid	(28.9)	(26.2)	(41.7)	(19.8)	(51.0)	(38.9)

Loss reserves - asbestos and environmental, end of the period	75.3	68.2	90.2	82.7	122.7	93.0
Risk management reserves	296.1	206.1	328.0	234.3	367.3	268.1
PXRE run-off reserves	24.5	24.5	31.1	31.0	50.0	49.9
Other run-off lines	7.4	6.9	7.7	8.2	12.6	12.3

Total loss reserves - Run-off Lines	$403.3	$305.7	$457.0	$356.2	$552.6	$423.3

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2011:

(in millions)	2011	2010	2009

Asbestos:
Direct
Case reserves	$2.8	$3.2	$23.5
ULAE	2.0	2.5	2.9
IBNR	2.5	5.7	9.6

Total direct written reserves	7.3	11.4	36.0

Assumed domestic
Case reserves	21.7	24.5	28.4
ULAE	3.1	3.8	4.3
IBNR	19.7	25.8	22.1

Total assumed domestic reserves	44.5	54.1	54.8

Assumed London
Case reserves	6.2	7.9	9.8
ULAE	0.7	0.9	1.2
IBNR	4.0	5.0	6.7

Total assumed London reserves	10.9	13.8	17.7

Total asbestos reserves	62.7	79.3	108.5

Environmental:
Case reserves	4.2	4.7	6.0
ULAE	0.5	0.6	0.8
IBNR	7.9	5.6	7.4

Total environmental reserves	12.6	10.9	14.2
Risk management reserves	296.1	328.0	367.3
PXRE run-off reserves	24.5	31.1	50.0
Other run-off lines	7.4	7.7	12.6

Total loss reserves - Run-off Lines	$403.3	$457.0	$552.6

We perform an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. The process is typically completed in the third quarter of the calendar year and reviewed/updated during the fourth quarter. We continually monitor the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of our direct and assumed exposure. Management considers the indications from the various actuarial methods from that review to determine their best estimate of the asbestos and environmental loss and loss adjustment expense reserves. Management primarily relied on a method that projects future reported claims and severities, with some weight given to other methods. This method relies most heavily on our historical claims and severity information, whereas other methods rely more heavily on industry information. The method produces an estimate of losses that have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on our specific data and in management’s opinion best reflect our liabilities based upon the insurance policies issued.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2011:

	2011	2010	2009

Open claims, beginning of the year	2,690	3,431	4,409
Claims closed during the year	769	1,179	1,633
Claims opened during the year	201	438	655

Open claims, end of the year	2,122	2,690	3,431

The number of claims opened during the three years ended December 31, 2011 were as follows:

	2011	2010	2009

Direct	12	18	157
Assumed domestic	149	247	343
Assumed London	40	173	155

Total opened claims	201	438	655

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

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2011:

(in millions)	2011	2010	2009

Gross payments on closed claims	$13.3	$32.0	$16.5
Gross payments on open claims	14.1	8.3	34.5

Total gross payments	$27.4	$40.3	$51.0

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

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoverables and the payment of losses and expenses. For the years ended December 31, 2011 and 2010, net cash used by operating activities was $17.7 million and $3.1 million, respectively, compared to net cash provided of $301.8 million for the year ended December 31, 2009. The decrease in cash flows from operations in 2011 compared to 2010 was primarily due to increased claim payments due to the 2011 catastrophe activity, partially offset by increased premium writings in the latter half of 2011. The decrease in cash flows from operations in 2010 compared to 2009 was primarily due to decreased written premiums which were slightly offset by reduced claim payments.

For the year ended December 31, 2011, net cash provided by investing activities was $100.3 million as compared to $183.9 million and net cash used by investing activities for the years ended December 31, 2010 and 2009 of $240.8 million, respectively. In 2010, cash was provided by maturities and the proceeds from the sale of investments which were used to repurchase our common stock and to pay dividends. In 2009, cash was primarily used to acquire fixed maturity securities. As of December 31, 2011, 2010 and 2009, $296.4 million, $375.3 million, and $439.3 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2011, 2010 and 2009, net cash used by financing activities was $61.6 million, $115.4 million, and $48.1 million, respectively. During 2011, our use of cash was primarily attributed to the repurchase of approximately 1.6 million shares of our common stock for a total cost of $49.5 million, and the payment of dividends to our shareholders totaling $13.1 million. During 2010, our use of cash was primarily attributed to the repurchase of approximately 3.2 million shares of our common stock for a total cost of $105.2 million and the payment of dividends to our shareholders totaling $14.2 million. The increase in cash used in financing activities in 2009 primarily resulted from the net cash payment on the revolving credit facility.

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

In December 2011, Argo Group received a dividend in the amount of $100.0 million in cash from Argo Re which was used to repay an intercompany note. In June 2011, Argo Group US received an extraordinary dividend in the amount of $30.0 million in cash from Rockwood. In December 2011 Argo Group US received an extraordinary dividend of $99.4 million, in the form of $48.1 million in cash and $51.3 million in securities, from Colony Insurance Company.

The payment of dividends by Argo Re is limited under Bermuda insurance laws, which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2011, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2011, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,172.0 million and the amount required to be maintained was estimated to be $224.0 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet our operating and debt service commitments, as well as other obligations.

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

During 2011, Argonaut Insurance Company may be permitted to pay dividends of up to $37.3 million in cash without approval from the Illinois Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Colony may be permitted to pay dividends of up to $161.3 million in cash without approval from the Virginia Bureau of Insurance, based on the state of domicile’s ordinary dividend calculation. Rockwood may be permitted to pay dividends of up to $17.5 million in cash without approval from the Pennsylvania Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Inc. (“Argo Group US”), Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $150,000,000 Credit Agreement (“Credit Agreement”) with major money center banks. On July 22, 2011 the Borrowers entered into Amendment No. 2 to the Credit Agreement which increased the revolving credit facility under the Credit Agreement from $150.0 million to $170.0 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

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

We have two additional LOC facilities totaling $500.0 million that allow us to provide LOCs to our ceding companies if such LOC is required under the terms of the contract and to Lloyd’s to be filed on behalf of Argo (No. 604) Limited, our corporate member at Lloyd’s. All of the facilities require us to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for the outstanding LOCs. We also have an LOC facility that has been terminated under which we still have outstanding LOCs. We no longer have the ability to issue new LOCs from this facility. We must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed income investments, such securities need not be sold in order to qualify as eligible collateral. At December 31, 2011, we have pledged assets with a fair value of $199.8 million to support outstanding letters of credit.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e. large deductible programs, surety bonds) and various reinsurance agreements, collateral and letters of credit are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2011, the amount of such collateral and letters of credit held under insurance and reinsurance agreements were $391.6 million and $283.3 million, respectively. Collateral can be provided in the form of trust accounts. As we are only the beneficiaries of amounts held in trust accounts, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

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

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable		Rate Structure	Interest Rate at December 31, 2011	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.56%	$ 18.0
05/23/2003	PXRE Capital Trust III	05/23/2033	05/23/2008	(1)	9.75%	9.75%	15.5
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008		3M LIBOR + 3.85%	4.28%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008		3M LIBOR + 3.90%	4.47%	10.3

Argo Group US
01/29/1997	PXRE Capital Trust I	02/01/2027	02/01/2007	(2)	8.85%	8.85%	103.1
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.56%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009		3M LIBOR + 4.10%	4.50%	12.4
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009		3M LIBOR + 3.85%	4.31%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009		3M LIBOR + 3.85%	4.35%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009		3M LIBOR + 3.80%	4.36%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009		3M LIBOR + 3.60%	4.15%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009		3M LIBOR + 3.55%	4.12%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009		3M LIBOR + 3.60%	4.15%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010		3M LIBOR + 3.40%	3.95%	30.9
	PXRE Capital Trust I Unamortized discount						(0.4)

	Total Outstanding						$ 311.5

(1)	Redeemable at a call price (expressed as a percentage of principal) of 104.875% at May 2008 declining annually to 100.975% at May 2012, and 100% thereafter, plus accrued and unpaid interest in all cases.
(2)	Redeemable at a call price (expressed as a percentage of principal) of 104.180% at February 2007 declining annually to 100.418% at February 2016, and 100% thereafter, plus accrued and unpaid interest in all cases.

We assumed debt through the acquisition of Argo International. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2011 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2011	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.61%	$ 6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	5.47%	16.1
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.41%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	5.47%	14.0
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	5.33%	18.1

						$ 64.7

Throughout 2011, 2010 and 2009, we had no preferred shares outstanding.

On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.1 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively. The declaration and payment of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

On February 15, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. The dividend will be paid on March 15, 2012 to shareholders of record on March 1, 2012.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization which also had authorized the repurchase of up to $150.0 million of our common shares. From January 1, 2011 through February 16, 2012, the last trading day of the Rule 10b5-1 repurchase plan that was initiated on December 14, 2011, we have repurchased 1,792,056 shares of our common stock for a total cost of $54.7 million. Since the inception of the repurchase authorizations through February 16, 2012, we have repurchased 5,155,616 shares of our common stock at an average price of $32.26 for a total cost of $166.3 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of February 16, 2012, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $110.1 million.

We invest excess cash in a variety of investment securities. As of December 31, 2011, our investment portfolio consisted of 77.5% fixed maturities, 7.2% equity securities, 5.6% other investments and 9.7% short-term investments (based on fair value) compared to 79.7% fixed maturities, 7.7% equity securities, 3.7% other investments and 8.9% short-term investments for the same period in 2010. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2011, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed income or equity securities represents more than 5.2% of shareholders’ equity at December 31, 2011.

Our insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the year ended December 31, 2011, we used cash flows from operations of $17.7 million. Cash flow from investing activities satisfied this use of cash. Additionally, based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of liquidity.

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

Credit Risk

Credit risk is a major factor of our overall enterprise risk, and we have established policies and procedures to evaluate our exposure to credit risk, particularly with respect to our investment holdings and our receivable balances. In particular, we are exposed to credit risk on losses recoverable from reinsurers and receivables from insureds. Downturns in one sector or market can adversely impact other sectors and may result in higher credit exposure. We do not currently use credit default swaps to mitigate our credit exposure from either investments or counterparties.

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

We control our credit exposure related to receivables by limiting exposure to any one counterparty and evaluating the financial strength of our reinsurance counterparties, including generally requiring minimum credit ratings.

Additional information relating to our investment strategy and credit risk is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $115.0 million in a series of private equity related limited partnerships. As of December 31, 2011, we have a remaining obligation to the partnerships to invest up to an additional $40.2 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

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

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2011 were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter

Long-term debt:
Junior subordinated debentures (1)	$667.0	$18.8	$37.4	$37.5	$573.3
Floating rate loan stock (2)	146.8	3.3	6.7	6.7	130.1
Note payable	0.8	-	0.8	-	-
Capital lease obligations	2.5	2.5	-	-	-
Operating leases	53.8	10.7	17.1	12.6	13.4
Purchase obligations (3)	34.1	18.9	14.2	1.0	-
Contingent consideration for asset purchase (4)	6.5	-	-	6.5	-
Other long-term liabilities:
Claim payments (5)	3,291.1	924.3	1,100.4	487.1	779.3
Partnership commitments (6)	40.2	40.2	-	-	-

Total contractual obligations	$4,242.8	$1,018.7	$1,176.6	$551.4	$1,496.1

(1)	Interest only due on Junior Subordinated Debentures through 2027 which represents the first date when principal payments become contractually due. Interest calculated based on the rate in effect at December 31, 2011. Principal due beginning February 2027 for Argo Group US and beginning May 2033 for Argo Group.
(2)	Interest due on “Floating rate loan stock” through 2034 which represents the first date when principal payments become contractually due. Interest calculated based on the rate in effect at December 31, 2011.
(3)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(4)	Contingent consideration for asset purchase is estimated at the maximum payout if profit targets are met.
(5)	Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.
(6)	Argo Group has invested in multiple limited partnership agreements and can be called to fulfill the obligations at any time.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” beginning on page F-1.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. Argo Group establishes reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2011 and prior. Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. We underwrite several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the states in which we do business. In determining loss reserves, we give careful consideration to all available data and actuarial analyses and this process involves significant judgment.

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

Following is a summary of gross and net loss reserves we recorded by line of business as of December 31, 2011 and 2010:

	2011		2010
(in millions)	Gross	Net	Gross	Net
General liability	$1,347.3	$958.1	$1,361.0	$990.2
Workers compensation	585.8	388.6	623.3	414.7
Commercial multi-peril	194.3	171.5	215.6	183.9
Commercial auto liability	177.4	162.1	180.3	159.2
Reinsurance—nonproportional assumed property	168.4	151.5	88.4	87.5
Special property	22.9	11.2	28.5	15.9
Syndicate 1200 property	407.7	259.1	313.1	202.1
Syndicate 1200 liability	319.3	197.7	310.6	186.7
All other lines	68.0	36.9	31.4	12.8

Total reserves	$3,291.1	$2,336.7	$3,152.2	$2,253.0

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

Workers compensation is a long tailed line of business and also requires approximately 60 to 72 months after the beginning of an accident year until the data is deemed fully credible for paid and incurred reserve evaluation methods. Until that time, an expected loss ratio method is utilized for the initial evaluations of an accident year, followed by paid and incurred BF loss development methodologies. Frequency and severity statistics are also tracked for workers compensation and used to supplement the other actuarial techniques. Loss development for workers compensation spans many years. However, a significant portion of the outstanding reserves correspond to scheduled annuity payments and are not subject to extreme volatility. The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation. Sources of medical cost inflation include increased utilization, new and more expensive medical testing procedures, and increased utilization and cost of prescription drugs.

We have a Run-off Lines segment that includes reserves for asbestos, environmental, and other latent exposures. These latent exposures are typically characterized by extended periods of time between the date we first became exposed to a loss, the date on which a claim was reported, and the date on which the claim is resolved. For our Run-off Lines segment long tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental, and other latent injury claims. We utilize several methods to estimate reserves for these claims including an approach that projects future calendar period claims and severities, a report year method which estimates loss reserves based on the pattern and magnitude of reported claims, and ground-up analysis that relies on an evaluation of individual policy terms and conditions. We also consider survival ratio and market share methods which compare our level of loss reserves and loss payments to that of the industry for similar exposures. The combination of the methods produces a range of outcomes from which management evaluates and selects its best estimate given the available facts at the balance sheet date. We apply greatest weight to the method that projects future calendar period claims and severities because we believe it best captures the unique claim reporting and claim severity characteristics of the underlying exposures and loss development potential. We perform a full review of our Run-off Lines asbestos, environmental, and other latent exposures loss reserves once a year and review loss activity quarterly for significant changes that might impact management’s best estimate.

Each business segment is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions utilized at December 31, 2011 as compared with methods and assumptions utilized at December 31, 2010, management has not changed or adjusted methodologies or assumptions in any significant manner.

In conducting our actuarial analyses, we generally assume that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. In the event that we become aware of a material change that may render past experience inappropriate for the purpose of estimating current loss reserves, we will attempt to quantify the effect of the change and utilize informed management judgment to adjust loss reserve forecasts appropriately. There were no significant assumptions made at December 31, 2011 in estimating loss reserves that were premised on future emergence that were inconsistent with historical patterns or experience.

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

Through our subsidiary, Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various U.S. federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of our exposure. The Health Care Reform Act of 2010 makes it easier for a claimant to receive benefits by reducing the criteria a claimant must meet to qualify, plus automatically extends benefits to the spouses of claimants in the event of the claimant’s death. Management has recorded its best estimate of approximately $10.8 million of loss reserves related to these exposures based on the trends and facts currently known.

Risk Factors by Line of Business in Loss Reserve Estimation

The following section details reserving considerations and loss and LAE risk factors for the lines representing most of our loss reserves. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical inflation costs. But in the workers compensation context, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. We do not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.

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

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

Indemnity claims risk factors

•	Time required to recover from the injury

•	Degree of available transitional jobs

•	Degree of legal involvement

•	Changes in the interpretations and processes of the workers compensation commissions’ oversight of claims

•	Future wage inflation for U.S. states that index benefits

•	Changes in the administrative policies of second injury funds

Medical claims risk factors

•	Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Type of medical treatments received

•	Use of preferred provider networks and other medical cost containment practices

•	Availability of new medical processes and equipment

•	Changes in the use of pharmaceutical drugs

•	Degree of patient responsiveness to treatment

Book of Business risk factors

•	Injury type mix

•	Changes in underwriting standards

•	Changing product mix based on insured demand

•	Management of exited products risk

•	Development characteristics of workers compensation lines

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

PXRE legacy reserves consist primarily of liabilities associated with property catastrophe reinsurance claims attributed to the 2005 Hurricanes, Katrina, Rita and Wilma. Our estimates are subject to a level of uncertainty arising out of complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. In addition, due to the relatively small amount of remaining reserves associated with the PXRE legacy business, developments on individual claims could have a significant impact on the reserves.

Actuarial analyses implementing historical paid and incurred loss development patterns based on both Company specific and industry data, support the adequacy of carried loss reserves for these events.

SYNDICATE 1200 LIABILITY AND PROPERTY

Syndicate 1200 loss reserves are analyzed quarterly by internal staff. Additionally, we employ an independent actuary to conduct a detailed review of loss reserves annually. Management’s estimate of reserves is based on the internal study, and the external study is completed to support the actuarial opinion for Lloyd’s reporting.

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

For the long tailed lines underwritten by Syndicate 1200, such as professional indemnity and general liability, it may be several years before claims are fully advised and settled. The large time lag involved for reporting and settling claims introduces a large amount of uncertainty into the loss estimation process. Loss experience is not deemed fully credible for several years. Until the time that an underwriting year of account is closed, we utilize an expected loss ratio method to determine ultimate losses, supplemented by paid and incurred BF loss development methods, to the extent that the reported loss data matures and is considered credible.

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

Recorded gross reserves for general liability were $1,347.3 million, with approximately 6% of that amount related to run-off asbestos and environmental exposures. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $75.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $194.3 million as of December 31, 2011. If the development patterns underlying our net reserves for this line of business changes by 10%, the estimated net reserve could change by $15.0 million, in either direction.

Recorded gross reserves for PXRE’s legacy property reserves are $24.5 million, with $16.9 million attributed to the 2005 Hurricanes, Katrina, Rita and Wilma. Based on company- specific and industry benchmark patterns, these events are approximately 99.9% reported. Given the maturity of these events, the potential dollar variability in its reserves is small. If the percentage reported is lowered to 99.4%, the estimated reserve for PXRE Legacy business increases by $5.0 million.

Recorded gross reserves for workers compensation were $585.8 million. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately 65% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $177.4 million. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience, and that management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for Syndicate 1200 property and liability were $727.0 million. Estimation of International liability reserves are subject to late emergence and to mix shifts between smaller, more routine claims and larger, more complex claims. International property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage, and ultimate claims settlement. These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

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

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, we select management’s best estimate of reserves. Management believes that the aggregate loss reserves at December 31, 2011 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2011, we recorded gross loss reserves of $3,291.1 million, and loss reserves net of reinsurance of $2,336.7 million. Although our financial reports reflect management’s best estimate of reserves, it is unlikely that the final amount paid will exactly equal management’s best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and the impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $2,060 million to $2,660 million. In determining this range, loss reserve analyses were performed for each of its major operating segments, comprising both ongoing operations and runoff businesses. High and low estimates developed for each major business segment are summed together to derive the range.

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

Valuation of Investments. Our investments in fixed maturities and stocks are classified as available for sale and are reported at fair value under GAAP. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2011, including i) obtained and reviewed internal control reports for our accounting service providers that obtain fair values from third party pricing services, ii) discussed with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers, and iii) compared the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2011, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other than temporary,” the carrying value of the investment is written down and recorded as a realized loss in the Consolidated Statements of Income. We evaluate our investments for impairment. For fixed income securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2011 and 2010, we recorded $1.2 million and $0.8 million, respectively, of realized losses due to the recognition of an other than temporary impairment.

For additional discussion of the risks related to our investment portfolio, please refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Switzerland, Belgium, Malta and United Kingdom subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. Our deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs and from underwriting profits arising from business conducted at Lloyd’s which do not become subject to corporation tax in the United Kingdom until the year in which such profits are distributed.

Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At December 31, 2011, we had a total net deferred tax asset of $24.3 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $31.7 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not utilized by December 31, 2027, $0.4 million will expire if not utilized by December 31, 2028 and $0.4 million will expire if not utilized by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $50.4 million is required as of December 31, 2011. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. The net deferred tax liability after the valuation allowance is $26.1 million at December 31, 2011. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income.

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

At December 31, 2011, we had goodwill of $153.8 million assigned to the following reporting units: Excess and Surplus lines—$76.4 million, Commercial Specialty—$48.7 million and Syndicate 1200 (our former International Specialty segment)—$28.7 million. Additionally, at December 31, 2011, we had intangible assets totaling $93.0 million, including indefinite lived intangible assets of $60.5 million and $1.8 million within the Syndicate 1200 (our former International Specialty segment) and Commercial Specialty reporting units, respectively. Due to the nature of the Syndicate 1200 business, for purposes of the annual impairment evaluation, management is unable to segregate the fair value between the indefinite lived intangible asset and goodwill.

For purposes of evaluating goodwill for impairment, management determined that its reporting units are the same as its business segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each business segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our business segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made.

The fair value of reporting units was estimated using an average of three valuation methods: a comparable company analysis, a precedent transaction analysis and a discounted cash flow analysis. All three methods require management to make various judgments and assumptions. Specifically, the October 1 analysis included the assumption that the competitive pricing present in the marketplace for the E&S will continue in 2012, with improvements in pricing to return in 2013. The Commercial Specialty reporting unit includes the assumptions that the competitive pricing present in the marketplace will revert to more favorable pricing beginning in 2012 and further in 2013, and retention rates will remain strong. Assumptions within the Syndicate 1200 segment include the effects of exiting unprofitable lines, which resulted in a book of business that is right-sized with an acceptable risk profile, increase in premium growth resulting from the introduction of new product lines and some rate increases in the property catastrophe book and a focus on streamlining expenses. Additionally, the discounted cash flow analysis included projections of earned premiums, loss ratios, expense growth, and discount rates for each reporting unit. Assumptions about such future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

On October 1, 2011, the resulting fair values of the reporting units were in excess of the carrying value, including goodwill, of the reporting units. Accordingly, management did not perform Step 2. However, a 22% decline in the fair value of the Excess and Surplus Lines reporting unit, or an 24% decline in the fair value of the Commercial Specialty reporting unit, or a 14% decline in the fair value of the Syndicate 1200 reporting unit would have resulted in the carrying values of these reporting units to be in excess of their respective carrying values, resulting in the need to perform the second step, which could have resulted in a material impairment to our goodwill. Any continued decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering the second step of the impairment testing model. The second step could result in an impairment of goodwill.

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

The market capitalization of Argo Group stock has been below book value during 2011. Management considered the market capitalization decline below book value as a data point in performing its annual impairment test. Management considers the decline in our market capitalization to be primarily attributable to global financial market conditions, including the credit crisis, as well as current trends within the insurance industry. The valuation analysis discussed above supports management’s view that goodwill and indefinite lived intangible assets are not impaired at October 1, 2011. Through December 31, 2011, there have been no indicators of impairment of goodwill and indefinite lived intangible assets. Due to these global and industry trends and their impact on the assumptions used to determine the fair value of our reporting units, we will review our goodwill and indefinite lived intangible assets for impairment on a quarterly basis in 2012.

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

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test with definite lived intangible assets for impairment. As of October 1, 2011, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2011:

FIXED INCOME AND SHORT-TERM INVESTMENTS

Portfolio Characteristics

	-200	-100	Base Case	+100	+200	+300

Market Yield	1.6%	1.7%	2.2%	3.1%	4.0%	4.8%

Average Life (years)	3.8	3.8	3.8	4.0	4.1	4.2

Option Adjusted Duration (years)	3.0	3.0	3.1	3.2	3.3	3.3

Fair Value (in millions)	$3,628.0	$3,593.1	$3,511.9	$3,404.3	$3,296.3	$3,190.7

Gain (Loss) (in millions)	$236.2	$201.3	$120.1	$12.5	$(95.5)	$(201.1)

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, i.e., Standard & Poor’s, Moody’s Investors Service, Inc., and Fitch Ratings Ltd. If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used in the preparation of this table. At December 31, 2011, our fixed maturities portfolio had a weighted average rating of AA-, with 82.2% ($2.6 billion fair value) rated A or better, and 49.5% ($1.6 billion fair value) rated AAA. Our portfolio included 6.9% ($221.1 million fair value) of less than investment grade (BB or lower) fixed maturities at December 31, 2011. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
(in millions)	AAA	AA	A	Other	Total
USD Denominated:
U.S. Governments	$488.3	$6.3	$0.7	$-	$495.3
Non-U.S. Governments	9.0	4.1	2.6	39.9	55.6
Obligations of states and political subdivisions	152.6	405.9	65.7	12.2	636.4
Credit-Financial	24.2	111.4	167.1	80.8	383.5
Credit-Industrial	3.3	14.8	130.0	280.9	429.0
Credit-Utility	-	11.6	37.8	120.8	170.2
Structured securities:
CMO/MBS-agency	546.2	0.3	-	-	546.5
CMO/MBS-non agency	5.6	3.5	0.5	8.8	18.4
CMBS	91.1	10.3	-	4.2	105.6
ABS-residential	1.7	0.3	1.5	9.9	13.4
ABS-non residential	43.7	1.0	0.3	3.0	48.0
Foreign denominated:
Governments	211.2	5.1	5.6	3.1	225.0
Credit	13.8	27.1	39.0	8.7	88.6

Total fixed maturities	$1,590.7	$601.7	$450.8	$572.3	$3,215.5

We also hold a diversified investment portfolio of global common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At December 31, 2011, the fair value of the equity securities portfolio was $403.6 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the year ended December 31, 2011, we recorded realized losses of $3.5 million from movements in foreign currency rates on our insurance operations, realized gains of $1.5 million from movements on foreign currency rates in our investment portfolio, and $4.6 million in realized gains from the currency forward contracts. In addition, we had unrealized losses at December 31, 2011 of $10.7 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for 2011 was not material.

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

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2011. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Argo Group International Holdings, Ltd. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 29, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Securities and Exchange Commission relating our Annual Meeting of Shareholders to be held on May 8, 2012.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 8, 2012.

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

The following table sets forth information as of December 31, 2011 concerning our equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd.
Long-Term Incentive Plan	1,484,148	$ 32.19	2,417,644
Argonaut Group, Inc. historical plans	421,639	$ 36.42	-
PXRE Group Ltd. historical plans	12,691	$195.85	-
Equity compensation plans not approved by shareholders	-	-	-

Total	1,918,478	$ 33.90	2,417,644

Under the terms of the LTIP, only awards that are to be settled in shares are included in the totals above. At December 31, 2011, 1,086,043 cash-settled stock appreciation rights and 65,238 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 13, “Share-based Payments” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 8, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 8, 2012.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 8, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of (Loss) Income

    For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive (Loss) Income

    For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity

    For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows

    For the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant

December 31, 2011 and 2010

Schedule III - Supplementary Insurance Information

For the Years Ended December 31, 2011, 2010 and 2009

Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2011, 2010 and 2009

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

10.8	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).

10.9	$150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, The Lenders Party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2010).

10.9A	Amendment No. 1, dated May 6, 2011, to $150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.6 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.9B	Amendment No. 2 to Credit Agreement, dated as of July 11, 2011, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo Group International Holdings Limited and Argo Underwriting Agency Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.10	Executive Employment Agreement effective August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).

10.10A	Letter Agreement dated August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).

10.10B	Letter Agreement, dated February 18, 2011, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.11	Letter Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Barbara Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007).

10.11A	Executive Employment Agreement, effective as of March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011).

10.11B	Letter Agreement, dated March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.2 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011).

10.12	Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).

10.13	First Amendment, effective November 2, 2009, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).

10.14	Executive Employment Agreement, effective November 9, 2010, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).

10.14A	Letter Agreement dated November 9, 2010 between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).

10.14B	Letter Agreement, dated August 4, 2011, from Argo Group International Holdings, Ltd. to Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.15	Employment Contract dated June 1, 2009, between Argo International (formerly known as Heritage Group Services Limited) and Julian Enoizi (incorporated by reference to Exhibit 10.18 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).

10.15A	Compromise Agreement, dated January 13, 2011, between Argo Group Services Limited and Julian Enoizi (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.16	Employment Agreement, effective as of June 21, 2007, between Argo Re, Ltd. (formerly known as Peleus Reinsurance Ltd) and Andrew J. Carrier (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

12	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred share dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a - 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 29, 2012

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 29, 2012

/s/ Gary V. Woods Gary V. Woods	Director	February 29, 2012

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 29, 2012

/s/ H. Berry Cash H. Berry Cash	Director	February 29, 2012

/s/ Hector DeLeon Hector DeLeon	Director	February 29, 2012

/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	February 29, 2012

/s/ Mural R. Josephson Mural R. Josephson	Director	February 29, 2012

/s/ Kathleen Nealon Kathleen Nealon	Director	February 29, 2012

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 29, 2012

/s/ John H. Tonelli John H. Tonelli	Director	February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 29, 2012

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2011 - $3,095.4; 2010 - $3,250.4)	$3,215.5	$3,361.4
Equity securities, at fair value (cost: 2011 - $291.5; 2010 - $208.8)	403.6	324.5
Other investments (cost: 2011 - $232.3; 2010 - $153.5)	232.0	154.2
Short-term investments, at fair value (cost: 2011 - $296.4; 2010 - $375.2)	296.4	375.3

Total investments	4,147.5	4,215.4

Cash	100.9	83.5
Accrued investment income	32.3	33.5
Premiums receivable	309.0	301.8
Reinsurance recoverables	1,143.5	1,203.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	93.0	95.3
Current income taxes receivable, net	11.2	4.5
Deferred acquisition costs, net	125.7	139.7
Ceded unearned premiums	179.4	164.0
Other assets	105.6	93.1

Total assets	$6,401.9	$6,488.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,291.1	$3,152.2
Unearned premiums	658.2	654.1
Accrued underwriting expenses	78.5	84.3
Ceded reinsurance payable, net	424.5	524.3
Funds held	35.8	33.4
Other indebtedness	65.5	65.0
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	26.1	10.5
Other liabilities	31.7	27.1

Total liabilities	4,922.9	4,862.4

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,285,469 and 31,206,796 shares issued and outstanding at December 31, 2011 and 2010, respectively	31.3	31.2
Additional paid-in capital	716.8	711.4
Treasury shares (4,971,305 and 3,363,560 shares at December 31, 2011 and 2010, respectively)	(160.9)	(111.6)
Retained earnings	752.0	847.5
Accumulated other comprehensive gain, net of taxes	139.8	147.6

Total shareholders’ equity	1,479.0	1,626.1

Total liabilities and shareholders’ equity	$6,401.9	$6,488.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Premiums and other revenue:
Earned premiums	$1,082.0	$1,211.6	$1,414.9
Net investment income	125.8	133.6	145.5
Fee income, net	1.4	2.5	1.1
Net realized investment and other gains (losses)	49.2	36.8	(16.7)

Total revenue	1,258.4	1,384.5	1,544.8

Expenses:
Losses and loss adjustment expenses	863.1	777.5	853.1
Other reinsurance-related expense	5.9	0.0	0.0
Underwriting, acquisition and insurance expenses	426.7	472.6	517.9
Interest expense	22.1	22.9	25.7
Foreign currency exchange loss (gain)	3.5	(3.8)	(0.2)
Impairment of intangible asset	0.0	0.0	5.9

Total expenses	1,321.3	1,269.2	1,402.4

(Loss) income before income taxes	(62.9)	115.3	142.4
Provision for income taxes	19.5	32.7	24.9

Net (loss) income	$(82.4)	$82.6	$117.5

Net (loss) income per common share:
Basic	$(3.03)	$2.80	$3.82

Diluted	$(3.03)	$2.76	$3.81

Cash dividend declared per common share:	$0.48	$0.48	$0.00

Weighted average common shares:
Basic	27,169,132	29,566,004	30,731,226

Diluted	27,169,132	29,935,972	30,842,894

	For the Years Ended December 31,
	2011	2010	2009
Realized investment and other gains before other-than-temporary impairment losses	$50.4	$37.6	$28.3

Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(0.1)	(0.8)	(6.9)
Other-than-temporary impairment losses on equity securities	(1.1)	0.0	(20.3)
Other-than-temporary impairment losses on Funds at Lloyd’s foreign currency exchange	0.0	0.0	(17.8)
Non-credit portion of loss recognized in other comprehensive income	0.0	0.0	0.0

Impairment losses recognized in earnings	(1.2)	(0.8)	(45.0)

Net realized investment and other gains (losses)	$49.2	$36.8	$(16.7)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Net (loss) income	$(82.4)	$82.6	$117.5

Other comprehensive (loss) income:
Foreign currency translation adjustments	(6.4)	0.0	0.0
Defined benefit pension plans:
Net (loss) gain arising during the period	(2.2)	1.3	0.4
Unrealized gains on securities:
Gains arising during the period	50.4	88.7	162.1
Reclassification adjustment for (gains) losses included in net (loss) income	(43.2)	(27.7)	18.5

Other comprehensive (loss) income before tax	(1.4)	62.3	181.0
Income tax provision related to other comprehensive (loss) income:
Defined benefit pension plans:
Net (loss) gain arising during the period	(0.8)	0.5	0.1
Unrealized gains on securities:
Gains arising during the period	21.7	29.9	40.7
Reclassification adjustment for (gains) losses included in net (loss) income	(14.5)	(8.3)	4.1

Income tax provision related to other comprehensive (loss) income	6.4	22.1	44.9

Other comprehensive (loss) income, net of tax	(7.8)	40.2	136.1

Comprehensive (loss) income	$(90.2)	$122.8	$253.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders' Equity
Balance, January 1, 2009	$30.8	$694.2	$(5.1)	$655.2	$(22.2)	$1,352.9
Net income	0.0	0.0	0.0	117.5	0.0	117.5
Minimum pension liability, net of taxes	0.0	0.0	0.0	0.0	0.3	0.3
Change in net unrealized appreciation on securities, net of taxes	0.0	0.0	0.0	0.0	135.8	135.8
Adoption of accounting standard relating to other than temporary impairments, net of tax	0.0	0.0	0.0	6.5	(6.5)	0.0
Activity under stock incentive plans	0.2	8.2	0.0	0.0	0.0	8.4
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Deferred tax - share-based payments	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Employee stock purchase plan	0.0	0.9	0.0	0.0	0.0	0.9

Balance, December 31, 2009	31.0	702.4	(5.1)	779.2	107.4	1,614.9
Net income	0.0	0.0	0.0	82.6	0.0	82.6
Minimum pension liability, net of taxes	0.0	0.0	0.0	0.0	0.8	0.8
Change in net unrealized appreciation on securities, net of taxes	0.0	0.0	0.0	0.0	39.4	39.4
Repurchase of common shares (3,217,561 at a weighted average price of $33.08)	0.0	0.0	(106.5)	0.0	0.0	(106.5)
Activity under stock incentive plans	0.2	8.5	0.0	0.0	0.0	8.7
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Deferred tax - share-based payments	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Employee stock purchase plan	0.0	1.4	0.0	0.0	0.0	1.4
Cash dividend declared - common shares ($0.48/share)	0.0	0.0	0.0	(14.3)	0.0	(14.3)

Balance, December 31, 2010	31.2	711.4	(111.6)	847.5	147.6	1,626.1
Net loss	0.0	0.0	0.0	(82.4)	0.0	(82.4)
Foreign currency translation adjustments	0.0	0.0	0.0	0.0	(6.4)	(6.4)
Minimum pension liability, net of taxes	0.0	0.0	0.0	0.0	(1.4)	(1.4)
Change in net unrealized appreciation on securities, net of taxes	0.0	0.0	0.0	0.0	0.0	0.0
Repurchase of common shares (1,607,745 at a weighted average price of $30.72)	0.0	0.0	(49.3)	0.0	0.0	(49.3)
Activity under stock incentive plans	0.1	4.7	0.0	0.0	0.0	4.8
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Deferred tax - share-based payments	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Employee stock purchase plan	0.0	1.2	0.0	0.0	0.0	1.2
Cash dividend declared - common shares ($0.48/share)	0.0	0.0	0.0	(13.1)	0.0	(13.1)

Balance, December 31, 2011	$31.3	$716.8	$(160.9)	$752.0	$139.8	$1,479.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(82.4)	$82.6	$117.5
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Amortization and depreciation	31.9	32.3	22.4
Share-based payments expense	4.6	10.1	7.9
Excess tax expense from share-based payment arrangements	0.1	0.3	0.3
Deferred income tax benefit, net	9.7	(6.3)	(1.9)
Net realized investment (gains) losses	(49.2)	(36.4)	16.7
Gain on sale of real estate	0.0	(0.4)	0.0
Loss on disposal of fixed assets, net	1.0	0.2	0.0
Impairment of intangible asset	0.0	0.0	5.9
Change in:
Accrued investment income	1.2	(2.7)	3.4
Receivables	52.4	254.4	(226.9)
Deferred acquisition costs	14.0	46.0	(7.5)
Ceded unearned premiums	(15.4)	33.7	11.1
Reserves for losses and loss adjustment expenses	138.9	(51.1)	206.6
Unearned premiums	4.1	(149.5)	(4.0)
Ceded reinsurance payable and funds held	(97.4)	(180.8)	100.2
Income taxes	(6.7)	3.0	(10.7)
Accrued underwriting expenses	(5.8)	(22.4)	(7.8)
Sale of trading investment	0.0	2.1	0.0
Other, net	(18.7)	(18.2)	68.6

Cash (used) provided by operating activities	(17.7)	(3.1)	301.8

Cash flows from investing activities:
Sales of fixed maturity investments	1,327.0	1,837.1	1,257.3
Maturities and mandatory calls of fixed maturity investments	450.9	539.3	439.0
Sales of equity securities	41.3	55.3	81.9
Sales of other investments	2.5	0.7	0.6
Purchases of fixed maturity investments	(1,605.6)	(2,171.2)	(2,027.2)
Purchases of equity securities	(99.6)	(75.3)	(24.0)
Purchases of other investments	(73.2)	(24.3)	(6.0)
Change in foreign regulatory deposits	(7.5)	(20.9)	(34.1)
Change in short-term investments	75.8	63.0	85.7
Settlements of foreign currency exchange forward contracts	7.7	0.0	0.0
Purchases of fixed assets, net	(16.5)	(14.6)	(23.0)
Proceeds on sale of real estate	0.0	0.1	0.0
Acquisition of subsidiary	(0.5)	(1.9)	0.0
Other, net	(2.0)	(3.4)	9.0

Cash provided (used) by investing activities	100.3	183.9	(240.8)

Cash flows from financing activities:
Activity under revolving credit facility, net	0.0	0.0	(50.9)
Activity under stock incentive plans	1.1	4.3	3.1
Repurchase of Company's common shares	(49.5)	(105.2)	0.0
Excess tax expense from share-based payment arrangements	(0.1)	(0.3)	(0.3)
Payment of cash dividend to common shareholders	(13.1)	(14.2)	0.0

Cash used by financing activities	(61.6)	(115.4)	(48.1)

Effect of exchange rate changes on cash	(3.6)	0.0	0.0

Change in cash	17.4	65.4	12.9
Cash, beginning of period	83.5	18.1	5.2

Cash, end of period	$100.9	$83.5	$18.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group is the result of a merger in 2007 between Argonaut Group, Inc. (“Argonaut Group”) and PXRE Group Ltd. (“PXRE”). References in the notes to Argonaut Group pertain to the period prior to the merger.

Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland). Argo Underwriting Agency Limited (“Argo International”) (formerly named Heritage Underwriting Agency plc (“Heritage”)) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Financial Holding (Ireland) and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are written under two operating platforms: Colony Specialty and Argo Pro.

Commercial Specialty consists of the following operations: Argo Insurance (formerly Argo Select), Rockwood, Commercial Programs, Argo Surety, Alteris and ARIS Title Insurance Corporation (“ARIS”) which was acquired in November 2010.

International Specialty products are provided by our Bermuda operations which include Argo Re and Argo Insurance – Casualty & Professional Lines; Argo Seguros based in Brazil; and ArgoGlobal SE based in Malta.

Syndicate 1200 products are written by Argo International based in London, and are focused on underwriting on behalf of one underwriting syndicate under the Lloyd’s of London (“Lloyd’s”) global franchise.

During the first quarter of 2011, we evaluated the operating structure of our Bermuda and London-based business segments. To more appropriately align our operating structure with the management changes, we concluded that operating activities associated with our London operations (our former International Specialty segment) would be principally managed and evaluated as a Lloyd’s market syndicate business, while our Bermuda operations (our former Reinsurance segment) would serve as the center for our international insurance and reinsurance business, including our product development and global strategic expansion initiatives. These changes resulted in our Bermuda operations, and subsequently our new non-syndicate international insurance operations, being identified as our International Specialty segment. Our London-based operation, focused on the management and growth of our Lloyd’s syndicate operations, is now known as our Syndicate 1200 segment.

Our Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as risk management policies written prior to the sale of renewal rights and other business previously written and classified by PXRE as property catastrophe and Lloyd’s.

Basis of Presentation and Use of Estimates

The consolidated financial statements of Argo Group and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, reinsurance premium receivable, the fair value of investments, the valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates.

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

The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain items in prior years’ financial statements have been reclassified to conform to the current presentation. Amounts related to trade capital providers, who are third party capital participants that provide underwriting capital to the Syndicate 1200 segment (formerly the International Specialty segment), are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis. The underwriting syndicate underwrites under the Lloyd’s global franchise.

In 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting standards regarding consolidation of variable interest entities. We reevaluated our investment in our fourteen statutory trusts (collectively, the “Trusts”) and our two charitable foundations (collectively, the “Foundations”). We determined that the Trusts and the Foundations continue to be variable interest entities due to the fact that the Trusts and the Foundations do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts or the Foundations’ economic performance. We are not entitled to receive a majority of the residual returns of the Trusts and the U.S. charitable foundation. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts or the U.S. charitable foundation; therefore, we are not the primary beneficiary and, accordingly, the Trusts and the U.S. charitable foundation are not included in our consolidated financial statements. The expenses and donations of the charitable foundation in Bermuda are paid by Argo Group and have been included in the consolidated results.

The special purpose reinsurance company established in 2011 to provide reinsurance to Argo Group through two catastrophe bond transactions is a variable interest entity under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10. Argo Group does not have a variable interest in this entity and is therefore not required to consolidate it in its consolidated financial statements.

Cash

Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.

Investments

Investments in fixed maturities at December 31, 2011 and 2010 include bonds and structured securities. Equity securities include common stocks. Other investments consist of private equity funds and limited partnerships. Short-term investments consist of money market funds, funds on deposit with Lloyd’s as security to support the corporate member’s capital, United Kingdom short-term government gilts, U.S. Treasury bills, sovereign debt and interest-bearing cash accounts. Short-term investments, maturing in less than one year, are classified as investments in the consolidated financial statements.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in net investment income.

For the structured securities portion of the fixed maturity securities portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Premium or discount on high investment grade securities (rated AA or higher) is amortized into income using the retrospective method. Premium or discount on lower grade securities (rated less than AA) is amortized into income using the prospective method.

Our investments in fixed maturities and equity securities with readily determinable fair value are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers, and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2011, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

We evaluate our investments for other-than-temporary impairment. For fixed income securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment.

All investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. All third party amounts are subject to 100% of their contractual participation in the syndicate results and are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts of $2.8 million and $4.6 million at December 31, 2011 and 2010, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share, which is 100% of their contractual participation in the syndicate results.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers for which Argo International produces and cedes underwriting activity through a 100% quota share arrangement. These amounts are presented in the Consolidated Balance Sheets net of an allowance for doubtful accounts of $7.8 million and $15.7 million at December 31, 2011 and 2010, respectively (see Note 3, “Reinsurance” for related disclosures).

An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. Our estimate includes specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased and historical write off trends based on aging categories. For the years ended December 31, 2011, 2010 and 2009, premiums receivable and reinsurance recoverables on paid losses written off, net of recoveries against the allowance for doubtful accounts or directly to the income statement are as follows:

(in millions)	2011	2010	2009
Premiums receivable	$0.9	$(1.1)	$2.4
Reinsurance recoverables	11.4	(0.4)	6.0

Net written off (recovered)	$12.3	$(1.5)	$8.4

Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the bad debt expense account.

Earned Premiums

Premium revenue is recognized ratably over the policy period, with an adjustment, where appropriate, to reflect the risk profile of certain classes of business particularly those exposed to seasonal weather related events. Premiums that have yet to be earned are reported as “Unearned premiums” in the Consolidated Balance Sheets.

Unearned premium balances include cessions to reinsurers including trade capital providers, while the earned premium recognized in the Consolidated Statements of (Loss) Income excludes amounts relating to trade capital providers. The trade capital providers’ quota share amount, which is 100% of their contractual participation in the syndicate results, is included in ceded reinsurance payable.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 14, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, the impairment test is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of (Loss) Income. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

We perform our goodwill impairment test on the first day of the fourth quarter of each year, or October 1 of each year. In performing the first step of the impairment test, we estimated the fair value of reporting units using an average of three valuation methods: a comparable company analysis, a precedent transaction analysis and a discounted cash flow analysis. All three methods require management to make various judgments and assumptions. Specifically, the October 1 analysis included the assumption that the competitive pricing present in the marketplace will revert to more favorable pricing beginning in 2012 and further in 2013. Additionally, the discounted cash flow analysis included projections of earned premiums, loss ratios, expense growth, and discount rates for each reporting unit. Assumptions about such future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

For the years ended December 31, 2011, 2010 and 2009, all of our reporting units passed the first step of the goodwill impairment analysis. However, based on carrying values of the reporting units as of December 31, 2011, a 22% decline in the fair value of the Excess and Surplus Lines reporting unit, or a 24% decline in the fair value of the Commercial Specialty reporting unit, or a 14% decline in the fair value of the Syndicate 1200 reporting unit would have resulted in the carrying values of these reporting units to be in excess of their respective fair values, resulting in the need to perform the second step, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering the second step of the impairment testing model. The second step could result in an impairment of goodwill.

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

The following table presents our intangible assets and accumulated amortization at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd’s capacity	$60.5	n/a	$60.5	n/a
Title plant	1.8	n/a	1.8	n/a
Distribution network	40.4	13.9	39.9	10.1
Additional Lloyd’s capacity	4.8	1.2	3.0	0.6
Other	1.5	0.9	1.5	0.7

	$109.0	$16.0	$106.7	$11.4

During the twelve months ended December 31, 2011, 2010 and 2009, amortization expense was $4.6 million, $4.4 million and $3.8 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in the Consolidated Statements of (Loss) Income.

The estimated amortization expense for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 is $5.1 million, $5.0 million, $4.7 million, $4.7 million and $4.3 million, respectively.

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in unearned premiums and was $6.1 million and $7.3 million at December 31, 2011 and 2010, respectively. The estimated amount included in premiums receivable for additional premiums due under retrospectively rated policies was $0.3 million and $1.0 million at December 31, 2011 and 2010, respectively.

Deferred Acquisition Costs

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

Based on new accounting standards that will become effective January 1, 2012, the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal contracts will change. Adoption of this standard will be applied prospectively. Based on our initial evaluation of the effect of this revised accounting guidance, we anticipate we will record a decrease to January 1, 2012 deferred acquisition costs and reduce retained earnings between $30.0 million to $35.0 million.

The 2011 and 2010 net amortization of policy acquisition costs will not equal the change in the Consolidated Balance Sheets because of 1) the trade capital providers’ share which is not reflected in our Consolidated Statements of (Loss) Income and 2) the differences in the foreign currency exchange costs resulting from deferred acquisition costs being treated as a nonmonetary asset.

Reserves for Losses and Loss Adjustment Expenses

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

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in the Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to forty years. The accumulated depreciation for property and equipment was $46.6 million and $38.8 million at December 31, 2011 and 2010, respectively. The net book value of our property and equipment at December 31, 2011 and 2010 was $49.6 million and $44.7 million, respectively. The depreciation expense at December 31, 2011, 2010 and 2009 was $10.1 million, $8.5 million and $7.6 million, respectively.

Foreign Currency Exchange Gain (Loss)

The U.S. Dollar is the functional currency of all but two of our foreign operations. Monetary assets and liabilities in foreign operations that are denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date, with resulting gains and losses because of foreign exchange movements reflected in income, and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income for the period. In the case of our foreign currency denominated available-for-sale investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of accumulated other comprehensive income.

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in the Consolidated Balance Sheets. At December 31, 2011, the foreign currency translation adjustments were a loss of $6.4 million. At December 31, 2010, the foreign currency translation adjustment was not deemed material.

Share-Based Payments

Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards which will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Compensation expense for awards that are settled in cash are recognized on the accelerated recognition method over the award’s vesting period. See Note 13, “Share-based Payments” for related disclosures.

Income Taxes

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2011, 2010 and 2009. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008. Tax years ended December 31, 2008 through December 31, 2011 are open for examination by Her Majesty’s Revenue and Customs with respect to our United Kingdom entities.

Reinsurance

In the normal course of business, our insurance and reinsurance subsidiaries reinsure various risks above certain retention levels with other insurance enterprises. Reinsurance recoverables include claims we paid and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine our ability to cede unpaid losses and loss adjustment expenses under our existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for losses and loss adjustment expenses for which our insurance and reinsurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Derivative Instruments

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed, as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. In 2011, we also entered into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These foreign currency forward contacts are carried at fair value in the Consolidated Balance Sheet in “Other investments.” The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of (Loss) Income.

Through our subsidiary Argo Re, in 2011 we have entered into two reinsurance contracts with a special purpose reinsurance company, which provide us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The special purpose reinsurance company provides the reinsurance through two catastrophe bond transactions which are supported by two collateralized facilities. The reinsurance contracts are deemed to be derivatives. We recorded these contracts at fair value and such fair value is included in “Other Assets” in our Consolidated Balance Sheet with any changes in the value reflected in “Other reinsurance-related expense” in the Consolidated Statement of Loss. See Note 6, “Derivative Instruments” for related disclosures.

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $15.4 million in 2011, $30.2 million in 2010 and $40.5 million in 2009.

Income taxes recovered. We recovered $0.2 million of income taxes in 2011. We recovered $2.6 million of income taxes in 2010. This recovery, reflected in “Current income taxes receivable, net,” was applied against our 2010 estimated tax payments. We recovered $5.8 million of income taxes in 2009. In June 2009, we received a $10.1 million refund attributable to a favorable decision rendered by the California State Board of Equalization related to franchise tax payments paid by Argo Group US for tax years 1994 through 1999. Of this refund, $5.6 million was a recovery of taxes and $4.5 million was earned interest. The earned interest has been reflected in “Net investment income” in the Consolidated Statement of Income for the twelve months ended December 31, 2009.

Interest paid. Interest paid for the years ended December 31, was as follows:

(in millions)	2011	2010	2009
Junior subordinated debentures	$18.3	$19.3	$21.0
Revolving credit facility	0.0	0.1	0.7
Other indebtedness (1)	3.5	3.1	3.9

Total interest paid	$21.8	$22.5	$25.6

(1) Other indebtedness in 2011 and 2010 includes Argo International’s floating rate loan stock and a note payable related to the acquisition of ARIS (see Note 8, “Other Indebtedness” for further discussion regarding these debt instruments). Interest paid in 2011, reflected in the above table, is related to the floating rate loan stock as the interest paid on the note payable related to the acquisition of ARIS was $9 thousand. No interest was paid on the note payable in 2010.

Recently Issued Accounting Pronouncements

In October 2010, the FASB issued an accounting update that amends the guidance in the FASB Accounting Standards Codification Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Upon adoption, we will apply the retrospective application of this standard and, therefore, will restate the income statements presented, with a cumulative adjustment to retained earnings. Based on our evaluation of this update, we anticipate that we will record a decrease to January 1, 2012 deferred acquisition costs and reduce retained earnings between $30.0 million to $35.0 million.

In May 2011, the FASB issued amendments to “Fair Value Measurement” (Topic 820). The amendments were to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. There are changes to how premiums and discounts (including blockage factors) are applied. There are clarifications made to principal market determination. The amendments also clarify that the highest and best use and valuation premise concepts are not applicable to financial instruments. There are amendments that indicate how a company should determine the fair value of its own equity instruments and the fair value of liabilities. New disclosures, with a particular focus on Level 3 measurement, are required. All transfers between Level 1 and Level 2 will now be required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We do not anticipate this amendment will have a material impact on our financial results and disclosures as a result of this amendment.

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment provides the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require the presentation of each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of net income and the statement of comprehensive income. The amendments in this update are to be applied prospectively. Early application is permitted. The amendments are effective during interim and annual periods beginning after December 15, 2011. This update will have no impact on our Consolidated Statements of Comprehensive (Loss) Income, but will impact the presentation of our Consolidated Statements of (Loss) Income and our Consolidated Statements of Shareholders’ Equity, subject to the deferral below.

In December 2011, the FASB issued an accounting update deferring the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. Companies are still required to present amounts reclassified out of Accumulated Other Comprehensive Income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The FASB expects to complete a project to reconsider the presentation requirements for reclassification adjustments in 2012. The main provision of the standard issued in June 2011 requiring companies to present items of net income, other comprehensive income and total comprehensive income in either a single continuous statement or two consecutive statements are not affected by this update. The requirements’ effective date also remains as the interim and annual periods beginning after December 15, 2011. This deferral will have no impact on our Consolidated Statements of Comprehensive (Loss) Income, but may impact the presentation of our Consolidated Statements of (Loss) Income.

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

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles–Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of the update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not anticipate that this update will have an impact on our financial results and disclosures.

In December 2011, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment should be provided retrospectively for all comparative periods presented. We do not anticipate that these amendments will have an impact on our financial results and disclosures.

2. Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$482.8	$12.5	$0.0	$495.3
Non-U.S. Governments	56.2	1.0	1.6	55.6
Obligations of states and political subdivisions	589.3	47.4	0.3	636.4
Credit-Financial	378.3	10.4	5.2	383.5
Credit-Industrial	411.6	20.8	3.4	429.0
Credit-Utility	163.9	7.5	1.2	170.2
Structured securities:
CMO/MBS-agency (3)	516.0	30.7	0.2	546.5
CMO/MBS-non agency	18.5	0.7	0.8	18.4
CMBS (4)	100.7	5.2	0.3	105.6
ABS-residential (5)	15.3	0.1	2.0	13.4
ABS-non residential	47.0	1.0	0.0	48.0
Foreign denominated:
Governments	224.7	9.1	8.8	225.0
Credit	91.1	2.2	4.7	88.6

Total fixed maturities	3,095.4	148.6	28.5	3,215.5
Equity securities	291.5	120.7	8.6	403.6
Other investments	232.3	0.7	1.0	232.0
Short-term investments	296.4	0.0	0.0	296.4

Total investments	$3,915.6	$270.0	$38.1	$4,147.5

December 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(2)	$430.3	$11.3	$0.8	$440.8
Non-U.S. Governments	6.2	0.2	0.0	6.4
Obligations of states and political subdivisions	630.6	25.6	2.9	653.3
Credit-Financial	370.5	12.3	1.7	381.1
Credit-Industrial	378.3	17.6	0.8	395.1
Credit-Utility	164.8	6.4	0.4	170.8
Structured securities:
CMO/MBS-agency (3)	665.7	33.9	0.5	699.1
CMO/MBS-non agency	37.4	1.5	0.6	38.3
CMBS (4)	143.6	6.3	0.9	149.0
ABS-residential (5)	19.3	0.1	2.3	17.1
ABS-non residential	127.7	2.4	0.0	130.1
Foreign denominated:
Governments	202.1	9.5	4.9	206.7
Credit	73.9	2.8	3.1	73.6

Total fixed maturities	3,250.4	129.9	18.9	3,361.4
Equity securities	208.8	116.5	0.8	324.5
Other investments	153.5	0.7	0.0	154.2
Short-term investments	375.2	0.1	0.0	375.3

Total investments	$3,987.9	$247.2	$19.7	$4,215.4

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $48.7 million amortized cost, $49.1 million fair value.
(2)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $87.7 million amortized cost, $89.3 million fair value.
(3)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(4)	Commercial mortgage-backed securities (“CMBS”).
(5)	Asset-backed securities (“ABS”).

Included in total investments at December 31, 2011 and 2010 is $162.6 million and $170.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment (formerly the International Specialty segment).

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$257.1	$258.2
Due after one year through five years	1,264.6	1,295.3
Due after five years through ten years	708.8	753.1
Thereafter	167.4	177.0
Structured securities	697.5	731.9

Total	$3,095.4	$3,215.5

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities and other investments at December 31, 2011 and 2010 is presented below:

December 31, 2011	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$41.0	$0.0	$0.0	$0.0	$41.0	$0.0
Non-U.S. Governments	22.4	1.6	0.0	0.0	22.4	1.6
Obligations of states and political subdivisions (1)	1.4	0.0	0.7	0.3	2.1	0.3
Credit-Financial	81.8	3.8	9.4	1.4	91.2	5.2
Credit-Industrial	67.4	3.4	0.0	0.0	67.4	3.4
Credit-Utility	21.7	1.2	0.0	0.0	21.7	1.2
Structured securities:
CMO/MBS-agency	28.9	0.1	3.2	0.1	32.1	0.2
CMO/MBS-non agency	6.7	0.2	4.2	0.6	10.9	0.8
CMBS (1)	0.7	0.0	4.2	0.3	4.9	0.3
ABS-residential	1.2	0.1	9.6	1.9	10.8	2.0
ABS-non residential (1) (2)	4.0	0.0	0.3	0.0	4.3	0.0
Foreign denominated:
Governments	166.3	8.8	0.0	0.0	166.3	8.8
Credit	65.9	4.1	5.3	0.6	71.2	4.7

Total fixed maturities	509.4	23.3	36.9	5.2	546.3	28.5
Equity securities	84.3	8.5	0.2	0.1	84.5	8.6
Other investments	(1.0)	1.0	0.0	0.0	(1.0)	1.0
Short-term investments (1)	21.2	0.0	0.0	0.0	21.2	0.0

Total	$613.9	$32.8	$37.1	$5.3	$651.0	$38.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million

December 31, 2010	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments(2)	$55.2	$0.8	$2.0	$0.0	$57.2	$0.8
Obligations of states and political subdivisions	122.6	2.6	2.9	0.3	125.5	2.9
Credit-Financial	53.7	0.6	14.8	1.1	68.5	1.7
Credit-Industrial	44.3	0.8	0.0	0.0	44.3	0.8
Credit-Utility	21.7	0.4	0.0	0.0	21.7	0.4
Structured securities:
CMO/MBS-agency	26.5	0.5	0.0	0.0	26.5	0.5
CMO/MBS-non agency	1.1	0.3	6.6	0.3	7.7	0.6
CMBS	5.3	0.1	8.7	0.8	14.0	0.9
ABS-residential	6.4	0.3	8.5	2.0	14.9	2.3
ABS-non residential (1) (2)	1.5	0.0	0.7	0.0	2.2	0.0
Foreign denominated:
Governments	82.9	3.1	32.3	1.8	115.2	4.9
Credit	26.1	1.3	15.8	1.8	41.9	3.1

Total fixed maturities	447.3	10.8	92.3	8.1	539.6	18.9
Equity securities	9.8	0.8	0.0	0.0	9.8	0.8
Short-term investments (1)	4.3	0.0	0.0	0.0	4.3	0.0

Total	$461.4	$11.6	$92.3	$8.1	$553.7	$19.7

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 5,422 securities, of which 1,270 were in an unrealized loss position for less than one year and 55 were in an unrealized loss position for a period one year or greater as of December 31, 2011. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities by the performance of the underlying collateral as well. We do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

We evaluate our investments for other than temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.1 million and $0.8 million for 2011 and 2010, respectively. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $1.1 million and $0 for 2011 and 2010, respectively.

Net Investment Income and Realized Gains and Losses

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2011	2010	2009
Investment income:
Interest and dividends on fixed maturities	$121.4	$130.7	$133.6
Dividends on equity securities	9.6	8.7	7.9
Interest on short-term and other investments	4.7	2.6	5.7
Other	(0.5)	(0.1)	7.7

	135.2	141.9	154.9
Investment expenses	(9.4)	(8.3)	(9.4)

Net investment income	$125.8	$133.6	$145.5

Proceeds from sales of available for sale fixed maturity investments were $1,327.0 million, $1,837.1 million and $1,257.3 million in 2011, 2010, and 2009, respectively. Proceeds from sales of equity securities were $41.3 million, $55.3 million and $81.9 million in 2011, 2010, and 2009, respectively. Proceeds from sales of other investments were $2.5 million, $0.7 million and $0.6 million in 2011, 2010, and 2009, respectively.

The following table presents our gross realized investment and other gains (losses) for the years ended December 31:

(in millions)	2011	2010	2009
Realized gains
Fixed maturities	$30.5	$31.5	$35.6
Equity securities	26.6	6.3	9.1
Other investments	16.1	8.9	2.7
Short-term investments	1.0	0.2	0.0
Gain on sale of real estate	0.0	0.4	0.0

Gross realized investment and other gains	74.2	47.3	47.4
Realized losses
Fixed maturities	(11.6)	(8.2)	(17.2)
Equity securities	(0.7)	(1.1)	(0.9)
Other investments	(10.5)	(0.3)	(0.7)
Short-term investments	(1.0)	(0.1)	(0.3)
Other-than-temporary impairment losses on fixed maturities	(0.1)	(0.8)	(6.9)
Other-than-temporary impairment losses on equity securities	(1.1)	0.0	(20.3)
Other-than-temporary impairment losses on Funds at Lloyd’s foreign currency exchange	0.0	0.0	(17.8)

Gross realized investment and other losses	(25.0)	(10.5)	(64.1)

Net realized investment and other gains (losses)	$49.2	$36.8	$(16.7)

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

Foreign exchange unrealized gains on bonds of $0.6 million and $0.4 million were offset by foreign exchange realized losses on forwards of $0.6 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively, and are reflected in realized gains and losses in the income statement and in the table above. As of December 31, 2011 and 2010, we hedged $3.1 million and $5.3 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $3.3 million and $5.3 million, respectively, of foreign exchange contracts. There were no fair value hedges in 2009.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forwards contacts are carried at fair value in the Consolidated Balance Sheets in Other investments. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of (Loss) Income. The notional amount of the currency forward contracts as of December 31, 2011 was $142.4 million. The fair value of the currency forward contracts as of December 31, 2011 was a loss of $1.0 million. For the year ended December 31, 2011, we recognized $9.4 million in realized gains and $4.8 million in realized losses, respectively, from the currency forward contracts. There were no currency forward contacts in 2010 or 2009.

During the year ended December 31, 2009, we recognized $17.8 million of other-than-temporary impairment on short-term investments held at Lloyd’s that we intended to sell at December 31, 2009 and were sold in 2010. These losses were related entirely to foreign currency losses.

Regulatory Deposits, Pledged Securities and Letters of Credit

At December 31, 2011, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes and reinsurance were $234.5 million and $251.1 million, respectively.

Investments with an amortized cost of $197.3 million and fair value of $201.1 million were pledged as collateral in support of irrevocable letters of credit at December 31, 2011. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $45.3 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s in the amount of $124.9 million.

At December 31, 2011, our Corporate member’s capital supporting our Lloyd’s business consisted of the following:

(in millions)
Letters of credit	$124.9
Fixed maturities, at fair value	125.4
Short-term investments, at fair value	4.8

Total securities and letters of credit pledged to Lloyd’s	$255.1

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

We receive fair value prices from third party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2011. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the year ended December 31, 2011.

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

Equity Securities Level 3: We own certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•

We obtained Fair value measurements for an investment in an equity fund obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short-term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the year ended December 31, 2011.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturity section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the year ended December 31, 2011.

Other Assets Level 3: We have entered into two reinsurance contracts that are deemed derivatives. The fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 6 “Derivative Instruments” for related disclosures.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at December 31, 2011 and 2010 have been categorized as follows:

(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$495.3	$214.9	$280.4	$0.0
Non-U.S. Governments	55.6	0.0	55.6	0.0
Obligations of states and political subdivisions	636.4	0.0	636.4	0.0
Credit-Financial	383.5	0.0	382.8	0.7
Credit-Industrial	429.0	0.0	429.0	0.0
Credit-Utility	170.2	0.0	170.2	0.0
Structured securities:
CMO/MBS-agency	546.5	0.0	546.5	0.0
CMO/MBS-non agency	18.4	0.0	18.4	0.0
CMBS	105.6	0.0	105.6	0.0
ABS-residential	13.4	0.0	13.4	0.0
ABS-non residential	48.0	0.0	48.0	0.0
Foreign denominated:
Governments	225.0	0.0	225.0	0.0
Credit	88.6	0.0	88.6	0.0

Total fixed maturities	3,215.5	214.9	2,999.9	0.7
Equity securities	403.6	352.2	49.0	2.4
Other investments	99.9	0.0	99.9	0.0
Short-term investments	296.4	260.7	35.7	0.0
Other assets	9.0	0.0	0.0	9.0

	$4,024.4	$827.8	$3,184.5	$12.1

(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$440.8	$146.2	$294.6	$0.0
Non-U.S. Governments	6.4	0.0	6.4	0.0
Obligations of states and political subdivisions	653.3	0.0	653.3	0.0
Credit-Financial	381.1	0.0	380.4	0.7
Credit-Industrial	395.1	0.0	395.1	0.0
Credit-Utility	170.8	0.0	170.8	0.0
Structured securities:
CMO/MBS-agency	699.1	0.0	699.1	0.0
CMO/MBS-non agency	38.3	0.0	38.3	0.0
CMBS	149.0	0.0	149.0	0.0
ABS-residential	17.1	0.0	17.1	0.0
ABS-non residential	130.1	0.0	130.1	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	73.6	0.0	73.6	0.0

Total fixed maturities	3,361.4	146.2	3,214.5	0.7
Equity securities	324.5	253.3	50.2	21.0
Other investments	91.0	0.0	91.0	0.0
Short-term investments	375.3	369.0	6.3	0.0

	$4,152.2	$768.5	$3,362.0	$21.7

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and for 2011, include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at December 31, 2011 and 2010 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$0.0	$21.7
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	20.5	0.0	20.5
Included in other comprehensive income	0.0	(15.5)	0.0	(15.5)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	9.0	9.0
Issuances	0.0	0.0	0.0	0.0
Sales	0.0	(23.6)	0.0	(23.6)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2011	$0.7	$2.4	$9.0	$12.1

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$0.0	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2010	$0.7	$14.0	$14.7
Transfers into Level 3	0.0	7.7	7.7
Transfers out of Level 3	0.0	(1.3)	(1.3)
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.0	1.8	1.8
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(1.2)	(1.2)
Settlements	0.0	0.0	0.0

Ending balance, December 31, 2010	$0.7	$21.0	$21.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$0.0	$0.0	$0.0

At December 31, 2011, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

3.    Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $7.8 million and $15.7 million as of December 31, 2011 and 2010, respectively. Under certain reinsurance agreements, collateral and letters of credit (“collateral”) are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $283.3 million and $297.6 million at December 31, 2011 and 2010, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual basis. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the Consolidated Balance Sheets. Included in reinsurance recoverables are paid loss recoverables of $189.1 million and $304.7 million as of December 31, 2011 and 2010, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the Consolidated Statements of (Loss) Income.

Losses and loss adjustment expenses of $863.1 million, $777.5 million and $853.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, are net of amounts ceded to reinsurers of $284.6 million, $234.2 million and $374.8 million, respectively.

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

Premiums for the years ended December 31 were as follows:

(in millions)	2011	2010	2009
Direct written premiums	$1,261.3	$1,283.2	$1,840.0
Reinsurance ceded to other companies	(473.0)	(431.4)	(567.5)
Reinsurance assumed from other companies	283.5	243.9	148.9

Net written premiums	$1,071.8	$1,095.7	$1,421.4

Direct earned premiums	$1,267.6	$1,424.9	$1,775.9
Reinsurance ceded to other companies	(457.5)	(465.0)	(577.4)
Reinsurance assumed from other companies	271.9	251.7	216.4

Net earned premiums	$1,082.0	$1,211.6	$1,414.9

Percentage of reinsurance assumed to net earned premiums	25.1%	20.8%	15.3%

4.    Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 2011, which exempts us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, at least until the year 2035.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components for the years ended December 31:

(in millions)	2011	2010	2009
Current tax provision	$9.8	$39.0	$26.8
Deferred tax provision (benefit) related to:
Future tax deductions	8.9	(5.3)	(0.9)
Valuation allowance change	0.8	(1.0)	(1.0)

Income tax provision	$19.5	$32.7	$24.9

Our expected income tax provision computed on pre-tax (loss) income at the weighted average tax rate has been calculated as the sum of the pre-tax (loss) income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2011, 2010 and 2009, pre-tax (loss) income attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2011			2010			2009
	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$(129.8)		0.0%	$6.2		0.0%	$53.9	0.0%
United States	97.9		28.0%	119.1		29.6%	89.6	20.9%
United Kingdom	(26.6)		30.2%	(9.8)		40.4%	(1.3)	122.5%
Belgium	0.3		20.7%	0.2		49.2%	0.4	27.2%
Brazil	(4.1)		0.0%	(0.3)		0.0%	n/a	n/a
Dubai	0.1		0.0%	n/a		n/a	n/a	n/a
Ireland (1)	(0.3)		5.0%	(0.1)		5.0%	(0.2)	5.0%
Malta	(0.4)		0.0%	n/a		n/a	n/a	n/a
Switzerland	0.0	(2)	37.3%	0.0	(2)	22.7%	n/a	n/a

Pre-tax (loss) income	$(62.9)			$115.3			$142.4

(1)	Effective tax rate of 5 percent on intercompany dividends of $26.3 million and $152.6 million for the years ended December 31, 2010 and 2009, respectively. Dividends eliminated in consolidation.
(2)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	00000000000000	00000000000000	00000000000000
(in millions)	2011	2010	2009
Income tax provision at expected rate	$25.5	$40.3	$38.6
Tax effect of:
Tax-exempt interest	(5.8)	(6.1)	(7.3)
Dividends received deduction	(1.6)	(1.4)	(1.4)
Valuation allowance change	0.8	(1.0)	(1.0)
Other permanent adjustments, net	0.3	0.9	0.7
Adjustment for prior year tax return	1.6	1.2	0.0
United States state tax benefit	(0.3)	0.0	(3.5)
Foreign tax credits	0.0	0.0	(0.7)
Other foreign adjustments	0.1	0.0	0.1
Prior year foreign taxes recovered	(0.6)	(0.7)	0.0
Rate adjustment on loss carrybacks	(0.4)	0.0	0.0
Deferred tax rate reduction	(0.4)	(0.1)	0.0
Foreign exchange adjustments	0.3	(0.4)	(0.6)

Income tax provision	$19.5	$32.7	$24.9

Income tax (benefit) provision - Foreign	$(7.9)	$(2.6)	$6.2
Income tax provision - United States Federal	27.9	35.2	24.0
Income tax (benefit) provision - United States State	(0.5)	0.1	(5.3)

Income tax provision	$19.5	$32.7	$24.9

The consolidated provision for income taxes for the year ended December 31, 2011 was affected by a $1.6 million increase for additional taxes reported on the prior year tax return, a $0.6 million reduction for prior year foreign taxes recovered and a $0.3 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Argo International.

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2011 and 2010 and the net deferred tax asset as of December 31, 2009 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax balance decreased by $15.6 million, $17.1 million and $43.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(in millions)	2011	2010	2009
Deferred tax asset:
Unrealized losses on fixed maturities and other investment securities	$0.0	$0.4	$0.8
Losses and loss adjustment expense reserve discounting	40.1	41.9	42.3
Unearned premiums	22.6	23.8	28.9
Capital loss carryforward	31.7	32.7	33.6
Allowance for bad debt	2.9	6.3	3.3
Accrual for contingent commissions	1.3	0.7	0.0
Net operating loss carryforward	19.7	19.7	18.7
Impairment of investment values	8.7	11.5	18.9
United States amortization of intangible assets	3.8	1.3	2.0
Accrued vacation	2.1	1.9	1.2
Stock option expense	4.2	4.4	4.4
United Kingdom interest	1.0	1.0	1.9
United Kingdom underwriting profits	0.0	0.5	0.0
Brazil operating losses	1.8	0.1	0.0
Malta operating losses	0.1	0.0	0.0
Other	3.8	7.8	9.3

Deferred tax asset, gross	143.8	154.0	165.3

Deferred tax liability:
Unrealized gains on equity securities	(39.8)	(31.4)	(29.9)
Unrealized gains on fixed maturities and other investment securities	(38.1)	(40.8)	(22.0)
Deferred acquisition costs	(26.7)	(28.2)	(34.7)
United States amortization of intangible assets	(3.0)	0.0	(0.4)
United Kingdom underwriting losses	(1.6)	0.0	(8.8)
United Kingdom amortization of intangible assets	(4.8)	(5.9)	(6.8)
United States state tax	(0.5)	(0.6)	(0.7)
Other	(5.0)	(8.0)	(5.9)

Deferred tax liability, gross	(119.5)	(114.9)	(109.2)

Deferred tax asset, net before valuation allowance	24.3	39.1	56.1
Valuation allowance	(50.4)	(49.6)	(49.5)

Deferred tax (liability) asset, net	$(26.1)	$(10.5)	$6.6

Net deferred tax (liability) asset - Foreign	$(5.4)	$(4.4)	$(13.7)
Net deferred tax (liability) asset - United States	(20.7)	(6.1)	20.3

Deferred tax (liability) asset, net	$(26.1)	$(10.5)	$6.6

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At December 31, 2011, we had a total net deferred tax asset of $24.3 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $31.7 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not utilized by December 31, 2027, $0.4 million will expire if not utilized by December

31, 2028 and $0.4 million will expire if not utilized by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $50.4 million is required as of December 31, 2011. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. During the year ended December 31, 2011, the valuation allowance was reduced by $1.0 million pertaining to the utilization of the PXRE loss carryforwards, was increased by $0.1 million pertaining to the Malta operations and was increased by $1.7 million pertaining to the Brazil operations.

We have no material unrecognized tax benefits as of December 31, 2011, 2010 and 2009. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008. Tax years ended December 31, 2008 through December 31, 2011 are open for examination by Her Majesty’s Revenue and Customs in respect to our United Kingdom entities.

5.    Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”) for the years ended December 31, 2011, 2010 and 2009, respectively.

	000000000000	000000000000	000000000000
(in millions)	2011	2010	2009
Net beginning of the year	$2,253.0	$2,213.2	$2,115.6
Add:
Net reserves from acquired company	0.0	0.1	0.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	866.5	820.6	859.4
Prior accident years	(3.4)	(43.1)	(6.3)

Losses and LAE incurred during calendar year, net of reinsurance	863.1	777.5	853.1

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	234.7	199.4	218.9
Prior accident years	577.9	578.0	566.8

Losses and LAE payments made during current calendar year, net of reinsurance:	812.6	777.4	785.7

Additional participation interest (1)	31.2	44.6	18.2
Foreign exchange adjustments	2.0	(5.0)	12.0

Net reserves - end of year	2,336.7	2,253.0	2,213.2
Add:
Reinsurance recoverable on unpaid losses and LAE, end of year	954.4	899.2	990.0

Gross reserves - end of year	$3,291.1	$3,152.2	$3,203.2

(1)	Amount represents additional reserves due to increased syndicate participation.

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

Net favorable loss development recognized in 2011 for prior accident years was a $3.4 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $33.8 million primarily due to $30.2 million of favorable development in the general and products liability lines of business resulting from better than expected claim severity, and favorable development in the automobile liability, professional liability and property lines of business. The Commercial Specialty segment had net unfavorable loss development of $8.4 million primarily driven by $16.3 million of unfavorable development in general liability due to increases in claim severity and $2.0 million of unfavorable development in short-tail lines, partially offset by $5.9 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program. The International Specialty segment (formerly the Reinsurance segment) had net favorable loss development of $4.6 million comprised of $7.0 million of favorable development driven by short-tail non-catastrophe losses, $1.0 million of favorable development related to Hurricanes Ike and Gustav, and $0.5 million of favorable development attributable to other assumed programs, partially offset by $1.4 million of unfavorable development related to the 2010 New Zealand earthquake and $2.5 million of unfavorable development in long-tail lines primarily due to the 2010 Deepwater Horizon incident. The Syndicate 1200 segment (formerly the International Specialty segment) had net unfavorable loss development of $18.7 million primarily driven by a reduction in the estimate of future reinsurance recoveries of $14.5 million in the professional indemnity, Directors and Officers, general liability, property facultative and financial institutions classes of business and unfavorable development related to the medical malpractice and discontinued liability lines of business where the claims experience was worse than expected. The Run-off Lines segment had net unfavorable development of $7.9 million primarily due to $4.6 million of unfavorable development on legacy PXRE claims primarily related to Hurricanes Katrina, Rita and Wilma, $11.7 million of unfavorable development in asbestos and environmental lines, and unfavorable development related to the unwinding of the workers compensation reserve discount. The Run-off Lines unfavorable development was partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant enviromental loss.

Net favorable loss development recognized in 2010 for prior accident years was a $43.1 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $19.0 million driven by $16.1 million of favorable development related to casualty and professional liability lines of business, $0.8 million of favorable development related to property lines of business and $2.1 million related to unallocated loss adjustment reserves. The Commercial Specialty segment had net favorable loss development of $9.8 million primarily driven by $5.6 million of favorable development in the workers compensation lines of business and $4.4 million of favorable development in an assumed Directors and Officers program. The International Specialty segment (formerly the Reinsurance segment) had favorable loss development of $16.8 million comprised of $14.5 million of favorable development attributable to short-tail non-catastrophe losses, $1.1 million of favorable development attributable to Hurricanes Ike and Gustav, and $1.2 million of favorable development related to other assumed programs. The Syndicate 1200 segment (formerly the International Specialty segment) had net unfavorable loss development of $4.4 million related to $14.2 million of unfavorable development in the liability lines of business and $9.8 million of favorable development in the property lines of business. The Run-off Lines segment had net favorable development of $1.9 million due to $8.0 million of favorable development related to risk management run-off reserves, $2.6 million of favorable development on legacy PXRE claims, $0.8 million of favorable development related to unallocated loss adjustment reserves, partially offset by $9.5 million of unfavorable development in asbestos and environmental lines.

Net favorable loss development recognized in 2009 for prior accident years was a $6.3 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $15.4 million primarily driven by favorable development of $8.0 million related to casualty and professional liability lines of business, $3.3 million related to property lines of business, and $4.0 million related to unallocated loss adjustment reserves. The Commercial Specialty segment had net favorable loss development of $3.7 million driven by $6.2 million of favorable development in the workers compensation lines, $3.5 million of favorable development in short tail lines, $2.5 million of unfavorable development in other liability and $3.5 million of unfavorable development in commercial auto liability. The International Specialty segment (formerly the Reinsurance segment) had favorable loss development of $9.1 million related to $3.6 million of favorable development attributable to Hurricane Ike, $4.4 million favorable development attributable to non-catastrophe losses and $1.1 million favorable development related to other assumed programs. The Syndicate 1200 segment (formerly the International Specialty segment) had unfavorable loss development of $23.5 million comprised of $19.6 million of unfavorable development in the property lines of business and $3.9 million of unfavorable development in the liability lines of business. The Run-off Lines segment had $1.6 million of net favorable development primarily driven by $7.6 million favorable development on legacy PXRE claims primarily related to non-catastrophe property lines and $3.2 million of favorable development related to PXRE’s 2005 hurricane losses. Partially offsetting the favorable development was $6.1 million of unfavorable development in asbestos and environmental lines and $3.0 million due to the unwinding of the workers compensation reserve discount.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. We discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2011, 2010 and 2009. The amount of unamortized discount was $22.0 million, $22.9 million and $23.5 million at December 31, 2011, 2010 and 2009, respectively.

6.    Derivative Instruments

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company which provides us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provides coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe, and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. Each event has an activation level, which, if attained, puts the notes on risk for a subsequent event. Once the coverage has been activated, a second loss during the Coverage Period in excess of the loss trigger level results in a loss to the note holders. The second contract entered into on December 28, 2011 and effective January 1, 2012, provides coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covers losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. Each of these transactions ignores the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and are therefore deemed to be derivatives.

We recorded these contracts at fair value and such fair value is included in “Other assets” in our Consolidated Balance Sheet with any changes in the value reflected in “Other reinsurance-related expense” in the Consolidated Statement of Loss. As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract. Included in “Other reinsurance-related expense” for the year ended December 31, 2011 was $5.9 million which was due to the change in the fair value of this derivative, principally due to the passage of six months of the transaction’s risk coverage for 2011. Included in “Other assets” in our Consolidated Balance Sheet was $9.0 million which represents the fair value of these contracts at December 31, 2011.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of ASC Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

7.    Junior Subordinated Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable and fixed rate, with the variable rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly or semiannually. The debentures are all unsecured and are subordinated to other indebtedness. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest, except as noted in the footnotes to the following table. These obligations at December 31, 2011 are summarized in the following table:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable		Rate Structure	Interest Rate at December 31, 2011	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.56%	$18.0
05/23/2003	PXRE Capital Trust III	05/23/2033	05/23/2008	(1)	9.75%	9.75%	15.5
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008		3M LIBOR + 3.85%	4.28%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008		3M LIBOR + 3.90%	4.47%	10.3

Argo Group US

01/29/1997	PXRE Capital Trust I	02/01/2027	02/01/2007	(2)	8.85%	8.85%	103.1
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008		3M LIBOR + 4.10%	4.56%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009		3M LIBOR + 4.10%	4.50%	12.4
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009		3M LIBOR + 3.85%	4.31%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009		3M LIBOR + 3.85%	4.35%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009		3M LIBOR + 3.80%	4.36%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009		3M LIBOR + 3.60%	4.15%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009		3M LIBOR + 3.55%	4.12%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009		3M LIBOR + 3.60%	4.15%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010		3M LIBOR + 3.40%	3.95%	30.9
	PXRE Capital Trust I Unamortized discount						(0.4)

	Total Outstanding						$311.5

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

8.    Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of Argo International. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2011 is presented below:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2011	Amount
12/08/2004	U.S. Dollar	2034	12/08/2009	6 month LIBOR + 4.2%	4.61%	$6.5
09/06/2005	Euro	2035	09/06/2010	3 month LIBOR + 4.0%	5.47%	16.1
10/31/2006	U.S. Dollar	2036	01/15/2011	6 month LIBOR + 4.0%	4.41%	10.0
10/31/2006	Euro	2036	10/31/2011	3 month LIBOR + 4.0%	5.47%	14.0
06/08/2007	Euro	2037	06/08/2012	3 month LIBOR + 3.9%	5.33%	18.1

						$64.7

At December 31, 2010, the floating rate loan stock was $64.2 million. No principal payments have been made since the acquisition of Argo International. The $48.2 million floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The foreign currency translation adjustment is recorded in the Consolidated Statements of (Loss) Income.

Borrowing Under Revolving Credit Facility

On April 30, 2010, Argo Group, Argo Group US, Argo International Holdings, Ltd., and Argo International (the “Borrowers”) entered into a $150.0 million credit agreement (“Credit Agreement”) with major money center banks. On July 22, 2011, the Borrowers entered into Amendment No. 2 to the Credit Agreement which increased the revolving credit facility from $150.0 million to $170.0 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement. At December 31, 2011 and 2010, we had no borrowings outstanding under the Credit Agreement.

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

Included in the credit agreement is a provision that allows up to $15.0 million of the revolver to be used for letters of credit (“LOC”), subject to availability under the line. At December 31, 2011, we had drawn $0.4 million in LOCs against the credit facility.

Other Debt

As part of the ARIS acquisition, at December 31, 2011 and 2010, we have a note payable for $0.8 million, of which $0.2 million is on a recourse basis. The note has a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. The interest rate at December 31, 2011 was 2.37%. Interest payments are payable quarterly. The note payable matures on December 16, 2013. The note contains customary events of default. No defaults or events of defaults have occurred as of this filing.

9.     Shareholders’ Equity

On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.1 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively.

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

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2011, no preferred shares were issued and outstanding.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From January 1, 2011 through February 16, 2012, the last trading day of the Rule 10b5-1 repurchase plan that was initiated on December 14, 2011, we have repurchased 1,792,056 shares of our common stock for a total cost of $54.7 million. Since the inception of the repurchase authorizations through February 16, 2012, we have repurchased 5,155,616 shares of our common stock at an average price of $32.26 for a total cost of $166.3 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of February 16, 2012, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $110.1 million.

A summary of activity from January 1, 2011 through February 16, 2012 follows.

For the three months ended December 31, 2011, we repurchased 310,026 common shares on the open market for $9.1 million. For the twelve months ended December 31, 2011, we repurchased 650,347 common shares on the open market for $18.4 million.

In 2011, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2011 and 2012 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/15/2010	01/01/11-02/22/11 (1)	406,290	$36.59	$14.8	2007
03/15/2011	03/16/11-04/27/11	123,539	$32.02	4.0	2011
09/15/2011	09/16/11-10/07/11	354,551	$28.20	10.0	2011
12/14/2011	12/16/11-02/16/12 (2)	257,329	$29.06	7.5	2011

(1)

The above table only reflects the 2011 activity under this Rule 10b5-1 trading plan. In 2010, 110,300 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $4.2 million. Total shares repurchased in 2010 and 2011 under this Rule 10b5-1 trading plan are 516,590 shares at an average price of $36.94 for a total cost of $19.0 million.

(2)	Through December 31, 2011, 73,018 shares were repurchased at an average price of $28.90 for a total cost of $2.1 million.

At December 31, 2011, we had the following authorized, unissued common shares reserved for future issuance:

000000000000000
Reserve Name	Shares Reserved
2007 Long-Term Incentive Plan	4,164,209
2007 Employee Share Purchase Plan	555,793
Argonaut Group historical stock compensation plans	421,639
PXRE historical stock compensation plans	12,691

Total	5,154,332

Shares reserved under the Argonaut Group and PXRE historical plans represent all grants issued and outstanding as of December 31, 2011. (See Note 13, “Share-based Payments” for further discussion.)

10.     Net (Loss) Income Per Common Share

The following table presents the calculation of net (loss) income per common share on a basic and diluted basis for the years ended December 31, 2011, 2010 and 2009:

	000000000000	000000000000	000000000000
(in millions, except number of shares and per share amounts)	2011	2010	2009
Net (loss) income	$(82.4)	$82.6	$117.5
Weighted average common shares outstanding - basic	27,169,132	29,566,004	30,731,226
Effect of dilutive securities
Equity compensation awards	0	369,968	111,668

Weighted average common shares outstanding - diluted	27,169,132	29,935,972	30,842,894

Net (loss) income per common share - basic	$(3.03)	$2.80	$3.82

Net (loss) income per common share - diluted	$(3.03)	$2.76	$3.81

Excluded from the weighted average common shares outstanding calculation at December 31, 2011, 2010 and 2009 are 4,971,305 shares, 3,363,560 shares and 145,999 shares, respectively, which are currently held as treasury shares. The shares are excluded as of their repurchase date. In 2011, equity compensation awards to purchase 1,920,151 shares of common stock were excluded from the calculation of diluted earnings per common share because the net loss would cause their effect to be anti-dilutive. These instruments expire at varying times from 2012 through 2018. In 2010, equity compensation awards to purchase 386,297 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2017. In 2009, equity compensation awards to purchase 1,006,257 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2010 through 2016.

11.   Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	0000000000	0000000000	0000000000
(in millions)	2011	2010	2009
Commissions	$183.9	$198.3	$288.1
General expenses	210.1	213.6	209.9
Premium taxes, boards and bureaus	24.0	23.6	29.6

	418.0	435.5	527.6
Net amortization (deferral) of policy acquisition costs	8.7	37.1	(9.7)

Total underwriting, acquisition and insurance expenses	$426.7	$472.6	$517.9

Included in general expenses for the year ended December 31, 2011 is $2.4 million of bad debt expense, net of recoveries related to the write off of $3.4 million in uncollectible balances offset by a net decrease of $1.0 million in the allowances for doubtful accounts for premiums receivable and reinsurance recoverables on paid losses.

Included in general expenses for the year ended December 31, 2010 is $6.0 million in bad debt expense primarily due to management increasing the allowance for reinsurance recoverable balances in the first and third quarter of 2010.

In 2009, reinsurance recoverable balances of $4.8 million were written off as a result of lost arbitration. This expense has been included in general expenses.

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

	0000000000	0000000000
(in millions)	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$21.5	$21.7
Actual return on plan assets	0.2	2.1
Employer contributions	0.2	0.2
Benefits paid	(2.2)	(2.5)

Fair value of plan assets at end of year	$19.7	$21.5

(in millions)	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$22.3	$23.4
Interest cost	1.0	1.2
Actuarial loss	1.6	0.2
Settlements	(0.9)	(1.3)
Benefits paid	(1.3)	(1.2)

Projected benefit obligation at end of year	$22.7	$22.3

As of December 31, 2011, the qualified pension plan was underfunded by $0.8 million and the non-qualified pension plans were unfunded by $2.2 million. As of December 31, 2010, the qualified pension plan was overfunded with the plan’s assets exceeding the plan’s liabilities by $1.3 million; and the non-qualified pension plans were unfunded with postretirement liabilities of $2.1 million. Underfunded and unfunded amounts are included in “Other liabilities” and overfunded amounts are included in “Other assets” in the Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	0000000000	0000000000
	2011	2010
Weighted average discount rate	4.50%	5.00%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	0000000000	0000000000	0000000000
	2011	2010	2009
Weighted average discount rate	4.98%	5.11%	6.00%
Expected return on plan assets	6.00%	5.44%	6.00%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2011 and 2010, the expected return on plan assets was ascertained using multiple factors that include market conditions, the duration of the fixed income portion of the portfolio, and the long-term return forecasts provided by several asset management companies. In 2009, the expected return on plan assets was ascertained using the Aa corporate bond rate, rounded to the nearest 25 basis points, which management believed conservatively approximated future earnings on current and expected investments.

Components of net periodic benefit cost for the years ended December 31 were as follows:

	0000000000	0000000000	0000000000
(in millions)	2011	2010	2009
Interest cost	$1.0	$1.2	$1.3
Expected return on plan assets	(1.2)	(1.1)	(1.2)
Settlement charge	0.2	0.4	0.0
Amortization of actuarial loss	0.2	0.2	0.2

Net periodic benefit cost	$0.2	$0.7	$0.3

We estimate that $0.3 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.2 million and $2.1 million as of December 31, 2011 and 2010, respectively. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

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

The investment policy for the qualified plan contains asset allocation guidelines with target allocations that remain effective until such time as the investment policy is revised. At December 31, 2011, the target allocations were 65% fixed income investments, highly liquid fixed income investments, and cash and 35% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns, and asset manager recommendations. The actual asset allocation as of December 31, 2011 was 75.7% fixed income investments, highly liquid fixed income investments and cash and 24.3% equity investments, of which 18.8% and 5.5% were allocated between U.S. and international equities, respectively. These allocations were in compliance with the investment policy that allows the investment manager based on its judgment and market conditions to deviate from the target allocations.

Following is a description of the valuation techniques used to measure the plan’s assets at fair value.

Mutual funds: Fair value is determined using observable, market-based inputs on the valuation date.

Fixed income: Fair value is determined based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is determined based on the asset values provided by the plan trustee. The pricing is obtained from third party pricing services, brokers, and/or investment managers. Various sources are monitored to provide consistent qualitative as well as quantitative valuation.

Common collective trust and money market mutual fund: We determine fair value based on the net asset values provided by the plan trustee recalculated daily.

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

The fair values of the plan assets at December 31, 2011 and 2010 by asset category are as follows:

	0000000000	0000000000	0000000000	0000000000
(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities
Mutual Funds
Large cap U.S. equity	$2.5	$2.5	$0.0	$0.0
Small-mid cap U.S. equity	0.8	0.8	0.0	0.0
International equity	1.1	1.1	0.0	0.0
Real estate	0.4	0.4	0.0	0.0
Convertible bonds and equities	0.9	0.9	0.0	0.0
U.S. & global government & corporate fixed income	12.9	12.9	0.0	0.0
Fixed Income
Corporate bonds (1)	0.4	0.0	0.4	0.0
Asset Backed Securities (2)	0.3	0.0	0.3	0.0
Cash & short-term investments
Short-term investment fund (3)	0.3	0.0	0.3	0.0
Money Market Mutual Fund (4)	0.1	0.0	0.1	0.0

Total	$19.7	$18.6	$1.1	$0.0

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(1)	Assets invested in two corporate bonds that mature in 2015 and 2020.
(2)	Assets invested in two asset backed securities. One will mature in 2013 and the other will mature in 2016.
(3)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.
(4)

Assets invested in a money market mutual fund primarily invested in a portfolio of short-term, high quality, fixed-income securities. The funds strategy is to invest in a portfolio of high-quality, dollar-denominated, fixed-income securities which are issued by banks, corporations, and the U.S. Government and that mature in 397 days or less. There are no restrictions on trading of the fund’s shares other than normal business days and hours.

	000000000000	000000000000		000000000000	000000000000
(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Level 1 (a)	Level 2 (b)		Level 3 (c)
Equity Securities
Mutual Funds
Large cap U.S. equity	$3.5	$3.5	` $	0.0	$0.0
Small-mid cap U.S. equity	1.4	1.4		0.0	0.0
International equity	1.3	1.3		0.0	0.0
Real estate	0.4	0.4		0.0	0.0
Convertible bonds and equities	1.2	1.2		0.0	0.0
U.S. & global government & corporate fixed income	11.5	11.5		0.0	0.0
Fixed Income
Municipal bonds (1)	0.5	0.0		0.5	0.0
Corporate bonds (2)	0.9	0.0		0.9	0.0
Asset Backed Securities (3)	0.5	0.0		0.5	0.0
Cash & short-term investments
Short-term investment fund (4)	0.3	0.0		0.3	0.0

Total	$21.5	$19.3		$2.2	$0.0

(a)	Quote prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(1)	Assets invested in two municipal bonds. Both bonds will mature in 2013.
(2)	Assets invested in four Corporate bonds that mature in 2011, 2015, 2018 and 2020.
(3)	Assets invested in three asset backed securities. Two will mature in 2013 and the other will mature in 2016.
(4)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2012.

We expect to make the following benefit payments:

0000000000
(in millions)	Pension Benefits
2012	$1.6
2013	1.9
2014	1.6
2015	1.7
2016	1.8
Years 2017 to 2021	7.9

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for Company contributions under several formulae. Charges to income related to our contributions were $5.6 million in 2011, $5.7 million in 2010 and $6.7 million in 2009.

13.  Share-based Payments

The fair value method of accounting is used for share-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in our stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The expected dividend yield is based on our history and expected dividend payouts. The following table summarizes the assumptions we used for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk-free rate of return	0.81% to 2.07%	1.34% to 2.65%	0.40% to 2.82%
Expected dividend yields	1.37% to 1.56%	1.48% to 1.65%	0.00%
Expected award life (years)	5.04 to 5.07	1.00 to 5.08	1.00 to 4.81
Expected volatility	32.2% to 32.8%	31.3% to 31.8%	29.9% to 50.78%

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under the share-based payment plans was $4.4 million ($4.0 million, net of tax), $10.2 million ($8.6 million, net of tax) and $7.3 million ($5.8 million, net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of (Loss) Income.

We present all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. For the years ended December 31, 2011, 2010 and 2009, we recorded $0.1 million, $0.3 million and $0.3 million, respectively, of financing cash outflow and, conversely, $0.1 million, $0.3 million and $0.3 million of operating cash inflow in the Consolidated Statements of Cash Flows. The income tax benefit resulting from stock options exercises totaled $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Argo Group’s 2007 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of option activity under the 2007 Plan as of December 31, 2011, and changes during the year is as follows:

	000000000000000	000000000000000	000000000000000	000000000000000
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	447,603	$36.28
Granted	84	$39.19
Exercised	(3,104)	$35.23
Expired or forfeited	(33,269)	$36.87

Outstanding at December 31, 2011	411,314	$36.70	3.3	$0.0

Vested or expected to vest as of year end	391,759	$36.15	3.3	$0.0

Exercisable at end of year	317,903	$36.82	3.3	$0.0

Options outstanding under this plan vest over a one to five year period, subject to continued employment. Cash received for the exercise of options under this plan was $0.1 million for the year ended December 31, 2011. Unamortized expense for these options was $0.5 million as of December 31, 2011. The weighted-average period over which this unrecognized expense is expected to be recognized is less than one year.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2011.

The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $10.47, $7.49 and $5.35, respectively.

A summary of restricted shares activity under the 2007 Plan as of December 31, 2011, and changes during the year is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	102,243	$30.11
Granted	95,028	$32.47
Vested and issued	(31,144)	$32.89
Expired or forfeited	(17,754)	$31.87

Outstanding at December 31, 2011	148,373	$31.88

As of December 31, 2011, there was $3.4 million of total unrecognized compensation cost related to restricted shares compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.5 years. The total fair value of shares vested during the year ended December 31, 2011 was $1.0 million.

A summary of stock-settled SARs activity under the 2007 Plan as of December 31, 2011, and changes during the year is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	630,947	$28.22
Granted	493,518	$32.18
Exercised	(13,397)	$28.38
Expired or forfeited	(183,843)	$28.97

Outstanding at December 31, 2011	927,225	$30.18

Vested or expected to vest as of year end	785,833	$37.41

Exercisable at end of year	201,645	$28.53

The stock-settled SARs vest over a one to five year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2011, 13,397 stock-settled SARs were exercised, resulting in 458 shares being issued. As of December 31, 2011, there was $4.8 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.2 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2011 was $0.4 million.

A summary of cash-settled SARs activity under the 2007 Plan as of December 31, 2011, and changes during the year is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	659,224	$28.25
Granted	583,709	$32.42
Exercised	(22,342)	$28.07
Expired or forfeited	(134,548)	$29.22

Outstanding at December 31, 2011	1,086,043	$30.38

Vested or expected to vest as of year end	904,555	$30.21

Exercisable at end of year	216,012	$28.26

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2011, 22,342 cash-settled SARs were exercised, resulting in $0.1 million in cash payments. As of December 31, 2011, there was $2.8 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.2 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2011was $0.5 million.

Included in the total shares outstanding at December 31, 2011 are 89,104 restricted shares, 539,255 cash-settled SARs and 412,276 stock-settled SARs whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 24 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $0.7 million, $1.1 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash payments paid for vested awards under this plan totaled $0.8 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

Employees Share Purchase Plans

Argo Group has established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, shares of Argo Group common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Argo Group has also established a Save As You Earn Plan for its United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, shares of Argo Group common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense of $0.1 million was recognized under these plans for the year ended December 31, 2011, compared to $0.4 million and $0.2 million for the same period ended in 2010 and 2009, respectively.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each

Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. The Directors Plan was modified in November 2009, and cash compensation of $1.0 million was paid out for service rendered for the year ended December 31, 2009. Under the Directors Plan, we recorded compensation expense of $0.6 million, $0.8 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Argonaut Group’s Amended and Restated Stock Incentive Plan

The historical Argonaut Group’s Amended and Restated Stock Incentive Plan, which was frozen in August 2007 (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. Grants under the Amended Plan have a legal life of seven to eleven years. As of December 31, 2011, all awards under this plan were fully vested.

A summary of option activity under the Amended Plan as of December 31, 2011, and changes during the year is as follows:

	0000000000	0000000000	0000000000	0000000000
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	459,434	$36.80
Granted	0	$0.00
Exercised	(10,619)	$28.43
Expired or forfeited	(40,144)	$47.88

Outstanding at December 31, 2011	408,671	$35.93	1.3	$427,676

Vested or expected to vest as of year end	408,671	$35.93	1.3	$427,676

Exercisable at end of year	408,671	$35.93	1.3	$427,676

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2011. Total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $0.1 million, $1.1 million and $0.9 million, respectively.

For the year ended December 31, 2011, we received cash payments of $0.3 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

14.   Segment Information

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty (formerly Reinsurance) and Syndicate 1200 (formerly International Specialty). Additionally, we have a Run-off Lines segment for certain products that we no longer write. See Note 1, “Business and Significant Accounting Policies,” for additional information on the changes of the segment names.

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

Revenue and (loss) income before income taxes for each segment for the years ended December 31 were as follows:

(in millions)	2011	2010	2009
Revenue:
Earned premiums
Excess and Surplus Lines	$404.9	$489.7	$537.0
Commercial Specialty	316.7	332.8	364.0
International Specialty	101.7	100.3	87.7
Syndicate 1200	259.3	290.1	424.1
Run-off Lines	(0.6)	(1.3)	2.1

Total earned premiums	1,082.0	1,211.6	1,414.9
Net investment income
Excess and Surplus Lines	55.5	58.6	62.8
Commercial Specialty	27.7	29.8	29.3
International Specialty	11.4	8.4	8.5
Syndicate 1200	17.2	14.2	11.5
Run-off Lines	13.3	17.2	22.6
Corporate and Other	0.7	5.4	10.8

Total net investment income	125.8	133.6	145.5
Fee income, net	1.4	2.5	1.1
Net realized investment and other gains (losses)	49.2	36.8	(16.7)

Total revenue	$1,258.4	$1,384.5	$1,544.8

(in millions)	2011	2010	2009
(Loss) income before income taxes
Excess and Surplus Lines	$64.6	$62.7	$64.7
Commercial Specialty	(3.2)	29.0	45.8
International Specialty	(71.8)	32.0	50.3
Syndicate 1200	(66.2)	(31.2)	24.1
Run-off Lines	(5.3)	4.4	6.4

Total segment (loss) income before taxes	(81.9)	96.9	191.3
Corporate and Other	(30.2)	(18.4)	(32.2)
Net realized investment and other gains (losses)	49.2	36.8	(16.7)

Total (loss) income before income taxes	$(62.9)	$115.3	$142.4

In 2010, management reevaluated the metrics used to evaluate the business, including the results of operations of the segments. Beginning in 2010, management includes an allocation of interest expense to the segments to more accurately reflect the cost of capital allocated to each segment. The (loss) income before income taxes in the above table includes the effect of interest expense for the years ended December 31, 2011 and 2010. As interest expense was not used by management to evaluate the segments during 2009, the income (loss) before income taxes for the segments was not re-stated for 2009 to include an interest expense component. Interest expense totaled $25.7 million for the year ended December 31, 2009.

The table below presents the split of earned premiums by geographic location for the years ended December 31. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	0000000000	0000000000	0000000000
(in millions)	2011	2010	2009
Bermuda	$101.5	$98.6	$87.2
United Kingdom	259.3	290.1	424.0
United States	721.2	822.9	903.7

Total earned premiums	$1,082.0	$1,211.6	$1,414.9

The following table represents identifiable assets as of December 31, 2011 and 2010:

	December 31,
(in millions)	2011	2010
Excess and Surplus Lines	$2,277.5	$2,340.9
Commercial Specialty	1,290.5	1,300.0
International Specialty	666.3	500.2
Syndicate 1200	1,548.7	1,574.1
Run-off Lines	560.0	639.1
Corporate and Other	58.9	134.2

Total	$6,401.9	$6,488.5

Included in the Syndicate 1200 segment (formerly the International Specialty segment) at December 31, 2011 and 2010 are $546.4 million and $651.8 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31, 2011 and 2010:

			Intangible Assets, Net of
	Goodwill		Accumulated Amortization
(in millions)	2011	2010	2011	2010
Excess and Surplus Lines	$76.4	$76.4	$4.6	$5.2
Commercial Specialty	48.7	48.7	7.6	7.9
Syndicate 1200	28.7	28.7	80.8	82.2

Total	$153.8	$153.8	$93.0	$95.3

15.  Run-off Lines

We have discontinued active underwriting of certain lines of business, including those lines that were previously recorded in Argonaut Group’s Risk Management segment and business previously written and classified by PXRE as property catastrophe and Lloyd’s. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. We utilize a specialized staff dedicated to administer and settle these claims.

The following table presents our gross reserves for Run-off Lines as of December 31:

(in millions)	2011	2010
Asbestos and Environmental:
Reinsurance assumed	$62.2	$76.1
Other	13.1	14.1

Total Asbestos and Environmental	75.3	90.2
Risk management	296.1	328.0
PXRE run-off lines	24.5	31.1
Other run-off lines	7.4	7.7

Total Run-off Lines	$403.3	$457.0

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

(in millions)	2011	2010	2009
Direct written
Case reserves	$2.8	$3.2	$23.5
ULAE	2.0	2.5	2.9
IBNR	2.5	5.7	9.6

Total direct written reserves	7.3	11.4	36.0
Assumed domestic
Case reserves	21.7	24.5	28.4
ULAE	3.1	3.8	4.3
IBNR	19.7	25.8	22.1

Total assumed domestic reserves	44.5	54.1	54.8
Assumed London
Case reserves	6.2	7.9	9.8
ULAE	0.7	0.9	1.2
IBNR	4.0	5.0	6.7

Total assumed London reserves	10.9	13.8	17.7

Total asbestos reserves	$62.7	$79.3	$108.5

The following table presents our net underwriting results for Run-off Lines for the three years ended December 31:

(in millions)	2011	2010	2009
Asbestos and Environmental:
Reinsurance assumed	$ (6.7)	$ (9.5)	$ (0.4)
Other	(5.0)	0.0	(6.1)

Total Asbestos and Environmental	(11.7)	(9.5)	(6.5)
Risk management	2.6	(1.8)	(15.6)
PXRE run-off lines	(5.5)	0.7	6.0
Other run-off lines	(2.2)	0.0	0.0

Total Run-off Lines	$ (16.8)	$ (10.6)	$ (16.1)

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

During 2011, the Run-off Lines segment recognized net unfavorable loss reserve development on prior accident years of $7.9 million, which was primarily driven by $4.6 million unfavorable development on legacy PXRE claims primarily related to Hurricanes Katrina, Rita and Wilma, $11.7 million in unfavorable loss reserve development related to asbestos and environmental liability reserves, and $1.0 million due to the unwinding of the workers compensation reserve discount. The unfavorable development was partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant enviromental loss.

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

16.  Commitments and Contingencies

On December 4, 2008, a lawsuit was filed against PXRE Group Ltd. (now Argo Group) and certain of PXRE’s former officers in United States District Court for the Southern District of New York alleging causes of action on behalf of a group of institutional shareholders that purchased Series D Perpetual Non-voting Preferred Shares of PXRE pursuant to the Private Placement Memorandum dated on or about September 28, 2005 (the “Private Placement”). The lawsuit alleges that the Private Placement was a public offering and that the Private Placement Memorandum contained false and misleading statements or omissions concerning PXRE’s business, prospects and operations actionable under Section 12(a)(2) of the Securities Act of 1933. In addition, the lawsuit alleges claims under New York state law for negligent misrepresentation and common law fraud based upon, among other things, statements contained in the Private Placement Memorandum and alleged false and misleading statements by PXRE’s named former officers. The facts and circumstances of the Private Placement litigation arise generally out of statements or alleged omissions relating to the impact of hurricanes Katrina, Rita and Wilma on PXRE. On April 6, 2009, the institutional investors filed an amended complaint. Argo Group filed a motion to dismiss the amended complaint on May 6, 2009. On January 26, 2010, the District Court granted our motion, dismissing the plaintiffs’ federal law causes of action without prejudice, and holding that the amended complaint failed to allege facts that would show that the Private Placement could be construed to be a public offering or that the Private Placement should be integrated with PXRE’s public share offering. The Court’s order provided the plaintiffs with a deadline of February 22, 2010 to file amended pleadings setting forth the nature of the entities to which the Private Placement was offered. Based on the dismissal of the federal law claims, the Court’s order also dismissed without prejudice all state law claims asserted by the plaintiffs for lack of subject matter jurisdiction, without prejudice to the plaintiffs’ right to file a separate action in state court asserting such claims. On February 22, 2010, the plaintiffs filed a Second Amended Complaint in the District Court case seeking to overcome the deficiencies outlined in the order of dismissal. At a pre-motion conference held on April 14, 2010, the Court indicated that the Second Amended Complaint was also insufficient to raise an issue of fact as to the federal law causes of action. The Court allowed plaintiffs a third opportunity to replead, and plaintiffs filed their Third Amended Complaint on April 23, 2010. On May 14, 2010, we filed a Motion to Dismiss Plaintiffs’ Third Amended Complaint. On March 16, 2011, the Court heard arguments on this motion. The Court denied our motion as to certain threshold arguments regarding plaintiffs’ federal securities claims, finding that they raised factual issues. The Court directed the parties to engage in limited discovery in an attempt to resolve these factual issues. The Court’s March 16 decision did not extend to certain other arguments for dismissal of plaintiffs’ federal claims, nor to our arguments with respect to plaintiffs’ state law claims. On July 15, 2011, the plaintiffs voluntarily dismissed all federal claims as against the individual defendants, leaving the Section 12(a)(2) claim against PXRE as the sole remaining federal claim. On December 23, 2011, the defendants filed a brief setting forth arguments for summary judgment on the plaintiffs’ Section 12(a)(2) claim, and arguments for dismissal of the entire case on the pleadings. Oral argument has been scheduled by the Court for March 16, 2012.

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

17.  Leases

We entered into a fifteen-year capital lease agreement for the home office of one of our U.S. subsidiaries. Under the terms of this lease, we have the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If we fail to exercise such option, the lessor may require us to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease asset has been recorded in other assets, net of depreciation and in other liabilities at its present value using a discount rate of 8.5%. During 2012, a final payment of $2.5 million will be paid under this lease.

We lease additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2011, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2012	$10.7
2013	9.3
2014	7.8
2015	6.7
2016	5.9
Thereafter	13.4

Total	$53.8

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

The payment of dividends by Argo Re is limited under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (collectively, the “Insurance Act”). Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. As of December 31, 2011, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2011, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,172.0 million and the amount required to be maintained was estimated to be $224.0 million. The unaudited statutory net loss was estimated to be $46.6 million. As of December 31, 2011, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $887.0 million.

In 2011, Argo Re paid a cash dividend of $100.0 million to Argo Group which was used to repay an intercompany note. In March 2010, Argo Re paid a cash dividend of $17.5 million to Argo Group. Argo Re did not pay dividends to Argo Group in 2009.

Our U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax assets is recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a collectability allowance related to reinsurance recoverables are charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance.

As an intermediate insurance holding company, Argo Group US is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, to fund operating expenses and to pay dividends to Argo Financial Holding (Ireland) Limited. The statutory policyholders’ surplus and net income for the years ended December 31, 2011, 2010 and 2009 of Argo Group US’s principal insurance subsidiaries, Argonaut Insurance Company, Colony Insurance Company and Rockwood Casualty Insurance Company included in those companies’ respective filings with regulatory authorities are as follows:

(in millions)	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Net income	$206.0	$110.9	$123.9
Surplus	$777.6	$841.5	$705.2

Various state insurance laws restrict the amount that may be transferred to Argo Group US from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.

In June 2011, Argo Group US received an extraordinary dividend in the amount of $30.0 million in cash from Rockwood Casualty Insurance Company. In December 2011, Argo Group US received an extraordinary dividend of $99.4 million, in the form of $48.1 million in cash and $51.3 million in securities, from Colony Insurance Company.

In September 2010, Argo Group US received cash dividends of $25.0 million and $30.0 million from Argonaut Insurance Company and Rockwood Casualty Insurance Company, respectively. The Rockwood Casualty Insurance Company dividend was an extraordinary dividend. In October 2010, Argo Group US received a dividend of $50.0 million, in the form of $25.2 million in cash and $24.8 million in securities, from Colony Insurance Company.

In June 2009, Colony Insurance Company and Rockwood Casualty Insurance Company each paid its sole shareholder Argo Group US, an extraordinary dividend of $90.0 million and $15.0 million respectively.

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2012, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to $37.3 million without approval from the Illinois Division of Insurance. Colony Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony Insurance Company may be permitted to pay dividends of up to $161.3 million in cash without approval from the Virginia Department of Insurance. Rockwood Casualty Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood Casualty Insurance Company may be permitted to pay dividends of up to $17.5 million in cash without approval from the Pennsylvania Department of Insurance. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

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

Investment securities and short-term investments. See Note 2, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2011 and 2010, the carrying values of premiums receivable over 90 days were $19.3 million and $18.9 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at December 31, 2011 and 2010, are amounts that are due from third party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At December 31, 2011 and 2010, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at December 31, 2011 and 2010, the carrying values over 90 days were $13.1 million and $28.7 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At December 31, 2011 and 2010, the allowance for doubtful accounts for premiums receivable was $2.8 million and $4.6 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $3.2 million and $11.1 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.4 million at December 31, 2011 and 2010, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million and $0.4 million at December 31, 2011 and 2010, respectively.

Long-term debt. At December 31, 2011 and 2010, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At December 31, 2011 and 2010, the fair value of our “Other indebtedness” was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at December 31, 2011 and 2010 is shown below:

	December 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$250.8	$311.5	$238.6

Other indebtedness:
Floating rate loan stock	64.7	46.8	64.2	44.3
Note payable	0.8	0.6	0.8	0.5

	$377.0	$298.2	$376.5	$283.4

20.  Insurance Assessments

We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $15.3 million and $14.3 million at December 31, 2011 and 2010, respectively.

21.  Quarterly Financial Data — Unaudited

The following tables represent unaudited quarterly financial data for the years ended December 31, 2011 and 2010. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net (loss) income before income taxes and net (loss) income include realized gains or losses on the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2011
Total revenue	$297.2	$336.4	$306.2	$318.6
Net (loss) income before income taxes	(97.6)	32.5	(6.1)	8.3
Net (loss) income	(94.5)	22.8	(12.1)	1.4
Net (loss) income per common share
Basic*	$(3.43)	$0.83	$(0.44)	$0.05
Diluted*	$(3.43)	$0.82	$(0.44)	$0.05

Comprehensive (loss) income	$(86.6)	$32.5	$(63.2)	$27.1

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2010
Total revenue	$372.3	$362.4	$333.3	$316.5
Net income before income taxes	33.5	32.1	31.4	18.3
Net income	20.7	26.1	23.0	12.8
Net income per common share
Basic*	$0.68	$0.87	$0.78	$0.45
Diluted*	$0.67	$0.86	$0.77	$0.44

Comprehensive income (loss)	$26.6	$26.4	$82.9	$(13.1)

*

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

“Total revenue” for June 30, 2011 and September 30, 2011 will not agree to “Total revenue” in our quarterly reports on Form 10-Q filed in 2011. At December 31, 2011 derivative accounting was applied to two reinsurance contracts. The expense for these contracts is now reflected in “Other reinsurance-related expense” in the Consolidated Statement of Loss. In the previously filed Quarterly Reports the expense was reflected as a reduction to earned premiums. See Note 6, “Derivative Instruments,” for additional information on these transactions.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS

	December 31,
	2011	2010
Assets
Other investments, unrealized loss on foreign currency exchange forward contracts	$(1.0)	$0.0
Short-term investments	0.2	0.2
Investment in subsidiaries	1,546.6	1,756.9
Other assets	6.8	5.9

Total assets	$1,552.6	$1,763.0

Liabilities and Shareholders' Equity
Junior subordinated debentures	$64.4	$64.4
Intercompany note payable (1)	0.0	58.9
Due to subsidiaries	0.3	3.0
Accrued underwriting expense	8.4	10.1
Other liabilities	0.5	0.5

Total liabilities	73.6	136.9
Shareholders’ equity	1,479.0	1,626.1

Total liabilities and shareholders' equity	$1,552.6	$1,763.0

STATEMENTS OF (LOSS) INCOME

	For the Years Ended December 31,
	2011	2010	2009
Net investment income (2)	$100.1	$17.7	$(1.7)

Expenses:
Interest expense	5.4	4.8	3.9
Other expenses	22.6	27.4	15.2

Total operating expenses	28.0	32.2	19.1

Net income (loss) before equity in (losses) earnings of subsidiaries (3)	72.1	(14.5)	(20.8)
Equity in undistributed (losses) earnings of subsidiaries	(154.5)	97.1	138.3

Net (loss) income	$(82.4)	$82.6	$117.5

(1)

In December 2010, select intercompany transactions with one subsidiary were converted to a note payable agreement which began accruing interest retroactively to March 1, 2010. Some of these transactions had previously been reflected in “Due to subsidiaries.”

(2)	For the years ended December 31, 2011 and 2010, net investment income includes intercompany dividend activity of $100.0 million and $17.5 million, respectively.
(3)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(82.4)	$82.6	$117.5
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Amortization and depreciation	0.8	0.5	0.5
Share-based payments expense	2.6	4.1	3.0
Undistributed (losses) earnings in subsidiaries	154.5	(97.1)	(138.3)
Change in:
Prepaid assets	(0.8)	(0.5)	(0.2)
Accrued underwriting expense	(1.6)	1.8	0.0
Due to subsidiaries	(3.2)	(3.0)	14.9
Interest on intercompany note payable	1.7	1.2	0.0
Other assets and liabilities, net	0.0	(0.8)	0.1

Cash provided (used) by operating activities	71.6	(11.2)	(2.5)

Cash flows from investing activities:
Change in short-term investments	0.0	1.8	(0.2)
Settlements of foreign currency exchange forward contracts	1.3	0.0	0.0
Purchases of fixed assets	(0.3)	(0.1)	(0.8)

Cash (used) provided by investing activities	1.0	1.7	(1.0)

Cash flows from financing activities:
Borrowings under intercompany note payable, net	(60.6)	36.8	0.0
Activity under stock incentive plans	1.1	4.4	3.1
Repurchase of Company's common shares	0.0	(17.5)	0.0
Payment of cash dividend to common shareholders	(13.1)	(14.2)	0.0

Cash (used) provided by financing activities	(72.6)	9.5	3.1

Change in cash	0.0	0.0	(0.4)
Cash, beginning of period	0.0	0.0	0.4

Cash, end of period	$0.0	$0.0	$0.0

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

For the Years Ended December 31, 2011, 2010 and 2009

(in millions)

Segment	DAC (a)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (l)	Loss & LAE (f)	Amortization (Deferral) DAC (g) (2)	Other Operating Exp (h) (3)	Premiums Written (i)

Year Ended December 31, 2011

Excess and Surplus Lines	$48.8	$1,271.2	$214.2	$404.9	$55.5	$246.9	$4.8	$135.8	$389.3
Commercial Specialty	28.5	622.8	176.4	316.7	27.7	236.4	(1.5)	107.8	317.2
International Specialty	1.5	238.5	81.0	101.7	11.4	149.3	(0.4)	32.6	98.1
Syndicate 1200	46.9	755.3	186.6	259.3	17.2	222.6	5.8	112.4	266.8
Run-off Lines	0.0	403.3	0.0	(0.6)	13.3	7.9	0.0	8.3	0.4
Corporate and Other	0.0	0.0	0.0	0.0	0.7	0.0	0.0	21.1	0.0

	$125.7	$3,291.1	$658.2	$1,082.0	$125.8	$863.1	$8.7	$418.0	$1,071.8

Year Ended December 31, 2010

Excess and Surplus Lines	$53.6	$1,338.0	$229.6	$489.7	$58.6	$311.1	$12.1	$156.0	$436.6
Commercial Specialty	27.0	610.5	173.3	332.8	29.8	221.8	6.5	101.4	314.1
International Specialty	1.1	123.0	67.3	100.3	8.4	43.3	1.1	28.7	106.4
Syndicate 1200	58.0	623.7	183.7	290.1	14.2	203.2	17.4	114.1	240.9
Run-off Lines	0.0	457.0	0.2	(1.3)	17.2	(1.9)	0.0	11.1	(2.3)
Corporate and Other	0.0	0.0	0.0	0.0	5.4	0.0	0.0	24.2	0.0

	$139.7	$3,152.2	$654.1	$1,211.6	$133.6	$777.5	$37.1	$435.5	$1,095.7

Year Ended December 31, 2009

Excess and Surplus Lines	$65.7	$1,359.6	$293.1	$537.0	$62.8	$355.0	$(1.2)	$181.3	$529.8
Commercial Specialty	33.5	605.4	191.9	364.0	29.3	239.9	0.3	107.7	358.8
International Specialty	2.1	76.0	54.7	87.7	8.5	15.4	1.0	29.5	98.9
Syndicate 1200	84.4	609.6	263.0	424.1	11.5	244.4	(9.8)	171.7	432.0
Run-off Lines	0.0	552.6	0.9	2.1	22.6	(1.6)	0.0	19.9	1.9
Corporate and Other	0.0	0.0	0.0	0.0	10.8	0.0	0.0	17.5	0.0

	$185.7	$3,203.2	$803.6	$1,414.9	$145.5	$853.1	$(9.7)	$527.6	$1,421.4

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, Losses and Settlement Expenses
(g)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(h)	Other Operating Expenses
(i)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment's share of investable funds.
(2)

The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion regarding Argo International's DAC balance.

(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2011
Deducted from assets:
Valuation allowance for deferred tax asset	$49.6	$(1.0)	$0.0	$0.0	$1.8	$0.0	$50.4

Year ended December 31, 2010
Deducted from assets:
Valuation allowance for deferred tax asset	$49.5	$(1.0)	$0.0	$1.0	$0.1	$0.0	$49.6

Year ended December 31, 2009
Deducted from assets:
Valuation allowance for deferred tax asset	$47.0	$(1.0)	$2.5	$1.0	$0.0	$0.0	$49.5

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2011	2010	2009

Deferred acquisition costs	$125.7	$139.7	$185.7

Reserves for losses and loss adjustment expenses	$3,291.1	$3,152.2	$3,203.2

Unamortized discount in reserves for losses	$22.0	$22.9	$23.5

Unearned premiums	$658.2	$654.1	$803.6

Premiums earned	$1,082.0	$1,211.6	$1,414.9

Net investment income	$125.8	$133.6	$145.5

Losses and loss adjustment expenses incurred:

Current year	$866.5	$820.6	$859.4

Prior years	(3.4)	(43.1)	(6.3)

Losses and loss adjustment expenses incurred	$863.1	$777.5	$853.1

Amortization (deferral) of policy acquisition costs (1)	$8.7	$37.1	$(9.7)

Paid losses and loss adjustment expenses, net of reinsurance	$812.6	$777.4	$785.7

Gross premiums written	$1,544.8	$1,527.1	$1,988.9

(1)

The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet due to Argo International’s deferred acquisition costs (“DAC”). For further discussion regarding Argo International’s DAC balance, see Note 1, “Business and Significant Accounting Policies.”