Form 10-Q
period 2012-03-31
Argo Group International Holdings, Ltd.
filed 2012-05-10
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 2, 2012.

Title	Outstanding
Common Shares, par value $1.00 per share	25,791,564

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(As Adjusted)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2012 - $3,026.2; 2011 - $3,095.4)	$3,160.0	$3,215.5
Equity securities, at fair value (cost: 2012 - $344.7; 2011 - $291.5)	491.0	403.6
Other investments (cost: 2012 - $257.1; 2011 - $232.3)	256.7	232.0
Short-term investments, at fair value (cost: 2012 - $280.3; 2011 - $296.4)	280.3	296.4

Total investments	4,188.0	4,147.5

Cash	89.9	100.9
Accrued investment income	30.3	32.3
Premiums receivable	329.0	309.0
Reinsurance recoverables	988.8	1,144.3
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	91.9	93.0
Current income taxes receivable, net	16.1	11.2
Deferred acquisition costs, net	101.9	101.3
Ceded unearned premiums	219.0	179.4
Other assets	130.9	105.6

Total assets	$6,339.6	$6,378.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,267.2	$3,291.1
Unearned premiums	662.0	658.2
Accrued underwriting expenses	83.0	78.5
Ceded reinsurance payable, net	336.6	424.5
Funds held	33.5	35.8
Other indebtedness	64.5	65.5
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	36.1	18.5
Other liabilities	39.1	31.7

Total liabilities	4,833.5	4,915.3

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,319,893 and 31,285,469 shares issued at March 31, 2012 and December 31, 2011, respectively	31.3	31.3
Additional paid-in capital	718.0	716.8
Treasury shares (5,310,181 and 4,971,305 shares at March 31, 2012 and December 31, 2011, respectively)	(170.9)	(160.9)
Retained earnings	752.4	736.0
Accumulated other comprehensive gain, net of taxes	175.3	139.8

Total shareholders’ equity	1,506.1	1,463.0

Total liabilities and shareholders’ equity	$6,339.6	$6,378.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Premiums and other revenue:
Earned premiums	$277.3	$261.4
Net investment income	31.4	33.4
Fee income, net	1.3	0.1
Net realized investment gains	13.1	2.3

Total revenue	323.1	297.2

Expenses:
Losses and loss adjustment expenses	165.8	273.8
Other reinsurance-related expenses	6.9	0.0
Underwriting, acquisition and insurance expenses	113.7	105.1
Interest expense	5.7	5.4
Foreign currency exchange loss	2.9	9.6

Total expenses	295.0	393.9

Income (loss) before income taxes	28.1	(96.7)
Provision (benefit) for income taxes	8.5	(2.6)

Net income (loss)	$19.6	$(94.1)

Net income (loss) per common share:
Basic	$0.75	$(3.42)

Diluted	$0.74	$(3.42)

Dividend declared per common share:	$0.12	$0.12

Weighted average common shares:
Basic	26,177,410	27,550,053

Diluted	26,482,309	27,550,053

	For the Three Months Ended March 31,
	2012	2011
Realized investment gains before other-than-temporary impairment losses	$13.2	$2.3
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on equity securities	(0.1)	0.0
Non-credit portion of loss recognized in other comprehensive income	0.0	0.0

Impairment losses recognized in earnings	(0.1)	0.0

Net realized investment gains	$13.1	$2.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Net income (loss)	$19.6	$(94.1)

Other comprehensive income:
Foreign currency translation adjustments	1.1	0.0
Defined benefit pension plan:
Net gain arising during the period	0.0	0.8
Unrealized gains on securities:
Gains arising during the period	52.4	9.8
Reclassification adjustment for gains included in net income (loss)	(5.4)	(2.6)

Other comprehensive income before tax	48.1	8.0
Income tax provision related to other comprehensive income:
Defined benefit pension plan:
Net gain arising during the period	0.0	0.3
Unrealized gains on securities:
Gains arising during the period	14.2	0.6
Reclassification adjustment for gains included in net income (loss)	(1.6)	(0.8)

Income tax provision related to other comprehensive income	12.6	0.1

Other comprehensive income, net of tax	35.5	7.9

Comprehensive income (loss)	$55.1	$(86.2)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$19.6	$(94.1)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization and depreciation	8.4	6.0
Share-based payments expense	2.6	0.6
Deferred income tax provision (benefit), net	4.9	(2.3)
Net realized investment gains	(13.1)	(2.3)
Change in:
Accrued investment income	2.0	2.0
Receivables	136.3	156.0
Deferred acquisition costs	(0.6)	5.7
Ceded unearned premiums	(39.6)	(0.6)
Reserves for losses and loss adjustment expenses	(36.9)	197.0
Unearned premiums	3.8	(16.4)
Ceded reinsurance payable and funds held	(90.2)	(206.3)
Income taxes	(5.0)	(6.8)
Accrued underwriting expenses	3.2	(16.1)
Other, net	(1.4)	(28.0)

Cash used by operating activities	(6.0)	(5.6)

Cash flows from investing activities:
Sales of fixed maturity investments	400.7	338.8
Maturities and mandatory calls of fixed maturity investments	106.5	121.2
Sales of equity securities	1.8	7.5
Sales of other investments	2.3	1.0
Purchases of fixed maturity investments	(445.5)	(381.8)
Purchases of equity securities	(55.2)	(6.9)
Purchases of other investments	(7.7)	(1.4)
Change in foreign regulatory deposits	4.3	(10.1)
Change in short-term investments	14.0	(16.3)
Settlements of foreign currency exchange forward contracts	(0.6)	0.0
Purchases of fixed assets, net	(9.2)	(1.7)
Other, net	(4.3)	(1.7)

Cash provided by investing activities	7.1	48.6

Cash flows from financing activities:
Activity under stock incentive plans	0.0	0.5
Repurchase of Company’s common shares	(9.3)	(18.2)
Payment of cash dividend to common shareholders	(3.1)	(3.4)

Cash used by financing activities	(12.4)	(21.1)

Effect of exchange rate changes on cash	0.3	0.0

Change in cash	(11.0)	21.9
Cash, beginning of period	100.9	83.5

Cash, end of period	$89.9	$105.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, reinsurance premium receivable, the fair value of investments, the valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

The interim financial information as of, and for the three months ended, March 31, 2012 and 2011 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of March 31, 2012.

Adoption of New Accounting Standard Update for Deferred Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends the guidance in the FASB Accounting Standards Codification Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. On January 1, 2012, we retrospectively adopted this authoritative guidance, resulting in the consolidated financial statements being retrospectively adjusted for all periods presented in accordance with this amended guidance.

The effect of the retrospective adoption on individual financial statement line items in our Consolidated Balance Sheet was as follows:

	December 31, 2011
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Reinsurance recoverables	$1,143.5	$1,144.3	$0.8
Deferred acquisition costs, net	125.7	101.3	(24.4)
Deferred tax liabilities, net	26.1	18.5	(7.6)
Retained earnings	752.0	736.0	(16.0)

The effect of the retrospective adoption on individual financial statement line items in our Consolidated Statement of Loss was as follows:

	Three months ended March 31, 2011
(in millions, except per share data)	As Previously Reported	As Adjusted	Effect of Change
Underwriting, acquisition and insurance expenses	$106.0	$105.1	$(0.9)
Loss before income taxes	(97.6)	(96.7)	0.9
Benefit for income taxes	(3.1)	(2.6)	0.5
Net loss	(94.5)	(94.1)	0.4
Net loss per common share:
Basic	$(3.43)	$(3.42)	$0.01
Diluted	(3.43)	(3.42)	0.01

There were no changes to net cash flows from operating, investing or financing activities in our Consolidated Statement of Cash Flow for the comparative period presented as a result of the adoption of this authoritative guidance. In this Form 10-Q, interim financial information for the three months ended March 31, 2011 and balances at December 31, 2011 have been adjusted in accordance with the adoption of this authoritative guidance.

2.	Recently Issued Accounting Standards

In May 2011, the FASB issued amendments to “Fair Value Measurement” (Topic 820). The amendments were to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. There are changes to how premiums and discounts (including blockage factors) are applied. There are clarifications made to principal market determination. The amendments also clarify that the highest and best use and valuation premise concepts are not applicable to financial instruments. There are amendments that indicate how a company should determine the fair value of its own equity instruments and the fair value of liabilities. New disclosures, with a particular focus on Level 3 measurement, are required. All transfers between Level 1 and Level 2 will now be required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our financial results and disclosures.

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles–Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of the update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued or, for nonpublic entities, had not yet been made available for issuance. The adoption of this update did not have an impact on our financial results and disclosures.

In December 2011, the FASB issued an accounting update deferring the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. Companies are still required to present amounts reclassified out of Accumulated Other Comprehensive Income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The FASB expects to complete a project to reconsider the presentation requirements for reclassification adjustments in 2012. This deferral will have no impact on our Consolidated Statements of Comprehensive Income (Loss), but may impact the presentation of our Consolidated Statements of Income (Loss).

In December 2011, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and arrangement. This update would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment should be provided retrospectively for all comparative periods presented. We do not anticipate that these amendments will have an impact on our financial results and disclosures.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$409.7	$8.8	$0.1	$418.4
Non-U.S. Governments	60.5	2.0	0.8	61.7
Obligations of states and political subdivisions	555.0	42.2	0.4	596.8
Credit-Financial	423.0	14.3	2.6	434.7
Credit-Industrial	408.2	24.9	1.4	431.7
Credit-Utility	181.5	8.4	0.6	189.3
Structured securities:
CMO/MBS-agency (2)	478.6	27.6	0.1	506.1
CMO/MBS-non agency	15.9	0.7	0.4	16.2
CMBS (3)	96.2	5.6	0.2	101.6
ABS-residential (4)	14.2	0.1	1.5	12.8
ABS-non residential	63.1	1.0	0.0	64.1
Foreign denominated:
Governments	223.5	9.5	4.4	228.6
Credit	96.8	3.9	2.7	98.0

Total fixed maturities	3,026.2	149.0	15.2	3,160.0
Equity securities	344.7	150.4	4.1	491.0
Other investments	257.1	3.6	4.0	256.7
Short-term investments	280.3	0.0	0.0	280.3

Total investments	$3,908.3	$303.0	$23.3	$4,188.0

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $31.6 million amortized cost, $31.8 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$482.8	$12.5	$0.0	$495.3
Non-U.S. Governments	56.2	1.0	1.6	55.6
Obligations of states and political subdivisions	589.3	47.4	0.3	636.4
Credit-Financial	378.3	10.4	5.2	383.5
Credit-Industrial	411.6	20.8	3.4	429.0
Credit-Utility	163.9	7.5	1.2	170.2
Structured securities:
CMO/MBS-agency (2)	516.0	30.7	0.2	546.5
CMO/MBS-non agency	18.5	0.7	0.8	18.4
CMBS (3)	100.7	5.2	0.3	105.6
ABS-residential (4)	15.3	0.1	2.0	13.4
ABS-non residential	47.0	1.0	0.0	48.0
Foreign denominated:
Governments	224.7	9.1	8.8	225.0
Credit	91.1	2.2	4.7	88.6

Total fixed maturities	3,095.4	148.6	28.5	3,215.5
Equity securities	291.5	120.7	8.6	403.6
Other investments	232.3	0.7	1.0	232.0
Short-term investments	296.4	0.0	0.0	296.4

Total investments	$3,915.6	$270.0	$38.1	$4,147.5

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $48.7 million amortized cost, $49.1 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

Included in total investments at March 31, 2012 and December 31, 2011 is $150.0 million and $162.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$245.9	$248.2
Due after one year through five years	1,226.5	1,268.1
Due after five years through ten years	735.2	784.2
Thereafter	150.6	158.7
Structured securities	668.0	700.8

Total	$3,026.2	$3,160.0

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at March 31, 2012 and December 31, 2011 is presented below:

March 31, 2012	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$48.3	$0.1	$0.0	$0.0	$48.3	$0.1
Non-U.S. Governments	16.4	0.8	0.0	0.0	16.4	0.8
Obligations of states and political subdivisions	7.1	0.1	0.7	0.3	7.8	0.4
Credit-Financial	66.7	1.3	6.8	1.3	73.5	2.6
Credit-Industrial	39.1	1.3	0.6	0.1	39.7	1.4
Credit-Utility	26.3	0.6	0.0	0.0	26.3	0.6
Structured securities:
CMO/MBS-agency (2)	40.5	0.1	2.1	0.0	42.6	0.1
CMO/MBS-non agency	3.0	0.1	4.4	0.3	7.4	0.4
CMBS (1)	1.7	0.0	4.0	0.2	5.7	0.2
ABS-residential	0.8	0.1	9.6	1.4	10.4	1.5
ABS-non residential (1) (2)	7.9	0.0	0.3	0.0	8.2	0.0
Foreign denominated:
Governments	131.2	4.3	7.6	0.1	138.8	4.4
Credit	52.1	1.7	7.9	1.0	60.0	2.7

Total fixed maturities	441.1	10.5	44.0	4.7	485.1	15.2
Equity securities (2)	59.5	4.1	0.1	0.0	59.6	4.1
Other investments (3)	(4.0)	4.0	0.0	0.0	(4.0)	4.0
Short-term investments (1)	28.0	0.0	0.0	0.0	28.0	0.0

Total	$524.6	$18.6	$44.1	$4.7	$568.7	$23.3

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.
(3)	Unrealized FX forwards position at March 31, 2012.

December 31, 2011	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$41.0	$0.0	$0.0	$0.0	$41.0	$0.0
Non-U.S. Governments	22.4	1.6	0.0	0.0	22.4	1.6
Obligations of states and political subdivisions (1)	1.4	0.0	0.7	0.3	2.1	0.3
Credit-Financial	81.8	3.8	9.4	1.4	91.2	5.2
Credit-Industrial	67.4	3.4	0.0	0.0	67.4	3.4
Credit-Utility	21.7	1.2	0.0	0.0	21.7	1.2
Structured securities:
CMO/MBS-agency	28.9	0.1	3.2	0.1	32.1	0.2
CMO/MBS-non agency	6.7	0.2	4.2	0.6	10.9	0.8
CMBS (1)	0.7	0.0	4.2	0.3	4.9	0.3
ABS-residential	1.2	0.1	9.6	1.9	10.8	2.0
ABS-non residential (1) (2)	4.0	0.0	0.3	0.0	4.3	0.0
Foreign denominated:
Governments	166.3	8.8	0.0	0.0	166.3	8.8
Credit	65.9	4.1	5.3	0.6	71.2	4.7

Total fixed maturities	509.4	23.3	36.9	5.2	546.3	28.5
Equity securities	84.3	8.5	0.2	0.1	84.5	8.6
Other investments (3)	(1.0)	1.0	0.0	0.0	(1.0)	1.0
Short-term investments (1)	21.2	0.0	0.0	0.0	21.2	0.0

Total	$613.9	$32.8	$37.1	$5.3	$651.0	$38.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.
(3)	Unrealized FX position at December 31, 2011.

We hold a total of 5,634 securities, of which 949 were in an unrealized loss position for less than one year and 90 were in an unrealized loss position for a period one year or greater as of March 31, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We currently do not intend to sell these securities and currently will likely not be required to sell these securities. We do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We did not recognize any other-than-temporary losses on our fixed maturities portfolio for the three months ended March 31, 2012 and 2011, respectively. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $0.1 million and $0 for the three months ended March 31, 2012 and 2011, respectively.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three months ended March 31:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Realized gains
Fixed maturities	$8.3	$5.7
Equity securities	0.0	1.0
Other investments	11.5	0.0
Short-term investments	0.2	0.7

Gross realized gains	20.0	7.4
Realized losses
Fixed maturities	(2.9)	(3.1)
Equity securities	(0.1)	(0.7)
Other investments	(3.8)	0.0
Short-term investments	0.0	(1.3)
Other-than-temporary impairment losses on equity securities	(0.1)	0.0

Gross realized losses	(6.9)	(5.1)

Net realized investment gains	$13.1	$2.3

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

Foreign exchange unrealized gains on bonds of $0.1 million and $0.7 million were offset by foreign exchange realized losses on forwards of $0.1 million and $0.7 million for the three months ended March 30, 2012 and 2011, respectively, and are reflected in realized gains and losses in the Consolidated Statements of Income (Loss) and in the table above. As of March 31, 2012 and 2011, we hedged $3.0 million and $5.5 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $2.8 million and $5.6 million, respectively, of foreign exchange contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in Other investments. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income (Loss). The notional amount of the currency forward contracts as of March 31, 2012 was $132.8 million. The fair value of the currency forward contracts as of March 31, 2012 was a loss of $1.4 million. For the three months ended March 31, 2012, we recognized $3.2 million in realized gains and $3.3 million in realized losses, respectively, from the currency forward contracts. There were no foreign currency contracts in the first three months of 2011.

Regulatory Deposits, Pledged Securities and Letters of Credit

At March 31, 2012, the amortized cost and fair value of investments on deposit for regulatory purposes and reinsurance were $213.2 million and $227.9 million, respectively.

Investments with an amortized cost of $198.9 million and fair value of $202.4 million were pledged as collateral in support of irrevocable letters of credit at March 31, 2012. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $43.3 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s of London (“Lloyd’s”) in the amount of $124.9 million.

At March 31, 2012, our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$124.9
Fixed maturities, at fair value	137.1
Short-term investments, at fair value	2.1

Total securities and letters of credit pledged to Lloyd’s	$264.1

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

We receive fair value prices from third party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2012. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three month period ended March 31, 2012.

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

Equity Securities Level 3: We own certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements are obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	Fair value measurements for an investment in an equity fund obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the three months ended March 31, 2012.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include fixed cash deposit accounts, certificates of deposits, sovereign debt, United Kingdom short government gilts and U.S. Treasury bills. There were no transfers of short-term investments between Level 1 and Level 2 for the three months ended March 31, 2012.

Other Assets Level 3: We have entered into two reinsurance contracts that are deemed derivatives. The fair value was estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 10 “Derivative Instruments” for related disclosures.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$418.4	$161.8	$256.6	$0.0
Non-U.S. Governments	61.7	0.0	61.7	0.0
Obligations of states and political subdivisions	596.8	0.0	596.8	0.0
Credit-Financial	434.7	0.0	434.7	0.0
Credit-Industrial	431.7	0.0	431.7	0.0
Credit-Utility	189.3	0.0	189.3	0.0
Structured securities:
CMO/MBS-agency	506.1	0.0	506.1	0.0
CMO/MBS-non agency	16.2	0.0	16.2	0.0
CMBS	101.6	0.0	101.6	0.0
ABS-residential	12.8	0.0	12.8	0.0
ABS-non residential	64.1	0.0	64.1	0.0
Foreign denominated:
Governments	228.6	0.0	228.6	0.0
Credit	98.0	0.0	98.0	0.0

Total fixed maturities	3,160.0	161.8	2,998.2	0.0
Equity securities	491.0	437.8	51.0	2.2
Other investments	112.9	0.0	112.9	0.0
Short-term investments	280.3	242.2	38.1	0.0
Other assets	6.9	0.0	0.0	6.9

	$4,051.1	$841.8	$3,200.2	$9.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$495.3	$214.9	$280.4	$0.0
Non-U.S. Governments	55.6	0.0	55.6	0.0
Obligations of states and political subdivisions	636.4	0.0	636.4	0.0
Credit-Financial	383.5	0.0	382.8	0.7
Credit-Industrial	429.0	0.0	429.0	0.0
Credit-Utility	170.2	0.0	170.2	0.0
Structured securities:
CMO/MBS-agency	546.5	0.0	546.5	0.0
CMO/MBS-non agency	18.4	0.0	18.4	0.0
CMBS	105.6	0.0	105.6	0.0
ABS-residential	13.4	0.0	13.4	0.0
ABS-non residential	48.0	0.0	48.0	0.0
Foreign denominated:
Governments	225.0	0.0	225.0	0.0
Credit	88.6	0.0	88.6	0.0

Total fixed maturities	3,215.5	214.9	2,999.9	0.7
Equity securities	403.6	352.2	49.0	2.4
Other investments	99.9	0.0	99.9	0.0
Short-term investments	296.4	260.7	35.7	0.0
Other assets	9.0	0.0	0.0	9.0

	$4,024.4	$827.8	$3,184.5	$12.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2012 and December 31, 2011 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	(6.9)	(6.9)
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	4.8	4.8
Issuances	0.0	0.0	0.0	0.0
Sales	(0.7)	(0.2)	0.0	(0.9)
Settlements	0.0	0.0	0.0	0.0

Ending balance, March 31, 2012	$0.0	$2.2	$6.9	$9.1

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012	$0.0	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$0.0	$21.7
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	20.5	0.0	20.5
Included in other comprehensive income	0.0	(15.5)	0.0	(15.5)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	9.0	9.0
Issuances	0.0	0.0	0.0	0.0
Sales	0.0	(23.6)	0.0	(23.6)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2011	$0.7	$2.4	$9.0	$12.1

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$0.0	$0.0	$0.0	$0.0

At March 31, 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

4.    Shareholders’ Equity

On February 15, 2012 and February 18, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2012 and 2011, we paid $3.1 million and $3.3 million, respectively, to our shareholders of record on March 1, 2012 and 2011, respectively.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through May 2, 2012, we have repurchased 5,541,029 shares of our common stock at an average price of $32.06 for a total cost of $177.6 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of May 2, 2012, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $98.8 million.

A summary of activity from January 1, 2012 through May 2, 2012 follows.

For the three months ended March 31, 2012, we repurchased 17,429 common shares on the open market for $0.5 million.

In 2012, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2012 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/14/2011	01/01/12-02/16/12 (1)	184,311	$29.13	$5.4	2011
03/14/2012	03/16/12-05/10/12 (2) (3)	367,984	$29.39	$10.8	2011

(1)

The above table only reflects the 2012 activity under this Rule 10b5-1 trading plan. In 2011, 73,018 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $2.1 million. Total shares repurchased in 2011 and 2012 under this Rule 10b5-1 trading plan are 257,329 shares at an average price of $29.06 for a total cost of $7.5 million.

(2)

Rule 10b5-1 trading plan expires on the earliest of: May 10, 2012; aggregate purchases, under this plan, of $15.0 million exclusive of commissions or upon notice of termination by Argo Group US, Inc. Activity through May 2, 2012 is reflected in the above table.

(3)	Through March 31, 2012, 137,136 shares were repurchased at an average price of $30.07 for a total cost of $4.1 million.

5.    Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2012	2011
Net income (loss)	$19.6	$(94.1)
Weighted average common shares outstanding - basic	26,177,410	27,550,053
Effect of dilutive securities
Equity compensation awards	304,899	0

Weighted average common shares outstanding - diluted	26,482,309	27,550,053

Net income (loss) per common share - basic	$0.75	$(3.42)

Net income (loss) per common share - diluted	$0.74	$(3.42)

Excluded from the weighted average common shares outstanding calculation at March 31, 2012 and 2011 are 5,310,181 shares and 3,843,350 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2012, equity compensation awards to purchase 1,200,366 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2012 through 2018. For the three months ended March 31, 2011, equity compensation awards to purchase 1,587,189 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2016.

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

During the first quarter of 2012 the parties reached a settlement that resulted in no adverse effect on our business or financial position. The lawsuit was dismissed with prejudice on March 9, 2012. The dismissal order granted the parties 30 days to restore the action. The allotted 30 days expired on April 9, 2012 without restoration of the action.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta and Ireland, which are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision (benefit) includes the following components:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Current tax provision (benefit)	$3.6	$(0.3)
Deferred tax provision (benefit) related to:
Future tax deductions	4.4	(2.1)
Valuation allowance change	0.5	(0.2)

Income tax provision (benefit)	$8.5	$(2.6)

Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2012 and 2011, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2012		2011
	Pre-tax income (loss)	Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$0.3	0.0%	$(77.6)	0.0%
United States	25.4	27.9%	17.9	23.1%
United Kingdom	4.7	31.0%	(37.0)	18.3%
Belgium	0.1	27.8%	0.1	17.3%
Brazil	(1.6)	1.2%	(0.1)	0.0%
Dubai	0.0 (1)	0.0%	n/a	n/a
Ireland	(0.1)	0.0%	0.0	0.0%
Malta	(0.7)	0.0%	n/a	n/a
Switzerland	0.0 (1)	24.4%	0.0 (1)	16.7%

Pre-tax income (loss)	$28.1		$(96.7)

(1)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision (benefit) for income taxes and the expected tax provision (benefit) at the weighted average tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Income tax provision (benefit) at expected rate	$9.3	$(4.1)
Tax effect of:
Tax-exempt interest	(1.4)	(1.5)
Dividends received deduction	(0.4)	(0.7)
Valuation allowance change	0.5	(0.2)
Other permanent adjustments, net	0.5	0.9
Adjustment for annualized rate	(0.2)	0.1
United States state tax benefit	(0.1)	(0.2)
Foreign exchange adjustments	0.3	3.1

Income tax provision (benefit)	$8.5	$(2.6)

Income tax provision (benefit) - Foreign	$1.4	$(6.7)
Income tax provision - United States Federal	7.2	4.4
Income tax benefit - United States State	(0.1)	(0.3)

Income tax provision (benefit)	$8.5	$(2.6)

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At March 31, 2012, we had a total net deferred tax asset of $14.9 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $31.5 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not utilized by December 31, 2027, $0.4 million will expire if not utilized by December 31, 2028 and $0.4 million will expire if not utilized by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $51.0 million is required as of March 31, 2012. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the three months ended March 31, 2012, the valuation allowance was reduced by $0.2 million pertaining to the utilization of the PXRE loss carryforwards, was increased by $0.2 million pertaining to the Malta operations and was increased by $0.5 million pertaining to the Brazil operations.

We have no material unrecognized tax benefits as of March 31, 2012. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008. Tax years ended December 31, 2008 through December 31, 2011 are open for examination by Her Majesty’s Revenue and Customs in respect to our United Kingdom entities.

8.    Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the three months ended March 31, 2012 and 2011:

	2012	2011
Risk-free rate of return	1.09%	2.07%
Expected dividend yields	1.67%	1.37%
Expected award life (years)	5.03	5.07
Expected volatility	32.6%	32.2%

Argo Group’s 2007 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock that may be issued to certain executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of option activity under the 2007 Plan as of March 31, 2012, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	411,314	$36.70
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(1,737)	$35.35

Outstanding at March 31, 2012	409,577	$36.70

Options outstanding under this plan vest over a one to five year period, subject to continued employment. Expense recognized under this plan for share options was $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income (Loss). Unamortized expense for these options was $0.2 million as of March 31, 2012.

A summary of restricted share activity under the 2007 Plan as of March 31, 2012, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	148,373	$31.09
Granted	0	$0.00
Vested and issued	(36,215)	$31.95
Expired or forfeited	(26,078)	$32.54

Outstanding at March 31, 2012	86,080	$31.64

The restricted shares will vest over two to four years. Expense recognized under this plan for the restricted shares was $0.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $2.4 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of March 31, 2012, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	927,225	$30.18
Granted	0	$0.00
Exercised	(2,764)	$28.01
Expired or forfeited	(142,090)	$32.26

Outstanding at March 31, 2012	782,371	$29.81

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.7 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $3.1 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of March 31, 2012, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,086,043	$30.38
Granted	0	$0.00
Exercised	(1,408)	$28.10
Expired or forfeited	(73,102)	$32.43

Outstanding at March 31, 2012	1,011,533	$30.23

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be re-valued at each reporting period. Expense recognized for the cash-settled SARs totaled $1.0 million for the three months ended March 31, 2012. Due to the decline in our stock price from December 31, 2010 to March 31, 2011, the revaluation of the cash-settled SARs resulted in a $0.7 million reduction to expense for the three months ended March 31, 2011. As of March 31, 2012, there was $2.2 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $0.3 million for the three months ended March 31, 2012. Due to the decline in our stock price from December 31, 2010 to March 31, 2011, the revaluation of the awards resulted in a $0.1 million reduction to expense for the three months ended March 31, 2011.

Argonaut Group’s Amended and Restated Stock Incentive Plan

Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock.

A summary of option activity under the Amended Plan as of March 31, 2012, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	408,671	$35.93
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(172,338)	$34.62

Outstanding at March 31, 2012	236,333	$36.89

All options granted under the Amended Plan were fully vested in August 2011.

9.    Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $59.2 million and $112.8 million as of March 31, 2012 and 2011, respectively:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Net beginning of the year	$2,336.7	$2,253.0
Add:
Net reserves from assumed retroactive insurance contract (1)	13.0	0.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	169.1	269.1
Prior accident years	(3.3)	4.7

Losses and LAE incurred during calendar year, net of reinsurance	165.8	273.8

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	22.6	22.8
Prior accident years	153.1	140.3

Losses and LAE payments made during current calendar year, net of reinsurance:	175.7	163.1

Change in participation interest (2)	(3.1)	31.2
Foreign exchange adjustments	0.9	9.0

Net reserves - end of period	2,337.6	2,403.9
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	929.6	945.3

Gross reserves - end of period	$3,267.2	$3,349.2

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

Included in losses and LAE for the three months ended March 31, 2012 was $3.3 million in favorable prior years’ loss reserve development comprised of the following: $9.3 million of favorable development in the Excess and Surplus Lines segment primarily driven by $6.8 million of favorable development in the general and products liability lines of business primarily in accident year 2009 and $1.9 million of favorable development in the automobile liability lines of business; $4.6 million of net unfavorable development in the Commercial Specialty segment driven by $9.4 million of unfavorable development in general liability due to increases in claim severity, $0.9 million of unfavorable development in the automobile liability lines of business, partially offset by $4.5 million of favorable development in workers compensation and $1.2 million of favorable development in short-tail lines; $0.2 million of net favorable development in the International Specialty segment primarily within the long-tail professional liability lines; $0.4 million of net favorable development in the Syndicate 1200 segment driven by favorable development in the property facultative class of business as a claim relating to Hurricane Ike was settled for less than case reserves and favorable development in the Directors and Officers class due to one specific claim, partially offset by unfavorable development in the International property treaty class of business due to deterioration in one cedent relating to the 2011 Japan earthquake, and unfavorable development in the non-catastrophe professional indemnity, general liability and binder classes of business due to poorer than expected claims experience; and $2.0 million of unfavorable development in the Run-off Lines segment primarily related to risk management run-off reserves due to strengthening the reserve for unallocated loss adjustment expenses.

Included in losses and LAE for the three months ended March 31, 2011 was $4.7 million in unfavorable prior years’ loss reserve development comprised of the following: $0.2 million of net favorable development in the Excess and Surplus Lines segment resulting from $1.7 million of favorable development related to casualty and professional liability lines of business partially offset by $1.5 million of unfavorable development related to property lines of business; $1.7 million of net favorable development in the Commercial Specialty segment driven by favorable development in an assumed Directors and Officers program, workers compensation, and auto liability lines of business, partially offset by unfavorable development in general liability; $2.0 million of favorable development in the International Specialty segment comprised of $1.8 million of favorable development attributable to short-tail non-catastrophe losses and $0.2 million of favorable development attributable to Hurricanes Ike and Gustav; $6.1 million of unfavorable development in the Syndicate 1200 segment primarily attributable to $3.3 million of unfavorable development related to liability lines of business and $2.7 million of unfavorable development related to property lines of business; and $2.5 million of net unfavorable development in the Run-off Lines segment due to $2.0 million of unfavorable development in the asbestos and environmental lines, $0.6 million of unfavorable development related to risk management run-off reserves partially offset by $0.1 million of favorable development on legacy PXRE claims.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

10.    Derivative Instruments

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company which provide us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provides coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe, and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. Each event has an activation level, which, if attained, puts the notes on risk for a subsequent event. Once the coverage has been activated, a second loss during the Coverage Period in excess of the loss trigger level results in a loss to the note holders. The second contract entered into on December 28, 2011 and effective January 1, 2012, provides coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covers losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. Each of these transactions ignores the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and are therefore deemed to be derivatives.

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statement of Income. As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract. Included in “Other reinsurance-related expenses” for the three months ended March 31, 2012 was $6.9 million that was due to the change in the fair value of these derivatives, principally due to the passage of three months of the transaction’s risk coverage for 2012. Included in “Other assets” in our Consolidated Balance Sheets were $6.9 million and $9.0 million which represent the fair value of these contracts at March 31, 2012 and December 31, 2011, respectively.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of ASC Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

11.    Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Commissions	$49.4	$44.0
General expenses	60.5	51.9
Premium taxes, boards and bureaus	6.1	5.2

	116.0	101.1
Net (deferral) amortization of policy acquisition costs	(2.3)	4.0

Total underwriting, acquisition and insurance expenses	$113.7	$105.1

Underwriting, acquisition and insurance expenses increased for the three months ended March 31, 2012 due to an increase in the participation percentage of the Lloyd’s Syndicate 1200. Included in general expenses for the three months ended March 31, 2011 is $4.0 million of expense to write-off certain uncollectible balances in reinsurance recoverables on paid losses. Partially offsetting these expenses were a recovery of $0.9 million for reinsurance recoverable amounts previously written off and a reversal of $0.8 million to adjust the allowance for doubtful accounts on premiums receivable.

12.    Segment Information

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for certain products that we no longer write.

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

Revenue and income (loss) before income taxes for each segment for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Revenue:
Earned premiums
Excess and Surplus Lines	$96.2	$104.5
Commercial Specialty	82.0	77.0
International Specialty	28.0	29.2
Syndicate 1200	71.1	50.4
Run-off Lines	0.0	0.3

Total earned premiums	277.3	261.4
Net investment income
Excess and Surplus Lines	13.0	15.0
Commercial Specialty	6.9	7.3
International Specialty	4.1	2.6
Syndicate 1200	3.9	4.2
Run-off Lines	3.5	3.9
Corporate and Other	0.0	0.4

Total net investment income	31.4	33.4
Fee income, net	1.3	0.1
Net realized investment gains	13.1	2.3

Total revenue	$323.1	$297.2

	For the Three Months Ended March 31,
(in millions)	2012	2011
Income (loss) before income taxes
Excess and Surplus Lines	$18.9	$13.0
Commercial Specialty	(0.3)	5.7
International Specialty	5.8	(52.8)
Syndicate 1200	1.7	(47.2)
Run-off Lines	(0.4)	(2.8)

Total segment income (loss) before taxes	25.7	(84.1)
Corporate and Other	(10.7)	(14.9)
Net realized investment gains	13.1	2.3

Total income (loss) before income taxes	$28.1	$(96.7)

The table below presents the split of earned premiums by geographic location for the three months ended March 31, 2012 and 2011. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2012	2011
Bermuda	$22.3	$29.5
Brazil	6.5	0.0
United Kingdom	70.3	50.4
United States	178.2	181.5

Total earned premiums	$277.3	$261.4

The following table represents identifiable assets as of March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Excess and Surplus Lines	$2,236.4	$2,268.6
Commercial Specialty	1,274.1	1,284.0
International Specialty	713.1	661.2
Syndicate 1200	1,454.1	1,545.6
Run-off Lines	610.0	560.0
Corporate and Other	51.9	58.9

Total	$6,339.6	$6,378.3

Included in the Syndicate 1200 segment at March 31, 2012 and December 31, 2011 are $397.4 million and $546.4 million, respectively, in assets associated with trade capital providers.

13.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $8.1 million and $10.0 million during the three months ended March 31, 2012 and 2011, respectively.

Interest paid. Interest paid for the three months ended March 31, was as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Junior subordinated debentures	$6.9	$6.8
Other indebtedness	1.0	1.0

Total interest paid	$7.9	$7.8

14.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2012 and December 31, 2011, the carrying values of premiums receivable over 90 days were $27.3 million and $19.3 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at March 31, 2012 and December 31, 2011, the carrying values over 90 days were $12.1 million and $13.1 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts for premiums receivable was $2.9 million and $2.8 million, respectively. The allowance for doubtful accounts for reinsurance recoverables on paid losses was $3.2 million at both March 31,

2012 and December 31, 2011. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0.3 million at March 31, 2012 and December 31, 2011, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million at both March 31, 2012 and December 31, 2011.

Long-term debt. At March 31, 2012 and December 31, 2011, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At March 31, 2012 and December 31, 2011, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at March 31, 2012 and December 31, 2011 is shown below:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$247.9	$311.5	$250.8
Other indebtedness:
Floating rate loan stock	63.7	45.9	64.7	46.8
Note payable	0.8	0.6	0.8	0.6

	$376.0	$294.4	$377.0	$298.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, and also a discussion of our financial condition as of March 31, 2012. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended March 31,
(in millions)	2012	2011
Gross written premiums	$396.3	$347.8

Earned premiums	$277.3	$261.4
Net investment income	31.4	33.4
Fee income, net	1.3	0.1
Net realized investment gains	13.1	2.3

Total revenue	$323.1	$297.2

Income (loss) before income taxes	$28.1	$(96.7)
Provision (benefit) for income taxes	8.5	(2.6)

Net income (loss)	$19.6	$(94.1)

Loss ratio	61.3%	104.7%
Expense ratio	42.1%	40.2%

Combined ratio	103.4%	144.9%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in the Commercial Specialty and Syndicate 1200 segments resulting from our introduction of new products, an increase in our participation in Syndicate 1200, increased renewals and slight rate increases. Partially offsetting these increases were declines in gross written and earned premiums in the Excess and Surplus Lines segment due to the planned exits from select lines. Additionally, the International Specialty segment recorded decreased gross written and earned premiums primarily due to reduced reinstatement premiums as a result of lower catastrophe losses in 2012.

Consolidated net investment income decreased for the three months ended March 31, 2012 as compared to the same period in 2011 due to invested asset balances being essentially flat, reduced reinvestment rates and a small shift in the portfolio mix from fixed income securities to equity and other investments which will generate realized gains/(losses) rather than investment income. Total invested assets at March 31, 2012 and 2011 were $4,038.0 million and $4,026.0 million, respectively, net of $150.0 million and $158.1 million of invested assets attributable to Argo International’s trade capital providers.

Consolidated net realized investment gains increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to sales of fixed maturity securities noted above, coupled with the recognition of gains on our other long term investments.

We have purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The terms of these contracts gives us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment gains. For the three months ended March 31, 2012 we recognized $2.3 million in foreign currency exchange losses related to the loss reserves recorded for these events and an additional $0.1 million in realized losses from the currency forward contracts. The difference between the foreign currency exchange loss on the loss reserves and the forward contracts is due to the change in foreign currency rates from the date of loss versus the date the forward contracts were executed, as well as a timing difference in the valuation of the loss reserves as compared to the forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $165.8 million and $273.8 million for the three months ended March 31, 2012 and 2011, respectively. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 was $4.1 million in catastrophe losses resulting from storm activity in the United States. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $112.8 million in catastrophe losses primarily related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake and Australian flooding. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 was $3.3 million in net favorable loss reserve development on prior accident years compared to $4.7 million in net unfavorable loss reserve development on prior accident years for the same period in 2011. The following table summarizes the reserve development as respects prior year loss reserves by line of business for the three months ended March 31, 2012:

(in millions)	2011 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2011 Net Reserves
General liability	$958.1	$(3.4)	-0.4%
Workers compensation	388.6	(2.7)	-0.7%
Commercial multi-peril	171.5	3.6	2.1%
Commercial auto liability	162.1	(1.0)	-0.6%
Reinsurance - nonproportional assumed property	151.5	0.1	0.1%
Special property	11.2	0.1	0.9%
Syndicate 1200 property	259.1	(2.7)	-1.0%
Syndicate 1200 liability	197.7	2.0	1.0%
All other lines	36.9	0.7	1.9%

Total	$2,336.7	$(3.3)	-0.1%

In determining appropriate reserve levels for the three months ended March 31, 2012, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2012, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,267.2 million (including $181.9 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), and $3,349.2 million (including $204.6 million of reserves attributable to the trade capital providers) as of March 31, 2012 and 2011, respectively. Management has recorded its best estimate of loss reserves as of March 31, 2012 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company that provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. In accordance with generally accepted accounting principles in the United States (“GAAP”), we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” - in the Consolidated Statements of Income (Loss). Other reinsurance-related expenses totaled $6.9 million for the three months ended March 31, 2012. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios. The expenses associated with these reinsurance transactions are allocated to the International Specialty, Syndicate 1200 and Corporate and Other segments.

Consolidated underwriting, insurance and acquisition expenses were $113.7 million and $105.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in both the dollar value and the expense ratio was primarily attributable to our investments in start-up operations abroad, business process reengineering and a new information technology business delivery platform.

Consolidated interest expense was $5.7 million for the three months ended March 31, 2012 compared to $5.4 million for the same period in 2011. The increase in consolidated interest expense was the result of slightly higher average interest rates for the three months ended March 31, 2012 as compared to the same period in 2011.

Consolidated foreign currency exchange losses were $2.9 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively. The decline in the foreign currency exchange loss was due to the U.S Dollar strengthening against the currencies in which we transact our business. Foreign currency exchange (gains) losses represent the conversion into U.S. Dollars of transactions that are settled in currencies other than U.S. Dollars.

The consolidated provision for income taxes was $8.5 million for the three months ended March 31, 2012 compared to $2.6 million consolidated income tax benefit for the same periods ended 2011. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision (benefit) for income taxes represents taxes on net income (loss) for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. For the three months ended March 31, 2012 our operations in the United Kingdom and United States generated taxable income which resulted in the tax expense for the consolidated group. For the three months ended March 31, 2011, the tax provision generated by our operations based in the United States was more than offset by tax benefits for our operations based in the United Kingdom.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in millions)	2012	2011
Gross written premiums	$107.3	$108.5

Earned premiums	$96.2	$104.5
Losses and loss adjustment expenses	52.2	69.0
Underwriting, acquisition and insurance expenses	35.8	35.6

Underwriting income (loss)	8.2	(0.1)
Net investment income	13.0	15.0
Interest expense	(2.3)	(1.9)

Income before income taxes	$18.9	$13.0

Loss ratio	54.2%	66.1%
Expense ratio	37.3%	34.0%

Combined ratio	91.5%	100.1%

The decline in gross written and earned premiums for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to declines in our casualty, contract and errors and omissions business units due to the planned exits of unprofitable classes. The remainder of our business units experienced increases in gross written premiums as we continued to introduce new products into the market and build on the relationships we have created with our distribution partners. The excess and surplus lines marketplace continues to be competitive, which has led to lower rates and business shifting to the standard markets.

The decrease in the loss ratio from 66.1% for the three months ended March 31, 2011 to 54.2% for the same period in 2012 was primarily attributable to higher favorable development on prior year loss reserves being recognized in 2012. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 was $9.3 million of favorable reserve development resulting from $6.8 million of favorable development in the general and products liability lines of business primarily in accident year 2009 and $1.9 million of favorable development in the automobile liability lines of business. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $0.2 million of favorable reserve development resulting from $1.7 million of favorable development related to casualty and professional liability lines of business partially offset by $1.5 million of unfavorable development related to property lines of business. The Excess and Surplus Line segment did not incur significant catastrophe activity for the first quarters of 2012 and 2011. Loss reserves were $1,271.2 million and $1,336.0 million at March 31, 2012 and 2011, respectively.

The increase in the expense ratio for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily the result of the reductions in earned premiums outpacing the reductions in underwriting expenses.

Commercial Specialty: The following table summarizes the results of operations for the Commercial Specialty segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in millions)	2012	2011
Gross written premiums	$107.7	$95.0

Earned premiums	$82.0	$77.0
Losses and loss adjustment expenses	59.3	48.7
Underwriting, acquisition and insurance expenses	28.7	28.4

Underwriting loss	(6.0)	(0.1)
Net investment income	6.9	7.3
Interest expense	(1.4)	(1.2)
Fee income (expense), net	0.2	(0.3)

(Loss) income before income taxes	$(0.3)	$5.7

Loss ratio	72.4%	63.2%
Expense ratio	35.0%	36.9%

Combined ratio	107.4%	100.1%

The increase in gross written and earned premiums was primarily attributable to our public entity, coal mining and surety products. Gross written premiums for the public entity products increased $5.7 million due to new business written coupled with favorable renewal retention rates. Gross written premiums for our coal mining and energy products increased due to higher than normal renewal retention rates coupled with increased business resulting from oil and gas exploration in the Pennsylvania area. Gross written premiums for our surety products increased due to our continued expansion and marketing of these products. Competition for our products remains strong, but we are beginning to experience slight rate increases for the business we currently write.

The increase in the loss ratio for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to increased catastrophe losses due to storms in the United States, coupled with unfavorable loss reserve development on prior accident years. Catastrophe losses for the three months ended March 31, 2012 were $2.3 million compared to $0.4 million for the same period in 2011. Losses and loss adjustment expenses for the three months ended March 31, 2012 included $4.6 million of net unfavorable loss reserve development on prior accident years driven by $9.4 million of unfavorable development in general liability due to increases in claim severity and $0.9 million of unfavorable development in the automobile liability lines of business. Partially offsetting this unfavorable development was $4.5 million of favorable development in workers compensation and $1.2 million of favorable development in short-tail lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $1.7 million in favorable loss reserve development on prior years primarily attributable to favorable development in an assumed Directors and Officers program, workers compensation, and auto liability lines of business, partially offset by unfavorable development in general liability lines of business due to higher severity primarily in accident years 2006 through 2009. Loss reserves were $619.3 million and $604.5 million at March 31, 2012 and 2011, respectively.

The decline in the expense ratio for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to the increase in earned premiums coupled with a decline in contingent commission payable.

Fee income (expense), net consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions. The increase in fee income, net was due to increasing premium volumes as discussed above.

International Specialty: The following table summarizes the results of operations for the International Specialty segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in millions)	2012	2011
Gross written premiums	$57.6	$67.2

Earned premiums	$28.0	$29.2
Losses and loss adjustment expenses	13.2	77.7
Other reinsurance-related expenses	2.3	—
Underwriting, acquisition and insurance expenses	9.8	6.1

Underwriting income (loss)	2.7	(54.6)
Net investment income	4.1	2.6
Interest expense	(1.0)	(0.8)

Income (loss) before income taxes	$5.8	$(52.8)

Loss ratio	51.4%	266.4%
Expense ratio	38.2%	21.0%

Combined ratio	89.6%	287.4%

Gross written and earned premiums declined due to reduced property catastrophe reinsurance premium, offset partially by premium written by our start-up business unit in Brazil and continued growth in our excess casualty and professional lines unit. Earned premiums for the property catastrophe reinsurance unit decreased to $17.4 million for the three months ended March 31, 2012 compared to $25.2 million for the same period in 2011. The excess casualty and professional lines unit contributed earned premiums of $4.2 million for the three months ended March 31, 2012 compared to $3.9 million for the same period in 2011. Our Brazilian business unit commenced writing business during 2012 and contributed $6.5 million of earned premiums for the three months ended March 31, 2012. This earned premium is the result of our voluntary participation in Brazil’s compulsory auto insurance program which requires all motorists to purchase minimum coverage. Pursuant to this program, premiums are written and earned monthly such that premiums written and earned premiums are equal.

Included in losses and loss adjustment expenses for the three months ended March 31, 2012 were $1.7 million of losses resulting from tornadoes in the United States. Losses and loss adjustment expenses also included $0.2 million of favorable loss reserve development on prior accident years primarily within the long-tail professional liability lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 were $37.7 million of losses resulting from the Japan earthquake and tsunami, $25.8 million related to the Christchurch earthquake and $8.8 million relating to the Brisbane floods and Cyclone Yasi. Partially offsetting these was $2.0 million in favorable loss reserve development on prior accident years primarily attributable to property catastrophe attritional loss reserves. Loss reserves were $253.6 million and $201.5 million at March 31, 2012 and 2011, respectively.

The expense ratio increased for the three months ended March 31, 2012 compared to the same period in 2011 due to costs associated with the segment’s new business units in Brazil, Dubai and the European Union, coupled with a decline in earned premium. Expenses associated with these units, as is typical for a start up operation, are disproportionately higher than the rate at which premiums are earned.

Syndicate 1200: The following table summarizes the results of operations for the Syndicate 1200 segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in millions)	2012	2011
Gross written premiums	$123.1	$76.7

Earned premiums	$71.1	$50.4
Losses and loss adjustment expenses	39.1	75.9
Other reinsurance-related expenses	1.9	—
Underwriting, acquisition and insurance expenses	32.5	25.6

Underwriting loss	(2.4)	(51.1)
Net investment income	3.9	4.2
Interest expense	(0.9)	(0.7)
Fee income, net	1.1	0.4

Income (loss) before income taxes	$1.7	$(47.2)

Loss ratio	56.5%	150.6%
Expense ratio	46.9%	50.8%

Combined ratio	103.4%	201.4%

Earned premiums represent premiums earned on the portion of gross written premiums retained by Argo Group. In 2012 we increased our participation in Syndicate 1200 from 67% to 79%. For the three months ended March 31, 2012 and 2011, the property division wrote $60.2 million and $47.7 million of gross written premiums, respectively. The increase in property written premiums in 2012 was driven by the effects of optimizing the property portfolio and the effect of the new underwriting teams gaining traction in 2012. The property book has seen slight rate increases in 2012, which were offset by significant competition in the direct and facultative market and planned reductions to international business in both the direct and facultative and international treaty books as a result of our plan to reduce international exposures. The casualty division wrote $48.7 million and $25.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in casualty written premiums in 2012 was driven by the addition of a new class of business in 2012 and existing classes growing as we expand our underwriting appetite. For the three months ended March 31, 2012 and 2011, the specialty division wrote $9.3 million and $2.9 million, respectively, and the aerospace division wrote $4.9 million and $0.8 million, respectively. The increases in gross written premiums for the specialty and aerospace divisions were due to the division now being in place for a full year, as the divisions were created in the first quarter of 2011.

The increase in earned premiums in 2012 as compared to 2011 was primarily attributable to the increase in gross written premiums discussed above. Additionally, earned premiums were increased by $4.0 million resulting from late reported premium from prior periods, compared to a $1.0 million reduction to earned premiums for the same period in 2011.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The decrease in the loss ratio for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to the absence of catastrophe losses in 2012. Included in losses and loss adjustment expenses for the three months ended March 31, 2011 was $39.9 million of property catastrophe losses stemming from the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake and the Australian flooding. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 was $0.4 million in net favorable loss reserve development primarily attributable to favorable development in the property facultative class of business as a claim relating to Hurricane Ike was settled for less than case reserves and favorable development in the directors and officers class due to one specific claim. Partially offsetting this was unfavorable development in the international property treaty class of business due to deterioration in one cedent relating to the 2011 Japan earthquake, and unfavorable development in the non-catastrophe professional indemnity, general liability and binder classes of business due to poorer than expected claims experience. Included in losses and loss adjustment expense for the three months ended March 31, 2011 was $6.1 million in unfavorable development on prior accident years loss reserves primarily attributable to the liability lines and property lines of business.

Loss reserves as of March 31, 2012 were $729.7 million, which includes $181.9 million attributable to trade capital providers, compared to $760.8 million, which includes $204.6 million of reserves attributable to the trade capital providers as of March 31, 2011.

The increase in underwriting, acquisition and insurance expenses for the three months ended March 31, 2012 was primarily attributable to the increase in our participation percentage of Syndicate 1200 as discussed above. The decrease in the expense ratio for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to the increase in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income represents fees and profit commission derived from the management of third party capital for the Company’s underwriting syndicate at Lloyd’s. The increased fee income for the three months ended March 31, 2012 was primarily due to a reduction in expenses incurred as compared to the same period ending 2011.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2012	2011
Earned premiums	$—	$0.3
Losses and loss adjustment expenses	2.0	2.5
Underwriting, acquisition and insurance expenses	1.2	4.1

Underwriting loss	(3.2)	(6.3)
Net investment income	3.5	3.9
Interest expense	(0.7)	(0.4)

Loss before income taxes	$(0.4)	$(2.8)

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written. Earned premiums for the three months ended March 31, 2011 was the result of reinstatement premiums for the legacy PXRE property catastrophe reinsurance program.

Losses and loss adjustment expenses for the three months ended March 31, 2012 included $2.0 million of net unfavorable loss reserve development on prior accident years due to strengthening the reserve for unallocated loss adjustment expenses. Losses and loss adjustment expenses for the three months ended March 31, 2011 included $2.5 million of net unfavorable loss reserve development on prior accident years due to $2.0 million of unfavorable development in the asbestos and environmental lines due to the settlement of a disputed reisurance recoverable balance, $0.6 million of unfavorable development related to risk management run-off reserves partially offset by $0.1 million of favorable development on legacy PXRE claims. Loss reserves for the Run-off Lines were as follows:

	Three Months Ended March 31,
	2012		2011
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$75.3	$68.2	$90.2	$82.7
Incurred losses	—	—	2.5	2.0
Losses paid	(2.3)	(2.5)	(3.4)	(3.0)

Loss reserves - asbestos and environmental, end of the period	73.0	65.7	89.3	81.7
Risk management reserves	290.8	203.4	322.1	229.6
PXRE run-off reserves	22.4	22.4	27.1	27.1
Other run-off lines	7.2	6.7	7.9	7.7

Total loss reserves - Run-off Lines	$393.4	$298.2	$446.4	$346.1

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Included in underwriting expense for the three months ended March 31, 2011 was $4.0 million due to the write off of certain reinsurance balances that were deemed uncollectible. Partially offsetting this expense was a $0.9 million recovery of a reinsurance recoverable balance that was previously written off. Absent these adjustments, underwriting expenses were comparable for the periods presented.

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

For the three months ended March 31, 2012, net cash used by operating activities was $6.0 million compared to $5.6 million of net cash used for the same period in 2011. The increase in cash used was primarily attributable to increased claim payments in 2012 resulting from the 2011 catastrophe activity. Partially offsetting the increase in cash used was increased premium writings, primarily in the Commercial Specialty and Syndicate 1200 segments.

From January 1, 2012 through March 31, 2012, we repurchased 338,876 shares of our common stock at an average price of $29.52 for a total cost of $10.2 million. From April 1, 2012 through May 2, 2012, we repurchased an additional 230,848 shares of our common stock at an average price of $28.99 for a total cost of $6.7 million. Since 2008, when we first began buying back our common shares, through May 2, 2012, we have repurchased 5,541,029 shares of our common stock at an average price of $32.06 for a total cost of $177.6 million.

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

Currently, we do not have an outstanding balance under the $170.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, we do not have letters of credit outstanding under the facility.

On February 15, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2012, we paid $3.1 million to our shareholders of record on March 1, 2012.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2011 that Argo Group filed with the Securities and Exchange Commission on February 29, 2012 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission on February 29, 2012 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta and Ireland, which are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd. If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used in the preparation of this table. At March 31, 2012, our fixed maturities portfolio had a weighted average rating of AA-, with 80.4% ($2.5 billion fair value) rated A or better, and 46.7% ($1.5 billion fair value) rated AAA. Our portfolio included 7.1% ($224.2 million fair value) of less than investment grade (BB+ or lower) fixed maturities at March 31, 2012. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$409.9	$6.2	$0.7	$1.6	$418.4
Non-U.S. Governments	9.8	5.0	2.6	44.3	61.7
Obligations of states and political subdivisions	131.5	387.2	66.0	12.1	596.8
Credit-Financial	20.5	108.0	210.5	95.7	434.7
Credit-Industrial	4.4	11.2	121.8	294.3	431.7
Credit-Utility	—	11.5	44.1	133.7	189.3
Structured securities:
CMO/MBS-agency	506.1	—	—	—	506.1
CMO/MBS-non agency	3.9	3.0	0.4	8.9	16.2
CMBS	87.2	10.4	—	4.0	101.6
ABS-residential	1.7	0.3	—	10.8	12.8
ABS-non residential	59.9	1.0	0.3	2.9	64.1
Foreign denominated:
Governments	215.6	7.3	3.2	2.5	228.6
Credit	23.7	25.9	41.1	7.3	98.0

Total fixed maturities	$1,474.2	$577.0	$490.7	$618.1	$3,160.0

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At March 31, 2012, the fair value of the equity securities portfolio was $491.0 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2012, we recorded realized losses of $2.9 million from movements in foreign currency rates on our insurance operations, realized losses of $0.4 million from movements on foreign currency rates in our investment portfolio, and realized losses of $0.1 from the currency forward contracts. In addition, we had unrealized losses at March 31, 2012 of $2.3 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three months ended March 31, 2012 was not material.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

During the first quarter of 2012 the parties reached a settlement that resulted in no adverse effect on our business or financial position. The lawsuit was dismissed with prejudice on March 9, 2012. The dismissal order granted the parties 30 days to restore the action. The allotted 30 days expired on April 9, 2012 without restoration of the action.

Argo Group’s subsidiaries are parties to other legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1a. Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the three months ended March 31, 2012, we repurchased 338,876 shares at a cost of $10.0 million.

As of March 31, 2012, we had repurchased a total of 5,310,181 of our common shares (total of $170.9 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2012	116,943	$28.67	116,943	$112,131,230
February 1 through February 29, 2012	67,368	$29.92	67,368	$110,115,490
March 1 through March 31, 2012	164,864	$29.95	154,565	$105,481,207

Total	349,175	$29.51	338,876

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended March 31, 2012, we received 10,299 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Company held its 2012 Annual General Meeting on May 8, 2012. At the 2012 Annual General Meeting, the Company’s shareholders (1) elected the Company’s three Class II director nominees to the Company’s board of directors, (2) voted against a proposed amendment and restatement of the Company’s Bye-Laws relating to advance notice and information requirements for shareholders to bring proposals and director nominations before shareholder meetings, (3) voted against the Company’s executive compensation on a non-binding, advisory basis, and (4) ratified Ernst & Young LLP’s appointment as the Company’s independent auditors for the fiscal year ending December 31, 2012.

The results of each vote, including the number of abstentions and broker non-votes, are set forth below for each matter brought to a shareholder vote at the 2012 Annual General Meeting.

Director	For	Against	Withheld	Abstentions	Broker Non-Votes
Nabil N. El-Hage	21,624,946	—	2,123,537	—	1,290,936
Mural R. Josephson	21,802,128	—	1,946,355	—	1,290,936
Gary V. Woods	20,390,916	—	3,357,567	—	1,290,936

	For	Against	Withheld	Abstentions	Broker Non-Votes
Amendment and Restatement of Bye-Laws	7,017,840	16,699,316	—	31,327	1,290,936

	For	Against	Withheld	Abstentions	Broker Non-Votes
Advisory Approval of Executive Compensation	10,707,879	12,815,289	—	225,315	1,290,936

	For	Against	Withheld	Abstentions	Broker Non-Votes
Ratification of Independent Auditors	24,905,355	125,893	—	8,171	—

With respect to the Company’s proposal for advisory approval of executive compensation otherwise known as “say-on-pay”, a significant number of the Company’s shareholders subscribe to either ISS Proxy Advisory Services (“ISS”) or Glass Lewis & Co (“Glass Lewis”) to guide their vote on such matters. Glass Lewis issued its report regarding the Company on April 12, 2012 recommending a vote against the Company’s say-on-pay proposal but noting certain improvements in the Company’s pay practices and disclosures as compared to its 2011 report on the Company where it also recommended a vote against say-on-pay. ISS issued its report regarding the Company on April 25, 2012 recommending a vote against the Company’s say-on-pay proposal. The 2011 report issued by ISS regarding the Company had recommended a vote in favor of the Company’s say-on-pay proposal. While the advisory vote on executive compensation is non-binding, the Company values the opinions expressed by our shareholders. The Board of Directors will consider the outcome of the vote when making future compensation decisions related to the Company’s executive officers and will work with our shareholders and compensation consultants in the coming weeks to address their concerns with the Company’s executive compensation policies and disclosures.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 10, 2012	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 10, 2012	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer