Form 10-Q
period 2012-06-30
Argo Group International Holdings, Ltd.
filed 2012-08-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 2, 2012.

Title	Outstanding
Common Shares, par value $1.00 per share	25,265,073

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(As Adjusted)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2012 - $2,938.7; 2011 - $3,095.4)	$3,067.7	$3,215.5
Equity securities, at fair value (cost: 2012 - $359.0; 2011 - $291.5)	494.1	403.6
Other investments (cost: 2012 - $269.2; 2011 - $232.3)	270.5	232.0
Short-term investments, at fair value (cost: 2012 - $293.8; 2011 - $296.4)	293.8	296.4

Total investments	4,126.1	4,147.5

Cash	75.8	100.9
Accrued investment income	30.9	32.3
Premiums receivable	415.4	309.0
Reinsurance recoverables	992.7	1,144.3
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	90.7	93.0
Current income taxes receivable, net	21.6	11.2
Deferred acquisition costs, net	104.6	101.3
Ceded unearned premiums	214.9	179.4
Other assets	120.5	105.6

Total assets	$6,347.0	$6,378.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,223.1	$3,291.1
Unearned premiums	730.8	658.2
Accrued underwriting expenses	83.6	78.5
Ceded reinsurance payable, net	351.0	424.5
Funds held	26.2	35.8
Other indebtedness	62.8	65.5
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	33.6	18.5
Other liabilities	31.0	31.7

Total liabilities	4,853.6	4,915.3

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,337,316 and 31,285,469 shares issued at June 30, 2012 and December 31, 2011, respectively	31.3	31.3
Additional paid-in capital	719.5	716.8
Treasury shares (5,912,227 and 4,971,305 shares at June 30, 2012 and December 31, 2011, respectively)	(188.3)	(160.9)
Retained earnings	773.4	736.0
Accumulated other comprehensive gain, net of taxes	157.5	139.8

Total shareholders’ equity	1,493.4	1,463.0

Total liabilities and shareholders’ equity	$6,347.0	$6,378.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Premiums and other revenue:
Earned premiums	$290.2	$271.7	$567.5	$533.1
Net investment income	30.0	32.9	61.4	66.3
Fee income, net	0.5	0.3	1.8	0.4
Net realized investment (losses) gains	(2.7)	31.5	10.4	33.8

Total revenue	318.0	336.4	641.1	633.6

Expenses:
Losses and loss adjustment expenses	175.8	191.0	341.6	464.8
Other reinsurance-related expenses	6.9	0.4	13.8	0.4
Underwriting, acquisition and insurance expenses	114.6	105.4	228.3	210.5
Interest expense	5.5	5.5	11.2	10.9
Foreign currency exchange (gain) loss	(9.8)	3.4	(6.9)	13.0

Total expenses	293.0	305.7	588.0	699.6

Income (loss) before income taxes	25.0	30.7	53.1	(66.0)
Provision for income taxes	1.0	9.1	9.5	6.5

Net income (loss)	$24.0	$21.6	$43.6	$(72.5)

Net income (loss) per common share:
Basic	$0.93	$0.79	$1.68	$(2.64)

Diluted	$0.92	$0.78	$1.66	$(2.64)

Dividend declared per common share:	$0.12	$0.12	$0.24	$0.24

Weighted average common shares:
Basic	25,684,818	27,340,450	25,931,114	27,444,673

Diluted	26,071,147	27,685,537	26,276,728	27,444,673

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Realized investment (losses) gains before other-than-temporary impairment losses	$(1.9)	$31.5	$11.3	$33.8
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(0.3)	0.0	(0.3)	0.0
Other-than-temporary impairment losses on equity securities	(0.5)	0.0	(0.6)	0.0
Non-credit portion of losses recognized in other comprehensive income	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	(0.8)	0.0	(0.9)	0.0

Net realized investment (losses) gains	$(2.7)	$31.5	$10.4	$33.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income (loss)	$24.0	$21.6	$43.6	$(72.5)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4.4)	0.1	(3.3)	0.1
Defined benefit pension plan:
Net (loss) gain arising during the period	(0.9)	(0.2)	(0.9)	0.6
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(10.1)	37.5	42.3	47.3
Reclassification adjustment for gains included in net income (loss)	(4.0)	(23.9)	(9.4)	(26.5)

Other comprehensive (loss) income before tax	(19.4)	13.5	28.7	21.5
Income tax (benefit) provision related to other comprehensive (loss) income:
Defined benefit pension plan:
Net (loss) gain arising during the period	(0.3)	(0.1)	(0.3)	0.2
Unrealized (losses) gains on securities:
(Losses) gains arising during the period	(0.1)	11.7	14.1	12.3
Reclassification adjustment for gains included in net income (loss)	(1.2)	(7.8)	(2.8)	(8.6)

Income tax (benefit) provision related to other comprehensive (loss) income	(1.6)	3.8	11.0	3.9

Other comprehensive (loss) income, net of tax	(17.8)	9.7	17.7	17.6

Comprehensive income (loss)	$6.2	$31.3	$61.3	$(54.9)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
		(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$43.6	$(72.5)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Amortization and depreciation	16.3	13.0
Share-based payments expense	4.0	1.4
Deferred income tax provision, net	4.0	6.1
Net realized investment gains	(10.3)	(33.8)
Loss on disposal of fixed assets, net	0.2	0.0
Change in:
Accrued investment income	1.4	0.8
Receivables	45.5	71.8
Deferred acquisition costs	(3.2)	5.3
Ceded unearned premiums	(35.7)	(31.9)
Reserves for losses and loss adjustment expenses	(78.8)	203.9
Unearned premiums	73.1	10.6
Ceded reinsurance payable and funds held	(82.8)	(129.1)
Income taxes	(10.4)	(9.3)
Accrued underwriting expenses	4.2	(6.5)
Other, net	0.5	(27.8)

Cash (used) provided by operating activities	(28.4)	2.0

Cash flows from investing activities:
Sales of fixed maturity investments	727.8	667.4
Maturities and mandatory calls of fixed maturity investments	205.9	203.2
Sales of equity securities	5.5	27.1
Sales of other investments	2.3	1.1
Purchases of fixed maturity investments	(781.8)	(783.8)
Purchases of equity securities	(73.6)	(60.3)
Purchases of other investments	(11.2)	(51.6)
Change in foreign regulatory deposits	(13.0)	(13.0)
Change in short-term investments	(3.2)	(7.9)
Settlements of foreign currency exchange forward contracts	(0.8)	0.0
Purchases of fixed assets, net	(19.2)	(5.7)
Other, net	(0.3)	14.0

Cash provided (used) by investing activities	38.4	(9.5)

Cash flows from financing activities:
Activity under stock incentive plans	0.2	0.7
Repurchase of Company’s common shares	(27.8)	(21.1)
Payment of cash dividend to common shareholders	(6.2)	(6.7)

Cash used by financing activities	(33.8)	(27.1)

Effect of exchange rate changes on cash	(1.3)	0.1

Change in cash	(25.1)	(34.5)
Cash, beginning of period	100.9	83.5

Cash, end of period	$75.8	$49.0

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

The interim financial information as of, and for the three and six months ended, June 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of June 30, 2012.

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

The effect of the retrospective adoption on individual financial statement line items in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 was as follows:

	Three months ended June 30, 2011			Six months ended June 30, 2011
(in millions, except per share data)	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Underwriting, acquisition and insurance expenses	$103.6	$105.4	$1.8	$209.6	$210.5	$0.9
Income (loss) before income taxes	32.5	30.7	(1.8)	(65.1)	(66.0)	(0.9)
Provision for income taxes	9.7	9.1	(0.6)	6.6	6.5	(0.1)
Net income (loss)	22.8	21.6	(1.2)	(71.7)	(72.5)	(0.8)
Net income (loss) per common share:
Basic	$0.83	$0.79	$(0.04)	$(2.61)	$(2.64)	$(0.03)
Diluted	0.82	0.78	(0.04)	(2.61)	(2.64)	(0.03)

There were no changes to net cash flows from operating, investing or financing activities in our Consolidated Statement of Cash Flow for the comparative period presented as a result of the adoption of this authoritative guidance. In this Form 10-Q, interim financial information for the three and six months ended June 30, 2011 and balances at December 31, 2011 have been adjusted in accordance with the adoption of this authoritative guidance.

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

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles–Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued or, for nonpublic entities, had not yet been made available for issuance. The adoption of this update did not have an impact on our financial results and disclosures.

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

In December 2011, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This update would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this update should be provided retrospectively for all comparative periods presented. We do not anticipate that this update will have an impact on our financial results and disclosures.

In July 2012, the FASB issued an accounting update that allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If the more-likely-than-not threshold is met, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with accounting guidance. This update will reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets and will improve consistency in impairment testing guidance among long-lived asset categories. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not anticipate that this update will have an impact on our financial results and disclosures.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$410.0	$11.1	$0.0	$421.1
Non-U.S. Governments	61.9	2.0	1.2	62.7
Obligations of states and political subdivisions	570.2	44.6	0.3	614.5
Credit-Financial	365.7	15.5	2.2	379.0
Credit-Industrial	405.3	27.1	1.8	430.6
Credit-Utility	179.0	8.9	0.7	187.2
Structured securities:
CMO/MBS-agency (2)	423.0	24.7	0.1	447.6
CMO/MBS-non agency	14.9	0.7	0.5	15.1
CMBS (3)	101.1	5.4	0.2	106.3
ABS-residential (4)	13.1	0.2	1.4	11.9
ABS-non residential	58.8	1.0	0.0	59.8
Foreign denominated:
Governments	220.5	6.8	8.6	218.7
Credit	115.2	3.2	5.2	113.2

Total fixed maturities	2,938.7	151.2	22.2	3,067.7
Equity securities	359.0	144.6	9.5	494.1
Other investments	269.2	2.3	1.0	270.5
Short-term investments	293.8	0.0	0.0	293.8

Total investments	$3,860.7	$298.1	$32.7	$4,126.1

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $7.8 million amortized cost, $7.8 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2011		Gross	Gross
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$482.8	$12.5	$0.0	$495.3
Non-U.S. Governments	56.2	1.0	1.6	55.6
Obligations of states and political subdivisions	589.3	47.4	0.3	636.4
Credit-Financial	378.3	10.4	5.2	383.5
Credit-Industrial	411.6	20.8	3.4	429.0
Credit-Utility	163.9	7.5	1.2	170.2
Structured securities:
CMO/MBS-agency (2)	516.0	30.7	0.2	546.5
CMO/MBS-non agency	18.5	0.7	0.8	18.4
CMBS (3)	100.7	5.2	0.3	105.6
ABS-residential (4)	15.3	0.1	2.0	13.4
ABS-non residential	47.0	1.0	0.0	48.0
Foreign denominated:
Governments	224.7	9.1	8.8	225.0
Credit	91.1	2.2	4.7	88.6

Total fixed maturities	3,095.4	148.6	28.5	3,215.5
Equity securities	291.5	120.7	8.6	403.6
Other investments	232.3	0.7	1.0	232.0
Short-term investments	296.4	0.0	0.0	296.4

Total investments	$3,915.6	$270.0	$38.1	$4,147.5

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $48.7 million amortized cost, $49.1 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

Included in total investments at June 30, 2012 and December 31, 2011 was $145.1 million and $162.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$244.9	$246.0
Due after one year through five years	1,191.9	1,224.1
Due after five years through ten years	733.8	788.2
Thereafter	157.2	168.7
Structured securities	610.9	640.7

Total	$2,938.7	$3,067.7

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at June 30, 2012 and December 31, 2011 is presented below:

June 30, 2012	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$44.6	$0.0	$0.0	$0.0	$44.6	$0.0
Non-U.S. Governments	14.8	0.7	1.0	0.5	15.8	1.2
Obligations of states and political subdivisions	21.3	0.1	0.7	0.2	22.0	0.3
Credit-Financial	31.2	0.4	10.5	1.8	41.7	2.2
Credit-Industrial	32.0	1.3	4.5	0.5	36.5	1.8
Credit-Utility	14.5	0.5	1.4	0.2	15.9	0.7
Structured securities:
CMO/MBS-agency (2)	13.4	0.1	1.6	0.0	15.0	0.1
CMO/MBS-non agency	2.0	0.1	7.0	0.4	9.0	0.5
CMBS (1)	4.0	0.0	3.9	0.2	7.9	0.2
ABS-residential	0.0	0.0	9.1	1.4	9.1	1.4
ABS-non residential (1) (2)	2.9	0.0	0.3	0.0	3.2	0.0
Foreign denominated:
Governments	168.5	8.6	0.0	0.0	168.5	8.6
Credit	92.2	5.1	0.5	0.1	92.7	5.2

Total fixed maturities	441.4	16.9	40.5	5.3	481.9	22.2
Equity securities	128.3	7.5	6.5	2.0	134.8	9.5
Other investments (3)	(1.0)	1.0	0.0	0.0	(1.0)	1.0
Short-term investments (1)	39.9	0.0	0.0	0.0	39.9	0.0

Total	$608.6	$25.4	$47.0	$7.3	$655.6	$32.7

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.
(3)	Unrealized foreign currency exchange position at June 30, 2012.

December 31, 2011	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$41.0	$0.0	$0.0	$0.0	$41.0	$0.0
Non-U.S. Governments	22.4	1.6	0.0	0.0	22.4	1.6
Obligations of states and political subdivisions (1)	1.4	0.0	0.7	0.3	2.1	0.3
Credit-Financial	81.8	3.8	9.4	1.4	91.2	5.2
Credit-Industrial	67.4	3.4	0.0	0.0	67.4	3.4
Credit-Utility	21.7	1.2	0.0	0.0	21.7	1.2
Structured securities:
CMO/MBS-agency	28.9	0.1	3.2	0.1	32.1	0.2
CMO/MBS-non agency	6.7	0.2	4.2	0.6	10.9	0.8
CMBS (1)	0.7	0.0	4.2	0.3	4.9	0.3
ABS-residential	1.2	0.1	9.6	1.9	10.8	2.0
ABS-non residential (1) (2)	4.0	0.0	0.3	0.0	4.3	0.0
Foreign denominated:
Governments	166.3	8.8	0.0	0.0	166.3	8.8
Credit	65.9	4.1	5.3	0.6	71.2	4.7

Total fixed maturities	509.4	23.3	36.9	5.2	546.3	28.5
Equity securities	84.3	8.5	0.2	0.1	84.5	8.6
Other investments (3)	(1.0)	1.0	0.0	0.0	(1.0)	1.0
Short-term investments (1)	21.2	0.0	0.0	0.0	21.2	0.0

Total	$613.9	$32.8	$37.1	$5.3	$651.0	$38.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.
(3)	Unrealized foreign currency exchange position at December 31, 2011.

We hold a total of 5,883 securities, of which 1,344 were in an unrealized loss position for less than one year and 115 were in an unrealized loss position for a period one year or greater as of June 30, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We currently do not intend to sell these securities and will likely not be required to sell these securities. We do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Frequency of loss is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Severity of loss includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.3 million and $0.3 million for the three months and six months ended June 30, 2012, respectively. We did not recognize any other-than-temporary losses on our fixed maturities portfolio for the three and six months ended June 30, 2011. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $0.5 million and $0.6 million for the three and six months ended June 30, 2012, respectively. We did not recognize any other-than-temporary losses on our equity portfolio for the three and six months ended June 30, 2011.

Realized Gains and Losses

The following table presents the Company’s gross realized investment (losses) gains for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Realized gains
Fixed maturities	$7.2	$11.4	$15.5	$17.1
Equity securities	0.2	13.8	0.2	14.8
Other investments	1.6	7.8	13.1	8.5
Short-term investments	0.1	0.3	0.3	0.3

Gross realized gains	9.1	33.3	29.1	40.7
Realized losses
Fixed maturities	(2.2)	(1.2)	(5.1)	(4.3)
Equity securities	(0.2)	0.0	(0.3)	(0.7)
Other investments	(8.3)	(0.3)	(12.1)	(1.4)
Short-term investments	(0.3)	(0.3)	(0.3)	(0.5)
Other-than-temporary impairment losses on fixed maturities	(0.3)	0.0	(0.3)	0.0
Other-than-temporary impairment losses on equity securities	(0.5)	0.0	(0.6)	0.0

Gross realized losses	(11.8)	(1.8)	(18.7)	(6.9)

Net realized investment (losses) gains	$(2.7)	$31.5	$10.4	$33.8

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

Foreign exchange long positions offset by foreign exchange forward contracts resulted in realized losses of $0.2 million for the three and six months ended June 30, 2012, respectively, and less than $0.1 million for the three and six months ended June 30, 2011, respectively, and are reflected in realized gains and losses in the Consolidated Statements of Income (Loss) and in the table above. As of June 30, 2012 and 2011, we hedged $2.3 million and $5.0 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $2.3 million and $5.0 million, respectively, of foreign exchange forward contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in Other investments. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income (Loss). The notional amount of the currency forward contracts was $113.2 million and $135.0 million as of June 30, 2012 and 2011, respectively. The fair value of the currency forward contracts was a loss of $0.4 million and a gain of $5.2 million as of June 30, 2012 and 2011, respectively. We recognized net realized gains from the currency forward contacts of $0.5 million and $3.9 million and $0.4 million and $3.9 million for the three and six months ended June 30, 2012 and 2011, respectively.

During the second quarter of 2012, we entered in a put option contact to hedge the foreign currency exposure on a portion of our Euro-denominated investment portfolio. This put option expires prior to the end of the year and has a fair value of $0.7 million at June 30, 2012. We recognized realized losses from the put option contract of $0.1 million and $0.1 million for the three and six months ended June 30, 2012, respectively.

Regulatory Deposits, Pledged Securities and Letters of Credit

At June 30, 2012, the amortized cost and fair value of investments on deposit for regulatory purposes and reinsurance were $209.2 million and $225.1 million, respectively.

Investments with an amortized cost of $200.3 million and fair value of $203.5 million were pledged as collateral in support of irrevocable letters of credit at June 30, 2012. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $44.4 million and our Corporate member’s capital as security to support the underwriting business at Lloyd’s of London (“Lloyd’s”) in the amount of $124.9 million.

At June 30, 2012, our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$124.9
Fixed maturities, at fair value	135.8
Short-term investments, at fair value	47.4

Total securities and letters of credit pledged to Lloyd’s	$308.1

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we reviewed these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2012. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•

United States Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services.

•

CMO/MBS agency securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. All of these securities are backed by United States agencies and are of the highest investment grade.

•

CMO/MBS non-agency, CMBS, ABS residential, and ABS non-residential securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Fixed Maturities (Available-for-Sale) Level 3:

•	Corporate securities reported at fair value utilizing Level 3 inputs are infrequently traded securities valued by an investment manager utilizing unobservable inputs.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three or six months ended June 30, 2012.

Equity Securities Level 1: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

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

Equity Securities Level 3: We own certain equity securities that are reported at fair value utilizing Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements are obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	Fair value measurements for an investment in an equity fund are obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the three or six months ended June 30, 2012.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include principally short-term money market accounts. There were no transfers of short-term investments between Level 1 and Level 2 for the three months or six months ended June 30, 2012.

Other Assets Level 3: We entered into two reinsurance contracts that are deemed derivatives. The fair value was estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 10 “Derivative Instruments” for related disclosures.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$421.1	$215.7	$205.4	$0.0
Non-U.S. Governments	62.7	0.0	62.7	0.0
Obligations of states and political subdivisions	614.5	0.0	614.5	0.0
Credit-Financial	379.0	0.0	379.0	0.0
Credit-Industrial	430.6	0.0	430.6	0.0
Credit-Utility	187.2	0.0	187.2	0.0
Structured securities:
CMO/MBS-agency	447.6	0.0	447.6	0.0
CMO/MBS-non agency	15.1	0.0	15.1	0.0
CMBS	106.3	0.0	106.3	0.0
ABS-residential	11.9	0.0	11.9	0.0
ABS-non residential	59.8	0.0	59.8	0.0
Foreign denominated:
Governments	218.7	0.0	218.7	0.0
Credit	113.2	0.0	113.2	0.0

Total fixed maturities	3,067.7	215.7	2,852.0	0.0
Equity securities	494.1	443.0	49.5	1.6
Other investments	127.7	0.0	127.7	0.0
Short-term investments	293.8	246.3	47.5	0.0
Other assets	6.5	0.0	0.0	6.5

	$3,989.8	$905.0	$3,076.7	$8.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$495.3	$214.9	$280.4	$0.0
Non-U.S. Governments	55.6	0.0	55.6	0.0
Obligations of states and political subdivisions	636.4	0.0	636.4	0.0
Credit-Financial	383.5	0.0	382.8	0.7
Credit-Industrial	429.0	0.0	429.0	0.0
Credit-Utility	170.2	0.0	170.2	0.0
Structured securities:
CMO/MBS-agency	546.5	0.0	546.5	0.0
CMO/MBS-non agency	18.4	0.0	18.4	0.0
CMBS	105.6	0.0	105.6	0.0
ABS-residential	13.4	0.0	13.4	0.0
ABS-non residential	48.0	0.0	48.0	0.0
Foreign denominated:
Governments	225.0	0.0	225.0	0.0
Credit	88.6	0.0	88.6	0.0

Total fixed maturities	3,215.5	214.9	2,999.9	0.7
Equity securities	403.6	352.2	49.0	2.4
Other investments	99.9	0.0	99.9	0.0
Short-term investments	296.4	260.7	35.7	0.0
Other assets	9.0	0.0	0.0	9.0

	$4,024.4	$827.8	$3,184.5	$12.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2012 and December 31, 2011 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	(13.8)	(13.8)
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	11.3	11.3
Issuances	0.0	0.0	0.0	0.0
Sales	(0.7)	(0.8)	0.0	(1.5)
Settlements	0.0	0.0	0.0	0.0

Ending balance, June 30, 2012	$0.0	$1.6	$6.5	$8.1

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$0.0	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$0.0	$21.7
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	20.5	0.0	20.5
Included in other comprehensive income	0.0	(15.5)	0.0	(15.5)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	9.0	9.0
Issuances	0.0	0.0	0.0	0.0
Sales	0.0	(23.6)	0.0	(23.6)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2011	$0.7	$2.4	$9.0	$12.1

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$0.0	$0.0	$0.0	$0.0

At June 30, 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

4.    Shareholders’ Equity

On May 8, 2012 and May 3, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On June 15, 2012 and 2011, we paid $3.1 million and $3.3 million, respectively, to our shareholders of record on June 1, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, we have paid cash dividends totaling $6.2 million and $6.6 million to our shareholders.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through August 2, 2012, we have repurchased 6,082,282 shares of our common stock at an average price of $31.79 for a total cost of $193.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of August 2, 2012, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $83.0 million.

A summary of activity from January 1, 2012 through August 2, 2012 follows.

For the three and six months ended June 30, 2012, we repurchased 153,738 and 171,167 common shares on the open market for $4.4 million and $4.9 million, respectively.

In 2012, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2012 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/14/2011	01/01/12-02/16/12 (1)	184,311	$29.13	$5.4	2011
03/14/2012	03/16/12-05/10/12	468,944	$29.32	$13.8	2011
06/14/2012	06/18/12-08/09/12 (2) (3)	286,555	$29.42	$8.4	2011

(1)

The above table only reflects the 2012 activity under this Rule 10b5-1 trading plan. In 2011, 73,018 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $2.1 million. Total shares repurchased in 2011 and 2012 under this Rule 10b5-1 trading plan are 257,329 shares at an average price of $29.06 for a total cost of $7.5 million.

(2)

Rule 10b5-1 trading plan expires on the earliest of: August 9, 2012; aggregate purchases, under this plan, of $10.0 million exclusive of commissions or upon notice of termination by Argo Group US, Inc. Activity through August 2, 2012 is reflected in the above table.

(3)	During the three months ended June 30, 2012, 116,500 shares were repurchased at an average price of $28.43 for a total cost of $3.3 million.

5.    Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2012	2011	2012	2011
Net income (loss)	$24.0	$21.6	$43.6	$(72.5)
Weighted average common shares outstanding - basic	25,684,818	27,340,450	25,931,114	27,444,673
Effect of dilutive securities
Equity compensation awards	386,329	345,087	345,614	0

Weighted average common shares outstanding - diluted	26,071,147	27,685,537	26,276,728	27,444,673

Net income (loss) per common share - basic	$0.93	$0.79	$1.68	$(2.64)

Net income (loss) per common share - diluted	$0.92	$0.78	$1.66	$(2.64)

Excluded from the weighted average common shares outstanding calculation at June 30, 2012 and 2011 are 5,912,227 shares and 3,923,389 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and six months ended June 30, 2012, equity compensation awards to purchase 1,314,243 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2019. For the three months ended June 30, 2011, equity compensation awards to purchase 1,259,350 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. For the six months ended June 30, 2011, equity compensation awards to purchase 1,653,251 shares of common stock were excluded from the computation of diluted net loss per common share because the net loss caused their effect to be anti-dilutive. These instruments expire at varying times from 2012 through 2018.

6.    Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta, Spain and Ireland, which are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Current tax provision	$1.9	$0.7	$5.5	$0.4
Deferred tax (benefit) provision related to:
Future tax deductions	(1.5)	8.7	2.9	6.6
Valuation allowance change	0.6	(0.3)	1.1	(0.5)

Income tax provision	$1.0	$9.1	$9.5	$6.5

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2012 and 2011, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
(in millions)	2012			2011
	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$9.9		0.0%	$(8.3)	0.0%
United States	8.3		9.7%	32.4	26.0%
United Kingdom	9.0		0.7%	7.4	10.0%
Belgium	0.0	(1)	138.3%	0.1	6.3%
Brazil	(1.9)		(1.1)%	(0.9)	0.0%
Dubai	0.1		0.0%	n/a	n/a
Ireland	0.0		0.0%	0.0	0.0%
Malta	(0.4)		0.0%	n/a	n/a
Switzerland	0.0	(1)	22.3%	0.0 (1)	28.6%

Pre-tax income	$25.0			$30.7

(1)	Pre-tax income for the respective period was less than $0.1 million.

	For the Six Months Ended June 30,
(in millions)	2012		2011
	Pre-tax income (loss)	Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$10.2	0.0%	$(85.9)	0.0%
United States	33.7	23.4%	50.3	25.0%
United Kingdom	13.7	11.0%	(29.6)	20.5%
Belgium	0.1	50.5%	0.2	11.1%
Brazil	(3.5)	0.0%	(1.0)	0.0%
Dubai	0.1	0.0%	n/a	n/a
Ireland	(0.1)	0.0%	0.0	0.0%
Malta	(1.1)	0.0%	n/a	n/a
Switzerland	0.0 (1)	23.9%	0.0 (1)	23.1%

Pre-tax income (loss)	$53.1		$(66.0)

(1)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Income tax provision at expected rate	$4.4	$13.7	$13.7	$9.6
Tax effect of:
Tax-exempt interest	(1.6)	(1.4)	(3.0)	(2.9)
Dividends received deduction	(0.5)	(0.4)	(0.9)	(1.1)
Valuation allowance change	0.6	(0.3)	1.1	(0.5)
Other permanent adjustments, net	0.2	0.0	0.7	0.9
Adjustment for annualized rate	0.2	(1.1)	0.0	(1.0)
United States state tax benefit	(0.1)	(0.2)	(0.2)	(0.4)
Other foreign adjustments	0.1	0.1	0.1	0.1
Foreign exchange adjustments	(2.3)	(1.3)	(2.0)	1.8

Income tax provision	$1.0	$9.1	$9.5	$6.5

Income tax provision (benefit) - Foreign	$0.2	$0.7	$1.6	$(6.0)
Income tax provision - United States Federal	1.1	8.8	8.3	13.2
Income tax benefit - United States State	(0.3)	(0.4)	(0.4)	(0.7)

Income tax provision	$1.0	$9.1	$9.5	$6.5

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At June 30, 2012, we had a total net deferred tax asset of $17.9 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $31.2 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not utilized by December 31, 2027, $0.4 million will expire if not utilized by December 31, 2028 and $0.4 million will expire if not utilized by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $51.5 million is required as of June 30, 2012. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the six months ended June 30, 2012, the valuation allowance was reduced by $0.5 million pertaining to the utilization of the PXRE and ARIS loss carryforwards, was increased by $0.4 million pertaining to the Malta operations and was increased by $1.2 million pertaining to the Brazil operations.

We have no material unrecognized tax benefits as of June 30, 2012. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2008.

8.     Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the six months ended June 30, 2012 and 2011:

	2012	2011
Risk-free rate of return	0.76% to 1.11%	1.48% to 2.07%
Expected dividend yields	1.67%	1.37% to 1.46%
Expected award life (years)	5.03	5.05 to 5.07
Expected volatility	32.5% to 32.6%	32.2%

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

Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2007 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards that settle in common shares will count as 2.75 shares for purpose of the limits under the 2007 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of option activity under the 2007 Plan as of June 30, 2012, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	411,314	$36.70
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(2,834)	$35.30

Outstanding at June 30, 2012	408,480	$36.71

Options outstanding under this plan vest over a one to five year period, subject to continued employment. Expense recognized under this plan for share options was $0.5 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income (Loss). Unamortized expense for these options was $0.1 million as of June 30, 2012.

A summary of restricted share activity under the 2007 Plan as of June 30, 2012, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	148,373	$31.09
Granted	163,598	$29.64
Vested and issued	(42,652)	$32.59
Expired or forfeited	(26,177)	$32.56

Outstanding at June 30, 2012	243,142	$30.17

The restricted shares will vest over two to four years. Expense recognized under this plan for the restricted shares was $0.8 million for each of the six months ended June 30, 2012 and 2011. As of June 30, 2012, there was $6.6 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of June 30, 2012, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	927,225	$30.18
Granted	372,220	$29.59
Exercised	(2,764)	$28.01
Expired or forfeited	(142,255)	$32.26

Outstanding at June 30, 2012	1,154,426	$29.74

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.2 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $5.1 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of June 30, 2012, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,086,043	$30.38
Granted	827,778	$29.65
Exercised	(4,368)	$28.04
Expired or forfeited	(94,566)	$32.16

Outstanding at June 30, 2012	1,814,887	$29.96

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be re-valued at each reporting period. Expense recognized for the cash-settled SARs totaled $1.0 million for the six months ended June 30, 2012. Due to the decline in our stock price from December 31, 2010 to June 30, 2011, the revaluation of the cash-settled SARs resulted in a $1.3 million reduction to expense for the six months ended June 30, 2011. As of June 30, 2012, there was $6.2 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $0.5 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

A summary of option activity under the Amended Plan as of June 30, 2012, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	408,671	$35.93
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(176,598)	$34.87

Outstanding at June 30, 2012	232,073	$36.75

All options granted under the Amended Plan were fully vested in August 2011.

9.    Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $78.8 million and $129.3 million as of June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30,
(in millions)	2012	2011
Net reserves beginning of the year	$2,336.7	$2,253.0
Add:
Net reserves from assumed retroactive insurance contract (1)	13.0	0.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	349.0	461.2
Prior accident years	(7.4)	3.6

Losses and LAE incurred during calendar year, net of reinsurance	341.6	464.8

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	60.2	78.5
Prior accident years	311.1	282.6

Losses and LAE payments made during current calendar year, net of reinsurance:	371.3	361.1

Change in participation interest (2)	(3.1)	31.2
Foreign exchange adjustments	(7.7)	13.4

Net reserves - end of period	2,309.2	2,401.3
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	913.9	954.8

Gross reserves - end of period	$3,223.1	$3,356.1

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

Included in losses and LAE for the six months ended June 30, 2012 was $7.4 million in favorable prior years’ loss reserve development comprised of the following: $21.7 million of favorable development in the Excess and Surplus Lines segment primarily driven by $18.1 million of favorable development in the general and products liability lines of business primarily in accident year 2009, $2.0 million of favorable development in the property lines, primarily in accident year 2010 and $1.4 million of favorable development in the automobile liability lines of business, primarily in accident year 2009; $18.0 million of net unfavorable development in the Commercial Specialty segment driven by $22.6 million of unfavorable development in general liability due to increases in claim severity, $2.9 million of unfavorable development in the automobile liability lines of business, partially offset by $6.0 million of favorable development in workers compensation and $1.5 million of favorable development in short-tail lines; $3.6 million of net favorable development in the International Specialty segment primarily driven by $4.6 million of favorable development attributable to short-tail non-catastrophe losses, $0.3 million of favorable development in long-tail professional liability, partially offset by $1.4 million of unfavorable development related to short-tail catastrophe losses primarily due to the 2011 catastrophe events; $2.3 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in the property facultative class of business as a claim relating to Hurricane Ike was settled for less than case reserves, partially offset by unfavorable development in the professional indemnity class of business which was driven by an increase in prior year premiums as a result of re-estimation of premium income written through binding authorities; and $2.2 million of net unfavorable development in the Run-off Lines segment driven by $2.0 million of unfavorable development related to risk management run-off reserves due to strengthening the reserve for unallocated loss adjustment expenses, $0.5 million of unfavorable development related to the unwinding of the workers compensation reserve discount, partially offset by $0.3 million of favorable development in the involuntary lines.

Included in losses and LAE for the six months ended June 30, 2011 was $3.6 million in unfavorable prior years’ loss reserve development comprised of the following: $2.2 million of net favorable development in the Excess and Surplus Lines segment resulting from $3.1 million of favorable development related to casualty and professional liability lines of business partially offset by $0.9 million of unfavorable development related to property lines of business; $0.8 million of net unfavorable development in the Commercial Specialty segment primarily driven by unfavorable development in general liability and an increase in the reserves for one large property claim partially offset by favorable development in an assumed Directors and Officers program and workers compensation; $3.8 million of favorable development in the International Specialty segment primarily attributable to short-tail non-catastrophe losses; $11.6 million of unfavorable development in the Syndicate 1200 segment primarily attributable to $9.2 million of unfavorable development in the liability lines of business driven by deterioration in the professional indemnity and general liability classes of business related to a small number of specific claims and a release in future reinsurance recoveries, coupled with $2.3 million of unfavorable development related to property lines of business; and $2.8 million of net favorable development in the Run-off Lines segment primarily driven by the collection of a contribution settlement with another insurer for a California workers compensation indemnity claim and, favorable development on legacy PXRE claims, partially offset by unfavorable development in the asbestos and environmental lines due to the settlement of a disputed reinsurance recoverable balance.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

10.    Derivative Instruments

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provides us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provides coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe, and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. Each event has an activation level, which, if attained, puts the notes on risk for a subsequent event. Once the coverage has been activated, a second loss during the Coverage Period in excess of the loss trigger level results in a loss to the note holders. The second contract entered into on December 28, 2011 and effective January 1, 2012, provides coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covers losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. Both of these transactions ignore the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and are therefore deemed to be derivatives.

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income (Loss). As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract. Included in “Other reinsurance-related expenses” for the three and six months ended June 30, 2012 was $6.9 million and $13.8 million, respectively, and $0.4 million for each of the three and six months ended June 30, 2011. The expense in each respective period was due to the change in the fair value of the derivative(s), principally due to the passage of the transaction’s risk coverage. Included in “Other assets” in our Consolidated Balance Sheets were $6.5 million and $9.0 million, which represent the fair value of these contracts at June 30, 2012 and December 31, 2011, respectively.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of the FASB Accounting Standards Codification Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

11.    Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Commissions	$51.3	$50.1	$100.7	$94.1
General expenses	61.5	50.2	122.0	102.1
Premium taxes, boards and bureaus	6.0	6.5	12.1	11.7

	118.8	106.8	234.8	207.9
Net (deferral) amortization of policy acquisition costs	(4.2)	(1.4)	(6.5)	2.6

Total underwriting, acquisition and insurance expenses	$114.6	$105.4	$228.3	$210.5

Underwriting, acquisition and insurance expenses increased for the six months ended June 30, 2012 due primarily to an increase in the participation percentage of the Lloyd’s Syndicate 1200 and cost associated with our start up operating in Brazil, the European Union and Dubai. Included in general expenses for the six months ended June 30, 2011 is $4.0 million of expense to write-off certain uncollectible balances in reinsurance recoverables on paid losses. Partially offsetting these expenses were a recovery of $0.9 million for reinsurance recoverable amounts previously written off and a reversal of $1.3 million, $0.5 million in the three months ended June 30, 201l and $0.8 million in the three months ended March 31, 2011, to adjust the allowance for doubtful accounts on premiums receivable.

12.    Segment Information

We are primarily engaged in underwriting property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for certain products that we no longer write.

We consider many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the investment function and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.

Revenue and income (loss) before income taxes for each segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Revenue:
Earned premiums
Excess and Surplus Lines	$98.5	$101.8	$194.7	$206.3
Commercial Specialty	81.2	73.8	163.2	150.8
International Specialty	29.4	25.5	57.4	54.7
Syndicate 1200	80.4	70.5	151.5	120.9
Run-off Lines	0.7	0.1	0.7	0.4

Total earned premiums	290.2	271.7	567.5	533.1
Net investment income
Excess and Surplus Lines	13.0	14.4	26.0	29.4
Commercial Specialty	7.0	7.1	13.9	14.4
International Specialty	2.8	3.1	6.9	5.7
Syndicate 1200	3.7	4.8	7.6	9.0
Run-off Lines	3.5	3.4	7.0	7.3
Corporate and Other	0.0	0.1	0.0	0.5

Total net investment income	30.0	32.9	61.4	66.3
Fee income, net	0.5	0.3	1.8	0.4
Net realized investment (losses) gains	(2.7)	31.5	10.4	33.8

Total revenue	$318.0	$336.4	$641.1	$633.6

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2012	2011	2012	2011
Income (loss) before income taxes
Excess and Surplus Lines	$22.3	$7.5	$41.2	$20.5
Commercial Specialty	(8.8)	(11.8)	(9.1)	(6.1)
International Specialty	9.6	2.0	15.4	(50.8)
Syndicate 1200	4.5	2.9	6.2	(44.3)
Run-off Lines	1.4	6.6	1.0	3.8

Total segment income (loss) before taxes	29.0	7.2	54.7	(76.9)
Corporate and Other	(1.3)	(8.0)	(12.0)	(22.9)
Net realized investment (losses) gains	(2.7)	31.5	10.4	33.8

Total income (loss) before income taxes	$25.0	$30.7	$53.1	$(66.0)

“Earned premiums” and “Total revenue” for the three and six months ended June 30, 2011 in the above table will not agree to our quarterly report on Form 10-Q filed in 2011. At December 31, 2011, derivative accounting was applied to two reinsurance contracts. The expense for these contracts is now reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income (Loss). In the previously filed Quarterly Report, the expense was reflected as a reduction to earned premiums. See Note 10, “Derivative Instruments,” for additional information on these transactions.

The table below presents the split of earned premiums by geographic location for the three and six months ended June 30, 2012 and 2011. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Bermuda	$28.6	$25.6	$50.9	$55.1
Brazil	5.2	0.0	11.7	0.0
Malta	0.1	0.0	0.1	0.0
United Kingdom	75.9	70.5	146.2	120.9
United States	180.4	175.6	358.6	357.1

Total earned premiums	$290.2	$271.7	$567.5	$533.1

The following table represents identifiable assets as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(in millions)	2012	2011
Excess and Surplus Lines	$2,211.4	$2,268.6
Commercial Specialty	1,262.1	1,284.0
International Specialty	722.2	661.2
Syndicate 1200	1,507.2	1,545.6
Run-off Lines	588.2	560.0
Corporate and Other	55.9	58.9

Total	$6,347.0	$6,378.3

Included in total assets at June 30, 2012 and December 31, 2011 are $412.4 million and $546.4 million, respectively, in assets associated with trade capital providers.

13.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $13.1 million and $10.1 million during the six months ended June 30, 2012 and 2011, respectively.

Income taxes recovered. No income taxes were recovered during the six months ended June 30, 2012. During the same period in 2011, $0.2 million of income taxes was recovered. This recovery, reflected in “Current income taxes receivable, net,” was applied against our 2011 estimated tax payments.

Interest paid. Interest paid for the six months ended June 30, was as follows:

	For the Six Months Ended June 30,
(in millions)	2012	2011
Junior subordinated debentures	$9.4	$9.2
Other indebtedness	1.6	1.7

Total interest paid	$11.0	$10.9

14.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2012 and December 31, 2011, the carrying values of premiums receivable over 90 days were $28.0 million and $19.3 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at June 30, 2012 and December 31, 2011, the carrying values over 90 days were $15.6 million and $13.1 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. The allowance for doubtful accounts for premiums receivable was $2.8 million at both June 30, 2012 and December 31, 2011. The allowance for doubtful accounts for reinsurance recoverables on paid losses was $3.6 million and $3.2 million at June 30, 2012 and December 31, 2011 respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.7 million and $0.3 million at June 30, 2012 and December 31, 2011, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million at both June 30, 2012 and December 31, 2011, respectively.

Long-term debt. At June 30, 2012 and December 31, 2011, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At June 30, 2012 and December 31, 2011, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at June 30, 2012 and December 31, 2011 is shown below:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$251.2	$311.5	$250.8
Other indebtedness:
Floating rate loan stock	62.0	45.0	64.7	46.8
Note payable	0.8	0.6	0.8	0.6

	$374.3	$296.8	$377.0	$298.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011, and also a discussion of our financial condition as of June 30, 2012. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$474.2	$406.7	$870.5	$754.5

Earned premiums	$290.2	$271.7	$567.5	$533.1
Net investment income	30.0	32.9	61.4	66.3
Fee income, net	0.5	0.3	1.8	0.4
Net realized investment (losses) gains	(2.7)	31.5	10.4	33.8

Total revenue	$318.0	$336.4	$641.1	$633.6

Income (loss) before income taxes	$25.0	$30.7	$53.1	(66.0)
Provision for income taxes	1.0	9.1	9.5	6.5

Net income (loss)	$24.0	$21.6	$43.6	$(72.5)

Loss ratio	62.1%	70.4%	61.7%	87.3%
Expense ratio	40.4%	38.9%	41.2%	39.5%

Combined ratio	102.5%	109.3%	102.9%	126.8%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in the Commercial Specialty, International Specialty and Syndicate 1200 segments resulting from our introduction of new products, our entrance into new markets, an increase in our participation in Syndicate 1200, increased renewals and rate increases. Partially offsetting the increases were declines in earned premiums in the Excess and Surplus Lines segment due to the planned exits from select lines. We continue to focus on writing profitable business and continue to exit products as needed that do not match our profitability targets.

Consolidated net investment income decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to a decline in the average investment assets balances. Total invested assets at June 30, 2012 and 2011 were $3,981.0 million and $4,132.3 million, respectively, net of $145.1 million and $166.6 million of invested assets attributable to the Syndicate 1200 segment’s trade capital providers.

Consolidated net realized investment losses for the three months ended June 30, 3012 were primarily attributable to reduction in the value of a limited partnership accounted for under the equity method of accounting, currency exchange rate fluctuations impacting the Funds at Lloyds’ investments and the recognition of $0.8 million in other-than-temporary impairments on selected securities. Consolidated net realized investment gains for the three months ended June 30, 2011 included $9.6 million in realized gains from an equity holding that had a minimal basis, coupled with the recognition of gains of certain fixed maturity and equity securities due to repositioning of the investment portfolio.

We have purchased foreign currency future forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term. We do not apply hedge accounting to these contracts; as a result, all gains (losses) were recognized in net realized investment gains (losses). For the three months ended June 30, 2012 we recognized $1.6 million in foreign currency exchange gains related to the loss reserves recorded for these events and an additional $0.5 million in realized gains from the currency forward contracts. For the six months ended June 30, 2012, we recognized foreign currency exchange losses of $1.7 million related to the loss reserves recorded for these events which were offset by $0.4 million in realized gains from the currency forward contracts. The difference between the foreign currency exchange gain/loss on the loss reserves and the forward contracts is due to the change in foreign currency rates from the date of loss versus the date the forward contracts were executed, as well as a timing difference in the valuation of the loss reserves as compared to the forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $175.8 million and $191.0 million for the three months ended June 30, 2012 and 2011, respectively. The decline in losses and loss adjustment expenses was primarily attributable to reduced catastrophe losses in 2012 as compared to 2011. Included in losses and loss adjustment expenses for the three months ended June 30, 2012 was $3.9 million in catastrophe losses resulting from various United States storms. Offsetting these current accident year losses was $4.1 million in net favorable development on prior accident year loss reserves primarily attributable to favorable development in the general liability, property and reinsurance lines, partially offset by unfavorable development in the commercial multi peril and commercial automobile lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $31.5 million in catastrophe losses primarily resulting from United States storms, including the Alabama (Cat 46) and Joplin, Missouri (Cat 48) tornadoes. Partially offsetting those catastrophe losses was $1.1 million in net favorable development on prior accident year loss reserves, primarily in the workers compensation lines, partially offset by unfavorable loss reserve development in the Syndicate 1200 segment’s liability lines.

Consolidated losses and loss adjustment expenses were $341.6 million and $464.8 million for the six months ended June 30, 2012 and 2011, respectively. Included in losses and loss adjustment expenses for the six months ended June 30, 2012 was $8.1 million in catastrophe losses resulting from various United States storms. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $144.1 million in catastrophe losses primarily related to the Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Australian flooding and United States storms. Included in losses and loss adjustment expenses for the six months ended June 30, 2012 was $7.4 million in net favorable loss reserve development on prior accident years compared to $3.6 million in net unfavorable loss reserve development on prior accident years for the same period in 2011. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the six months ended June 30, 2012:

(in millions)	2011 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2011 Net Reserves
General liability	$958.1	$(14.9)	-1.6%
Workers compensation	388.6	(3.1)	-0.8%
Commercial multi-peril	171.5	15.7	9.2%
Commercial auto liability	162.1	4.1	2.5%
Reinsurance - nonproportional assumed property	151.5	(3.2)	-2.1%
Special property	11.2	(0.4)	-3.6%
Syndicate 1200 property	259.1	(5.5)	-2.1%
Syndicate 1200 liability	197.7	2.8	1.4%
All other lines	36.9	(2.9)	-7.9%

Total	$2,336.7	$(7.4)	-0.3%

In determining appropriate reserve levels for the six months ended June 30, 2012, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at June 30, 2012, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,223.1 million (including $173.2 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), and $3,356.1 million (including $202.0 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), as of June 30, 2012 and 2011, respectively. Management has recorded its best estimate of loss reserves as of June 30, 2012 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company that provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. In accordance with generally accepted accounting principles in the United States (“GAAP”), we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” – in the Consolidated Statements of Income (Loss). Other reinsurance-related expenses totaled $6.9 million and $13.8 million for the three and six months ended June 30, 2012, compared to $0.4 million for each of the three and six month periods ended June 30, 2011. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios. The expenses associated with these reinsurance transactions are allocated to the International Specialty, Syndicate 1200 and Corporate and Other segments.

Consolidated underwriting, insurance and acquisition expenses were $114.6 million and $228.3 million for the three and six months ended June 30, 2012, respectively, compared to $105.4 million and $210.5 million for the same periods in 2011. The increase in these expenses was due to the increase in gross written premiums in 2012 as compared to 2011 and the impacts of the various start-up initiatives in 2012. The increase in the expense ratios in 2012 as compared to 2011 was primarily attributable to expenses related to these start up initiatives in which expenses outpace earned premiums, coupled with new initiatives to reorganize some of our support functions and the development of a corporate-wide information technology platform.

Consolidated interest expense was comparable at $5.5 million for each of the three months ended June 30, 2012 and 2011. Consolidated interest expense increased from $10.9 million for the six months ended June 30, 2011 to $11.2 million for the same period ended 2012 due to slightly higher interest rates in the first three months of 2012 as compared to the same period in 2011.

Consolidated foreign currency exchange gains were $9.8 million and $6.9 million for the three and six months ended June 30, 2012, respectively, compared to foreign currency exchange losses of $3.4 million and $13.0 million for the same periods in 2011. The increase in the foreign currency exchange gains was due to the U.S Dollar strengthening against the currencies in which we transact our business. Foreign currency exchange (gains) losses represent the conversion into U.S. Dollars of transactions that are settled in currencies other than U.S. Dollars.

Consolidated provisions for income taxes were $1.0 million and $9.5 million for the three and six months ended June 30, 2012 compared to $9.1 million and $6.5 million for the same periods ended 2011. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision (benefit) for income taxes represents taxes on net income (loss) for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. The tax provisions for the three and six months ended June 30, 2012 was impacted principally by foreign currency exchange movements for our United Kingdom operations and the effects of tax-exempt interest for our United States operations. The tax provision for the six months ended June 30, 2011 was the result of our operations in the United States generating pre-tax income, even though we generated pre-tax losses in our Bermuda and United Kingdom operations.

Segment Results

We are primarily engaged in underwriting property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$143.9	$131.8	$251.2	$240.3

Earned premiums	$98.5	$101.8	$194.7	$206.3
Losses and loss adjustment expenses	52.6	71.0	104.8	140.0
Underwriting, acquisition and insurance expenses	34.6	35.5	70.4	71.1

Underwriting income (loss)	11.3	(4.7)	19.5	(4.8)
Net investment income	13.0	14.4	26.0	29.4
Interest expense	(2.0)	(2.2)	(4.3)	(4.1)

Income before income taxes	$22.3	$7.5	$41.2	$20.5

Loss ratio	53.4%	69.6%	53.8%	67.8%
Expense ratio	35.2%	34.9%	36.2%	34.4%

Combined ratio	88.6%	104.5%	90.0%	102.2%

The increase in gross written premiums for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily attributable to increases in the property, casualty and environmental product lines. The Excess and Surplus Lines segment has introduced several new products during 2012 to drive future growth and profitability. This growth was partially offset by decreases in our transportation and errors & omissions businesses as we continue to exit unprofitable lines of business and drive rate increases in targeted classes. The decline in earned premiums for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was the result of reduced gross written premiums in the second half of 2011 and the first quarter of 2012 as we were implementing the strategies noted above.

The decline in the loss ratios for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was attributable to an increase in net favorable development on prior year loss reserves, reduced catastrophe losses in 2012 as compared to 2011, and an improvement in the current accident year loss ratio due to rate and underwriting actions. Catastrophe losses for the three months ended June 30, 2012 were $2.1 million resulting from storms in the United States. Included in losses and loss adjustment expenses for the three months ended June 30, 2012 was $12.4 million in net favorable development on prior accident year loss reserves consisting of $11.4 million of favorable development in the general and products liability lines, primarily in accident year 2009, and $1.3 million of favorable development in property lines, primarily in accident year 2010. This was partially offset by unfavorable development of $0.5 million in auto liability, primarily in accident years 2010 and 2011. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $5.3 million in catastrophe losses resulting from storms in the United States, including $1.6 million resulting from the Alabama and Joplin, Missouri tornadoes. Additionally, included in losses and loss adjustment expense for the three months ended June 30, 2011 was $2.0 million in net favorable reserve development for prior accident years primarily within the casualty and professional lines and property lines.

Catastrophe losses for the six months ended June 30, 2012 were $2.2 million resulting from storms in the United States. Additionally, the Excess and Surplus Lines segment recorded $21.7 million in favorable development in prior accident year loss reserves consisting of $18.1 million of favorable development in the general and products liability lines of business primarily in accident year 2009, $2.0 million of favorable development in the property lines, primarily in accident year 2010, and $1.4 million of favorable development in the automobile liability lines of business, primarily in accident year 2009. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $5.4 million in catastrophe losses resulting from storms in the United States. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $2.2 million in net favorable reserve development for prior accident years consisting of $3.1 million in favorable development in the casualty and professional lines, partially offset by $0.9 million in unfavorable development in the property lines. Loss reserves were $1,260.3 million and $1,329.7 million at June 30, 2012 and 2011, respectively.

The increase in the expense ratio for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily the result of the reductions in earned premiums outpacing the reductions in underwriting expenses.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$92.7	$88.2	$200.4	$183.2

Earned premiums	$81.2	$73.8	$163.2	$150.8
Losses and loss adjustment expenses	67.1	65.5	126.4	114.2
Underwriting, acquisition and insurance expenses	28.3	25.8	57.0	54.2

Underwriting loss	(14.2)	(17.5)	(20.2)	(17.6)
Net investment income	7.0	7.1	13.9	14.4
Interest expense	(1.4)	(1.2)	(2.8)	(2.4)
Fee expense, net	(0.2)	(0.2)	—	(0.5)

Loss before income taxes	$(8.8)	$(11.8)	$(9.1)	$(6.1)

Loss ratio	82.6%	88.9%	77.5%	75.7%
Expense ratio	34.8%	34.9%	34.9%	36.0%

Combined ratio	117.4%	123.8%	112.4%	111.7%

The increase in gross written premiums for the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily reflect an increase in our Surety, State Funds and Rockwood businesses, partially offset by lower involuntary premium and targeted reductions in our Grocer business premium as certain accounts did not meet our underwriting standards. The increase in earned premium during the same periods reflects the impact of the aforementioned items except for State Funds which is 100% ceded and timing differences between when premium is written and earned. Earned premiums for the three and six months ended June 30, 2011 were reduced for $3.6 million of reinstatement premium related to storm activity and $1.3 million of reinstatement premium on surety reinsurance contracts.

The decline in the loss ratio for the three months ended June 30, 2012 as compared to the same period in 2011 was attributable to reduced catastrophe losses and improvement in the current accident year loss ratio resulting from rate and underwriting actions partially offset by increased net unfavorable development on prior accident year reserves. Catastrophe losses for the three months ended June 30, 2012 were $1.8 million resulting from storm activity in the United States. The net unfavorable development on prior accident year loss reserves of $13.4 million was primarily attributable to $13.2 million unfavorable development in general liability lines due to increased claim severity and $1.9 million unfavorable development in auto liability, partially offset by $1.5 million favorable development in workers compensation and $0.2 million favorable development in short tail lines. Catastrophe losses for the three months ended June 30, 2011, were $10.8 million resulting from storm activity in the United States, including $5.9 million from the Alabama and Joplin, Missouri tornadoes. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $2.5 million of net unfavorable loss reserve development on prior accident years. This net unfavorable development was primarily attributable to adverse development in the general liability line of business and an increase in the reserves for one large property claim, partially offset by favorable development in the workers compensation line of business.

Included in the loss ratio for the six months ended June 30, 2012 was $18.0 million in net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $22.6 million unfavorable development in general liability lines due to increased claim severity and $2.9 million unfavorable development in auto liability, partially offset by $6.0 million favorable development in workers compensation and $1.5 million favorable development in short tail lines. Also included in the loss ratio for the six months ended June 30, 2012 was $4.2 million in catastrophe losses from storm activity in the United States. Included in the loss ratio for the six months ended June 30, 2011 was $11.2 million of catastrophe losses resulting from storm activity in the United States. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $0.8 million of net unfavorable loss reserve development on prior accident years. This development arises primarily from adverse development in the general liability line of business and one large property claim offset by favorable development in an assumed Directors and Officers program and the workers compensation line of business. Loss reserves were $628.8 million and $628.2 million at June 30, 2012 and 2011, respectively.

The expense ratios were comparable for the three months ended June 30, 2012 and 2011. The decline in the expense ratio for the six months ended June 30, 2012 as compared to 2011 was primarily attributable to a reduction in contingent commissions payable, coupled with the increase in earned premiums.

International Specialty: The following table summarizes the results of operations for the International Specialty segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$84.3	$62.9	$141.9	$130.1

Earned premiums	$29.4	$25.5	$57.4	$54.7
Losses and loss adjustment expenses	9.7	18.1	22.9	95.8
Other reinsurance-related expenses	2.4	—	4.7	—
Underwriting, acquisition and insurance expenses	9.5	7.8	19.3	13.9

Underwriting income (loss)	7.8	(0.4)	10.5	(55.0)
Net investment income	2.8	3.1	6.9	5.7
Interest expense	(1.0)	(0.7)	(2.0)	(1.5)

Income (loss) before income taxes	$9.6	$2.0	$15.4	$(50.8)

Loss ratio	36.0%	71.0%	43.5%	175.2%
Expense ratio	35.1%	30.4%	36.6%	25.4%

Combined ratio	71.1%	101.4%	80.1%	200.6%

Earned premiums increased by $3.9 million for the three months ended June 30, 2012 as compared to the same period in 2011, mainly due to our new business units in Brazil, Dubai and the European Union, offset partially by reduced property catastrophe reinsurance premiums. Earned premiums for the property catastrophe reinsurance unit decreased to $17.9 million for the three months ended June 30, 2012 compared to $21.5 million for the same period in 2011. The excess casualty and professional lines unit contributed earned premiums of $4.2 million for the three months ended June 30, 2012 compare to $4.0 million for the same period in 2011. Our Brazilian business unit commenced writing business during 2012 and contributed $5.2 million of earned premiums for the three months ended June 30, 2012. Our business units located in Dubai and the European Union contributed $0.6 million of earned premiums for the three months ended June 30, 2012.

Earned premiums increased by $2.7 million for the six months ended June 30, 2012 as compared to the same period in 2011, due to our new business units in Brazil, Dubai and the European Union, offset by reduced property catastrophe reinsurance premiums. Earned premiums for the property catastrophe reinsurance unit decreased to $35.3 million for the six months ended June 30, 2012 compared to $46.7 million for the same period in 2011. The excess casualty and professional lines unit contributed earned premiums of $8.5 million for the six months ended June 30, 2012 compared to $7.9 million for the same period in 2011. Our Brazilian business unit commenced writing business during 2012 and contributed $11.7 million of earned premiums for the six months ended June 30, 2012. Our business units located in Dubai and the European Union contributed $0.7 million of earned premiums for the six months ended June 30, 2012.

The decline in the loss ratios for the three and six months ended June 30, 2012 was driven by the absence of significant catastrophe losses in 2012. Losses and loss adjustment expenses for the three months ended June 30, 2012 reflect no catastrophe losses, while the six months then ended included $1.7 million of losses resulting from tornadoes in the United States. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 were $12.4 million of catastrophe losses primarily attributable to the Alabama and the Joplin, Missouri tornadoes. Catastrophe losses for the six months ended June 30, 2011 were $84.7 million related to the Japan earthquake and tsunami, the Christchurch earthquake, the Brisbane, Australia floods and the Alabama and Joplin tornadoes. Also included in losses and loss adjustment expenses for the three and six months ended June 30, 2012 was $3.4 million and $3.6 million in net favorable development on prior accident year loss reserves, compared to $1.8 million and $3.8 million for the same periods ended 2011. The net favorable development was primarily attributable to the non-catastrophe property reinsurance losses developing favorably. Loss reserves were $244.6 million and $219.7 million at June 30, 2012 and 2011, respectively.

The expense ratio increased for the three and six months ended June 30, 2012 compared to the same period in 2011 due to costs associated with the segment’s new business units in Brazil, Dubai and the European Union. Expenses associated with these units, as is typical for a start up operation, are disproportionately higher than the rate at which premiums are earned.

Syndicate 1200: The following table summarizes the results of operations for the Syndicate 1200 segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$153.2	$123.8	$276.3	$200.5

Earned premiums	$80.4	$70.5	$151.5	$120.9
Losses and loss adjustment expenses	46.2	41.7	85.3	117.6
Other reinsurance-related expenses	1.8	—	3.7	—
Underwriting, acquisition and insurance expenses	31.5	30.3	64.0	55.9

Underwriting income (loss)	0.9	(1.5)	(1.5)	(52.6)
Net investment income	3.7	4.8	7.6	9.0
Interest expense	(0.8)	(0.9)	(1.7)	(1.6)
Fee income, net	0.7	0.5	1.8	0.9

Income (loss) before income taxes	$4.5	$2.9	$6.2	$(44.3)

Loss ratio	58.7%	59.2%	57.7%	97.3%
Expense ratio	40.2%	42.8%	43.3%	46.1%

Combined ratio	98.9%	102.0%	101.0%	143.4%

Earned premiums represent premiums earned on the portion of gross written premiums retained by Argo Group. In 2012 we increased our participation in Syndicate 1200 from 67% to 79%. For the three and six months ended June 30, 2012, the property division recorded gross written premiums of $74.4 million and $134.6 million, respectively, compared to $75.5 million and $123.5 million for the same periods in 2011. The increase in the gross written property premiums for the six months ended June 30, 2012 was driven by the effects of optimizing the property portfolio and the effect of the new underwriting teams gaining traction in 2012. The property book has seen year to date rate increases of approximately 5%. These increases are partially offset by significant competition in the direct and facultative market and planned reductions to international business in both the direct and facultative and international treaty books as a result of our plan to reduce international exposures.

For the three and six months ended June 30, 2012, the casualty division recorded gross written premiums of $36.6 million and $85.3 million, respectively, compared to $23.9 million and $49.2 million for the same periods in 2011. The increase in casualty written premiums in 2012 was driven by the addition of a new class of business in 2012 and existing classes growing as we expand our underwriting appetite and new underwriters gain traction.

The specialty division recorded gross written premiums of $35.4 million and $44.7 million, respectively, compared to $22.7 million and $25.6 million for the same periods in 2011. The aerospace division recorded gross written premiums of $6.8 million and $11.7 million, respectively, compared to $1.7 million and $2.4 million for the same periods in 2011. The increases in the specialty and aerospace divisions were due to the divisions now being in place for a full year, as these divisions began writing business in the first quarter of 2011.

The increase in earned premiums in 2012 as compared to 2011 is primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. The Syndicate 1200 segment reported no catastrophe losses for the three and six months ended June 30, 2012. Included in losses and loss adjustment expense for the three and six months ended June 30, 2012 was $1.9 million and $2.3 million, respectively, in net favorable development on prior accident year loss reserves. The net favorable prior year development was primarily attributable to an improvement in the North America binder class as the benefit of re-underwriting the portfolio continues to come through and improvement in the property facultative class of business as a claim relating to Hurricane Ike was settled for less than case reserves. This favorable development was partially offset by unfavorable development in the professional indemnity class of business driven by an increase in prior year premiums as a result of re-estimation of premium income written through binding authorities. Included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $4.5 million in catastrophe losses resulting from storms in the United States, including the Alabama and Joplin tornadoes, partially offset by $1.6 million reduction to the recorded losses for the 2011 New Zealand earthquake and the Japan earthquake. Included in losses and loss adjustment expenses for the six months ended June 30, 2011 was $42.8 million in catastrophe losses from the storms in the United States, the New Zealand and Japan earthquakes and the Australian floods. Additionally, included in losses and loss adjustment expenses for the three months ended June 30, 2011 was $5.5 million of unfavorable loss reserve development on prior accident years, primarily within the liability lines. The six months ended June 30, 2011 included $11.6 million of unfavorable loss reserve development on prior accident years primarily attributable to $9.2 million of unfavorable development related to liability lines of business and $2.3 million of unfavorable development related to property lines of business.

Loss reserves as of June 30, 2012 were $715.5 million which includes $173.2 million attributable to trade reinsurers, compared to $752.9 million which includes $202.0 million of reserves attributable to the trade capital providers as of June 30, 2011.

The decrease in the expense ratio for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily attributable to the increase in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income, net represents fees and profit commission derived from the management of third party capital for the Company’s underwriting syndicate at Lloyd’s. Fee income, net, for the three months ended June 30, 2012 was $0.7 million compared to $0.5 million for the same period in 2011. Fee income, net for the six months ended June 30, 2012 was $1.8 million compared to $0.9 million for the same period in 2011. The increased fee income, net for the three and six months ended June 30, 2012 was primarily due to a reduction in expenses incurred in the same periods ended June 30, 2011.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Earned premiums	$0.7	$0.1	$0.7	$0.4
Losses and loss adjustment expenses (benefits)	0.2	(5.3)	2.2	(2.8)
Underwriting, acquisition and insurance expenses	1.9	1.8	3.1	5.9

Underwriting (loss) income	(1.4)	3.6	(4.6)	(2.7)
Net investment income	3.5	3.4	7.0	7.3
Interest expense	(0.7)	(0.4)	(1.4)	(0.8)

Income before income taxes	$1.4	$6.6	$1.0	$3.8

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written. Earned premiums for the three and six months ended June 30, 2012 was primarily attributable to premiums adjustments on the legacy Argonaut Group risk-management policies. Earned premiums for the three and six months ended June 30, 2011 was primarily attributable to reinstatement premiums for the legacy PXRE property catastrophe reinsurance program.

Included in losses and loss adjustment expense for the three months ended June 30, 2012 was $0.2 million in unfavorable development on prior accident year loss reserves due to the unwinding of the workers compensation reserve discount. Included in losses and loss adjustment expense for the six months ended June 30, 2012 was $2.2 million in net unfavorable development on prior accident years loss reserved driven by $2.0 million of unfavorable development related to risk management run-off reserves due to strengthening the reserve for unallocated loss adjustment expenses, $0.5 million of unfavorable development related to the unwinding of the workers compensation reserve discount, partially offset by $0.3 million of favorable development in the involuntary lines. Included in losses and loss adjustment expense for the three months ended June 30, 2011 was $5.3 million of net favorable loss reserve development on prior accident years’ reserves, primarily driven by workers compensation and the collection of a contribution settlement with another insurer for a California workers compensation indemnity claim. Included in losses and loss adjustment expense for the six months ended June 30, 2011 was $2.8 million of net favorable loss reserve development on prior accident years’ reserves primarily driven by the collection of a contribution settlement with another insurer for a California workers compensation indemnity claim, and favorable development on legacy PXRE claims, partially offset by unfavorable development in the asbestos and environmental lines due to the settlement of a disputed reinsurance recoverable balance. Loss reserves for the Run-off Lines were as follows:

	Six Months Ended June 30,
	2012		2011
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$75.3	$68.2	$90.2	$82.7
Incurred losses	—	—	2.5	2.0
Losses paid	(7.5)	(6.7)	(14.8)	(13.8)

Loss reserves - asbestos and environmental, end of the period	67.8	61.5	77.9	70.9
Risk management reserves	283.2	198.0	316.0	223.9
PXRE run-off reserves	16.3	16.2	25.1	25.1
Other run-off lines	6.6	6.2	6.6	6.4

Total loss reserves - Run-off Lines	$373.9	$281.9	$425.6	$326.3

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

For the six months ended June 30, 2012, net cash used by operating activities was $28.4 million compared to $2.0 million of net cash provided by operating activities for the same period in 2011. The increase in cash used was primarily attributable to increased claim payments in 2012 from the 2011 catastrophe activity; payments made in 2012 related to our two catastrophe bond reinsurance contracts (see Note 10, “Derivative Instruments”) and present only during the six months ended June 30, 2011 was the receipt of $16.8 million from the settlement of an outstanding reinsurance recoverable balance.

From January 1, 2012 through June 30, 2012, we repurchased 940,922 shares of our common stock at an average price of $29.03 for a total cost of $27.4 million. From July 1, 2012 through August 2, 2012, we repurchased an additional 170,055 shares of our common stock at an average price of $30.10 for a total cost of $5.1 million. Since 2008, when we first began buying back our common shares, through August 2, 2012, we have repurchased 6,082,282 shares of our common stock at an average price of $31.79 for a total cost of $193.4 million.

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

On May 8, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On June 15, 2012, we paid $3.1 million to our shareholders of record on June 1, 2012. For the six months ended June 30, 2012, we have paid cash dividends totaling $6.2 million to our shareholders.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta, Spain and Ireland, which are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more Nationally Recognized Statistical Rating Organizations, i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd. If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used in the preparation of this table. At June 30, 2012, our fixed maturities portfolio had a weighted average rating of AA-, with 80.0% ($2.5 billion fair value) rated A or better, and 46.1% ($1.4 billion fair value) rated AAA. Our portfolio included 7.0% ($215.4 million fair value) of less than investment grade (BB+ or lower) fixed maturities at June 30, 2012. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$412.7	$6.2	$0.7	$1.5	$421.1
Non-U.S. Governments	10.6	5.7	4.3	42.1	62.7
Obligations of states and political subdivisions	137.3	397.5	66.1	13.6	614.5
Credit-Financial	15.0	53.0	214.4	96.6	379.0
Credit-Industrial	5.7	9.4	127.2	288.3	430.6
Credit-Utility	—	12.3	40.8	134.1	187.2
Structured securities:
CMO/MBS-agency	447.5	0.1	—	—	447.6
CMO/MBS-non agency	3.6	2.7	0.4	8.4	15.1
CMBS	92.1	10.3	—	3.9	106.3
ABS-residential	1.4	0.4	—	10.1	11.9
ABS-non residential	55.7	0.9	0.3	2.9	59.8
Foreign denominated:
Governments	206.2	5.3	4.7	2.5	218.7
Credit	24.9	27.3	52.6	8.4	113.2

Total fixed maturities	$1,412.7	$531.1	$511.5	$612.4	$3,067.7

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At June 30, 2012, the fair value of the equity securities portfolio was $494.1 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and six months ended June 30, 2012, we recorded realized gains of $9.8 million and $6.9 million from movements in foreign currency rates on our insurance operations, realized losses of $0.3 million and $0.7 million from movements on foreign currency rates in our investment portfolio, and realized gains of $0.4 million and $0.3 million from the currency forward contracts, respectively. In addition, we had unrealized losses at June 30, 2012 of $10.4 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three and six months ended June 30, 2012 was not material.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1a. Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the three months ended June 30, 2012, we repurchased 602,046 shares at a cost of $17.3 million.

As of June 30, 2012, we had repurchased a total of 5,912,227 of our common shares (total of $188.3 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2012	208,927	$28.99	208,927	$99,424,607
May 1 through May 31, 2012	268,433	$28.74	266,619	$91,761,578
June 1 through June 30, 2012	126,500	$28.42	126,500	$88,166,244

Total	603,860	$28.76	602,046

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employee equity compensation plans. For the three months ended June 30, 2012, we received 1,814 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Compensation Clawback Policy

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 9, 2012	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 9, 2012	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer