Form 10-Q
period 2012-09-30
Argo Group International Holdings, Ltd.
filed 2012-11-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 5, 2012.

Title	Outstanding
Common Shares, par value $1.00 per share	25,119,631

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(As Adjusted)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2012 - $2,985.5; 2011 - $3,095.4)	$3,157.5	$3,215.5
Equity securities, at fair value (cost: 2012 - $373.3; 2011 - $291.5)	533.3	403.6
Other investments (cost: 2012 - $282.7; 2011 - $232.3)	283.6	232.0
Short-term investments, at fair value (cost: 2012 - $370.5; 2011 - $296.4)	370.5	296.4

Total investments	4,344.9	4,147.5

Cash	142.7	100.9
Accrued investment income	28.8	32.3
Premiums receivable	402.9	309.0
Reinsurance recoverables	1,016.5	1,144.1
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	88.4	93.0
Current income taxes receivable, net	21.3	11.2
Deferred acquisition costs, net	107.7	101.5
Ceded unearned premiums	213.0	179.4
Other assets	129.8	105.6

Total assets	$6,649.8	$6,378.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,227.9	$3,291.1
Unearned premiums	787.0	658.2
Accrued underwriting expenses	96.2	78.5
Ceded reinsurance payable, net	368.0	424.5
Funds held	29.7	35.8
Senior unsecured fixed rate notes	143.8	0.0
Other indebtedness	64.5	65.5
Junior subordinated debentures	311.5	311.5
Deferred tax liabilities, net	49.7	18.5
Other liabilities	29.6	31.7

Total liabilities	5,107.9	4,915.3

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,358,135 and 31,285,469 shares issued at September 30, 2012 and December 31, 2011, respectively	31.4	31.3
Additional paid-in capital	721.2	716.8
Treasury shares (6,248,209 and 4,971,305 shares at September 30, 2012 and December 31, 2011, respectively)	(198.5)	(160.9)
Retained earnings	783.7	736.0
Accumulated other comprehensive gain, net of taxes	204.1	139.8

Total shareholders’ equity	1,541.9	1,463.0

Total liabilities and shareholders’ equity	$6,649.8	$6,378.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Premiums and other revenue:
Earned premiums	$304.3	$270.9	$871.8	$804.0
Net investment income	28.9	30.0	90.3	96.3
Fee income, net	3.0	1.4	4.8	1.8
Net realized investment gains	8.3	3.9	18.7	37.7

Total revenue	344.5	306.2	985.6	939.8

Expenses:
Losses and loss adjustment expenses	186.3	199.6	527.9	664.4
Other reinsurance-related expenses	7.0	2.7	20.8	3.1
Underwriting, acquisition and insurance expenses	118.0	104.2	346.3	314.7
Interest expense	5.8	5.6	17.0	16.5
Foreign currency exchange loss (gain)	9.7	(1.9)	2.8	11.1

Total expenses	326.8	310.2	914.8	1,009.8

Income (loss) before income taxes	17.7	(4.0)	70.8	(70.0)
Provision for income taxes	4.3	6.8	13.8	13.3

Net income (loss)	$13.4	$(10.8)	$57.0	$(83.3)

Net income (loss) per common share:
Basic	$0.53	$(0.39)	$2.22	$(3.04)

Diluted	$0.52	$(0.39)	$2.18	$(3.04)

Dividend declared per common share:	$0.12	$0.12	$0.36	$0.36

Weighted average common shares:
Basic	25,227,194	27,237,788	25,694,761	27,374,953

Diluted	25,756,883	27,237,788	26,101,734	27,374,953

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Realized investment gains before other-than-temporary impairment losses	$9.4	$5.1	$20.7	$38.9
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(1.1)	(0.1)	(1.4)	(0.1)
Other-than-temporary impairment losses on equity securities	0.0	(1.1)	(0.6)	(1.1)
Non-credit portion of losses recognized in other comprehensive income (loss)	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	(1.1)	(1.2)	(2.0)	(1.2)

Net realized investment gains	$8.3	$3.9	$18.7	$37.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Net income (loss)	$13.4	$(10.8)	$57.0	$(83.3)

Other comprehensive income (loss):
Foreign currency translation adjustments	0.9	(5.0)	(2.4)	(4.9)
Defined benefit pension plan:
Net loss arising during the period	0.0	(1.5)	(0.9)	(0.9)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	64.6	(50.0)	106.9	(2.7)
Reclassification adjustment for gains included in net income (loss)	(1.7)	(6.2)	(11.1)	(32.7)

Other comprehensive income (loss) before tax	63.8	(62.7)	92.5	(41.2)
Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plan:
Net loss arising during the period	0.0	(0.5)	(0.3)	(0.3)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	17.6	(9.2)	31.7	3.1
Reclassification adjustment for gains included in net income (loss)	(0.4)	(1.9)	(3.2)	(10.5)

Income tax provision (benefit) related to other comprehensive income (loss)	17.2	(11.6)	28.2	(7.7)

Other comprehensive income (loss), net of tax	46.6	(51.1)	64.3	(33.5)

Comprehensive income (loss)	$60.0	$(61.9)	$121.3	$(116.8)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
		(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$57.0	$(83.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	27.9	21.8
Share-based payments expense	7.9	2.5
Excess tax expense from share-based payment arrangements	0.0	0.1
Deferred income tax provision, net	2.6	10.3
Net realized investment gains	(18.6)	(37.7)
Loss on disposals of fixed assets, net	0.3	0.2
Change in:
Accrued investment income	3.5	2.0
Receivables	34.6	54.6
Deferred acquisition costs	(6.2)	2.3
Ceded unearned premiums	(33.9)	(63.7)
Reserves for losses and loss adjustment expenses	(74.6)	197.4
Unearned premiums	129.4	69.3
Ceded reinsurance payable and funds held	(63.4)	(93.8)
Income taxes	(10.1)	(10.4)
Accrued underwriting expenses	13.2	3.9
Other, net	(6.1)	(19.3)

Cash provided by operating activities	63.5	56.2

Cash flows from investing activities:
Sales of fixed maturity investments	886.9	1,021.0
Maturities and mandatory calls of fixed maturity investments	364.9	296.7
Sales of equity securities	9.1	29.8
Sales of other investments	2.5	2.4
Purchases of fixed maturity investments	(1,147.3)	(1,199.1)
Purchases of equity securities	(91.4)	(75.5)
Purchases of other investments	(12.7)	(51.9)
Change in foreign regulatory deposits	(20.2)	(13.2)
Change in short-term investments	(78.8)	21.0
Settlements of foreign currency exchange forward contracts	(0.6)	9.0
Purchases of fixed assets, net	(26.9)	(10.8)
Acquisition of subsidiaries	(1.4)	(0.5)
Other, net	2.7	1.2

Cash (used) provided by investing activities	(113.2)	30.1

Cash flows from financing activities:
Proceeds from issuance of senior unsecured fixed rate notes, net	139.2	0.0
Activity under stock incentive plans	0.7	0.9
Repurchase of Company’s common shares	(38.6)	(35.9)
Excess tax expense from share-based payment arrangements	0.0	(0.1)
Payment of cash dividend to common shareholders	(9.3)	(10.0)

Cash provided (used) by financing activities	92.0	(45.1)

Effect of exchange rate changes on cash	(0.5)	(4.9)

Change in cash	41.8	36.3
Cash, beginning of period	100.9	83.5

Cash, end of period	$142.7	$119.8

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

The interim financial information as of, and for the three and nine months ended, September 30, 2012 and 2011 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of September 30, 2012.

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

The effect of the retrospective adoption on individual financial statement line items in our Consolidated Balance Sheet was as follows:

	December 31, 2011
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Reinsurance recoverables	$1,143.5	$1,144.1	$0.6
Deferred acquisition costs, net	125.7	101.5	(24.2)
Deferred tax liabilities, net	26.1	18.5	(7.6)
Retained earnings	752.0	736.0	(16.0)

The effect of the retrospective adoption on individual financial statement line items in our Consolidated Statements of Loss for the three and nine months ended September 30, 2011 was as follows:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in millions, except per share data)	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Underwriting, acquisition and insurance expenses	$106.3	$104.2	$(2.1)	$315.9	$314.7	$(1.2)
Loss before income taxes	(6.1)	(4.0)	2.1	(71.2)	(70.0)	1.2
Provision for income taxes	6.0	6.8	0.8	12.6	13.3	0.7
Net loss	(12.1)	(10.8)	1.3	(83.8)	(83.3)	0.5
Net loss per common share:
Basic	$(0.44)	$(0.39)	$0.05	$(3.06)	$(3.04)	$0.02
Diluted	(0.44)	(0.39)	0.05	(3.06)	(3.04)	0.02

There were no changes to net cash flows from operating, investing or financing activities in our Consolidated Statement of Cash Flow for the comparative period presented as a result of the adoption of this authoritative guidance. In this Form 10-Q, interim financial information for the three and nine months ended September 30, 2011 and balances at December 31, 2011 have been adjusted in accordance with the adoption of this authoritative guidance.

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

In December 2011, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This update is applicable to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this update should be provided retrospectively for all comparative periods presented. We do not anticipate that this update will have an impact on our financial results and disclosures.

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

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$406.0	$10.9	$0.0	$416.9
Non-U.S. Governments	56.6	3.5	0.1	60.0
Obligations of states and political subdivisions	560.7	49.4	0.3	609.8
Credit-Financial	366.4	24.6	0.7	390.3
Credit-Industrial	411.2	32.1	1.0	442.3
Credit-Utility	183.0	12.3	0.6	194.7
Structured securities:
CMO/MBS-agency (2)	418.7	25.9	0.1	444.5
CMO/MBS-non agency	13.6	0.8	0.2	14.2
CMBS (3)	104.9	6.3	0.2	111.0
ABS-residential (4)	11.1	0.3	1.0	10.4
ABS-non residential	77.1	1.2	0.0	78.3
Foreign denominated:
Governments	250.3	10.5	5.3	255.5
Credit	125.9	6.4	2.7	129.6

Total fixed maturities	2,985.5	184.2	12.2	3,157.5
Equity securities	373.3	165.9	5.9	533.3
Other investments	282.7	3.1	2.2	283.6
Short-term investments	370.5	0.0	0.0	370.5

Total investments	$4,012.0	$353.2	$20.3	$4,344.9

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $4.3 million amortized cost, $4.3 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

December 31, 2011		Gross	Gross
(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$482.8	$12.5	$0.0	$495.3
Non-U.S. Governments	56.2	1.0	1.6	55.6
Obligations of states and politicalsubdivisions	589.3	47.4	0.3	636.4
Credit-Financial	378.3	10.4	5.2	383.5
Credit-Industrial	411.6	20.8	3.4	429.0
Credit-Utility	163.9	7.5	1.2	170.2
Structured securities:
CMO/MBS-agency (2)	516.0	30.7	0.2	546.5
CMO/MBS-non agency	18.5	0.7	0.8	18.4
CMBS (3)	100.7	5.2	0.3	105.6
ABS-residential (4)	15.3	0.1	2.0	13.4
ABS-non residential	47.0	1.0	0.0	48.0
Foreign denominated:
Governments	224.7	9.1	8.8	225.0
Credit	91.1	2.2	4.7	88.6

Total fixed maturities	3,095.4	148.6	28.5	3,215.5
Equity securities	291.5	120.7	8.6	403.6
Other investments	232.3	0.7	1.0	232.0
Short-term investments	296.4	0.0	0.0	296.4

Total investments	$3,915.6	$270.0	$38.1	$4,147.5

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $48.7 million amortized cost, $49.1 million fair value.
(2)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(3)	Commercial mortgage-backed securities (“CMBS”).
(4)	Asset-backed securities (“ABS”).

Included in total investments at September 30, 2012 and December 31, 2011 was $150.1 million and $162.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$240.1	$242.7
Due after one year through five years	1,164.7	1,209.8
Due after five years through ten years	763.6	837.1
Thereafter	191.7	209.5
Structured securities	625.4	658.4

Total	$2,985.5	$3,157.5

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at September 30, 2012 and December 31, 2011 is presented below:

September 30, 2012	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$2.2	$0.0	$0.0	$0.0	$2.2	$0.0
Non-U.S. Governments (2)	5.4	0.1	0.6	0.0	6.0	0.1
Obligations of states and political subdivisions	5.1	0.1	0.7	0.2	5.8	0.3
Credit-Financial	10.2	0.1	9.9	0.6	20.1	0.7
Credit-Industrial	21.6	0.4	6.2	0.6	27.8	1.0
Credit-Utility	4.4	0.2	1.3	0.4	5.7	0.6
Structured securities:
CMO/MBS-agency (2)	8.4	0.1	0.3	0.0	8.7	0.1
CMO/MBS-non agency	2.0	0.1	2.5	0.1	4.5	0.2
CMBS (1)	0.4	0.0	3.8	0.2	4.2	0.2
ABS-residential (1)	0.3	0.0	5.4	1.0	5.7	1.0
ABS-non residential (1) (2)	3.9	0.0	0.2	0.0	4.1	0.0
Foreign denominated:
Governments (2)	118.9	5.3	0.3	0.0	119.2	5.3
Credit	49.3	2.7	0.0	0.0	49.3	2.7

Total fixed maturities	232.1	9.1	31.2	3.1	263.3	12.2
Equity securities	40.8	2.7	14.0	3.2	54.8	5.9
Other investments	14.3	2.2	0.0	0.0	14.3	2.2
Short-term investments (1)	1.1	0.0	0.0	0.0	1.1	0.0

Total	$288.3	$14.0	$45.2	$6.3	$333.5	$20.3

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2011	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$41.0	$0.0	$0.0	$0.0	$41.0	$0.0
Non-U.S. Governments	22.4	1.6	0.0	0.0	22.4	1.6
Obligations of states and political subdivisions (1)	1.4	0.0	0.7	0.3	2.1	0.3
Credit-Financial	81.8	3.8	9.4	1.4	91.2	5.2
Credit-Industrial	67.4	3.4	0.0	0.0	67.4	3.4
Credit-Utility	21.7	1.2	0.0	0.0	21.7	1.2
Structured securities:
CMO/MBS-agency	28.9	0.1	3.2	0.1	32.1	0.2
CMO/MBS-non agency	6.7	0.2	4.2	0.6	10.9	0.8
CMBS (1)	0.7	0.0	4.2	0.3	4.9	0.3
ABS-residential	1.2	0.1	9.6	1.9	10.8	2.0
ABS-non residential (1) (2)	4.0	0.0	0.3	0.0	4.3	0.0
Foreign denominated:
Governments	166.3	8.8	0.0	0.0	166.3	8.8
Credit	65.9	4.1	5.3	0.6	71.2	4.7

Total fixed maturities	509.4	23.3	36.9	5.2	546.3	28.5
Equity securities	84.3	8.5	0.2	0.1	84.5	8.6
Other investments (3)	(1.0)	1.0	0.0	0.0	(1.0)	1.0
Short-term investments (1)	21.2	0.0	0.0	0.0	21.2	0.0

Total	$613.9	$32.8	$37.1	$5.3	$651.0	$38.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.
(3)	Unrealized foreign currency exchange position at December 31, 2011.

We hold a total of 6,143 securities, of which 677 were in an unrealized loss position for less than one year and 151 were in an unrealized loss position for a period one year or greater as of September 30, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. Unrealized losses greater than twelve months on equity securities were principally the result of current market conditions. We currently do not intend to sell these securities and will likely not be required to sell these securities. We do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Frequency of loss is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Severity of loss includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $1.1 million and $1.4 million for the three months and nine months ended September 30, 2012, respectively. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.1 million and $0.1 million for the three and nine months ended September 30, 2011, respectively. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $0.0 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. We recognized other-than-temporary losses on our equity portfolio of $1.1 million and $1.1 million for the three and nine months ended September 30, 2011, respectively.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Realized gains
Fixed maturities	$5.5	$8.4	$21.0	$25.5
Equity securities	0.2	0.9	0.4	15.7
Other investments	7.7	3.2	20.8	11.6
Short-term investments	0.2	0.7	0.5	1.0

Gross realized gains	13.6	13.2	42.7	53.8
Realized losses
Fixed maturities	(3.0)	(2.5)	(8.1)	(6.8)
Equity securities	(0.1)	0.0	(0.4)	(0.7)
Other investments	(1.1)	(5.6)	(13.2)	(6.9)
Short-term investments	0.0	0.0	(0.3)	(0.5)
Other-than-temporary impairment losses on fixed maturities	(1.1)	(0.1)	(1.4)	(0.1)
Other-than-temporary impairment losses on equity securities	0.0	(1.1)	(0.6)	(1.1)

Gross realized losses	(5.3)	(9.3)	(24.0)	(16.1)

Net realized investment gains	$8.3	$3.9	$18.7	$37.7

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

As of September 30, 2012 and 2011, we hedged $2.4 million and $4.3 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $2.3 million and $4.3 million, respectively, of foreign exchange forward contracts. The net realized effect on income was not significant.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in Other investments. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income (Loss). The notional amount of the currency forward contracts was $104.9 million and $133.4 million as of September 30, 2012 and 2011, respectively. The fair value of the currency forward contracts was a gain of $2.5 million and a loss of $4.3 million as of September 30, 2012 and 2011, respectively. We recognized net realized gains from the currency forward contacts of $2.5 million and $2.8 million and net realized losses of $1.1 million and net realized gains of $2.8 million for the three and nine months ended September 30, 2012 and 2011, respectively.

During the second quarter of 2012, we entered into a put option contract to hedge the foreign currency exposure on a portion of our Euro-denominated investment portfolio. This put option expires prior to the end of the year and has a fair value of $0.3 million at September 30, 2012. We recognized realized losses from the put option contract of $0.4 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

Regulatory Deposits, Pledged Securities and Letters of Credit

At September 30, 2012, the amortized cost and fair value of investments on deposit for regulatory purposes and reinsurance were $210.7 million and $229.3 million, respectively.

Investments with an amortized cost of $201.2 million and fair value of $204.5 million were pledged as collateral in support of irrevocable letters of credit at September 30, 2012. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $45.5 million, and $124.9 million for our Corporate member’s capital as security to support the underwriting business at Lloyd’s of London (“Lloyd’s”).

At September 30, 2012, our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$124.9
Fixed maturities, at fair value	174.2
Short-term investments, at fair value	9.0

Total securities and letters of credit pledged to Lloyd’s	$308.1

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we reviewed these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2012. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three or nine months ended September 30, 2012.

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

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the three or nine months ended September 30, 2012.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include principally short-term money market accounts. There were no transfers of short-term investments between Level 1 and Level 2 for the three months or nine months ended September 30, 2012.

Other Assets Level 3: We entered into two reinsurance contracts that are deemed derivatives. The fair value was estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 10 “Derivative Instruments” for related disclosures.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$416.9	$219.2	$197.7	$0.0
Non-U.S. Governments	60.0	0.0	60.0	0.0
Obligations of states and political subdivisions	609.8	0.0	609.8	0.0
Credit-Financial	390.3	0.0	390.3	0.0
Credit-Industrial	442.3	0.0	442.3	0.0
Credit-Utility	194.7	0.0	194.7	0.0
Structured securities:
CMO/MBS-agency	444.5	0.0	444.5	0.0
CMO/MBS-non agency	14.2	0.0	14.2	0.0
CMBS	111.0	0.0	111.0	0.0
ABS-residential	10.4	0.0	10.4	0.0
ABS-non residential	78.3	0.0	78.3	0.0
Foreign denominated:
Governments	255.5	0.0	255.5	0.0
Credit	129.6	0.0	129.6	0.0

Total fixed maturities	3,157.5	219.2	2,938.3	0.0
Equity securities	533.3	480.7	50.8	1.8
Other investments	139.0	0.0	139.0	0.0
Short-term investments	370.5	321.5	49.0	0.0
Other assets	6.4	0.0	0.0	6.4

	$4,206.7	$1,021.4	$3,177.1	$8.2

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$495.3	$214.9	$280.4	$0.0
Non-U.S. Governments	55.6	0.0	55.6	0.0
Obligations of states and political subdivisions	636.4	0.0	636.4	0.0
Credit-Financial	383.5	0.0	382.8	0.7
Credit-Industrial	429.0	0.0	429.0	0.0
Credit-Utility	170.2	0.0	170.2	0.0
Structured securities:
CMO/MBS-agency	546.5	0.0	546.5	0.0
CMO/MBS-non agency	18.4	0.0	18.4	0.0
CMBS	105.6	0.0	105.6	0.0
ABS-residential	13.4	0.0	13.4	0.0
ABS-non residential	48.0	0.0	48.0	0.0
Foreign denominated:
Governments	225.0	0.0	225.0	0.0
Credit	88.6	0.0	88.6	0.0

Total fixed maturities	3,215.5	214.9	2,999.9	0.7
Equity securities	403.6	352.2	49.0	2.4
Other investments	99.9	0.0	99.9	0.0
Short-term investments	296.4	260.7	35.7	0.0
Other assets	9.0	0.0	0.0	9.0

	$4,024.4	$827.8	$3,184.5	$12.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at September 30, 2012 and December 31, 2011 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.1	0.0	0.0	0.1
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0	0.0
Issuances	0.0	0.0	0.0	0.0
Sales	(0.8)	(0.6)	(2.6)	(4.0)
Settlements	0.0	0.0	0.0	0.0

Ending balance, September 30, 2012	$(0.0)	$1.8	$6.4	$8.2

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$0.0	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$0.0	$21.7
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	20.5	0.0	20.5
Included in other comprehensive income	0.0	(15.5)	0.0	(15.5)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	9.0	9.0
Issuances	0.0	0.0	0.0	0.0
Sales	0.0	(23.6)	0.0	(23.6)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2011	$0.7	$2.4	$9.0	$12.1

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$0.0	$0.0	$0.0	$0.0

The equity securities activity during 2011 was primarily related to the sale of one security.

At September 30, 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

4.	Shareholders’ Equity

On August 7, 2012 and August 5, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On September 18, 2012 and September 15, 2011, we paid $3.0 million and $3.3 million, respectively, to our shareholders of record on September 4, 2012 and September 1, 2011, respectively. For the nine months ended September 30, 2012 and 2011, we have paid cash dividends totaling $9.3 million and $9.9 million to our shareholders.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through September 30, 2012, we have repurchased 6,248,209 shares of our common stock at an average price of $31.76 for a total cost of $198.5 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2012, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $78.0 million.

A summary of activity from January 1, 2012 through September 30, 2012 follows.

For the three and nine months ended September 30, 2012, we repurchased 120,400 and 291,567 common shares on the open market for $3.7 million and $8.6 million, respectively.

In 2012, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2012 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/14/2011	01/01/12-02/16/12 (1)	184,311	$29.13	$5.4	2011
03/14/2012	03/16/12-05/10/12	468,944	$29.32	$13.8	2011
06/14/2012	06/18/12-08/09/12 (2)	332,082	$29.63	$9.8	2011

(1)

The above table only reflects the 2012 activity under this Rule 10b5-1 trading plan. In 2011, 73,018 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $2.1 million. Total shares repurchased in 2011 and 2012 under this Rule 10b5-1 trading plan are 257,329 shares at an average price of $29.06 for a total cost of $7.5 million.

(2)	During the three months ended September 30, 2012, 215,582 shares were repurchased at an average price of $30.28 for a total cost of $6.5 million.

5.    Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2012	2011	2012	2011
Net income (loss)	$13.4	$(10.8)	$57.0	$(83.3)
Weighted average common shares outstanding - basic	25,227,194	27,237,788	25,694,761	27,374,953
Effect of dilutive securities
Equity compensation awards	529,689	0	406,973	0

Weighted average common shares outstanding - diluted	25,756,883	27,237,788	26,101,734	27,374,953

Net income (loss) per common share - basic	$0.53	$(0.39)	$2.22	$(3.04)

Net income (loss) per common share - diluted	$0.52	$(0.39)	$2.18	$(3.04)

Excluded from the weighted average common shares outstanding calculation at September 30, 2012 and 2011 are 6,248,209 shares and 4,544,329 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2012, equity compensation awards to purchase 972,175 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2012 through 2019. For the three and nine months ended September 30, 2011, equity compensation awards to purchase 1,506,164 shares and 1,571,066 shares, respectively, of common stock were excluded from the computation of diluted net loss per common share because the net loss caused their effect to be anti-dilutive. These instruments expire at varying times from 2012 through 2018.

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

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Current tax provision	$5.7	$2.6	$11.2	$3.0
Deferred tax (benefit) provision related to:
Future tax deductions	(2.1)	4.4	0.8	11.0
Valuation allowance change	0.7	(0.2)	1.8	(0.7)

Income tax provision	$4.3	$6.8	$13.8	$13.3

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2012 and 2011, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
(in millions)	2012			2011
	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$8.0		0.0%	$(24.4)	0.0%
United States	12.1		21.0%	17.1	36.4%
United Kingdom	0.1		1217.4%	4.4	11.6%
Belgium	0.1		20.0%	0.1	25.5%
Brazil	(1.9)		0.0%	(1.2)	0.0%
Dubai	0.0	(1)	0.0%	0.0 (1)	0.0%
Ireland	0.0		0.0%	0.0	0.0%
Malta	(0.7)		0.0%	n/a	n/a
Switzerland	0.0	(1)	25.0%	0.0 (1)	0.0%

Pre-tax income (loss)	$17.7			$(4.0)

(1)	Pre-tax income for the respective period was less than $0.1 million.

	For the Nine Months Ended September 30,
(in millions)	2012		2011
	Pre-tax income (loss)	Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$18.2	0.0%	$(110.3)	0.0%
United States	45.8	22.8%	67.4	27.9%
United Kingdom	13.8	24.0%	(25.2)	22.1%
Belgium	0.2	33.6%	0.3	15.4%
Brazil	(5.4)	0.0%	(2.2)	0.0%
Dubai	0.1	0.0%	0.0 (1)	0.0%
Ireland	(0.1)	0.0%	0.0	0.0%
Malta	(1.8)	0.0%	n/a	n/a
Switzerland	0.0 (1)	24.0%	0.0 (1)	23.1%

Pre-tax income (loss)	$70.8		$(70.0)

(1)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Income tax provision at expected rate	$3.3	$7.5	$17.0	$17.1
Tax effect of:
Tax-exempt interest	(1.2)	(1.4)	(4.2)	(4.3)
Dividends received deduction	(0.4)	(0.1)	(1.3)	(1.2)
Valuation allowance change	0.7	(0.2)	1.8	(0.7)
Other permanent adjustments, net	0.1	0.9	0.8	1.8
Adjustment for annualized rate	0.0	0.9	0.0	(0.1)
United States state tax expense (benefit)	0.0	0.1	(0.2)	(0.3)
Other foreign adjustments	0.0	(0.1)	0.1	0.0
Prior year foreign taxes recovered	0.0	(0.3)	0.0	(0.3)
Deferred tax rate reduction	(0.6)	(0.1)	(0.6)	(0.1)
Foreign exchange adjustments	2.4	(0.4)	0.4	1.4

Income tax provision	$4.3	$6.8	$13.8	$13.3

Income tax provision (benefit) - Foreign	$1.8	$0.5	$3.4	$(5.5)
Income tax provision - United States Federal	2.3	6.0	10.6	19.2
Income tax provision (benefit) - United States State	0.2	0.3	(0.2)	(0.4)

Income tax provision	$4.3	$6.8	$13.8	$13.3

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our operations in the United States. At September 30, 2012, we had a total net deferred tax asset of $2.5 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $31.0 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not utilized by December 31, 2027, $0.4 million will expire if not utilized by December 31, 2028 and $0.4 million will expire if not utilized by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $52.2 million is required as of September 30, 2012. The loss carryforwards available to utilize per year are $2.8 million as required by Internal Revenue Code Section 382. For the nine months ended September 30, 2012, the valuation allowance was reduced by $0.7 million pertaining to the utilization of the PXRE and ARIS loss carryforwards, was increased by $0.7 million pertaining to the Malta operations and was increased by $1.8 million pertaining to the Brazil operations.

We have no material unrecognized tax benefits as of September 30, 2012. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2008.

8.     Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the nine months ended September 30, 2012 and 2011:

	2012	2011
Risk-free rate of return	0.68% to 1.11%	0.89% to 2.07%
Expected dividend yields	1.63% to 1.67%	1.37% to 1.54%
Expected award life (years)	5.03 to 5.04	5.04 to 5.07
Expected volatility	32.5% to 32.8%	32.1% to 32.5%

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

A summary of option activity under the 2007 Plan as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	411,314	$36.70
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(5,731)	$35.29

Outstanding at September 30, 2012	405,583	$36.72

Options outstanding under this plan vest over a one to five year period, subject to continued employment. Expense recognized under this plan for share options was $0.5 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income (Loss). Unamortized expense for these options was $0.1 million as of September 30, 2012.

A summary of restricted share activity under the 2007 Plan as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	148,373	$31.09
Granted	163,598	$29.64
Vested and issued	(43,277)	$32.64
Expired or forfeited	(26,177)	$32.56

Outstanding at September 30, 2012	242,517	$30.16

The restricted shares will vest over two to four years. Expense recognized under this plan for the restricted shares was $1.4 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $6.0 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	927,225	$30.18
Granted	370,720	$29.59
Exercised	(2,764)	$28.01
Expired or forfeited	(142,255)	$32.26

Outstanding at September 30, 2012	1,152,926	$29.74

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.7 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $4.7 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,086,043	$30.38
Granted	829,278	$29.65
Exercised	(14,199)	$28.04
Expired or forfeited	(117,518)	$31.92

Outstanding at September 30, 2012	1,783,604	$29.95

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be re-valued at each reporting period. Expense recognized for the cash-settled SARs totaled $3.6 million for the nine months ended September 30, 2012. Due to the decline in our stock price from December 31, 2010 to September 30, 2011, the revaluation of the cash-settled SARs resulted in a $1.3 million reduction to expense for the nine months ended September 30, 2011. As of September 30, 2012, there was $6.9 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $0.9 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

A summary of option activity under the Amended Plan as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	408,671	$35.93
Granted	0	$0.00
Exercised	(10,097)	$23.29
Expired or forfeited	(179,190)	$34.99

Outstanding at September 30, 2012	219,384	$37.29

All options granted under the Amended Plan were fully vested in August 2011.

9.    Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $106.5 million and $148.5 million as of September 30, 2012 and 2011, respectively:

	For the Nine Months Ended September 30,
(in millions)	2012	2011
Net reserves beginning of the year	$2,336.7	$2,253.0
Add:
Net reserves from assumed retroactive insurance contract (1)	13.0	0.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	545.7	662.8
Prior accident years	(17.8)	1.6

Losses and LAE incurred during calendar year, net of reinsurance	527.9	664.4

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	111.9	153.2
Prior accident years	450.1	417.1

Losses and LAE payments made during current calendar year, net of reinsurance:	562.0	570.3

Change in participation interest (2)	(3.1)	31.2
Foreign exchange adjustments	5.4	12.0

Net reserves - end of period	2,317.9	2,390.3
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	910.0	959.3

Gross reserves - end of period	$3,227.9	$3,349.6

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

Included in losses and LAE for the nine months ended September 30, 2012 was $17.8 million in favorable prior years’ loss reserve development comprised of the following: $33.5 million of favorable development in the Excess and Surplus Lines segment primarily driven by $23.6 million of favorable development in the general and products liability lines of business in accident years 2009 and prior, $3.1 million of favorable development in the property lines, primarily in accident year 2010 and $2.4 million of favorable development in the automobile liability lines of business, primarily in accident year 2009; $18.6 million of net unfavorable development in the Commercial Specialty segment driven by $24.9 million of unfavorable development in general liability due to increases in claim severity, $3.8 million of unfavorable development in the automobile liability lines of business, partially offset by $7.7 million of favorable development in workers compensation and $2.4 million of favorable development in short-tail lines; $4.5 million of net favorable development in the International Specialty segment primarily driven by $5.0 million of favorable development attributable to short-tail non-catastrophe losses, $0.3 million of favorable development in long-tail professional liability, partially offset by $0.8 million of unfavorable development related to short-tail catastrophe losses primarily due to the 2011 catastrophe events; $4.4 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in the property facultative class of business, partially offset by unfavorable development in the general liability class of business; and $6.0 million of net unfavorable development in the Run-off Lines segment primarily due to $5.5 million of unfavorable development in asbestos driven by increasing defense costs, unfavorable development in other run-off lines, partially offset by favorable development in workers compensation and legacy PXRE claims.

Included in losses and LAE for the nine months ended September 30, 2011 was $1.6 million in unfavorable prior years’ loss reserve development comprised of the following: $17.8 million of favorable development in the Excess and Surplus Lines segment resulting from $13.2 million of favorable development in the general and products liability lines of business, $3.4 million of favorable development in the automobile liability lines of business and $1.2 million of favorable development primarily in the professional liability and property lines of business; $4.7 million of net unfavorable development in the Commercial Specialty segment primarily driven by $12.1 million of unfavorable development in general liability due primarily to increases in claim severity, partially offset by $4.1 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program; $3.6 million of net favorable development in the International Specialty segment comprised of $3.9 million of favorable development attributable to short-tail non-catastrophe losses, $1.1 million of favorable development related to 2005 Hurricanes Ike and Gustav, partially offset by $1.4 million of unfavorable development attributable to the 2010 New Zealand earthquake; $14.8 million of unfavorable development in the Syndicate 1200 segment primarily attributable to $10.1 million of unfavorable development in the liability lines of business driven by deterioration in the professional indemnity and general liability classes of business related to a small number of specific claims and a reduction in the estimate of future reinsurance recoveries, coupled with $4.6 million of unfavorable development related to property lines of business where the claims experience was worse than expected; and $3.5 million of net unfavorable development in the Run-off Lines segment primarily due to $11.7 million of unfavorable development in asbestos and environmental lines, partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant enviromental loss.

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

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income (Loss). As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract. Included in “Other reinsurance-related expenses” for the three and nine months ended September 30, 2012 was $7.0 million and $20.8 million, respectively, and $2.7 million and $3.1 million for the three and nine months ended September 30, 2011, respectively. The expense in each respective period was due to the change in the fair value of the derivative(s), principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets were $6.4 million and $9.0 million, which represent the fair value of these contracts at September 30, 2012 and December 31, 2011, respectively.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of the FASB Accounting Standards Codification Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

11.    Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Commissions	$55.3	$49.0	$156.0	$143.1
General expenses	60.2	51.0	182.2	153.1
Premium taxes, boards and bureaus	7.1	8.0	19.2	19.7

	122.6	108.0	357.4	315.9
Net deferral of policy acquisition costs	(4.6)	(3.8)	(11.1)	(1.2)

Total underwriting, acquisition and insurance expenses	$118.0	$104.2	$346.3	$314.7

Underwriting, acquisition and insurance expenses increased for the nine months ended September 30, 2012 due primarily to an increase in the participation percentage of the Lloyd’s Syndicate 1200 and cost associated with our start up operations primarily in Brazil. Included in general expenses for the nine months ended September 30, 2011 is $4.0 million of expense to write-off certain uncollectible balances in reinsurance recoverables on paid losses. Partially offsetting these expenses were a recovery of $0.9 million for reinsurance recoverable amounts previously written off and a reversal of $0.9 million to adjust the allowances for doubtful accounts on premiums receivable and reinsurance recoverable on paid losses.

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

Revenue and income (loss) before income taxes for each segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Revenue:
Earned premiums
Excess and Surplus Lines	$100.8	$99.5	$295.5	$305.8
Commercial Specialty	78.6	82.9	241.8	233.7
International Specialty	33.4	21.3	90.8	76.0
Syndicate 1200	90.8	67.3	242.3	188.2
Run-off Lines	0.7	(0.1)	1.4	0.3

Total earned premiums	304.3	270.9	871.8	804.0
Net investment income
Excess and Surplus Lines	12.5	13.4	38.5	42.8
Commercial Specialty	6.7	6.6	20.6	21.0
International Specialty	3.1	2.4	10.0	8.1
Syndicate 1200	3.8	4.3	11.4	13.3
Run-off Lines	2.8	3.1	9.8	10.4
Corporate and Other	0.0	0.2	0.0	0.7

Total net investment income	28.9	30.0	90.3	96.3
Fee income, net	3.0	1.4	4.8	1.8
Net realized investment gains	8.3	3.9	18.7	37.7

Total revenue	$344.5	$306.2	$985.6	$939.8

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Income (loss) before income taxes
Excess and Surplus Lines	$15.1	$21.1	$56.3	$41.6
Commercial Specialty	(2.7)	(1.2)	(11.8)	(7.3)
International Specialty	6.6	(13.1)	22.0	(63.9)
Syndicate 1200	11.8	(4.7)	18.0	(49.0)
Run-off Lines	(2.5)	(5.8)	(1.5)	(2.0)

Total segment income (loss) before taxes	28.3	(3.7)	83.0	(80.6)
Corporate and Other	(18.9)	(4.2)	(30.9)	(27.1)
Net realized investment gains	8.3	3.9	18.7	37.7

Total income (loss) before income taxes	$17.7	$(4.0)	$70.8	$(70.0)

“Earned premiums” and “Total revenue” for the three and nine months ended September 30, 2011 in the above table will not agree to our quarterly report on Form 10-Q filed in 2011. At December 31, 2011, derivative accounting was applied to two reinsurance contracts. The expense for these contracts is now reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income (Loss). In the previously filed Quarterly Report, the expense was reflected as a reduction to earned premiums. See Note 10, “Derivative Instruments,” for additional information on these transactions.

The table below presents the split of earned premiums by geographic location for the three and nine months ended September 30, 2012 and 2011. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Bermuda	$32.6	$21.2	$83.5	$76.3
Brazil	6.7	0.0	18.4	0.0
Malta	0.0	0.0	0.1	0.0
United Kingdom	84.9	67.3	231.1	188.2
United States	180.1	182.4	538.7	539.5

Total earned premiums	$304.3	$270.9	$871.8	$804.0

The following table represents identifiable assets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(in millions)	2012	2011
Excess and Surplus Lines	$2,250.9	$2,271.1
Commercial Specialty	1,307.3	1,285.4
International Specialty	736.7	694.7
Syndicate 1200	1,578.5	1,544.5
Run-off Lines	547.7	523.7
Corporate and Other	228.7	58.9

Total	$6,649.8	$6,378.3

Included in Corporate and Other at September 30, 2012 is $121.1 million in short-term investments and $18.2 million in cash from the issuance of senior unsecured fixed rate notes.

Included in total assets at September 30, 2012 and December 31, 2011 are $440.9 million and $548.2 million, respectively, in assets associated with trade capital providers.

13.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $18.1 million and $15.3 million during the nine months ended September 30, 2012 and 2011, respectively.

Income taxes recovered. No income taxes were recovered during the nine months ended September 30, 2012. During the same period in 2011, $0.2 million of income taxes was recovered.

Interest paid. Interest paid for the nine months ended September 30, was as follows:

	For the Nine Months Ended September 30,
(in millions)	2012	2011
Junior subordinated debentures	$16.3	$15.9
Other indebtedness	2.5	2.8

Total interest paid	$18.8	$18.7

14.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2012 and December 31, 2011, the carrying values of premiums receivable over 90 days were $28.6 million and $19.3 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At September 30, 2012 and December 31, 2011, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at September 30, 2012 and December 31, 2011, the carrying values over 90 days were $14.4 million and $12.0 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. The allowance for doubtful accounts for premiums receivable was $2.5 million and $2.8 million at September 30, 2012 and December 31, 2011, respectively. The allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.3 million and $3.2 million at September 30, 2012 and December 31, 2011, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.5 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.2 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively.

Long-term debt. At September 30, 2012 and December 31, 2011, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Senior unsecured fixed rate notes. At September 30, 2012, the fair value of our Senior Unsecured Fixed Rate Notes was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At September 30, 2012 and December 31, 2011, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at September 30, 2012 and December 31, 2011 is shown below:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$311.5	$252.2	$311.5	$250.8
Senior unsecured fixed rate notes	143.8	143.8	0.0	0.0
Other indebtedness:
Floating rate loan stock	63.7	46.5	64.7	46.8
Note payable	0.8	0.6	0.8	0.6

	$519.8	$443.1	$377.0	$298.2

15.	Information Provided in Connection with Outstanding Debt of Subsidiaries

In September 2012, through our wholly owned subsidiary Argo Group US, we issued $125,000,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). Subsequently on September 25, 2012, the underwriters of the offering exercised their option to purchase an additional $18,750,000 aggregate principal amount of Notes, which were issued on September 26, 2012. The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

The following tables present condensed consolidating financial information at September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.0	$2,925.7	$1,416.2	$0.0	$4,344.9
Cash	0.1	127.8	14.8	0.0	142.7
Premiums receivable	0.0	153.2	249.7	0.0	402.9
Reinsurance recoverables	0.0	1,143.3	(126.8)	0.0	1,016.5
Goodwill and other intangible assets	0.0	136.1	106.1	0.0	242.2
Current income taxes receivable, net	0.0	7.1	14.2	0.0	21.3
Deferred acquisition costs, net	0.0	57.3	50.4	0.0	107.7
Ceded unearned premiums	0.0	88.9	124.1	0.0	213.0
Other assets	4.4	106.2	48.0	0.0	158.6
Due from affiliates	0.0	0.7	(0.7)	0.0	0.0
Intercompany note receivable	0.0	102.9	(102.9)	0.0	0.0
Investment in subsidiaries	1,640.2	0.0	0.0	(1,640.2)	0.0

Total assets	$1,647.7	$4,849.2	$1,793.1	$(1,640.2)	$6,649.8

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,238.4	$989.5	$0.0	$3,227.9
Unearned premiums	0.0	432.0	355.0	0.0	787.0
Funds held and ceded reinsurance payable, net	0.0	579.8	(182.1)	0.0	397.7
Long-term debt	64.4	391.6	63.8	0.0	519.8
Deferred tax liabilities, net	0.0	42.8	6.9	0.0	49.7
Accrued underwriting expenses and other liabilities	10.6	81.0	34.2	0.0	125.8
Due to affiliates	3.6	0.0	0.0	(3.6)	0.0
Intercompany note payable	27.2	25.0	(25.0)	(27.2)	0.0

Total liabilities	105.8	3,790.6	1,242.3	(30.8)	5,107.9

Total shareholders’ equity	1,541.9	1,058.6	550.8	(1,609.4)	1,541.9

Total liabilities and shareholders’ equity	$1,647.7	$4,849.2	$1,793.1	$(1,640.2)	$6,649.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(0.8)	$2,778.5	$1,369.8	$0.0	4,147.5
Cash	0.0	85.1	15.8	0.0	100.9
Premiums receivable	0.0	151.2	157.8	0.0	309.0
Reinsurance recoverables	0.0	1,140.5	3.6	0.0	1,144.1
Goodwill and other intangible assets	0.0	137.2	109.6	0.0	246.8
Current income taxes receivable, net	0.0	0.0	11.2	0.0	11.2
Deferred acquisition costs, net	0.0	55.8	45.7	0.0	101.5
Ceded unearned premiums	0.0	77.2	102.2	0.0	179.4
Other assets	6.8	88.5	42.6	0.0	137.9
Due from affiliates	0.0	0.0	0.3	(0.3)	0.0
Intercompany note receivable	0.0	90.8	(90.8)	0.0	0.0
Investment in subsidiaries	1,530.6	0.0	0.0	(1,530.6)	0.0

Total assets	$1,536.6	$4,604.8	$1,767.8	$(1,530.9)	$6,378.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,291.2	$999.9	$0.0	$3,291.1
Unearned premiums	0.0	397.8	260.4	0.0	658.2
Funds held and ceded reinsurance payable, net	0.0	562.8	(102.5)	0.0	460.3
Long-term debt	64.4	247.9	64.7	0.0	377.0
Current income taxes payable, net	0.0	1.8	(1.8)	0.0	0.0
Deferred tax liabilities, net	0.0	13.4	5.1	0.0	18.5
Accrued underwriting expenses and other liabilities	8.9	81.7	19.6	0.0	110.2
Due to affiliates	0.3	0.6	(0.6)	(0.3)	0.0

Total liabilities	73.6	3,597.2	1,244.8	(0.3)	4,915.3

Total shareholders’ equity	1,463.0	1,007.6	523.0	(1,530.6)	1,463.0

Total liabilities and shareholders’ equity	$1,536.6	$4,604.8	$1,767.8	$(1,530.9)	$6,378.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$108.1	$196.2	$0.0	$304.3
Net investment income	0.0	21.2	7.8	(0.1)	28.9
Fee income, net	0.0	2.4	0.6	0.0	3.0
Net realized investment (losses) gains	(0.5)	4.2	4.6	0.0	8.3

Total revenue	(0.5)	135.9	209.2	(0.1)	344.5

Expenses:
Losses and loss adjustment expenses	0.0	78.0	108.3	0.0	186.3
Other reinsurance-related expenses	0.0	0.0	7.0	0.0	7.0
Underwriting, acquisition and insurance expenses	10.1	41.8	66.1	0.0	118.0
Interest expense	0.1	4.1	1.7	(0.1)	5.8
Foreign currency exchange (gain) loss	0.0	(0.1)	9.8	0.0	9.7

Total expenses	10.2	123.8	192.9	(0.1)	326.8

(Loss) income before income taxes	(10.7)	12.1	16.3	0.0	17.7
Provision for income taxes	0.0	2.5	1.8	0.0	4.3

Net (loss) income before equity in earnings of subsidiaries	(10.7)	9.6	14.5	0.0	13.4
Equity in undistributed earnings of subsidiaries	24.1	0.0	0.0	(24.1)	0.0

Net income (loss)	$13.4	$9.6	$14.5	$(24.1)	$13.4

(1) Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2) Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$111.9	$159.0	$0.0	$270.9
Net investment income	0.0	21.6	8.8	(0.4)	30.0
Fee income, net	0.0	0.9	0.5	0.0	1.4
Net realized investment gains	0.0	2.2	1.7	0.0	3.9

Total revenue	0.0	136.6	170.0	(0.4)	306.2

Expenses:
Losses and loss adjustment expenses	0.0	77.7	121.9	0.0	199.6
Other reinsurance-related expenses	0.0	0.0	2.7	0.0	2.7
Underwriting, acquisition and insurance expenses	4.7	38.0	61.5	0.0	104.2
Interest expense	1.3	3.8	0.9	(0.4)	5.6
Foreign currency exchange gain	0.0	0.0	(1.9)	0.0	(1.9)

Total expenses	6.0	119.5	185.1	(0.4)	310.2

(Loss) income before income taxes	(6.0)	17.1	(15.1)	0.0	(4.0)
Provision for income taxes	0.0	6.3	0.5	0.0	6.8

Net (loss) income before equity in losses of subsidiaries	(6.0)	10.8	(15.6)	0.0	(10.8)
Equity in undistributed losses of subsidiaries	(4.8)	0.0	0.0	4.8	0.0

Net (loss) income	$(10.8)	$10.8	$(15.6)	$4.8	$(10.8)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$327.0	$544.8	$0.0	$871.8
Net investment income	0.1	65.3	25.1	(0.2)	90.3
Fee income, net	0.0	2.4	2.4	0.0	4.8
Net realized investment (losses) gains	(0.5)	11.8	7.4	0.0	18.7

Total revenue	(0.4)	406.5	579.7	(0.2)	985.6

Expenses:
Losses and loss adjustment expenses	0.0	220.9	307.0	0.0	527.9
Other reinsurance-related expense	0.0	0.0	20.8	0.0	20.8
Underwriting, acquisition and insurance expenses	21.4	127.9	197.0	0.0	346.3
Interest expense	2.9	11.8	2.5	(0.2)	17.0
Foreign currency exchange loss	0.0	0.1	2.7	0.0	2.8

Total expenses	24.3	360.7	530.0	(0.2)	914.8

(Loss) income before income taxes	(24.7)	45.8	49.7	0.0	70.8
Provision for income taxes	0.0	10.4	3.4	0.0	13.8

Net (loss) income before equity in earnings of subsidiaries	(24.7)	35.4	46.3	0.0	57.0
Equity in undistributed earnings of subsidiaries	81.7	0.0	0.0	(81.7)	0.0

Net income (loss)	$57.0	$35.4	$46.3	$(81.7)	$57.0

(1) Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2) Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$330.0	$474.0	$0.0	$804.0
Net investment income	0.1	67.3	30.2	(1.3)	96.3
Fee income, net	0.0	0.4	1.4	0.0	1.8
Net realized investment gains	0.0	25.7	12.0	0.0	37.7

Total revenue	0.1	423.4	517.6	(1.3)	939.8

Expenses:
Losses and loss adjustment expenses	0.0	223.5	440.9	0.0	664.4
Other reinsurance-related expense	0.0	0.0	3.1	0.0	3.1
Underwriting, acquisition and insurance expenses	16.0	123.6	175.1	0.0	314.7
Interest expense	4.1	11.6	2.1	(1.3)	16.5
Foreign currency exchange (gain) loss	0.0	(0.5)	11.6	0.0	11.1

Total expenses	20.1	358.2	632.8	(1.3)	1,009.8

(Loss) income before income taxes	(20.0)	65.2	(115.2)	0.0	(70.0)
Provision (benefit) for income taxes	0.0	18.0	(4.7)	0.0	13.3

Net (loss) income before equity in losses of subsidiaries	(20.0)	47.2	(110.5)	0.0	(83.3)
Equity in undistributed losses of subsidiaries	(63.3)	0.0	0.0	63.3	0.0

Net (loss) income	$(83.3)	$47.2	$(110.5)	$63.3	$(83.3)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(17.9)	$13.7	$40.4	$27.3	$63.5

Cash flows from investing activities:
Proceeds from sales of investments	0.0	458.9	439.6	0.0	898.5
Proceeds from maturities and mandatory calls of investments	0.0	253.9	111.0	0.0	364.9
Purchases of investments	0.0	(712.1)	(539.3)	0.0	(1,251.4)
Change in short-term investments and foreign regulatory deposits	(0.1)	(64.3)	(34.6)	0.0	(99.0)
Settlements of foreign currency exchange forward contracts	(0.6)	0.0	0.0	0.0	(0.6)
Acquisitions	0.0	(1.4)	0.0	0.0	(1.4)
Issuance of intercompany note	0.0	(10.0)	10.0	0.0	0.0
Other, net	0.0	(21.6)	(2.6)	0.0	(24.2)

Cash provided (used) by investing activities	(0.7)	(96.6)	(15.9)	0.0	(113.2)

Cash flows from financing activities:
Borrowings under intercompany note	27.3	25.0	(25.0)	(27.3)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	139.2	0.0	0.0	139.2
Activity under stock incentive plans	0.7	0.0	0.0	0.0	0.7
Repurchase of Company’s common shares	0.0	(38.6)	0.0	0.0	(38.6)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividend to common shareholders	(9.3)	0.0	0.0	0.0	(9.3)

Cash used by financing activities	18.7	125.6	(25.0)	(27.3)	92.0

Effect of exchange rate changes on cash	0.0	0.0	(0.5)	0.0	(0.5)

Change in cash	0.1	42.7	(1.0)	0.0	41.8
Cash, beginning of period	0.0	85.1	15.8	0.0	100.9

Cash, end of period	$0.1	$127.8	$14.8	$0.0	$142.7

(1) Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2) Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(20.4)	$14.7	$34.8	$27.1	$56.2

Cash flows from investing activities:

Proceeds from sales of investments	0.0	705.2	348.0	0.0	1,053.2
Proceeds from maturities and mandatory calls of investments	0.0	190.5	106.2	0.0	296.7
Purchases of investments	0.0	(893.3)	(433.2)	0.0	(1,326.5)
Change in short-term investments and foreign regulatory deposits	(0.1)	37.8	(29.9)	0.0	7.8
Settlements of foreign currency exchange forward contracts	2.6	0.0	6.4	0.0	9.0
Issuance of intercompany note	0.0	(3.5)	3.5	0.0	0.0
Acquisition	0.0	(0.5)	0.0	0.0	(0.5)
Other, net	(0.1)	(7.4)	(2.1)	0.0	(9.6)

Cash provided (used) by investing activities	2.4	28.8	(1.1)	0.0	30.1

Cash flows from financing activities:
Borrowings under intercompany note	27.1	10.0	(10.0)	(27.1)	0.0
Activity under stock incentive plans	0.9	0.0	0.0	0.0	0.9
Repurchase of Company’s common shares	0.0	(35.9)	0.0	0.0	(35.9)
Excess tax expense from share-based payment arrangements	0.0	(0.1)	0.0	0.0	(0.1)
Payment of cash dividend to common shareholders	(10.0)	0.0	0.0	0.0	(10.0)

Cash used by financing activities	18.0	(26.0)	(10.0)	(27.1)	(45.1)

Effect of exchange rate changes on cash	0.0	0.0	(4.9)	0.0	(4.9)

Change in cash	0.0	17.5	18.8	0.0	36.3
Cash, beginning of period	0.0	61.6	21.9	0.0	83.5

Cash, end of period	$0.0	$79.1	$40.7	$0.0	$119.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011, and also a discussion of our financial condition as of September 30, 2012. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$485.5	$448.5	$1,356.0	$1,203.0

Earned premiums	$304.3	$270.9	$871.8	$804.0
Net investment income	28.9	30.0	90.3	96.3
Fee income, net	3.0	1.4	4.8	1.8
Net realized investment gains	8.3	3.9	18.7	37.7

Total revenue	$344.5	$306.2	$985.6	$939.8

Income (loss) before income taxes	$17.7	$(4.0)	$70.8	$(70.0)
Provision for income taxes	4.3	6.8	13.8	13.3

Net income (loss)	$13.4	$(10.8)	$57.0	$(83.3)

Loss ratio	62.6%	74.5%	62.0%	83.0%
Expense ratio	39.7%	38.8%	40.7%	39.3%

Combined ratio	102.3%	113.3%	102.7%	122.3%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in virtually all segments resulting from our introduction of new products, our entrance into new markets, an increase in our participation in Syndicate 1200, increased renewals and rate increases. We continue to focus on writing profitable business and continue to exit products as needed that do not match our profitability targets.

Consolidated net investment income decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to a decline in the average interest rates for the periods in 2012 as compared to 2011. Total invested assets at September 30, 2012 and 2011 were $4,194.8 million and $4,009.6 million, respectively, net of $150.1 million and $170.7 million of invested assets attributable to the Syndicate 1200 segment’s trade capital providers. Included in invested assets at September 30, 2012 was $121.1 million received from the senior debt offering that was completed at the end of September 2012.

The increase in consolidated net realized investment gains for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to increases in the values of certain investments accounted for under the equity method of accounting and currency exchange rate fluctuations impacting the Funds at Lloyds’ investments and our foreign currency hedges. Included in consolidated net realized investment gains were other than temporary impairment write-offs of $1.1 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively. The decline in net realized investment gains for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to $9.6 million in realized gains from the sale of an equity holding during the second quarter of 2011 that had a minimal cost basis, coupled with the recognition of gains of certain fixed maturity and equity securities due to repositioning of the investment portfolio. Included in consolidated net realized investment gains were other than temporary impairment write-offs of $2.0 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

We have purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The terms of these contracts gives us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment gains. For the three months ended September 30, 2012 we recognized $3.9 million in foreign currency exchange losses related to the loss reserves recorded for these events which were partially offset by $2.5 million in realized gains from the currency forward contracts. For the nine months ended September 30, 2012 we recognized $1.8 million in foreign currency exchange losses related to the loss reserves recorded for these events which were more than offset by $2.8 million in realized gains from the currency forward contracts. The difference between the foreign currency exchange loss on the loss reserves and the forward contracts is due to the change in foreign currency rates from the date of loss versus the date the forward contracts were executed. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $186.3 million and $199.6 million for the three months ended September 30, 2012 and 2011, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2012 was $13.9 million of losses from storms in the United States, including $11.8 million from Hurricane Isaac. Partially offsetting these losses was $10.4 million in net favorable loss reserve development on prior accident years across virtually all lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $26.4 million in catastrophe losses primarily resulting from Hurricane Irene and the Danish Cloudburst, aggregate reinsurance covers losses of $9.3 million and an increase in previously estimated losses from the New Zealand earthquake, which occurred in the first quarter of 2011. Partially offsetting these losses was $2.0 million in net favorable loss reserve development on prior accident years. Net favorable development in the workers compensation and commercial automobile lines were partially offset by net unfavorable development in the general liability lines due to the strengthening of loss reserves for run-off asbestos and environmental claims, coupled with net unfavorable development on the international property business.

Consolidated losses and loss adjustment expenses were $527.9 million and $664.4 million for the nine months ended September 30, 2012 and 2011, respectively. Included in losses and loss adjustment expenses was $22.0 million in losses from storms in the United States, including $11.8 million from Hurricane Isaac. Partially offsetting these losses was $17.8 million in net favorable loss reserve development on prior accident years. Included in losses and loss adjustment expenses for the nine months ended September 30, 2011 was $170.6 million in catastrophe losses primarily attributable to the New Zealand and Japan earthquakes, windstorms and tornados, including Hurricane Irene, in the United States, Australian floods and the Danish Cloudburst, coupled with $9.3 million in losses under aggregate reinsurance covers. Also included in losses and loss adjustment expenses was $1.6 million in net unfavorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the nine months ended September 30, 2012:

(in millions)	2011 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2011 Net Reserves
General liability	$958.1	$(17.0)	-1.8%
Workers compensation	388.6	(7.5)	-1.9%
Commercial multi-peril	171.5	15.4	9.0%
Commercial auto liability	162.1	1.5	0.9%
Reinsurance - nonproportional assumed property	151.5	(4.3)	-2.8%
Special property	11.2	(0.7)	-6.3%
Syndicate 1200 property	259.1	(4.6)	-1.8%
Syndicate 1200 liability	197.7	2.3	1.2%
All other lines	36.9	(2.9)	-7.9%

Total	$2,336.7	$(17.8)	-0.8%

In determining appropriate reserve levels for the nine months ended September 30, 2012, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Since accident year 2007, pricing for our products has been under significant competition and management’s expectation is that profitability for certain lines of business decreased accordingly yet loss costs have not decreased proportionately.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties impacting the estimation of loss reserves include changes in underwriting over the last several years in both the Excess and Surplus Lines and Commercial Specialty segments, changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2012, we continued to consider the paid and incurred BF methods for recent years.

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

On October 29, 2012, Hurricane Sandy made landfall in the Northeastern United States. Preliminary information indicates that this storm has the potential to cause significant insured losses for the industry as a whole. We are currently in the process of analyzing potential claims data and other information to estimate our potential losses from this event. The information available, including any reported claims, is not sufficient to support a reliable loss estimate as of the date of this filing. We may choose to provide an update on our exposure to this event as information becomes available.

Consolidated loss reserves were $3,227.9 million (including $172.7 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) and $3,349.6 million (including $197.9 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) as of September 30, 2012 and 2011, respectively. Management has recorded its best estimate of loss reserves as of September 30, 2012 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company that provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. In accordance with generally accepted accounting principles in the United States (“GAAP”), we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” – in the Consolidated Statements of Income (Loss). Other reinsurance-related expenses totaled $7.0 million and $20.8 million for the three and nine months ended September 30, 2012, compared to $2.7 million and $3.1 million for the same periods in 2011. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios. The expenses associated with these reinsurance transactions are allocated to the International Specialty, Syndicate 1200 and Corporate and Other segments.

Consolidated underwriting, insurance and acquisition expenses were $118.0 million and $346.3 million for the three and nine months ended September 30, 2012, respectively, compared to $104.2 million and $314.7 million for the same periods in 2011. The increase in these expenses was due to the increase in gross written premiums in 2012 as compared to 2011 and the impacts of the various start-up initiatives in 2012. The increase in the expense ratios in 2012 as compared to 2011 was primarily attributable to expenses related to these start up initiatives in which expenses outpace earned premiums, coupled with new initiatives to reorganize some of our support functions and the development of a corporate-wide information technology platform.

Consolidated interest expense was $5.8 million and $17.0 million for the three and nine months ended September 30, 2012 compared to $5.6 million and $16.5 million for the same periods in 2011. The increase in consolidated interest expense was due to interest accrued on the senior debt offering that was completed at the end of September 2012.

Consolidated foreign currency exchange resulted in a $9.7 million loss for the three months ended September 30, 2012 and a $1.9 million gain for the same period in 2011. The change in the foreign currency exchange (gain) loss was primarily attributable to the weighted average non-US Dollar currencies strengthening against the US Dollar during the third quarter of 2012. For the three months ended September 30, 2011, the US Dollar strengthened against the non US Dollar currencies. Consolidated foreign currency exchange losses were $2.8 million and $11.1 million for the nine months ended September 30, 2012 and 2011, respectively, which was primarily attributable to the non US Dollars currencies strengthening against the US Dollar.

The consolidated provision for income taxes was $4.3 million and $13.8 million for the three and nine months ended September 30, 2012 compared to $6.8 million and $13.3 million for the same periods ended 2011. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision (benefit) for income taxes represents taxes on net income (loss) for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. For the three months ended September 30, 2011, our operations in the United Kingdom and United States generated taxable income which resulted in the tax expense for the consolidated group. For the nine months ended September 30, 2011, the tax provision generated by our operations based in the United States was partially offset by tax benefits for our operations based in the United Kingdom.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$131.7	$117.0	$382.9	$357.3

Earned premiums	$100.8	$99.5	$295.5	$305.8
Losses and loss adjustment expenses	60.0	54.6	164.8	194.6
Underwriting, acquisition and insurance expenses	35.9	35.1	106.3	106.2

Underwriting income	4.9	9.8	24.4	5.0
Net investment income	12.5	13.4	38.5	42.8
Interest expense	(2.3)	(2.1)	(6.6)	(6.2)

Income before income taxes	$15.1	$21.1	$56.3	$41.6

Loss ratio	59.5%	55.0%	55.7%	63.7%
Expense ratio	35.5%	35.3%	36.0%	34.7%

Combined ratio	95.0%	90.3%	91.7%	98.4%

The increase in gross written premiums for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily attributable to increases in the property, casualty and environmental product lines. The Excess and Surplus Lines segment has introduced several new products during 2012 to drive future growth and profitability. This growth was partially offset by decreases in errors & omissions businesses as we continue to exit unprofitable lines of business and drive rate increases in targeted classes. The increase in earned premiums for the three months ended September 30, 2012 as compared to the same period in 2011 was the result of the increased gross written premiums. The decline in earned premiums for the nine months ended September 30, 2012 as compared to the same period in 2011 was the result of reduced gross written premiums in the second half of 2011 and the first quarter of 2012 as we were implementing the strategies noted above.

Included in the loss ratio for the three months ended September 30, 2012 was $8.2 million in losses from Hurricane Isaac. Offsetting these losses was $11.8 million in net favorable loss reserve development on prior accident years. The favorable development was primarily attributable to $9.8 million in favorable development in the general and product liability lines for accident years 2005, 2008 and 2009. Included in the loss ratio for the three months ended September 30, 2011, was $2.2 million of catastrophe losses resulting from storm activity in the United States, including $1.5 million from Hurricane Irene. Offsetting these catastrophe losses was $15.6 million of net favorable loss reserve development on prior accident years. This favorable development was driven by $12.3 million of favorable development in our general and products liability lines, primarily in accident years 2005 through 2008, resulting from better than expected claim severity. The remaining favorable development is primarily due to our automobile liability and property lines of business.

Included in the loss ratio for the nine months ended September 30, 2012 was $10.0 million resulting from storms in the United States, including $8.2 million from Hurricane Isaac. Offsetting these losses was $33.5 million in net favorable loss reserve development on prior accident years. This favorable development was driven by $23.6 million of favorable development in the general and products liability lines in accident years 2009 and prior, $3.1 million in favorable development in property lines, primarily in accident year 2010, and favorable development of $2.4 million in auto liability, primarily driven by accident year 2009. Included in the loss ratio for the nine months ended September 30, 2011, was $7.7 million of catastrophe losses resulting from storm activity in the United States. Offsetting these catastrophe losses was $17.8 million of net favorable loss reserve development on prior accident years, driven by $13.2 million of favorable development in our general and products liability lines and $3.4 million of favorable development in our automobile liability. The remaining favorable development was primarily attributable to the professional liability and property lines of business. Loss reserves were $1,236.1 million and $1,310.4 million at September 30, 2012 and 2011, respectively.

The increases in the expense ratios for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 were primarily attributable to increased compensation expenses coupled with expenses associated with new initiatives to reorganize some of our support functions.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$144.8	$151.9	$345.2	$335.1

Earned premiums	$78.6	$82.9	$241.8	$233.7
Losses and loss adjustment expenses	62.3	64.4	188.7	178.6
Underwriting, acquisition and insurance expenses	26.7	25.9	83.7	80.1

Underwriting loss	(10.4)	(7.4)	(30.6)	(25.0)
Net investment income	6.7	6.6	20.6	21.0
Interest expense	(1.4)	(1.3)	(4.2)	(3.7)
Fee income, net	2.4	0.9	2.4	0.4

Loss before income taxes	$(2.7)	$(1.2)	$(11.8)	$(7.3)

Loss ratio	79.1%	77.6%	78.0%	76.4%
Expense ratio	34.0%	31.3%	34.6%	34.3%

Combined ratio	113.1%	108.9%	112.6%	110.7%

The decline in gross written and earned premiums for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to our focus on underwriting profitable accounts and achieving rate increases. Gross written premiums for our US retail operations declined $4.2 million due to underwriting initiatives to increase rate, the elimination of underperforming grocery accounts and a lower than expected renewal retention on large restaurant accounts in the quarter. Gross written premiums for our commercial programs declined $3.7 million due to the termination of a logging program. Gross written premiums for our workers compensation products declined $1.7 million primarily due to decreased payrolls on large deductible policies. Partially offsetting the decreases was a $2.3 million increase in our surety programs as we focus on growing this business and a $1.6 million increase for our Alteris unit primarily attributable to the introduction of new programs. The increase in gross written and earned premiums for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily reflect an increase in our surety and workers compensation products, partially offset by targeted reductions in our grocery business premium as certain accounts did not meet our underwriting standards.

Included in the loss ratio for the three months ended September 30, 2012 was $3.7 million in losses resulting from storms in the United States, including $0.1 million related to Hurricane Isaac. Included in losses and loss adjustment expenses was $0.6 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $2.2 million unfavorable development in general liability lines due to increased claims severity and $0.9 million unfavorable development in the automobile liability lines. Partially offsetting the unfavorable development was $1.7 million of favorable development in the workers compensation lines and $0.9 million favorable development in the short tail lines. Included in the loss ratio for the three months ended September 30, 2011, was $7.9 million of catastrophe losses resulting from storm activity in the United States, including $6.0 million from Hurricane Irene. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $3.9 million of net unfavorable loss reserve development on prior accident years resulting from $4.8 million of unfavorable development in general liability due primarily to increases in claim severity, partially offset by favorable development in workers compensation, auto liability and property lines.

Included in the loss ratio for the nine months ended September 30, 2012 was $7.9 million in losses resulting from storms in the United States, including $0.1 million related to Hurricane Isaac. Included in losses and loss adjustment expenses was $18.6 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $24.9 million of unfavorable development in the general liability lines due to increases in claim severity, and $3.8 million unfavorable development in the automobile liability lines. Partially offsetting the unfavorable development was $7.7 million of favorable development in the workers compensation lines and $2.4 million favorable development in the short tail lines. Included in the loss ratio for the nine months ended September 30, 2011, was $19.1 million of catastrophe losses resulting from storm activity in the United States, including $6.0 million from Hurricane Irene and $6.3 million from the Alabama and Joplin tornados. Additionally, for the nine months ended September 30, 2011, we recognized $4.7 million of unfavorable loss development on prior accident years. The unfavorable development was primarily attributable to $12.1 million of unfavorable development in general liability and auto liability lines primarily attributable to increases in claim severity, partially offset by $4.1 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program. Loss reserves for the Commercial Specialty segment were $630.6 million and $622.4 million as of September 30, 2012 and 2011, respectively.

The increases in the expense ratios for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 were primarily attributable to increased expenses associated with new initiatives to reorganize some of our support functions coupled with increased outside service fees.

Net fee income consists of commissions earned by our managing general underwriters for brokerage business placed outside Argo Group minus the expenses associated with generating the commissions. The increases in net fee income for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily attributable to an increased focus on profitable fees based business.

International Specialty: The following table summarizes the results of operations for the International Specialty segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$60.2	$44.4	$202.1	$174.5

Earned premiums	$33.4	$21.3	$90.8	$76.0
Losses and loss adjustment expenses	14.9	28.8	37.8	124.6
Other reinsurance-related expenses	2.3	—	7.0	—
Underwriting, acquisition and insurance expenses	11.6	7.2	30.9	21.1

Underwriting income (loss)	4.6	(14.7)	15.1	(69.7)
Net investment income	3.1	2.4	10.0	8.1
Interest expense	(1.1)	(0.8)	(3.1)	(2.3)

Income (loss) before income taxes	$6.6	$(13.1)	$22.0	$(63.9)

Loss ratio	48.0%	135.0%	45.2%	163.9%
Expense ratio	37.4%	34.1%	36.9%	27.9%

Combined ratio	85.4%	169.1%	82.1%	191.8%

The increase in gross written and earned premiums for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily attributable to our new business units in Brazil, Dubai and the European Union. Earned premiums for the property catastrophe reinsurance unit increased to $20.0 million for the three months ended September 30, 2012 compared to $17.1 million for the same period in 2011. The excess casualty and professional lines unit contributed earned premiums of $4.6 million for the three months ended September 30, 2012 compared to $4.1 million for the same period in 2011. Our Brazilian business unit commenced writing business during 2012 and contributed $6.7 million of earned premium for the three months ended September 30, 2012.

Earned premiums for the property catastrophe reinsurance unit decreased to $55.3 million for the nine months ended September 30, 2012 compared to $63.9 million for the same period in 2011. The excess casualty and professional lines unit contributed earned premiums of $13.1 million for the nine months ended September 30, 2012 compared to $12.1 million for the same period in 2011. Our Brazilian business unit commenced writing business during 2012 and contributed $18.4 million of earned premium for the nine months ended September 30, 2012.

Included in the loss ratio for the three months ended September 30, 2012 were $0.5 million in losses resulting from Hurricane Isaac and a $1.1 million reduction in loss resulting from storms that occurred in the first six months of 2012 in the United States. Included in losses and loss adjustment expenses was $0.9 million of net favorable development on prior accident year loss reserves in short tail lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 were $13.6 million of catastrophe losses primarily attributable to Hurricane Irene, the Danish Cloudburst and unfavorable development of loss reserves associated with the Japan earthquake and tsunami and the Christchurch earthquake which occurred during the first quarter of 2011 and aggregate reinsurance covers losses of $9.3 million. Also included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $0.2 million in unfavorable loss reserve development on prior accident years, primarily attributable to non-catastrophe losses.

Included in the loss ratio for the nine months ended September 30, 2012 was $1.0 million in losses resulting from storms in the United States including $0.5 million from Hurricane Isaac. Offsetting these losses was $4.5 million in favorable loss reserve development on prior accident years primarily due to the non-catastrophe property reinsurance losses. Included in losses and loss adjustment expenses for the nine months ended September 30, 2011 were $98.3 million of catastrophe losses related to the Japan earthquake and tsunami, the Christchurch earthquake, the Brisbane, Australia floods, the Alabama and Joplin tornados, Hurricane Irene and the Danish Cloudburst and aggregate reinsurance covers losses of $9.3 million. Partially offsetting these losses was $3.6 million in favorable loss reserve development on prior accident years, primarily attributable to non-catastrophe losses. Loss reserves were $251.1 million and $250.2 million at September 30, 2012 and 2011, respectively.

The increase in the expense ratio for the three and nine months ended September 30, 2012 as compared to 2011 was due to costs associated with the segment’s new business unit in Brazil. Expenses associated with this unit, as is typical for start up operations, are disproportionately higher than earned premiums.

Syndicate 1200: The following table summarizes the results of operations for the Syndicate 1200 segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Gross written premiums	$148.2	$135.2	$424.5	$335.7

Earned premiums	$90.8	$67.3	$242.3	$188.2
Losses and loss adjustment expenses	45.3	45.5	130.6	163.1
Other reinsurance-related expenses	1.9	—	5.6	—
Underwriting, acquisition and insurance expenses	35.3	30.5	99.3	86.4

Underwriting income (loss)	8.3	(8.7)	6.8	(61.3)
Net investment income	3.8	4.3	11.4	13.3
Interest expense	(0.9)	(0.8)	(2.6)	(2.4)
Fee income, net	0.6	0.5	2.4	1.4

Income (loss) before income taxes	$11.8	$(4.7)	$18.0	$(49.0)

Loss ratio	51.0%	67.6%	55.2%	86.7%
Expense ratio	39.7%	45.3%	41.9%	45.8%

Combined ratio	90.7%	112.9%	97.1%	132.5%

Earned premiums represent premiums earned on the portion of gross written premiums retained by Argo Group. In 2012 we increased our participation in Syndicate 1200 from 67% to 79%. For the three and nine months ended September 30, 2012, the property division recorded gross written premiums of $67.6 million and $202.1 million, respectively, compared to $69.1 million and $192.6 million for the same periods in 2011. The increase in the gross written property premiums for the nine months ended September 30, 2012 was driven by the effects of optimizing the property portfolio and the effect of the new underwriting teams gaining traction in 2012. The property book has seen year to date rate increases of approximately 5%. These increases are partially offset by significant competition in the direct and facultative market and planned reductions to international business in both the direct and facultative and international treaty books as a result of our plan to reduce international exposures in this segment.

For the three and nine months ended September 30, 2012, the casualty division recorded gross written premiums of $47.4 million and $132.8 million, respectively, compared to $40.8 million and $90.0 million for the same periods in 2011. The increase in casualty written premiums in 2012 was driven by the addition of a new class of business in 2012 and existing classes growing as new underwriters gain traction.

For the three and nine months ended September 30, 2012, the specialty division recorded gross written premiums of $27.3 million and $72.0 million, respectively, compared to $20.3 million and $45.7 million for the same periods in 2011. The aerospace division recorded gross written premiums of $5.8 million and $17.5 million, respectively, for the three and nine months ended September 30, 2012 compared to $4.9 million and $7.3 million for the same periods in 2011. The increases in the specialty and aerospace divisions were due to the divisions now being in place for a full year, as these divisions began writing business in the first quarter of 2011.

The increase in earned premiums in 2012 as compared to 2011 is primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade reinsurers. Losses and loss adjustment expenses for the three months ended September 30, 2012 included $3.0 million in losses resulting from Hurricane Isaac. Additionally, included in losses and loss adjustment expenses was $2.1 million in net favorable loss reserve development on prior accident years primarily attributable to $4.5 million favorable development in the property lines, primarily attributable to the property facultative business, and in the special marine lines primarily attributable to the offshore programs. Partially offsetting this favorable development was $2.4 million unfavorable development for programs we no longer underwrite. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $2.7 million in catastrophe losses resulting from storms in the United States, including Hurricane Irene. Included in losses and loss adjustment expenses for the three months ended September 30, 2011 was $3.2 million of net unfavorable loss reserve development on prior accident years, primarily due to $3.3 million of unfavorable development in the property lines and $0.8 million of unfavorable development in the liability lines. Partially offsetting this unfavorable loss reserve development was $0.9 million of favorable development in a number of classes due to better than expected claims experience.

Losses and loss adjustment expenses for the nine months ended September 30, 2012 included $3.0 million in losses resulting from Hurricane Isaac. Additionally, included in losses and loss adjustment expenses was $4.4 million in net favorable reserve development primarily attributable to $8.9 million of favorable development in the property lines, special marine lines and aerospace lines. Partially offsetting this favorable development was $2.3 million of unfavorable development in the general liability lines coupled with $2.1 million of unfavorable development in lines we no longer underwrite. Included in losses and loss adjustment expenses for the nine months ended September 30, 2011 was $45.5 million in catastrophe losses from the storms in the United States, the New Zealand and Japan earthquakes and the Australian floods. Additionally, included in losses and loss adjustment expenses for the nine months ended September 30, 2011 was $14.8 million of unfavorable loss reserve development on prior accident years. The unfavorable development was primarily attributable to $10.1 million of unfavorable development in the liability lines of business driven by deterioration in the professional indemnity and general liability classes of business related to a small number of specific claims and a reduction in the estimate of future reinsurance recoveries. Additionally, we recognized $4.6 million of unfavorable development related to property lines of business where the claims experience was worse than expected.

Loss reserves as of September 30, 2012 were $737.7 million which includes $172.7 million attributable to trade providers, compared to $750.3 million which includes $197.9 million of reserves attributable to the trade capital providers as of September 30, 2011.

The decrease in the expense ratio in the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was driven by an increase in net earned premium. Business written through Lloyd’s typically incurs higher acquisition expenses compared to other insurance markets due to the distribution model.

Fee income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. The increase in fee income, net for the three and nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a reduction in associated expenses in 2012.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Earned premiums	$0.7	$(0.1)	$1.4	$0.3
Losses and loss adjustment expenses	3.8	6.3	6.0	3.5
Underwriting, acquisition and insurance	1.7	2.0	4.8	7.9

Underwriting loss	(4.8)	(8.4)	(9.4)	(11.1)
Net investment income	2.8	3.1	9.8	10.4
Interest expense	(0.5)	(0.5)	(1.9)	(1.3)

Loss before income taxes	$(2.5)	$(5.8)	$(1.5)	$(2.0)

Earned premiums for the three and nine months ended September 30, 2012 and 2011 were attributable to adjustments resulting from final audits, return premium adjustments on retrospectively rated policies and other adjustments on policies previously written.

Losses and loss adjustment expenses for the three months ended September 30, 2012 included $3.8 million of net unfavorable loss reserve development on prior accident years primarily due to $5.5 million of unfavorable development in asbestos, primarily resulting from increased defense costs, and $1.7 million of unfavorable development for other latent lines. Partially offsetting the unfavorable development was $3.4 million in net favorable development primarily attributable to the run-off workers compensation lines. Losses and loss adjustment expenses for the three months ended September 30, 2011 included $6.3 million of net unfavorable loss reserve development on prior accident years primarily due to $9.7 million of unfavorable development in asbestos and environmental, partially offset by favorable development in other lines.

Losses and loss adjustment expenses for the nine months ended September 30, 2012 included $6.0 million of net unfavorable loss reserve development on prior accident years primarily attributable to the asbestos lines as noted above, partially offset by favorable development within the run-off workers compensation lines. Losses and loss adjustment expenses for the nine months ended September 30, 2011 included $3.5 million of net unfavorable loss reserve development on prior accident years. This unfavorable development is primarily due to $11.7 million of unfavorable development in asbestos and environmental, partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant environmental claim.

Loss reserves for the Run-off Lines were as follows:

	Nine Months Ended September 30,
(in millions)	2012		2011
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$75.3	$68.2	$90.2	$82.7
Incurred losses	5.8	5.5	14.0	11.7
Losses paid	(12.3)	(11.1)	(21.1)	(19.6)

Loss reserves - asbestos and environmental, end of the period	68.8	62.6	83.1	74.8
Risk management reserves	280.1	197.8	303.6	212.8
PXRE run-off reserves	15.3	15.3	21.8	21.8
Other run-off lines	8.2	7.4	7.8	7.3

Total loss reserves - Run-off Lines	$372.4	$283.1	$416.3	$316.7

Management regularly monitors and evaluates the activity of our asbestos and environmental liability exposures and adjustments to the reserves may be recorded during any reporting period.

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

For the nine months ended September 30, 2012, net cash provided by operating activities was $63.5 million compared to $56.2 million of net cash provided by operating activities for the same period in 2011. The increase in cash provided was primarily attributable to increased collections on our reinsurance recoverables on paid losses and a decrease in claim payments. Offsetting this were increased payments in 2012 related to our two catastrophe bond reinsurance contracts (see Note 10, “Derivative Instruments”) and present during the nine months ended September 30, 2011 was the receipt of $16.8 million from the settlement of an outstanding reinsurance recoverable balance.

From January 1, 2012 through September 30, 2012, we repurchased 1,276,904 shares of our common stock at an average price of $29.38 for a total cost of $37.6 million. Since 2008, when we first began buying back our common shares, through September 30, 2012, we have repurchased 6,248,209 shares of our common stock at an average price of $31.76 for a total cost of $198.5 million.

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

Currently, we do not have an outstanding balance under the $170.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit, subject to availability under the line. Currently, we have $0.8 million in letters of credit outstanding under the facility.

On September 25, 2012, through our wholly owned subsidiary Argo Group US, we issued $125,000,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). Subsequently on September 25, 2012, the underwriters of the offering exercised their option to purchase an additional $18,750,000 aggregate principal amount of Notes, which were issued on September 26, 2012. The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

The net proceeds from the offering were approximately $138.6 million, after deducting the underwriting discount and other estimated expenses of the offering to be paid by Argo Group. At September 30, 2012, $121.1 million of the proceeds were invested in short-term instruments.

On October 1, 2012, we announced that we gave notice of redemption to the trustee of our 8.85% PXRE Capital Trust I $103,093,000 Junior Subordinated Debt Securities (the “Debt Securities”). The Debt Securities will be redeemed on November 12, 2012 at a redemption price equal to 102.090% of its principal amount, plus accrued and unpaid interest to the redemption date. Additionally, on October 8, 2012, we announced that we gave notice of redemption to the trustee of our 9.75% PXRE Capital Trust III $15,464,000 Junior Subordinated Debt Securities. The Debt Securities will be redeemed on November 23, 2012 at a redemption price equal to 100.975% of its principal amount, plus accrued and unpaid interest to the redemption date. Interest on the Debt Securities will cease to accrue on and after the redemption dates.

On August 7, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On September 18, 2012, we paid $3.0 million to our shareholders of record on September 4, 2012. For the nine months ended September 30, 2012, we have paid cash dividends totaling $9.3 million to our shareholders.

In September 2012, Argo Group US received an ordinary dividend in the amount of $10.0 million in cash from Rockwood Casualty Insurance Company, which is a primary direct subsidiary of Argo Group US. In September 2012, Argo Group US received an ordinary dividend of $50.9 million, in the form of securities, from Colony Insurance Company.

Refer to Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2011 that Argo Group filed with the Securities and Exchange Commission on February 29, 2012 for further discussion on Argo Group’s liquidity.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more Nationally Recognized Statistical Rating Organizations, i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd. If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used in the preparation of this table. At September 30, 2012, our fixed maturities portfolio had a weighted average rating of AA-, with 80.0% ($2.5 billion fair value) rated A or better, and 46.8% ($1.5 billion fair value) rated AAA. Our portfolio included 6.9% ($219.4 million fair value) of less than investment grade (BB+ or lower) fixed maturities at September 30, 2012. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$408.6	$6.1	$0.7	$1.5	$416.9
Non-U.S. Governments	8.2	4.6	5.7	41.5	60.0
Obligations of states and political subdivisions	151.3	382.4	65.5	10.6	609.8
Credit-Financial	8.2	46.7	232.0	103.4	390.3
Credit-Industrial	5.7	10.7	128.2	297.7	442.3
Credit-Utility	—	15.3	39.1	140.3	194.7
Structured securities:
CMO/MBS-agency	444.5	—	—	—	444.5
CMO/MBS-non agency	3.3	2.5	0.3	8.1	14.2
CMBS	96.8	10.4	—	3.8	111.0
ABS-residential	1.3	0.3	—	8.8	10.4
ABS-non residential	74.3	0.9	0.2	2.9	78.3
Foreign denominated:
Governments	243.3	5.7	3.2	3.3	255.5
Credit	32.6	30.4	57.7	8.9	129.6

Total fixed maturities	$1,478.1	$516.0	$532.6	$630.8	$3,157.5

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At September 30, 2012, the fair value of the equity securities portfolio was $533.3 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and nine months ended September 30, 2012, we recorded realized losses of $9.7 million and $2.8 million from movements in foreign currency rates on our insurance operations, realized losses of $0.3 million and $1.0 million from movements on foreign currency rates in our investment portfolio, and realized gains of $2.0 million and $2.3 million from the currency forward and put option contracts, respectively. In addition, we had unrealized losses at September 30, 2012 of $1.1 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three and nine months ended September 30, 2012 was not material.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the three months ended September 30, 2012, we repurchased 335,982 shares at a cost of $10.2 million.

As of September 30, 2012, we had repurchased a total of 6,248,209 of our common shares (total of $198.5 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2012	154,255	$30.19	154,255	$83,508,958
August 1 through August 31, 2012	146,919	$30.38	146,727	$79,051,848
September 1 through September 30, 2012	35,000	$30.85	35,000	$77,972,126

Total	336,174	$30.34	335,982

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employee equity compensation plans. For the three months ended September 30, 2012, we received 192 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.2	First Amendment to the Executive Employment Agreement, dated November 6, 2012, between Argo Group International Holdings, Ltd. and Mark E. Watson III

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 9, 2012	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 9, 2012	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer